Form 10-Q
period 1994-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1994-05-10
CIK 102212

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                    10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934 For The Period Ended March 31, 1994.

                                      or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Transition Period from          to
                                                     -------    -------
Commission File Number 0-7617

                      Univest Corporation of Pennsylvania
                      -----------------------------------
           (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-1886144
            ------------                               ----------
   (State or other jurisdiction of                (IRS Employer I.D. No.)
   incorporation or organization)

               10 West Broad Street, Souderton, Pennsylvania 18964
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 215-721-2400
                                                            ------------
                                 Not applicable
- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes X .  No   .
                                                   ---    ---
        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

Common Stock, $5 par value                            3,137,016
- - --------------------------                  --------------------------
   (Title of Class)                         (Number of shares outstand-
                                            ing at March 31, 1994)


















UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Cor-poration of Pennsylvania (Univest) and its wholly owned subsidiaries, in-cluding Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks." The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. It is suggested that these condensed financial statements be read in conjuction with the finan-cial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which has been filed with the Securities and Exchange Commission.


Note 2.  Investment Securities

Securities effective January 1, 1994, Univest Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities are classified as investments and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account, and are carried at market value. Securities not classified as investment or trading are designated securities available for sale and carried at fair value with unrealized gains and losses reflected in share-holders' equity. Prior to the adoption of SFAS No. 115, securities avail-able for sale were carried at the lower of cost or fair value.

Gains and losses on sales of securities are generally computed on a specific security basis.

























      UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                                             (UNAUDITED)    (SEE NOTE)<F1>
                                           MARCH 31, 1994  DECEMBER 31,1993
                                           --------------  ----------------
ASSETS
  CASH AND DUE FROM BANKS                     $40,692,398      $34,701,868
  TIME DEPOSITS WITH OTHER BANKS                3,324,522        3,299,273

  INVESTMENT SECURITIES HELD-TO-MATURITY       99,049,110       91,056,109
   (MARKET VALUE $98,100,000 AT 3/31/94
    AND $91,405,253 AT 121/31/93)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE     41,106,005       48,270,752
   (MARKET VALUE $48,714,712 AT 12/31/93)

  FEDERAL FUNDS SOLD AND OTHER SHORT           14,290,446       12,678,108
   TERM INVESTMENTS

  MORTGAGE LOANS HELD FOR SALE                  5,707,200        8,916,100

  LOANS                                       577,703,308      570,782,161
    LESS: RESERVE FOR POSSIBLE LOAN            (8,087,967)      (7,198,213)
                                              -----------      -----------
      NET LOANS                               569,615,341      563,583,948

  OTHER ASSETS                                 29,295,925       27,380,909
                                              -----------      -----------
    TOTAL ASSETS                             $803,080,947     $789,887,067
                                              ===========      ===========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING      $104,541,701     $103,058,755
  DEMAND DEPOSITS, INTEREST BEARING           162,340,638      165,429,430
  REGULAR SAVINGS DEPOSITS                    128,863,728      123,675,277
  TIME DEPOSITS                               273,653,315      276,687,978
                                              -----------      -----------
    TOTAL DEPOSITS                            669,399,382      668,851,440

  SHORT-TERM BORROWINGS                        34,267,003       29,278,589
  OTHER LIABILITIES                            14,858,819        8,607,251
  LONG-TERM DEBT                               10,005,457       10,277,129
                                              -----------      -----------
    TOTAL LIABILITIES                         728,530,661      717,014,409


SHAREHOLDERS' EQUITY
  COMMON STOCK                                 15,716,728       15,716,728
  ADDITIONAL PAID-IN CAPITAL                    8,090,128        8,090,128
  RETAINED EARNINGS                            50,892,951       49,215,323
  TREASURY STOCK                                 (149,521)        (149,521)
                                               ----------       ----------
    TOTAL SHAREHOLDERS' EQUITY                 74,550,286       72,872,658
                                               ----------       ----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $803,080,947     $789,887,067
                                              ===========      ===========

<F1>NOTE: THE BALANCE SHEET AT DECEMBER 31, 1993 HAS BEEN DERIVED FROM  THE
AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRIN-CIPLES FOR COMPLETE FINANCIAL STATEMENTS.

































































      UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                 (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                    1994          1993
                                                    ----          ----
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS          $10,909,300   $10,814,607
    EXEMPT FROM FEDERAL INCOME TAXES                463,188       554,053
                                                -----------   -----------
      TOTAL INTEREST AND FEES ON LOANS           11,372,488    11,368,660
  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                         1,524,366     2,236,203
  INTEREST ON TIME DEPOSITS WITH OTHER BANKS         44,840        45,038
  OTHER INTEREST INCOME                              87,488        84,185
                                                -----------   -----------
    TOTAL INTEREST INCOME                        13,029,182    13,734,086
                                                -----------   -----------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                            4,555,380     5,635,554
  OTHER INTEREST EXPENSE                            426,593       345,479
                                                -----------   -----------
    TOTAL INTEREST EXPENSE                        4,981,973     5,981,033
                                                -----------   -----------
NET INTEREST INCOME                               8,047,209     7,753,053

PROVISION FOR LOAN LOSSES                           645,000       645,000
                                                -----------   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       7,402,209     7,108,053
                                                -----------   -----------
OTHER INCOME                                      1,472,513     1,182,221
LOSSES ON SALES OF SECURITIES                       (26,870)            -
GAINS ON SALES OF MORTGAGES                             609       149,577
                                                -----------   -----------
  TOTAL OTHER INCOME                              1,446,252     1,331,798

OTHER EXPENSES
  SALARIES AND BENEFITS                           3,077,045     2,821,536
  OTHER EXPENSE                                   2,652,343     2,464,326
                                                -----------   -----------
    TOTAL OTHER EXPENSES                          5,729,388     5,285,862
                                                -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE         3,119,073     3,153,989
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

APPLICABLE INCOME TAXES                             951,845       935,546
                                                -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE       2,167,228     2,218,443
 IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT
  OF $293,831                                                    (570,379)
                                               ------------  ------------
NET INCOME                                      $ 2,167,228   $ 1,648,064
                                               ============  ============

PER COMMON SHARE DATA <F1>:
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE     $      0.69   $      0.71
 IN ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                   $     (0.18)
 PRINCIPLE
NET INCOME                                      $      0.69   $      0.53
CASH DIVIDENDS DECLARED                         $      0.15   $      0.14

<F1> PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING OF 3,137,016 FOR BOTH PERIODS.
























































Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)

                                           3 MONTHS ENDED   3 MONTHS ENDED
                                           MARCH 31, 1994   MARCH 31, 1993
Cash flows from operating activities
  Net income                                   $2,167,228      $1,648,064
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses in excess
      of net charge-off                           889,754         468,181
    Depreciation of premises and equipment        353,486         313,029
    Cumulative effect of a change in
      accounting principle                                        570,379
    Premium amortization on investment
      securities and time deposits                160,409          73,713
    Deferred income tax (benefit)                 116,851        (134,248)
    Realized loss on investment securities         26,870
    Realized gains on sales of mortgages             (609)       (149,577)
    (Decrease) increase in net deferred
      loan fees                                   (69,242)        152,385
    Increase in interest receivable and
     other assets                              (1,991,419)       (374,256)
    Increase in accrued expenses and other
      liabilities                               6,552,342         841,725
                                               -----------      ----------
    Net cash provided by operating activities   8,205,670       3,409,395

Cash flows from investing activities
  Purchases of time deposits                      (25,249)
  Proceeds from maturing time deposits                            113,033
  Proceeds from sale of securities
    available for sale                          7,246,544
  Proceeds from maturing securities
    held to maturity                            9,976,454      37,631,540
  Proceeds from maturing securities
    available for sale                         11,015,139
  Purchases of investment securities
    held to maturity                          (21,711,838)    (17,706,340)
  Purchase of investment securities
    available for sale                         (7,570,693)
  Net increase in federal funds sold
   and other short-term investments            (1,612,338)    (11,883,561)
  Net decrease in loans held for sale           3,208,900         899,300
  Proceeds from sales of mortgages              8,221,216       3,844,200
  Net increase in loans                       (15,072,512)     (8,850,923)
  Capital expenditures                           (277,083)       (646,520)
                                              ------------     ----------
  Net cash used in investing activities        (6,601,460)      3,400,729
Cash flows from financing activities
  Net increase (decrease) in deposits             547,942     (13,097,591)
  Net increase (decrease) in short-term
    borrowings                                  4,988,414      (1,965,566)
  Proceeds from long-term debt                                  4,000,000
  Cash dividends                                 (878,364)       (784,254)
  Repayments of long-term debt                   (271,672)     (1,000,000)
                                              -----------     -----------
  Net cash provided by financing activities     4,386,320     (12,847,411)

  Net increase (decrease in cash and
    due from banks                              5,990,530      (6,037,287)
  Cash and due from banks at beginning
    of period                                  34,701,868      34,852,819
                                              -----------     -----------
  Cash and due from banks at end of period    $40,692,398     $28,815,532
                                              ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $5,009,330      $6,330,109
    Income taxes                                  $51,140        $315,574























































                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     Shareholders' equity totaled $74,550,286 at March 31, 1994. This repre-sents an increase of 2.30% or $1,677,628 over the $72,872,658 reported at December 31, 1993. The need for continued growth in shareholders' equity and its importance is clearly understood, and for that reason, management looks to shareholders for continued support. Stable earnings and a con-tinued conservative dividend payout ratio are needed to provide the equity growth for the future.

     Interest and fees on loans increased $94,693 or 0.88% from $10,814,607 at March 31, 1993 to $10,909,300 at March 31, 1994. The increase was mainly due to a slight increase in volume. Interest and fees exempt from federal income tax declined from $554,053 at March 31, 1993 to $463,188 at March 31, 1994. The decrease of $90,865 was due to lower volume.

     Interest and dividends on investment securities show a decrease of 31.83% or $711,837 from $2,236,203 at March 31, 1993 to $1,524,366 at March
31, 1994. The decrease was due to decreased yields and decreased volume in the investment portfolio.

     Interest on time deposits represents the Corporation's investment in other bank certificates of deposits (CDs). Income on these CDs remains stable, $45,038 at March 31, 1993 and $44,840 at March 31, 1994.

     Other interest consists mainly of income received on Federal Funds sold, which is the resulting daily investment activity that can be volatile in both interest yield and volume. First quarter 1994 shows $87,488 as com-pared to $84,185 or an increase of $3,303 from results of first quarter 1993. The change was due to slightly higher yields in first quarter 1994.

     Total interest expense decreased 16.70% or $999,060 to $4,981,973 at March 31, 1994 from $5,981,033 at March 31, 1993. The decrease was primarily due to decreased interest rates being paid on deposits.

     The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environ-ments. The results from the first quarter ended March 31, 1994 show net in-terest income of $8,047,209 which was an increase of $294,156 or 3.79% over the $7,753,053 reported for the same period in 1993. Management recognizes that with a relatively short term investment portfolio and a significant floating rate loan portfolio (loans mainly tied to prime rate), it is un-realistic to expect constant improvement to net interest income throughout all economic rate cycles.

     Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composi-tion of the loan portfolio.

     Each credit on the Company's internal loan "watchlist" is evaluated periodically to estimate potential losses. In addition, minimum estimates for each category of watchlist credits also are provided based on management's judgment which considers past loan loss experience and other factors. For installment and real estate mortgage loans, specific alloca-tions are based on past loss experience adjusted for recent portfolio growth and economic trends. The total reserves resulting from this analysis are "allocated" reserves. The amounts specifically provided for individual loans and pools of loans are supplemented by an unallocated amount for loan losses. This unallocated amount is determined based on judgments regarding risk of error in the specific allocation, and other potential exposure in the loan portfolio, which is not easily identifiable.

     The allowance for loan losses is determined through a quarterly evalua-tion of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan com-mitments, and any significant change in the charge-off activity - all of which may cause the provision to fluctuate. For the quarters ended March
31, 1993 and March 31, 1994 the provision was $645,000. Total nonaccrual loans at March 31, 1994 of $6,805,880 are mainly real estate related which have slowed in performance due to the economy. Nonaccrual loans at March 31, 1993 totaled $12,250,751. The large decrease was due to approximately $2,000,000 of commercial and 1 to 4 family residential real estate loans being returned to performing status, approximately $3,400,000 being either totally or partially charged off and one commercial real estate loan of ap-proximately $2,000,000 along with one residential mortgage of $400,000 being transferred to "Other Real Estate Owned." These amounts are recorded in "Other Assets" at the lower of cost or fair market value in the accompany-ing consolidated balance sheets. For the quarter ended March 31, 1994 non-accrual loans resulted in lost interest income of $178,721 as compared to $231,723 for the quarter ended March 31, 1993. Giving consideration to the current state of the economy and the related performance issues toward com-mercial real estate loans, it is possible that additional increases to the loan-loss reserve will occur. Based on a comprehensive evaluation, manage-ment has determined that the level of the reserve is adequate at this time. At March 31, 1994, the Corporation has no material commitments to lend addi-tional funds with respect to nonperforming loans. In management's evalua-tion of the loan portfolio risks, any significant future increases in non-performing loans is dependent to a large extent on the economic environ-ment. In a deteriorating or uncertain economy, management applies more con-servative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as nonperforming.

      At March 31, 1994, the reserve for loan losses is 1.40% of total loans as compared to 1.26% at December 31, 1993.

     Management and the boards of directors of the Company and affiliates evaluate existing practices and procedures on an ongoing basis. In addi-tion, regulators often make recommendations during the course of their ex-aminations that relate to the operations of the Company and its affiliates. As a matter of practice, management and the boards of directors of the Com-pany and its subsidiaries consider such recommendations promptly.

      In May 1993, the Financial Accounting Standards Board issued FAS 114 "Accounting by Creditors for Impairment of a Loan." FAS 114, which becomes effective for fiscal years beginning after December 15, 1994, requires im-pairment of a loan be measured based on the present value of expected fu-ture cash flows discounted at the loan's effective interest rate. Univest is currently evaluating the impact from adoption of this standard.

     Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the first quarter ended March 31, 1994, other income totaled $1,472,513 which is $290,292 or 24.55% more than the $1,182,221 reported for the quarter ended March 31, 1993. The increase was due to in-creased trust department commissions.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, which were adopted by the Corporation as of January 1, 1994, debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

     Previously the company classified most debt securities as held for in-vestment and carried them at amortized cost. The $91,056,109 recorded as held for investment at December 31, 1993 was transferred to the held-to maturity account as of January 1, 1994 in accordance with the new rule. Accordingly, the $48,270,752 recorded as held-for-sale and carried at lower of cost or market at December 31, 1993 was transferred to available-for-sale as of January 1, 1994 and resulted in an increase of approximately $300,000 in shareholders' equity at that date, representing the unrealized appreciation, net of taxes, of the company's investment in debt and equity securities determined to be available-for-sale.

     During the quarter ended March 31, 1994 securities totaling ap-proximately $7,200,000 were sold from the available-for-sale account and a net loss of $26,870 was recorded. The Corporation did not record any gain or loss for the first quarter ended March 31, 1993. The total of debt and equity securities held in the available-for-sale account as of March 31, 1994, is $41,106,005. The unrealized loss of $19,048 net of taxes is re-corded as a separate component of shareholders equity. The Corporation has not designated any of its securities as trading for the quarter ended March 31, 1994.

     Gains on the sale of mortgages amounted to $609 in the first quarter ended March 31, 1994, as compared to $149,577 for the first quarter of 1993. The decrease was due to the decrease in mortgage lending, especially in the area of refinancing and an increase in long-term rates. Total sales for the first quarter ended March 31, 1994, resulted in gains of approximately $90,600. However, in order to record mortgage loans classified as held-for-sale at lower of cost or market on the accompanying balance sheets, a charge of approximately $90,000 was necessary. In the second quarter of 1994, a corporate decision was made to discontinue holding loans for sale. All long-term fixed rate loans that are not granted for a third party by prior comm-itment will be held in portfolio. The Corporation has both the intent and ability to hold these loans until maturity.

     Other expenses make up the operating cost of the Corporation, includ-ing but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives continuing management attention in an attempt to con-tain and minimize the growth of the various expense categories, while en-couraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended March 31, 1994, totals $5,729,388 which is 8.39% or $443,526 more than the $5,285,862 reported at March 31, 1993. The increase was mainly due to normal salary and staff increases along with in-creasing benefits expense. Net occupancy costs, especially utilities and maintenance, increased due to the severe weather conditions.

     Effective January 1, 1993, Univest adopted Statement of Financial Ac-counting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that employers accrue the costs associated with providing postretirement benefits during the active service periods of employees, rather than previously accepted accounting practice of recognizing these costs on a pay-as-you-go basis. As permitted under FAS 106, Univest elected to recognize immediately a one-time, non-cash charge for the January 1, 1993 transitional liability of $864,000, $570,000 after-tax, as the cumulative effect of a change in ac-counting principle.

     An income tax provision is shown for the quarter ended March 31, 1994 of $951,845 and for the quarter ended March 31, 1993 of $935,546 with effec-tive tax rates of 30.5 % and 30.0 %, respectively. If the Corporation's in-come which is exempt from federal income tax (or "nontaxable income") con-tinues to decline, it is anticipated that the Corporation's effective tax rate will continue to increase.


































































                  PART II.  OTHER INFORMATION







Item 1. Legal proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--Not Applicable

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K--None
















































                                    SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                      Univest Corporation of Pennsylvania
                                      -----------------------------------
                                                  (Registrant)






                                            Merrill S. Moyer
   Date  4/28/94                      -----------------------------------
                                            Merrill S. Moyer, Chairman






                                         Wallace H. Bieler
   Date  4/28/94                   ----------------------------------------
                                   Wallace H. Bieler, Senior Vice President and Chief Financial Officer