Form 10-Q
period 1994-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1994-08-10
CIK 102212

United States
                             Securities and Exchange Commission
                                   Washington, DC 20549

                                            10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934 For The Period Ended June 30, 1994
                                           -------------
                                          or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934 For the Transition Period From ______ to ______

   Commission File Number 0-7617
                          ------
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

           Registrant's telephone number, including area code 215-721-2400
                                                              ------------
                                   Not applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X . No    .
                                                      ---     ---

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:


  Common Stock, $5 par value                                  3,137,016
  --------------------------                      --------------------------
        (Title of Class)                          (Number of shares outstand-
                                                   ing at June 30, 1994)





UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Cor-poration of Pennsylvania (Univest) and its wholly owned subsidiaries, in-cluding Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks." The con-densed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated finan-cial statements reflect all adjustments which are, in the opinion of manage-ment, necessary to present a fair statement of the results and condition
for  the  interim periods presented.   It is suggested that these condensed
financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which has been filed with the Securities and Exchange Commission.

Note 2.  Investment Securities

Effective January 1, 1994, Univest Corporation adopted Statement of Finan-cial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities." Under this statement, securities are classified as investments and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in a trading account, and are carried at market value. Securities not classified as investment or trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses reflected in shareholders' equity. Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of cost or fair value.


Note 3.  Branch Acquisition

On April 30, 1994, Union National Bank completed the purchase of selected fixed assets, valued at $25,000, and assumed deposit liabilities of $11,255,153 of the Plumsteadville, Pennsylvania branch of Continental Bank. Union National also assumed the obligations of the seller under the land lease of the branch. No loans were purchased in this transaction. A premium of $647,461 was paid for the deposits, and will be amortized over 7 years using the straight line basis. The acquisition was accounted for using the purchase method of accounting.



                               UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                             ------------------------------------
                                                                                     (UNAUDITED)             (SEE NOTE)<F1>
                                                                                    JUNE 30, 1994         DECEMBER 31, 1993
                                                                                    -------------         -----------------
ASSETS
  CASH AND DUE FROM BANKS                                                         $   31,948,740        $   34,701,868
  TIME DEPOSITS WITH OTHER BANKS                                                       1,441,065             3,299,273

  INVESTMENT SECURITIES HELD-TO-MATURITY                                             101,958,966            91,056,109
   (MARKET VALUE $100,036,000 AT 6/30/94 AND $91,405,253 AT 12/31/93)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                            34,447,566            48,270,752
   (MARKET VALUE $48,714,712 AT 12/31/93)

  FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS                                  6,924,985            12,678,108
  MORTGAGE LOANS HELD FOR SALE                                                                 -             8,916,100

  LOANS                                                                               602,857,686           570,782,161
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                                            (8,806,882)           (7,198,213)
                                                                                     -----------           -----------
      NET LOANS                                                                      594,050,804           563,583,948

  OTHER ASSETS                                                                        29,999,006            27,380,909
                                                                                     -----------           -----------
    TOTAL ASSETS                                                                  $  800,771,132        $  789,887,067
                                                                                     ===========           ===========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                           $  100,821,015        $  103,058,755
  DEMAND DEPOSITS, INTEREST BEARING                                                  159,602,253           165,429,430
  REGULAR SAVINGS DEPOSITS                                                           133,506,635           123,675,277
  TIME DEPOSITS                                                                      280,460,215           276,687,978
                                                                                     -----------           -----------
    TOTAL DEPOSITS                                                                   674,390,118           668,851,440

  SHORT-TERM BORROWINGS                                                               31,618,714            29,278,589
  OTHER LIABILITIES                                                                    8,741,525             8,607,251
  LONG-TERM DEBT                                                                       9,733,490            10,277,129
                                                                                     -----------           -----------
    TOTAL LIABILITIES                                                                724,483,847           717,014,409

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                        15,716,728            15,716,728
  ADDITIONAL PAID-IN CAPITAL                                                           8,090,128             8,090,128
  RETAINED EARNINGS                                                                   52,629,950            49,215,323
  TREASURY STOCK                                                                        (149,521)             (149,521)
                                                                                      -----------           -----------
    TOTAL SHAREHOLDERS' EQUITY                                                        76,287,285            72,872,658
                                                                                      -----------           -----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                        $  800,771,132        $  789,887,067
                                                                                     ===========           ===========

<F1>NOTE: THE BALANCE SHEET AT DECEMBER 31, 1993 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES
NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE  FINANCIAL
STATEMENTS.




                           UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)
                                                                      FOR THE QUARTER              FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                    1994         1993             1994           1993
                                                                    ----         ----             ----           ----
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                        $  11,385,123  $  10,870,677  $  22,294,423  $  21,685,284
    EXEMPT FROM FEDERAL INCOME TAXES                                463,226        530,520        926,414      1,084,573
                                                                -----------    -----------    -----------    -----------
      TOTAL INTEREST AND FEES ON LOANS                           11,848,349     11,401,197     23,220,837     22,769,857

  INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES                 1,663,109      2,109,148      3,187,475      4,345,352
  INTEREST ON TIME DEPOSITS WITH OTHER BANKS                         41,207         46,018         86,047         91,056
  OTHER INTEREST INCOME                                              79,266        169,009        166,754        253,194
                                                                -----------    -----------    -----------    -----------
    TOTAL INTEREST INCOME                                        13,631,931     13,725,372     26,661,113     27,459,459
                                                                -----------    -----------    -----------    -----------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                                            4,620,842      5,525,448      9,176,222     11,161,002
  OTHER INTEREST EXPENSE                                            437,185        403,678        863,778        749,158
                                                                -----------    -----------    -----------    -----------
    TOTAL INTEREST EXPENSE                                        5,058,027      5,929,126     10,040,000     11,910,160
                                                                -----------    -----------    -----------    -----------
NET INTEREST INCOME                                               8,573,904      7,796,246     16,621,113     15,549,299
  PROVISION FOR LOAN LOSSES                                         645,000        645,000      1,290,000      1,290,000
                                                                -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               7,928,904      7,151,246     15,331,113     14,259,299
                                                                -----------    -----------    -----------    -----------
OTHER INCOME                                                      1,323,785      1,327,309      2,796,298      2,509,530
LOSSES ON SALES OF SECURITIES                                             -              -        (26,870)             -
(LOSSES) GAINS ON SALES OF MORTGAGES                                (17,186)       127,817        (16,577)       277,394
                                                                -----------    -----------    -----------    -----------
  TOTAL OTHER INCOME                                              1,306,599      1,455,126      2,752,851      2,786,924
OTHER EXPENSES
  SALARIES AND BENEFITS                                           3,087,497      2,947,015      6,164,542      5,768,551
  OTHER EXPENSE                                                   2,706,186      2,677,216      5,358,529      5,141,542
                                                                -----------    -----------    -----------    -----------
    TOTAL OTHER EXPENSES                                          5,793,683      5,624,231     11,523,071     10,910,093
                                                                -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE                         3,441,820      2,982,141      6,560,893      6,136,130
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

APPLICABLE INCOME TAXES                                           1,055,763        892,694      2,007,608      1,828,240
                                                                -----------    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE                       2,386,057      2,089,447      4,553,285      4,307,890
  IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT OF $293,831                                                              (570,379)
                                                               ------------   ------------   ------------   ------------
NET INCOME                                                    $   2,386,057  $   2,089,447  $   4,553,285  $   3,737,511
                                                               ============   ============   ============   ============
PER COMMON SHARE DATA <F1>:
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE                   $        0.76  $        0.67  $        1.45  $        1.37
  IN ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                                                                $       (0.18)
  PRINCIPLE
NET INCOME                                                    $        0.76  $        0.67  $        1.45  $        1.19
CASH DIVIDENDS DECLARED                                       $        0.15  $        0.14  $        0.30  $        0.28

<F1> PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING OF $3,137,016 FOR BOTH
PERIODS.


Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)
                                                                        6 MONTHS ENDED     6 MONTHS ENDED
                                                                        JUNE 30, 1994      JUNE 30, 1993
Cash flows from operating activities
  Net income                                                              $4,553,285         $3,737,511
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                 1,608,669            463,122
    Depreciation of premises and equipment                                   737,797            611,173
    Cumulative effect of a change in accounting principle                                       570,379
    Premium amortization on investment securities                            252,683            198,961
    Deferred income benefit                                                 (494,864)          (293,464)
    Realized loss on investment securities                                    26,870
    Realized (losses) gains on sales of mortgages                             16,577           (277,394)
    (Decrease) increase in net deferred loan fees                           (206,483)           323,854
    Increase in interest receivable and other assets                      (1,158,754)        (4,396,862)
    Increase in accrued expenses and other
     liabilities                                                           1,138,722          3,957,685
                                                                          -----------        -----------
         Net cash provided by operating activities                         6,474,502          4,894,965

Cash flows from investing activities
 Proceeds from maturing time deposits                                     1,858,208             91,595
 Proceeds from sale of securities available for sale                      7,246,544
 Proceeds from maturing securities held to maturity                      15,001,724         54,540,550
 Proceeds from maturing securities available for sale                    18,356,611
 Purchases of investment securities held to maturity                    (29,694,416)       (44,054,336)
 Purchases of investment securities available for sale                   (8,569,013)
 Net decrease (increase) in federal funds sold and other
  short-term investments                                                  5,753,123         (6,592,397)
 Net decrease (increase) in loans held for sale                           8,916,100           (652,400)
 Proceeds from sales of mortgages                                        13,081,616          8,835,665
 Net increase in loans                                                  (44,967,235)       (17,348,177)
 Capital expenditures                                                    (1,549,678)        (1,554,203)
                                                                        -----------        -----------
        Net cash used in investing activities                           (14,566,416)        (6,733,703)

Cash flows from financing activities
 Assumption of deposits                                                  10,607,692
 Net decrease in deposits                                                (5,716,475)       (13,292,835)
 Net increase in short-term borrowings                                    2,340,125          6,364,736
 Proceeds from long-term debt                                                                4,000,000
 Cash dividends                                                          (1,348,917)        (1,250,000)
 Repayments of long-term debt                                              (543,639)        (1,223,436)
                                                                        -----------        -----------
       Net cash provided by financing activities                          5,338,786         (5,401,535)

 Net decrease in cash and due from banks                                 (2,753,128)        (7,240,273)
 Cash and due from banks at beginning of period                          34,701,868         34,852,819
                                                                        -----------        -----------
 Cash and due from banks at end of period                               $31,948,740        $27,612,546
                                                                        ===========        ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                             $10,214,286        $12,639,438
   Income taxes                                                          $2,280,990         $2,523,294



             MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     Shareholders' equity totaled $76,287,285 at June 30, 1994. This repre-sents an increase of 4.69% or $3,414,627 over the $72,872,658 reported at December 31, 1993. The need for continued growth in shareholders' equity and its importance is clearly understood, and for that reason, management looks to shareholders for continued support. Stable earnings and a con-tinued conservative dividend payout ratio are needed to provide the equity growth for the future.

     Interest and fees on loans for the second quarter ended June 30,  1994
increased  4.73%  or  $514,446  from  $10,870,677  at  June  30,   1993  to
$11,385,123 at June 30, 1994. For the six months ended June 30, 1994 inter-est and fees on loans also increased $609,139 or 2.81% as compared to the six months ended June 30, 1993. The increase in both periods was due to increased yield, which included three prime rate increases, and volume. The interest and fees on loans exempt from Federal income tax decreased $67,294 or 12.68% for the quarter ended June 30, 1994 and also decreased $158,159 or 14.58% for the six months ended June 30, 1994. The decrease in both periods was primarily due to lower volume.

     Interest and dividends on investment securities decreased $446,039 and $1,157,877, respectively for the three and six months ended June 30, 1994 when compared to the same periods in 1993. The decrease in both periods was due to decreased yield and decreased volume in the investment portfolio.

     Interest on time deposits largely represents the Corporation's invest-ment in other bank certificates of deposits (CDs). Income on these CDs decreased $4,811 from $46,018 at the quarter end June 30, 1993 to $41,207 at quarter end June 30, 1994. Income also decreased for the six month period ended June 30, 1994 by $5,009 when compared to the same period in 1993. The decrease in both periods was due to lower volume.

     Other interest consists mainly of Federal Funds sold, which is the resulting daily investment activity that can be volatile in both interest yield and volume. Second quarter ended June 30, 1994, shows income of $79,266 as compared to $169,009 for the second quarter ended June 30, 1993. Six months ended June 30, 1994, shows income of $166,754 as compared to $253,194 for the same period in 1993. The differences of $89,743 and $86,440, respectfully are due mainly to changes in volume offset by higher yields during both periods.

     Total interest expense decreased 14.69% or $871,099 from $5,929,126 for second quarter ended June 30, 1993 to $5,058,027 for second quarter ended June 30, 1994. For the six months ended June 30, 1994 as compared to the six months ended June 30, 1993, interest expense decreased 15.70% or $1,870,160 from $11,910,160 in 1993 to $10,040,000 for the same period in
1994. Decreases in both periods were due to lower interest rates being paid on deposits offset in the second quarter 1994 by increased volume due to the assumption of deposits of Plumsteadville Branch of Continental Bank. (see note # 3).

     The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environ-ments. For the three month period ended June 30, 1994 net interest income of $8,573,904 increased $777,658 or 9.97% over the $7,796,246 reported for
the  second quarter ended June 30,  1993.   Net interest income for the six
months ended June 30, 1994 also shows an increase of $1,071,814 or 6.89% from $15,549,299 at June 30, 1993 to $16,621,113 for June 30, 1994. Manage-
ment recognizes that with a relatively short term investment portfolio and a significant floating rate loan portfolio (loans mainly tied to prime rate), it is unrealistic to expect constant improvement to net interest in-come throughout all economic rate cycles. The Corporation does not utilize, nor is it a party to, any derivative financial instruments.

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

     The allowance for loan losses is determined through a quarterly evalua-tion of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan com-mitments, and any significant change in the charge-off activity - all of which may cause the provision to fluctuate. The provision for loan losses for the three and six month periods ending June 30, 1994 and June 30, 1993 was $645,000 and $1,290,000 for each three and six month period, respec-tively. Total nonaccrual loans at June 30, 1994 of $7,036,422 are mainly real estate related which have slowed in performance due to the economy and is consistent with the December 31, 1993 total of $6,991,391. With a loan coming off nonaccrual and several going on, results are a comparable balance. Nonaccrual loans at June 30, 1993 totaled $9,419,202. The decrease was due to a number of commercial loans being either totally or partially charged off. The Corporation currently has approximately $2,400,000 of "Other Real Estate Owned" consisting of one commercial loan ($2,000,000) and one residential mortgage loan ($400,000). These amounts are recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. For the quarter ended June 30, 1994 nonaccrual loans resulted in lost interest income of $204,843 as compared to $181,549 for the quarter ended June 30, 1993. For the six months ended June 30, 1994 nonaccrual loans accounted for lost interest income of $383,564 as compared to $413,272 for the six months ended June 30, 1993. Based on a comprehensive evaluation, management has determined that the level of the reserve is adequate at this time. At June 30, 1994, the Corporation has no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as nonperforming.

      At June 30, 1994, the reserve for loan losses is 1.46% of total loans as compared to 1.26% at December 31, 1993.

      Management and the board of directors of the Corporation and its af-filiates evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Corporation and its af-filiates. As a matter of practice, management and the board of directors of the Corporation and its subsidiaries consider such recommendations promptly.

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

     Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the second quarter ended June 30, 1994, other income totaled $1,323,785 which is $3,524 less than the $1,327,309 recorded for
the quarter ended June 30, 1993.   Other income of $2,796,298 for the  six
months ended June 30, 1994 increased by 286,768 or 11.43% more than the $2,509,530 for the six months ended June 30, 1993. The main reason for the changes was due to the fluctuations of Trust department income in the first and second quarters of 1994.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Invest-ments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, which were adopted by the Corporation as of January 1, 1994, debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

     Previously the company classified most debt securities as held for in-vestment and carried them at amortized cost. The $91,056,109 recorded as held for investment at December 31, 1993 was transferred to the held-to-maturity account as of January 1, 1994 in accordance with the new rule. Accordingly, the $48,270,752 recorded as held-for-sale and carried at lower of cost or market at December 31, 1993 was transferred to available-for-sale as of January 1, 1994 and resulted in an increase of approximately $300,000 in shareholders' equity at that date, representing the unrealized appreciation, net of taxes, of the Corporation's investment in debt and equity securities determined to be available-for-sale.

     During the first quarter ended March 31, 1994 securities totaling ap-proximately $7,200,000 were sold from the available-for-sale account and a net loss of $26,870 was recorded. The Corporation did not record any gain or loss for the second quarter ended June 30, 1994, or for the three and six month periods ending June 30, 1993. The total of debt and equity securities held in the available-for-sale account as of June 30, 1994, is $34,447,566. The unrealized loss of $197,554 net of taxes has been charged against equity during the six months ended June 30, 1994. The Corporation has not designated any of its securities as trading for the six months ended June 30, 1994.

     Sales of mortgages during the second quarter ended June 30, 1994 and six months ended June 30, 1994 resulted in losses of $17,186 and $16,577, respectively. For the comparable three and six month period ended June 30, 1993, sales of mortgages resulted in gains of $127,817 and $277,394, respec-
tively.    The  change was due to variations of market prices caused by in-
creasing long-term mortgage rates.   Because of the increase  in  long-term
mortgage rates, mortgage lending, especially in the area of refinancing decreased considerably. Due to these conditions, during the second quarter of 1994, a Corporate decision was made to discontinue holding loans for
sale.    All  long-term  fixed  rate loans that are not granted for a third party by  prior  commitment,  from  such  third  party,  will  be  held  in
portfolio.    The Corporation has both the intent and ability to hold these loans until maturity.

     Other expenses make up the operating cost of the Corporation, includ-ing but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives continuing management attention in an attempt to con-tain and minimize the growth of the various expense categories, while en-couraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended June 30, 1994 totals $5,793,683 which is 3.01% or $169,452 more than the $5,624,231 reported at quarter end June 30, 1993. For the six months ended June 30, 1994 other expenses totaled $11,523,071 which is 5.62% or $612,978 more than the $10,910,093 shown for the six months ended June 30, 1993. The reason for the increase was primarily due to normal salary and staff increases along with increasing benefit cost, as well as an increase in total advertising expense. Net occupancy costs, especially utilities and maintenance, increased mainly in the first quarter of 1994 due to the severe winter weather conditions. An effort toward cost control is an ongoing corporate goal in an attempt to minimize the impact of noninterest expense.

    Effective January 1, 1993, Univest adopted Statement of Financial Ac-counting Standards No. 106," Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that employers accrue the costs associated with providing postretirement benefits during the active service periods of employees, rather than previously accepted accounting practice of recognizing these costs on a pay-as-you-go basis. As permitted under FAS 106, Univest elected to recognize immediately a one-time, non-cash charge for the January 1,1993 transitional liability of $864,000, $570,000 after-tax, as the cumulative effect of a change in ac-counting principle.

     An income tax provision is shown for the quarter ended June 30, 1994 of $1,055,763 and for the quarter ended June 30, 1993 of $892,694 with ef-fective tax rates of 30.1% and 29.9%, respectively. For the six months ended June 30, 1994 the tax provision was $2,007,608 with an effective tax rate of 30.6% as compared to the tax provision of $1,828,240 with an effec-tive tax rate of 29.8% for the six months ended June 30, 1993. If the Corporation's income which is exempt from federal income tax continues to decline, and if the annual taxable income exceeds $10,000,000, it is anticipated that the Corporation's effective tax rate will continue to increase.

     Net income for the quarter ended June 30, 1994 increased $296,610 or 14.20% from $2,089,447 ($0.67 per share) at June 30, 1993 to $2,386,057
($0.76 per share) at June 30, 1994. The increase was mainly due to in-creased net interest income, offset by increased other expense. For the six months ended June 30, 1994, net income increased by $815,774 or 21.83% from $3,737,511 ($1.19 per share) at June 30, 1993 to $4,553,285 ($1.45 per share) at June 30, 1994. The increase for the six month period was due to increased net interest income and the effect of the change in accounting of accounting principle for the six month period ended June 30, 1993.






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











                                    Univest Corporation of Pennsylvania
                                    -----------------------------------
                                                 (Registrant)






                                                  Merrill S. Moyer
Date: July 14, 1994                          --------------------------
                                             Merrill S. Moyer, Chairman






                                                  Wallace H. Bieler
Date: July 14, 1994                          ---------------------------
                                             Wallace H. Bieler, Senior Vice
                                             President and Chief Financial
                                             Officer