Form 10-Q
period 1994-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1994-11-10
CIK 102212

United States

                     Securties and Exchange Commission

                           Washington, DC  20549

                                   10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1994.

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period From _____ to _____ .

Commission File Number 0-7617

                    Univest Corporation of Pennsylvania
          (Exact name of registrant as specified in its charter)

   Pennsylvania                                      23-1886144
State or other jurisdiction of                (IRS Employer I.D. No.)
incorporation or organization)

            10 West Broad Street, Souderton, Pennsylvania 18964
            (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code 215-721-2400

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes  X No.   .

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

Common Stock, $5 par value                           3,137,016
     (Title of Class)                         (Number of shares outstanding
                                               at September 30, 1994)









UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidates Financial Statements
(Unaudited)

Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks." The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which has been filed with the Securities and Exchange Commission.

Note 2.  Investment Securities

Effective January 1, 1994, Univest Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this agreement, securities are classified as investments and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in a trading account, and are carried at market value. Securities not classified as investment or trading are designated as securities available for sale and are carried at fair value with unrealized gains and losses reflected in shareholders' equity. Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of cost or fair value.

Note 3.  Branch Acquisition

On April 30, 1994, Union National Bank completed the purchase of selected fixed assets, valued at $25,000, and assumed deposit liabilities of $11,255,153 of the Plumsteadville, Pennsylvania branch of the Continental Bank. Union National also assumed the obligations of the seller under the land lease of the branch. No loans were purchased in this transaction. A premium of $647,461 was paid for the deposits, and will be amortized over 7 years using the straight line basis. The acquisition was accounted for using the purchase method of accounting.



     UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (UNAUDITED)            (SEE NOTE)<F1>
                                                     SEPTEMBER 30, 1994     DECEMBER 31, 1993
ASSETS
  CASH AND DUE FROM BANKS                                $36,373,630          $34,701,868
  TIME DEPOSITS WITH OTHER BANKS                           1,483,230            3,299,273

  INVESTMENT SECURITIES HELD-TO-MATURITY                 126,817,561           91,056,109
   (MARKET VALUE $124,585,000 AT 9/30/94
    AND $91,405,253 AT 12/31/93)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                33,506,127           48,270,752
   (MARKET VALUE $48,714,712 AT 12/31/93)

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                                 22,120,358           12,678,108
  LOANS HELD FOR SALE                                        974,253            8,916,100

  LOANS                                                  587,511,121          570,782,161
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                (9,373,370)          (7,198,213)
                                                        ------------         ------------
      NET LOANS                                          578,137,751          563,583,948

  OTHER ASSETS                                            31,236,242           27,380,909
                                                        ------------         ------------
    TOTAL ASSETS                                        $830,649,152         $789,887,067
                                                        ============         ============
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                  $98,636,279         $103,058,755
  DEMAND DEPOSITS, INTEREST BEARING                      156,069,037          165,429,430
  REGULAR SAVINGS DEPOSITS                               128,577,641          123,675,277
  TIME DEPOSITS                                          306,571,077          276,687,978
                                                        ------------         ------------
    TOTAL DEPOSITS                                       689,854,034          668,851,440

  SHORT-TERM BORROWINGS                                   41,357,471           29,278,589
  OTHER LIABILITIES                                       11,598,411            8,607,251
  LONG-TERM DEBT                                           9,461,142           10,277,129
                                                        ------------         ------------
    TOTAL LIABILITIES                                    752,271,058          717,014,409

SHAREHOLDERS' EQUITY
  COMMON STOCK                                            15,716,728           15,716,728
  ADDITIONAL PAID-IN CAPITAL                               8,090,128            8,090,128
  RETAINED EARNINGS                                       54,720,759           49,215,323
  TREASURY STOCK                                            (149,521)            (149,521)
                                                        ------------         ------------
    TOTAL SHAREHOLDERS' EQUITY                            78,378,094           72,872,658
                                                        ------------         ------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                              $830,649,152         $789,887,067
                                                        ============         ============

<F1>NOTE:  THE BALANCE SHEET AT DECEMBER 31, 1993 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL
STATEMENTS AT THAT DATE AND DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


     UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                              FOR THE QUARTER                  FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER  30,              ENDED SEPTEMBER 30,

                                                            1994            1993            1994               1993
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                  $11,780,794     $10,694,169     $34,075,217        $32,379,453
    EXEMPT FROM FEDERAL INCOME TAXES                        484,041         502,468       1,410,455          1,587,041
                                                        -----------     -----------     -----------        -----------
      TOTAL INTEREST AND FEES ON LOANS                   12,264,835      11,196,637      35,485,672         33,966,494

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                                 1,820,768       2,013,831       5,008,243          6,359,183
  INTEREST ON TIME DEPOSITS WITH OTHER BANKS                 17,033          43,672         103,080            134,728
  OTHER INTEREST INCOME                                     242,719          76,021         409,473            329,215
                                                        -----------     -----------     -----------        -----------
    TOTAL INTEREST INCOME                                14,345,355      13,330,161      41,006,468         40,789,620
                                                        -----------     -----------     -----------        -----------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                                    4,917,222       5,143,049      14,093,444         16,304,051
  OTHER INTEREST EXPENSE                                    473,939         436,952       1,337,717          1,186,110
                                                        -----------     -----------     -----------        -----------
    TOTAL INTEREST EXPENSE                                5,391,161       5,580,001      15,431,161         17,490,161
                                                        -----------     -----------     -----------        -----------
NET INTEREST INCOME                                       8,954,194       7,750,160      25,575,307         23,299,459
  PROVISION FOR LOAN LOSSES                                 345,000         545,000       1,635,000          1,835,000
                                                        -----------     -----------     -----------        -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               8,609,194       7,205,160      23,940,307         21,464,459
                                                        -----------     -----------     -----------        -----------
OTHER INCOME                                              1,433,560       1,537,725       4,229,858          4,047,255
LOSSES ON SALES OF SECURITIES                                     -               -         (26,870)                 -
(LOSSES) GAINS ON SALES OF MORTGAGES                              -         131,930         (16,577)           409,324
                                                        -----------     -----------     -----------        -----------
  TOTAL OTHER INCOME                                      1,433,560       1,669,655       4,186,411          4,456,579

OTHER EXPENSES
  SALARIES AND BENEFITS                                   3,112,366       3,077,486       9,276,908          8,846,038
  OTHER EXPENSE                                           3,075,818       2,543,400       8,434,347          7,684,942
                                                        -----------     -----------     -----------        -----------
    TOTAL OTHER EXPENSES                                  6,188,184       5,620,886      17,711,255         16,530,980
                                                        -----------     -----------     -----------        -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE                 3,854,570       3,253,929      10,415,463          9,390,058
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

APPLICABLE INCOME TAXES                                   1,194,637         990,269       3,202,245          2,818,509
                                                        -----------     -----------     -----------        -----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE               2,659,933       2,263,660       7,213,218          6,571,549
 IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT OF $293,831                                                            (570,379)
                                                        -----------     -----------     -----------        -----------
NET INCOME                                               $2,659,933      $2,263,660      $7,213,218         $6,001,170
                                                        ===========     ===========     ===========        ===========
PER COMMON SHARE DATA (1):
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE                   $0.85           $0.72           $2.30              $2.09
 IN ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING                                                                     ($0.18)
 PRINCIPLE
NET INCOME                                                    $0.85           $0.72           $2.30              $1.91
CASH DIVIDENDS DECLARED                                       $0.15           $0.14           $0.45              $0.42

<F1>(1) PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING OF 3,137,016 FOR BOTH
PERIODS.

Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)
                                                                    9 MONTHS            9 MONTHS
                                                                      ENDED               ENDED
                                                                  SEPT 30, 1994       SEPT 30, 1993
Cash flows from operating activitites
  Net income                                                        $7,213,218          $6,001,170
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses in excess of (less than)
     net charge-offs                                                 2,175,157             (74,467)
    Depreciation of premises and equipment                           1,132,297             940,009
    Cumulative effect of a change in accounting principle                                  570,379
    Premium amortization on investment securities                      303,062             354,611
    Deferred income benefit                                           (743,957)           (283,621)
    Realized loss on investment securities                              26,870
    Realized gains (losses) on sales of mortgages                       16,577            (409,324)
    (Decrease) increase in net deferred loan fees                     (466,257)            557,014
    Increase in interest receivable and other assets                (2,049,859)         (3,921,782)
    Increase in accrued expenses and other
      liabilities                                                    4,295,479           2,390,037
                                                                   -----------         -----------
  Net cash provided by operating activities                         11,902,587           6,124,026

Cash flows from investing activities
  Proceeds from maturing time deposits                               1,816,043              68,357
  Proceeds from sales of securities available for sale               7,246,544
  Proceeds from maturing securities held to maturity                19,986,269          74,560,586
  Proceeds from maturing securities available for sale              23,114,577
  Purchases of investment securities held to maturity              (59,555,841)        (53,287,383)
  Purchases of investment securities available for sale            (12,566,983)
  Net (increase) decrease in federal funds sold and other
   short-term investments                                           (9,442,250)          9,629,569
  Net decrease (increase) in loans held for sale                     7,941,847          (7,856,700)
  Proceeds from sales of mortgages                                  13,941,816          13,110,269
  Net increase in loans                                            (30,221,096)        (29,961,813)
  Capital expenditures                                              (2,290,310)         (1,075,958)
                                                                   -----------         -----------
  Net cash (used in) provided by investing activities              (40,029,384)          5,186,927

Cash flows from financing activities
  Assumption of deposits                                            10,607,692
  Net increase (decrease) in deposits                                9,747,441         (20,046,177)
  Net increase in short-term borrowings                             12,078,882           6,751,144
  Proceeds from long-term debt                                                           4,491,004
  Cash dividends                                                    (1,819,469)         (1,662,618)
  Repayments of long-term debt                                        (815,987)         (1,527,734)
                                                                   -----------         -----------
  Net cash provided by (used in) financing activities               29,798,559         (11,994,381)

  Net increase (decrease) in cash and due from banks                 1,671,762            (683,428)
  Cash and due from banks at beginning of period                    34,701,868          34,852,819
                                                                   -----------         -----------
  Cash and due from banks at end of period                         $36,373,630         $34,169,391
                                                                   ===========         ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $15,334,503         $18,212,018
    Income taxes                                                    $3,551,823          $3,438,156



               MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Shareholders' equity totaled $78,378,094 at September 30, 1994. This represents an increase of 7.55% or $5,505,436 over the $72,872,658 reported at December 31, 1993. The need for continued growth in shareholders' equity and its importance is clearly understood, and for that reason, management looks to shareholders for continued support. Stable earnings and a continued conservative dividend payout ratio are needed to provide the equity growth for the future. The Corporation has capital ratios exceeding regulatory requirements as of September 30, 1994.

Interest and fees on loans for the third quarter ended September 30, 1994 increased 10.16% or $1,086,625 from $10,694,169 at September 30, 1993 to
$11,780,794 at September 30, 1994. For the nine months ended September 30, 1994 interest and fees on loans also increased $1,695,764 or 5.24% as compared to the nine months ended September 30, 1993. The increase in both periods was due to increased yields, which included three prime rate increases from 6.0% to 7.75%, and increased volume. The interest and fees on loans exempt from Federal income tax decreased $18,427 and $176,586 respectively for the three and nine months ended September 30, 1994, as compared to same periods in 1993. The decrease in both periods was due to lower volume.

Interest and dividends on investment securities decreased $193,063 or 9.59% to $1,820,768, for the three months ended September 30, 1994 when compared to the $2,013,831 for the quarter ended September 30, 1993. For the nine months ended September 30, 1994 interest and dividends on securities also decreased $1,350,940 or 21.24% from $6,359,183 at September 30, 1994 to
$5,008,243 at September 30, 1993. The decrease in both periods was due to decreased yield offset somewhat by increased volume in the third quarter ended September 30, 1994.

Interest on time deposits represents the Corporation's investment in other bank certificates of deposits (CDs). Income on these CDs decreased $26,639 from $43,672 at September 30, 1993 to $17,033 at September 30,
1994. Income also decreased for the nine month period ended September 30, 1994 by $31,648 when compared to the same period in 1993. The decrease in both periods was due to lower volume.

Other interest consists mainly of Federal Funds sold, which is the resulting daily investment activity that can be volatile in both interest yield and volume. Third quarter ended September 30, 1994, shows income of $242,719 as compared to $76,021 for the third quarter ended September 30, 1993. Nine months ended September 30, 1994, shows income of $409,473 as compared to $329,215 for the same period in 1993. The differences of $166,698 and $80,258, respectively are due mainly to increases in volume and higher yields during both periods.

Total interest expense decreased 3.38% or $188,840 from $5,580,001 for the third quarter ended September 30, 1993 to $5,391,161 for the third quarter ended September 30, 1994. For the nine months ended September 30, 1994, interest expense decreased $2,059,000 or 11.77% from $17,490,161 at September 30, 1993 to $15,431,161 at September 30, 1994. Decreases were due to lower yields, especially during the first and second quarters of 1994. Yields, mainly on certificates of deposit began to increase slightly in third quarter 1994. The lower yields were offset by higher volumes, again, mainly in third quarter 1994. The lower yields were further offset by the assumption of deposits of the Plumsteadville Branch of Continental Bank in the second quarter of 1994. (See note # 3).

The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. For the three month period ended September 30, 1994, net interest income of $8,954,194 increased $1,204,034 or 15.54% over the $7,750,160 reported for the third quarter ended September 30, 1993. Net interest income for the nine months ended September 30, 1994 also shows an increase of $2,275,848 or 9.77% from $23,299,459 at September 30, 1993 to $25,575,307 at
September 30, 1994. Management recognizes that with a relatively short term investment portfolio and a significant floating rate loan portfolio (loans mainly tied to prime rate), it is unrealistic to expect constant improvement to net interest income throughout all economic rate cycles.
The Corporation does not utilize, nor is it a party to, any off balance sheet derivative financial instruments.

Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

Each credit on the Company's internal loan "watchlist" is evaluated periodically to estimate potential losses. In addition, minimum estimates of loss for each category of watchlist credits also are provided based on management's judgment which considers past loan loss experience and other factors. For installment and real estate mortgage loans, specific allocations are based on past loss experience adjusted for recent portfolio growth and economic trends. The total reserves resulting from this analysis are "allocated" reserves. The amounts specifically provided for individual loans and pools of loans are supplemented by an unallocated amount for loan losses. This unallocated amount is determined based on judgments regarding risk of error in the specific allocation, and other potential exposure in the loan portfolio, which is not easily identifiable.

The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and any significant change in the charge-off activity - all of which may cause the provision to fluctuate. The provision for loan losses for the three and nine month periods ending September 30, 1994 was $345,000 and $1,635,000 respectively as compared to $545,000 and $1,835,000 for the three and nine month period ended September 30, 1993 respectively. Total nonaccrual loans at September 30, 1994 of $8,481,796 are mainly real estate related which have slowed in performance due to the economy. Nonaccrual loans at December 31, 1993 totaled $6,991,391, and at September 30, 1994 were $8,062,130. The increase is due to one commercial loan of approximately $1,900,000 being added to nonaccrual during the quarter ended September 30, 1994. This loan is currently in a workout position with agreements almost complete that are expected to enable the Corporation to recover the major portion of principal before year end 1994, with the balance restructured for payback over time with no loss of principal expected nor will it cause an increase in loan loss reserve provision.

For the quarter ended September 30, 1994 nonaccrual loans resulted in lost interest income of $216,239 as compared to $144,862 for the three months ended September 30, 1993. For the nine months ended September 30, 1994 nonaccrual loans accounted for lost interest income of $599,803 as compared to $558,137 for the nine months ended September 30, 1993. The Corporation currently has approximately $2,000,000 of "Other Real Estate Owned" consisting of one commercial loan ($1,600,000) and one residential mortgage loan ($400,000). These amounts are recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. During the three months ended September 30, 1994, the Corporation charged-off $300,000 against current earnings to reflect a decline in fair value for the commercial property. Based on a comprehensive evaluation, management has determined that the level of the allowance for loan losses is adequate at this time. At September 30, 1994, the Corporation has no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as nonperforming.

At September 30, 1994, the reserve for loan losses is 1.60% of total loans as compared to 1.26% at December 31, 1993. The reserve increased due to significant recoveries during the quarter ended September 30, 1994.

Management and the board of directors of the Corporation and affiliates evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Corporation and its affiliates. As a matter of practice, management and the board of directors of the Corporation and its subsidiaries consider such recommendations promptly.

In May 1993, the Financial Accounting Standards Board issued FAS 114 "Accounting by Creditors for Impairment of a Loan." FAS 114, which becomes effective for fiscal years beginning after December 15, 1994, requires impairment of a loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Univest is currently evaluating the impact from adoption of this standard, and management does not expect that it will have a material impact on the reserve position of the Corporation.

Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the third quarter ended September 30, 1994, other income totaled $1,433,560 which is $104,165 less than the $1,537,725 recorded for the quarter ended September 30, 1993. The difference for the quarter is mainly due to prior period non-recurring income in third quarter 1993 which is not present for third quarter 1994. For the nine months ended September 30, 1994 other income increased $182,603 from $4,047,255 at September 30, 1993 to $4,229,858 at September 30, 1994. This increase was due mainly to increased trust department income.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, which were adopted by the Corporation as of January 1, 1994, debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

Previously the company classified most debt securities as held for investment and carried them at amortized cost. The $91,056,109 recorded as held for investment at December 31, 1993 was transferred to the held-to-maturity account as of January 1, 1994 in accordance with the new rule. Additionally, the $48,270,752 recorded as held-for-sale and carried at lower of cost or market at December 31, 1993 was transferred to available-for-sale as of January 1, 1994 and resulted in an increase of approximately $300,000 in shareholders' equity at that date, representing the unrealized appreciation, net of taxes, of the Corporation's investment in debt and equity securities determined to be available-for-sale.

During the first quarter ended March 31, 1994 securities totaling approximately $7,200,000 were sold from the available-for-sale account and a net loss of $26,870 was recorded. The Corporation did not sell any securities in the third quarter ended September 30, 1994, or for the three and nine month periods ending September 30, 1993. The total of debt and equity securities held in the available-for-sale account as of September 30, 1994, is $33,506,127. The unrealized loss in the available-for-sale of $296,125 net of taxes is charged against equity at September 30, 1994. The Corporation has not designated any of its securities as trading for the nine months ended September 30, 1994.

Sales of mortgages during the nine months ended September 30, 1994 resulted in losses of $16,577. There were no gains on sales of mortgages during the quarter ended September 30, 1994. For the comparable three and nine month period ended September 30, 1993, sales of mortgages resulted in gains of $131,930 and $409,324, respectively. The change was due to variations of market prices caused by increasing long-term mortgage rates. Because of the increase in long-term mortgage rates, mortgage lending, especially in the area of refinancing decreased considerably. Due to these conditions, during the second quarter of 1994, a Corporate decision was made to discontinue holding loans for sale. All long-term fixed rate loans that are not granted for a third party by prior commitment, from such third party, will be held in portfolio. The Corporation has both the intent and ability to hold these loans until maturity. The $974,253 reflected as "Loans Held for Sale" on the accompanying Statement of Condition represents the student loan portfolio of Pennview Savings Bank which is being sold to the Student Loan Marketing Association under a prior agreement. These loans are carried at the lower of cost or market.

Other expenses make up the operating cost of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives continuing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunciton with the expansion of the Corporation. The quarter ended September 30, 1994 totals $6,188,184 which is $567,298 or 10.09% more than the $5,620,886 reported at quarter end September 30, 1993. The main reason for the increase was due to the write down of other real estate owned of $300,000 and increased advertising cost. For the nine months ended September 30, 1994 other expenses increased $1,180,275 or 7.14% from $16,530,980 at September 30, 1993 to $17,711,255 at September 30, 1994. The increases were due to normal salary and staff increases along with increasing benefit cost, also increases in advertising and the write down of other real estate owned. Net occupancy costs, especially utilities and maintenance, also increased mainly in the first quarter of 1994 due to the severe winter weather conditions. An effort toward cost control is an ongoing corporate goal in an attempt to minimize the impact of noninterest expense.

Effective January 1, 1993, Univest adopted Statement of Financial Accounting Standards No. 106," Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that employers accrue the costs associated with providing postretirement benefits during the active service periods of employees, rather than previously accepted accounting practice of recognizing these costs on a pay-as-you-go basis.
As permitted under FAS 106, Univest elected to recognize immediately a one-time, non-cash charge for the January 1,1993 transitional liability of $864,000, $570,000 after-tax, as the cumulative effect of a change in accounting principle.

An income tax provision is shown for the quarter ended September 30, 1994 of $1,200,732 and for the quarter ended September 30, 1993 of $990,629 with effective tax rates of 31.0% and 30.4%, respectively. For the nine months ended September 30, 1994 the tax provision was $3,208,340 with an effective tax rate of 30.8% as compared to the tax provision of $2,818,509 with an effective tax rate of 30.0% for the nine months ended September 30, 1993. If the Corporation's income which is exempt from federal income tax continues to decline, and if the annual taxable income exceeds $10,000,000, it is anticipated that the Corporation's effective tax rate will continue to increase.

Net income for the quarter ended September 30, 1994 increased $396,273 or 17.5% from $2,263,660 ($0.72 per share) at September 30, 1993 to $2,659,933
($0.85 per share) at September 30, 1994. The increase was mainly due to increased net interest income and the reduction in the provision for loan losses, offset by increased other expense. For the nine months ended September 30, 1994, net income increased by $1,212,048 or 20.20% from $6,001,170 ($1.91 per share) at September 30, 1993 to $7,213,218 ($2.30 per share) at September 30, 1994. The increase for the nine month period was due to increased net interest income and the effect of the change in accounting principle for the nine month period ended September 30, 1993.





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




                                     Univest Corporation of Pennsylvania
                                                (Registrant)











Date:   October 26, 1994                    Merrill S. Moyer
                                   Merrill S. Moyer, Chairman


Date:   October 26, 1994                    Wallace H. Beiler
                                   Wallace H. Bieler, Senior Vice President and Chief Financial Officer