Form 10-K
UNIVEST CORP OF PENNSYLVANIA
filed 1995-03-29
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994  Commission File number 0-7617


                    UNIVEST CORPORATION OF PENNSYLVANIA
          (Exact name of registrant as specified in its charter)

     Pennsylvania                                          23-1886144
_______________________________              ____________________________
(State or other jurisdiction of                        (IRS Employer
 incorporation of organization)                        Identification No.)


     10 West Broad Street
     Souderton, Pennsylvania                                18964
________________________________________     ____________________________
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (215) 721-2400


              SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                OF THE ACT:

Common Stock, $5  par value                                3,137,016
________________________________________     ____________________________
     (Title of Class)                             (Number of shares
                                                  outstanding at 2/28/95)

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant is $83,052,130 as of February 28, 1995.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety days.

                                YES  X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 11, 1995. Parts I, II and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1994.



                                  PART I
Item 1. Business

General

     Univest Corporation of Pennsylvania ("Univest") is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. It owns all of the capital stock of Union National Bank and Trust Company, Pennview Savings Bank, Univest Realty Corporation, Univest Leasing Corporation, Univest Mortgage Company, Univest Financial Planning Corporation, Univest Insurance Company, and Univest Electronic Services Corporation.

     Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from the general public and investing such deposits primarily in loans secured by residential properties, consumer loans, and to a lesser extent, loans secured by commercial real estate and in commercial business loans. The Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Both the Leasing Corporation and Univest Mortgage Company are inactive. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania. Pennsylvania banking law allows a bank to merge or add branch offices within the county in which its head office located and in contiguous or co-contiguous counties.

     Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through sixteen (16) banking offices, two off-premises automated teller machines and offices located in ten retirement homes. Eleven banking offices are in Montgomery County and five banking offices are in Bucks County. One off-premises automated teller machine is located in Bucks County and the other is located in Montgomery County.

     Pennview Savings Bank conducts operations through five full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and offices located in two retirement homes.

     As of January 31, 1995, Univest and its subsidiaries employed four hundred and three (403) persons.

Competition

     Univest Corporation's service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. Each of the Corporation's subsidiary banks actively compete with such banks and financial institutions for local retail and commercial accounts. Union National Bank and Pennview Savings Bank are also subject to competition from other local banks and financial institutions in Bucks and Montgomery Counties, as well as other financial institutions outside their primary service area.

     In competing with other banks, savings and loan associations, and other financial institutions, Union National Bank and Pennview Savings Bank seek to provide personalized services through management's knowledge and awareness of their service area, customers and borrowers.

     Management believes this knowledge and awareness provides a business advantage in serving the retail depositors and the small and mid-sized commercial borrowers that comprise Union National Bank's and Pennview Savings Bank's customer base.

     Other competitors, including credit unions, consumer finance companies, insurance companies and mainly money market mutual fund compete with certain lending and deposit gathering services offered by Union National Bank and Pennview Savings Bank.

Supervision and Regulation

     Union National Bank is subject to supervision and is regularly examined by the Office of the Comptroller of the Currency. Also, Union National Bank is subject to examination by the Federal Deposit Insurance Corporation and by the Federal Reserve System. Pennview Savings Bank is regulated by the Federal Deposit Insurance Corporation and by the Pennsylvania Department of Banking.

     Univest is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. The Act prohibits the acquisition by a bank holding company of a direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Board of Governors of the Federal Reserve System, and also prohibits the granting of such approval in respect to any bank within the United States located outside of the state where the bank holding company's principal operations are conducted, unless the acquisition is specifically authorized by the statutes of the state in which the bank is located. With certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in businesses unrelated to the business of banking, or managing, or controlling banks. Under the Bank Holding Company Act Amendments of 1970, which became effective on December 3, 1970, the Federal Reserve Board may approve the acquisition by bank holding companies of nonbank subsidiaries to engage in activities that are closely related to banking and are in the public interest. The amendments include a provision which prohibits banks, bank holding companies and subsidiaries from engaging in tie-in arrangements. Bank tie-ins involving a loan, discount, deposit, or trust service are specifically exempted, and the Federal Reserve Board is authorized to make exceptions by regulations.

     As a bank holding company, Univest is subject to the reporting requirements of the Board of Governors of the Federal Reserve System, and Univest, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit which a member bank may extend to its affiliates, and the amount of its funds which it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.

FDICIA

     In December 1991, FDICIA was enacted, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors.

     Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

     FDICIA also contains a variety of other provisions that affect the operations of the Corporation, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries and limitations on credit exposure between banks.

     Finally, FDICIA limits the discretion of the FDIC with respect to deposit insurance coverage by requiring that, except in very limited circumstances, the FDIC's course of action in resolving a problem bank must constitute the "least costly resolution" for the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), as the case may be. The FDIC has interpreted this standard as requiring it not to protect deposits exceeding the $100,000 insurance limit in more situations than was previously the case. In addition, FDICIA prohibits payments by the FDIC on uninsured deposits in foreign branches of U.S. banks and will severely limit the "too big to fail" doctrine under which the FDIC formerly protected deposits exceeding the $100,000 insurance limit in certain failed banking institutions.

     Implementation of FDICIA has not had a material impact on the business or operations of the Corporation.

Credit and Monetary Policies

     Union National Bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve System. An important function of the policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve System uses its powers to regulate reserve requirements of member banks, the discount rate on member-bank borrowings, interest rates on time and savings deposits of member banks, and to conduct open-market operations in United States Government securities to exercise control over the supply of money and credit. The policies have a direct effect on the amount of bank loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that the policies have a material effect on bank earnings. Future policies of the Federal Reserve Bank
System and other authorities cannot be predicted, nor can their effect on future bank earnings be predicted.

     Pennview Savings Bank is a member of the Federal Home Loan Bank System which consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the newly created Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the Federal Home Loan Bank of Pittsburgh, whichever is greater.

Interstate Banking

     Legislation was passed, and signed by President Clinton on September 29, 1994, which will eliminate many currently existing restrictions on interstate banking. The legislation will authorize interstate acquisition of banks by bank holding companies without geographic limitations one year after enactment. Beginning June 1, 1997, the legislation will allow interstate branching in states that have not passed legislation prohibiting interstate branching, except that de novo branching or acquisition of a branch in another state without acquisition of the entire bank will only be permitted if expressly permitted by the law of the state in which such branch would be located. Interstate branching prior to June 1, 1997 will be possible in states that pass laws affirmatively authorizing such interstate branching. The effect of this legislation on Univest cannot be predicted at this time.

Statistical Disclosure

     Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and Trust Company (Union National) and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National. The following financial data appearing on pages 7 through 18 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
               (Thousands of Dollars)
TABLE I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                  1994                         1994/1993                  1993
                                                 ------                        ---------                 ------
                                         Average   Income/    Avg.   Volume    Rate            Average    Income/   Avg.
ASSETS:                                  Balance   Expense    Rate   Change    Change   Total  Balance    Expense   Rate
-------                                 --------------------------  -------------------------  --------------------------

Cash and due from banks                   $32,914                                               $33,927
Time deposits with other banks              1,955    $118     6.0    ($73)        11      (62)    3,146     $180      5.7

U.S. Government obligations               127,836   6,405     5.0      881       (98)     783   109,629    5,622      5.1
Oblig. of states & political sub.           2,091      95     4.5     (40)        10      (30)    2,964      125      4.2
Other securities                           18,447     924     5.0  (1,087)      (196)  (1,283)   39,903    2,207      5.5
Federal Reserve Bank stock                    742      45     6.1        6         0        6       649       39      6.0
Federal funds sold and other short-
  term investments                         15,293     661     4.3       75       179      254    13,528      407      3.0
                                        ---------  -------                                     --------    -----
  Total investments                       164,409   8,130     4.9                               166,673    8,400      5.0
                                        ---------  -------   -----                             --------    -----     ----

Bankers' acceptances and term
  federal funds                                 0       0     0.0        0         -        0         0        0      0.0
                                        ---------  -------   -----                             --------    -----     ----


Commercial loans                          196,065  15,780     8.0      155       875    1,030   195,244   14,750      7.6
Mortgage loans                            294,251  24,345     8.3    1,549      (898)     651   275,165   23,694      8.6
Installment loans                          45,934   3,753     8.2      558      (130)     428    39,302    3,325      8.5
Home equity loans                          20,105   1,916     9.5     (278)      214      (64)   22,958    1,980      8.6
Municipal loans                            29,851   1,880     6.3     (129)      (64)    (193)   31,726    2,073      6.5
                                        ---------  -------   -----                             --------   ------     ----
  Gross loans                             586,206  47,674     8.1                               564,395   45,822      8.1
                                                   -------   -----                                        ------     ----
    Less:  valuation reserve               (8,660)                                               (8,507)
                                        ----------                                             ---------
      Net loans                           577,546                                               555,888
                                        ----------                                             ---------

Property, net                              13,346                                                12,150
Other assets                               19,426                                                15,016
                                        ----------                                             ---------
  Total assets                           $809,596                                              $786,800
                                        ==========                                             =========

                                                                1994                     1994/1993                    1993
                                                               ------                   -----------                  ------
LIABILITIES:                                        Average    Income/    Avg.  Volume    Rate            Average    Income/   Avg.
------------                                        Balance    Expense    Rate  Change    Change   Total  Balance    Expense   Rate
                                                    --------------------------- ------------------------  -----------------------
Demand deposit                                        $97,750                                              $90,485
                                                      -------                                              -------
Interest checking deposits                             73,160  $1,326     1.8     $75     ($197)   ($122)   68,444   $1,448    2.1
Money market savings                                   84,874   2,092     2.5    (422)     (236)    (658)  100,351    2,750    2.7
Regular savings                                       128,628   3,152     2.5     345      (285)      60   114,261    3,092    2.7
Unifund savings                                            46       1     2.2     (10)       (5)     (15)      499       16    3.2
Certificates of deposit                               271,994  12,267     4.5    (432)     (811)  (1,243)  279,627   13,510    4.8
Time open & club accounts                              15,988     575     3.6     153        83      236    11,864      339    2.9
                                                      -------  -------                                     -------   -------
  Total time, int., and inv.
    checking deposits                                 574,690  19,413     3.4                              575,046   21,155    3.7
                                                      -------  -------   -----                            ---------  -------  ----
    Total deposits                                    672,440                                              665,531
                                                      -------                                             ---------

Federal funds purchased                                   690      25     3.6      10         1       11       427       14    3.3
Loans & securities sold under
  agreement to repurchase                              37,047   1,030     2.8     130       124      254    32,515      776    2.4
Other borrowings                                        5,654     267     4.7      35         6       41     4,898      226    4.6
Subordinated notes                                      5,229     538    10.3    (103)       43      (60)    6,235      598    9.6
                                                       -------  --------                                   --------   -------
  Total borrowings                                     48,620   1,860     3.8                               44,075    1,614    3.7
                                                       ------  --------  -----                            --------   -------  ----
Accrued expenses & other liab.                         12,072                                                7,877
                                                       ------                                             --------

  Total liabilities                                   733,132                                              717,483
                                                      -------                                             --------
STOCKHOLDERS' EQUITY:
--------------------
Common stock                                           15,717                                               13,822
Capital surplus                                         8,090                                                8,090
Retained earnings                                      52,657                                               47,405
                                                       ------                                             --------
  Total stockholders' equity                           76,464                                               69,317
                                                       ------                                             --------
  Total liabilities and stock-
    holders' equity                                  $809,596                                             $786,800
                                                     ========                                             =========
Weighted avg. yield on interest-earning assets                          7.5%                                             7.5%
Weighted avg. rate paid on interest-bearing liab.                       3.4%                                             3.7%
Net yield                                                               4.5%                                             4.3%

                                            1993                           1993/1992                   1992
                                            -----                          ---------                   -----
                                 Average    Income/    Avg.     Volume     Rate              Average  Income/  Avg.
ASSETS:                          Balance    Expense    Rate     Change    Change   Total     Balance  Expense  Rate
-------                          --------------------------     ------------------------     ----------------------
Cash and due from banks           $33,927                                                    $31,445
Time deposits with other banks      3,146    $180    5.7        $26       (27)     (1)         2,686    $181   6.7

U.S. Government obligations       109,629   5,622    5.1        733    (1,258)   (525)        96,743   6,147   6.4
Oblig. of states & political sub.   2,964     125    4.2        (14)       (7)    (21)         3,354     146   4.4
Other securities                   39,903   2,207    5.5        (42)     (904)   (946)        41,070   3,153   7.7
Federal Reserve Bank stock            649      39    6.0          6        (1)      5            549      34   6.2
Federal funds sold and other
short-term investments             13,528     407    3.0       (225)     (104)   (329)        20,788     736   3.5
                                 ---------  -------                                          -------  ------   ----
  Total investments               166,673   8,400    5.0                                     162,504  10,216   6.3
                                 ---------  ------   ----                                    -------  ------   ----

Bankers acceptances and term
  federal funds                          0      0    0.0        (65)       -      (65)         1,967      65   3.3
                                 ---------  -------  ----                                    -------  ------   ----


Commercial loans                  195,244  14,750    7.6       (569)     (807)   (1,376)     201,849  16,126   8.0
Mortgage loans                    275,165  23,694    8.6      1,928    (2,285)     (357)     253,842  24,051   9.5
Installment loans                  39,302   3,325    8.5         36      (310)     (274)      38,731   3,599   9.3
Home equity loans                  22,958   1,980    8.6         28       (68)      (40)      22,681   2,020   8.9
Municipal loans                    31,726   2,073    6.5        (53)     (228)     (281)      32,554   2,354   7.2
                                 --------  -------  ----                                     -------  ------
  Gross loans                     564,395  45,822    8.1                                     549,657  48,150   8.8
                                           -------  ----                                              ------   ----
    Less:  valuation reserve       (8,507)                                                    (7,168)
                                 ---------                                                   -------
      Net loans                   555,888                                                    542,489
                                 ---------                                                   -------

Property, net                      12,150                                                     11,649
Other assets                       15,016                                                     17,428
                                 ---------                                                   -------
  Total assets                   $786,800                                                   $770,168
                                 =========                                                   =======

                                                              1993                        1993/1992                    1992
                                                              ----                        ---------                    ----
LIABILITIES:                                       Average    Income/   Avg.    Volume    Rate                Average  Income/  Avg.
------------                                       Balance    Expense   Rate    Change    Change    Total     Balance  Expense  Rate
                                                   -------------------------    --------------------------    ----------------------
Demand Deposits                                    $90,485                                                     $83,503
                                                   -------                                                     -------
Interest checking deposits                          68,444   $1,448    2.1       $240     ($471)   ($231)      58,821   1,679   2.9
Money market savings                               100,351    2,750    2.7        261    (1,010)    (749)      91,800   3,499   3.8
Regular savings                                    114,261    3,092    2.7        636      (634)       2       90,525   3,090   3.4
Unifund savings                                        499       16    3.2        (34)      (10)     (44)       1,589      60   3.8
Certificates of deposit                            279,627   13,510    4.8     (1,367)   (3,111)  (4,478)     311,115  17,988   5.8
Time open & club accounts                           11,864      339    2.9       (248)     (223)    (471)      20,278     810   4.0
                                                   --------  -------                                         --------  -------
  Total time, int., and inv.
    checking deposits                              575,046   21,155    3.7                                    574,128  27,126   4.7
                                                   --------  -------   ----                                  --------  ------- ----
    Total deposits                                 665,531                                                    657,631
                                                   --------                                                  --------

Federal funds purchased                                427       14    3.3         11         0       11           98       3   3.1
Loans & securities sold under
  agreement to repurchase                           32,515      776    2.4        125      (160)     (35)      26,729     811   3.0
Other borrowings                                     4,898      226    4.6        167         8      175        1,289      51   4.0
Subordinated notes                                   6,235      598    9.6       (278)       91     (187)       9,079     785   8.6
                                                   --------  -------                                         --------  -------
  Total borrowings                                  44,075    1,614    3.7                                     37,195   1,650   4.4
                                                   --------  -------   ----                                  --------  -------  ----
Accrued expenses & other liab.                       7,877                                                     12,129
                                                   --------                                                  --------

  Total liabilities                                717,483                                                    706,955
                                                   --------                                                  --------
STOCKHOLDERS' EQUITY:
--------------------
Common stock                                        13,822                                                      7,858
Capital surplus                                      8,090                                                      8,090
Retained earnings                                   47,405                                                     47,265
                                                   --------                                                  --------
  Total stockholders' equity                        69,317                                                     63,213
                                                   --------                                                  --------
  Total liabilities and stock-
    holders' equity                               $786,800                                                   $770,168
                                                  =========                                                  ========
Weighted avg. yield on interest-earning assets                        7.5%                                                8.3%
Weighted avg. rate paid on interest-bearing liab.                     3.7%                                                4.7%
Net yield                                                             4.3%                                                4.2%

Note:     (1)  For rate calculation purposes, average loan categories include unearned discount.

          (2) Nonaccrual loans have been included in the average loan balances.

          (3) Certain amounts have been reclassified to conform with the current-year presentation.

          (4) Included in interest income is loan fees of $1,766,000 for 1994, $1,897,000 for 1993 and $1,715,000 for 1992.

*The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.


                                         UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                             TABLE II.  INVESTMENT PORTFOLIO (BOOK VALUE)
                                                        (Thousands of Dollars)
                                                         CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                       December 31,        December 31,      December 31,
                                                           1994                1993              1992
                                                       ------------        ------------      -------------
U.S. Treasury, government corporations and agencies     $183,580            $108,551          $125,272

State and political subdivisions                           2,530               1,505             4,418

Mortgage-backed securities                                10,843              24,399            36,913

Other                                                      5,108               4,872             4,119
                                                       -----------         -----------       ------------
Total                                                   $202,061            $139,327          $170,722
                                                       ===========         ===========       ===========



                                                MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                         December 31,      December 31,     December 31,        December 31,     December 31,     December 31,
                             1994              1994             1993                 1993            1992             1992
                            AMOUNT             YIELD           AMOUNT               YIELD           AMOUNT            YIELD
                         ------------      ------------     -----------         ------------     -------------    ------------
1 YEAR OR LESS            $49,098             4.52%           $43,725               5.01%         $57,547            5.67%

1 YEAR - 5 YEARS          141,732             6.28%           73,264                4.83%           79,279            5.57%

5 YEARS - 10 YEARS          3,833             6.42%            1,229                5.58%            2,235            8.12%

AFTER 10 YEARS              7,398             6.29%           21,109                5.59%           31,661            6.98%
                         ------------      ------------     ----------          ------------     -------------    ------------
Total                    $202,061             5.85%         $139,327                5.01%         $170,722            5.90%
                         ============      ============     ==========          ============     =============    ============

Refer to Note 3 to the consolidated financial statements.

Weighted average yield is calculated by dividing income within each maturity range by outstanding amount of the related investment, and has not been tax equated on tax-exempt obligations.






                                                         UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                                         TABLE III, LOAN PORTFOLIO, PART A  TYPES OF LOANS
                                                                       (Thousands of Dollars)

                                                 December 31,     December 31,     December 31,    December 31,    December 31,
                                                    1994             1993             1992           1991           1990
                                                 ------------     ------------     ------------    ------------    ------------
Real estate loans
  Construction and land development                $50,954          $60,437         $50,104         $46,753        $62,068
  Secured by 1-4 family residential properties     221,098          200,018         165,313         159,387        107,361
  Other real estate loans                          160,234          164,304         174,333         166,656        166,737

Commercial and industrial loans                    114,103          115,375         116,847         124,014        119,825

Loans to individuals                                36,810           34,130          42,518          48,458         69,395

All other loans                                      5,639            4,402           2,918           6,087          3,627
                                                 ----------        ---------       ----------      ----------     ---------
     Total loans                                  $588,838         $578,666        $552,033        $551,355       $529,013
                                                 ==========        =========      ===========      ==========     =========


           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                    TABLE III.  LOAN PORTFOLIO, PART B.
          MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATE
                          (Thousands of Dollars)

     The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest are written for a three (3) year term with a monthly payment based on a fifteen (15) year amortization schedule. At each three-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three years. At each three-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the "Due in One to Five Years" category on issue. The borrower has the right to prepay the loan at any time.

     The residential mortgages are presently being written on a one (1) or three (3) year rollover basis. The monthly payment on these mortgages is based on a thirty (30) year amortization schedule, unless the borrower requests a shorter payout period. These are included in the "Due in One to Five Years" category on issue. Fixed rate residential mortgages are also being written for terms of 15 and 30 years and are included in the "Due in Over Five Years" category.


                                                Due in One     Due in One      Due in Over
As of December 31, 1994                        Year or Less   to Five Years    Five Years        Total
-----------------------                        ------------   -------------    ------------      -----
Real estate loans
  Construction and land development               $15,867         $24,827        $10,260          $50,954
  Secured by 1-4 family residential properties     55,021          67,134         98,943          221,098
  Other real estate loans                          39,836          63,375         57,023          160,234

Commercial and industrial loans                    69,893          37,698          6,512          114,103

Loans to individuals                               19,246           7,289         10,275           36,810

All other loans                                     3,384           1,883            372            5,639
                                               -----------     -----------     -----------      ---------
     Total loans                                 $203,247        $202,206       $183,385         $588,838
                                               ===========     ===========     ===========      =========

Loans with a predetermined interest rate          $63,506        $122,078       $138,709         $324,293
Loans with a floating interest rate               139,741          80,128         44,676          264,545
                                               -----------     ------------    -----------      ---------
                                                 $203,247        $202,206       $183,385         $588,838
                                               ===========     ============    ===========      =========




           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

             TABLE III.  LOAN PORTFOLIO, PART C  RISK ELEMENTS
                          (Thousands of Dollars)


Nonaccrual, Past-Due and Restructured Loans and Other Assets
------------------------------------------------------------
     Performance of the entire loan portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values, and repayment ability, are considered in deciding on what actions should be taken when determining the collectibility of interest for accrual purposes.

Potential Problem Loans
     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversely, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The $5,571 of nonaccruing and restructured loans in 1994 includes $994 which although nonaccruing is performing on current contractual status. If nonaccrual loans had been performing in accordance with their contractual terms, additional interest income of $575 would have been recorded in 1994. Interest income of $164 was recognized on these loans. The decrease in nonaccrual loans from 1993 to 1994 was mainly due to economic conditions. It should be noted that loans classified as substandard internally are, at this point, not known as a potential problem but, if the economy continues to slow, could move into this problem loan category. It is not possible to fairly estimate a dollar figure that would be added to this problem loan category.

Loan Concentrations
     At December 31, 1994, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets
     At December 31, 1994, $1,786 in Other Real Estate Owned was classified as nonperforming. This amount represents all the Other Real Estate Owned.

                                                 1994           1993             1992            1991           1990
                                               --------       ---------        ---------       ---------       ---------
                                               Principal      Principal        Principal       Principal       Principal
                                                Balance        Balance          Balance         Balance         Balance
                                               ---------      ---------        ---------       ---------       ---------
Nonaccruing loans                               $5,149          $6,991          $14,969         $12,440         $5,370
                                                ======          ======          =======         =======         ======
  Accruing loans 60 days or more past due:
  ----------------------------------------
  Real estate loans
    Construction and land development               $0              $0               $0          $1,610         $3,336
    Secured by 1-4 family dwellings                865             887            1,187           1,684          1,138
    Other real estate                               74             210                0           1,632            262

  Commercial and industrial loans                   82              62            1,341             319          1,456

  Loans to individuals                             142             196              396             646            921

  All other loans                                    0               0                0               0              0
                                               --------         -------          --------        --------       ---------
    Total loans, 60 days or more past due       $1,163          $1,355           $2,924          $5,891         $7,113
                                               ========         =======          ========        ========       =========
    Restructured loans, not included above        $422              $0               $0              $0             $0
                                               ========         =======          ========         =======        =======

           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                TABLE IV.  SUMMARY OF LOAN LOSS EXPERIENCE
                          (Thousands of Dollars)


     The loan loss reserve is established at a level which management believes is adequate to absorb potential loan losses on the current portfolio. Loans which are currently performing that may pose collectibility problems in the future are considered in the determination of the loan loss reserve as described in Table IV. For financial reporting purposes, the provision for loan losses charged to operating expenses is based upon several factors, including:

     1. A continuing review by management and the Bank's Loan Review Committee of the loan portfolio. Loans are reviewed on an individual basis with special attention given to those loans which are believed to possess the possibility of loss exposure, with regard to either principal or interest.

     2. The analysis of historical loan loss experience in relation to various types of outstanding loans, particularly in the consumer loan portfolio.

     3. Requirements of the Federal Regulatory examinations, at which time certain loans are required to be charged against reserve for loan losses.

     If, after applying these factors, it is management's opinion that reserves must be increased, additional amounts are provided through a charge to operating expenses.

     As the accompanying table indicates, the amount of loan loss provision charged to expense for 1994 was $1,950 compared to $2,480 in 1993 and $2,852 in 1992.

                                              1994              1993              1992                 1991               1990
                                            --------          --------          --------             --------           --------
Average amount of loans outstanding         $585,644          $563,678          $550,649             $532,501           $453,044
-----------------------------------         --------          --------          --------             --------           --------
Loan loss reserve at beginning of period    $  7,198          $  8,240          $  6,735             $  6,353           $  3,922
Charge-offs:
  Real estate loans                              701             1,367               624                  198                  5
  Commercial and industrial loans                615             2,270               871                1,193                741
  Loans to individuals                           128               215               265                  265                431
  Home equity
  Other                                                                               71
                                            --------          --------          --------             --------           --------
Total charge-offs                              1,444             3,852             1,831                1,656              1,177
                                            --------          --------          --------             --------           --------
Recoveries:
  Real estate loans                              146               139                52                   24
  Commercial and industrial loans                816                 9               298                   40                249
  Loans to individuals                           170               114                75                   62                 79
  Home equity
  Other                                           39                68                59                   17
                                            --------          --------          --------             --------           --------
Total recoveries                               1,171               330               484                  143                328
                                            --------          --------          --------             --------           --------

Net charge-offs                                  273             3,522             1,347                1,513                849

Additions to loan loss reserve                 1,950             2,480             2,852                1,895              2,768
Acquired allowance of Pennview Savings                                                                                       512
                                            --------          --------          --------             --------           --------
Loan loss reserve at end of period             8,875             7,198             8,240                6,735              6,353
                                            ========          ========          ========             ========           ========
                                        Loan Type           Loan Type       Loan Type          Loan Type     Loan Type
                                           as %                as %            as %              as %           as %
Amount in reserve by category:           of Loans            of Loans        of Loans           of Loans      of Loans
                                        ---------           ----------      ---------          ---------     ---------
Real estate loans                   73.4      2,999   73.4      2,468  70.6      3,705   67.6       2,355  63.5       1,691
Commercial and industrial loans     19.4      2,495   19.9      2,384  21.2      3,408   22.4       2,807  22.7       3,225
Loans to individuals                 6.3        490    5.9        402   7.7        548    8.8         885  13.1       1,058
All other loans                      1.0         15    0.8        538   0.5        124    1.2         391   0.7
Unallocated portion                           2,876             1,406              455                297               379
                                            --------           -------          -------             ------            ------
     Total                                    8,875             7,198            8,240              6,735             6,353
                                            ========           =======          =======             ======            ======
Ratio - Net charge-offs versus
average loans                                  0.0%              0.6%             0.2%               0.3%              0.2%

Total cash-basis and nonaccrual loans of $5,149,273 at December 31, 1994, were generally comprised of $2,633,442 in residential real estate loans, $456,367 in commercial and industrial loans, and $2,059,464 in commercial real estate loans.

           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                            TABLE V.  DEPOSITS
                          (Thousands of Dollars)

                                                           1994           1993             1992
                                                          -------        -------        --------
A.  Average:  Noninterest-bearing demand deposits         $97,750        $90,485         $ 83,503

              Interest checking                            73,160         68,444           58,821

              Money Market savings                         84,874        100,351           91,800

              Savings deposits                            128,628        114,261           90,525

              Time deposits                               288,028        291,990          332,982
                                                         --------       --------         --------

                             Total                       $672,440       $665,531         $657,631
                                                         ========       ========         ========

B.  Year-end balance:   ($100 or more)               Due 3 months       Due 3 - 6       Due 6-12         Due over
                        outstanding as of               or less          Months         months          12 months
                        December 31, 1994            -------------      ---------       ---------       ---------
                        Certificates of deposit            $5,006         $4,458          $1,455        $10,806

                        Other time deposits               $16,872         $3,724          $  950

Note: Univest and its subsidiaries do not have foreign offices or foreign deposits.

              TABLE VI.  RETURN ON EQUITY AND ASSETS (RATIOS)
                          (Shown as percentages)


                                         1994         1993          1992
                                         ----         ----          ----

Return on assets                          1.3           1.1          1.1

Return on equity                         13.2          13.3         13.3

Dividend payout ratio                    23.2          23.3         23.3

Equity to assets ratio                    9.4           8.2          8.2





           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                      INTEREST RATE SENSITIVITY GAPS

                           (Millions of dollars)

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than passbook savings accounts and long-term capital notes. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earnings assets over interest-bearing liabilities.

     The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 1994. Univest, as a financial institution, is made up of assets and liabilities that are primarily monetary, which are thus affected by inflation as well as interest rate changes. A positive gap continued during 0-30 day periods mainly as a result of a large floating-rate portfolio held by the commercial bank subsidiary. The floating loans are tied to prime, and fall into the one-month gap category, causing a positive gap position on a dynamic or rolling basis.

                                     0-30           31-90          91-365          1-5            OVER
                                     DAYS            DAYS           DAYS          YEARS         5 YEARS
                                    --------        -------       -------        -------        -------
Interest-earning assets              $207.6          $42.9         $125.9         $263.9         $149.9

Interest-bearing liabilities          174.7           33.2          142.5          296.7            1.9
                                   --------         -------         ------        ------         ------
Interest sensitivity gap              $32.9           $9.7         ($16.6)        ($32.8)        $148.0
                                   ========         =======        =======        =======        ======

            UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII.  SHORT-TERM BORROWINGS
                              (Thousands of Dollars)

                    LOANS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                   1994           1993               1992
                                                  -------        -------         ---------
Balance at December 31                            $43,768        $28,124           $30,711

Weighted average interest rate at year end            3.3%           2.4%              2.5%

Maximum amount outstanding at any month's end     $43,768        $39,055           $31,020

Average amount outstanding during the year        $37,047        $32,515           $26,729

Weighted average interest rate during the year        2.8%           2.4%              3.0%

Item 2.  Properties

     Univest and its subsidiaries own and occupy twenty-one properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 21 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.


Item 3.  Legal Proceedings

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 1995.


     Executive Officers

     The names and ages of all executive officers of Univest are as follows:

                                        Principal Occupation
     Officer           Title            during past 5 years          Age
----------------      --------          -----------------------      ----
Merrill S. Moyer    Chairman            Chairman and President        61
                                        of the Corporation and
                                        Chairman of Union
                                        National Bank

Norman L. Keller    Executive Vice      President of Pennview         57
                    President           Savings Bank


Marvin A. Anders    Vice Chairman       Executive Vice President      55
                                        and Senior Trust Officer
                                        of Union National Bank

William S. Aichele  Executive Vice      Executive Vice President      44
                    President           of the Corporation and
                                        President and CEO of
                                        Union National Bank

Wallace H. Bieler   Senior Vice         Senior Vice President         49
                    President           and CFO of the Corporation
                                        and Union National Bank

There is no family relationship among any of the executive officers of Univest.

                                  PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

     Incorporated by reference from the 1994 Annual Report to Shareholders (Exhibit 13), pages 39-40. Dividend and other restrictions are incorporated by reference from Note 15 of the 1994 Annual Report to Shareholders (Exhibit 13), pages 27 and 28. The approximate number of shareholders as of February 28, 1995, was 1,725.

Item 6.   Selected Financial Data

     Incorporated by reference from the 1994 Annual Report to Shareholders (Exhibit 13), page 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the 1994 Annual Report to Shareholders (Exhibit 13), pages 32 through 38. Dividend and other restrictions are incorporated by reference from Note 15 of the 1994 Annual Report to Shareholders (Exhibit 13), pages 27 and 28.

Item 8.   Financial Statements and Supplementary Data

     Consolidated balance sheets of the registrant at December 31, 1994 and 1993, and consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992, and the independent auditors' report thereon are incorporated by reference from the 1994 Annual Report to Shareholders (Exhibit 13), pages 13 through 31.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not Applicable

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 1995. The executive officers are listed in Part I of this Form 10-K.


Item 11.  Executive Compensation

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 1995.

Item 13.  Certain Relationships and Related Transactions

     The law firm of Brunner, Conver and Conver, in which Neil L. Conver, a director of Pennview Savings Bank, is a partner. performs legal services for Pennview Savings Bank, in the ordinary course of business. For the year ended December 31, 1994, fees received by Brunner, Conver, and Conver for services performed for Pennview Savings Bank, amounted to less than 5% of the firm's gross revenues.


                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)  1. & 2.  Financial Statements and Schedules
          The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.
          3.  Listing of Exhibits
          The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
     (b) There were no reports on Form 8-K filed in the fourth quarter of 1994.
     (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
     (d)  Financial Statement Schedules - none.



           UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               [Item 14(a)]

                                                    Annual Report
                                                  to Shareholders*
Report of Independent Auditors                              30

Consolidated balance sheets at                              13
December 31, 1994 and 1993

Consolidated statements of income for each of the
three years in the period ended December 31, 1994           14

Consolidated statements of changes in shareholders' equity
for each of the three years in the period ended
December 31, 1994                                           15

Consolidated statements of cash flows for
each of the three years in the period ended
December 31, 1994                                           16

Notes to consolidated financial statements                  17-29


Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

*Refers to page numbers in the Annual Report to Shareholders for 1994
(Exhibit 13) which is incorporated by reference.


                   UNIVEST CORPORATION OF PENNSYLVANIA
                            AND SUBSIDIARIES

                           INDEX TO EXHIBITS

                             [ITEM 14(a)]

         Description
         -----------

(3)  Articles of Incorporation and By-Laws

          Articles of Incorporation and Charter are incorporated herein by reference to the 1973 Form 10-K.

(4)  Instruments Defining the Rights of Security Holders, Including Debentures

          Specimen Copy of Common Stock is incorporated herein by reference to the 1973 Form 10-K.

(10) Material Contracts - Not Applicable.

(11) Statement Re Computation of Per Share Earnings - Not Applicable.

(12) Statements Re Computation of Ratios - Not Applicable.

(13) Annual Report to Shareholders

(18) Letter Re Change in Accounting Principles - Not Applicable.

(19) Previously Unfiled Documents - Not Applicable.

(21) Subsidiaries of the Registrant

(23) Consent of independent auditors

(24) Power of Attorney - Not Applicable.




                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNIVEST CORPORATION OF PENNSYLVANIA
          Registrant


By:  Robert H. Schong
     Secretary, March 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Merrill S. Moyer                                  Paul Gregory Shelly
Chairman, President and Director,                 Director, March 22, 1995
March 22, 1995


Charles H. Hoeflich                               Thomas K. Leidy
Chairman Emeritus and Director,                   Director, March 22, 1995
March 22, 1995


Marvin A. Anders                                  James L. Bergey
Vice Chairman, March 22, 1995                     Director, March 22, 1995


William S. Aichele                                John U. Young
Executive Vice President, March 22, 1995          Director, March 22, 1995


Norman L. Keller                                  Norman G. Good
Executive Vice President, March 22, 1995          Director, March 22, 1995


Wallace H. Bieler
SVP and Chief Financial Officer, March 22, 1995


Jules Pearlstine
Director, March 22, 1995


Harold M. Mininger
Director, March 22, 1995


Curtis F. Moyer
Director, March 22, 1995



