Form 10-Q
period 1995-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1995-05-11
CIK 102212

United States

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                            10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For The Period Ended March 31, 1995

                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period
From             to              .


Commission File Number 0-7617


             UNIVEST CORPORATION OF PENNSYLVANIA
   (Exact name of registrant as specified in its charter)


     Pennsylvania                          23-1886144
(State or other jurisdiction of      (IRS Employer I.D. No.)
 incorporation of organization)



     10 West Broad Street, Souderton, Pennsylvania 18964
     (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code (215)721-2400


                       Not applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                       3,137,016
    (Title of Class)                         (Number of shares
                                              outstanding at 3/31/95)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994, which has been filed with the Securities and Exchange Commission.

UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)        (SEE NOTE)<F1>
                                                  MARCH 31, 1995     DECEMBER 31, 1994
                                                                (In thousands)
ASSETS

  CASH AND DUE FROM BANKS                              $33,696            $35,177

  INVESTMENT SECURITIES HELD-TO-MATURITY               161,957            172,227
   (MARKET VALUE $160,643 AT 3/31/95
    AND $168,106 AT 12/31/94)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE              25,675             30,335

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                               11,270              6,848

  LOANS                                                580,607            580,779
     LESS: RESERVE FOR POSSIBLE LOAN LOSSES             (8,623)            (8,876)
                                                    -----------          ----------
      NET LOANS                                        571,984            571,903

  OTHER ASSETS                                          31,678             30,664
                                                   -----------          ----------
    TOTAL ASSETS                                      $836,260           $847,154
                                                   ===========          ==========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING               $105,132           $104,404
  DEMAND DEPOSITS, INTEREST BEARING                    141,849            155,636
  REGULAR SAVINGS DEPOSITS                             127,417            126,975
  TIME DEPOSITS                                        323,711            312,058
                                                   -----------          ----------
    TOTAL DEPOSITS                                     698,109            699,073

  SHORT-TERM BORROWINGS                                 33,945             44,923
  OTHER LIABILITIES                                     12,129             13,562
  LONG-TERM DEBT                                         9,415              9,438
                                                   -----------          -----------
    TOTAL LIABILITIES                                  753,598            766,996

SHAREHOLDERS' EQUITY
  COMMON STOCK                                          15,717             15,717
  ADDITIONAL PAID-IN CAPITAL                             8,090              8,090
  RETAINED EARNINGS                                     59,243             56,983
  NET UNREALIZED SECURITIES LOSSES                        (238)              (482)
  TREASURY STOCK                                          (150)              (150)
                                                   -----------          ----------
    TOTAL SHAREHOLDERS' EQUITY                          82,662             80,158
                                                   -----------          ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                            $836,260           $847,154
                                                   ===========          ==========


<F1>NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE
AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS

UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                        FOR THE THREE MONTHS ENDED MARCH 31,

                                                     1995             1994
                                               (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS              $12,082          $10,909
    EXEMPT FROM FEDERAL INCOME TAXES                    515              463
                                                   --------         --------
      TOTAL INTEREST AND FEES ON LOANS               12,597           11,372

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                             2,822            1,569
  OTHER INTEREST INCOME                                  38               88
                                                   --------         --------
    TOTAL INTEREST INCOME                            15,457           13,029
                                                   --------         --------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                                5,539            4,555
  OTHER INTEREST EXPENSE                                515              427
                                                   --------         --------
    TOTAL INTEREST EXPENSE                            6,054            4,982
                                                   --------         --------
NET INTEREST INCOME                                   9,403            8,047
  PROVISION FOR LOAN LOSSES                             422              645
                                                   --------         --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           8,981            7,402
                                                   --------         --------
OTHER INCOME                                          1,474            1,473
LOSSES ON SALES OF SECURITIES                            (1)             (27)
                                                   --------         --------
  TOTAL OTHER INCOME                                  1,473            1,446

OTHER EXPENSES
  SALARIES AND BENEFITS                               3,371            3,077
  OTHER EXPENSE                                       3,058            2,652
                                                   --------         --------
    TOTAL OTHER EXPENSES                              6,429            5,729
                                                   --------         --------
INCOME BEFORE INCOME TAXES                            4,025            3,119

APPLICABLE INCOME TAXES                               1,232              952
                                                   --------         --------
NET INCOME                                           $2,793           $2,167
                                                   ========         ========

PER COMMON SHARE DATA <F1>:

NET INCOME                                            $0.89            $0.69
CASH DIVIDENDS DECLARED                               $0.17            $0.15


<F1> PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING OF 3,137,016 FOR BOTH PERIODS.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                3 MONTHS           3 MONTHS
                                                                  ENDED              ENDED
                                                             MARCH 31, 1995     MARCH 31, 1994
                                                                      (In thousands)
Cash flows from operating activities
  Net income                                                         $2,793              $2,167
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses (less than) in excess
      of net charge-offs                                               (253)                 890
    Depreciation of premises and equipment                              395                  354
    (Discount accretion) premium amortization on
      investment securities                                             (69)                 160
    Deferred income tax                                                 167                  117
    Realized losses on investment securities                              1                   27
    Realized gains on sales of mortgages                                 (2)                 (1)
    Decrease in net deferred loan fees                                 (100)                (69)
    Increase in interest receivable and other assets                   (685)             (1,992)
    (Decrease) increase in accrued expenses and other
      liabilities                                                    (1,318)              6,552
                                                             --------------       ---------------
  Net cash provided by operating activities                             929               8,205

Cash flows from investing activities
  Purchases of time deposits                                            -                   (25)
  Proceeds from maturing time deposits                                  158
  Proceeds from sales of securities available for sale                3,002               7,247
  Proceeds from maturing securities held to maturity                 10,738               9,976
  Proceeds from maturing securities available for sale                2,186              11,015
  Purchases of investment securities held to maturity                  (716)             (21,712)
  Purchases of investment securities available for sale                 -                (7,571)
  Net increase in federal funds sold and
    other short-term investments                                     (4,422)              (1,612)
  Net (increase) decrease in loans held for sale                       (414)               3,209
  Proceeds from sales of mortgages                                      344                8,221
  Net decrease (increase) in loans                                      344              (15,073)
  Capital expenditures                                                 (724)                (277)
                                                             --------------       ---------------
  Net cash provided (used in) by investing activities                10,496               (6,602)

Cash flows from financing activities
  Net (decrease) increase in deposits                                  (964)                 549
  Net (decrease) increase in short-term borrowings                  (10,978)               4,988
  Cash dividends                                                       (941)                (878)
  Repayments of long-term debt                                          (23)                (272)
                                                             --------------       ---------------
  Net cash (used in) provided by financing activities               (12,906)               4,387

  Net (decrease) increase in cash and due from banks                 (1,481)               5,990
  Cash and due from banks at beginning of period                     35,177               34,702
                                                             --------------       ---------------
  Cash and due from banks at end of period                          $33,696              $40,692
                                                             ==============       ===============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $5,286               $5,009
    Income taxes                                                        $39                  $51

            Management's Discussion and Analysis
                 of  Financial Condition and
                    Results of Operations


     Total assets decreased approximately $10.9 million or 1.29% to $836.2 million at March 31, 1995 when compared to the $847.1 million at December 31, 1994. The decrease was mainly due to a decline in the investment portfolio caused by maturities of investments which were not reinvested. Total loans remained constant at $581 million. Total deposits, the Corporation's primary source of funds remained fairly constant, decreasing slightly from $699.1 million at December 31, 1994 to $698.1 million at March 31, 1995. However time deposits, because of increased interest rates increased $11.6 million, which was offset by a decrease of $13.7 million in interest bearing demand deposits. Short term borrowing, (sweep repurchase accounts) decreased $11.0 million mainly due to normal business cycle volatility.

     Shareholders' equity increased 3.12% or $2.5 million from $80.1 million at December 31, 1994 to $82.6 million at March 31, 1995. Cash dividends increased $0.02 per share from $0.15 at March 31, 1994 to $0.17 at March 31, 1995.

     Net income for the three months ended March 31, 1995
increased 27.27% or $626 thousand from $2.2 million ($0.69 per share) to $2.8 million ($0.89 per share) at March 31, 1995. This increase was due mainly to an increase of $1.4 million net in interest income.

     Interest and fees on loans increased 10.53% or $1.2
million from $11.4 million at March 31, 1994 to $12.6 million at March 31 ,1995. This change was due to prime rate increases. The prime rate increased from 6.25% at March 31, 1994 to 9.00% at March 31, 1995. Repricing of adjustable rate real estate loans also contributed to the increase.

     Interest on investment securities increased $1.2 million or 75.00% from $1.6 million at March 31, 1994 to $2.8 million at March 31, 1995. This increase is attributed to increased yields and volume.

     Other interest income consists mainly of income received on federal funds sold, which is the resulting daily investment activity that can be volatile on both interest yield and volume. First quarter 1995 shows income of $88 thousand as compared to $38 thousand for first quarter ended March 31, 1995. The change was due to decreased average balances offset by increased yields.

     Interest expense increased $1.1 million or 22.00% from $5.0 million at March 31, 1994 to $6.1 million at March 31,
1995. The increase was due to increased interest rates and volume.

     The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. First quarter ended March 31, 1995 shows net interest income of $9.4 million which is a $1.4 million or 17.50% increase over the $8.0 million recorded for first quarter ended March 31, 1994. A positive gap position is maintained on a cumulative basis at three months and longer. Increases in net interest income were generated more by rate rather than volume because the net interest spread for the first quarter of 1995 increased by 15 basis points and the net interest margin increased by 36 basis points versus first quarter 1994 results.

The following demonstrates the aforementioned effects:

                              1st   QUARTER   1995    1st    QUARTER   1994
                              AVG. BALANCE    RATES   AVG. BALANCE    RATES

Interest Earning Assets         $769,422          8.04%    $710,164          7.34%
Interest Earning Liabilities    $629,696          3.85%    $603,030          3.30%

Net Interest Income             $  9,403                   $  8,047
Net Interest Spread                               4.19%                      4.04%
Net Interest Margin                               4.89%                      4.53%


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

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above evaluation criteria may cause the provision to fluctuate. For the quarter ended March 31, 1995, the provision was $422 thousand and for the quarter ended March 31, 1994, the provision was $645 thousand.

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. At March 31, 1995 the recorded investment in loans that are considered to be impaired under Statement 114 was $3.9 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $479 thousand. All loans considered impaired at March 31, 1995 have an allowance for credit loss. For the three months ended March 31, 1995 the Corporation did not recognize any interest income on those impaired loans.

     Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable periods of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Total cash basis and nonaccrual loans at March 31, 1995 are $7.1 million and consist mainly of real estate related which have slowed in performance due to local economic condition. Cash basis and nonaccrual loans at March 31, 1994 totaled $6.8 million. For the quarter ended March 31, 1995 nonaccrual loans resulted in lost interest of $126 thousand as compared to $178 thousand for the quarter ended March 31, 1994.

     As of March 31, 1995 the Corporation has approximately
$1.6 million of "Other Real Estate Owned" consisting of one commercial property. This amount is recorded in "Other
Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. At March 31, 1995 the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment.

     At March 31, 1995 the reserve for loan losses is 1.49% of total loans as compared to 1.53% at December 31, 1994.
The reason for the decrease was due to a charge-off of approximately $600 thousand for one commercial property during the first quarter of 1995.

     Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income.
Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the first quarter ended March 31, 1995 other income remained constant with first quarter ended March 31, 1994 at $1.5 million.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost.
All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders equity.
Unrealized holding gains and losses on securities classified as trading are reported in earnings.

     Other expenses make up the operation cost of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended March 31, 1995 totals $6.4 million which is 12.28% or $700 thousand more than the $5.7 million shown for the same period in 1994. The increase was mainly due to normal salary and staff increases, and occupancy expenses for two additional branch facilities opened since March 31, 1994, and a estimated $150 thousand provision for possible market value adjustment of real estate owned based on annual appraisal review.

     An income tax provision of $1.2 million is shown for the quarter ended March 31, 1995 and $952 thousand for quarter ended March 31, 1994. Effective tax rates remained fairly consistent at 30.6% and 30.5% respectively.




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











                         Univest Corporation of Pennsylvania

                                     Registrant








           4/20/95               Merrill S. Moyer
Date: ___________________        ______________________________
                                 Merrill S. Moyer,Chairman




           4/20/95              Wallace H. Bieler
Date: ___________________       ______________________________
                                Wallace H. Bieler, Senior Vice
                                President and Chief Financial
                                Officer