Form 10-Q
period 1995-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1995-08-10
CIK 102212

United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                            10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 1995

                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From        to       .


Commission File Number 0-7617

             UNIVEST CORPORATION OF PENNSYLVANIA
   (Exact name of registrant as specified in its charter)


     Pennsylvania                                   23-1886144
_______________________________              ____________________________
(State or other jurisdiction of                 (IRS Employer I.D. No.)
 incorporation of organization)


     10 West Broad Street, Souderton, Pennsylvania 18964
     (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (215) 721-2400


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


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5  par value                           3,137,016
__________________________________           ____________________________
     (Title of Class)                            (Number of shares
                                                 outstanding at 6/30/95)





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




UNIVEST CORPORATON OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)       (SEE NOTE)<F1>
                                                        JUNE 30, 1995      DECEMBER 31, 1994
                                                       ----------------    -----------------
                                                                     (In Thousands)
ASSETS
  CASH AND DUE FROM BANKS                                  $39,123             $35,177

  INVESTMENT SECURITIES HELD-TO-MATURITY                   153,686             172,227
   (MARKET VALUE $154,166 AT 6/30/95
    AND $168,106 AT 12/31/94)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                  24,877              30,335

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                                   26,734               6,848

  LOANS                                                    584,810             580,779
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                  (9,040)             (8,876)
                                                          --------             -------
      NET LOANS                                            575,770             571,903

  OTHER ASSETS                                              30,974              30,664
                                                          --------             -------
    TOTAL ASSETS                                          $851,164            $847,154
                                                          ========            ========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                   $110,214            $104,404
  DEMAND DEPOSITS, INTEREST BEARING                        141,916             155,636
  REGULAR SAVINGS DEPOSITS                                 129,337             126,975
  TIME DEPOSITS                                            327,014             312,058
                                                          --------            --------
    TOTAL DEPOSITS                                         708,481             699,073

  SHORT-TERM BORROWINGS                                     35,771              44,923
  OTHER LIABILITIES                                         12,613              13,562
  LONG-TERM DEBT                                             9,085               9,438
                                                          --------            --------
    TOTAL LIABILITIES                                      765,950             766,996

SHAREHOLDERS' EQUITY
  COMMON STOCK                                              15,717              15,717
  ADDITIONAL PAID-IN CAPITAL                                 8,090               8,090
  RETAINED EARNINGS                                         61,527              56,983
  NET UNREALIZED SECURITIES GAINS (LOSSES)                      30                (482)
  TREASURY STOCK                                              (150)               (150)
                                                          --------            --------
    TOTAL SHAREHOLDERS' EQUITY                              85,214              80,158
                                                          --------            --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                $851,164             $847,154
                                                          ========            =========

<FN1>NOTE:  THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM
THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.




    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)
                                              FOR THE QUARTER     FOR THE SIX MONTHS
                                               ENDED JUNE 30,       ENDED JUNE 30,

                                              1995       1994       1995     1994
                                               (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS      $12,214     $11,385      $24,296    $22,295
    EXEMPT FROM FEDERAL INCOME TAXES            465         463          980        926
                                           --------    --------    ---------    -------
      TOTAL INTEREST AND FEES ON LOANS       12,679      11,848       25,276     23,221

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                     2,753       1,705        5,575      3,273
  OTHER INTEREST INCOME                         255          79          293        167
                                           --------    --------    ---------    -------
    TOTAL INTEREST INCOME                    15,687      13,632       31,144     26,661
                                           --------    --------    ---------    -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                        6,007       4,621       11,546      9,176
  OTHER INTEREST EXPENSE                        517         437        1,032        864
                                           --------    --------    ---------    -------
    TOTAL INTEREST EXPENSE                    6,524       5,058       12,578     10,040
                                           --------    --------    ---------    -------
NET INTEREST INCOME                           9,163       8,574       18,566     16,621
  PROVISION FOR LOAN LOSSES                     423         645          845      1,290
                                           --------    --------    ---------    -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   8,740       7,929       17,721     15,331
                                           --------    --------    ---------    --------
OTHER INCOME                                  1,638       1,307        3,112      2,780
LOSSES ON SALES OF SECURITIES                     -           -           (1)       (27)
                                           --------    --------    ---------    -------
  TOTAL OTHER INCOME                          1,638       1,307        3,111      2,753

OTHER EXPENSES
  SALARIES AND BENEFITS                       3,291       3,088        6,662      6,165
  OTHER EXPENSES                              3,003       2,706        6,061      5,358
                                           --------    --------    ---------    -------
    TOTAL OTHER EXPENSES                      6,294       5,794       12,723     11,523
                                           --------    --------    ---------    -------
INCOME BEFORE INCOME TAXES                    4,084       3,442        8,109      6,561

APPLICABLE INCOME TAXES                       1,267       1,056        2,499      2,008
                                           --------    --------    ---------    -------
NET INCOME                                   $2,817      $2,386       $5,610     $4,553
                                           ========    ========    =========    =======
PER COMMON SHARE DATA (1):

NET INCOME                                    $0.90       $0.76        $1.79      $1.45
CASH DIVIDENDS DECLARED                       $0.17       $0.15        $0.34      $0.30


<F1>(1) PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING OF 3,137,016 FOR BOTH PERIODS.


Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)
                                                              For the six months ended

                                                            June 30, 1995   June 30, 1994
                                                                      (In thousands)
Cash flows from operating activitites
  Net income                                                    $5,610         $4,553
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses in excess of net charge-offs         164          1,608
    Depreciation of premises and equipment                         830            738
    (Discount accretion) premium amortization on
      investment securities                                       (144)           253
    Deferred income tax                                           (183)          (495)
    Realized loss on investment securities                           1             27
    Realized (gains) losses on sales of mortgages                  (37)            16
    Decrease in net deferred loan fees                            (158)          (206)
    Decrease (increase) in interest receivable and other
      assets                                                        87         (1,159)
    (Decrease) increase in accrued expenses and other
      liabilities                                                 (627)         1,139
                                                              --------         -------
         Net cash provided by operating activities               5,543          6,474

Cash flows from investing activities
  Proceeds from maturing time deposits                             122          1,858
  Proceeds from sales of securities available for sale           3,002          7,247
  Proceeds from maturing securities held to maturity            24,118         15,002
  Proceeds from maturing securities available for sale           3,388         18,356
  Purchases of investment securities held to maturity           (5,708)       (29,694)
  Purchases of investment securities available for sale              -         (8,569)
  Net (increase) decrease in federal funds sold and other
   short-term investments                                      (19,886)         5,753
  Net decrease in loans held for sale                                -          8,916
  Proceeds from sales of mortgages                               2,847         13,082
  Net increase in loans                                         (6,683)       (44,967)
  Capital expenditures                                          (1,226)        (1,550)
                                                              --------        -------
         Net cash used in investing activities                     (26)       (14,566)

Cash flows from financing activities
  Assumption of deposits                                             -         10,608
  Net increase (decrease) in deposits                            9,408         (5,716)
  Net (decrease) increase in short-term borrowings              (9,152)         2,340
  Cash dividends                                                (1,474)        (1,349)
  Repayments of long-term debt                                    (353)          (544)
                                                              --------        -------
        Net cash (used in) provided by financing activities     (1,571)         5,339

  Net increase (decrease) in cash and due from banks             3,946         (2,753)
  Cash and due from banks at beginning of period                35,177         34,702
                                                              --------        -------
  Cash and due from banks at end of period                     $39,123        $31,949
                                                              ========        =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $11,260        $10,214
    Income taxes                                                $2,340         $2,281



            Management's Discussion and Analysis
                 of Financial Condition and
                    Results of Operations

     Total assets increased approximately $4.0 million or 0.47% to $851.2 million at June 30, 1995 when compared to the $847.2 million at December 31, 1994. The increase was due to a $3.9 million increase in cash and due from banks and a $3.9 million increase in net loans offset by a $4.1 million decrease in the investment and federal funds sold portfolios. Deposits grew by $9.4 million due to an increase of $15 million in time deposits, which resulted from increased rates. Short term borrowings, (sweep repurchase accounts) decreased $9.2 million mainly due to normal commercial business cycle volatility.

     Shareholders' equity increased 6.23% or $5.0 million from $80.2 million at December 31, 1994 to $85.2 million at June 30, 1995. Cash dividends increased $0.04 per share from $0.30 for the six months ended June 30, 1994 to $0.34 for the six months ended June 30, 1995.

     Net income for the three months ended June 30, 1995 grew $0.4 million or 16.7% from $2.4 million at June 30, 1994 to $2.8 million at June 30, 1995. For the six months ended June 30, 1995 net income increased $1.0 million or 21.74% from $4.6 million at June 30, 1994 to $5.6 million at June 30, 1995. Both increases were due mainly to increased net interest income.

     Interest and fees on loans grew from $11.8 million for the three months ended June 30, 1994 to $12.7 million for the three months ended June 30, 1995. An increase of $0.9 million or 7.63%. For the six months ended June 30, 1995 interest and fees on loans increased to $25.3 million as compared to $23.2 million at June 30, 1994, representing an increase of $2.1 million or 9.05%. The increase for both periods was due to prime rate increases. The prime rate increased from 6.00% at January 1, 1994 to 9.00% at June 30, 1995. Repricing of adjustable rate real estate loans also contributed to the increase.

     Interest on investment securities increased $1.1 million or 64.7% from $1.7 million for the three months ended June 30, 1994 to $2.8 million for the three months ended June 30, 1995. Interest on investment securities also grew from $3.3 million for the six month period ended June 30, 1994 to $5.6 million for the six month period ended June 30, 1995, an increase of $2.3 million or 69.7%. The increase in both periods is attributed to increased yields and volume.

     Other interest income consists mainly of income received on federal funds sold, which is the resulting daily investment activity that can be volatile on both interest yield and volume. Second quarter 1995 shows income of $255 thousand as compared to $79 thousand for second quarter 1994. For the six months ended June 30, 1995 income of $293 thousand was recorded as compared to $167 thousand for the same period in 1994. Increases in both periods were due to higher average balances and increased yields.

     Interest expense increased $1.4 million or 27.45% to $6.5 million for the three months ended June 30, 1995 when compared to the $5.1 million recorded for the same period in 1994. For the six month period ended June 30, 1995 interest increased $2.6 million or 26.0% to $12.6 million when compared to the $10.0 million shown for the six months ended June 30, 1994. The increases were mainly due to increased rates and volumes on certificates of deposits.

     As of August 4, 1995 the Corporation redeemed outstanding subordinated debt of $5 million. The debt which did not permit prepayment without penalty before the conversion date of July 31, 1995. The note carried a fixed rate of 10.35% until the conversion date. This debt was incurred by the Corporation in 1990 to partially finance the acquisition of Pennview Savings Bank.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Six months ended June 30, 1995 shows $18.6 million in net interest income which is $2.0 million or 12.05% higher than the $16.6 million for the same period in 1994. A positive gap position is maintained on a cumulative basis at three months and longer. For the six months period ended June 30, 1995 increases in net interest income resulted from rate rather than volume because the net interest spread for the period increased 11 basis points and the net interest margin increased by 26 basis points when compared to the six months ended June 30, 1994.

     The following demonstrates the aforementioned effects:

                                           SIX MONTHS ENDED
                                   6/30/95                       6/30/94

                              AVG. BALANCE   RATE           AVG. BALANCE   RATE
Interest Earning Assets            $777,529  8.01%               $735,284  7.25%
Interest Bearing Liabilities       $639,841  3.93%               $612,426  3.28%

Net Interest Income                $ 18,566                      $ 16,621
Net Interest Spread                          4.08%                         3.97%
Net Interest Margin                          4.78%                         4.52%


ASSET QUALITY

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

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the three and six months ended June 30, 1995 the provisions for loan losses were $423 thousand and $845 thousand respectively. For the three and six month periods ended June 30, 1994 the provisions were $645 thousand and $1.3 million respectively.

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified as impaired in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective rate or the fair value of collateral for certain collateral dependent loans. Prior to 1995 the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. At June 30, 1995 the recorded investment in loans that are considered to be impaired under Statement 114 was $4.0 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $1.0 million. All loans considered impaired at June 30, 1995 have an allowance for credit loss. For the six months ended June 30, 1995 the Corporation recognized $135 thousand in interest income on those impaired loans.

     Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable periods of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis and nonaccrual loans at June 30, 1995 are $5.6 million and consist mainly of real estate related commercial loans. Cash basis and nonaccrual loans at June 30, 1994 aggregated $7.0 million. For the quarter ended June 30, 1995 nonaccrual loans resulted in lost interest income of $200 thousand as compared to $205 thousand for the three months ended June 30, 1994. For the six months ended June 30, 1995 lost interest income totaled $326 thousand as compared to $384 thousand for the same period in 1994. At June 30, 1995 the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment.

     At June 30, 1995 the Corporation has approximately $1.3 million of Other Real Estate Owned ("OREO") consisting of two commercial properties. This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expenses for the six months ended June 30, 1995 were adjustments of $300 thousand to the carrying value of these OREO properties to approximate net realizable value. No adjustments to carrying value were recorded for the six month ended June 30, 1994.


     At June 30, 1995 the reserve for loan losses is 1.55% of total loans as compared to 1.53% at December 31, 1994.

     Other income which is not interest related consists mainly of general fee income, trust department commissions and other miscellaneous non-recurring types of income. Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the quarter ended June 30, 1995 other income totaled $1.6 million as compared to $1.3 million for the quarter ended June 30, 1994. For the six months ended June 30, 1995 other income increased to $3.1 million from the $2.8 million recorded for the same period in 1994. The increases in both periods were due to fluctuations in trust department income due to improved investment performance, and general fee income in the first and second quarters of 1995.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of June 30, 1995 is $24.9 million as compared to $30.3 million at December 31, 1994. At June 30, 1995 a net unrealized gain of $30 thousand was recorded, compared to a net unrealized loss of $482 thousand at December
31, 1994. This change was due to the increase in short-term rates during the period.

     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended June 30, 1995 totals $6.3 million, which is 8.62% or $0.5 million more than the $5.8 million reported for the quarter ended June 30, 1994. For the six months ended June 30, 1995 other expenses totaled $12.7 million, which is 10.43% or $1.2 million more than the $11.5 million shown for the same period in 1994. Increases in both periods were mainly due to normal salary and staff increases, and occupancy and equipment expenses for three additional branch facilities opened since June 30, 1994. Also, contributing to the increase was a $300 thousand loss provision for OREO to reflect a decline in the fair market value of other real estate owned. Real estate owned expenses also increased in both periods.

     An income tax provision of $1.3 million is shown for the quarter ended June 30, 1995 and $1.1 million for the quarter ended June 30, 1994 with effective tax rates of 31.0% for both periods. For the six months ended June 30, 1995 the provision was $2.5 million as compared to $2.0 million for the six months ended June 30, 1994. The effective tax rate for both periods was 31.0%




   Part II.  OTHER INFORMATION


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











                                        Univest Corporation of Pennsylvania
                                                  Registrant









Date: 7/21/95                 Merrill S. Moyer, Chairman





Date: 7/20/95                 Wallace H. Bieler, Senior Vice
                              President & Chief Financial Officer