Form 10-Q
period 1995-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1995-11-13
CIK 102212

United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                            10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1995

                             or

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


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5  par value                           3,137,016
     (Title of Class)                (Number of shares outstanding at 9/30/95)

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

          UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)       (SEE NOTE)<F1>
                                             SEPTEMBER 30, 1995   DECEMBER 31, 1994
ASSETS
  CASH AND DUE FROM BANKS                               $35,520             $35,177

  INVESTMENT SECURITIES HELD-TO-MATURITY                173,603             172,227
   (MARKET VALUE $174,117 AT 9/30/95
    AND $168,106 AT 12/31/94)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE               23,541              30,335

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                                 3,741               6,848

  LOANS                                                 591,148             580,779
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES               (9,037)             (8,876)
                                                       --------            --------
      NET LOANS                                         582,111             571,903

  OTHER ASSETS                                           32,586              30,664
                                                       --------            --------
    TOTAL ASSETS                                       $851,102            $847,154
                                                       ========            ========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                $106,029            $104,404
  DEMAND DEPOSITS, INTEREST BEARING                     137,410             155,636
  REGULAR SAVINGS DEPOSITS                              121,386             126,975
  TIME DEPOSITS                                         339,269             312,058
                                                       --------           ---------
    TOTAL DEPOSITS                                      704,094             699,073

  SHORT-TERM BORROWINGS                                  42,576              44,923
  OTHER LIABILITIES                                      12,620              13,562
  LONG-TERM DEBT                                          4,085               9,438
                                                       --------           ---------
    TOTAL LIABILITIES                                   763,375             766,996

SHAREHOLDERS' EQUITY
  COMMON STOCK                                           15,717              15,717
  ADDITIONAL PAID-IN CAPITAL                              8,090               8,090
  RETAINED EARNINGS                                      64,065              56,983
  NET UNREALIZED SECURITIES GAINS (LOSSES)                    5                (482)
  TREASURY STOCK                                          (150)                (150)
                                                       --------           ---------
    TOTAL SHAREHOLDERS' EQUITY                           87,727              80,158
                                                       --------           ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                             $851,102            $847,154
                                                       ========           =========

<F1>NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994 HAS BEEN DERIVED FROM THE AUDITED
FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND
FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL
STATEMENTS.

          UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                                      (SEE NOTE) <F1>
                                              FOR THE QUARTER       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                1995        1994         1995       1994
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS        $12,543     $11,781      $36,839     $34,075
    EXEMPT FROM FEDERAL INCOME TAXES              477         484        1,457       1,411
                                              -------     -------      -------     -------
      TOTAL INTEREST AND FEES ON LOANS         13,020      12,265       38,296      35,486

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                       2,887       1,838        8,462       5,111
  OTHER INTEREST INCOME                           144         242          437         409
                                              -------     -------      -------     -------
    TOTAL INTEREST INCOME                      16,051      14,345       47,195      41,006
                                              -------     -------      -------     -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                          6,157       4,917       17,703      14,093
  OTHER INTEREST EXPENSE                          444         474        1,476       1,338
                                              -------     -------      -------     -------
    TOTAL INTEREST EXPENSE                      6,601       5,391       19,179      15,431
                                              -------     -------      -------     -------
NET INTEREST INCOME                             9,450       8,954       28,016      25,575
  PROVISION FOR LOAN LOSSES                       500         345        1,345       1,635
                                              -------     -------      -------     -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     8,950       8,609       26,671      23,940
                                              -------     -------      -------     -------
OTHER INCOME                                    1,407       1,434        4,519       4,213
LOSSES ON SALES OF SECURITIES                                               (1)        (27)
                                              -------      ------      -------     -------
  TOTAL OTHER INCOME                            1,407       1,434        4,518       4,186

OTHER EXPENSES
  SALARIES AND BENEFITS                         3,187       3,112        9,849       9,277
  OTHER EXPENSES                                2,680       3,076        8,741       8,434
                                              -------     -------      -------      ------
    TOTAL OTHER EXPENSES                        5,867       6,188       18,590      17,711
                                              -------     -------      -------      ------
INCOME BEFORE INCOME TAXES                      4,490       3,855       12,599      10,415

APPLICABLE INCOME TAXES                         1,418       1,195        3,917       3,202
                                              -------     -------      -------      ------
NET INCOME                                     $3,072      $2,660       $8,682      $7,213
                                              =======     =======      =======      ======
PER COMMON SHARE DATA (1):

NET INCOME                                      $0.98       $0.85        $2.77       $2.30
CASH DIVIDENDS DECLARED                         $0.17       $0.15        $0.51       $0.45

<F1>PER SHARE INFORMATION IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUSTANDING OF 3,137,016 FOR BOTH PERIODS.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                        9 MONTHS       9 MONTHS
                                                                          ENDED          ENDED
                                                                      SEPT 30, 1995  SEPT 30, 1994

Cash flows from operating activitites
  Net income                                                              $8,682      $7,213
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses in excess of net charge-offs                   161       2,175
    Depreciation of premises and equipment                                 1,233       1,132
    (Discount accretion) premium amortization on
      investment securities                                                 (227)        303
    Deferred income tax                                                     (117)       (744)
    Realized loss on investment securities                                     1          27
    Realized (gains) losses on sales of mortgages                            (72)         17
    Decrease in net deferred loan fees                                      (245)       (466)
    Increase in interest receivable and other assets                        (413)     (2,050)
    (Decrease) increase in accrued expenses and other liabilities           (672)      4,295
                                                                        --------    --------
  Net cash provided by operating activities                                8,331      11,902

Cash flows from investing activities
  Proceeds from maturing time deposits                                        83       1,816
  Proceeds from sales of securities available for sale                     3,002       7,246
  Proceeds from maturing securities held to maturity                      36,966      19,986
  Proceeds from maturing securities available for sale                     5,680      23,115
  Purchases of investment securities held to maturity                    (38,179)    (59,556)
  Purchases of investment securities available for sale                   (1,166)    (12,567)
  Net decrease (increase) in federal funds sold and other
   short-term investments                                                  3,107      (9,442)
  Net decrease in loans held for sale                                        -         7,942
  Proceeds from sales of mortgages                                         6,161      13,942
  Net increase in loans                                                  (16,213)    (30,221)
  Capital expenditures                                                    (2,742)     (2,290)
                                                                        --------     -------
  Net cash used in investing activities                                   (3,301)    (40,029)

Cash flows from financing activities
  Assumption of deposits                                                      -       10,608
  Net increase in deposits                                                 5,021       9,747
  Net (decrease) increase in short-term borrowings                        (2,347)     12,079
  Cash dividends                                                          (2,008)     (1,819)
  Repayments of long-term debt                                            (5,353)       (816)
                                                                        --------     -------
  Net cash (used in) provided by financing activities                     (4,687)     29,799

  Net increase in cash and due from banks                                    343       1,672
  Cash and due from banks at beginning of period                          35,177      34,702
                                                                        --------     -------
  Cash and due from banks at end of period                               $35,520     $36,374
                                                                        ========     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $17,771     $15,335
    Income taxes                                                          $3,540      $3,552

            Management's Discussion and Analysis
                 of Financial Condition and
                    Results of Operations

     Total assets increased approximately $3.9 million or 0.46% to $851.1 million at September 30, 1995 when compared to the $847.2 million at December 31, 1994. The increase was due mainly to a $10.2 million increase in net loans offset by decreases in the investment and federal funds sold portfolios. Deposits grew by $5.0 million due to an increase of $27.2 million in time deposits, demand deposits decreased by $18.2 million. Long term debt decreased by $5.0 million due to the redemption of outstanding subordinated debt, which was incurred by the Corporation in 1990 to partially finance the acquisition of Pennview Savings Bank.

     Shareholders' equity increased 9.35% or $7.5 million from $80.2 million at December 31, 1994 to $87.7 million at September 30, 1995. Cash dividends increased $0.06 per share from $0.45 for the nine months ended September 30, 1994 to $0.51 for the nine months ended September 30, 1995.

     Net income for the three months ended September 30, 1995 grew $0.4 million or 14.8% from $2.7 million at September 30, 1994 to $3.1 million at September 30, 1995. For the nine months ended September 30, 1995 net income increased $1.5 million or 20.8% from $7.2 million at September 30, 1994 to $8.7 million at September 30, 1995. Increases in both periods were due mainly to increased net interest income.

     Interest and fees on loans grew from $12.3 million for the three months ended September 30, 1994 to $13.0 million for the three months ended September 30, 1995, an increase of $0.7 million or 5.69%. For the nine months ended September 30, 1995 interest and fees on loans increased to $38.3 million as compared to $35.5 million at September 30, 1994, representing an increase of $2.8 million or 7.89%. The increase for both periods was due to prime rate increases. The prime rate increased throughout 1994 and into early 1995 from 6.00% at January 1, 1994 to 9.00% at July 7, 1995 when it decreased to 8.75%. Repricing of adjustable rate residential real estate loans and increased volume also contributed to the increase.

     Interest income on investment securities increased $1.1 million or 61.1% from $1.8 million for the three months ended September 30, 1994 to $2.9 million for the three months ended September 30, 1995. Interest on investment securities also grew from $5.1 million for the nine month period ended September 30, 1994 to $8.5 million for the nine month period ended September 30, 1995, an increase of $3.4 million or 66.7%. The increase in both periods is attributed to increased yields and volume.

     Other interest income consists mainly of income received on federal funds sold, which is the resulting daily investment activity that can be volatile on both interest yield and volume. Third quarter 1995 shows income of $144 thousand as compared to $242 thousand for third quarter 1994. For the nine months ended September 30, 1995 income of $437 thousand was recorded as compared to $409 thousand for the same period in 1994. The decrease for the three months ended September 30, 1995 was mainly due to lower volume and the increase for the nine months due mainly to increased yields.

     Interest expense increased $1.2 million or 22.2% to $6.6 million for the three months ended September 30, 1995 when compared to the $5.4 million recorded for the same period in 1994. For the nine month period ended September 30, 1995 interest expense increased $3.7 million or 24.0% to $19.1 million when compared to the $15.4 million shown for the nine months ended September 30, 1994. The increases were mainly due to increased rates and volumes on certificates of deposit. Third quarter 1995 increase was offset slightly by a decrease in interest expense due to the redemption of outstanding subordinated debt of $5.0 million during the third quarter of 1995.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Nine months ended September 30, 1995 shows $28.0 million in net interest income which is $2.4 million or 9.4% higher than the $25.6 million for the same period in 1994. A positive gap position is maintained on a cumulative basis at three months and longer. For the nine months period ended September 30, 1995 increases in net interest income resulted from rate rather than volume because the net interest spread for the period increased 6 basis points and the net interest margin increased by 22 basis points when compared to the nine months ended September 30, 1994.

     The following demonstrates the aforementioned effects:

                                           NINE MONTHS ENDED
                                  9/30/95                     9/30/94
                            AVG. BALANCE   RATE         AVG. BALANCE   RATE

Interest Earning Assets       $788,868    7.98%             $753,904  7.25%
Interest Bearing Liabilities  $642,141    3.98%             $620,931  3.31%

Net Interest Income           $ 28,016                      $ 25,575
Net Interest Spread                       4.00%                       3.94%
Net Interest Margin                       4.74%                       4.52%

     The Corporation uses interest-rate swap agreements to effectively convert a portion of its floating rate commercial loans to a fixed rate basis, thus reducing the impact of interest changes on future income. During the third quarter of 1995 the Corporation entered into an interest rate swap with a notional amount of $10 million which matures in August 1997, and which provides for the Corporation to pay a floating rate based on the prime rate and to receive a fixed rate of 8.75%.

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

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the three and nine months ended September 30, 1995 the provisions for loan losses were $500 thousand and $1.3 million respectively. For the three and nine month periods ended September 30, 1994 the provisions were $345 thousand and $1.6 million respectively.

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified as impaired in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective rate or the fair value of collateral for certain collateral dependent loans. Prior to 1995 the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. At September 30, 1995 the recorded investment in loans that are considered to be impaired under Statement 114 was $3.4 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $595 thousand. All loans considered impaired at September 30, 1995 have an allowance for credit loss. For the nine months ended September 30, 1995 the Corporation recognized $134 thousand in interest income on those impaired loans.

     Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable periods of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis and nonaccrual loans at September 30, 1995 are $5.3 million and consist mainly of real estate related commercial loans. Cash basis and nonaccrual loans at September 30, 1994 aggregated $8.1 million. For the quarter ended September 30, 1995 nonaccrual loans resulted in lost interest income of $103 thousand as compared to $216 thousand for the three months ended September 30, 1994. For the nine months ended September 30, 1995 lost interest income totaled $429 thousand as compared to $600 thousand for the same period in 1994. At September 30, 1995 the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment. The ratio of the reserve for loan losses to total loans at September 30, 1995 and December 31, 1994 is 1.53%.


     At September 30, 1995 the Corporation has approximately $1.3 million of Other Real Estate Owned ("OREO") consisting of two commercial properties and one single family residence. This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expenses for the nine months ended September 30, 1995 were provisions for OREO write-down of $440 thousand as compared to $300 thousand for the nine months ended September 31, 1994.

     Other income which is not interest related consists mainly of general fee income, trust department commissions and other miscellaneous non-recurring types of income. Since these types of income are not tied directly to volume or rate structure, noticeable fluctuations may occur on a quarterly basis. For the quarter ended September 30, 1995 and September 30, 1994 other income remained constant at $1.4 million. For the nine months ended September 30, 1995 other income increased to $4.5 million from the $4.2 million recorded for the same period in 1994. This increase was primarily due to fluctuations in trust department income resulting from improved investment performance and general fee income, offset slightly by a decrease in commercial checking account fees resulting from a reduction of the charge for federal insurance premiums being reduced from 23 basis points to 4 basis points during the third quarter 1995.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of September 30, 1995 is $23.5 million as compared to $30.3 million at December 31, 1994. At September 30, 1995 a net unrealized gain of $5 thousand was recorded, compared to a net unrealized loss of $482 thousand at December 31, 1994. This change was due to the increase in short-term rates during the period.


     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended September 30, 1995 totals $5.9 million, which is 4.9% or $0.3 million less than the $6.2 million reported for the third quarter 1994. The decrease is mainly due to the reduction of Federal Deposit Insurance Corporation (FDIC) premiums paid by Union National Bank. Due to the Bank Insurance Fund (BIF) reaching its 1.25% reserve requirement, members of the BIF began paying premiums of 4 basis points on insured deposits during the third quarter 1995. Previously the bank paid 23 basis points. This decrease in premium resulted in an expense reduction of $0.3 million dollars during the third quarter 1995. This decrease was offset by a $140 thousand dollar charge for an additional reserve on other real estate owned. For the nine months ended September 30, 1995 other expenses totaled $18.6 million, which is 5.1% or $0.9 million more than the $17.7 million shown for the same period in 1994. The increase was due mainly to normal salary and staff increases, and occupancy and equipment expenses for four additional branch facilities opened since September 30, 1994. These categories will probably continue to increase in the future due to plans to open two new branch facilities and move another to a larger location during the fourth quarter 1995. Also, contributing to the increase was additional real estate owned expense along with the loss provisions to reflect the decline in the fair market value of the real estate owned. Increases in legal, consulting and student loan processing fees added to the increase, offset by the reduction in the FDIC premiums.

     Spurred by pressures of the budget reconciliation process, both the House and the Senate Banking Committees approved separate bills during the week of September 18, 1995 that include, among other items, a special one-time assessment to recapitalize the Savings Association Insurance Fund
(SAIF) of which Pennview Savings Bank is a member. This one-time assessment of 85 basis points on insured deposits as of March 31, 1995 is intended to recapitalize the SAIF to the required 1.25% of insured deposits and could be payable in the fourth quarter of 1995 or early 1996. Should the bill pass in its present form, the Corporation would be required to make a charge to earnings of approximately $1.1 million. Succeeding deposit premiums beginning in 1996 may be reduced from the current level of 23 basis points to 4.5 basis points which will benefit the Corporation in future periods.

     An income tax provision of $1.4 million is shown for the quarter ended September 30, 1995 and $1.2 million for the quarter ended September 30, 1994 with effective tax rates of 31.6% and 31.0% respectively. For the nine months ended September 30, 1995 the provision was $3.9 million as compared to $3.2 million for the nine months ended September 30, 1994. The effective tax rate for both periods was 31.0%

     In May 1995, the Financial Accounting Standards Board issued FASB Statement No. 122, "Accounting for Mortgage Servicing Rights" an amendment of FASB 65, "Accounting for Certain Mortgage Banking Activities". FAS 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others regardless of how those servicing rights are obtained (i.e., purchased or originated). Prior to the application of FAS 122, originated mortgage servicing rights were not recorded as assets. FAS 122 is applicable for transactions in fiscal years beginning after December 15, 1995. Given the current volume of mortgage loans being sold in the secondary market, with servicing retained, the adoption of FAS 122 will not have a material impact on the operations of the Corporation.

     In July 1995, Union National Bank signed a definitive agreement for the purchase of selected fixed assets and the assumption of deposit liabilities of the North Wales branch of Sovereign Bank by Union National Bank. Under the terms of the agreement, Union National Bank will pay a premium of approximately $568 thousand to assume the deposit liabilities of the branch and will purchase the furniture, fixtures and equipment of the branch, aggregating approximately $14.0 million. Union National Bank will also assume the obligations of the seller under the lease of the branch. This transaction is expected to be consummated during fourth quarter 1995.




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











                                        Univest Corporation of Pennsylvania
                                                   Registrant









Date:  10/30/95
                                   Merrill S. Moyer, Chairman





Date:  10/27/95
                                   Wallace H. Bieler, Senior Vice
                                   President and Chief Financial
                                   Officer