Form 10-K
period 1995-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 1996-03-28
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission File number 0-7617


             UNIVEST CORPORATION OF PENNSYLVANIA
   (Exact name of registrant as specified in its charter)

     Pennsylvania                                 23-1886144
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation of organization)

      Broad & Main Streets
    Souderton, Pennsylvania                                         18964
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (215) 721-2400


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                             3,137,016
      (Title of Class)                       (Number of shares outstanding
                                               at 2/29/96)


The approximate aggregate market value of voting stock held by non affiliates of the registrant is $91,280,305 as of February 29, 1996.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has bee subject to such filing requirements for the past ninety days.

                         YES   X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-
K or any amendment to this form 10-K. (    )

     Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 9, 1996. Parts I, II, IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1995.


                           PART I


Item 1.   Business

General

     Univest Corporation of Pennsylvania ("Univest") is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. It owns all of the capital stock of Union National Bank and Trust Company ("Union National Bank"), Pennview Savings Bank, Univest Realty Corporation, Univest Leasing Corporation, Univest Mortgage Company, Univest Financial Planning
Corporation, Univest Insurance Company, and Univest Electronic Services Corporation.

     Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from general public and investing such deposits primarily in loans secured by residential properties, consumer loans, and to a lesser extent, loans secured by commercial real estate and in commercial business loans. The Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Both the Leasing Corporation and Univest Mortgage Company are inactive. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

     Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty (20) banking offices, two off-premises automated teller machines and offices located in ten retirement homes. Thirteen banking offices are in Montgomery County and seven banking offices are in Bucks County. One off-premises automated teller machine is located in Bucks County and the other is located in Montgomery County.

     Pennview Savings Bank conducts operations through five full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and offices located in two retirement homes.

     As of January 31, 1996, Univest and its subsidiaries employed four hundred and twenty-two (422) persons.


Competition

     Univest's service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, mutual savings banks and other financial institutions. Each of the Corporation's subsidiary banks actively compete with such banks and financial institutions for local retail and commercial accounts. Union National Bank and Pennview Savings Bank are also subject to competition from other local banks and financial institutions in Bucks and Montgomery Counties, as well as other financial institutions outside their primary service area.

     In competing with other banks, savings and loan associations, and other financial institutions, Union National Bank and Pennview Saving Bank seek to provide personalized services through management's knowledge and awareness of their service area, customers and borrowers.

     Management believes this knowledge and awareness provides a business advantage in serving the retail depositors and the small and mid-sized commercial borrowers that comprise Union National Bank's and Pennview Savings Bank's customer base.

     Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by Union National Bank and Pennview Savings Bank.

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

     Univest is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. The Act prohibits the acquisition by a bank holding company of a direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Board of Governors of the Federal Reserve System, and also prohibits the granting of such approval in respect to any bank within the United States located outside of the state where the bank holding company's principal operations are conducted, unless the acquisition is specifically authorized by the statutes of the state in which the bank is located. With certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in businesses unrelated to the business of banking, or managing, or controlling banks. Under the Bank Holding Company Act Amendments of 1970, which became effective on December 3, 1970, the Federal Reserve Board may approve the acquisition by bank holding companies of non bank subsidiaries to engage in activities that are closely related to banking and are in the public interest. The amendments include a provision which prohibits banks, bank holding companies and subsidiaries from engaging in tie-in arrangements. Bank tie-ins involving a loan, discount, deposit, or trust service are specifically exempted, and the Federal Reserve Board is authorized to make exceptions by regulations.

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

     Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 13.8% and 12.7%, and total risk-based capital ratio of 15.0% and 14.3% at December 31, 1995 and 1994, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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


SAIF Legislation

     Spurred by pressures of the budget reconciliation process, both the House and Senate Banking Committees approved separate bills during the week of September 18, 1995 that include, among other items, a special one-time assessment to recapitalize the Savings Association Insurance Fund
(SAIF) of which Pennview Savings Bank is a member. The one-time assessment of 85 basis points of insured deposits as of March 31, 1995 is intended to recapitalize the SAIF to the required 1.25% of insured deposits and could be payable in early 1996. Should the bill pass in its present form, the Corporation would be required to make a one-time pretax charge to earnings of approximately $1.1 million. Succeeding deposit premiums beginning in 1996 may be reduced from the current level of 23 basis points to 4.5 basis points which will benefit the Corporation in future periods.



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


Statistical Disclosure

     Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank. The following financial data appearing on pages 6 through 17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.



    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
TABLE I.  DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
          INTEREST RATES AND INTEREST DIFFERENTIAL

                                                   1995                   1995/1994                  1994

                                    Average  Income/  Avg.       Volume   Rate                Average    Income/   Avg.
ASSETS:                             Balance  Expense  Rate      Change   Change   Total       Balance   Expense   Rate

Cash and due from banks              30,645                                                 $ 32,914
Time deposits with other banks          406        23  5.7     $   (89)      (6)    (95)       1,955   $   118    6.0

U.S. Government obligations         174,355    10,445  6.0       2,763    1,278   4,041      127,836     6,405    5.0
Oblig. of states & political sub.     2,535       118  4.7          19        4      23        2,091        95    4.5
Other securities                     14,697       976  6.6        (243)     295      52       18,447       924    5.0
Federal Reserve bank stock              746        45  6.0           1       (1)      0          742        45    6.1
Federal funds sold and other
  short-term investments             10,527       616  5.9       (290)       245    (45)      15,293       661    4.3
                                    -------   -------                                         ------    ------
  Total investments                 202,860    12,200  6.0                                    164,409    8,130    4.9
                                    -------   -------  ---                                    -------   -------   ---


Commercial loans                    190,451    17,679  9.3       (650)     2,549  1,899       196,065   15,780    8.0
Mortgage loans                      292,751    24,994  8.5          60       589    649       294,251   24,345    8.3
Installment loans                    53,702     4,657  8.7         674       230    904        45,934    3,753    8.2
Home equity loans                    18,501     2,070 11.2       (188)       342    154        20,105    1,916    9.5
Municipal loans                      28,415     1,922  6.8       (107)       149     42        29,851    1,880    6.3
                                   --------   -------                                         --------  ------
  Gross loans                       583,820    51,322  8.8                                    586,206   47,674    8.1
                                   --------   ------- ----                                              ------    ---
    Less:  valuation reserve         (8,965)                                                   (8,660)
                                   ---------                                                   -------
      Net loans                     574,855                                                    577,546
                                                                                              --------

Property, net                        14,857                                                     13,346
Other assets                         20,409                                                     19,426
                                  ---------                                                  --------

  Total assets                     $844,032                                                   $809,596
                                  ---------                                         --------

                                               1995              1995/ 1994                       1994

LIABILITIES:                        Average  Income/  Avg.      Volume    Rate           Average   Income/    Avg.
                                   Balance  Expense  Rate      Change   Change  Total   Balance   Expense    Rate
Demand deposits                      99,547                                              $ 97,750
                                   --------                                              --------
Interest checking deposits           72,886     1,266  1.7   $     13    (73)  $ (60)      73,160    $1,326    1.8
Money market savings                 67,858     1,936  2.9       (494)   339    (155)      84,874     2,092    2.5
Regular savings                     125,362     3,078  2.5        (74)     0     (74)     128,628     3,152    2.5
Unifund savings                          57         1  1.8           0    (0)      0           46         1    2.2
Certificates of deposit             299,498    16,168  5.4       1,452  2,448  3,900      271,994    12,267    4.5
Time open & club accounts            30,576     1,600  5.2         769    256  1,025       15,988       575    3.6
                                   --------   --------                                    --------  --------
  Total time, int., and inv.
    checking deposits               596,237    24,049  4.0                                574,690    19,413    3.4
                                   --------    ------  ---                                -------   --------
    Total deposits                  695,784                                               672,440
                                   --------                                               -------

Federal funds purchased               1,093        67  6.1          25    17      42          690        25    3.6
Loans & securities sold under
  agreement to repurchase            37,760     1,274  3.4          22   222     244       37,047     1,030    2.8
Other borrowings                      5,338       268  5.0         (16)   17       1        5,654       267    4.7
Subordinated notes                    2,986       305 10.2        (228)   (5)   (233)       5,229       538   10.3
                                    -------   -------                                     --------  --------
  Total borrowings                   47,177     1,914  4.1                                 48,620     1,860    3.8
                                    -------   -------  ---                                --------  --------  ----
Accrued expenses & other liab.       15,979                                                12,072
                                    -------                                               --------

  Total liabilities                 758,940                                               733,132
                                   --------                                               --------
SHAREHOLDERS' EQUITY:
--------------------
Common stock                         15,727                                                15,717
Capital surplus                       8,163                                                 8,090
Retained earnings                    61,202                                                52,657
                                   --------                                               --------
  Total shareholders' equity         85,092                                                76,464
                                   --------                                               --------
  Total liabilities and share-
    holders' equity                $844,032                                               $809,596
                                   --------                                               --------
Weighted avg. yield on interest-earning assets                   8.2 %                                              7.5 %
Weighted avg. rate paid on interest-bearing liab.                4.0 %                                              3.4 %
Net interest margin on weighted average interest-                4.8 %                                              4.6 %
earning assets
                                                  1994                   1994/1993                       1993

                                   Average    Income/ Avg.       Volume    Rate                Average    Income/     Avg.
ASSETS:                            Balance   Expense Rate        Change   Change   Total       Balance    Expense    Rate

Cash and due from banks           $ 32,914                                                    $ 33,927
Time deposits with other banks       1,955   $  118    6.0   $    (73)      11     (62)          3,146   $   180     5.7

U.S. Government obligations        127,836     6,405   5.0        881      (98)    783         109,629     5,622     5.1
Oblig. of states & political sub.    2,091        95   4.5        (40)      10     (30)          2,964       125     4.2
Other securities                    18,447       924   5.0     (1,087)    (196) (1,283)         39,903     2,207     5.5

Federal Reserve bank stock             742        45   6.1          6        0       6             649        39     6.0
Federal funds sold and other
  short-term investments            15,293       661   4.3         75      179     254          13,528       407     3.0
                                  --------    ------                                           -------   --------
  Total investments                164,409     8,130   4.9                                     166,673     8,400     5.0
                                  --------    ------  ----                                     -------   --------    ----


Commercial loans                   196,065    15,780   8.0        155      875   1,030         195,244    14,750     7.6
Mortgage loans                     294,251    24,345   8.3      1,549     (898)    651         275,165    23,694     8.6
Installment loans                   45,934     3,753   8.2        558     (130)    428          39,302     3,325     8.5
Home equity loans                   20,105     1,916   9.5      (278)      214     (64)         22,958     1,980     8.6
Municipal loans                     29,851     1,880   6.3      (129)      (64)   (193)         31,726     2,073     6.5
                                  --------   -------                                           -------   -------     ---
  Gross loans                      586,206    47,674   8.1                                     564 ,395   45,822     8.1
                                  --------    ------   ---
    Less:  valuation reserve        (8,660)                                                     (8,507)
                                  --------                                                     --------
      Net loans                    577,546                                                     555,888
                                  --------                                                     ---------

Property, net                       13,346                                                      12,150
Other assets                        19,426                                                      15,016
                                   --------                                                     ---------

  Total assets                    $809,596                                                    $786,800
                                  --------

                                             1994             1994/ 1993                        1993
LIABILITIES:                     Average   Income/  Avg.     Volume  Rate               Average   Income/   Avg.
                                 Balance   Expense  Rate     Change  Change  Total      Balance   Expense   Rate
Demand deposits                     97,750                                               $ 90,485
                                   --------                                                -------
Interest checking deposits          73,160  $  1,326  1.8    $   75   (197)   (122)        68,444   $ 1,448   2.1
Money market savings                84,874     2,092  2.5      (422)  (236)   (658)       100,351     2,750   2.7
Regular savings                    128,628     3,152  2.5       345   (285)     60        114,261     3,092   2.7
Unifund savings                         46         1  2.2       (10)    (5)    (15)           499        16   3.2
Certificates of deposit            271,994    12,267  4.5      (432)  (811) (1,243)      279,627     13,510   4.8

Time open & club accounts           15,988       575  3.6       153     83     236         11,864       339   2.9
                                  --------  --------                                     --------   --------
  Total time, int., and inv.
    checking deposits              574,690    19,413  3.4                                 575,046    21,155   3.7
                                   --------  --------                                     ---------   ------   ---
    Total deposits                 672,440                                                665,531
                                   --------                                               ---------

Federal funds purchased                690        25  3.6        10      1      11            427        14   3.3
Loans & securities sold under
  agreement to repurchase           37,047     1,030  2.8       130    124     254         32,515       776   2.4
Other borrowings                     5,654       267  4.7        35      6      41          4,898       226   4.6
Subordinated notes                   5,229       538 10.3      (103)    43     (60)         6,235       598   9.6
                                  --------  --------                                      --------   ------
  Total borrowings                  48,620     1,860  3.8                                  44,075     1,614   3.7
                                  --------  -------- ----                                 --------   ------   ---
Accrued expenses & other liab.      12,072                                                  7,877
                                  --------                                                --------

  Total liabilities                733,132                                                717,483
                                  --------                                                --------
SHAREHOLDERS' EQUITY:
--------------------
Common stock                                  15,717                                       13,822
Capital surplus                                8,090                                        8,090
Retained earnings                             52,657                                       47,405
                                            --------                                      --------
  Total shareholders' equity                  76,464                                       69,317
                                            --------                                      --------
  Total liabilities and share-
    holders' equity                          809,596                                      $786,800
                                            --------                                      --------
Weighted avg. yield on interest-earning assets                  7.5 %                                               7.5 %
Weighted avg. rate paid on interest-bearing liab.               3.4 %                                               3.7 %
Net interest margin on weighted average interest-               4.6 %                                               4.3 %
earning assets



Note:   (1)   For rate calculation purposes, average loan
              categories include  unearned discount.

        (2) Nonaccrual loans have been included in the average loan balances.

        (3) Certain amounts have been reclassified to conform with the current-year presentation.

        (4) Included in interest income are loan fees of $1,310,000 for 1995 $1,766,000 for 1994 and $1,897,000 for 1993.

        (5)   Table I has not been tax equated.


*The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.





    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

        TABLE II.  INVESTMENT PORTFOLIO (BOOK VALUE)
                   (Thousands of dollars)

                                                        CARRYING AMOUNT OF INVESTMENT SECURITIES

                                           December 31,        December 31,     December 31,
                                              1995 (a)          1994 (a)          1993
                                           -------------      ------------     ------------
U.S. Treasury, government corporations          $206,117         $183,580        $108,551
and agencies

State and political subdivisions                   3,873            2,529           1,505

Mortgage-backed securities                         9,256           10,843          24,399

Other                                              5,273            5,108           4,872
                                                --------        ---------       ---------
Total                                           $224,519         $202,060        $139,327

                                 MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                         December 31,   December 31,        December 31,   December 31,   December 31,      December 31,
                              1995          1995               1994           1994           1993              1993
                          AMOUNT (a)      YIELD (b)          AMOUNT (a)     YIELD (b)        AMOUNT          YIELD (b)
1 YEAR OR LESS               $52,749         5.85%            $49,098         4.52%          $43,725          5.01%

1 YEAR - 5 YEARS             159,807         6.19%            141,731         6.28%           73,264          4.83%

5 YEARS - 10 YEARS             5,315         5.65%              3,833         6.42%            1,229          5.58%

AFTER 10 YEARS                 6,648         6.44%              7,398         6.29%           21,109          5.59%
                            --------     ---------         ----------     ---------        ---------       --------
Total                       $224,519         6.10%           $202,060         5.85%         $139,327          5.01%

Refer to Note 3 to the consolidated financial statements.

a.  Held to maturity and available for sale portfolio's are combined.

b. Weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by outstanding amount of the related investment.

    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

     TABLE III.  LOAN PORTFOLIO, PART A.  TYPES OF LOANS
                   (Thousands of Dollars)
                                                   December 31,   December 31,   December 31,     December 31,   December 31,
                                                       1995           1994           1993             1992           1991
Real estate loans
  Construction and land development                   $54,840        $50,954        $60,437          $50,104        $46,753
  Secured by 1-4 family residential properties        216,180        221,098        200,018          165,313        159,387
  Other real estate loans                             157,925        160,234        164,304          174,333        166,656

Commercial and industrial loans                       120,692        114,103        115,375          116,847        124,014

Loans to individuals                                   40,648         36,810         34,130           42,518         48,458

All other loans                                         4,084          5,639          4,402            2,918          6,087
                                                    ---------      ---------       --------         --------       --------
     Total loans                                     $594,369       $588,838       $578,666         $552,033       $551,355

    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

TABLE III.  LOAN PORTFOLIO, PART B, MATURITIES AND SENSITIVITY CHANGES IN
                       INTEREST RATES
                   (Thousands of Dollars)


    The commercial mortgages and Industrial Development Authority mortgages that are presently being written for a three (3) year term with a monthly payment based on a fifteen (15) year amortization schedule. At each three-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three years. At each three-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the "Due in One to Five Years" category on issue. The borrower has the right to prepay the loan at any time.

   The residential mortgages are presently being written on a one (1) or three (3) year rollover basis. These are included in the "Due in One to Five Years" category on issue. Fixed rate residential mortgages are also being written for terms of 15 and 30 years and are included in the "Due in Over Five Years" category.


As of December 31, 1995                        Due in One         Due in One       Due in Over
                                              Year or Less      to Five Years       Five Years       Total
Real estate loans
  Construction and land development                $17,781       $24,699            $12,360           $54,840
  Secured by 1-4 family residential property        50,220        71,578             94,382           216,180
  Other real estate loans                           45,742        60,680             51,503           157,925

Commercial and industrial loans                     68,094        44,490              8,108           120,692

Loans to individuals                                20,669        10,876              9,103            40,648

All other loans                                      3,495           299                290             4,084
                                                  --------      --------            -------          --------
     Total loans                                  $206,001      $212,622           $175,746          $594,369

Loans with a predetermined interest rate           $68,226      $129,642           $133,413          $331,281
Loans with a floating interest rate                137,775        82,980             42,333           263,088
                                                  --------      --------           --------          --------
                                                  $206,001      $212,622           $175,746          $594,369




    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

     TABLE III.  LOAN PORTFOLIO, PART C.  RISK ELEMENTS
                   (Thousands of Dollars)


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

Potential Problem Loans
    When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status.
If, at the time a decision is made to cease accruing interest, it is determined that the collection of perviously accrued but unpaid interest is uncertain, unpaid interest is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The $6,207 of nonaccruing and restructured loans in 1995 includes $885 which are in accordance with contractual terms. If nonaccrual loans had performed in accordance with their contractual terms, additional interest income of $530 would have been recorded in 1995.
Interest income of $43 was recognized on these loans. It should be noted that loans classified as substandard could move into nonaccrual status if the economy continues to slow. It is not possible to estimate a dollar figure that would be added to this problem loan category.

Loan Concentrations
      At December 31, 1995, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets
      At December 31, 1995, $735 in Other Real Estate Owned was classified as nonperforming. This amount represents all the Other Real Estate Owned. At December 31, 1994 the Corporation had $1,750 in Other Real Estate Owned.

                                                1995        1994          1993          1992       1991
                                              Principal   Principal    Principal     Principal   Principal
                                               Balance     Balance      Balance       Balance     Balance

Nonaccruing loans                               $5,855      $5,149        $6,991       $14,969    $12,440
                                              ========    ========       =======       =======    =======
Accruing loans 90 days or more past due:

  Real estate loans
    Construction and land development                0           0             0             0         59
    Secured by 1-4 family dwellings                234          76            87           108        373
    Other real estate                               93         172            36           259         65

  Commercial and industrial loans                    0           0            67           345        475

  Loans to individuals                             174         247           108           177        319

  All other loans                                    0           0             0             0          0
                                              ---------    ---------     ----------     --------   --------
    Total loans, 90 days or more past due          501         495           298           889      1,291
                                              =========    =========     ==========     ========   ========
    Restructured loans, not included above         352         422             0             0          0


    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

         TABLE IV.  SUMMARY OF LOAN LOSS EXPERIENCE
                   (Thousands of Dollars)


   The loan loss reserve is established at a level which management believes is adequate to absorb potential loan losses on the current portfolio. Loans which are currently performing that may pose collectibility problems in the future are considered in the determination of the loan loss reserve as described in Table IV. For financial reporting purposes, the provision for loan losses charged to operating expenses is based upon several factors, including:

    1. A continuing review by management and the Bank's Loan Review Committee of the loan portfolio. Loans are reviewed on a individual basis with special attention give to those loans which are believed to possess the possibility of loss exposure, with regard to either principal or interest.

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

     As the accompanying table indicates, the amount of loan loss provision charged to expense for 1995 was $1,895 compared to $1,950 in 1994 and $2,480 in 1993.


                                          1995         1994         1993       1992        1991
Average amount of loans outstanding      $583,398     $585,644    $563,678   $550,649    $532,501
                                        ---------     --------    --------   --------    --------
Loan loss reserve at beginning of period   $8,876       $7,198      $8,240     $6,735      $6,353
Charge-offs:
  Real estate loans                         1,842          701       1,367        624         198
  Commercial and industrial loans             416          615       2,270        871       1,193
  Loans to individuals                        236          127         215        265         265
  Home equity
  Other                                                                            71
                                        ---------- ------------- ----------- ----------- -----------
Total charge-offs                           2,494        1,443       3,852      1,831       1,656
                                        ---------- ------------- ----------- ----------- -----------
Recoveries:
  Real estate loans                           316          146         139         52          24
  Commercial and industrial loans             157          816           9        298          40
  Loans to individuals                         75          170         114         75          62
  Home equity
  Other                                        29           39          68         59          17
                                        ---------- ------------- ----------- ----------- -----------
Total recoveries                              577        1,171         330        484         143
                                        ---------- ------------- ----------- ----------- -----------

Net charge-offs                             1,917          272       3,522      1,347       1,513

Additions to loan loss reserve              1,895        1,950       2,480      2,852       1,895
                                         --------- ------------- ----------- ----------- -------
Loan loss reserve at end of period         $8,854       $8,876      $7,198     $8,240      $6,735

                                    Loan type        Loan type         Loan type            Loan type          Loan type
                                      as %              as %              as %                as %               as %
                                   of loans         of loans           of loans             of loans           of loans
Amount in reserve by category:

Real estate loans                72.2     $817     73.4       $2,999    73.4      $2,468   70.6      $3,705    67.6      $2,355
Commercial and industrial loan   20.3    2,459     19.4        2,495    19.9       2,384   21.2       3,408    22.4       2,807
Loans to individuals              6.8      347      6.3          490     5.9         402    7.7         548     8.8         885
All other loans                   0.7       11      1.0           15     0.8         538    0.5         124     1.2         391
Unallocated portion                      5,220                 2,876               1,406                455                 297

     Total                              $8,854                $8,875              $7,198             $8,240              $6,735

Ratio - Net charge-offs versus
average loans                             0.3%                  0.0%                0.6%               0.2%                0.3%

Total cash-basis and nonaccrual loans of $5,855 at December 31, 1995, were generally comprised of $1,645 in residential real estate loans, $200 in commercial and industrial loans, and $4,010 in commercial real estate loans.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                               TABLE V.  DEPOSITS
                             (Thousands of Dollars)
                                                            1995          1994           1993

A. Average:
   Noninterest-bearing demand deposits                      $99,547       $97,750        $90,485

   Interest checking                                         72,886        73,160         68,444

   Money Market savings                                      67,858        84,874        100,351

   Savings deposits                                         125,362       128,628        114,261

   Time deposits                                            330,131       288,028        291,990
                                                        ------------    -----------    -----------
     Total                                                 $695,784      $672,440       $665,531
                                                        ============    ===========    ===========

B.  Year-end balance:  ($100 or more)
                        outstanding as of               Due 3 months    Due 3 - 6      Due 6-12     Due over
                        December 31, 1995                 or less        months         months      12 months
                                                        ------------    ----------    -----------   ----------
                    Certificates of deposit                   $3,441        $3,308         $3,958      $10,269

                    Other time deposits                      $25,504        $5,341           $402       $1,338

Note: Univest and its subsidiaries do not have foreign offices or foreign deposits.




                        TABLE VI.  RETURN ON EQUITY AND ASSETS (RATIOS)
                                     (Shown as percentage)
                                                           1995           1994           1993
                                                         -------         ------        -------
Return on assets                                             1.3           1.3            1.1

Return on equity                                            13.2          13.2           13.3

Dividend payout ratio                                       24.9          23.2           23.3

Equity to assets ratio                                      10.1           9.4            8.2


    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                INTEREST RATE SENSITIVITY GAP
                   (Thousands of dollars)

                                                                    Within        1-5        Over
                                                                    1 Year       Years       5 Years
Rate Sensitive Interest Earnings Assets

  Federal funds sold                                                 $16,527
  Investment securities                                               62,910    $157,385         $423
  Loans                                                              325,676     187,337       75,567
  Interest rate swap                                                 (10,000)     10,000
                                                                     -------     -------      -------
                                                                     395,113     354,722       75,990

Rate Sensitive Liabilities

  Interest bearing deposits                                          326,363     294,405        2,132
  Borrowed funds                                                      50,822
  Net non-interest bearing funds (a)                                                          152,103
                                                                     -------     -------      -------
                                                                     377,185     294,405      154,235

Excess interest-earning assets (liabilities)                          17,928      60,317      (78,245)

Cumulative excess interest earning assets (liabilities)              $17,928     $78,245           $0

Notes to interest sensitivity analysis:

(a) Net non-interest bearing funds is the sum of non-interest bearing liabilities and shareholders' equity minus non-interest earning assets.




    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

              TABLE VII.  SHORT-TERM BORROWINGS
                   (Thousands of Dollars)


  LOANS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
                                                        1995            1994           1993
                                                      ---------        --------      --------
Balance at December 31                                 $45,657        $43,768        $28,124

Weighted average interest rate at year end                 3.4%           3.3%           2.4%

Maximum amount outstanding at any month's end           $45,657        $43,768        $39,055

Average amount outstanding during the year              $37,760        $37,047        $32,515

Weighted average interest rate during the year             3.4%           2.8%           2.4%


Item 2.  Properties

         Univest and its subsidiaries occupy twenty-five properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 21 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.

Item 3.  Legal Proceedings

         There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 1996.


                           PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

          Incorporated by reference from the 1995 Annual Report to Shareholders (Exhibit 13), pages 39-40. Dividend and other restrictions are incorporated by reference from Note 15 of the 1995 Annual Report to Shareholders
(Exhibit 13), pages 27 and 29. The approximate number of shareholders as of February 29, 1996, was 1,743.


Item 6.   Selected Financial Data

          Incorporated by reference from the 1995 Annual Report to Shareholders (Exhibit 13), page 31.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Incorporated by reference from the 1995 Annual Report to Shareholders (Exhibit 13), pages 32 through 38. Dividend and other restrictions are incorporated by reference from Note 15 of the 1995 Annual Report to Shareholders (Exhibit 13), pages 27 and 29.


Item 8.   Financial Statements and Supplementary Data

          Consolidated balance sheets of the registrant at December 31, 1995 and 1994, and consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, and the independent auditors' report thereon are incorporated by reference from the 1995 Annual Report to Shareholders (Exhibit 13), pages 13 through 31.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

           None


                          PART III

Item 10.    Directors and Executive Officers of the Registrant

            Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 1996.


             Executive Officers

             The names and ages of all executive officers of the Corporation are as follows:

                                             Principal Occupation
Officer              Title                   during past 5 years                Age
Merrill S. Moyer    Chairman                 Chairman and President             62
                                             of the Corporation and
                                             President of Union
                                             National Bank

Norman L. Keller    Executive Vice           President of Pennview              58
                    President                Savings Bank

Marvin A. Anders    Vice Chairman            Executive Vice President           56
                                             and Senior Trust Officer
                                             of Union National Bank

William S. Aichele  Executive Vice           Executive Vice President           45
                    President                of the Corporation and
                                             President and CEO of
                                             Union National Bank

Wallace H. Bieler   Senior Vice              Senior Vice President              50
                    President                and CFO of the Corporation
                                             and Union National Bank

There is no family relationship among any of the executive officers of Univest.



Item 11.  Executive Compensation

          Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 1996.


Item 13.  Certain Relationships and Related Transactions

          During 1995, the Corporation and its subsidiaries paid $512,651 to
H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Son, Inc.

          The law firm of Brunner, Conver and Conver, in which Neil L. Conver, a director of Pennview Savings Bank, is a partner, performs legal services for Pennview Savings Bank, in the ordinary course of business.
For the year ended December 31, 1995, fees received by Brunner, Conver, and Conver for services performed for Pennview Savings Bank, amounted to less than 5% of the firm's gross revenues.


                           PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. & 2.   Financial Statements and Schedules
                         The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

                    3.   Listing of Exhibits
                         The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
          (b) There were no reports on Form 8-K filed in the fourth quarter of 1995.
          (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
          (d)  Financial Statement Schedules - none.


    UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        [Item 14(a)]

                                                                     Annual Report
                                                                    to Shareholders*
Report of Independent Auditors                                        30

Consolidated balance sheets at                                        13
December 31, 1995 and 1994

Consolidated statements of income for each of the
three years in the period ended December 31, 1995                     14

Consolidated statements of changes in shareholders' equity
for each of the three years in the period ended
December 31, 1995                                                     15

Consolidated statements of cash flows for
each of the three years in the period ended
December 31, 1995                                                     16

Notes to consolidated financial statements                            17-29

Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

*Refers to page numbers in the Annual Report to Shareholders for 1995
 (Exhibit 13) which is incorporated by reference.



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


By:                     Robert H. Schong
                        Secretary, March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Merrill S. Moyer                        Norman G. Good
Chairman, President and                 Directer, March 27, 1996
Director, March 27, 1996


Charles H. Hoeflich                     Thomas K. Leidy
Chairman Emeritus and                   Director, March 27, 1996
Director, March 27, 1996


Marvin A. Anders                        Jules Pearlstine
Vice Chairman, March 27, 1996           Director, March 27, 1996


William S. Aichele                      Paul G. Shelly
Executive Vice President,               Director, March 27, 1996
March 27, 1996


Norman L. Keller                        R. Lee Delp
Executive Vice President,               Director, March 27, 1996
March 27, 1996



Wallace H. Bieler
SVP and Chief Financial
Officer, March 27, 1996


John U. Young
Director, March 27, 1996


James L. Bergey
Director, March 27, 1996


Harold M. Mininger
Director, March 27, 1996