Form 10-Q
period 1996-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1996-05-10
CIK 102212

United States

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                            10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 1996

                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From       to         .

Commission File Number 0-7617


             UNIVEST CORPORATION OF PENNSYLVANIA
   (Exact name of registrant as specified in its charter)

     Pennsylvania                           23-1886144
______________________________          ____________________________
(State or other jurisdiction of         (IRS Employer I.D. No.)
 incorporation of organization)

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


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5  par value                         3,920,831
_______________________________             ____________________________
     (Title of Class)               (Number of shares outstanding at 3/31/96)






             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, which has been filed with the Securities and Exchange Commission.
























        UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)            (SEE NOTE)<F1>
                                                  MARCH 31, 1996      DECEMBER 31, 1995
ASSETS
  CASH AND DUE FROM BANKS                            $ 34,496             $ 30,901

  INVESTMENT SECURITIES HELD-TO-MATURITY              173,221              168,895
   (MARKET VALUE $173,572 AT 3/31/96
    AND $170,665 AT 12/31/95)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE             55,632               56,080

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                               1,234               16,527
  LOANS HELD FOR SALE                                   1,127                    -

  LOANS                                               591,626              585,971
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES             (9,075)              (8,854)

      NET LOANS                                       582,551              577,117

  OTHER ASSETS                                         33,610               32,368

    TOTAL ASSETS                                     $881,871             $881,888

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING              $105,161             $100,300
  DEMAND DEPOSITS, INTEREST BEARING                   141,455              154,642
  REGULAR SAVINGS DEPOSITS                            126,538              122,683
  TIME DEPOSITS                                       355,458              347,402

    TOTAL DEPOSITS                                    728,612              725,027

  SHORT-TERM BORROWINGS                                42,814               46,812
  OTHER LIABILITIES                                    15,458               16,628
  LONG-TERM DEBT                                        3,575                4,085

    TOTAL LIABILITIES                                 790,459              792,552

SHAREHOLDERS' EQUITY
  COMMON STOCK                                         19,636               19,638
  ADDITIONAL PAID-IN CAPITAL                           34,545               34,559
  RETAINED EARNINGS                                    37,385               35,028
  NET UNREALIZED SECURITIES GAINS (LOSSES)                 (4)                 261
  TREASURY STOCK                                         (150)                (150)

    TOTAL SHAREHOLDERS' EQUITY                         91,412               89,336

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $881,871             $881,888

[FN]
<F1>NOTE:  THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE
AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.





       UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED MARCH 31,

                                                    1996              1995
                                             (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS              $12,327           $12,082
    EXEMPT FROM FEDERAL INCOME TAXES                    497               515
                                                   --------          --------
      TOTAL INTEREST AND FEES ON LOANS               12,824            12,597

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                             3,390             2,822
  OTHER INTEREST INCOME                                 108                38
                                                    -------           -------
    TOTAL INTEREST INCOME                            16,322            15,457
                                                    -------           -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                                6,323             5,539
  OTHER INTEREST EXPENSE                                470               515
                                                    -------           -------
    TOTAL INTEREST EXPENSE                            6,793             6,054
                                                    -------           -------
NET INTEREST INCOME                                   9,529             9,403
  PROVISION FOR LOAN LOSSES                             315               422
                                                    -------           -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           9,214             8,981
                                                    -------           -------
OTHER INCOME                                          1,619             1,474
GAINS (LOSSES) ON SALES OF SECURITIES                    10                (1)
                                                    -------           -------
  TOTAL OTHER INCOME                                  1,629             1,473

OTHER EXPENSES
  SALARIES AND BENEFITS                               3,449             3,371
  OTHER EXPENSE                                       3,083             3,058
                                                    -------           -------
    TOTAL OTHER EXPENSES                              6,532             6,429
                                                    -------           -------
INCOME BEFORE INCOME TAXES                            4,311             4,025

APPLICABLE INCOME TAXES                               1,327             1,232
                                                    -------           -------
NET INCOME                                           $2,984            $2,793
                                                    =======           =======

PER COMMON SHARE DATA (1)<F1>:

NET INCOME                                            $0.76             $0.71
CASH DIVIDENDS DECLARED                               $0.16            $0.136

[FN]
<F1>(1) PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A TWENTY-FIVE
PERCENT STOCK DIVIDEND DECLARED ON NOVEMBER 22, 1995 TO SHAREHOLDERS OF RECORD AS OF FEBRUARY 15, 1996, AND WAS PAID ON MARCH 1, 1996.



Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)

                                                                                           3 Months         3 Months
                                                                                             Ended            Ended
                                                                                       March 31, 1996      March 31, 1995
Cash flows from operating activities
Net income                                                                                  $2,984             $2,793
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of (less than) net charge-offs                          221             (253)
    Depreciation of premises and equipment                                                       537              395
    Discount accretion on investment securities                                                 (149)             (69)
    Deferred income tax                                                                          118              167
    Realized (gains) losses on investment securities                                             (10)               1
    Realized gains on sales of mortgages                                                         (13)              (2)
    Increase (decrease) in net deferred loan fees                                                 72             (100)
    Increase in interest receivable and other assets                                          (1,336)            (685)
    Decrease in accrued expenses and other liabilities                                          (576)          (1,318)
  Net cash provided by operating activities                                                    1,848              929

Cash flows from investing activities
  Proceeds from maturing time deposits                                                           127              158
  Proceeds from sales of securities available for sale                                         3,019            3,002
  Proceeds from maturing securities held to maturity                                           9,484           10,738
  Proceeds from maturing securities available for sale                                         1,175            2,186
  Purchases of investment securities held to maturity                                        (13,809)            (716)
  Purchases of investment securities available for sale                                       (4,126)               -
  Net decrease (increase) in federal funds sold and other short-term investments              15,293           (4,422)
  Net increase in loans held for sale                                                         (1,127)            (414)
  Proceeds from sales of mortgages                                                             3,134              344
  Net (increase) decrease in loans                                                            (8,848)             344
  Capital expenditures                                                                          (443)            (724)
  Net cash provided by investing activities                                                    3,879           10,496

Cash flows from financing activities
  Net increase (decrease) in deposits                                                          3,585             (964)
  Net decrease in short-term borrowings                                                       (3,998)         (10,978)
  Proceeds from long-term debt                                                                 3,500                -
  Cash dividends                                                                              (1,209)            (941)
  Repayments of long-term debt                                                                (4,010)             (23)
  Net cash used in financing activities                                                       (2,132)         (12,906)

  Net increase (decrease) in cash and due from banks                                           3,595           (1,481)
  Cash and due from banks at beginning of period                                              30,901           35,177
  Cash and due from banks at end of period                                                   $34,496          $33,696

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                  $5,902           $5,286
    Income taxes                                                                                  $0              $39



            Management's Discussion and Analysis
                 of Financial Condition and
                    Results of Operations

General
     Total assets remained constant at $881.9 million at March 31, 1996 when compared to December 31, 1995. Cash and due from banks increased by $3.6 million, net loans increased by $5.4 million and investment securities held to maturity increased $4.3 million. These increases were offset by a decrease of $15.2 in federal funds sold. Deposits increased by $3.6 million mainly due to higher rates on time deposits offset by a seasonal decrease in demand deposits. Short term borrowings, which are primarily corporate daily sweep repurchase accounts, also decreased due to normal business cycle volatility by $4.0 million comparing March 31, 1996 to December 31, 1995.

     Shareholders' equity increased $2.1 million or 2.4% from $89.3 million at December 31, 1995 to $91.4 million at March 31, 1996. Cash dividends increased $0.024 per share from $0.136 for the three months ended March 31, 1995 to $0.16 at March 31, 1996.

     Net income for the three months ended March 31, 1996 increased 7.1% or $0.2 million from $2.8 million at March 31, 1995 ($0.71 per share) to $3.0 million ($0.76 per share) at March 31, 1996. The increase was mainly due to increased net interest income and increased other income offset by increased other expenses.

     Interest and fees on loans increased $0.2 million from $12.6 million at March 31, 1995 to $12.8 million at March 31, 1996. The increase was due mainly to increased loan volume offset by decreased rates. Prime rate decreased from 9.00% at March 31, 1995 to 8.25% at March 31, 1996.

     Interest on investment securities increased $0.6 million or 21.4% from $2.8 million at March 31, 1995 to $3.4 million at March 31, 1996. This increase was due to increased volume in the investment portfolio.

     Interest expense increased $0.7 million from $6.1 million at March 31, 1995 to $6.8 million at March 31, 1996. This increase resulted from increased volumes and rates.

     The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. First quarter ended March 31, 1996 shows net interest income of $9.5 million which is a $0.1 million increase over the $9.4 million recorded for first quarter ended March 31, 1995. Increases in net interest income were generated more by volume rather than rate because the net interest spread for the first quarter of 1996 decreased by 30 basis points and the net interest margin decreased by 22 basis points versus first quarter 1995 results.


     The following demonstrates the aforementioned effects:

                              1st  QUARTER   1996      1st  QUARTER   1995
                              AVG. BALANCE   RATE      AVG. BALANCE   RATE
Interest Earning Assets            $816,150  8.00%          $769,422  8.04%
Interest Earning Liabilities       $661,499  4.11%          $629,696  3.85%

Net Interest Income                $  9,529                  $ 9,403
Net Interest Spread                          3.89%                    4.19%
Net Interest Margin                          4.67%                    4.89%

     The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed rate basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest amounts calculated on an agreed upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

     During the third quarter of 1995 and first quarter of 1996 $30 million of "Pay Floating" swaps were entered into by the Corporation. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. No interest rate swaps were outstanding at March 31, 1995 and $10.0 million were outstanding at December 31, 1995.
The contracts entered into by the Corporation in 1995 and first quarter of 1996 expire as follows: $10 million in August 1997 and and $20 million in March 1998. The impact of the interest rate swaps on net interest income during the first quarter 1996 was not material.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 1996, the market value of interest-rate swaps in a favorable value position was $31 thousand. The market value of interest-rate swaps in an unfavorable position totaled $104 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.



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

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the quarter ended March 31, 1996, the provision was $315 thousand and for the quarter ended March 31, 1995 the provision was $422 thousand.

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. At March 31, 1996 the recorded investment in loans that are considered to be impaired under Statement 114 was $3.3 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $665 thousand. For the three months ended March 31, 1996 the Corporation did not recognize any interest income on those impaired loans. At March 31, 1995, the recorded investment in loans considered to be impaired was $3.9 million and the related allowance for credit losses for these loans was $479 thousand.

     Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable periods of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis and nonaccrual loans at March 31, 1996 were $5.2 million and consist mainly of real estate related commercial loans which have slowed in performance due to local economic conditions. Cash basis and nonaccrual loans at March 31, 1995 totaled $7.1 million. For the quarter ended March 31, 1996 nonaccrual loans resulted in lost interest income of $80 thousand as compared to $126 thousand for the quarter ended March 31, 1995. At March 31, 1996 the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment.

     At March 31, 1996 the reserve for loan losses is 1.53% of total loans as compared to 1.51% at December 31, 1995.

     As of March 31, 1996 the Corporation has approximately $0.6 million of Other Real Estate Owned ("OREO") consisting of one commercial property and one single family residence. This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expenses for the three months ended March 31, 1996 were provisions for OREO write-down of $50 thousand as compared to $150 thousand for the three months ended March 31, 1995.

OTHER
     Effective January 1, 1996 the corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires capitalization of the cost of mortgage servicing rights when the company intends to retain the servicing rights and sell the related loans or when the company purchases servicing rights but not the related loans. SFAS No. 122 also addresses how servicing assets should be evaluated for impairment. The adoption of SFAS No. 122 did not have a material impact on the Corporation's financial position and results of operations for the quarter ended March 31, 1996 and is not expected to have a material impact in the future.

     All thirty year fixed rate first residential mortgage loans that are classified as "Held for Sale" are recorded at the lower of cost or market on the accompanying statement of condition.

     Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Other income increased $0.1 million from $1.5 million at March 31, 1995 to $1.6 million at March 31, 1996. The increase was mainly due to increased trust department commissions and service charges on demand accounts.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of March 31, 1996 is $55.6 million as compared to $56.0 million at December 31, 1995. At March 31, 1996 a net unrealized loss of $3 thousand was recorded, compared to a net unrealized gain of $261 thousand at December
31, 1995. This change was due to the increase in short-term rates during the period.

     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended March 31, 1996 totals $6.5 million, which is only 1.6% or $0.1 million more than the $6.4 million shown for March 31, 1995. The increase was due mainly to normal salary and staff increases which increased $78 thousand and occupancy and equipment expenses that increased approximately $400 thousand. These increases were due to the opening of four additional locations, the expansion to larger facilities of two locations, equipment for the conversion to a new computer system and snow removal. These increases were offset by a reduction of $100 thousand in the provision for losses on other real estate owned. The increased occupancy costs were also offset by a reduction of approximately $300 thousand due to the reduction of Federal Deposit Insurance Corporation
(FDIC) premiums paid by Union National Bank. Due to the Bank Insurance Fund (BIF) reaching it's 1.25% reserve requirement, members of the BIF began paying a minimum annual premium of $2 thousand in the first quarter 1996. Union paid 23 basis points in the first quarter 1995.

     During 1995, Congress considered legislation that would recapitalize the Savings Association Insurance Fund ("SAIF"), of which Pennview Savings Bank is a member, by requiring financial institutions to pay a one-time assessment, estimated to be $.85 per $100 of SAIF-insured deposits. The impact on the Corporation if such legislation were enacted would be a one time fee of approximately $1.1 million, before any tax effect. It is contemplated that once SAIF is recapitalized, continuing premiums would be reduced substantially from present levels of .23% of deposits to as low as .04%. No assurance can be given, however as to whether a recapitalization plan will be implemented or what its final provisions will be.

     An income tax provision of $1.3 million is shown for the quarter ended March 31, 1996 and $1.2 million for the quarter ended March 31, 1995. Effective tax rates remained fairly consistent at 30.8% and 30.6% respectively.


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











                                        Univest Corporation of Pennsylvania
                                                  Registrant









Date: 4/29/96                           Merrill S. Moyer, Chairman





Date: 4/29/96                           Wallace H. Bieler, Senior Vice
                                        President and Chief Financial
                                        Officer