Form 10-Q
period 1996-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1996-08-12
CIK 102212

United States

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                            10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 1996.

                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period From ___ to ___.

Commission File Number 0-7617

             UNIVEST CORPORATION OF PENNSYLVANIA
   (Exact name of registrant as specified in its charter)


     Pennsylvania                                     23-1886144
_______________________________              ________________________
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation of organization)

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

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


  Common Stock, $5  par value               3,912,481
______________________________        ____________________________
     (Title of Class)                 (Number of shares outstanding
                                       at 6/30/96)


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


2.  Per Share Data

The following average shares were used for the computation of earnings per share:


                    For the Three Months     For the Six Months
                       Ended June 30,         Ended June 30,

                      1996        1995             1996        1995
Average Shares      3,916,548   3,920,830.6    3,918,689.3  3,920,830.6





UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)      (SEE NOTE)<F1>
                                                  JUNE 30, 1996  DECEMBER 31, 1995
ASSETS
  CASH AND DUE FROM BANKS                            $39,288          $30,901

  INVESTMENT SECURITIES HELD-TO-MATURITY             182,124          168,895
   (MARKET VALUE $181,501 AT 6/30/96
    AND $170,665 AT 12/31/95)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE            61,288           56,080

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                                219           16,527
  LOANS HELD FOR SALE                                  1,022                -

  LOANS                                              595,502          585,971
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES            (9,668)          (8,854)

      NET LOANS                                      585,834          577,117

  OTHER ASSETS                                        34,333           32,368

    TOTAL ASSETS                                    $904,108         $881,888

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING             $114,135         $100,300
  DEMAND DEPOSITS, INTEREST BEARING                  138,454          154,642
  REGULAR SAVINGS DEPOSITS                           129,635          122,683
  TIME DEPOSITS                                      354,974          347,402

    TOTAL DEPOSITS                                   737,198          725,027

  SHORT-TERM BORROWINGS                               48,225           46,812
  OTHER LIABILITIES                                   18,175           16,628
  LONG-TERM DEBT                                       7,075            4,085

    TOTAL LIABILITIES                                810,673          792,552

SHAREHOLDERS' EQUITY
  COMMON STOCK                                        19,636           19,638
  ADDITIONAL PAID-IN CAPITAL                          34,542           34,559
  RETAINED EARNINGS                                   39,806           35,028
  NET UNREALIZED SECURITIES GAINS (LOSSES)              (142)             261
  TREASURY STOCK                                        (407)            (150)

    TOTAL SHAREHOLDERS' EQUITY                        93,435           89,336

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                          $904,108         $881,888

<F1>NOTE:  THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM
THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.



UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)

                                           FOR THE QUARTER       FOR THE SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,

                                           1996       1995       1996       1995

                                           (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS     $12,419     $12,214     $24,746     $24,296
    EXEMPT FROM FEDERAL INCOME TAXES           488         465         985         980
                                          --------    --------    --------     -------
      TOTAL INTEREST AND FEES ON LOANS      12,907      12,679      25,731      25,276

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                    3,559       2,753       6,949       5,575
  OTHER INTEREST INCOME                         60         255         168         293
                                          --------    --------    --------     -------
    TOTAL INTEREST INCOME                   16,526      15,687      32,848      31,144
                                          --------    --------    --------     -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                       6,356       6,007      12,679      11,546
  OTHER INTEREST EXPENSE                       477         517         947       1,032
                                          --------    --------    --------     -------
    TOTAL INTEREST EXPENSE                   6,833       6,524      13,626      12,578
                                          --------    --------    --------     -------
NET INTEREST INCOME                          9,693       9,163      19,222      18,566
  PROVISION FOR LOAN LOSSES                    215         423         530         845
                                          --------    --------    --------     -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  9,478       8,740      18,692      17,721
                                          --------     -------    --------     -------
OTHER INCOME                                 1,500       1,638       3,119       3,112
GAINS (LOSSES) ON SALES OF SECURITIES            -           -          10          (1)
                                          --------     -------    --------     --------
  TOTAL OTHER INCOME                         1,500       1,638       3,129       3,111

OTHER EXPENSES
  SALARIES AND BENEFITS                      3,594       3,291       7,043       6,662
  OTHER EXPENSES                             2,978       3,003       6,061       6,061
                                          --------     -------    --------     -------
    TOTAL OTHER EXPENSES                     6,572       6,294      13,104      12,723
                                          --------     -------    --------     -------
INCOME BEFORE INCOME TAXES                   4,406       4,084       8,717       8,109

APPLICABLE INCOME TAXES                      1,359       1,267       2,686       2,499
                                          --------     -------     -------     -------
NET INCOME                                  $3,047      $2,817      $6,031      $5,610
                                          ========     =======     =======     =======
PER COMMON SHARE DATA (1):<F1>

NET INCOME                                   $0.78       $0.72       $1.54       $1.43
CASH DIVIDENDS DECLARED                      $0.16       $0.136      $0.32       $0.272

<F1>(1) PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A TWENTY-FIVE
PERCENT STOCK DIVIDEND DECLARED ON NOVEMBER 22, 1995 TO SHAREHOLDERS OF RECORD AS OF FEBRUARY 15, 1996, AND WAS PAID ON MARCH 1, 1996.

Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows (Unaudited)

                                                                                 For the six months ended,
                                                                                June 30,1996   June 30, 1995
Cash flows from operating activitites
  Net income                                                                        $6,031         $5,610
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses in excess of net charge-offs                               814            164
  Depreciation of premises and equipment                                             1,085            830
  Discount accretion on investment securities                                         (294)          (144)
  Deferred income tax (benefit)                                                         18           (183)
  Realized (gains) losses on investment securities                                     (10)             1
  Realized losses (gains) on sales of mortgages                                         10            (37)
  Decrease in net deferred loan fees                                                   (24)          (158)
  (Increase) decrease in interest receivable and other assets                       (1,701)            87
  Increase (decrease) in accrued expenses and other liabilities                      2,317           (627)
                                                                                    ------          -----
  Net cash provided by operating activities                                          8,246          5,543

Cash flows from investing activities
  Proceeds from maturing time deposits                                                  67            122
  Proceeds from sales of securities available for sale                               3,019          3,002
  Proceeds from maturing securities held to maturity                                16,586         24,118
  Proceeds from maturing securities available for sale                               2,298          3,388
  Purchases of investment securities held to maturity                              (29,622)        (5,708)
  Purchases of investment securities available for sale                            (11,105)             -
  Net decrease (increase) in federal funds sold and other short-term investments    16,308        (19,886)
  Net increase in loans held for sale                                               (1,022)             -
  Proceeds from sales of mortgages                                                   5,741          2,847
  Net increase in loans                                                            (15,258)        (6,683)
  Capital expenditures                                                              (1,349)        (1,226)
                                                                                   -------         ------
  Net cash used in investing activities                                            (14,337)           (26)

Cash flows from financing activities
  Net increase in deposits                                                          12,171          9,408
  Net increase (decrease) increase in short-term borrowings                          1,413         (9,152)
  Proceeds from long-term debt                                                       7,000              -
  Net purchase of treasury stock                                                      (271)             -
  Proceeds from exercise of stock option                                                11              -
  Cash dividends                                                                    (1,836)        (1,474)
  Repayments of long-term debt                                                      (4,010)          (353)
                                                                                    ------         ------
  Net cash (used in) provided by financing activities                               14,478         (1,571)

Net increase in cash and due from banks                                              8,387          3,946
Cash and due from banks at beginning of period                                      30,901         35,177
                                                                                    ------         ------
Cash and due from banks at end of period                                           $39,288        $39,123
                                                                                    ======         ======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                       $13,369        $11,260
    Income taxes                                                                    $2,600         $2,340



            Management's Discussion and Analysis
                 of Financial Condition and
                    Results of Operations

     Total assets increased from $881.9 million at December 31, 1995 to $904.1 million at June 30, 1996. An increase of $22.2 million or 2.5%. Investment securities held to maturity increased $13.2 million and loans increased $9.5 million. Cash and due from banks and investment securities held for sale increased by $8.4 million and $5.2 million respectively. Total deposits increased by $12.1 million mainly in the area of time deposits.

     Shareholders' equity increased $4.1 million or 4.6% from $89.3 million at December 31, 1995 to $93.4 million at June 30, 1996. Cash dividends increased $0.024 per share from $0.136 for the three months ended June 30, 1995 to $0.16 at June 30, 1996. Cash dividends also increased to $0.32 per share for the six months ended June 30, 1996 as compared to $0.272 for the same period in 1995.

     Net income for the three months ended June 30, 1996 increased 8.2% or $0.2 million from $2.8 million for the three months ended June 30, 1995 to $3.0 million for the three months ended June 30, 1996.
Net income also increased $0.4 million or 7.5% from $5.6 million for the six months ended June 30, 1995 to $6.0 million for the six months ended June 30, 1996. The increases in both periods were mainly due to increased net interest income and decreased provision for loan losses because of improved asset quality and substantial recoveries of previously charged-off loans, partially offset by increased other expenses.

     Interest and fees on loans increased $0.2 million from $12.7 million for the three months ended June 30, 1995 to $12.9 million for the three months ended June 30, 1996. For the six months ended June 30, 1996 interest and fees on loans increased $0.4 million from $25.3 million at June 30, 1995 to $25.7 million at June 30, 1996. The increase in both periods was mainly due to increased loan volume offset partially by a slight decrease in interest rates. The prime rate decreased from 9.0% at June 30, 1995 to 8.25% at June 30, 1996.

     Interest on investment securities increased $0.8 million or 29.6% from $2.8 million for the three month period ended June 30, 1995 to $3.6 million for the three month period ended June 30, 1996. For the six months ended June 30, 1996 interest on investments increased by $1.3 million or 23.2% from $5.6 million for the six months ended June 30, 1995 to $6.9 million for the same period in 1996. The increase in both periods is attributed to increased volume.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Six months ended June 30, 1996 shows net interest income of $19.2 million which is a $0.6 million increase over the $18.6 million recorded for the six months ended June 30, 1995. Increases in net interest income were generated more by volume rather than rate because the net interest spread for the six months ended June 30, 1996 decreased by 22 basis points and the net interest margin decreased by 8 basis points versus six months ended June 30, 1995.

     The following demonstrates the aforementioned effects:

                                           SIX MONTHS ENDED
                                6/30/96                6/30/95
                            AVG. BALANCE   RATE      AVG. BALANCE   RATE
Interest Earning Assets       $818,483       7.61%     $777,529       8.01%
Interest Bearing Liabilities  $671,555       3.75%     $639,841       3.93%

Net Interest Income           $ 19,222                 $ 18,566
Net Interest Spread                          3.86%                    4.08%
Net Interest Margin                          4.70%                    4.78%

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

     During the third quarter of 1995 and first quarter of 1996 $30 million of "Pay Floating Receive Floating" swaps were entered into by the Corporation. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. No interest rate swaps were outstanding at June 30, 1995 and $10.0 million in notional principal amount were outstanding at December 31, 1995. The contracts entered into by the Corporation in 1995 and first quarter of 1996 expire as follows: $10 million in notional principal amount in August 1997 and $20 million in notional principal amount in March 1998. The impact of the interest rate swaps on net interest income during the first six months ended June 30, 1996 was not material.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 1996, the market value of interest-rate swaps in a favorable value position was $2 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $220 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the quarter ended June 30, 1996, the provision was $215 thousand and for the quarter ended June 30, 1995 the provision was $423 thousand. This decrease was due to improved asset quality and substantial recoveries of previously charged-off loans.

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. At June 30, 1996 the recorded investment in loans that are considered to be impaired under Statement 114 was $1.8 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $717 thousand. For the six months ended June 30, 1996 the Corporation did not recognize any interest income on those impaired loans. At June 30, 1995, the recorded investment in loans considered to be impaired was $4.0 million and the related allowance for credit losses for these loans was $1.0 million.

     Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable periods of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, nonaccrual and restructured loans at June 30, 1996 were $3.0 million and consist mainly of real estate related commercial loans which have slowed in performance due to local economic conditions. Cash basis, nonaccrual and restructured loans at June 30, 1995 totaled $5.6 million. For the quarter ended June 30, 1996 nonaccrual loans resulted in lost interest income of $65 thousand as compared to $200 thousand for the quarter ended June 30, 1995. For the six months ended June 30, 1996 lost interest income totaled $145 thousand as compared to $326 thousand for the same period in 1995. At June 30, 1996 the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment.

     At June 30, 1996 the reserve for loan losses is 1.62% of total loans as compared to 1.51% at December 31, 1995.

     As of June 30, 1996 the Corporation has approximately $0.4 million of Other Real Estate Owned ("OREO") consisting of one commercial property. This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expenses for the six months ended June 30, 1996 were adjustments of $150 thousand to the carrying value of the OREO property to approximate net realizable value. Adjustment to OREO carrying values for the six months ended June 30, 1995 amounted to $300 thousand.

OTHER
     Effective January 1, 1996 the corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires capitalization of the cost of mortgage servicing rights when the company intends to retain the servicing rights and sell the related loans or when the company purchases servicing rights but not the related loans. SFAS No. 122 also addresses how servicing assets should be evaluated for impairment. The adoption of SFAS No. 122 did not have a material impact on the Corporation's financial position and results of operations for the quarter or six months ended June 30, 1996 and is not expected to have a material impact in the future.

     All thirty year fixed rate first residential mortgage loans that are classified as "Held for Sale" and recorded at the lower of cost or market on the accompanying statement of condition.

     Other income which is non-interest related consists mainly of general fee income, trust department fees, and other miscellaneous non-recurring types of income. For the quarter ended June 30, 1996, other income totaled $1.5 million as compared to $1.6 million for the quarter ended June 30, 1995. The decrease was mainly due to a decrease of miscellaneous non-recurring income in loss recovery of prior years income on charged-off loans. For the six months ended
June 30, 1996 compared to the six months ended June 30, 1995, other income remained constant at $3.1 million.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of June 30, 1996 is $61.3 million as compared to $56.0 million at December 31, 1995. At June 30, 1996 a net unrealized loss of $142 thousand was recorded, compared to a net unrealized loss of $261 thousand at December 31, 1995. This change was due to the increase in short-term interest rates during the period.

     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended June 30, 1996 totals $6.6 million as compared to $6.3 million for the quarter ended June 30, 1995, or an increase of $300 thousand. For the six months ended June 30, 1996 other expenses increased $400 thousand from $12.7 million for the three months ended June 30, 1995 to $13.1 million for the three months ended June 30, 1996. Increases in both periods were due mainly to increases in salaries and benefits resulting from normal salary and staff increases. These increases amounted to $300 thousand and $400 thousand respectively for the three and six months ended June 30 1996. For both the three and six month periods ended June 30, 1996 increases were also noted in occupancy and equipment costs which increased for the six month period by a total of approximately $400 thousand due to the opening of four additional offices, the expansion to larger facilities of two locations and equipment and software for the conversion to a new computer system for the Corporation. These increases were offset by a reduction of $150 thousand in adjustments to the carrying value of OREO and further offset by a reduction of approximately $640 thousand due to the reduction of Federal Deposit Insurance Corporation (FDIC) premiums paid by Union National Bank. Due to the Bank Insurance Fund (BIF) reaching it's 1.25% reserve requirement, members of the BIF such as Union National Bank, which qualify as well capitalized institutions began paying a minimum annual premium of $2 thousand in the first quarter 1996. Union paid 23 basis points in the second quarter 1995.

     During 1995, Congress considered legislation that would recapitalize the Savings Association Insurance Fund ("SAIF"), of which Pennview Savings Bank is a member, by requiring financial institutions to pay a one-time assessment, estimated to be $.85 per $100 of SAIF-insured deposits. The impact on the Corporation if such legislation were enacted would be a one time fee of approximately $1.1 million, before any tax effect. It is contemplated that once SAIF is recapitalized, continuing premiums would be reduced substantially from present levels of .23% of deposits to as low as .04%. No assurance can be given, however as to whether a recapitalization plan will be implemented or what the final provisions will be.

     An income tax provision of $1.4 million is shown for the quarter ended June 30, 1996 and $1.3 million for the quarter ended June 30, 1995 with effective tax rates of 31.0% for both periods. For the six months ended June 30, 1996 the provision was $2.7 million as compared to $2.5 million for the six months ended June 30, 1995. The effective tax rate for both periods was also 31.0%.




        Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings--None

Item 2.  Changes in Securities--None

Item 3.  Defaults upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--Not applicable

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K --None


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        Univest Corporation of Pennsylvania
                                                   Registrant









Date:     7/23/96             Merrill S. Moyer, Chairman





Date:     7/23/96             Wallace H. Bieler, Senior Vice President
                              and Chief Financial Officer