Form 10-Q
period 1996-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1996-11-12
CIK 102212

United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                            10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1996.
                             or

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


 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:



Common Stock, $5  par value                  3,902,428
   (Title of Class)              (Number of shares outstanding at 9/30/96)






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


2.  Per Share Data

The following average shares were used for the computation of earnings per share:

                      For the Three Months      For the Nine Months
                         Ended Sept. 30,           Ended Sept. 30,

                      1996             1995           1996       1995
Average Shares      3,907,484.7    3,920,830.6    3,914,927.2  3,920,830.6














UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)       (SEE NOTE)<F1>
                                        SEPTEMBER 30, 1996  DECEMBER 31, 1995

                                                    (In Thousands)
ASSETS
  CASH AND DUE FROM BANKS                         $33,720        $30,901

  INVESTMENT SECURITIES HELD-TO-MATURITY         177,606        168,895
   (MARKET VALUE $177,201 AT 9/30/96
    AND $170,665 AT 12/31/95)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE        64,341         56,080

  FEDERAL FUNDS SOLD AND OTHER
   SHORT TERM INVESTMENTS                          5,115         16,527
  LOANS HELD FOR SALE                                732              -

  LOANS                                          600,346        585,971
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES       (9,998)        (8,854)

      NET LOANS                                  590,348        577,117

  OTHER ASSETS                                    34,315         32,368

    TOTAL ASSETS                                 $906,177        $881,888

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING         $117,413       $100,300
  DEMAND DEPOSITS, INTEREST BEARING              132,337        154,642
  REGULAR SAVINGS DEPOSITS                       124,083        122,683
  TIME DEPOSITS                                  353,800        347,402

    TOTAL DEPOSITS                               727,633        725,027

  SHORT-TERM BORROWINGS                           62,091         46,812
  OTHER LIABILITIES                               13,956         16,628
  LONG-TERM DEBT                                   7,075          4,085

    TOTAL LIABILITIES                            810,755        792,552

SHAREHOLDERS' EQUITY
  COMMON STOCK                                    19,636         19,638
  ADDITIONAL PAID-IN CAPITAL                      34,542         34,559
  RETAINED EARNINGS                               42,069         35,028
  NET UNREALIZED SECURITIES GAINS (LOSSES)          (97)            261
  TREASURY STOCK                                   (728)          (150)

    TOTAL SHAREHOLDERS' EQUITY                    95,422         89,336

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $906,177       $881,888

<F1>NOTE:  THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE
AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.



UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)

                                           FOR THE QUARTER     FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,

                                          1996        1995       1996        1995

                                           (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS      $12,594     $12,543      $37,340     $36,839
    EXEMPT FROM FEDERAL INCOME TAXES            476         477        1,461       1,457
                                           --------    --------    ---------    --------
      TOTAL INTEREST AND FEES ON LOANS       13,070      13,020       38,801      38,296

  INTEREST AND DIVIDENDS ON
    INVESTMENT SECURITIES                     3,765       2,887       10,714       8,462
    OTHER INTEREST INCOME                        14         144          182         437
                                           --------    --------    ---------    --------
    TOTAL INTEREST INCOME                    16,849      16,051       49,697      47,195
                                           --------    --------    ---------    --------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                        6,440       6,157       19,119      17,703
  OTHER INTEREST EXPENSE                        565         444        1,512       1,476
                                           --------    --------    ---------    --------
    TOTAL INTEREST EXPENSE                    7,005       6,601       20,631      19,179
                                           --------    --------    ---------    --------
NET INTEREST INCOME                           9,844       9,450       29,066      28,016
  PROVISION FOR LOAN LOSSES                     315         500          845       1,345
                                            --------    --------    ---------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   9,529       8,950       28,221      26,671
                                           --------    --------    ---------    --------
OTHER INCOME                                  1,450       1,407        4,569       4,519
GAINS (LOSSES) ON SALES OF SECURITIES             2           -           12         (1)
                                           --------    --------    ---------    --------
  TOTAL OTHER INCOME                          1,452       1,407        4,581       4,518

OTHER EXPENSES
  SALARIES AND BENEFITS                       3,503       3,187       10,546       9,849
  OTHER EXPENSES                              3,654       2,680        9,715       8,741
                                           --------    --------    ---------    --------
    TOTAL OTHER EXPENSES                      7,157       5,867       20,261      18,590
                                           --------    --------    ---------    --------
INCOME BEFORE INCOME TAXES                    3,824       4,490       12,541      12,599

APPLICABLE INCOME TAXES                         936       1,418        3,622       3,917
                                           --------    --------    ---------    --------
NET INCOME                                   $2,888      $3,072       $8,919      $8,682
                                           ========    ========    =========   ========
PER COMMON SHARE DATA (1)<F1>:

NET INCOME                                    $0.74       $0.78        $2.28       $2.21
CASH DIVIDENDS DECLARED                       $0.16      $0.136        $0.48      $0.408

<F1>(1) PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A TWENTY-FIVE
PERCENT STOCK DIVIDEND DECLARED ON NOVEMBER 22, 1995 TO SHAREHOLDERS OF RECORD AS OF FEBRUARY 15, 1996, AND WAS PAID ON MARCH 1, 1996.



Univest Corporation of Pennsylvania
Consolidated Statement of Cash Flows

                                                                       For the nine months ended,

                                                                    Sept. 30, 1996     Sept. 30, 1995
Cash flows from operating activitites
  Net income                                                                  $8,919            $8,682
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses in excess of net charge-offs                     1,144               161
    Depreciation of premises and equipment                                     1,654             1,233
    Discount accretion on investment securities                                (445)             (227)
    Deferred income tax (benefit)                                              (704)             (117)
    Realized (gains) losses on investment securities                            (12)                 1
    Realized gains on sales of mortgages                                        (15)              (72)
    Decrease in net deferred loan fees                                         (187)             (245)
    Increase in interest receivable and other assets                         (1,545)             (413)
    Decrease in accrued expenses and other liabilities                       (1,204)             (672)
                                                                            --------            -------
    Net cash provided by operating activities                                  7,605             8,331

Cash flows from investing activities:
  Proceeds from maturing time deposits                                            78                83
  Proceeds from sales of securities available for sale                         5,021             3,002
  Proceeds from maturing securities held to maturity                          21,228            36,966
  Proceeds from maturing securities available for sale                         3,340             5,680
  Purchases of investment securities held to maturity                       (29,622)          (38,179)
  Purchases of investment securities available for sale                     (17,115)           (1,166)
  Net decrease in federal funds sold and other short-term investments         11,412             3,107
  Net increase in loans held for sale                                          (732)                 -
  Proceeds from sales of mortgages                                             8,393             6,161
  Net increase in loans                                                     (22,566)          (16,213)
  Capital expenditures                                                       (2,056)           (2,742)
                                                                            --------         ---------
  Net cash used in investing activities                                     (22,619)           (3,301)

Cash flows from financing activities
  Net increase in deposits                                                     2,606             5,021
  Net increase (decrease) in short-term borrowings                            15,279           (2,347)
  Proceeds from long-term debt                                                 7,000                -
  Net purchase of treasury stock                                                (591)               -
  Proceeds from exercise of stock options                                         11                -
  Cash dividends                                                             (2,462)           (2,008)
  Repayments of long-term debt                                               (4,010)           (5,353)
                                                                             -------          -------
  Net cash provided (used in) by financing activities                         17,833           (4,687)

  Net increase in cash and due from banks                                      2,819               343
  Cash and due from banks at beginning of period                              30,901            35,177
                                                                             -------           -------
  Cash and due from banks at end of period                                   $33,720           $35,520
                                                                             =======           =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $20,579           $17,771
    Income taxes                                                              $4,150            $3,540


            Management's Discussion and Analysis
                 of Financial Condition and
                    Results of Operations



Total assets increased from $881.9 million at December 31, 1995 to $906.2 million at September 30, 1996. An increase of $24.3 million, or 2.8%. Investment securities increased by $17.0 million offset by a decrease of $11.4 million in Federal Funds sold. Net loans increased by $13.2 million. Total deposits increased by $2.6 milllion while short-term borrowings increased $15.3 million due to increases in Federal Funds purchased of $9.0 million and $5.0 million in short-term borrowing from the Federal Home Loan Bank (FHLB). These borrowings are expected to be reduced by investment maturities in the fourth quarter of 1996.

Shareholders equity increased 6.8% or $6.1 million from $89.3 million at December 31, 1995 to $95.4 million at September 30, 1996. Cash dividends increased $0.024 per share from $0.136 for the three months ended September 30, 1995 to $0.16 at September 30, 1996. Cash dividends also increased to $0.48 per share for the nine months ended September 30, 1996 as compared to $0.408 for the same period in 1995.

Net income for the three months ended September 30, 1996 decreased $0.2 million from $3.1 million for the three months ended September 30, 1995 to $2.9 million for the three months ended September 30, 1996. The decrease was due mainly to the payment of $0.8 million which represented the one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) portion of the Federal Deposit Insurance Corporation (FDIC),of which Pennview Savings Bank is a member. The special assessment of 65.7 basis points was accrued at September 30, 1996 by the Corporation on all insured deposits of Pennview Savings Bank as of March 31, 1995. This additional expense was offset in part by increased net interest income, and a reduction in the provision for loan losses. For the nine months ended September 30, 1996 net income increased 2.3% or $0.2 million. This increase was due to increased net interest income and reductions in the provision for loan losses because of improved asset quality and recoveries of previously charged-off loans. These income improvements were offset by increased operating expenses.

Interest and fees on loans remained stable at $13.0 million for the three months ended September 30, 1996. For the nine months ended September 30, 1996 interest and fees on loans increased $0.5 million from $38.3 million for the nine months ended September 30, 1995 to $38.8 million for the nine months ended September 30, 1996. The increase was mainly due to increased loan volume offset by a slight decrease in interest rates. The prime rate decreased from 8.75% at September 30, 1995 to 8.25% on September 30, 1996.

Interest on investment securities increased $0.9 million or 31.0% from $2.9 million for the three months ended September 30, 1995 to $3.8 million for the three month period ended September 30, 1996. For the nine months ended September 30, 1996 interest on investments increased by $2.2 million or 25.9% from $8.5 million at September 30, 1995 to $10.7 million for the nine months ended September 30, 1996. The increase in both periods is attributed to increased volume and yield.

Interest expense increased from $6.6 million for the quarter ended September 30, 1995 to $7.0 million for quarter ended September 30, 1996, an increase of $0.4 million or 6.1%. Interest expense also increased from $19.2 million for the nine months ended September 30, 1995 to $20.6 million for the nine months ended September 30, 1996, an increase of $1.4 million or 7.3%. Both increases were mainly due to increased certificate of deposit volume and yields.

The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. For the nine months ended September 30, 1996 net interest income was $29.1 million which is a $1.1 million increase over the $28.0 million recorded for the nine months ended September 30, 1995. Increases in net interest income were generated more by volume rather than rate because the net interest spread for the nine months ended September 30, 1996 decreased by 21 basis points and the net interest margin decreased by 15 basis points versus nine months ended September 30, 1995.

The following demonstrates the aforementioned effects:


                                           NINE MONTHS ENDED

                                        9/30/96                   9/30/95
                            AVG. BALANCE          RATEAVG. BALANCE      RATE
Interest Earning Assets     $844,359             7.85%   $788,868       7.98%
Interest Bearing            $677,492             4.06%   $642,141       3.98%
Liabilities

Net Interest Income         $29,066                       $28,016
Net Interest Spread                              3.79%                  4.00%
Net Interest Margin                              4.59%                  4.74%


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

During the third quarter of 1995 and first quarter of 1996, $30 million of "Pay Floating, Receive Fixed" swaps were entered into by the Corporation. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. No interest rate swaps were outstanding at September 30, 1995 and $10.0 million in notional principal amount were outstanding at December 31, 1995. The contracts entered into by the Corporation in 1995 and first quarter of 1996 expire as follows:
$10 million in notional princpal amount in August 1997 and $20 million in notional principal amount in March 1998. The impact of the interest rate swaps on net interest income during the nine months ended September 30, 1996 was an increase of $50 thousand.

The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 1996, the market value of interest-rate swaps in a favorable value position was $13 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $121 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the quarter ended September 30, 1996, the provision was $0.3 million and for the quarter ended September 30, 1995 the provision was $0.5 million. This decrease was due to improved asset quality and better than average recoveries of previously charged-off loans.

Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $3.0 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans is $0.9 million. For the nine months ended September 30, 1996 the Corporation did not recognize any interest income on these impaired loans. At September 30, 1995, the recorded investment in loans considered to be impaired was $3.4 million and the related allowance for credit losses for these loans was $0.6 million.

Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, nonaccrual and restructured loans at September 30, 1996 were $4.1 million and consist mainly of real estate-related commercial loans which have slowed in performance due to industry specific credit and cash flow issues on a loan by loan basis. Cash basis, nonaccrual and restructured loans at September 30, 1995 totaled $5.3 million. For the quarter ended September 30, 1996 nonaccrual loans resulted in lost interest income of $55 thousand as compared to $0.1 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 lost interest income totaled $0.2 million as compared to $0.4 million for the same period in 1995. At September 30, 1996, the Corporation had no material commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

At September 30, 1996, the reserve for loan losses was 1.66% of total loans as compared to 1.51% at December 31, 1995.

As of September 30, 1996, the Corporation has approximately $0.5 million of Other Real Estate Owned ("OREO") consisting of one commercial property and one single-family residence. This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expenses for the nine months ended September 30, 1996, were adjustments of $0.2 million to the carrying value of the OREO property to approximate net realizable value. Adjustment to OREO carrying values for the nine months ended September 30, 1995 amounted to $0.4 million.

OTHER

Other income which is non-interest related consists mainly of general fee income, trust department fees, and other miscellaneous non-recurring types of income. For the quarter ended September 30, 1996, other income totaled $1.5 million as compared to $1.4 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, other income also increased from $4.5 million at September 30, 1995 to $4.6 million at September 30, 1996. The increases in both periods were due to increased trust department income.

Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data processing and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended September 30, 1996 totals $7.2 million as compared to $5.9 million for the quarter ended September 30, 1995, or an increase of $1.3 million. The increase was the result of higher salaries and benefits, due to normal salary and staff increases along with higher increases in occupancy and equipment expense. The addition of five new branches since September 30, 1995 accounts for most of the expense growth for the three categories. Also, on September 30, 1996, President Clinton signed into law a bill containing provisions to recapitalize the Savings Association Insurance Fund (SAIF) portion of the Federal Deposit Insurance Corporation (FDIC). Under this bill, the FDIC will levy a one-time special assessment on all SAIF insured institutions, including Pennview Savings Bank, of 65.7 basis points for insured deposits as of March 31, 1995. This assessment resulted in a one-time pre-tax charge to Pennview of $0.8 million, which is included in other expense for the three months ended September 30, 1996. This charge will result in a lower insurance premium to be paid by Pennview. Beginning in January 1997, Pennview will pay a premium of 6.4 basis points and Union National Bank will pay a premium of
1.3 basis points to reduce the Financing Corporation (FICO) bonds.
Pennview previously paid 23 basis points and Union National Bank paid a minimum annual deposit premium of $2 thousand. For the nine months ended September 30, 1996, other expense increased $1.7 million, from $18.6 million for the nine months ended September 30, 1995 to $20.3 million at September 30, 1996. The increase was mainly due to salary expense growth of $0.6 million from normal wage and staff increases, increased occupancy and equipment cost of $0.7 million also because of the five additional offices and hardware and software for the conversion to a new computer system. The special SAIF one-time charge to Pennview helps to account for this high expense.

An income tax provision of $0.9 million is shown for the quarter ended September 30, 1996 and $1.4 million for the quarter ended September 30, 1995, with effective tax rates of 24.2% and 31.6% respectively. For the nine months ended September 30, 1996, the provision was $3.6 million as compared to $3.9 million for the nine months ended September 30, 1995. The effective tax rates were 28.9% and 31.1% respectively. The effective tax rates for the three and nine months ended September 30, 1996 reflects the recognition of $200,000 of tax benefits related to tax refunds received by Pennview Savings Bank.







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











                                        Univest Corporation of Pennsylvania
                                                        Registrant









Date: ___________________               ______________________________
                                          Merrill S. Moyer, Chairman





Date: ___________________               ______________________________
                                        Wallace H. Bieler, Senior Vice
                                        President and Chief Financial
                                        Officer