Form 10-K
period 1996-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 1997-03-26
CIK 102212

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996       Commission File number 0-7617
                          -----------------                              ------

                       UNIVEST CORPORATION OF PENNSYLVANIA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1886144
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

          14 North Main Street
        Souderton, Pennsylvania                                       18964
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (215) 721-2400
                                                   --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                3,877,015
--------------------------                       ------------------------------
     (Title of Class)                            (Number of shares outstanding
                                                         at 2/28/97)


         The approximate aggregate market value of voting stock held by non affiliates of the registrant is $121,052,917 as of February 28,1997.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  YES   X   NO
                                      -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ( )

         Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 8, 1997. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1996.

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

         Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from general public and investing such deposits primarily in loans secured by residential properties and consumer loans. The Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Both the Leasing Corporation and Univest Mortgage Company are inactive. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

         Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty (23) banking offices, two off-premises automated teller machines and provides banking and trust services to the residents and employees of ten retirement homes. Fourteen banking offices are in Montgomery County and nine banking offices are in Bucks County. One off-premises automated teller machine is located in Bucks County and the other is located in Montgomery County.

         Pennview Savings Bank conducts operations through five full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

         As of January 31, 1997, Univest and its subsidiaries employed four hundred and thirty (430) persons.

Competition

         Univest's service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. Each of the Corporation's subsidiary banks actively compete with such banks and financial institutions for local retail and commercial accounts, in Bucks and Montgomery Counties, as well as other financial institutions outside their primary service area.

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


FDICIA

         In December 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

         Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 14.3% and 13.8%, and total risk-based capital ratios of 15.5% and 15% at December 31, 1996 and 1995, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

         Pennview Savings Bank and Union National Bank are members of the Federal Home Loan Bank System which consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the newly created Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Banks, as members of the Federal Home Loan Bank of Pittsburgh, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the Federal Home Loan Bank of Pittsburgh, whichever is greater.

Interstate Banking

         Legislation was passed, and signed by President Clinton on September 29, 1994, which will eliminate many currently existing restrictions on interstate banking. The legislation will authorize interstate acquisition of banks by bank holding companies without geographic limitations one year after enactment. Beginning June 1, 1997, the legislation will allow interstate branching in states that have not passed legislation prohibiting interstate branching, except that de novo branching or acquisition of a branch in another state without acquisition of the entire bank will only be permitted if expressly permitted by the law of the state in which such branch would be located. Interstate branching prior to June 1, 1997, will be possible in states that pass laws affirmatively authorizing such interstate branching. The effect of this legislation on Univest cannot be predicted at this time.

Statistical Disclosure

         Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. The following financial data appearing on pages 6 through 17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

         TABLE I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                1996                           1996/1995

                                    Average     Income/      Avg.   Volume     Rate                   Average
ASSETS:                             Balance     Expense      Rate   Change     Change      Total      Balance
                                   ---------   ---------     ----   ------     ------      -----      -------
Cash and due from banks            $  30,866                                                         $  30,645
Time deposits with other banks           588    $     30     5.1   $      9   $     (2)   $      7         406

U.S. Government obligations          213,981      13,197     6.2      2,402        349       2,751     174,355
Oblig. of states & political sub.      3,967         172     4.3         64        (10)         54       2,535
Other securities                      16,278       1,034     6.4         87        (29)         58      14,697
Federal Reserve bank stock               752          45     6.0          0          0           0         746
Federal funds sold and other
  short-term investments               4,083         220     5.4       (343)       (53)       (396)     10,527
                                   ---------    --------                                             ---------

  Total investments                  239,061      14,668     6.1                                       202,860
                                   ---------    --------    ----                                     ---------


Commercial loans                     124,372      11,517     9.3     (6,162)         0      (6,162)    190,451
Real estate loans                    363,050      31,494     8.7      5,914        586       6,500     292,751
Installment loans                     61,190       5,277     8.6        674        (54)        620      53,702
Home equity loans                     16,393       1,758    10.7       (219)       (93)       (312)     18,501
Municipal loans                       29,827       1,938     6.5        101        (85)         16      28,415
                                   ---------    --------                                             ---------

  Gross loans                        594,832      51,984     8.7                                       583,820
                                                --------    ----

    Less:  valuation allowance        (9,582)                                                           (8,965)
                                   ---------                                                         ---------

      Net loans                      585,250                                                           574,855
                                   ---------                                                         ---------

Property and equipment, net           16,436                                                            14,857
Other assets                          17,656                                                            20,409
                                   ---------                                                         ---------


  Total assets                      $889,857                                                          $844,032
                                   ---------                                                         ---------



                                        1995                         1995/1994                         1994
ASSETS:
                                        Income/    Avg.    Volume      Rate                   Average    Income/   Avg.
                                        Expense    Rate    Change      Change     Total       Balance    Expense   Rate
                                        -------    ----    ------      ------     -----       -------    -------   ----
Cash and due from banks                                                                         $  32,914
Time deposits with other banks           $       23      5.7  $    (89)   $     (6)  $    (95)      1,955    $   118    6.0

U.S. Government obligations                  10,446      6.0     2,763       1,278      4,041     127,836      6,405    5.0
Oblig. of states & political sub.               118      4.7        19           4         23       2,091         95    4.5
Other securities                                976      6.6      (243)        295         52      18,447        924    5.0
Federal Reserve bank stock                       45      6.0         1          (1)         0         742         44    6.1
Federal funds sold and other
  short-term investments                        616      5.9      (290)        245        (45)     15,293        661    4.3
                                         ----------                                             ---------    -------

  Total investments                          12,201      6.0                                      164,409      8,130    4.9
                                         ----------     ----                                    ---------    -------    ---


Commercial loans                             17,679      9.3      (650)      2,549      1,899     196,065     15,780    8.0
Real estate loans                            24,994      8.5        60         589        649     294,251     24,345    8.3
Installment loans                             4,657      8.7       674         230        904      45,934      3,753    8.2
Home equity loans                             2,070     11.2      (188)        342        154      20,105      1,916    9.5
Municipal loans                               1,922      6.8      (107)        149         42      29,851      1,880    6.3
                                         ----------

  Gross loans                                51,322      8.8                                      586,206     47,674    8.1
                                         ----------     ----                                                 -------    ---

    Less:  valuation reserve                                                                       (8,660)
                                                                                                ---------

      Net loans                                                                                   577,546
                                                                                                ---------

Property, net                                                                                      13,346
Other assets                                                                                       19,426
                                                                                                ---------


  Total assets                                                                                   $809,596
                                                                                                ---------






                                                1996                           1996/1995

                                    Average     Income/      Avg.   Volume     Rate                   Average
LIABILITIES:                        Balance     Expense      Rate   Change     Change      Total      Balance
                                   ---------   ---------     ----   ------     ------      -----      -------
Demand deposits                     $107,993                                                         $  99,547
                                    --------                                                         ---------

Interest checking deposits            73,973    $    997     1.3   $     23   $   (292)   $   (269)     72,886
Money market savings                  63,849       1,823     2.9       (113)         0        (113)     67,858
Regular savings                      126,118       3,132     2.5         53          0          53     125,419
Certificates of deposit              313,867      17,639     5.6        872        599       1,471     299,498
Time open & club accounts             39,576       1,983     5.0        444        (61)        383      30,576
                                   ---------    --------                                             ---------

  Total time, int., and inv.
    checking deposits                617,383      25,574     4.1                                       596,237
                                   ---------    --------     ---                                     ---------

    Total deposits                   725,376                                                           695,784
                                   ---------                                                         ---------

Federal funds purchased                4,433         245     5.5        185         (7)        178       1,093
Loans & securities sold under
  agreement to repurchase             44,001       1,448     3.3        212        (38)        174      37,760
Other borrowings                       7,612         414     5.4        125         21         146       5,338
Subordinated notes                         -           -     0.0          0       (305)       (305)      2,986
                                   ---------    --------     ---                                     ---------
  Total borrowings                    56,046       2,107     3.8                                        47,177
                                   ---------    --------     ---                                     ---------


Accrued expenses & other liab.        14,939                                                            15,979
                                   ---------                                                         ---------



  Total liabilities                  796,361                                                           758,940
                                   ---------                                                         ---------

SHAREHOLDERS' EQUITY:

Common stock                          19,636                                                            15,727
Capital surplus                       34,545                                                             8,163
Retained earnings                     39,315                                                            61,202
                                   ---------                                                         ---------

  Total shareholders' equity          93,496                                                            85,092
                                   ---------                                                         ---------
  Total liabilities and share-
    holders' equity                 $889,857                                                          $844,032
                                   ---------                                                         ---------


Weighted avg. yield on interest-earning assets               8.0%
Weighted avg. rate paid on interest-bearing liab.            4.1%
Net yield                                                    4.7%





                                         1995                         1995/1994                         1994

                                         Income/    Avg.    Volume      Rate                   Average    Income/   Avg.
LIABILITIES:                             Expense    Rate    Change      Change     Total       Balance    Expense   Rate
                                         -------    ----    ------      ------     -----       -------    -------   ----
Demand deposits                                                                              $  97,750

Interest checking deposits            $    1,266      1.7  $     13    $    (73)  $    (60)     73,160    $ 1.326    1.8
Money market savings                       1,936      2.9      (495)        339       (156)     84,874      2,092    2.5
Regular savings                            3,079      2.5       (74)          0        (74)    128,674      3,153    2.5
Certificates of deposit                   16,168      5.4     1,453       2,448      3,901     271,994     12,267    4.5
Time open & club accounts                  1,600      5.2       769         256      1,025      15,988        575    3.6
                                      ----------                                             ---------    -------

  Total time, int., and inv.
    checking deposits                     24,049      4.0                                      574,690     19,413    3.4
                                      ----------      ---                                    ---------    -------    ---

    Total deposits                                                                             672,440
                                                                                             ---------

Federal funds purchased                       67      6.1        25          17         42         690         25    3.6
Loans & securities sold under
  agreement to repurchase                  1,274      3.4        22         222        244      37,047      1,030    2.8
Other borrowings                             268      5.0       (16)         17          1       5,654        267    4.7
Subordinated notes                           305     10.2      (228)         (5)      (233)      5,229        538   10.3
                                      ----------                                             ---------    -------
  Total borrowings                         1,914      4.1                                       48,620      1,860    3.8
                                      ----------     ----                                    ---------    -------    ---


Accrued expenses & other liab.                                                                  12,072
                                                                                             ---------



  Total liabilities                                                                            733,132
                                                                                             ---------

SHAREHOLDERS' EQUITY:

Common stock                                                                                    15,717
Capital surplus                                                                                  8,090
Retained earnings                                                                               52,657
                                                                                             ---------

  Total shareholders' equity                                                                    76,464
                                                                                             ---------
  Total liabilities and share-
    holders' equity                                                                           $809,596
                                                                                             ---------


Weighted avg. yield on interest-earning assets        8.2%                                                           7.5%
Weighted avg. rate paid on interest-bearing liab.     4.0%                                                           3.4%
Net yield                                             4.8%                                                           4.6%




Note:(1) For rate calculation purposes, average loan categories include unearned discount.

     (2)   Nonaccrual loans have been included in the average loan balances.

     (3) Certain amounts have been reclassified to conform with the current-year presentation.

     (4) Included in interest income are loan fees of $1,364,000 for 1996, $1,310,000 for 1995 and $1,766,000 for 1994.

     (5)   Table I has not been tax equated.


* The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                  TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                             (Thousands of Dollars)


                                                                  CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                             December 31,      December 31,       December 31,
                                                              1996 (a)           1995 (a)           1994 (a)
                                                             ------------      ------------       ------------

U. S. Treasury, government corporations and agencies           $213,360           $206,117           $183,580

State and political subdivisions                                  4,980              3,873              2,529

Mortgage-backed securities                                       18,529              9,256             10,843

Other                                                             5,344              5,273              5,108
                                                               --------           --------           --------
Total                                                          $242,213           $224,519           $202,060
                                                               ========           ========           ========




                                                       MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD


                             December 31,     December 31,    December 31,   December 31,     December 31,     December 31,
                               1996              1996            1995           1995             1994             1994
                             Amount (a)        Yield (b)      Amount (a)      Yield (b)        Amount (a)        Yield (b)
                             -----------     ------------    -------------   ------------     ------------     ------------
1 Year or less               $ 73,215            6.50%        $ 52,749            5.85%        $ 49,098            4.52%

1 Year - 5 Years              155,662            6.06%         159,807            6.19%         141,731            6.28%

5 Years - 10 Years              6,784            6.09%           5,315            5.65%           3,833            6.42%

After 10 Years                  6,552            6.16%           6,648            6.44%           7,398            6.29%
                             --------            ----         --------            ----         --------            ----
Total                        $242,213            6.20%        $224,519            6.10%        $202,060            5.85%
                             ========            ====         ========            ====         ========            ====


Refer to Note 3 to the consolidated financial statements.

a.  Held to maturity and available for sale portfolios are combined.

b. Weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by outstanding amount of the related investment.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

               TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                             (Thousands of Dollars)


                                                  December 31,    December 31,    December 31,    December 31,    December 31,
                                                     1996             1995            1994            1993            1992
                                                  ------------    ------------    ------------    ------------    ------------

Real estate Loans
  Construction and land development                 $ 34,733       $ 54,840         $ 50,954        $ 60,437       $ 50,104
  Secured by 1-4 family residential properties       217,631        216,180          221,098         200,018        165,313
  Other real estate loans                            178,644        157,925          160,234         164,304        174,333

Commercial and industrial loans                      124,788        120,692          114,103         115,375        116,847

Loans to individuals                                  47,466         40,648           36,810          34,130         42,518

All other loans                                        5,821          4,084            5,639           4,402          2,918
                                                    --------       --------         --------        --------       --------
  Total loans                                       $609,083       $594,369         $588,838        $578,666       $552,033
                                                    ========       ========         ========        ========       ========

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                       TABLE III. LOAN PORTFOLIO, PART B.
             MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
                             (Thousands of Dollars)

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



As of December 31, 1996                                  Due in One        Due in One         Due in Over
                                                        Year or Less      to Five Years       Five Years            Total
                                                        ------------      -------------       -----------           -----
Real estate loans
  Construction and land development                       $ 22,858           $  9,690           $  2,185           $ 34,733
  Secured by 1-4 family residential properties              79,236             76,515             61,879            217,630
  Other real estate loans                                   76,183             30,929             71,532            178,644

Commercial and industrial loans                             92,170             23,488              9,130            124,788

Loans to individuals                                        19,262             21,824              6,380             47,466

All other loans                                              4,483                676                663              5,822
                                                          --------           --------           --------           --------
  Total loans                                             $294,192           $163,122           $151,769           $609,083
                                                          ========           ========           ========           ========

Loans with a predetermined interest rate                  $ 72,702           $106,650           $150,784           $330,136
Loans with a floating or variable interest rate            221,490             56,472                985            278,947
                                                          --------           --------           --------           --------
                                                          $294,192           $163,122           $151,769           $609,083
                                                          ========           ========           ========           ========


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

Potential Problem Loans
     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, the amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The $4,952 of nonaccruing and restructured loans in 1996 includes $792 which although nonaccruing is performing on current contractual status. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $275 would have been recorded in 1996. Interest income of $93 was recognized on these loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

Loan Concentrations
     At December 31, 1996, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets
     At December 31, 1996, $553 in Other Real Estate Owned was classified as nonperforming. This amount represents all of the Other Real Estate Owned.


                                                    1996             1995           1994           1993            1992
                                                  Principal       Principal       Principal      Principal       Principal
                                                   Balance         Balance         Balance        Balance         Balance
                                                  ---------       ---------       ---------      ---------       ---------

Nonaccruing loans                                  $ 4,671         $ 5,855           5,149         $ 6,991        $14,969
                                                   -------         -------           -----         -------        -------

Accruing loans 90 days or more past due:

Real estate loans
     Construction and land development                  --              --              --              --             --
     Secured by 1-4 family dwellings                   373             234              76              87            108
     Other real estate                                  12              93             172              36            259

Commercial and industrial loans                         19              --              --              67            345

Loans to individuals                                   180             174             247             108            177

All other loans                                         --              --              --              --             --
                                                   -------         -------         -------         -------        -------
     Total loans, 90 days or more past due             584             501             495             298            889
                                                   -------         -------         -------         -------        -------
     Restructured loans, not included above            281             352             422              --             --
                                                   -------         -------         -------         -------        -------


              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                    TABLE IV. SUMMARY OF LOAN LOSS EXPERIENCE
                             (Thousands of Dollars)


         Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

         The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above factors may cause the provision to fluctuate.

         As the accompanying table indicates, the amount of loan loss provision charged to expense for 1996 was $1,045 compared to $1,895 in 1995 and $1,950 in 1994.



                                                         1996                       1995
                                                         ----                       ----
Average amount of loans outstanding                     $590,144                  $583,398

Loan loss reserve at beginning of period                $  8,854                  $  8,876

Charge-offs:
     Real estate loans                                       990                     1,842
     Commercial and industrial loans                          20                       416
     Loans to individuals                                    175                       236
     Home equity                                            --                        --
     Other                                                  --                        --
                                                       ---------                 ---------
Total charge-offs:                                         1,185                     2,494
                                                       ---------                 ---------

Recoveries:
     Real estate loans                                       458                       316
     Commercial and industrial loans                         529                       157
     Loans to individuals                                     76                        75
     Home equity                                            --                        --
     Other                                                    24                        29
                                                       ---------                 ---------
Total recoveries:                                          1,087                       577
                                                       ---------                 ---------

Net charge-offs:                                              98                     1,917

Additions to loan loss reserve                             1,045                     1,895

Loan loss reserve at end of period                      $  9,801                  $  8,854
                                                       ---------                 ---------


                                            Loan type                  Loan type
                                               as %                       as %
Amount in reserve by category:              of loans                   of loans
                                            --------                   --------
Real estate loans                             70.8        $3,146         72.2      $   817
Commercial and industrial loans               20.5         1,332         20.3        2,459
Loans to individuals                           7.8           354          6.8          347
All other loans                                0.9            11          0.7           11
Unallocated portion                                        4,958                     5,220
                                                       ---------                 ---------
     Total                                                $9,801                   $ 8,854
                                                       ---------                 ---------
Ratio-Net charge-offs versus average loans                   0.0%                      0.3%



                                                          1994                        1993                      1992
                                                          ----                        ----                      ----
Average amount of loans outstanding                     $585,644                    $563,678                  $550,649

Loan loss reserve at beginning of period                $  7,198                    $  8,240                  $  6,735

Charge-offs:
     Real estate loans                                       701                       1,367                       624
     Commercial and industrial loans                         615                       2,270                       871
     Loans to individuals                                    127                         215                       265
     Home equity                                            --                          --                        --
     Other                                                  --                          --                          71
                                                        --------                    --------                  --------
Total charge-offs:                                         1,443                       3,852                     1,831
                                                        --------                    --------                  --------

Recoveries:
     Real estate loans                                       146                         139                        52
     Commercial and industrial loans                         816                           9                       298
     Loans to individuals                                    170                         114                        75
     Home equity                                            --                          --                        --
     Other                                                    39                          68                        59
                                                        --------                    --------                  --------
Total recoveries:                                          1,171                         330                       484
                                                        --------                    --------                  --------

Net charge-offs:                                             272                       3,522                     1,347

Additions to loan loss reserve                             1,950                       2,480                     2,852

Loan loss reserve at end of period                      $  8,876                    $  7,198                  $  8,240
                                                        --------                    --------                  --------


                                              Loan type                 Loan type                  Loan type
                                                 as %                     as %                        as %
Amount in reserve by category:                of loans                  of loans                    of loans
                                              --------                  --------                    --------
Real estate loans                               73.4      $2,999          73.4        $2,468          70.6      $3,705
Commercial and industrial loans                 19.4       2,495          19.9         2,384          21.2       3,408
Loans to individuals                             6.3         490           5.9           402           7.7         548
All other loans                                  1            15           0.8           538           0.5         124
Unallocated portion                                        2,876                       1,406                       455
                                                        --------                    --------                  --------
     Total                                                $8,875                   $   7,198                    $8,240
                                                        --------                    --------                  --------
Ratio-Net charge-offs versus average loans                   0.0%                        0.6%                      0.2%

Total cash-basis and nonaccrual loans of $4,671 at December 31, 1996, were generally comprised of $1,502 in residential real estate loans and $3,169 in commercial real estate loans.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                               TABLE V. DEPOSITS
                             (Thousands of Dollars)


                                                                   1996               1995               1994
                                                                 --------           --------           --------

A.  Average:       Noninterest-bearing demand deposits           $107,993           $ 99,547           $ 97,750

                   Interest checking                               73,973             72,886             73,160

                   Money Market savings                            63,849             67,858             84,874

                   Saving deposits                                126,118            125,419            128,674

                   Time deposits                                  353,443            330,074            287,982
                                                                 --------           --------           --------
                   Total                                         $725,376           $695,784           $672,440
                                                                 ========           ========           ========


                                                                Due 3 months     Due 3 - 6          Due 6 - 12         Due over
B.  Year-end balance:   ($100 or more) outstanding as of          or less          months             months           12 months
                                December 31, 1996               ------------     ---------          ----------        ----------
                         Certificates of deposit                  $ 4,822           $ 3,069           $ 2,953           $11,325

                         Other time deposits                      $23,114           $ 6,189           $ 1,107           $   104

Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits


                 TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                             (Shown as percentages)


                                        1996            1995            1994
                                        ----            ----            ----

Return on assets                         1.4             1.3             1.3

Return on equity                         12.9            13.2            13.2

Dividend payout ratio                    23.1            24.9            23.2

Equity to assets ratio                   10.5            10.1            9.4

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Thousands of dollars)


                                                                    Within              1 - 5                 Over
                                                                    1 Year              Years               5 Years
                                                                    ------              -----               -------
Rate Sensitive Interest Earnings Assets

     Federal funds sold                                           $      69            $    --             $    --
     Investment securities                                           92,907              145,344               4,391
     Loans                                                          345,155              214,558              48,465
     Hedging instruments                                            (20,000)              20,000                --
                                                                  ---------            ---------           ---------
                                                                  $ 418,131            $ 379,902           $  52,856

Rate Sensitive Liabilities

     Interest bearing deposits                                      317,441              286,081               1,189
     Borrowed funds                                                  67,708                 --                  --
     Net non-interest bearing funds (a)                                --                   --               178,470
                                                                  ---------            ---------           ---------
                                                                    385,149              286,081             179,659

Excess interest-earning assets (liabilities)                         32,982               93,821            (126,803)

Cumulative excess interest earning assets (liabilities)              32,982              126,803                --
                                                                  =========            =========           =========



Notes to interest sensitivity analysis:

(a) Net non-interest bearing funds is the sum of non-interest bearing liabilities and shareholders; equity minus non-interest earning assets.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)


            LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE


                                                           1996               1995              1994
                                                           ----               ----              ----
Balance at December 31                                   $48,661            $45,657            $43,768

Weighted average interest rate at year end                   3.3%               3.4%               3.3%

Maximum amount outstanding at any month's end            $53,109            $45,657            $43,768

Average amount outstanding during the year               $44,001            $37,760            $37,047

Weighted average interest rate during the year               3.3%               3.4%               2.8%

Item 2.  Properties

         Univest and its subsidiaries occupy twenty-eight properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 22 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.

Item 3.  Legal Proceedings

         There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 8, 1997.


                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Incorporated by reference from the 1996 Annual Report to Shareholders (Exhibit 13), pages 41-42. Dividend and other restrictions are incorporated by reference from Note 15 of the 1996 Annual Report to Shareholders (Exhibit 13), pages 28 and 29. The approximate number of shareholders as of February 28, 1997, was 1,880.

Item 6.  Selected Financial Data

         Incorporated by reference from the 1996 Annual Report to Shareholders (Exhibit 13), page 34.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from the 1996 Annual Report to Shareholders (Exhibit 13), pages 35 through 40. Dividend and other restrictions are incorporated by reference from Note 15 of the 1996 Annual Report to Shareholders (Exhibit 13), pages 28 and 29.

Item 8.  Financial Statements and Supplementary Data

         Consolidated balance sheets of the registrant at December 31, 1996 and 1995, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1996, and the independent auditors' report thereon are incorporated by reference from the 1996 Annual Report to Shareholders (Exhibit 13), pages 13 through 34.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 8, 1997.


         Executive Officers

         The names and ages of all executive officers of Univest are as follows:


                                            Principal Occupation
         Officer         Title              during past 5 years            Age
         -------         -----              --------------------           ---

Merrill S. Moyer         Chairman           Chairman and President          63
                                            of the Corporation and
                                            Chairman of Union
                                            National Bank

Norman L. Keller         Executive Vice     President of Pennview           59
                         President          Savings Bank

Marvin A. Anders         Vice Chairman      Executive Vice President        57
                                            and Senior Trust Officer
                                            of Union National Bank

William S. Aichele       Executive Vice     Executive Vice President        46
                         President          of the Corporation and
                                            President and CEO of
                                            Union National Bank

Wallace H. Bieler        Senior Vice        Senior Vice President           51
                         President          and CFO of the Corporation
                                            and Union National Bank

There is no family relationship among any of the executive officers of Univest.


Item 11.  Executive Compensation

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 8, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 8, 1997.

Item 13.  Certain Relationships and Related Transactions

         During 1996, the Corporation and its subsidiaries paid $293,204 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Sons, Inc.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         a)  1. & 2. Financial Statements and Schedules
                     The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

             3.  Listing of Exhibits
                     The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

         (b) There were no reports on Form 8-K filed in the fourth quarter of 1996.
         (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
         (d) Financial Statement Schedules - none.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [Item 14(a)]

                                                                Annual Report
                                                               to Shareholders*
                                                               ----------------

Report of Independent Auditors                                          33

Consolidated balance sheets at                                          13
December 31, 1996 and 1995

Consolidated statements of income for each of the                       14
three years in the period ended December 31, 1996

Consolidated statements of changes in shareholders' equity              15
for each of the three years in the period ended
December 31, 1996

Consolidated statements of cash flows for                               16
each of the three years in the period ended
December 31, 1996

Notes to consolidated financial statements                           17-32


Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 1996 (Exhibit
13) which is incorporated by references.

                       UNIVEST CORPORATION OF PENNSYLVANIA
                                AND SUBSIDIARIES
                                INDEX TO EXHIBITS

                                  [Item 14(a)]


                Description
                -----------

(3)    Articles of  Incorporation and By-Laws

       Articles of Incorporation and Charter are incorporated by reference to the 1973 Form 10-K.

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

(19)   Previously Unfiled Documents - Not Applicable.

(21)   Subsidiaries of the Registrant

(23)   Consent of independent auditors

(24)   Power of Attorney - Not Applicable.

                       UNIVEST CORPORATION OF PENNSYLVANIA
                                AND SUBSIDIARIES

                                     EXHIBIT

                                  [Item 14(c)]


         Subsidiaries
         ------------

(1) Union National Bank and Trust Company is chartered in the Commonwealth of Pennsylvania.

(2)      Pennview Savings Bank is chartered in the Commonwealth of Pennsylvania.

(3) Univest Leasing Corporation is chartered in the Commonwealth of Pennsylvania.

(4) Univest Realty Corporation is chartered in the Commonwealth of Pennsylvania.

(5) Univest Mortgage Company is chartered in the Commonwealth of Pennsylvania.

(6) Univest Financial Planning Company is chartered in the Commonwealth of Pennsylvania.

(7)      Univest Insurance Company is chartered in the State of Arizona.

(8) Univest Electronic Services Corporation is chartered in the Commonwealth of Pennsylvania.

All the subsidiaries do business under the above names.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
         Registrant

   By:   /s/ Robert H. Schong
         ----------------------
         Robert H. Schong
         Secretary, March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Merrill S. Moyer                                              /s/ James L. Bergey
   --------------------------------------                             ---------------------------------
Merrill S. Moyer                                                  James L. Bergey
Chairman, President and Director, March 26, 1997                  Director, March 26, 1997


/s/ Marvin A. Anders                                              /s/ Harold M. Mininger
   --------------------------------------                             ----------------------------------
Marvin A. Anders                                                  Harold M. Mininger
Vice Chairman, March 26,1997                                      Director, March 26, 1997


/s/ Wallace H. Bieler                                             /s/ Paul G. Shelly
   --------------------------------------                             ----------------------------------
Wallace H. Bieler                                                 Paul G. Shelly
Chief Financial Officer, March 26, 1997                           Director, March 26, 1997


/s/ Thomas K. Leidy                                               /s/ R. Lee Delp
    ----------------------------------                                ----------------------------------
Thomas K. Leidy                                                   R. Lee Delp
Director, March 26, 1997                                          March 26, 1997


/s/ John U. Young                                                 /s/ Clair W. Clemens
   --------------------------------------                             ----------------------------------
John U. Young                                                     Clair W. Clemens
Director, March 26, 1997                                          Director, March 26, 1997



                                                Consolidated Balance Sheets
                                               (in thousands, except share data)
-------------------------------------------------------------------------------

                                                                                    December 31,
                                                                                 1996          1995
                                                                              ------------------------
Assets
   Cash and due from banks ................................................    $ 38,934      $ 30,901
   Time deposits with other banks .........................................         360           456
   Investment securities held to maturity (market value $173,013 and
     $170,665 at December 31, 1996 and 1995, respectively)  ...............     172,785       168,439
   Investment securities available for sale ...............................      69,428        56,080
   Federal funds sold and other short-term investments ....................          69        16,527
   Loans ..................................................................     607,069       585,971
    Less: Reserve for possible loan losses ................................      (9,801)       (8,854)
                                                                              ------------------------
     Net loans ............................................................     597,268       577,117
                                                                              ------------------------
   Premises and equipment, net ............................................      16,843        16,200
   Accrued interest and other assets ......................................      16,772        16,168
                                                                              ------------------------
      Total assets .........................................................    $912,459      $881,888
                                                                              ========================
Liabilities
   Demand deposits, noninterest bearing ...................................    $122,087      $100,300
   Demand deposits, interest bearing ......................................     138,953       154,642
   Savings deposits .......................................................     125,483       122,683
   Time deposits ..........................................................     347,245       347,402
                                                                              ------------------------
     Total deposits .......................................................     733,768       725,027
                                                                              ------------------------
   Securities sold under agreements to repurchase .........................      48,661        45,657
   Other short-term borrowings ............................................      12,055         1,155
   Accrued expenses and other liabilities .................................      13,633        16,628
   Long-term debt .........................................................       7,075         4,085
                                                                              ------------------------
     Total liabilities ....................................................     815,192       792,552
                                                                              ------------------------
Shareholders' equity
   Common stock, $5 par value; 12,000,000 shares authorized at December 31,
     1996 and 1995 and 3,927,161 shares issued at December 31, 1996 and
     1995 and 3,888,594 and 3,920,831 shares outstanding at December 31,
     1996 and December 31, 1995, respectively*  ...........................      19,636        19,638
   Additional paid-in capital .............................................      34,544        34,559
   Retained earnings ......................................................      44,260        35,028
   Net unrealized securities gains ........................................          18           261
   Treasury stock, 38,567 shares at cost at December 31, 1996 and 6,330
     shares at cost at December 31, 1995  .................................      (1,191)         (150)
                                                                              ------------------------
     Total shareholders' equity ...........................................      97,267        89,336
                                                                              ------------------------
   Total liabilities and shareholders' equity .............................    $912,459      $881,888
                                                                              ========================

See accompanying notes to consolidated financial statements.

*The number of shares outstanding and all per share amounts give effect to a twenty-five percent stock dividend declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.


Consolidated Statements of Income
(in thousands, except share data)
----------------------------------------------------------------------------------------------------------

                                                              Year ended December 31,
                                                           1996         1995         1994
                                                       -------------------------------------
Interest income
   Interest and fees on loans:
     Taxable  .......................................    $50,046      $49,400       $45,794
     Exempt from federal income taxes  ..............      1,938        1,922         1,880
                                                       -------------------------------------
   Total interest and fees on loans .................     51,984       51,322        47,674
   Interest and dividends on investment securities:
     U.S. Government obligations  ...................     13,197       10,445         6,405
     Obligations of state and political subdivisions         172          118            95
     Other securities  ..............................      1,079        1,021           968
   Interest on time deposits with other banks .......         30           23           118
   Interest on federal funds sold ...................        220          616           661
                                                       -------------------------------------
        Total interest income .......................     66,682       63,545        55,921
                                                       -------------------------------------
Interest expense
   Interest on demand deposits ......................      2,820        3,202         3,418
   Interest on savings deposits .....................      3,132        3,078         3,152
   Interest on time deposits ........................     19,622       17,769        12,843
   Interest on long-term debt .......................        358          314           565
   Interest--all other ..............................      1,749        1,600         1,295
                                                       -------------------------------------
        Total interest expense ......................     27,681       25,963        21,273
                                                       -------------------------------------
Net interest income  ................................     39,001       37,582        34,648
Provision for loan losses  ..........................      1,045        1,895         1,950
                                                       -------------------------------------
Net interest income after provision for loan losses       37,956       35,687        32,698
                                                       -------------------------------------
Other income
   Trust ............................................      2,290        2,032         1,828
   Service charges on demand deposits ...............      1,814        1,629         1,633
   Losses on sales of securities ....................         (9)         (66)          (27)
   Gains (losses) on sales of mortgages .............         43          101           (12)
   Other ............................................      2,091        2,399         2,150
                                                       -------------------------------------
        Total other income ..........................      6,229        6,095         5,572
                                                       -------------------------------------
Other expenses
   Salaries and benefits ............................     14,461       13,320        12,403
   Net occupancy ....................................      2,073        1,856         1,665
   Equipment ........................................      2,428        1,898         1,724
   Other ............................................      8,157        8,484         7,821
                                                       -------------------------------------
        Total other expenses ........................     27,119       25,558        23,613
                                                       -------------------------------------
Income before income taxes  .........................     17,066       16,224        14,657
Applicable income taxes  ............................      5,028        4,997         4,537
                                                       -------------------------------------
Net income  .........................................    $12,038      $11,227       $10,120
                                                       =====================================
Net income per share*  ..............................    $  3.08      $  2.86       $  2.58
                                                       =====================================

See accompanying notes to consolidated financial statements.

*The weighted average number of shares outstanding and all per share amounts give effect to a twenty-five percent stock dividend declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.


                                                            Consolidated Statements of Changes in Shareholders' Equity
                                                                                     (in thousands, except share data)
----------------------------------------------------------------------------------------------------------------------
                                                                                     Net
                                                                                 Unrealized
                                                     Additional                  Securities
                                         Common       Paid-in       Retained        Gains        Treasury
                                         Stock        Capital       Earnings      (Losses)        Stock        Total
                                       -------------------------------------------------------------------------------
Balance at December 31, 1993  ......    $15,717       $ 8,090       $ 49,215        $   --       $   (150)    $72,872
   Adjustment to beginning balance
     for change in accounting
     method, net of income taxes of
     $151  .........................                                                  293                         293
   Change in unrealized gains and
     (losses) on investment
     securities available for sale,
     net of income taxes of ($399)                                                   (775)                       (775)
   Net income for 1994 .............                                  10,120                                   10,120
   Cash dividends declared* ($.60
     per share)  ...................                                  (2,352)                                  (2,352)
                                       -------------------------------------------------------------------------------
Balance at December 31, 1994  ......     15,717         8,090         56,983         (482)          (150)      80,158
   Change in unrealized gains and
     (losses) on investment
     securities available for sale,
     net of income taxes of $394  ..                                                  743                         743
   Net income for 1995 .............                                  11,227                                   11,227
   Cash dividends declared* ($.71
     per share)  ...................                                  (2,792)                                  (2,792)
   25% stock dividend payable
     March 1, 1996, 784,254 shares
     at fair market value  .........      3,921        26,469        (30,390)                                      --
                                       -------------------------------------------------------------------------------
Balance at December 31, 1995  ......     19,638        34,559         35,028          261           (150)      89,336
   Change in unrealized gains and
     (losses) on investment
     securities available for sale,
     net of income taxes of ($135)                                                   (243)                       (243)
   Cash dividends declared ($.71 per
     share)  .......................                                  (2,773)                                  (2,773)
   Cash paid in lieu of fractional
     shares  .......................         (2)          (15)                                                    (17)
   Stock issued under dividend
     reinvestment and employee
     stock purchase plans  .........                                      (2)                        249          247
   Exercise of stock options .......                                     (31)                        140          109
   Acquisition of treasury stock ...                                                              (1,430)      (1,430)
   Net income for 1996 .............                                  12,038                                   12,038
                                       -------------------------------------------------------------------------------
Balance at December 31, 1996  ......    $19,636       $34,544       $ 44,260        $  18        $(1,191)     $97,267
                                       ===============================================================================

See accompanying notes to consolidated financial statements.

*Cash dividends per share give effect to a twenty-five percent stock dividend declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.

Consolidated Statements of Cash Flows
(in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                        Year ended December 31,
                                                                                    1996         1995          1994
                                                                                 -------------------------------------
Cash flows from operating activities
   Net income ................................................................    $ 12,038     $ 11,227     $  10,120
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses in excess of (less than) net charge-offs  .....         947          (22)        1,678
     Depreciation of premises and equipment  .................................       2,239        1,725         1,527
     (Discount accretion) premium amortization on investment securities and
        time deposits ........................................................        (613)        (346)          290
     Deferred (benefit) income tax  ..........................................        (119)         353           139
     Realized losses on investment securities  ...............................           9           66            27
     Realized (gains) losses on sales of mortgages  ..........................         (43)        (101)           12
     Decrease in net deferred loan fees  .....................................        (116)        (258)         (552)
     (Increase) decrease in interest receivable and other assets  ............        (604)       1,115        (1,320)
     (Decrease) increase in accrued expenses and other liabilities  ..........      (2,445)       2,069         5,000
                                                                                 -------------------------------------
        Net cash provided by operating activities ............................      11,293       15,828        16,921
Cash flows from investing activities
   Proceeds from maturing time deposits ......................................          96           45         2,798
   Proceeds from maturing securities held to maturity ........................      48,528       47,288        24,335
   Proceeds from maturing securities available for sale ......................       6,380        5,873        29,987
   Proceeds from sales of securities available for sale ......................      10,991       14,994         7,247
   Purchases of investment securities held to maturity .......................     (52,329)     (76,059)     (108,784)
   Purchases of investment securities available for sale .....................     (31,039)     (13,138)      (16,565)
   Net decrease (increase) in federal funds sold and other
     short-term investments...................................................      16,458       (9,679)        5,830
   Net decrease in loans held for sale .......................................          --           --         8,916
   Proceeds from sales of mortgages ..........................................      10,356        8,276        14,918
   Net increase in loans .....................................................     (31,295)     (13,109)      (24,374)
   Capital expenditures ......................................................      (2,882)      (3,976)       (2,843)
                                                                                 -------------------------------------
        Net cash used in investing activities ................................     (24,736)     (39,485)      (58,535)
Cash flows from financing activities
   Assumption of deposits ....................................................          --       11,916        10,608
   Net increase in deposits ..................................................       8,741       13,470        18,966
   Net increase in short-term borrowings .....................................      13,904        1,889        15,644
   Proceeds from long-term debt ..............................................       7,000           --            --
   Purchases of treasury stock ...............................................      (1,430)          --            --
   Stock issued under dividend reinvestment and employee stock purchase plans.         249           --            --
   Proceeds from exercise of stock options ...................................         109           --            --
   Cash dividends ............................................................      (3,087)      (2,541)       (2,290)
   Repayments of long-term debt ..............................................      (4,010)      (5,353)         (839)
                                                                                 -------------------------------------
        Net cash provided by financing activities ............................      21,476       19,381        42,089
                                                                                 -------------------------------------
   Net increase (decrease) in cash and due from banks ........................       8,033       (4,276)          475
   Cash and due from banks at beginning of year ..............................      30,901       35,177        34,702
                                                                                 -------------------------------------
   Cash and due from banks at end of year ....................................    $ 38,934     $ 30,901     $  35,177
                                                                                 =====================================
Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest ..................................................................    $ 27,058     $ 23,899     $  20,600
   Income taxes ..............................................................    $  5,100     $  4,290     $   4,450


See accompanying notes to consolidated financial statements.

                                      Notes to Consolidated Financial Statements
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

   Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiaries, Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), is engaged in general domestic commercial and retail banking services and provides a full range of banking and trust services to its customers. Union and Pennview serve the Montgomery and Bucks Counties of Pennsylvania through 28 banking offices and provide banking and trust services to the residents and employees of 12 retirement communities.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania and its wholly owned subsidiaries, including Union National Bank and Trust Company and Pennview Savings Bank, collectively referred to herein as the "Banks." All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENT SECURITIES

   Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities are classified as investments and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as investment or trading are designated securities available for sale and carried at fair value. Unrealized gains and losses, net of applicable income taxes, are reflected in shareholders' equity. The accumulated net unrealized gains on available-for-sale securities included in retained earnings was $18 at December 31, 1996 and $261 at December 31, 1995.

   Gains and losses on sales of securities are generally computed on a specific security basis.

LOANS

   Loans are stated at the principal amount less net deferred loan fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Unearned discount on installment loans for Pennview Savings Bank is recognized in income using the actuarial method, which materially approximates the interest method. Accrual of interest income on loans ceases when collectibility of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Thereafter, income is only recognized as payments are received for loans on which there is no uncertainty as to the collectibility of principal.

NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 1997, the Corporation will adopt Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowings, and collateral transactions, and for extinguishments of liabilities. The adoption of Statement 125 is not expected to have a material impact on the Corporation's financial condition or results of operations.

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

LOAN FEES

   Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized.

RESERVE FOR POSSIBLE LOAN LOSSES

   The reserve for loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors which deserve recognition in estimating possible loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment.

   The Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. As a result of applying the rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have any impact on the Corporation's financial position or results of operations.

PREMISES AND EQUIPMENT

   Land is stated at cost, and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets (bank premises and improvements - average life 25 years; furniture and equipment - average life 10 years).

OTHER REAL ESTATE OWNED

   Other real estate owned represents properties acquired through customers' loan defaults, and is included in accrued interest and other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair market value of the property, less estimated costs to sell.

STOCK OPTIONS

   The Corporation grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by Statement 123, however, the effect of applying SFAS No. 123 to the Corporation's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

DIVIDEND REINVESTMENT AND EMPLOYEE STOCK PURCHASE PLANS

   In April 1996, the shareholders approved the Univest Dividend Reinvestment Plan (the "Reinvestment Plan") and the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). 250,000 shares of common stock are available for issuance under each of the plans. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Administrative Committee. The purchase price of the stock is established by the Administrative Committee, provided however that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period. During 1996, 6,517 and 1,301 shares were issued to employees under the Reinvestment Plan and the Purchase Plan, respectively. As of December 31, 1996, 243,483 and 248,699 shares were available for future purchase under the Reinvestment Plan and the Purchase Plan, respectively.

NET INCOME PER SHARE

   Earnings (net income) per common share are calculated on the basis of the weighted average number of shares outstanding of 3,910, 3,921, and 3,921 for years ended December 31, 1996, 1995, and 1994, respectively. All share and per share amounts have been retroactively adjusted to give effect to a twenty-five percent stock dividend declared November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996. The assumed exercise of the options under the Long-Term Incentive Plan did not have a materially dilutive effect on the earnings per share in 1996.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
INCOME TAXES

   Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

INTANGIBLE ASSETS

   The purchase price of Pennview in excess of the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. At December 31, 1996, the unamortized balance is approximately $1.5 million ($1.7 million at December 31, 1995), net of accumulated amortization of approximately $1.2 million ($1 million at December 31, 1995).

RETIREMENT PLAN

   Nearly all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant's final average pay. The amount funded is not more than the maximum amount deductible for federal income tax purposes. In addition, Univest sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of Univest and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   The Corporation provides certain postretirement health care and life insurance benefits for retired employees. The Corporation accrues the costs associated with providing these benefits during the active service periods of employees in accordance with Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106).

STATEMENT OF CASH FLOWS

   Univest has defined those items included in the caption "Cash and due from banks" as cash and cash equivalents.

TRUST ASSETS

   Assets held by Union in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of Union. Trust service income is reported on a cash basis. Reporting such income on a cash basis instead of the accrual basis does not materially affect net income or financial position.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

   Union is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for 1996 was $3.8 million and for 1995 was $4.8 million.

NOTE 3. INVESTMENT SECURITIES

   Securities with a market value of $101.5 million and $92.4 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required by law. The following table shows the amortized cost and approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 1996 and 1995, by maturity within each type:

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                           December 31, 1996                                 December 31, 1995
                            ------------------------------------------------- -------------------------------------------------
                                           Gross        Gross                              Gross        Gross
                            Amortized    Unrealized   Unrealized    Market    Amortized  Unrealized   Unrealized     Market
Held-to-Maturity               Cost        Gains        Losses      Value       Cost       Gains        Losses       Value
Securities                  ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
U.S. Treasury, government
   corporations and
   agencies obligations:
   Within 1 year ..........  $ 58,448       $421        $  (2)     $ 58,867   $ 40,472     $  234       $ (76)      $ 40,630
   1 to 5 years ...........    95,510        234         (391)       95,353    119,794      2,015         (29)       121,780
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                              153,958        655         (393)      154,220    160,266      2,249        (105)       162,410
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
State and political
   subdivisions:
   Within 1 year ..........       265         --           --           265      1,180         --          --          1,180
   1 to 5 years ...........     4,715         29           (5)        4,739      1,335         25          --          1,360
   5 to 10 years ..........        --         --           --            --      1,358         --          (5)         1,353
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                                4,980         29           (5)        5,004      3,873         25          (5)         3,893
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Mortgage-backed
   securities:
   1 to 5 years ...........     9,337         30          (66)        9,301      2,724         62          (1)         2,785
   5 to 10 years ..........     3,110         --          (28)        3,082        176         --          --            176
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                               12,447         30          (94)       12,383      2,900         62          (1)         2,961
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Other:
   1 to 5 years ...........     1,200         --           --         1,200      1,200         --         (10)         1,190
   5 to 10 years ..........       200          6           --           206        200         11          --            211
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                                1,400          6           --         1,406      1,400         11         (10)         1,401
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Total  ....................  $172,785       $720       $ (492)     $173,013   $168,439     $2,347       $ (121)     $170,665
                            =========== ============ ============ ==========  ========== =========== ============ ============
Securities Available for
   Sale
U.S. Treasury, government
    corporations and
    agencies obligations:
   Within 1 year ..........  $ 14,489       $ 24        $ (11)     $ 14,502   $ 10,997     $  102       $  (2)      $ 11,097
   1 to 5 years ...........    44,824        166          (90)       44,900     34,337        480         (63)        34,754
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                               59,313        190         (101)       59,402     45,334        582         (65)        45,851
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Mortgage-backed
   securities:
   5 to 10 years ..........     3,516         --          (42)        3,474      3,654         --         (73)         3,581
   Over 10 years ..........     2,627         --          (19)        2,608      2,813         --         (38)         2,775
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                                6,143         --          (61)        6,082      6,467         --        (111)         6,356
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Other:
   Over 10 years ..........     3,944         --           --         3,944      3,873         --          --          3,873
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
                                3,944         --           --         3,944      3,873         --          --          3,873
                            ----------- ------------ ------------ ----------  ---------- ----------- ------------ ------------
Total  ....................  $ 69,400       $190        $(162)     $ 69,428   $ 55,674     $  582       $(176)      $ 56,080
                            =========== ============ ============ ==========  ========== =========== ============ ============

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

   Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

   During the year ended December 31, 1996, available-for-sale debt securities with a fair value at the date of sale of $10,981 were sold ($14,994 in 1995). Gross realized gains on such sales totaled $12 during 1996 ($0 in 1995 and $19 in 1994), and the gross realized losses totaled $21 during 1996 ($66 in 1995 and $46 in 1994). The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $18 in 1996 and $261 in 1995.

   Unrealized losses in investment securities at December 31, 1996 and 1995 do not represent permanent impairments.

   At December 31, 1996 and 1995, there were no investments in any single non-federal issuer representing more than 10% of shareholders' equity.

NOTE 4. LOANS

   The following is a summary of the major loan categories:

                                                     December 31,
                                            1996                      1995
                                         -----------               -----------
Real estate--construction                 $ 34,733                 $ 54,840
Real estate--commercial  ..                178,644                  157,925
Real estate--residential  .                217,631                  216,180
Commercial and industrial                  124,788                  120,692
Loans to individuals  .....                 47,466                   40,648
All other  ................                  5,821                    4,084
                                         -----------               -----------
Total loans  ..............                609,083                  594,369
Less: Unearned income  ....                 (2,014)                  (8,398)
                                         -----------               -----------
                                          $607,069                 $585,971
                                         ===========               ===========


   At December 31, 1996, loans to directors and executive officers of Univest and companies in which directors have an interest aggregated $12,480. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms. The summary of activity for the past year is as follows:

   Balance at                               Amounts             Balance at
January 1, 1996         Additions          Collected        December 31, 1996
 ---------------        -----------       -----------        -----------------
$10,502                   $8,995            $7,017               $12,480


NOTE 5. RESERVE FOR POSSIBLE LOAN LOSSES

   A summary of the transactions in the reserve for possible loan losses is as follows:

                                              1996         1995        1994
                                            ---------    ---------   ---------
Balance at beginning of year  ...........    $ 8,854     $ 8,876     $ 7,198
Provision charged to operating expenses        1,045       1,895       1,950
Recoveries  .............................      1,087         577       1,171
Loans charged off  ......................     (1,185)     (2,494)     (1,443)
                                            ---------    ---------   ---------
Balance at end of year  .................    $ 9,801     $ 8,854     $ 8,876
                                            =========    =========   =========


Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------
   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a
Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a
Loan - Income Recognition and Disclosures." Under SFAS No. 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loans' initial effective interest rate or the fair value of collateral for certain collateral-dependent loans. Included in the total impaired loans is $1,375 ($1,712 at December 31, 1995) against which $495 ($728 at December 31,
1995) of the allowance for loan losses is allocated. SFAS No. 118 amended
SFAS No. 114's income recognition policy and clarifies SFAS No. 114's disclosure requirements. At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,640, all of which were on a nonaccrual basis, ($3,800 at December 31, 1995). The average recorded investment in impaired loans during the year ended December
31, 1996 was approximately $2,823 ($3,700 at December 31, 1995). For the year ended December 31, 1996, the Corporation recognized $93 in interest income on those impaired loans ($34 at December 31, 1995).

   At December 31, 1996, the total of nonaccrual and restructured loans was $3,713 ($5,350 at December 31, 1995). If these loans had been performing in accordance with their contractual terms, additional interest income of $275, $530, and $567 would have been recorded in 1996, 1995, and 1994, respectively. In addition, Pennview had first residential mortgage loans of $1,239 at December 31, 1996 ($857 at December 31, 1995) which were over 90 days delinquent.

   The total of the real estate owned at December 31, 1996 was $553 ($735 at December 31, 1995). Other expenses for 1996 include costs of $225 associated with the write-down of other real estate owned ($1,100 at December 31, 1995).

NOTE 6. PREMISES AND EQUIPMENT

                                                       December 31,
                                               1996                   1995
                                             ----------             ----------
Land and land improvements  ....             $  3,261               $  3,261
Premises and improvements  .....               15,066                 14,137
Furniture and equipment  .......               16,569                 14,889
                                             ----------             ----------
                                               34,896                 32,287
Less: accumulated depreciation                (18,053)               (16,087)
                                             ----------             ----------
                                             $ 16,843               $ 16,200
                                             ==========             ==========


   As of December 31, 1996, Univest and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows: 1997--$347; 1998--$335; 1999--$338;
2000--$349; 2001--$347. Rental expense charged to operations was $350, $232, and $135 for 1996, 1995, and 1994, respectively.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------
NOTE 7. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assets and liabilities giving rise to the Corporation's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                              1996                     1995
                                            --------                  --------
Deferred tax assets:
   Loan loss ..............                  $3,119                   $2,734
   Deferred compensation ..                     275                      286
   Deferred fee income ....                     118                      223
   Postretirement benefits                      385                      355
                                            --------                  --------
                                              3,897                    3,598

Deferred tax liabilities:
   Accretion ..............                     406                      225
   Retirement plans .......                     188                      216
   Depreciation ...........                     454                      334
   Intangible assets ......                     351                      377
   Mark-to-market
     adjustment  ..........                      34                       62
   Other ..................                     233                      116
                                            --------                  --------
Net deferred tax assets  ..                  $2,231                   $2,268
                                            ========                  ========


   The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

                                1996               1995                1994
                              ---------          ---------           ---------
Currently payable              $5,147             $4,644              $4,398
Deferred  .........              (119)               353                 139
                              ---------          ---------           ---------
                               $5,028             $4,997              $4,537
                              =========          =========           =========


   The effective tax rates are less than the statutory federal rate of 35% because interest on loans and investment securities of state and political subdivisions is exempt from income tax. Deferred federal income taxes (tax benefits) arise from timing differences in the recognition of income and expenses for tax and financial reporting purposes.

   As a result of the provisions of the Small Business Jobs Protection Act of 1996 which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Pennview must determine the tax deduction for bad debt based on actual charge-offs. The Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances such as in the case of certain excess distributions or complete redemptions. None of the limited circumstances requiring recapture are anticipated by the Corporation.

   At December 31, 1996, Pennview had approximately $2,596 in tax bed debt reserves for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 8. RETIREMENT PLAN

   Net pension expense recognized in 1996, 1995, and 1994 amounted to $360, $185, and $193, respectively, and is summarized as follows:

                                                     1996        1995         1994
                                                   ---------   ---------    ---------
Service cost--benefits earned during the period     $   553     $   364     $   419
Interest cost on projected benefit obligation  .        824         733         686
Actual return on plan assets  ..................     (1,513)     (2,240)        189
Net amortization and deferral  .................        496       1,328      (1,101)
                                                   ---------   ---------    ---------
                                                    $   360     $   185     $   193
                                                   =========   =========    =========


   The funded status is reconciled to prepaid pension expense recognized in the financial statements at December 31, 1996 and 1995, as follows:

                                                                        1996         1995
                                                                     ----------   ----------
Fair value of plan assets  .......................................   $12,270      $11,174
Actuarial present value of benefit obligations:
   Vested ........................................................     8,874        8,506
   Nonvested .....................................................       473          442
                                                                     ----------   ----------
Accumulated benefit obligation  ..................................     9,347        8,948
Effect of projected future salary increase  ......................     2,560        2,708
                                                                     ----------   ----------
Projected benefit obligation  ....................................    11,907       11,656
                                                                     ----------   ----------
Plan assets in excess of (less than) projected benefit obligation        363         (482)
Unrecognized net asset at transition  ............................      (504)        (631)
Unrecognized prior service costs  ................................      (685)        (760)
Unrecognized net loss  ...........................................     1,086        2,493
                                                                     ----------   ----------
Prepaid pension expense  .........................................   $   260      $   620
                                                                     ==========   ==========
Assumed discount rate for obligation  ............................      7.25%        6.75%
Assumed long-term rate of investment return  .....................      8.50%        8.50%
Assumed salary increase rate  ....................................      5.60%        5.60%


   The unrecognized net asset at transition is being amortized on the straight-line method over 15 years. Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit.

   Pension expense for the 401(k) deferred salary savings plan for the years ended December 31, 1996, 1995, and 1994 was $224, $203, and $196, respectively.

NOTE 9. OTHER POSTRETIREMENT BENEFIT PLANS

   The Corporation provides certain postretirement health care and life insurance benefits for retired employees. The liability for these postretirement benefits is unfunded. Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) establishes the accounting for postretirement benefits. SFAS No. 106 requires that employers accrue the costs associated with providing postretirement benefits during the active service periods of employees.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

   The liability for postretirement benefits included in other liabilities at December 31, 1996 and 1995 was as follows:

                                                       1996           1995
                                                     ---------      ----------
Accumulated postretirement benefit obligation:
   Retirees ...................................       $(705)         $  (788)
   Fully eligible active plan participants ....         (35)             (42)
   Other active plan participants .............        (342)            (250)
Unrecognized net loss  ........................          91               65
                                                     ---------      ----------
Accrued postretirement benefit cost  ..........       $(991)         $(1,015)
                                                     =========      ==========


Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994 includes the following components:

                                                        1996     1995     1994
                                                       ------   ------    ------
Service cost--benefits earned during the period  ...    $20      $13       $16
Interest cost on accumulated postretirement benefit
  obligation .......................................     73       68        68
Net amortization and deferral  .....................      3       --        --
                                                       ------   ------    ------
                                                        $96      $81       $84
                                                       ======   ======    ======


   For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 1996; the rate was assumed to decrease gradually by 1/2 percent per year, reaching 5 percent in 2003 and after. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $60 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended by $7.

   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent and 6.75 percent, at December 31, 1996 and 1995, respectively, and the assumed salary increase rate was 5.60 percent at December 31, 1996 and 1995.

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------

NOTE 10. LONG-TERM INCENTIVE PLAN

   The Corporation adopted the 1993 Long-Term Incentive Plan, whereby the Corporation may grant options to employees to purchase up to 196,063 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. Options are exercisable as to 33 percent of the optioned shares each year from the date of grant for a period not exceeding six years. 114,017 common shares were available for future options at December 31, 1996. Transactions involving the plan are summarized as follows:

                                            Shares              Option Price
                                         Under Option*           Per Share*
                                        ---------------        ---------------
Outstanding at December 31, 1993            31,250             $27.20
Granted  ........................               --              --
Exercised  ......................               --              --
                                        ---------------        ---------------
Outstanding at December 31, 1994            31,250              27.20
Granted  ........................           54,813              31.00
Exercised  ......................               --              --
                                        ---------------        ---------------
Outstanding at December 31, 1995            86,063              27.20 - 31.00
Granted  ........................               --              --
Exercised  ......................           (4,017)             27.20
                                        ---------------        ---------------
Outstanding at December 31, 1996            82,046             $27.20 - $31.00
                                        ===============        ===============

   *The number of shares under option and option price have been restated to give effect to a twenty-five percent stock dividend declared November 22, 1995 to shareholders of record as of February 15, 1996, payable March 1, 1996.

NOTE 11. TIME DEPOSITS

   The aggregate amount of certificates of deposit in denominations of $100 or more was $22,169 at December 31, 1996, and $20,976 at December 31, 1995, with interest expense of $1,111 for 1996, and $1,143 for 1995. Other time deposits in denominations of $100 or more were $30,514 at December 31, 1996, and $32,585 at December 31, 1995, with interest expense of $1,740 for 1996, and $1,535 for 1995.

NOTE 12. LONG-TERM DEBT

   At December 31, 1996 and 1995, long-term debt consisted of the following:

                                   December 31,     December 31,
Description                            1996             1995            Interest Rate          Maturity
 ------------------------------   --------------   --------------    ---------------------   --------------
Federal Home Loan Bank Advance        $   --           $4,000       4.82% through 2/20/96         --
Federal Home Loan Bank Advance         3,500               --          5.35% (variable)        May 2001
Federal Home Loan Bank Advance         3,500               --          5.31% (variable)       March 2001
Federal Home Loan Bank Advance            75               75               4.00%           September 2006
Federal Home Loan Bank Advance            --               10        2.50% through 3/4/96         --
                                  --------------   --------------
                                      $7,075           $4,085
                                  ==============   ==============


   Advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of Pennview. The advances are subject to the payment of a prepayment fee in the event of repayment of the advance in whole or in part prior to maturity.

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND COMMITMENTS

   Loan commitments are made to accommodate the financial needs of the Institutions' customers. Standby letters of credit commit the Institutions to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium- and long-term notes and debentures, including industrial revenue obligations. Historically, substantially all standby letters of credit expire unfunded. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Institutions' normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

   The Banks offer commercial, mortgage, and consumer credit products to their customers in the normal course of business which are detailed in Note 4. These products represent a diversified credit portfolio and are generally issued to borrowers within the Banks' branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Banks' market areas.

   The Banks also control their credit risks by limiting the amount of credit to any business, institution, or individual, but as of December 31, 1996, the Banks have identified the due from banks' balance as a significant concentration of credit risk because it contains a balance due from a single depository institution in the amount of $19,417 which is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

   The following schedule summarizes the Corporation's off-balance-sheet financial instruments:

                                                                Contract or
                                                              Notional Amount
                                                               ---------------
Financial instruments representing credit risk:
   Commitments to extend credit ..........................        $159,935
   Standby letters of credit or commercial letters of
     credit  .............................................          18,671
   Interest rate swaps, notional principal amount ........          30,000


   The Corporation may enter into interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

   During 1996, $20.0 million of "Pay Floating, Receive Fixed" swaps were entered into by the Corporation. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. At December 31, 1995, $10.0 million in notional amount interest rate swaps were outstanding. These swaps are also "Pay Floating, Receive Fixed." The contracts entered into by the Corporation in 1995 and 1996 expire as follows: $10 million in notional principal amount in August 1997 and $20 million in notional principal amount in March 1998. The impact of the interest rate swaps on net interest income for the year ended December 31, 1996 was a positive $69 thousand and for the year ended December 31, 1995 a positive $1 thousand.

   The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. As of December 31, 1996, the market value of interest-rate swaps in a favorable value position was $38 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $6 thousand. At December 31, 1995, the market value of interest-rate swaps in a favorable position was $121 thousand.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 14. FAIR VALUES OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS No. 107) requires all entities to disclose the estimated fair value of its financial instruments whether or not recognized in the balance sheet. For Univest, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities other than residential mortgage loans held for sale and those investment securities classified as available for sale. Significant estimations and present value calculations, which are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows, were used by the Corporation for the purposes of this disclosure.

   Estimated fair values have been determined by the Corporation using the best available data, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. Various methodologies are described in the accompanying notes.

   SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

   Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of readily available active secondary market valuations for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Certain estimated fair values cannot be substantiated by comparison to independent valuation sources and, in many cases, might not be realized in immediate settlement of the instrument.

   The following table represents the estimates of fair value of financial instruments:

                                                        December 31, 1996                 December 31, 1995
                                                 -------------------------------   -------------------------------
                                                     Carrying or                      Carrying or
                                                  Notional/Contract      Fair      Notional/Contract       Fair
                                                       Amount           Value            Amount           Value
                                                  -----------------   ----------    -----------------   ----------
Assets:
   Cash and short-term assets .................       $ 39,363         $ 39,363         $ 47,884         $ 47,884
   Investment securities ......................        242,213          242,441          224,519          226,745
   Net loans ..................................        597,268          596,729          577,117          568,533
Liabilities:
   Demand deposits and savings deposits .......        386,523          386,523          377,625          377,625
   Time deposits ..............................        347,245          351,250          347,402          347,798
   Short-term borrowings ......................         60,716           60,716           46,812           46,812
   Long-term debt .............................          7,075            7,075            4,085            4,085
Off-Balance-Sheet:
   Commitments to extend credit ...............        159,935             (219)         123,858             (158)
   Letters of credit ..........................         18,671             (280)          20,100             (302)
   Interest-rate swap, notional principal
     amount  ..................................         30,000               32           10,000              121


                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

   The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

   Cash and due from banks and short-term investments: The carrying amounts reported in the balance sheets for cash and due from banks, time deposits with other banks, and federal funds sold and other short-term investments approximates those assets' fair values.

   Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices.

   Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

   Off-balance-sheet instruments: Fair values for the Corporation's off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

   Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

   Short-term borrowings: The carrying amounts of securities sold under repurchase agreements, and other short-term borrowings approximate their fair values.

   Long-term debt: The fair values of the Corporation's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Corporation's current borrowing rates for similar types of borrowing arrangements.

NOTE 15. REGULATORY MATTERS

   The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Banks meet all capital adequacy requirements to which they are subject.

   As of December 31, 1996, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (FDIC) categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

   The Banks' actual capital amounts and ratios are also presented in the table.

                                                                                             To Be Well-
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual           Adequacy Purposes     Action Provisions
                                           ---------------------   -------------------  --------------------
                                              Amount      Ratio      Amount     Ratio     Amount     Ratio
                                           ---------------------   -------------------  --------------------
As of December 31, 1996:
   Total Capital (to Risk-Weighted
     Assets):
     Consolidated                            $102,200     15.5%     $52,870      8.0%     $66,088     10.0%
     Union National Bank                       80,858     14.1%      45,750      8.0%      57,188     10.0%
     Pennview Savings Bank                     14,769     17.9%       6,599      8.0%       8,248     10.0%
   Tier I Capital (to Risk-Weighted
     Assets):
     Consolidated                            $ 94,765     14.3%     $26,435      4.0%     $39,653      6.0%
     Union National Bank                       74,533     13.0%      22,875      4.0%      34,313      6.0%
     Pennview Savings Bank                     13,856     16.8%       3,299      4.0%       4,949      6.0%
   Tier I Capital (to Average Assets):
     Consolidated                            $ 94,765     10.7%     $35,487      4.0%     $44,359      5.0%
     Union National Bank                       74,533     10.1%      29,536      4.0%      36,920      5.0%
     Pennview Savings Bank                     13,856      9.8%       5,667      4.0%       7,084      5.0%
As of December 31, 1995:
   Total Capital (to Risk-Weighted
     Assets):
     Consolidated                            $ 94,050     15.0%     $50,100      8.0%     $62,626     10.0%
     Union National Bank                       72,696     13.6%      42,701      8.0%      53,377     10.0%
     Pennview Savings Bank                     14,624     17.0%       6,872      8.0%       8,591     10.0%
   Tier I Capital (to Risk-Weighted
     Assets):
     Consolidated                            $ 86,222     13.8%     $25,050      4.0%     $37,575      6.0%
     Union National Bank                       66,533     12.5%      21,351      4.0%      32,026      6.0%
     Pennview Savings Bank                     13,744     16.0%       3,436      4.0%       5,154      6.0%
   Tier I Capital (to Average Assets):
     Consolidated                            $ 86,222     10.2%     $33,647      4.0%     $42,059      5.0%
     Union National Bank                       66,533      9.7%      27,328      4.0%      34,160      5.0%
     Pennview Savings Bank                     13,744      9.7%       5,660      4.0%       7,075      5.0%


   The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, Union can declare dividends in 1997 without approval of the Comptroller of the Currency of approximately $14,063 plus an additional amount equal to the Bank's net profits for 1997 up to the date of any such dividend declaration.

   The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank's capital and surplus as defined, and that extensions of credit to all such affiliates be limited to 20% of Union's capital and surplus.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

   Condensed financial statements of Univest, Parent Company only, follow:

BALANCE SHEETS

                                                                    December 31,
                                                                  1996         1995
                                                               ----------   ----------
Assets:
   Deposits with bank subsidiary ...........................    $     27     $    72
   Loan to non-bank subsidiary .............................         275         275
   Investments in U.S. Government obligations held to
     maturity  .............................................       2,638       1,999
   Investments in subsidiaries, at equity in net assets:
     Banks  ................................................      90,891      83,391
     Non-banks  ............................................       5,423       5,392
   Other assets ............................................       2,332       1,725
                                                               ----------   ----------
        Total assets .......................................    $101,586     $92,854
                                                               ==========   ==========
Liabilities:
   Dividends payable .......................................    $    895     $ 1,192
   Other liabilities .......................................       3,424       2,326
                                                               ----------   ----------
        Total liabilities ..................................       4,319       3,518
                                                               ----------   ----------
Shareholders' equity  ......................................      97,267      89,336
                                                               ----------   ----------
        Total liabilities and shareholders' equity .........    $101,586     $92,854
                                                               ==========   ==========


STATEMENTS OF INCOME

                                                                      Year ended December 31,
                                                                   1996         1995         1994
                                                                ----------   ----------    ----------
Dividends from banks  .......................................    $ 4,723      $ 5,251       $ 5,626
Other income  ...............................................      6,973        6,479         6,358
                                                                ----------   ----------    ----------
   Total operating income ...................................     11,696       11,730        11,984
Operating expenses  .........................................      7,566        6,675         6,479
                                                                ----------   ----------    ----------
Income before income tax benefit and equity in undistributed
   income of subsidiaries ...................................      4,130        5,055         5,505
Applicable income tax (benefit) expense  ....................       (133)         (27)            1
                                                                ----------   ----------    ----------
Income before equity in undistributed income of subsidiaries       4,263        5,082         5,504
Equity in undistributed income (loss) of subsidiaries:
   Banks ....................................................      7,744        6,205         4,656
   Non-banks ................................................         31          (60)          (40)
                                                                ----------   ----------    ----------
Net income  .................................................    $12,038      $11,227       $10,120
                                                                ==========   ==========    ==========


Notes to Consolidated Financial Statements [Cont.]
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                                    Year ended December 31,
                                                                 1996         1995         1994
                                                              ----------   ----------    ----------
Cash flows from operating activities
   Net income .............................................    $12,038      $11,227       $10,120
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Equity in undistributed net income of subsidiaries      (7,775)      (6,145)       (4,616)
        Increase in other assets ..........................     (1,000)        (750)         (338)
        Depreciation of premises and equipment ............        392          253           268
        Increase in other liabilities .....................      1,098          338           430
                                                              ----------   ----------    ----------
          Net cash provided by operating activities  ......      4,753        4,923         5,864
Cash flows from investing activities
   Proceeds from maturities of securities held to maturity       1,999        5,838         1,899
   Purchases of investment securities held to maturity ....     (2,638)      (1,999)       (4,835)
   Investment in non-bank subsidiaries ....................         --       (1,160)         (600)
                                                              ----------   ----------    ----------
          Net cash (used in) provided by investing
             activities ...................................       (639)       2,679        (3,536)
Cash flows from financing activities
   Purchases of treasury stock ............................     (1,430)          --            --
   Stock issued under dividend reinvestment and employee
     stock purchase plans  ................................        249           --            --
   Proceeds from exercise of stock options ................        109           --            --
   Repayment of subordinated note .........................         --       (5,000)         (750)
   Cash dividends .........................................     (3,087)      (2,541)       (2,290)
                                                              ----------   ----------    ----------
          Net cash used in financing activities  ..........     (4,159)      (7,541)       (3,040)
                                                              ----------   ----------    ----------
   Net (decrease) increase in deposits with bank subsidiary        (45)          61          (712)
   Deposits with bank subsidiary at beginning of year .....         72           11           723
                                                              ----------   ----------    ----------
   Deposits with bank subsidiary at end of year ...........    $    27      $    72       $    11
                                                              ==========   ==========    ==========


During 1996, 1995, and 1994, the parent company made income tax payments of $5,100, $4,250, and $4,150, respectively, and made interest payments of $0, $305, and $538, respectively.

                              Notes to Consolidated Financial Statements [Cont.]
                                   (dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 17. QUARTERLY DATA (UNAUDITED)

   The unaudited results of operations for the quarters for the years ended December 31, 1996 and 1995 were as follows:

1996 QUARTERLY FINANCIAL DATA

                                               December 31     September 30       June 30          March 31
                                              -------------   --------------     ---------        ----------
Interest income ....................           $16,985           $16,849           $16,526           $16,322
Interest expense ...................             7,050             7,005             6,833             6,793
                                               -------           -------           -------           -------
     Net interest income ...........             9,935             9,844             9,693             9,529
Provision for loan losses ..........               200               315               215               315
                                               -------           -------           -------           -------
     Net interest income after
        provision for loan losses ..             9,735             9,529             9,478             9,214
Other income .......................             1,648             1,452             1,500             1,629
Other expenses .....................             6,858             7,157             6,572             6,532
                                               -------           -------           -------           -------
Income before income taxes .........             4,525             3,824             4,406             4,311
Applicable income taxes ............             1,406               936             1,359             1,327
                                               -------           -------           -------           -------
     Net income ....................           $ 3,119           $ 2,888           $ 3,047           $ 2,984
                                               =======           =======           =======           =======
Per share data:
   Net earnings per share ..........           $   .80           $   .74           $   .78           $   .76
                                               =======           =======           =======           =======
   Dividends per share .............           $   .23           $   .16           $   .16           $   .16
                                               =======           =======           =======           =======

1995 QUARTERLY FINANCIAL DATA

                                              December 31     September 30         June 30          March 31
                                             -------------   --------------       ---------        ----------
Interest income ....................           $16,350           $16,051           $15,687           $15,457
Interest expense ...................             6,784             6,601             6,524             6,054
                                               -------           -------           -------           -------
     Net interest income ...........             9,566             9,450             9,163             9,403
Provision for loan losses ..........               550               500               423               422
                                               -------           -------           -------           -------
     Net interest income after
        provision for loan losses ..             9,016             8,950             8,740             8,981
Other income .......................             1,577             1,407             1,638             1,473
Other expenses .....................             6,968             5,867             6,294             6,429
                                               -------           -------           -------           -------
Income before income taxes .........             3,625             4,490             4,084             4,025
Applicable income taxes ............             1,080             1,418             1,267             1,232
                                               -------           -------           -------           -------
     Net income ....................           $ 2,545           $ 3,072           $ 2,817           $ 2,793
                                               =======           =======           =======           =======
Per share data:*
   Net earnings per share ..........           $   .65           $   .78           $   .72           $   .71
                                               =======           =======           =======           =======
   Dividends per share .............           $  .304           $  .136           $  .136           $  .136
                                               =======           =======           =======           =======


*Per share data gives effect to a twenty-five percent stock dividend declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.

Report of Independent Auditors
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Univest Corporation of Pennsylvania

   We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univest Corporation of Pennsylvania at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.

                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 21, 1997

                                                Five-Year Performance Highlights
--------------------------------------------------------------------------------


                                     GRAPHS






----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

                                                                (In Thousands, except per share data)
                                                                       Year ended December 31,
                                          1996                1995             1994                1993              1992
                                       ----------          ----------       ----------          ----------        ----------
Total assets ................           $912,459           $881,888           $847,154           $789,887           $791,335
Long-term obligations .......              7,075              4,085              9,438             10,277              7,585
Interest income .............             66,682             63,545             55,921             54,402             58,612
Net interest income .........             39,001             37,582             34,648             31,633             29,835
Provision for loan losses ...              1,045              1,895              1,950              2,480              2,852
Net income ..................             12,038             11,227             10,120              8,787              8,414
Net income per share* .......           $   3.08           $   2.86           $   2.58           $   2.24           $   2.15
Dividends declared per share*               0.71               0.71               0.60               0.56               0.50


*Per share data gives effect to a twenty-five percent stock dividend, declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

   Univest Corporation of Pennsylvania's consolidated net income (in thousands) and earnings per share for 1996, 1995, and 1994 were as follows:

                               1996               1995                1994
Net income                   $12,038             $11,227             $10,120
Earnings per share           $  3.08             $  2.86             $  2.58


   The prior-period per share amounts have been restated to reflect the twenty-five percent stock dividend declared on November 22, 1995 to shareholders of record as of February 15, 1996, payable on March 1, 1996.

1996 VERSUS 1995

The 1996 results compared to 1995 include the following significant pretax components:
    - Net interest income rose $1.4 million or 3.8% due to a 4.8% increase in average earning assets offset by a 2.1% decrease in the net interest margin.
    - The provision for loan losses decreased $850 thousand or 44.9% due to an improvement in asset quality.
    - Salaries and benefits increased $1.1 million or 9.0% due to staff additions directly tied to the opening of new branch locations, and normal salary increases.
    - Net occupancy expense increased $217 thousand or 11.7% due to the addition of several branch locations in 1995 and 1996.
    - Equipment expense rose $530 thousand or 27.9% also due to new branch locations and installation of a new computer system.
    - Other expense decreased $327 thousand or 3.9% mainly due to decrease in costs associated with the disposition of real estate owned offset by an $800 thousand one-time special assessment paid by Pennview Savings Bank to recapitalize the Savings Association Insurance Fund (SAIF).

1995 VERSUS 1994

   The 1995 results compared to 1994 include the following significant pretax components:
    - Net interest income rose $2.9 million or 8.5% due to a 4.6% increase in average earning assets and a 4.3% increase in the net interest margin.
    - Salaries and benefits expense increased 7.3% or $900 thousand due to staff additions in response to the opening of new branch locations, and normal salary increases.
    - Net occupancy expense increased $191 thousand or 11.5% due to the addition of several branch locations in 1994 and 1995.
    - Other expenses increased $662 thousand or 8.5% due to costs associated with the disposition of other real estate owned, less reduction of deposit insurance during 1995.

NET INTEREST INCOME

   Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenues. The following table demonstrates a trend of increasing amounts for 1994 through 1996. Sensitivities associated with the mix of assets and liabilities are numerous and very complex, thus the Corporation commits significant time to managing the net interest margin. The Asset/Liability Management and Investment Committees, along with the Funds Management Department, work to implement strategies with the intent and effort to at least maintain or improve the net interest margin.

   The investment portfolio is and has been primarily short-term in nature, resulting in frequent repricing opportunities for Univest over the three (3) year period analyzed in this report. Investments maturing during the year 1996 were replaced with purchases at similar or higher yields. It is important to again underscore the complexities associated with asset/liability pricing noting the competition within the marketplace that can dramatically impact the margin results. For this reason, as we look to the future, it must be understood that an improving or increasing net interest income is not certain. As discussed later in this section, Univest maintains a short-term positive gap resulting from a large floating-rate loan portfolio.

                     Management's Discussion And Analysis Of Financial Condition
                                               And Results Of Operations (Cont.)
--------------------------------------------------------------------------------

   The following table presents a summary of Univest's average balances, the yields earned on average assets, the cost of average liabilities, and shareholders' equity for the years ended December 31, 1996, 1995, and 1994:

                                          1996                              1995                               1994
                             ------------------------------- -------------------------------- -------------------------------------
                                         Interest                          Interest                           Interest
                               Average   Income/     Average    Average    Income/    Average     Average      Income/      Average
                               Balance   Expense      Rate      Balance    Expense     Rate       Balance      Expense       Rate
                             ------------------------------- -------------------------------- -------------------------------------
Interest-earning assets:
   Investments                $239,649   $14,698       6.1%    $203,266    $12,223      6.0%     $166,364     $ 8,247        4.9%
   Loans                       594,832    51,984       8.7%     583,820     51,322      8.8%      586,206      47,674        8.1%
                              --------  ---------   --------   --------   ---------  ---------   --------    ----------   ---------
Total interest-earning
   assets                      834,481    66,682       8.0%     787,086     63,545      8.1%      752,570      55,921        7.4%
Noninterest-earning assets      55,376                           56,946                            57,026
                              --------                         --------                          --------
Total assets                  $889,857                         $844,032                          $809,596
                              ========                         ========                          ========
Interest-bearing
   liabilities:
   Deposits                   $617,383    25,574       4.1%    $596,237     24,049      4.0%     $574,690      19,413        3.4%
   Borrowings                   56,046     2,107       3.8%      47,177      1,914      4.1%       48,620       1,860        3.8%
                              --------  ---------   --------   --------   ---------  ---------   --------    ----------   ---------
Total interest-bearing
   liabilities                 673,429    27,681       4.1%     643,414     25,963      4.0%      623,310      21,273        3.4%
Noninterest-bearing
   liabilities                 122,932                          115,526                           109,822
                              --------                         --------                          --------
Total liabilities              796,361                          758,940                           733,132
Shareholders' equity            93,496                           85,092                            76,464
                              --------                         --------                          --------
Total liabilities and
   shareholders' equity       $889,857                         $844,032                          $809,596
                              ========  ---------              ========   ---------              ========    --------
Net interest income                      $39,001                           $37,582                            $34,648
                                        =========                         =========                          ========
Interest-rate spread                                   3.9%                             4.1%                                 4.0%
                                                    ========                         =========                         =========
Net interest margin on
   weighted average
   interest-earning assets                            4.7%                             4.8%                                 4.6%
                                                    ========                         =========                         =========
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                       123.9%                           122.3%                               120.7%
                                                    ========                         =========                         =========


Management's Discussion And Analysis Of Financial Condition
And Results Of Operations (Cont.)
--------------------------------------------------------------------------------

INTEREST INCOME

   Interest and fees on loans increased 1.4% or $700 thousand from the $51.3 million recorded for the year ended December 31, 1995, as compared to the $52.0 million for the year ended December 31, 1996. The increase was due to increased volume offset by a prime rate decrease. The prime rate decreased from 8.5% at January 1, 1996 to 8.25% in February 1996. Interest and fees on loans increased $3.6 million or 7.6% when comparing the $51.3 million for 1995 to the $47.7 for 1994. This increase was due to the positive impact of prime rate increases from 8.5% at January 1, 1995 to 9.0% on February 1, 1995 until July 7, 1995 when it decreased to 8.75% and then decreased back to 8.5% on December 20, 1995. Repricing of adjustable rate residential real estate loans also contributed to the increase in both periods.

   Tax-free interest remained constant at $1.9 million when comparing December 31, 1996 to December 31, 1995 and December 31, 1995 to December 31, 1994.

   Interest on U.S. Government obligations increased from $10.4 million for the year ended December 31, 1995 to $13.2 million at December 31, 1996. The increase was due mostly to volume. Interest on government obligations also increased from $6.4 million for the year ended December 31, 1994 to $10.4 million at December 31, 1995. This increase was due to increased yields and volume. Investments maturing during 1996 were replaced with purchases at similar or higher yields.

   Interest and dividends on state and political subdivisions remains constant, increasing from $95 thousand in 1994 to $118 thousand in 1995 and to $172 thousand in 1996. Volumes increased in each of the periods.

   The other securities category consists mainly of U.S. Government Agency obligations. Income on other securities remained stable at $1.0 million for both years ended December 31, 1994 and 1995. Interest income on other securities rose slightly to $1.1 million for the year ended December 31, 1996. The increase in 1996 was due to volume.

   Interest on federal funds sold is the resulting daily investment activity that can be volatile in both interest rate and volume. Interest on federal funds sold decreased from $616 thousand in 1995 to $220 thousand in 1996 due to decreased volume. Income also decreased from $661 thousand in 1994 to $616 thousand in 1995 due to decreased volume offset by increased yield.

INTEREST EXPENSE

   Interest expense on demand deposits decreased 12.5% or $400 thousand from $3.2 million in 1995 to $2.8 million in 1996. Interest expense on demand deposits decreased 5.9% or $200 thousand from $3.4 million in 1994 to $3.2 million in 1995. The decrease in both periods was due to lower volume.

   Interest expense on savings deposits remained stable at $3.1 million when comparing years ended December 31, 1994, 1995, and 1996.

   Interest expense on time deposits for the year ended December 31, 1996 was $19.6 million which is 10.1% or $1.8 million more than the $17.8 million paid in 1995. This increase was due to both increased yields and volume. Interest expense on time deposits increased from $12.8 million in 1994 to $17.8 million in 1995, an increase of $5.0 million. The increase was also due to higher volume and increased yields.

   Interest expense - all other, consists of interest paid on short-term borrowings such as federal funds purchased, the corporate line of credit, repurchase agreements and treasury tax and loan deposit. In addition, Union National Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreements account. Interest expense increased to $1.7 million in 1996 from $1.6 million in 1995 and $1.3 million in 1994. Increases were due to higher volumes and yields on short-term purchased funds.

LONG-TERM DEBT

   Interest on long-term debt increased from $314 thousand at December 31, 1995 to $358 thousand at December 31, 1996. This increase was due to an increase of $3.0 million borrowed from the Federal Home Loan Bank of Pittsburgh by Union National. Interest on long-term debt decreased from $565 thousand in 1994 to $314 thousand in 1995 due to the redemption, during 1995, of $5.0 million of subordinated debt which was incurred by the Corporation in 1990 to partially finance the acquisition of Pennview Savings Bank.

                     Management's Discussion And Analysis Of Financial Condition
                                               And Results Of Operations (Cont.)
--------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES

   Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

   The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided for under FAS 114, which was adopted by the Corporation effective January 1, 1995. Any of the above-factors may cause the provision to fluctuate. The provision for loan losses for the year ended December 31, 1996 was $1.0 million as compared to $1.9 million for 1995 and $2.0 million for 1994. The decrease for 1996 was due to improved asset quality and significant recoveries.

   Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1996 and 1995 allowance for credit losses related to loans that are identified as impaired in accordance with Statement 114 is based on discounted cash flows using the loans' initial effective rate or the fair value of collateral for certain collateral-dependent loans. At December 31, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $2.6 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans was $495 thousand. At December 31, 1995, the recorded investment in loans considered to be impaired was $3.8 million and the related allowance for credit losses for those loans was $728 thousand.

   Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the future collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

   Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, restructured and nonaccrual loans at December 31, 1996 total $5.0 million (versus $6.3 million at December 31, 1995 and $5.6 million at December 31,
1994) and consist mainly of real estate-related commercial loans. For the year ended December 31, 1996, nonaccrual loans resulted in lost interest income of $275 thousand as compared to $530 thousand in 1995 and $567 thousand in 1994. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems. The ratio of the allowance for loan losses to total loans at December 31, 1996 was 1.6% as compared to 1.5% at December 31, 1995. The Corporation's ratio of nonperforming assets to total loans was .91% as of December 31, 1996 and 1.1% as of December 31, 1995.

   During the first quarter of 1996, the Office of the Comptroller of the Currency completed a safety and soundness examination at Union National Bank, the Corporation's subsidiary commercial bank and during the second quarter of 1996, a similar examination was completed by the Federal Deposit Insurance Corporation (FDIC) at Pennview Savings Bank. The dollar value of identified potential problem loans was not revised significantly as a result of either examination. Examination procedures require individual judgements about the borrower's ability to repay loans, sufficiency of collateral values, and the effects of changing economic circumstances. The procedures are similar to those employed by the Corporation in determining the adequacy of the allowance for loan losses and in classifying loans. Judgements made by regulatory examiners may differ from those made by management.

   At December 31, 1996, the Corporation has $553 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property ($400 thousand) and two single family residences ($153 thousand). This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. Included in other operating expense in the consolidated statements of income for the year ended December 31, 1996 were adjustments of $225 thousand to the carrying value of the commercial property to approximate net realizable value. At December 31, 1995, the Corporation had approximately $735 thousand in OREO, and included in other expense in the consolidated statements of income for the year ended December 31, 1995 was $1.1 million due to the write-off of OREO which was necessitated by the disposal of two commercial properties.

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations (Cont.)
--------------------------------------------------------------------------------

NONINTEREST INCOME

   Trust income continues to be a major source of noninterest income, generating fee income for the year ended December 31, 1996 of $2.3 million which was $300 thousand or 15.0% more than the $2.0 million reported for year end December 31, 1995 versus an increase of 11.1% or $200 thousand from 1994 to 1995. The increases result from increases in the market value of assets under management, and increases in the volume of trust accounts.

   Service charges on demand deposits increased $200 thousand from $1.6 million at December 31, 1995 to $1.8 million at December 31, 1996. The increase was due mainly to increased collection of fees. Service charges for the year ended December 31, 1995 remained constant at $1.6 million when compared to the year ended December 31, 1994.

   Other income which is noninterest related consists mainly of general fee income and other miscellaneous nonrecurring types of income. It also includes various types of service charges, such as ATM fees and safe deposit box rent. Other noninterest income of $2.1 million for 1996 is 12.5% or $300 less than the $2.4 million shown for 1995. The 1995 income of $2.4 million is 9.1% or $200 thousand more than the $2.2 million shown for 1994. The decrease in 1996 and the increase in 1995 are the result of a nonrecurring interest recovery on a previously charged-off loan in 1995.

ASSET SALES

   Sales of mortgage loans during the year ended December 31, 1996 resulted in a pretax gain of $43 thousand as compared to a gain of $101 thousand for the year ended December 31, 1995. The decrease resulted from increasing long-term rates during 1996. The Corporation currently sells all long-term fixed rate residential mortgage loans with terms in excess of fifteen (15) years. For the year ended December 31, 1995, sales of mortgage loans provided a pretax gain of $101 thousand as compared to a loss of $12 thousand for the year ended December 31, 1994. The increase was due to decreased long-term rates during 1995.

   During 1996, U.S. Treasury notes totaling approximately $11 million were sold from the available-for-sale portfolio at a net loss of $9 thousand. These securities were sold to provide future yield enhancement and extend maturities. In 1995 and 1994, securities totaling approximately $15 million and $7.2 million, respectively, were sold from the available-for-sale account at a net loss of $66 thousand and $27 thousand, respectively. The securities sold during 1995 and 1994 were sold to provide yield enhancement and extend maturities. The total of debt and equity securities held in the available-for-sale account as of December 31, 1996 is $69 million versus $56 million at December 31, 1995. The cumulative unrealized gain of $18 thousand, net of taxes, has been credited to shareholders' equity as of December 31, 1996.

NONINTEREST EXPENSE

   The operating costs of the Corporation are known as other expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, attempting to provide technological innovation whenever practical, as operations change or expand. Salaries and benefits increased $1.1 million or 9.0% from $13.3 million in 1995 to $14.5 million in 1996. Salaries and benefits also increased 7.3% or $900 thousand from $12.4 million in 1994 to $13.3 million in 1995. The increases were due to normal salary and staff increases and the opening of three additional offices during 1996 and four in 1995.

   Net occupancy expense increased by 10.5% or $200 thousand from $1.9 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. Net occupancy also increased 11.8% or $200 thousand when comparing the years ended 1995 and 1994. The increases were due to the opening of three additional branches in 1996 and four in 1995. Equipment expense increased 26.3% from $1.9 million in 1995 to $2.4 million in 1996, an increase of $500 thousand. Equipment also increased $200 thousand or 11.8% from $1.7 million in 1994 to $1.9 million in 1995. Both increases were due to the new branch locations and additionally, in 1996, to costs associated with the conversion to a new computer system.

   Other expenses of $8.2 million decreased $300 thousand or 3.5% for the year ended December 31, 1996 as compared to $8.5 million expense for 1995. The decrease is due mainly to a reduction in the write-down of other real estate owned from $1.1 million in 1995 to $225 thousand for 1996. This decrease was offset by Pennview Savings Bank's payment of a one-time special assessment of
65.7 basis points for insured deposits at March 31, 1995. This assessment came as a result of President Clinton signing into law a bill containing provisions to recapitalize the Savings Insurance Fund (SAIF) portion of the Federal Deposit Insurance Corporation (FDIC). The assessment resulted in a one-time pretax charge to Pennview of $800 thousand, which is included in other expense for the year ended December 31, 1996. This charge will result in a lower insurance premium to be paid by Pennview. Beginning in January 1997, Pennview will pay a premium of 6.4 basis points and Union National Bank will pay a premium of 1.3 basis points to reduce the Financing Corporation (FICO) bonds. Pennview previously paid 23 basis points and Union National Bank paid a minimum annual deposit premium of $2 thousand. Union National's federal insurance premium decreased $650 from 1995 to 1996 because the Bank Insurance Fund (BIF) reached its 1.25% reserve requirement in 1995. This decrease was offset by increases in advertising and stationery and printing due to the new branch offices and computer conversion.

                     Management's Discussion And Analysis Of Financial Condition
                                               And Results Of Operations (Cont.)
--------------------------------------------------------------------------------

   Other expenses of $8.5 million increased $700 thousand or 9.0% for the year ended December 31, 1995 as compared to $7.8 million expense for 1994. The increase was due to the write-down of other real estate owned of $1.1 million. Increases in consulting and student loan processing fees added to the increase. The increase was offset in part by a decrease of approximately $550 thousand due to the reduction of Federal Deposit Insurance Corporation
(FDIC) premiums paid by Union National Bank because the Bank Insurance Fund
(BIF) reached its 1.25% reserve requirement for well-capitalized members such as Union National, members of the BIF began paying premiums of 4 basis points on insured deposits during third and fourth quarters of 1995. Previously, Union paid 23 basis points. Other expense includes but is not limited to items such as data processing, goodwill amortization, marketing, audit, exam, legal and other fees, other taxes, along with insurance, printing, stationery, supplies and contributions, any of which can fluctuate up or down in a given year.

TAX PROVISION

   The provision for income taxes was $5.0 million for the years ended December 31, 1996 and 1995, while the provision for the year ended December 31, 1994 was $4.5 million. The provision for income taxes for 1996, 1995, and 1994 was at effective rates of 29.4%, 30.8%, and 31.0%, respectively. The effective tax rate for the year ended December 31, 1996 reflects the recognition of $200 thousand of tax benefits for a tax refund received by Pennview Savings Bank. In addition, the effective tax rate reflects the benefits of tax credits generated from investments in low-income housing tax projects. The impact on the overall tax liability was not material for the year ended December 31, 1996.

   As of December 31, 1996, the Corporation's net deferred tax asset was $2.2 million. Realization of this asset over time is dependent in part upon the Corporation generating earnings in future periods. In determining that the realization of the deferred tax asset was "more likely than not," the Corporation gave consideration to a number of factors, including its recent earnings history and its expectations for earnings in the future and concluded that no valuation allowance was necessary at December 31, 1996. The Corporation will continue to review the tax criteria of "more likely than not" for the recognition of the deferred tax asset on a quarterly basis.

FINANCIAL CONDITION

   During 1996, total assets increased to $912.5 million, an increase of $30.6 million or 3.5% over the $881.9 million in 1995. Investment securities increased $17.7 million to $242.2 million as compared to the $224.5 million at December 31, 1995. Federal funds sold decreased from $16.5 million at December 31, 1995 to $69 thousand at December 31, 1996.

   Total loans increased by $21.1 million from $586.0 million at December 31, 1995 to $607.1 million at December 31, 1996.

   Total deposits grew from $725.0 million at December 31, 1995 to $733.8 million at December 31, 1996, an increase of $8.8 million.

   Both short-term borrowings (Federal Funds Purchased) and long-term borrowings increased by $10.9 million and $3.0 million, respectively, when comparing 1996 to 1995. The additional borrowings were for liquidity purposes.

   Shareholders' equity increased $8.0 million or 9.0% to $97.3 million at December 31, 1996 compared to $89.3 million at December 31, 1995.

ASSET/LIABILITY MANAGEMENT, LIQUIDITY

   The primary functions of Asset/Liability Management are to assure adequate liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates. Univest analyzes its position by the use of Gap analysis, flow of funds reports, and a simulation model. More emphasis continues to be placed on the simulations which show the impact of different rate environments and their respective projected results relative to the current and projected balance sheet makeup.

   Univest focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects the Corporation's interest sensitivity over that period of time was positive at December 31, 1996. This positive or asset-sensitive gap will generally benefit the Corporation's net interest rate margin in a rising interest rate environment while falling interest rates will negatively impact the Corporation. The Corporation remains asset sensitive mainly as a result of a large floating rate portfolio held by the commercial bank subsidiary. The floating loans mentioned here are tied to prime, and fall into the one-month gap category causing the asset-sensitive position.

   The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed rate basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest amounts calculated on an agreed-upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations (Cont.)
--------------------------------------------------------------------------------

   During 1996, $20.0 million of "Pay Floating, Receive Fixed" swaps were entered into by the Corporation. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. At December 31, 1995, $10.0 million in notional amount interest rate swaps were outstanding. These swaps are also "Pay Floating, Receive Fixed." The contracts entered into by the Corporation in 1995 and 1996 expire as follows: $10 million in notional principal amount in August 1997 and $20 million in notional principal amount in March 1998. The impact of the interest rate swaps on net interest income for the year ended December 31, 1996 was a positive $69 thousand and for the year ended December 31, 1995 a positive $1 thousand.

   The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 1996, the market value of interest-rate swaps in a favorable value position was $38 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $6 thousand. At December 31, 1995, the market value of interest-rate swaps in a favorable position was $121 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

CAPITAL ADEQUACY

   Shareholders' equity at December 31, 1996 was $97.3 million or 10.7% of total assets compared to shareholders' equity of $89.3 million or 10.1% as of December 31, 1995. December 31, 1996 shareholders' equity includes a positive adjustment of $18 thousand related to the unrealized security gains, net of taxes on investment securities available for sale, while shareholders' equity at December 31, 1995 includes net unrealized securities gains of $261 thousand.

   Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I, which is composed of total shareholders' equity, excluding the adjustment for the unrealized securities gains and losses, and also excluding any goodwill, Tier II, also includes the applicable portion of the allowance for possible loan losses and applicable adjustment for subordinated debt. Minimum required Tier II total risk-based capital is 8.0%. Under the requirements, Univest has Tier I capital ratios of 14.3% and 13.8%, and total risk-based capital ratios of 15.5% and 15.0% at December 31, 1996 and 1995, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards. (See note 15 for details)

   In November 1995, the Corporation's Board of Directors approved the repurchase of 5% (approximately 200,000 shares) of its outstanding common stock in open market or negotiated transactions. At December 31, 1996, a total of 44,091 shares have been repurchased at an aggregate cost of $1.4 million.

FASB NO. 125

   In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowings and collateral transactions, and for extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. Management does not believe this Statement will have a material impact on the Corporation's financial condition or results of operations.