Form 10-Q
period 1997-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1997-04-29
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                      10-Q


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 1997.
                                                ---------------
                                       or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the Transition Period From         to        .
                                                           -------    -------

                       UNIVEST CORPORATION OF PENNSYLVANIA
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-1886144
         ------------                                  ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation of organization)

               10 West Broad Street, Souderton, Pennsylvania 18964
               ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code (215) 721-2400
                                                           --------------
                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value
--------------------------
         (Title of Class)                              3,876,984
                                                       ---------
                                              (Number of shares outstanding
                                              at 3/31/97)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report 10-K for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.


2.  Per Share Data

The following average shares were used for the computation of earnings per share:

                                  For the Three Months
                                     Ended March 31,

                               1997                  1996

Average Shares             3,881,113.8           3,920,830.6

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

       UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  (UNAUDITED)     (SEE NOTE)
                                                March 31, 1997 December 31, 1996
                                                -------------- -----------------
                                                          (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                          $  32,356        $  38,934

  INVESTMENT SECURITIES HELD-TO-MATURITY             163,579          173,145
  (MARKET VALUE $162,474 AT 3/31/97
  AND $173,373 AT 12/31/96)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE            82,373           69,428

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                              --                 69

  LOANS                                              613,028          607,069
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES           (9,884)          (9,801)
                                                   ---------        ---------
      NET LOANS                                      603,144          597,268

  OTHER ASSETS                                        35,235           33,615
                                                   ---------        ---------
      TOTAL ASSETS                                 $ 916,687        $ 912,459
                                                   =========        =========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING            $ 115,553        $ 122,087
  DEMAND DEPOSITS, INTEREST BEARING                  149,684          138,953
  REGULAR SAVINGS DEPOSITS                           131,318          125,483
  TIME DEPOSITS                                      354,669          347,245
                                                   ---------        ---------
    TOTAL DEPOSITS                                   751,224          733,768

  SHORT-TERM BORROWINGS                               45,258           60,716
  OTHER LIABILITIES                                   14,695           13,633
  LONG-TERM DEBT                                       7,075            7,075
                                                   ---------        ---------
    TOTAL LIABILITIES                                818,252          815,192

SHAREHOLDERS' EQUITY
  COMMON STOCK                                        19,636           19,636
  ADDITIONAL PAID-IN CAPITAL                          34,544           34,544
  RETAINED EARNINGS                                   46,369           44,260
  NET UNREALIZED SECURITIES GAINS (LOSSES)              (489)              18
  TREASURY STOCK                                      (1,625)          (1,191)
                                                   ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                        98,435           97,267
                                                   ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 916,687        $ 912,459
                                                   =========        =========


NOTE: THE BALANCE SHEET AT DECEMBER 31,1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

       UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                          1997                   1996

                                                     (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                   $12,518                 $12,327
    EXEMPT FROM FEDERAL INCOME TAXES                         488                     497
                                                         -------                 -------
      TOTAL INTEREST AND FEES ON LOANS                    13,006                  12,824

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                 3,619                   3,390
  OTHER INTEREST INCOME                                       32                     108
                                                         -------                 -------
      TOTAL INTEREST INCOME                               16,657                  16,322
                                                         -------                 -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                     6,361                   6,323
  OTHER INTEREST EXPENSE                                     522                     470
                                                         -------                 -------
      TOTAL INTEREST EXPENSE                               6,883                   6,793
                                                         -------                 -------

NET INTEREST INCOME                                        9,774                   9,529
PROVISION FOR LOAN LOSSES                                    210                     315
                                                         -------                 -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         9,564                   9,214

OTHER INCOME                                               1,824                   1,619
GAINS ON SALES OF SECURITIES                                  45                      10
                                                         -------                 -------
      TOTAL OTHER INCOME                                   1,869                   1,629

OTHER EXPENSES
  SALARIES AND BENEFITS                                    3,774                   3,449
  OTHER EXPENSES                                           3,267                   3,083
                                                         -------                 -------
      TOTAL OTHER EXPENSE                                  7,041                   6,532
                                                         -------                 -------

INCOME BEFORE INCOME TAXES                                 4,392                   4,311

APPLICABLE INCOME TAXES                                    1,379                   1,327
                                                         -------                 -------

NET INCOME                                               $ 3,013                 $ 2,984
                                                         =======                 =======

PER COMMON SHARE DATA:

NET INCOME                                               $  0.78                 $  0.76
CASH DIVIDENDS DECLARED                                  $  0.23                 $  0.16

       Univest Corporation of Pennsylvania and Consolidated Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                            For the three months ended,

                                                                                       March 31, 1997          March 31, 1996
                                                                                       --------------          --------------
Cash flows from operating activities:
  Net income                                                                               $ 3,013                 $ 2,984
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                      83                     221
    Depreciation of premises and equipment                                                     609                     537
    Discount accretion on investment securities                                               (142)                   (149)
    Deferred (tax benefit) income tax                                                           (9)                    118
    Realized gains on investment securities                                                    (45)                    (10)
    Realized gains on sales of mortgages                                                       (21)                    (13)
    (Decrease) increase in net deferred loan fees                                             (149)                     72
    Increase in interest receivable and other assets                                        (1,528)                 (1,336)
    Increase (decrease) in accrued expenses and other liabilities                            1,348                    (576)
                                                                                           -------                 -------
    Net cash provided by operating activities                                                3,159                   1,848


Cash flows from investing activities:
  Proceeds from maturing time deposits                                                         -                       127
  Proceeds from sales of securities available for sale                                      15,975                   3,019
  Proceeds from maturing securities held to maturity                                        21,059                   9,484
  Proceeds from maturing securities available for sale                                       2,038                   1,175
  Purchases of time deposits                                                                  (188)                    -
  Purchases of investment securities held to maturity                                      (11,177)                (13,809)
  Purchases of investment securities available for sale                                    (31,680)                 (4,126)
  Net decrease in federal funds sold and other short-term investments                           69                  15,293
  Proceeds from sales of mortgages                                                           1,512                   3,134
  Net increase in loans                                                                     (7,301)                 (9,975)
  Capital expenditures                                                                        (701)                   (443)
                                                                                           -------                 -------
  Net cash (used in) provided by investing activities                                      (10,394)                  3,879


Cash flows from financing activities:
  Net increase in deposits                                                                  17,456                   3,585
  Net decrease in short-term borrowings                                                    (15,458)                 (3,998)
  Proceeds from long-term debt                                                                 -                     3,500
  Purchases of treasury stock                                                                 (661)                    -
  Stock issued under dividend reinvestment and employee stock purchase plans                   195                     -
  Proceeds from exercise of stock options                                                       20                     -
  Cash dividends                                                                              (895)                 (1,209)
  Repayments of long-term debt                                                                 -                    (4,010)
                                                                                           -------                 -------
  Net cash provided (used in) by financing activities                                          657                  (2,132)


  Net (decrease) increase in cash and due from banks                                        (6,578)                  3,595
  Cash and due from banks at beginning of period                                            38,934                  30,901
                                                                                           -------                 -------
  Cash and due from banks at end of period                                                 $32,356                 $34,496
                                                                                           =======                 =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                $6,918                  $5,902
    Income taxes                                                                               $65                      $0

                      Management's Discussion And Analysis
                           of Financial Condition and
                              Results of Operations

General

         Total assets increased $4.2 million from $912.5 million at December 31, 1996, to $916.7 milion at March 31, 1997. Cash and due from banks decreased by $6.6 million while net loans and investments increased $5.9 million and $3.4 milion respectively. Deposits increased $17.5 million, mainly due to increased activity in interest bearing demand deposits, regular savings, and time deposits offset by a seasonal decrease in non-interest bearing demand deposits. The increase in deposits was offset by a decrease of $15.5 million in short-term borrowings due to normal business cycle volatility in the corporate daily sweep repurchase account and repayment of Federal Funds purchased.

         Shareholders' equity increased $1.1 million from $97.3 million at December 31, 1996, to $98.4 million at March 31, 1997. Book value per share increased from $25.01 at December 31, 1996 to $25.39 at March 31, 1997, an increase of $.38 per share.

         Net income for the three months ended March 31, 1997 remained constant at $3.0 million. Net interest income and other income showed increases while other expenses also increased.

         Interest and fees on loans increased $182 thousand, mainly due to increased volume offset by lower interest rates. The prime rate, which decreased from 8.50% to 8.25% in February 1996 remained constant at 8.25% from March 1996 until March 1997. The rate increased to 8.50% on March 26, 1997; however, the change has no impact on first quarter earnings.

         Interest on investment securities increased from $3.4 million at March 31, 1996, to $3.6 million at March 31, 1997, or $200 thousand. This increase is attributed mainly to both higher volume and yield.

         Interest expense remained fairly constant going from $6.8 million at March 31, 1996, to $6.9 million at March 31, 1997. The increase was due to volume.

         The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. First quarter ended March 31, 1997, shows net interest income of $9.8 million which is a $300 thousand increase over the $9.5 million recorded for first quarter ended March 31, 1996. Increases in net interest income were generated more by volume rather than rate because the net interest spread for the first quarter of 1997 decreased by 10 basis points and the net interest margin decreased by 7 basis points versus first quarter 1996 results.

         The following table illustrates the aforementioned effects:

                                   1st QUARTER 1997         1st QUARTER 1996
                                   AVG. BALANCE RATE        AVG. BALANCE RATE
                                   -----------------        -----------------

Interest Earnings Assets           $847,311     7.86%      $816,150      8.00%
Interest Bearing Liabilities        676,319     4.07%       661,499      4.11%

Net Interest Income                   9,774                   9,529
Net Interest Spread                             3.79%                    3.89%
Net Interest Margin                             4.61%                    4.67%

         The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest amounts calculated on an agreed upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

         During the first quarter of 1997, the Corporation entered into $20.0 million of "Pay Floating, Receive Fixed" swaps. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. At December 31, 1996, $30.0 million in notional amount interest rate swaps were outstanding. These swaps are also "Pay Floating, Receive Fixed." The contracts entered into by the Corporation expire as follows: $10.0 million in notional principal amount in August 1997, $20.0 million in notional principal amount in March 1998, and $20.0 million in notional principal amount in first quaarter 1999. The impact of interest rate swaps on net interest income for the quarter ended March 31, 1997, was a positive $26 thousand and for the quarter ended March 31, 1996, a positive $12 thousand.

         The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 1997, the market value of interest-rate swaps in a favorable value position was $22 thousand. The market value of interest-rate swaps in an unfavorable position totaled $104 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

         The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FASB Statement 114, which was adopted by the Corporation effective January 1, 1995. Any of the above criteria may cause the provision to fluctuate. For the quarter ended March 31, 1997, the provision was $210 thousand and for the quarter ended March 31, 1996, the provision was $315 thousand.

         The allowance for credit losses related to loans that are considered impaired in accordance with FASB Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral dependent loans. At March 31, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement 114 was $2.8 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans was $480 thousand. For the three months ended March 31, 1997, the Corporation did not recognize any interest income on those impaired loans. At March 31, 1996, the recorded investment in loans considered to be impaired was $3.3 million and the related allowance for credit losses for these loans was $665 thousand.

         Generally, a loan (including a loan impaired under FASB Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis and nonaccrual loans at March 31, 1997, were $4.6 million and consist mainly of real estate related commercial loans. Cash basis and nonaccrual loans at March 31, 1996, totaled $5.2 million. For the quarter ended March 31, 1997, nonaccrual loans resulted in lost interest income of $79 thousand as compared to $80 thousand for the quarter ended March 31, 1996. At March 31, 1997, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At March 31, 1997, and December 31, 1996, the reserve for loan losses remained constant at 1.6% of total loans.

         At March 31, 1997, the Corporation has $708 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property ($400 thousand) and four single family residences ($308 thousand). This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets.

         Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Other income increased $200 thousand or 12.5% from $1.6 million at March 31, 1996, to $1.8 million at March 31, 1997. The increase was due mainly to increased trust department commissions resulting from increases in the market value of assets under management and increases in the volume of trust accounts. Increases also occurred in fee income.

         Gains on sales of securities increased from $10 thousand for the quarter ended March 31, 1996, to $45 thousand for the quarter ended March 31, 1997. During first quarter 1997, securities totaling approximately $16 million were sold from the available for sale portfolio at a net gain of $45 thousand. Those securities were sold to provide future yield enhancement and extend maturities.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders'equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the avilable-for-sale account as of March 31, 1997, is $82.3 million as compared to $69.4 million at December 31, 1996. At March 31, 1997, a net unrealized loss of $489 thousand was recorded, compared to a net unrealized gain of $18 thousand at December 31, 1996. This change was due to the increase in rates during the period.

         Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended March 31, 1997, totals $7.0 million which is 7.7% or $0.5 million more than the $6.5 million shown for March 31, 1996. The increase was due mainly to salary and staff increases, and occupancy and equipment costs, due to the opening of five additional office locations since March 1996, and the installation of a new computer system in May 1996. Other expenses such as marketing, advertising, and consultant fees also increased when comparing quarter ended March 31, 1997, with quarter ended March 31, 1996.

         An income tax provision of $1.4 million is shown for the quarter ended March 31, 1997 and $1.3 million for the quarter ended March 31, 1996. The provision for income taxes for the quarter ended March 31, 1997, and March 31, 1996, was at effective rates of 31.4% and 30.8% respectively.

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
















                                     Univest Corporation of Pennsylvania
                                     -------------------------------------------
                                                        (Registrant)





Date       4/21/97                   /s/ Merrill S. Moyer
     ------------------              -------------------------------------------
                                              Merrill S. Moyer, Chairman




Date       4/21/97                   /s/ Wallace H. Bieler
     ------------------              -------------------------------------------
                                      Wallace H. Bieler, Senior Vice President
                                       and Chief Financial Officer