Form 10-Q
period 1997-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1997-08-08
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                      10-Q


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 1997.
                                                 -------------
                                       or

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


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                                   3,865,192
--------------------------                                   ---------
    (Title of Class)                              (Number of shares outstanding
                                                   at 6/30/97)

                       UNIVEST CORPORATION OF PENNSYLVANIA

                                      INDEX


                                                                                   Page Number
                                                                                   -----------

Part I.  Financial Information:
Item 1:           Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                                   1

                  Consolidated Statements of Income
                  Six Months Ended June 30, 1997 and 1996                               2

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996                               3

                  Notes to Condensed Consolidated Financial Statements                  4


Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   5


Part II. Other Information:

                  Other Information                                                    10



Part I.
Item 1.
        UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (UNAUDITED)          (SEE NOTE)
                                                     June 30, 1997      December 31, 1996
                                                      -----------         ------------
                                                               (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                             $  32,762            $  38,934

  INVESTMENT SECURITIES HELD-TO-MATURITY                151,464              173,145
  (MARKET VALUE $151,216 AT 6/30/97
  AND $173,373 AT 12/31/96)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE               86,749               69,428

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                1,400                   69

  LOANS                                                 640,179              607,069
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES              (10,207)              (9,801)
                                                      ---------            ---------
      NET LOANS                                         629,972              597,268

  OTHER ASSETS                                           38,432               33,615
                                                      ---------            ---------
      TOTAL ASSETS                                    $ 940,779            $ 912,459
                                                      =========            =========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING               $ 125,868            $ 122,087
  DEMAND DEPOSITS, INTEREST BEARING                     148,514              138,953
  REGULAR SAVINGS DEPOSITS                              132,712              125,483
  TIME DEPOSITS                                         361,803              347,245
                                                      ---------            ---------
    TOTAL DEPOSITS                                      768,897              733,768

  SHORT-TERM BORROWINGS                                  50,139               60,716
  OTHER LIABILITIES                                      13,823               13,633
  LONG-TERM DEBT                                          7,075                7,075
                                                      ---------            ---------
    TOTAL LIABILITIES                                   839,934              815,192

SHAREHOLDERS' EQUITY
  COMMON STOCK                                           19,636               19,636
  ADDITIONAL PAID-IN CAPITAL                             34,544               34,544
  RETAINED EARNINGS                                      48,738               44,260
  NET UNREALIZED SECURITIES GAINS                            38                   18
  TREASURY STOCK                                         (2,111)              (1,191)
                                                      ---------            ---------
    TOTAL SHAREHOLDERS' EQUITY                          100,845               97,267
                                                      ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 940,779            $ 912,459
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

        UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                1997           1996           1997           1996

                                                     (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS        $13,104        $12,419        $25,622        $24,746
    EXEMPT FROM FEDERAL INCOME TAXES              501            488            989            985
                                              -------        -------        -------        -------
      TOTAL INTEREST AND FEES ON LOANS         13,605         12,907         26,611         25,731

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                      3,820          3,559          7,439          6,949
  OTHER INTEREST INCOME                            31             60             63            168
                                              -------        -------        -------        -------
      TOTAL INTEREST INCOME                    17,456         16,526         34,113         32,848
                                              -------        -------        -------        -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                          6,604          6,356         12,965         12,679
  OTHER INTEREST EXPENSE                          572            477          1,094            947
                                              -------        -------        -------        -------
      TOTAL INTEREST EXPENSE                    7,176          6,833         14,059         13,626
                                              -------        -------        -------        -------

NET INTEREST INCOME                            10,280          9,693         20,054         19,222
PROVISION FOR LOAN LOSSES                         370            215            580            530
                                              -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               9,910          9,478         19,474         18,692

OTHER INCOME                                    1,794          1,500          3,618          3,119
GAINS ON SALES OF SECURITIES                       13           --               58             10
                                              -------        -------        -------        -------
      TOTAL OTHER INCOME                        1,807          1,500          3,676          3,129

OTHER EXPENSES
  SALARIES AND BENEFITS                         3,733          3,594          7,507          7,043
  OTHER EXPENSES                                3,183          2,978          6,450          6,061
                                              -------        -------        -------        -------
      TOTAL OTHER EXPENSE                       6,916          6,572         13,957         13,104
                                              -------        -------        -------        -------

INCOME BEFORE INCOME TAXES                      4,801          4,406          9,193          8,717

APPLICABLE INCOME TAXES                         1,518          1,359          2,897          2,686
                                              -------        -------        -------        -------

NET INCOME                                    $ 3,283        $ 3,047        $ 6,296        $ 6,031
                                              -------        -------        -------        -------
PER COMMON SHARE DATA:

NET INCOME                                    $  0.85        $  0.78       $   1.62        $  1.54
CASH DIVIDENDS DECLARED                       $  0.23        $  0.16       $   0.46        $  0.32

Univest Corporation of Pennsylvania and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                           For the six months ended,
                                                                                                 (in thousands)

                                                                                       June 30, 1997     June 30, 1996
                                                                                       -------------     -------------
Cash flows from operating activities:
  Net income                                                                               $  6,296         $  6,031
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                      406              814
    Depreciation of premises and equipment                                                    1,199            1,085
    Discount accretion on investment securities                                                (256)            (294)
    Deferred (tax benefit) income tax                                                          (185)              18
    Realized gains on investment securities                                                     (58)             (10)
    Realized (gains) losses on sales of mortgages                                               (37)              10
    (Decrease) increase in net deferred loan fees                                              (231)             (24)
    Increase in interest receivable and other assets                                         (5,120)          (1,701)
    Increase in accrued expenses and other liabilities                                          369            2,317
                                                                                          ---------         --------
    Net cash provided by operating activities                                                 2,383            8,246


Cash flows from investing activities:
  Proceeds from maturing time deposits                                                         --                 67
  Proceeds from sales of securities available for sale                                       20,987            3,019
  Proceeds from maturing securities held to maturity                                         35,636           16,586
  Proceeds from maturing securities available for sale                                        4,308            2,298
  Purchases of time deposits                                                                   (553)            --
  Purchases of investment securities held to maturity                                       (13,177)         (29,622)
  Purchases of investment securities available for sale                                     (42,497)         (11,105)
  Net (Increase) decrease in federal funds sold and other short-term investments             (1,331)          16,308
  Proceeds from sales of mortgages                                                            3,160            5,741
  Net increase in loans                                                                     (36,002)         (16,280)
  Capital expenditures                                                                         (896)          (1,349)
                                                                                          ---------         --------
  Net cash used in investing activities                                                     (30,365)         (14,337)


Cash flows from financing activities:
  Net increase in deposits                                                                   35,129           12,171
  Net (decrease) increase in short-term borrowings                                          (10,577)           1,413
  Proceeds from long-term debt                                                                 --              7,000
  Purchases of treasury stock                                                                (1,406)            (271)
  Treasury stock issued under dividend reinvestment and
    employee stock purchase plans                                                               392             --
  Proceeds from exercise of stock options                                                        59               11
  Cash dividends                                                                             (1,787)          (1,836)
  Repayments of long-term debt                                                                 --             (4,010)
                                                                                          ---------         --------
  Net cash provided by financing activities                                                  21,810           14,478


  Net (decrease) increase in cash and due from banks                                         (6,172)           8,387
  Cash and due from banks at beginning of period                                             38,934           30,901
                                                                                          ---------         --------
  Cash and due from banks at end of period                                                 $ 32,762         $ 39,288
                                                                                          =========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                               $ 14,077         $ 13,369
    Income taxes                                                                           $  2,975         $  2,600

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.


2.  Per Share Data

The following average shares were used for the computation of earnings per share:

                              For the Three Months                                For  the Six Months
                                  Ended June 30,                                      Ended June 30,

                           1997                      1996                    1997                     1996

Average Shares          3,872,313.8               3,916,548.0             3,876,689.5             3,918,689.3


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

Item 2.
                      Management's Discussion and Analysis
                      ------------------------------------

                           of Financial Condition and
                           --------------------------

                              Results of Operations
                              ---------------------

Net Income
----------

         Net Income for the three months ended June 30, 1997 increased 10.0% or $0.3 million from $3.0 million for the three months ended June 30, 1996 to $3.3 million for the three months ended June 30, 1997. Net income also increased $0.3 million or 5.0% from $6.0 million for the six months ended June 30, 1996 to $6.3 million for the six months ended June 30, 1997. The increases in both periods were due to increased net interest income and other income partially offset by increased other expenses.

Net Interest Income
-------------------

         Interest and fees on loans increased $0.7 million from $12.9 million for the three months ended June 30,1996 to $13.6 million for the three months ended June 30, 1997. For the six months ended June 30,1997, interest and fees on loans increased $0.9 million from $25.7 million at June 30, 1996 to $26.6 million June 30, 1997. The increase in both periods was mainly due to increased loan volume.

         Interest on investment securities increased $0.2 million or 5.6% from $3.6 million for the three month period ended June 30, 1996 to $3.8 million. For the six months ended June 30, 1997 interest on investments increased by $0.5 million or 7.2% from $6.9 million for the six months June 30, 1996 to $7.4 million for the same period in 1997. The increase in both periods is attributed to increased volume.

         Interest expense increased from $6.8 million for the three months ended June 30, 1996 to $7.2 million for the three months ended June 30, 1997, an increase of $0.4 million. Interest expense increased $0.5 million for the six months ended June 30, 1997. The increase in both periods came as a result of increased volume.

         The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earnings assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Six months ended June 30, 1997 shows net interest income of $20.1 million which is a $0.9 million increase over the $19.2 million recorded for the six months ended June 30, 1996. Increases in net interest income were generated more by volume rather than rate because the net interest spread for the six months ended June 30, 1997 decreased by 6 basis points and the net interest margin decreased by 1 basis point versus second quarter ended June 30, 1996 results.

         The following demonstrates the aforementioned effects:

                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                      6/30/97                               6/30/96
                                                      -------                               -------
                                                 AVG. BALANCE  RATE                   AVG. BALANCE  RATE
                                                 ------------------                   ------------------

Interest Earnings Assets                          $861,326     7.92%                 $823,679       7.98%
Interest Bearing Liabilities                       686,889     4.09%                  667,089       4.09%

Net Interest Income                                 20,054                             19,222
Net Interest Spread                                            3.83%                                3.89%
Net Interest Margin                                            4.66%                                4.67%



         The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Because a large portion of the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

         During the first quarter of 1997, the Corporation entered into $20.0 million of "Pay Floating, Receive Fixed" swaps. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. At December 31, 1996, $30.0 million in notional amount interest rate swaps were outstanding. These swaps are also "Pay Floating, Receive Fixed." The contracts entered into by the Corporation expire as follows: $10.0 million in notional principal amount in August 1997, $20.0 million in notional principal amount in March 1998, and $20.0 million in notional principal amount in first quarter 1999. The impact of interest rate swaps on net interest income for the quarter ended June 30, 1997 was a positive $18 thousand as compared to a positive $19 thousand for the quarter ended June 30, 1996. For the six months ended June 30, 1997 the impact was a positive $44 thousand as compared to a positive $31 thousand for the six months ended June 30, 1996. The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 1997, the Corporation had no interest rate swaps with the market value in a favorable position. The market value of interest-rate swaps in an unfavorable position totaled $147 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

ASSET QUALITY
-------------

         Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

         The adequacy of allowance for loan losses is determined through a quarterly evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under FASB Statement 114. Any of the above criteria may cause the provision to fluctuate. For the three and six months ended June 30, 1997, the provisions for loan losses were $0.4 million and $0.6 million respectively. For the three and six months ended June 30, 1996 the provisions were $0.2 million and $0.5 million respectively.

         At June 30, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement 114 was $2.2 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans was $578 thousand. For the three and six months ended June 30, 1997, the Corporation did not recognize any interest income on those impaired loans. At June 30, 1996, the recorded investment in loans considered to be impaired was $1.8 million and the related allowance for credit losses for these loans was $717 thousand.

         Generally, a loan (including a loan impaired under FASB Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis and nonaccrual loans at June 30, 1997, were $4.6 million and consist mainly of real estate related commercial loans. Cash basis and nonaccrual loans June 30, 1996, totaled $3.0 million. For the quarter ended June 30, 1997, nonaccrual loans resulted in lost interest income of $67 thousand as compared to $65 thousand for the quarter ended June 30, 1996. For the six months ended June 30, 1997 lost interest totaled $146 thousand as compared to $145 thousand for the same period in 1996. At June 30, 1997, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At June 30, 1997, and December 31, 1996, the reserve for loan losses remained constant at 1.6% of total loans.

         The Corporation, at June 30, 1997, has a total of $304 thousand of Other Real Estate Owned ("OREO") consisting of four single family residences. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income
------------

         Other income which is non-interest related consists mainly of general fee income, trust department commissions, and other miscellaneous non-recurring types of income. Other income increased $0.3 million or 20.0% from $1.5 million for three months ended June 30, 1996, to $1.8 million for the three months ended June 30, 1997. Other income for the six months ended June 30, 1997 also increased by $0.6 million or 19.4% from $3.1 million for the six months ended June 30, 1996 to $3.7 million for the six months ended June 30, 1997. Gains in both periods are attributed to increased trust department commissions resulting from increases in the market value of assets under management and increases in the volume of trust accounts, along with increased fee income. For the three months ended June 30, 1997 increases also occurred due to the profit on the sale of a closed branch office building and a profit on the sale of a commercial piece of real estate which was being held as OREO.

         During the quarter ended June 30, 1997 securities totaling approximately $7 million were sold or matured resulting in a net gain of $13 thousand. The proceeds of the sales were used mainly to purchase $5 million of Bank Owned Life Insurance. There were no gains on sale of securities for the quarter ended June 30, 1996. For the six months ended June 30, 1997 gains on sale of securities total $58 thousand as compared to $10 thousand for the six months ended June 30, 1996.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of June 30, 1997, is $86.7 million as compared to $69.4 million at December 31, 1996. At June 30, 1997, a net unrealized gain of $38 thousand was recorded, compared to a net unrealized gain of $18 thousand at December 31, 1996.

Other Expenses
--------------

         Other expenses increased from $6.6 million for the quarter ended June 30, 1996 to $6.9 million for the quarter ended June 30,1997, an increase of $0.3 million or 4.5%. For the six months ended June 30, 1997 other expenses increased 6.9% or $0.9 million from $13.1 million at June 30, 1996 to $14.0 million at June 30, 1997. Increases in both periods were due mainly to salary and staff increases, and occupancy costs due to the opening of five additional offices since June 1996. Other expenses such as marketing, consultant fees, telephone costs and ATM fees also increased. Increases for the quarter ended June 30, 1997 were offset by a decrease in adjustments to the carrying value of OREO.

Income Tax Expense
------------------

         An income tax provision of $1.5 million is shown for the quarter ended June 30, 1997 and $1.4 million for the quarter ended June 30, 1996. The effective tax rates were 31.6% and 31.0% respectively. For the six months ended June 30, 1997 the provision was $2.9 million as compared to $2.7 million for the six months ended June 30, 1996. The effective tax rates being 31.5% and 31.0% respectively. The effective rate for all periods is less than the statutory rate of 35% due to tax-free interest income.

Financial Condition
-------------------

         Total assets increased $28.3 million or 3.1% from $912.5 million at December 31, 1996 to $940.8 million at June 30, 1997. Cash and due from banks decreased by $6.2 million while loans increased $33.1 million. Investments decreased approximately $5.0 million, while other assets increased approximately $5.0 million. This change was caused by the sale of securities in order to purchase $5.0 million of Bank Owned Life Insurance.

         Total liabilities increased $24.7 million or 3.0% from $815.2 million at December 31, 1996 to $839.9 million at June 30, 1997. Deposits increased by $35.1 million to $768.9 million at June 30, 1997 from $733.8 million at December 31, 1996. Short term borrowings decreased $10.6 million due to a decrease in Federal Funds Purchased.

         Shareholders' equity increased to $100.8 million at June 30, 1997 from $97.3 million at December 31, 1996, an increase of $3.5 million or 3.6%. Book value per share increased from $25.01 at December 31, 1996 to $26.09 at June 30, 1997. An increase of $1.08 per share or 4.3%.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings--None

Item 2.  Changes in Securities--None

Item 3.  Defaults upon Senior Securities--None

Item 4.  Submission of Matters to a Vote of Security Holders--Not applicable

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on Form 8-K were filed during the quarter for which this report is filed.

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
















                                     Univest Corporation of Pennsylvania
                                     -----------------------------------
                                                (Registrant)





Date
    ------------
                                     -----------------------------------
                                         Merrill S. Moyer, Chairman




Date
    ------------
                                     -----------------------------------
                                     Wallace H. Bieler, Executive Vice President and Chief Financial Officer