Form 10-Q
period 1997-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1997-11-13
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    Form 10-Q


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1997.
                                                -------------------
                                      or

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

        Registrant's telephone number, including area code (215) 721-2400
                                                            -------------

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
                                        -----       -----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                                 3,852,353
--------------------------                                 ---------
      (Title of Class)                           (Number of shares outstanding
                                                  at 9/30/97)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                                Page Number
Part I.  Financial Information:

Item 1:           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996                            1

                  Condensed Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1997 and 1996             2

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996                       3

                  Notes to Condensed Consolidated Financial Statements                4


Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 5


Part II. Other Information:

                  Other Information                                                   12


Part III.  Financial Data Schedule                                                    14


Part I.

Item 1:

        UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            (UNAUDITED)                (SEE NOTE)
                                                        September 30, 1997          December 31, 1996
                                                        ------------------          -----------------
                                                                                      (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                   $  27,959                  $  38,934

  INVESTMENT SECURITIES HELD-TO-MATURITY                      139,174                    173,145
  (MARKET VALUE $139,364 AT 9/30/97
  AND $173,373 AT 12/31/96)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                    100,724                     69,428

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                       --                           69

  LOANS                                                       628,656                    607,069
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                    (10,391)                    (9,801)
                                                           ----------                 ----------
      NET LOANS                                               618,265                    597,268

  OTHER ASSETS                                                 46,130                     33,615
                                                           ----------                 ----------
      TOTAL ASSETS                                          $ 932,252                  $ 912,459
                                                           ==========                 ==========
LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                     $ 121,391                  $ 122,087
  DEMAND DEPOSITS, INTEREST BEARING                           146,268                    138,953
  SAVINGS DEPOSITS                                            124,790                    125,483
  TIME DEPOSITS                                               355,660                    347,245
                                                           ----------                 ----------
    TOTAL DEPOSITS                                            748,109                    733,768

  SHORT-TERM BORROWINGS                                        57,768                     60,716
  OTHER LIABILITIES                                            14,127                     13,633
  LONG-TERM DEBT                                                9,075                      7,075
                                                           ----------                 ----------
    TOTAL LIABILITIES                                         829,079                    815,192

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                 19,636                     19,636
  ADDITIONAL PAID-IN CAPITAL                                   34,544                     34,544
  RETAINED EARNINGS                                            51,446                     44,260
  NET UNREALIZED SECURITIES GAINS                                 263                         18
  TREASURY STOCK                                               (2,716)                    (1,191)
                                                           ----------                 ----------
    TOTAL SHAREHOLDERS' EQUITY                                103,173                     97,267
                                                           ----------                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 932,252                  $ 912,459
                                                           ==========                 ==========

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31,1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

        UNIVEST CORPORATION OF PENNSYLVANIA AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                    FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                       ENDED SEPT. 30,                     ENDED SEPT. 30,
                                                       ---------------                     ---------------

                                                   1997             1996              1997              1996
                                                   ----             ----              ----              ----

                                                            (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS           $13,190           $12,594           $38,812           $37,340
    EXEMPT FROM FEDERAL INCOME TAXES                 520               476             1,509             1,461
                                                 -------           -------           -------           -------
      TOTAL INTEREST AND FEES ON LOANS            13,710            13,070            40,321            38,801

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                         3,671             3,765            11,110            10,714
  OTHER INTEREST INCOME                              111                14               174               182
                                                 -------           -------           -------           -------
      TOTAL INTEREST INCOME                       17,492            16,849            51,605            49,697
                                                 -------           -------           -------           -------
INTEREST EXPENSE
  INTEREST ON DEPOSITS                             6,726             6,440            19,691            19,119
  OTHER INTEREST EXPENSE                             575               565             1,669             1,512
                                                 -------           -------           -------           -------
      TOTAL INTEREST EXPENSE                       7,301             7,005            21,360            20,631
                                                 -------           -------           -------           -------

NET INTEREST INCOME                               10,191             9,844            30,245            29,066
PROVISION FOR LOAN LOSSES                            315               315               895               845
                                                 -------           -------           -------           -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                  9,876             9,529            29,350            28,221

OTHER INCOME                                       2,075             1,450             5,693             4,569
GAINS ON SALES OF SECURITIES                          41                 2                99                12
                                                 -------           -------           -------           -------
      TOTAL OTHER INCOME                           2,116             1,452             5,792             4,581

OTHER EXPENSES
  SALARIES AND BENEFITS                            3,852             3,503            11,359            10,546
  OTHER EXPENSES                                   2,814             3,654             9,264             9,715
                                                 -------           -------           -------           -------
      TOTAL OTHER EXPENSE                          6,666             7,157            20,623            20,261
                                                 -------           -------           -------           -------

INCOME BEFORE INCOME TAXES                         5,326             3,824            14,519            12,541

APPLICABLE INCOME TAXES                            1,653               936             4,550             3,622
                                                 -------           -------           -------           -------
NET INCOME                                       $ 3,673           $ 2,888           $ 9,969           $ 8,919
                                                 =======           =======           =======           =======
PER COMMON SHARE DATA:

NET INCOME PER SHARE                             $  0.95           $  0.74           $  2.58           $  2.28
CASH DIVIDENDS DECLARED PER SHARE                $  0.25           $  0.16           $  0.71           $  0.48


Univest Corporation of Pennsylvania and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                             For the nine months ended,
                                                                                                    (in thousands)

                                                                                           Sept. 30, 1997      Sept. 30, 1996
                                                                                           --------------      --------------
Cash flows from operating activities:
  Net income                                                                                  $  9,969            $  8,919
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                         590               1,144
    Depreciation of premises and equipment                                                       1,782               1,654
    Net discount accretion on investment securities                                               (342)               (445)
    Deferred (tax benefit) income tax                                                               (5)               (704)
    Realized gains on investment securities                                                        (99)                (12)
    Realized gains on sales of mortgages                                                           (59)                (15)
    Decrease in net deferred loan fees                                                            (314)               (187)
    Increase in interest receivable and other assets                                            (2,987)             (1,545)
    Increase (decrease) in accrued expenses and other liabilities                                  299              (1,204)
                                                                                              --------            --------
    Net cash provided by operating activities                                                    8,834               7,605


Cash flows from investing activities:
  Proceeds from maturing time deposits                                                            --                    78
  Proceeds from sales of securities available for sale                                          21,028               5,021
  Proceeds from maturing securities held to maturity                                            61,748              21,228
  Proceeds from maturing securities available for sale                                           7,624               3,340
  Purchases of time deposits                                                                    (1,321)               --
  Purchases of investment securities held to maturity                                          (26,163)            (29,622)
  Purchases of investment securities available for sale                                        (59,424)            (17,115)
  Premium paid to purchase Bank Owned Life Insurance                                           (10,000)               --
  Net decrease in federal funds sold and other short-term investments                               69              11,412
  Proceeds from sales of mortgages                                                               5,071               8,393
  Net increase in loans                                                                        (26,285)            (23,298)
  Capital expenditures                                                                          (1,310)             (2,056)
                                                                                              --------            --------
  Net cash used in investing activities                                                        (28,963)            (22,619)


Cash flows from financing activities:
  Net increase in deposits                                                                      14,341               2,606
  Net (decrease) increase in short-term borrowings                                              (2,948)             15,279
  Proceeds from long-term debt                                                                   2,000               7,000
  Purchases of treasury stock                                                                   (2,246)               (591)
  Treasury stock issued under dividend reinvestment and
    employee stock purchase plans                                                                  625                --
  Proceeds from exercise of stock options                                                           59                  11
  Cash dividends                                                                                (2,677)             (2,462)
  Repayments of long-term debt                                                                    --                (4,010)
                                                                                              --------            --------
  Net cash provided by financing activities                                                      9,154              17,833


  Net (decrease) increase in cash and due from banks                                           (10,975)              2,819
  Cash and due from banks at beginning of period                                                38,934              30,901
                                                                                              --------            --------
  Cash and due from banks at end of period                                                    $ 27,959            $ 33,720
                                                                                              ========            ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                                  $ 21,646            $ 20,579
    Income taxes                                                                              $  4,375            $  4,150


UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.


2.  Per Share Data

The following weighted average shares were used for the computation of earnings per share:

                                           For the Three Months                           For the Nine Months
                                              Ended Sept. 30,                                Ended Sept. 30,

                                        1997                 1996                    1997                    1996

Weighted Average Shares             3,861,047.4           3,907,484.7             3,871,418.2             3,914,927.2


In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

Item 2.
                      Management's Discussion and Analysis
                      ------------------------------------
                           of Financial Condition and
                           --------------------------
                              Results of Operations
                              ---------------------

Net Income
----------

         Net income for the three months ended September 30, 1997 increased 27.6% or $0.8 million from $2.9 million for the three months ended September 30, 1996 to $3.7 million for the three months ended September 30, 1997. The increase was due to higher net interest income, greater fee income and a decrease in other expenses. The 1996 one-time SAIF assessment accounts for the 3rd quarter 1997 other expense reduction which was then, offset by an increase in the provision for income taxes. Net income also increased $1.1 million or 12.4% to $10.0 million for the nine months ended September 30, 1997 as compared to $8.9 million for the nine months ended September 30, 1996. This increase for the nine month period was also improved by net interest income and fee income as noted for the 1997 3rd quarter offset by increased operating expenses and the provision for income taxes.

Net Interest Income
-------------------

         Interest and fees on loans increased $0.6 million from $13.1 million for the three months ended September 30, 1996 to $13.7 million for the three months ended September 30, 1997. For the nine months ended September 30, 1997, interest and fees on loans increased $1.5 million from $38.8 million at September 30, 1996 to $40.3 million at September 30, 1997. The increase in both periods was due to greater loan volume.

         Interest on investment securities decreased $0.1 million from $3.8 million for the three month period ended September 30, 1996 to $3.7 million for the three month period ended September 30, 1997. This decrease resulted from lower average investment security volume. For the nine months ended September 30, 1997, interest on investments grew by $0.4 million from $10.7 million for the nine months ended September 30, 1996 to $11.1 million for the same period in 1997. The increase is attributed to higher average volume for the period.

         Interest expense went from $7.0 million for the three months ended September 30, 1996 to $7.3 million for the three months ended September 30, 1997, an increase of $0.3 million. Interest expense grew $0.8 million from $20.6 million for the nine months ended September 30, 1996 to $21.4 million for the nine months ended September 30, 1997. This higher cost for both periods is attributed more to volume than rate.

         The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earnings assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Nine months ended September 30, 1997 shows net interest income of $30.2 million which is a $1.1 million increase over the $29.1 million recorded for the nine months ended September 30, 1996. Improvement to the net interest income was generated more by volume than rate because the net interest spread for the nine months ended September 30, 1997 decreased by six basis points while the net interest margin decreased by two basis points for the same comparative period.

         The following demonstrates the aforementioned effects:

                                                   NINE MONTHS ENDED
                                                   -----------------
                                       9/30/97                              9/30/96
                                       -------                              -------
                                  AVG. BALANCE RATE                   AVG. BALANCE RATE
                                  -----------------                   -----------------

Interest Earnings Assets        $867,020       7.94%                  $830,533     7.98%

Interest Bearing Liabilities     691,647       4.12%                   671,433     4.10%


Net Interest Income               30,245                                29,066

Net Interest Spread                            3.82%                               3.88%

Net Interest Margin                            4.65%                               4.67%


         The Corporation is permitted to use interest-rate swap agreements. A goal of the Corporation would be to convert a portion of its floating rate commercial loans to a fixed basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Because a large portion of the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

         During 1997, the Corporation entered into $30.0 million of "Pay Floating, Receive Fixed" swaps. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. At September 30, 1996 and December 31, 1996, $30.0 million in notional amount interest rate swaps were outstanding. These swaps are also "Pay Floating, Receive Fixed." During third quarter 1997, one swap contract with a notional principal amount of $10.0 million expired. At September 30, 1997 $50.0 million in notional amount interest rate swaps were outstanding. The remaining contracts entered into by the Corporation expire as follows: $20.0 million in notional principal amount in March 1998, $20.0 million in notional principal amount in first quarter 1999, and $10.0 million in third quarter 1999. The impact of interest rate swaps on net interest income for the quarter ended September 30, 1997 was a positive $14 thousand as compared to a positive $19 thousand for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 the impact was a positive $58 thousand as compared to a positive $50 thousand for the nine months ended September 30, 1996. The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 1997 the market value of interest-rate swaps in a favorable position was $52 thousand, while the market value of interest rate swaps in an unfavorable position totaled $15 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

         The adequacy of allowance for loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided for under FASB Statement 114. Any of the above criteria may cause the provision to fluctuate. For the three and nine months ended September 30, 1997, the provisions for loan losses were $0.3 million and $0.9 million respectively. For the three and nine months ended September 30, 1996 the provision was $0.3 million and $0.8 million, respectively.

         At September 30, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement 114 was $2.3 million (all of which were on a non-accrual basis); the related allowance for credit losses for those loans was $0.4 million. For the three and nine months ended September 30, 1997 and 1996, the Corporation did not recognize any interest income on those impaired loans. At September 30, 1996, the recorded investment in loans considered to be impaired was $3.0 million and the related allowance for credit losses for these loans was $0.9 million.

         Generally, a loan (including a loan impaired under FASB Statement 114) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at September 30, 1997, were $4.7 million and consist mainly of real estate related commercial loans. Cash basis, non-accrual and restructured loans September 30, 1996 totaled $4.1 million. For the quarter ended September 30, 1997, non-accrual loans resulted in lost interest income of $48 thousand as compared to $55 thousand for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 lost interest totaled $216 thousand as compared to $200 thousand for the same period in 1996. At September 30, 1997, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At September 30, 1997, and December 31, 1996, the reserve for loan losses remained constant at 1.6% of total loans.

         The Corporation at September 30, 1997, has a total of $149 thousand of Other Real Estate Owned ("OREO") consisting of two single family residences. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income
------------

         Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. Other income increased $0.6 million or 40.0% from $1.5 million for the three months ended September 30, 1996 to $2.1 million for the three months ended September 30, 1997. Other income for the nine months ended September 30, 1997 increased $1.1 million or 23.9% from $4.6 million for the nine months ended September 30, 1996 to $5.7 million for the nine months ended September 30, 1997. Gains in both periods are attributed to increased trust department commissions resulting from higher market value of assets under management and growth to the number of trust accounts, along with greater fee income, and for the three months ended September 30, 1997, earnings from the purchase of Bank Owned Life Insurance. Other income for the nine month period ended September 30, 1997 also includes a gain on the sale of a closed branch office building and a gain on the sale of a piece of commercial real estate which was being held in OREO. These gains totaled $230 thousand.

         During the quarter ended September 30, 1997, securities totaling approximately $11 million were sold or matured resulting in a net gain of $41 thousand. The proceeds of sales were used mainly to fund the Corporation's purchase of Bank Owned Life Insurance. Gain on sales of securities for the three months ended September 30, 1996 totaled $2 thousand. For the nine months ended September 30, 1997, gains on sale of securities totaled $99 thousand as compared to $12 thousand for the nine months ended September 30, 1996.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of September 30, 1997, is $100.7 million as compared to $69.4 million at December 31, 1996. At September 30, 1997, a net unrealized gain of $263 thousand was recorded, compared to a net unrealized gain of $18 thousand at December 31, 1996.

Other Expenses
--------------

         Other expenses decreased from $7.2 million for the quarter ended September 30, 1996 to $6.7 million for the quarter ended September 30, 1997 due primarily to the one-time SAIF assessment in 1996 of $0.8 million. For the nine months ended September 30, 1997 other expenses increased 1.5% or $0.3 million from $20.3 million at September 30, 1996 to $20.6 million at September 30, 1997. Increases occurred in both periods due to salary and staff increases and occupancy costs associated with opening four additional offices since September 1996. Other expenses such as marketing, consultant fees, telephone costs, and ATM fees also increased. This growth in other expenses, however, was offset in both the three and nine month periods by the decrease of $0.8 million representing the one-time SAIF special assessment paid in 1996.

Income Tax Expense
------------------

         An income tax provision of $1.7 million was recorded for the quarter ended September 30, 1997 and $1.0 million for the quarter ended September 30, 1996. The effective tax rates were 31.0% and 24.5% respectively. For the nine months ended September 30, 1997 the provision was $4.6 million as compared to $3.6 million for the nine months ended September 30, 1996 with effective tax rates of 31.3% and 28.9% respectively. The effective tax rates for the three and nine months ended September 30, 1996 reflects the recognition of $0.2 million of tax benefits related to tax refunds received by Pennview Savings Bank. The effective tax rate for all periods is less than the statutory rate of 35% due to tax-free income.

Financial Condition
-------------------

         Total assets grew $19.8 million or 2.2% from $912.5 million at December 31, 1996 to $932.3 million at September 30, 1997. Cash and due from banks decreased $11.0 million while loans increased $21.6 million. Investments decreased by $3.0 million and other assets increased $12.0 million. This change was mainly due to the purchase of $10.0 million of bank-owned life insurance.

         Total liabilities grew $13.9 million or 1.7% from $815.2 million at December 31, 1996 to $829.1 million at September 30, 1997. Deposits increased $14.3 million to $748.1 million at September 30, 1997 from $733.8 million at December 31, 1996.

         Shareholders' equity grew to $103.2 million at September 30, 1997 from $97.3 million at December 31, 1996, an increase of $5.9 million or 6.17%. Book value per share improved from $25.01 at December 31, 1996 to $26.78 at September 30, 1997, an increase of $1.77 per share or 7.1%.

Other
-----

         On July 31, 1997, Union National Bank entered into an agreement with First Union National Bank for the purchase of its East Greenville, Montgomery County, branch office.

         Acquisition of the branch office will increase Union National's deposits by approximately $15 million and certain loans by approximately one million. Union National's scheduled date for assuming complete operations of the branch is October 27, 1997.

         The year 2000 date change issue that impacts almost every area of the Corporation, is being actively worked on by a committee appointed by senior management. A plan has been developed, software inventoried, hardware identified, contracts and insurance issues are under review, and all business units are involved in the process. Some testing of a few minor systems has been completed. Testing will continue throughout 1998 with core applications. Preliminary cost estimates have not been finalized, but remediation efforts will be expensed.

Recent Accounting Pronouncements
--------------------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

                  The FASB has issued Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Statement No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. It is believed that the adoption of this standard will have any impact on the Corporation's financial statements.

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. These statements are being evaluated as to the effects they will have on the financial statements and disclosures. The Statements are expected to have no effect on the Corporation's results of operations, financial position, capital resources, or liquidity.

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
















                                          Univest Corporation of Pennsylvania
                                    -------------------------------------------
                                                     (Registrant)





Date
    -------------------             -------------------------------------------
                                             Merrill S. Moyer, Chairman




Date
    -------------------             -------------------------------------------
                                    Wallace H. Bieler, Executive Vice President
                                     and Chief Financial Officer