Form 10-K
period 1997-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 1998-03-27
CIK 102212

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997       Commission File number 0-7617
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

Registrant's telephone number, including area code (215) 721-2400
                                                   --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                  3,816,873
--------------------------                       -----------------------------
    (Title of Class)                             (Number of shares outstanding
                                                           at 2/28/98)


         The approximate aggregate market value of voting stock held by non affiliates of the registrant is $200,788,848 as of February 28, 1998.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ( )

         Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 7, 1998. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1997.

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

         Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-six (26) banking offices, one off-premises automated teller machines and provides banking and trust services to the residents and employees of ten retirement homes. Fifteen banking offices are in Montgomery County and eleven banking offices are in Bucks County. One off-premises automated teller machine is located in Montgomery County.

         Pennview Savings Bank conducts operations through five (5) full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

         As of January 31, 1998, Univest and its subsidiaries employed four hundred and forty-one (441) persons.

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

Supervision and Regulation

         Union National Bank is subject to supervision and is regularly examined by the Office of the Comptroller of the Currency. Also, Union National Bank is subject to examination by the Federal Deposit Insurance Corporation and by the

Federal Reserve System. Pennview Savings Bank is regulated by the Federal Deposit Insurance Corporation and by the Department of Banking of the Commonwealth of Pennsylvania.

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

         Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 14.1% and 14.3%, and total risk-based capital ratios of 15.2% and 15.5% at December 31, 1997 and 1996, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

Market Risk

         When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Corporation expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending and deposit taking activities, Univest is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. Univest's Asset/Liability Management Committee (ALMC) manages interest rate risk in a manner so as to provide adequate and predictable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.

         Univest uses both GAP and simulation techniques to quantify its exposure to interest rate risk. The company uses GAP techniques to identify and monitor long term rate exposure and uses a simulation model to measure the short term rate exposures. The company runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a 1 year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is permitted to use interest rate swaps and interest rate caps/floors with indices that correlate to on-balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate based on the corporation's current economic outlook. The effect of the interest rate swaps that the bank uses to reduce its earnings volatility due to rate risk are also included in the results of the simulation.

         At December 31, 1997, the simulation, based upon forward-looking assumptions, projects that Univest's greatest interest margin exposure to interest rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause Univest's interest margin, over a 1 year horizon, to be approximately 2.5% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 3.5% negative impact to the interest margin resulting from a gradual 200 basis point parallel yield curve shift over a forward looking 12 month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income" in the Annual Report and the Interest Rate Sensitivity Analysis on page 16.

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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

     TABLE I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                ($ in thousands)

                                                         1997                               1997/1996

                                             Average        Income/     Avg.      Volume       Rate                     Average
ASSETS:                                      Balance        Expense     Rate      Change      Change        Total       Balance
                                             -------        -------     ----      ------      ------        -----       -------
Cash and due from banks                     $ 29,244                                                                   $ 30,866
Time deposits with other banks                 1,522           $ 83      5.5       $ 51         $ 2         $ 53            588

U.S. Government obligations                  199,733         12,274      6.1       (709)       (214)        (923)       213,981
Oblig. of states & political sub.              4,728            219      4.6         35          12           47          3,967
Other securities                              36,547          2,372      6.5      1,322          16        1,338         16,278
Federal Reserve bank stock                       761             46      6.0          1           0            1            752
Federal funds sold and other
  short-term investments                       4,204            223      5.3          7          (4)           3          4,083
                                            --------         ------                                                    --------

  Total investments                          245,973         15,134      6.2                                            239,061
                                            --------         ------     ----                                           --------



Commercial loans                             137,520         12,632      9.2      1,239        (124)       1,115        124,372
Real estate loans                            361,089         31,612      8.8       (245)        363          118        363,050
Installment loans                             75,395          6,373      8.5      1,157         (61)       1,096         61,190
Home equity loans                             15,300          1,647     10.8       (127)         16         (111)        16,393
Municipal loans                               36,545          2,059      5.6        389        (268)         121         29,827
                                            --------         ------                                                    --------

  Gross loans                                625,849         54,323      8.7                                            594,832
                                                             ------     ----

    Less:  valuation reserve                 (10,159)                                                                    (9,582)
                                            --------                                                                   --------

      Net loans                              615,690                                                                    585,250
                                            --------                                                                   --------


Property and equipment, net                   16,761                                                                     16,436
Other assets                                  20,047                                                                     17,656
                                            --------                                                                   --------


  Total assets                              $929,237                                                                   $889,857
                                            ========                                                                   ========

                      (TABLE RESTUBBED FROM PREVIOUS PAGE)

                                               1996                       1996/1995                                   1995

                                         Income/     Avg.      Volume       Rate                     Average        Income/    Avg.
ASSETS:                                  Expense     Rate      Change      Change        Total       Balance        Expense    Rate
                                         -------     ----      ------      ------        -----       -------        -------    ----
Cash and due from banks                                                                             $ 30,645
Time deposits with other banks            $ 30       5.1        $ 9        $ (2)          $ 7            406          $ 23      5.7

U.S. Government obligations             13,197       6.2      2,402         349         2,751        174,355        10,446      6.0
Oblig. of states & political sub.          172       4.3         64         (10)           54          2,535           118      4.7
Other securities                         1,034       6.4         87         (29)           58         14,697           976      6.6
Federal Reserve bank stock                  45       6.0          0           0             0            746            45      6.0
Federal funds sold and other
  short-term investments                   220       5.4       (343)        (53)         (396)        10,527           616      5.9
                                        ------                                                      --------        ------

  Total investments                     14,668       6.1                                             202,860        12,201      6.0
                                        -------     ----                                            ---------       ------     ----



Commercial loans                        11,517       9.3     (6,162)          -        (6,162)       190,451        17,679      9.3
Real estate loans                       31,494       8.7      5,914         586         6,500        292,751        24,994      8.5
Installment loans                        5,277       8.6        674         (54)          620         53,702         4,657      8.7
Home equity loans                        1,758      10.7       (219)        (93)         (312)        18,501         2,070     11.2
Municipal loans                          1,938       6.5        101         (85)           16         28,415         1,922      6.8
                                        ------                                                      --------        ------

  Gross loans                           51,984       8.7                                             583,820        51,322      8.8
                                        ------      ----                                                            ------     ----

    Less:  valuation reserve                                                                          (8,965)
                                                                                                    --------

      Net loans                                                                                      574,855
                                                                                                    --------


Property and equipment, net                                                                              14,857
Other assets                                                                                             20,409
                                                                                                         ------


  Total assets                                                                                         $844,032
                                                                                                       ========

                                                           1997                           1997/1996

LIABILITIES:                              Average        Income/     Avg.      Volume       Rate                     Average
                                          Balance        Expense     Rate      Change      Change        Total       Balance
                                          -------        -------     ----      ------      ------        -----       -------
Demand deposits                          $118,960                                                                   $107,993
                                         ---------                                                                  ---------

Interest checking deposits                 73,521          $ 991      1.3       $ (6)        $ -         $ (6)        73,973
Money market savings                       77,013          2,617      3.4        475         319          794         63,849
Regular savings                           128,546          3,183      2.5         51           0           51        126,118
Certificates of deposit                   312,517         17,556      5.6        (83)          -          (83)       313,867
Time open & club accounts                  44,447          2,269      5.1        246          40          286         39,576
                                           -------                                                                    -------

  Total time, int., and inv.
    checking deposits                     636,044         26,616      4.2                                            617,383
                                          --------        -------     ---                                            --------

    Total deposits                        755,004                                                                    725,376
                                          --------                                                                   --------


Federal funds purchased                     3,541            203      5.7        (51)          9          (42)         4,433
Loans & securities sold under
  agreement to repurchase                  49,133          1,608      3.3        160           -          160         44,001
Other borrowings                            8,592            485      5.6         56          15           71          7,612
Subordinated notes                             -              -       0.0          0           -            -             -
                                               --             --                                                          --

  Total borrowings                         61,266          2,296      3.7                                             56,046
                                           -------         ------     ---                                             -------

Accrued expenses & other liab.             11,787                                                                     14,939
                                           -------                                                                    -------


  Total liabilities                       828,057                                                                    796,361
                                          --------                                                                   --------

SHAREHOLDERS' EQUITY:

Common stock                               19,636                                                                     19,636
Capital surplus                            34,539                                                                     34,545
Retained earnings                          47,005                                                                     39,315
                                           -------                                                                    -------

  Total shareholders' equity              101,180                                                                     93,496
                                          --------                                                                    -------

  Total liabilities and share-
    holders' equity                      $929,237                                                                   $889,857
                                         =========                                                                  =========

Weighted avg. yield on interest-earning assets                          8.0%
Weighted avg. rate paid on interest-bearing liab.                       4.1%
Net yield                                                               4.7%

                         (RESTUBBED FROM PREVIOUS PAGE)

                                           1996                          1996/1995                              1995

LIABILITIES:                         Income/        Avg.      Volume       Rate                    Average        Income/     Avg.
                                     Expense        Rate      Change      Change       Total       Balance        Expense     Rate
                                     -------        ----      ------      ------       -----       -------        -------     ----
Demand deposits                                                                                   $ 99,547
                                                                                                  --------

Interest checking deposits             $ 997         1.3       $ 23      $ (292)     $ (269)        72,886        $ 1,266      1.7
Money market savings                   1,823         2.9       (113)          0        (113)        67,858          1,936      2.9
Regular savings                        3,132         2.5         53           0          53        125,419          3,079      2.5
Certificates of deposit               17,639         5.6        872         599       1,471        299,498         16,168      5.4
Time open & club accounts              1,983         5.0        444         (61)        383         30,576          1,600      5.2
                                                                                                    -------         ------

  Total time, int., and inv.
    checking deposits                 25,574         4.1                                           596,237         24,049      4.0
                                      -------        ---                                           --------        -------     ---

    Total deposits                                                                                 695,784
                                                                                                   -------


Federal funds purchased                  245         5.5        185          (7)        178          1,093             67      6.1
Loans & securities sold under
  agreement to repurchase              1,448         3.3        212         (38)        174         37,760          1,274      3.4
Other borrowings                         414         5.4        125          21         146          5,338            268      5.0
Subordinated notes                        -          0.0          0        (305)       (305)         2,986            305     10.2
                                          --                                                         ------           ----

  Total borrowings                     2,107         3.8                                            47,177          1,914      4.1
                                       ------        ---                                            -------         ------     ---

Accrued expenses & other liab.                                                                      15,979
                                                                                                    ------


  Total liabilities                                                                                758,940
                                                                                                   -------

SHAREHOLDERS' EQUITY:

Common stock                                                                                        15,727
Capital surplus                                                                                      8,163
Retained earnings                                                                                   61,202
                                                                                                    ------

  Total shareholders' equity                                                                        85,092
                                                                                                    ------

  Total liabilities and share-
    holders' equity                                                                               $844,032
                                                                                                  ========

Weighted avg. yield on interest-earning assets      8.0%                                                                      8.1%
Weighted avg. rate paid on interest-bearing liab.   4.1%                                                                      4.0%
Net yield                                           4.7%                                                                      4.8%

Note:    (1) For rate calculation purposes, average loan categories include unearned discount.

         (2) Nonaccrual loans have been included in the average loan balances.

         (3) Certain amounts have been reclassified to conform with the current-year presentation.

         (4) Included in interest income are loan fees of $1,253 for 1997, $1,364 for 1996 and $1,310 for 1995.

         (5) Table I has not been tax equated.

* The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                   TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                             (Thousands of Dollars)


                                                                        CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                                December 31,            December 31,          December 31,
                                                                  1997 (a)                1996 (a)             1995 (a)
                                                                ------------            ------------          ------------
U. S. Treasury, government corporations and agencies             $ 195,048               $ 213,360             $ 206,117

State and political subdivisions                                     4,676                   4,980                 3,873

Mortgage-backed securities                                          53,996                  18,529                 9,256

Other                                                                4,445                   5,344                 5,273
                                                                 ---------               ---------             ---------

Total                                                            $ 258,165               $ 242,213             $ 224,519
                                                                 =========               =========             =========

                                                      MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                            December 31,      December 31,      December 31,      December 31,      December 31,      December 31,
                               1997              1997              1996              1996              1995              1995
                             Amount (a)         Yield (b)        Amount (a)         Yield (b)        Amount (a)         Yield (b)
                            ------------      ------------      ------------      ------------      ------------      ------------
1 Year or less               $ 69,916            5.88%           $ 73,215            6.50%           $ 52,749             5.85%

1 Year - 5 Years              136,317            6.19%            155,662            6.06%            159,807             6.19%

5 Years - 10 Years             11,652            6.54%              6,784            6.09%              5,315             5.65%

After 10 Years                 40,280            6.51%              6,552            6.16%              6,648             6.44%
                            ---------            ----           ---------            ----           ---------             ----

Total                       $ 258,165            6.17%          $ 242,213            6.20%          $ 224,519             6.10%
                            =========            ====           =========            ====           =========             ====

Refer to Note 3 to the consolidated financial statements.

a.   Held to maturity and available for sale portfolios are combined.

b. Weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by outstanding amount of the related investment.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                             (Thousands of Dollars)


                                                          December 31,   December 31,   December 31,  December 31,  December 31,
                                                             1997           1996           1995          1994          1993

Real estate Loans
  Construction and land development                       $ 30,951       $ 34,733       $ 54,840       $ 50,954       $ 60,437
  Secured by 1-4 family residential properties             217,782        217,631        216,180        221,098        200,018
  Other real estate loans                                  189,251        178,644        157,925        160,234        164,304

Commercial and industrial loans                            138,812        124,788        120,692        114,103        115,375

Loans to individuals                                        53,500         47,466         40,648         36,810         34,130

All other loans                                              6,143          5,821          4,084          5,639          4,402
                                                          --------       --------       --------       --------       --------

  Total loans                                             $636,439       $609,083       $594,369       $588,838       $578,666
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

As of December 31, 1997                                   Due in One           Due in One        Due in Over
                                                         Year or Less        to Five Years       Five Years              Total
                                                         ------------        -------------       -----------          ----------
Real estate loans
  Construction and land development                        $ 19,611            $ 11,340            $   --              $ 30,951
  Secured by 1-4 family residential properties               70,082              83,873              63,827             217,782
  Other real estate loans                                    75,955              52,466              60,830             189,251

Commercial and industrial loans                             110,653              21,725               6,434             138,812

Loans to individuals                                         19,428              30,156               3,916              53,500

All other loans                                               3,070               2,447                 626               6,143
                                                           --------            --------            --------            --------
  Total loans                                              $298,799            $202,007            $135,633            $636,439
                                                           ========            ========            ========            ========

Loans with a predetermined interest rate                   $ 73,281            $119,989            $131,732            $325,002
Loans with a floating or variable interest rate             225,518              82,018               3,901             311,437
                                                           --------            --------            --------            --------
                                                           $298,799            $202,007            $135,633            $636,439
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

Potential Problem Loans
     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The $3,342 of nonaccruing and restructured loans in 1997 includes $664 which although nonaccruing is performing on current contractual status. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $187 would have been recorded in 1997. Interest income of $94 was recognized on these loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

Loan Concentrations
     At December 31, 1997, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets
     At December 31, 1997, $250 in Other Real Estate Owned was classified as nonperforming. This amount represents all Other Real Estate Owned as of December 31, 1997.

                                                     1997            1996            1995            1994            1993
                                                   Principal       Principal       Principal       Principal       Principal
                                                    Balance         Balance         Balance         Balance         Balance
                                                   ---------       ---------       ---------       ---------       ---------
Nonaccruing loans                                    $3,136          $4,671          $5,855           5,149          $6,991
                                                     ======          ======          ======          ======          ======

Accruing loans 90 days or more past due:

Real estate loans
     Construction and land development                 --              --              --              --              --
     Secured by 1-4 family dwellings                    308             373             234              76              87
     Other real estate                                   36              12              93             172              36

Commercial and industrial loans                          21              19            --              --                67

Loans to individuals                                    159             180             174             247             108

All other loans                                        --              --              --              --              --
                                                     ------          ------          ------          ------          ------

     Total loans, 90 days or more past due              524             584             501             495             298
                                                     ======          ======          ======          ======          ======

     Restructured loans, not included above             206             281             352             422            --
                                                     ======          ======          ======          ======          ======

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

         As the accompanying table indicates, the amount of loan loss provision charged to expense for 1997 was $1,310 compared to $1,045 in 1996 and $1,895 in 1995.

                                                    1997              1996             1995              1994               1993
                                                    ----              ----             ----              ----               ----
Average amount of loans outstanding               $617,082          $590,144          $583,398          $585,644          $563,678

Loan loss reserve at beginning of period          $  9,801          $  8,854          $  8,876          $  7,198          $  8,240

Charge-offs:
     Real estate loans                                 552               990             1,842               701             1,367
     Commercial and industrial loans                   319                20               416               615             2,270
     Loans to individuals                              286               175               236               127               215
     Home equity                                      --                --                --                --                --
     Other                                            --                --                --                --                --
                                                  --------          --------          --------          --------          --------
Total charge-offs:                                   1,157             1,185             2,494             1,443             3,852
                                                  ========          ========          ========          ========          ========

Recoveries:
     Real estate loans                                 167               458               316               146               139
     Commercial and industrial loans                    78               529               157               816                 9
     Loans to individuals                               66                76                75               170               114
     Home equity                                      --                --                --                --                --
     Other                                               5                24                29                39                68
                                                  --------          --------          --------          --------          --------
Total recoveries:                                      316             1,087               577             1,171               330
                                                  ========          ========          ========          ========          ========

Net charge-offs:                                       841                98             1,917               272             3,522

Additions to loan loss reserve                       1,310             1,045             1,895             1,950             2,480

Loan loss reserve at end of period                $ 10,270          $  9,801          $  8,854          $  8,876          $  7,198
                                                  ========          ========          ========          ========          ========

                                         Loan type           Loan type         Loan type          Loan type          Loan type
                                            as %                as %              as %              as %                as %
Amount in reserve by category:            of loans            of loans          of loans          of loans            of loans
                                          --------            --------          --------           --------           --------
Real estate loans                      68.8  $ 3,511        70.8  $3,146      72.2  $   817      73.4  $2,999       73.4  $2,468
Commercial and industrial loans        21.8      610        20.5   1,332      20.3    2,459      19.4   2,495       19.9   2,384
Loans to individuals                    8.4      617         7.8     354       6.8      347       6.3     490        5.9     402
All other loans                         1.0       11         0.9      11       0.7       11       1        15        0.8     538
Unallocated portion                            5,521               4,958              5,220             2,876              1,406
                                             -------              ------            -------            ------             ------
     Total                                   $10,270              $9,801            $ 8,854            $8,875             $7,198
                                             =======              ======            =======            ======             ======

Ratio of Net charge-offs versus average loans    0.1%                0.0%               0.3%              0.0%               0.6%

Total cash-basis and nonaccrual loans of $3,136 at December 31, 1997, were generally comprised of $1,356 in residential real estate loans and $1,780 in commercial real estate loans.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                TABLE V. DEPOSITS
                             (Thousands of Dollars)

                                                                            1997                    1996                    1995
                                                                            ----                    ----                    ----
A.  Average:             Noninterest-bearing demand deposits              $ 118,960               $ 107,993               $ 99,547

                         Interest checking                                   73,521                  73,973                 72,886

                         Money Market savings                                77,013                  63,849                 67,858

                         Saving deposits                                    128,546                 126,118                125,419

                         Time deposits                                      356,964                 353,443                330,074
                                                                          ---------               ---------              ---------

                         Total                                            $ 755,004               $ 725,376              $ 695,784
                                                                          =========               =========              =========


                                                                   Due 3 months        Due 3 - 6        Due 6 - 12         Due over
                                                                     or less             months           months          12 months
                                                                     -------             ------           ------          ---------
B.  Year-end balance:    ($100 or more) outstanding as of
                         December 31, 1997

                         Certificates of deposit                     $  1,700            $ 1,463           $6,578          $ 10,834

                         Other time deposits                         $ 25,778            $ 6,678           $  618          $  1,520

Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits

                 TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                             (Shown as percentages)

                                  1997                 1996              1995
                                  ----                 ----              ----

Return on assets                   1.4                  1.4               1.3

Return on equity                  13.0                 12.9              13.2

Dividend payout ratio             28.2                 23.1              24.9

Equity to assets ratio            10.9                 10.5              10.1

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Thousands of dollars)

                                                                     Within               1 - 5                 Over
                                                                     1 Year               Years               5 Years
                                                                     ------               -----               -------
Rate Sensitive Interest Earnings Assets

     Federal funds sold                                              $ 2,000             $    --             $    --
     Investment securities                                           100,696              157,126               6,254
     Loans                                                           357,182              241,361              36,110
     Hedging instruments                                             (30,000)              30,000                 --
                                                                    --------             --------            --------
                                                                    $429,878             $428,487            $ 42,364

Rate Sensitive Liabilities

     Interest bearing deposits                                       362,991              298,846                 812
     Borrowed funds                                                   58,544                  --                  --
     Net non-interest bearing funds (a)                                  --                   --              179,536
                                                                    --------             --------            --------
                                                                     421,535              298,846             180,348

Excess interest-earning assets (liabilities)                           8,343              129,641            (137,984)

Cumulative excess interest earning assets (liabilities)                8,343              137,984                 --
                                                                    ========             ========            ========


Notes to interest sensitivity analysis:

(a) Net non-interest bearing funds is the sum of non-interest bearing liabilities and shareholders equity minus non-interest earning assets.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)


             LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

                                                             1997           1996             1995
                                                             ----           ----             ----
Balance at December 31                                     $48,389         $48,661          $45,657

Weighted average interest rate at year end                     3.3%            3.3%             3.4%

Maximum amount outstanding at any month's end              $58,521         $53,109          $45,657

Average amount outstanding during the year                 $49,133         $44,001          $37,760

Weighted average interest rate during the year                 3.3%            3.3%             3.4%

Item 2.  Properties

         Univest and its subsidiaries occupy thirty-one properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 22 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.

Item 3.  Legal Proceedings

         There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 7, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         Incorporated by reference from the 1997 Annual Report to Shareholders (Exhibit 13), pages 40-41. Dividend and other restrictions are incorporated by reference from Note 16 of the 1997 Annual Report to Shareholders (Exhibit 13), pages 27 and 28. The number of shareholders as of February 28, 1998, was 1,918.

Item 6.  Selected Financial Data

         Incorporated by reference from the 1997 Annual Report to Shareholders (Exhibit 13), page 33.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference from the 1997 Annual Report to Shareholders (Exhibit 13), pages 34 through 39. Dividend and other restrictions are incorporated by reference from Note 16 of the 1997 Annual Report to Shareholders (Exhibit 13), pages 27 and 28.

Item 7 (a).  Qualitative and Quantitative Disclosures About Market Risk

         The information contained under "Business - Market Risk" in Part I of this Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         Consolidated balance sheets of the registrant at December 31, 1997 and 1996, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1997, and the independent auditors' report thereon are incorporated by reference from the 1997 Annual Report to Shareholders (Exhibit 13), pages 13 through 16.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 7, 1998.

         Executive Officers

         The names and ages of all executive officers of Univest are as follows:

                                                 Principal Occupation
         Officer           Title                 during past 5 years                         Age
Merrill S. Moyer           Chairman              Chairman and Chief Executive                64
                                                 Officer of the Corporation and
                                                 Chairman of Union National Bank

Norman L. Keller           Executive Vice        President and CEO of Pennview               60
                           President             Savings Bank and Executive
                                                 Vice President of the Corporation

Marvin A. Anders           Vice Chairman         Vice Chairman of the Corporation            58
                                                 and Union National Bank

William S. Aichele         President             President of the Corporation                47
                                                 and President and CEO of
                                                 Union National Bank

Wallace H. Bieler          Executive Vice        Executive Vice President                    52
                           President             and CFO of the Corporation
                                                 and Union National Bank

There is no family relationship among any of the executive officers of Univest.

Item 11.  Executive Compensation

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 7, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 7, 1998.

Item 13.  Certain Relationships and Related Transactions

         During 1997, the Corporation and its subsidiaries paid $568,568 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Sons, Inc.

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

         (b) There were no reports on Form 8-K filed in the fourth quarter of 1997.

         (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.

         (d) Financial Statement Schedules - none.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [Item 14(a)]

                                                                       Annual Report
                                                                      to Shareholders*
                                                                      ----------------
Report of Independent Auditors                                             32

Consolidated balance sheets at                                             13
December 31, 1997 and 1996

Consolidated statements of income for each of the                          14
three years in the period ended December 31, 1997

Consolidated statements of changes in shareholders' equity                 15
for each of the three years in the period ended
December 31, 1997

Consolidated statements of cash flows for                                  16
each of the three years in the period ended
December 31, 1997

Notes to consolidated financial statements                                17-31

Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 1997 (Exhibit
13) which is incorporated by references.

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-02513) pertaining to the Univest 1996 Employee Stock Purchase Plan of Univest Corporation of Pennsylvania and in the related Prospectus, in the Registration Statement (Form S-8 No. 333-24987) pertaining to the Univest Corporation of Pennsylvania 1993 Long Term Incentive Plan and in the related Prospectus, and in the Registration Statement (Form S-3 No. 333-02509) pertaining to the Univest Dividend Reinvestment and Stock Purchase Plan of Univest Corporation of Pennsylvania of our report dated January 28, 1998, with respect to the consolidated financial statements of Univest Corporation of Pennsylvania included in this Annual Report (Form 10-K) for the year ended December 31, 1997.





                                                        /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 24, 1998

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

(11) Statement Re Computation of Per Share Earnings - See Footnote 13 in Item (13).

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

UNIVEST CORPORATION OF PENNSYLVANIA
         Registrant

By:      /s/ Robert H. Schong
         ---------------------------------
         Robert H. Schong
         Secretary, March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Merrill S. Moyer                                     /s/ James L. Bergey
--------------------------------------------------       ---------------------------------
Merrill S. Moyer                                         James L. Bergey
Chairman and Director, March 25, 1998                    Director, March 25, 1998


/s/ Marvin A. Anders                                     /s/ Harold M. Mininger
--------------------------------------------------       ---------------------------------
Marvin A. Anders                                         Harold M. Mininger
Vice Chairman, March 25,1998                             Director, March 25, 1998


/s/ Wallace H. Bieler                                    /s/ Paul G. Shelly
-------------------------------------------------        ---------------------------------
Wallace H. Bieler                                        Paul G. Shelly
Executive Vice President and CFO, March 25, 1998         Director, March 25, 1998


/s/ Charles H. Hoeflich                                  /s/ R. Lee Delp
--------------------------------------------------       ---------------------------------
Charles H. Hoeflich                                      R. Lee Delp
Chairman Emeritus, March 25, 1998                        Director, March 25, 1998


/s/ Norman L. Keller                                     /s/ Clair W. Clemens
--------------------------------------------------       ---------------------------------
Norman L. Keller                                         Clair W. Clemens
Executive Vice President, March 25, 1998                 Director, March 25, 1998


/s/ John U. Young                                        /s/ Thomas K. Leidy
--------------------------------------------------       ---------------------------------
John U. Young                                            Thomas K. Leidy
Director, March 25, 1998                                 Director, March 25, 1998


    Consolidated Financial Highlights
    (in thousands, except per share data)

                                                                                                          Percentage
                                                                             1997             1996          Change
    ------------------------------------------------------------------------------------------------------------------------
    Earnings
       Net interest income............................................    $  40,628      $  39,001           4.2%
       Income before income taxes.....................................       19,164         17,066          12.3
       Applicable income taxes........................................        5,987          5,028          19.1
       Net income.....................................................       13,177         12,038           9.5

    Per Share*
       Average shares outstanding.....................................        7,730          7,820          (1.2)
       Income before income taxes.....................................    $    2.47      $    2.18          13.3
       Applicable income taxes........................................    $     .77      $     .64          20.3
       Net income:

       Basic..........................................................    $    1.70      $    1.54          10.4
       Diluted........................................................    $    1.69      $    1.54           9.7
       Book value.....................................................    $   13.64      $   12.51           9.0

    Balance Sheets
       Investments....................................................    $ 258,165      $ 242,213           6.6
       Net loans......................................................      625,293        597,268           4.7
       Deposits.......................................................      792,868        733,768           8.1
       Shareholders' equity...........................................      104,604         97,267           7.5
       Assets.........................................................      973,157        912,459           6.7


-------------------------------------------------------------------------------------------------------------------------------

* Per share amounts and shares outstanding have been adjusted to reflect all stock dividends and stock splits declared through January 1998.


                                                                                                         Consolidated Balance Sheets
                                                                                                   (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                            December 31,
                                                                                                       1997              1996
                                                                                                  ----------------------------------
Assets
   Cash and due from banks...................................................................        $   33,352       $   38,934
   Time deposits with other banks............................................................             5,001              360

   Investment securities held to maturity (market value
     $142,205 and $173,013 at December 31,
     1997 and 1996, respectively)............................................................           141,972          172,785

   Investment securities available for sale..................................................           116,193           69,428

   Federal funds sold and other short-term investments.......................................             2,000               69

   Loans.....................................................................................           635,563          607,069
     Less: Reserve for possible loan losses..................................................           (10,270)          (9,801)
                                                                                                  ----------------------------------
       Net loans.............................................................................           625,293          597,268
                                                                                                  ----------------------------------
   Premises and equipment, net...............................................................            16,604           16,843
   Accrued interest and other assets.........................................................            32,742           16,772
                                                                                                  ==================================
       Total assets..........................................................................        $  973,157       $  912,459
                                                                                                  ==================================

Liabilities
   Demand deposits, noninterest bearing......................................................        $  129,892       $  122,087
   Demand deposits, interest bearing.........................................................           176,115          138,953
   Savings deposits..........................................................................           127,965          125,483
   Time deposits.............................................................................           358,896          347,245
                                                                                                  ----------------------------------
       Total deposits........................................................................           792,868          733,768
                                                                                                  ----------------------------------
   Securities sold under agreements to repurchase............................................            48,389           48,661
   Other short-term borrowings...............................................................             1,157           12,055
   Accrued expenses and other liabilities....................................................            17,064           13,633
   Long-term debt............................................................................             9,075            7,075
                                                                                                  ----------------------------------
       Total liabilities.....................................................................           868,553          815,192
                                                                                                  ----------------------------------

Shareholders' equity
   Common stock, $5 par value; 12,000,000 shares authorized at December 31, 1997 and 1996 and 7,854,322 and 3,927,161 shares issued at December 31, 1997 and
     1996 and 7,671,305 and 3,888,594 shares outstanding at
     December 31, 1997 and 1996, respectively................................................            39,272           19,636
   Additional paid-in capital................................................................            14,908           34,544
   Retained earnings.........................................................................            53,691           44,260
   Net unrealized securities gains...........................................................               350               18
   Treasury stock, 183,017 shares at cost at December 31, 1997 and
     38,567 shares at cost at December 31, 1996..............................................            (3,617)          (1,191)
                                                                                                  ----------------------------------
       Total shareholders' equity............................................................           104,604           97,267
                                                                                                  ----------------------------------
   Total liabilities and shareholders' equity................................................        $  973,157       $  912,459
                                                                                                  ==================================

See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
(in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year ended December 31,
                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Interest income
   Interest and fees on loans:
     Taxable...............................................................        $   52,264        $   50,046       $   49,400
     Exempt from federal income taxes......................................             2,059             1,938            1,922
                                                                                ----------------------------------------------------
   Total interest and fees on loans........................................            54,323            51,984           51,322
   Interest and dividends on investment securities:
     U.S. Government obligations...........................................            12,274            13,197           10,445
     Obligations of state and political subdivisions.......................               219               172              118
     Other securities......................................................             2,418             1,079            1,021
   Interest on time deposits with other banks..............................                83                30               23
   Interest on federal funds sold..........................................               223               220              616
                                                                                ----------------------------------------------------
       Total interest income...............................................            69,540            66,682           63,545
                                                                                ----------------------------------------------------

Interest expense
   Interest on demand deposits.............................................             3,608             2,820            3,202
   Interest on savings deposits............................................             3,183             3,132            3,078
   Interest on time deposits...............................................            19,825            19,622           17,769
   Interest on long-term debt..............................................               425               358              314
   Interest--all other......................................................            1,871             1,749            1,600
                                                                                ----------------------------------------------------
       Total interest expense..............................................            28,912            27,681           25,963
                                                                                ----------------------------------------------------
Net interest income........................................................            40,628            39,001           37,582
Provision for loan losses..................................................             1,310             1,045            1,895
                                                                                ----------------------------------------------------
Net interest income after provision for loan losses........................            39,318            37,956           35,687
                                                                                ----------------------------------------------------

Other income
   Trust...................................................................             2,695             2,290            2,032
   Service charges on demand deposits......................................             1,924             1,814            1,629
   Gains (losses) on sales of securities...................................                95                (9)             (66)
   Gains on sales of mortgages.............................................                95                43              101
   Other...................................................................             3,078             2,091            2,399
                                                                                ----------------------------------------------------
       Total other income..................................................             7,887             6,229            6,095
                                                                                ----------------------------------------------------

Other expenses
   Salaries and benefits...................................................            15,476            14,461           13,320
   Net occupancy...........................................................             2,178             2,073            1,856
   Equipment...............................................................             2,500             2,428            1,898
   Other...................................................................             7,887             8,157            8,484
                                                                                ----------------------------------------------------
       Total other expenses................................................            28,041            27,119           25,558
                                                                                ----------------------------------------------------

Income before income taxes.................................................            19,164            17,066           16,224
Applicable income taxes....................................................             5,987             5,028            4,997
                                                                                ----------------------------------------------------
Net income                                                                         $   13,177        $   12,038       $   11,227
                                                                                ====================================================


Net income per share:
  Basic....................................................................        $    1.70         $    1.54        $    1.43
                                                                                ====================================================
  Diluted..................................................................        $    1.69         $    1.54        $    1.43
                                                                                ====================================================

See accompanying notes to consolidated financial statements.


                                                                          Consolidated Statements of Changes in Shareholders' Equity
                                                                                                   (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                  Net
                                                                                               Unrealized
                                                                    Additional                 Securities
                                                        Common        Paid-in      Retained   Gains (Losses)   Treasury
                                                         Stock        Capital      Earnings                     Stock         Total
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1994.....................     $ 15,717      $ 8,090       $ 56,983    $(482)       $  (150)        $ 80,158
   Change in unrealized gains and (losses) on
     investment securities available for sale,
     net of income taxes of $394.................                                               743                             743
   Cash dividends declared ($.355 per share).....                                   (2,792)                                  (2,792)
   25% stock dividend payable March 1, 1996,
     1,568,508 shares at fair market value.......        3,921       26,469        (30,390)                                       -
   Net income for 1995...........................                                   11,227                                   11,227
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1995.....................       19,638       34,559         35,028      261           (150)          89,336
   Change in unrealized gains and (losses) on
     investment securities available for sale,
     net of income taxes of $(135)...............                                              (243)                           (243)
   Cash dividends declared ($.355 per share).....                                   (2,773)                                  (2,773)
   Cash paid in lieu of fractional shares........           (2)         (15)                                                    (17)
   Stock issued under dividend reinvestment
     and employee stock purchase plans...........                                       (2)                    249              247
   Exercise of stock options.....................                                      (31)                    140              109
   Acquisition of treasury stock
     (88,182 shares).............................                                                           (1,430)          (1,430)
   Net income for 1996...........................                                   12,038                                   12,038
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1996.....................       19,636       34,544         44,260       18         (1,191)          97,267
   Change in unrealized gains on investment
     securities available for sale, net of
     income taxes of $179........................                                               332                             332
   Cash dividends declared ($0.48 per share).....                                   (3,707)                                  (3,707)
   100% stock dividend payable May 1, 1998.......       19,636      (19,636)                                                      -
   Stock issued under dividend reinvestment
     and employee stock purchase plans...........                                       (7)                    863              856
   Exercise of stock options.....................                                      (32)                     91               59
   Acquisition of treasury stock
     (151,964 shares)............................                                                           (3,380)          (3,380)
   Net income for 1997...........................                                   13,177                                   13,177
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1997.....................     $ 39,272     $ 14,908       $ 53,691    $ 350       $ (3,617)        $104,604
                                                      ==============================================================================

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Year ended December 31,
                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Cash flows from operating activities
   Net income..............................................................        $ 13,177          $ 12,038         $ 11,227
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Provision for loan losses in excess of (less than) net charge-offs....             469               947              (22)
     Depreciation of premises and equipment................................           2,407             2,239            1,725
     Discount accretion on investment
       securities and time deposits........................................            (412)             (613)            (346)
     Deferred (benefit) income tax.........................................            (162)             (119)             353
     Realized (gains) losses on investment securities......................             (95)                9               66
     Realized gains on sales of mortgages..................................             (95)              (43)            (101)
     Decrease in net deferred loan fees....................................            (497)             (116)            (258)
     Decrease (increase) in interest receivable and other assets...........             717              (604)           1,115
     Increase (decrease) in accrued expenses and other liabilities.........           3,350            (2,445)           2,069
                                                                                ----------------------------------------------------
       Net cash provided by operating activities...........................          18,859            11,293           15,828

Cash flows from investing activities
   Proceeds from maturing time deposits....................................               -                96               45
   Proceeds from maturing securities held to maturity......................          75,289            48,528           47,288
   Proceeds from maturing securities available for sale....................           9,471             6,380            5,873
   Proceeds from sales of securities available for sale....................          24,024            10,991           14,994
   Purchases of time deposits..............................................          (4,641)                -                -
   Purchases of investment securities held to maturity.....................         (44,144)          (52,329)         (76,059)
   Purchases of investment securities available for sale...................         (79,576)          (31,039)         (13,138)
   Premium paid to purchase Bank-Owned Life Insurance......................         (15,000)                -                -
   Net (increase) decrease in federal funds sold and
     other short-term investments..........................................          (1,931)           16,458           (9,679)
   Proceeds from sales of mortgages........................................           8,667            10,356            8,276
   Net increase in loans...................................................         (36,569)          (31,295)         (13,109)
   Capital expenditures....................................................          (2,168)           (2,882)          (3,976)
                                                                                ----------------------------------------------------
       Net cash used in investing activities...............................         (66,578)          (24,736)         (39,485)

Cash flows from financing activities
   Assumption of deposits..................................................          14,186                 -           11,916
   Net increase in deposits................................................          43,227             8,741           13,470
   Net (decrease) increase in short-term borrowings........................         (11,170)           13,904            1,889
   Proceeds from long-term debt............................................           2,000             7,000                -
   Purchases of treasury stock.............................................          (3,380)           (1,430)               -
   Stock issued under dividend reinvestment and
     employee stock purchase plans.........................................             856               249                -
   Proceeds from exercise of stock options.................................              59               109                -
   Cash dividends..........................................................          (3,641)           (3,087)          (2,541)
   Repayments of long-term debt............................................               -            (4,010)          (5,353)
                                                                                ----------------------------------------------------
       Net cash provided by financing activities...........................          42,137            21,476           19,381
                                                                                ----------------------------------------------------
   Net (decrease) increase in cash and due from banks......................          (5,582)            8,033           (4,276)
   Cash and due from banks at beginning of year............................          38,934            30,901           35,177
                                                                                ----------------------------------------------------
   Cash and due from banks at end of year                                          $ 33,352          $ 38,934         $ 30,901
                                                                                ====================================================
Supplemental disclosures of cash flow information Cash paid during the year for:
     Interest..............................................................        $ 28,425          $ 27,058         $ 23,899
     Income taxes..........................................................        $  5,975          $  5,100         $  4,290

See accompanying notes to consolidated financial statements.

(dollars in thousands, except  share data)
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Organization
    Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiaries, Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), is engaged in domestic commercial and retail banking services and provides a full range of banking and trust services to its customers. Union and Pennview serve the Montgomery and Bucks Counties of Pennsylvania through 31 banking offices and provide banking and trust services to the residents and employees of 12 retirement communities.

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

Investment Securities
    Securities are classified as investments and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as investment or trading are designated securities available for sale and carried at fair value with unrealized gains and losses reflected in shareholders' equity. The accumulated net unrealized gain on available-for-sale securities included in retained earnings was $350 at December 31, 1997 and $18 at December 31, 1996.
    Gains and losses on sales of securities are generally computed on a specific security basis.

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

Derivative Financial Instruments
    The Company uses interest-rate swap agreements to synthetically manage the interest-rate characteristics of its floating-rate loan portfolio to a more desirable fixed-rate basis.
    Interest-rate differentials to be paid or received as a result of interest-rate swap agreements are accrued and recognized as an adjustment of interest income related to the designated floating-rate loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The fair values of interest-rate swap agreements are not recognized in the financial statements.
    Realized and unrealized gains or losses at the time of maturity, termination, sale, or repayment of a derivative contract or designated item are recorded in a manner consistent with the original designation of the derivative in view of the nature of the termination, sale, or repayment transaction. Amounts related to interest-rate swaps are deferred and amortized as an adjustment to interest income over the original period of interest exposure, provided the designated asset continues to exist or is probable of occurring. Realized and unrealized changes in fair value or derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item.

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

(dollars in thousands, except  share data)
--------------------------------------------------------------------------------

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

Stock Options
    The Corporation grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, however, the effect of applying SFAS No. 123 to the Corporation's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

Dividend Reinvestment and Employee Stock Purchase Plans
    In April 1996, the shareholders approved the Univest Dividend Reinvestment Plan (the "Reinvestment Plan") and the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). 500,000 shares of common stock are available for issuance under each of the plans. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee's total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation's Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period.
    During 1997 and 1996, 36,134 and 13,034 shares, respectively, were issued under the Reinvestment Plan, with 450,832 shares available for future purchase as of December 31, 1997. During 1997 and 1996, 5,614 and 2,602 shares, respectively, were issued under the Purchase Plan, with 491,784 shares available for future purchase as of December 31, 1997.

Income Taxes
    Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

Intangible Assets
    The purchase price of Pennview in excess of the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. At December 31, 1997, the unamortized balance is approximately $1.3 million ($1.5 million at December 31, 1996), net of accumulated amortization of approximately $1.4 million ($1.2 million at December 31, 1996). Other intangible assets, net of accumulated amortization, include core deposit intangibles, and are being amortized over their estimated useful lives ranging from seven to ten years. At December 31, 1997, the unamortized balance is approximately $2.4 million ($900 at December 31, 1996), net of accumulated amortization of approximately $600 ($400 at December 31, 1996.)

(dollars in thousands, except share data)
--------------------------------------------------------------------------------

Retirement Plan
    Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant's final average pay. The amount funded is not more than the maximum amount deductible for federal income tax purposes. In addition, Univest sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of Univest and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

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

Stock Split
    On January 28, 1998 the Corporation's board of directors declared a 100% stock dividend in the form of a stock split to be paid on May 1, 1998, to shareholders of record as of April 14, 1998. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

Recent Accounting Pronouncements
    Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (SFAS No. 125) provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowings, and collateral transactions, and for extinguishments of liabilities. The adoption of Statement 125 did not to have a material impact on the Corporation's financial condition or results of operations.

     In 1997, the Financial Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

     The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which is applicable to all companies. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have any impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the additional disclosure requirements these Statements are expected to have on the Company's financial statements.

Note 2. Restrictions on Cash and Due from Bank Accounts

    Union is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for 1997 was $1.1 million and for 1996 was $3.8 million.

(dollars in thousands, except share data)
--------------------------------------------------------------------------------


Note 3. Investment Securities

    Securities with a market value of $161.6 million and $101.5 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required by law. The following table shows the amortized cost and approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 1997 and 1996, by maturity within each type:

                                                   December 31, 1997                                     December 31, 1996
                                    -------------------------------------------------     -----------------------------------------
                                                    Gross       Gross                                  Gross     Gross
                                     Amortized   Unrealized   Unrealized    Market        Amortized UnrealizedUnrealized  Market
Held-to-Maturity Securities            Cost         Gains       Losses      Value            Cost      Gains    Losses    Value
                                    -------------------------------------------------     -----------------------------------------
U.S. Treasury, government
 corporations and agencies
 obligations:
   Within 1 year................    $  42,903    $      28    $     (67)  $  42,864       $ 58,448 $  421     $   (2)    $ 58,867
   1 to 5 years.................       85,215          311          (83)     85,443         95,510    234       (391)      95,353
                                    -------------------------------------------------     -----------------------------------------
                                      128,118          339         (150)    128,307        153,958    655       (393)     154,220
                                    -------------------------------------------------     -----------------------------------------

State and political subdivisions:
   Within 1 year................          980            2            -         982            265      -          -          265
   1 to 5 years.................        3,696           43            -       3,739          4,715     29         (5)       4,739
                                    -------------------------------------------------     -----------------------------------------
                                        4,676           45            -       4,721          4,980     29         (5)       5,004
                                    -------------------------------------------------     -----------------------------------------

Mortgage-backed securities:
   1 to 5 years.................        6,309           21           (8)      6,322          9,337     30        (66)       9,301
   5 to 10 years................        2,469            -          (18)      2,451          3,110      -        (28)       3,082
                                    -------------------------------------------------     -----------------------------------------
                                        8,778           21          (26)      8,773         12,447     30        (94)      12,383
                                    -------------------------------------------------     -----------------------------------------

Other:
   1 to 5 years.................          200            -            -         200          1,200      -          -        1,200
   5 to 10 years................          200            4            -         204            200      6          -          206
                                    -------------------------------------------------     -----------------------------------------
                                          400            4            -         404          1,400      6          -        1,406
                                    -------------------------------------------------     -----------------------------------------
Total...........................    $ 141,972    $     409    $    (176)  $ 142,205       $172,785 $  720     $ (492)   $ 173,013
                                    =================================================     =========================================



Securities Available for Sale

U.S. Treasury, government
 corporations and agencies
 obligations:
   Within 1 year................    $  25,963    $      70    $       -   $  26,033       $ 14,489 $   24     $  (11)    $ 14,502
   1 to 5 years.................       40,621          284           (8)     40,897         44,824    166        (90)      44,900
                                    -------------------------------------------------     -----------------------------------------
                                       66,584          354           (8)     66,930         59,313    190       (101)      59,402
                                    -------------------------------------------------     -----------------------------------------

Mortgage-backed securities:
   5 to 10 years................        8,919           77          (13)      8,983          3,516      -        (42)       3,474
   Over 10 years................       36,106          216          (87)     36,235          2,627      -        (19)       2,608
                                    -------------------------------------------------     -----------------------------------------
                                       45,025          293         (100)     45,218          6,143      -        (61)       6,082
                                    -------------------------------------------------     -----------------------------------------
Other:
   Over 10 years................        4,045            -            -       4,045          3,944      -          -        3,944
                                    -------------------------------------------------     -----------------------------------------
                                        4,045            -            -       4,045          3,944      -          -        3,944
                                    -------------------------------------------------     -----------------------------------------
Total...........................    $ 115,654    $     647    $    (108)  $ 116,193       $ 69,400 $  190     $ (162)    $ 69,428
                                    =================================================     =========================================

(dollars in thousands, except share data)
--------------------------------------------------------------------------------


    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.
    During the year ended December 31, 1997, available-for-sale debt securities with a fair value at the date of sale of $24,024 were sold ($10,981 in 1996). Gross realized gains on such sales totaled $102 during 1997 ($12 in 1996 and $0 in 1995), and the gross realized losses totaled $7 during 1997 ($21 in 1996 and $66 in 1995). The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of shareholders' equity totaled $350 in 1997 and $18 in 1996.
    Unrealized losses in investment securities at December 31, 1997 and 1996 do not represent permanent impairments.
    At December 31, 1997 and 1996, there were no investments in any single non-federal issuer representing more than 10% of shareholders' equity.

Note 4. Loans

The following is a summary of the major loan categories:

                                                                                                            December 31,
                                                                                                       1997              1996
                                                                                                  ----------------------------------
Real estate--construction....................................................................         $  30,951       $   34,733
Real estate--commercial......................................................................           189,251          178,644
Real estate--residential.....................................................................           217,782          217,631
Commercial and industrial....................................................................           138,812          124,788
Loans to individuals.........................................................................            53,500           47,466
All other....................................................................................             6,143            5,821
                                                                                                  ----------------------------------
Total loans..................................................................................           636,439          609,083
Less: Unearned income........................................................................              (876)          (2,014)
                                                                                                  ----------------------------------
                                                                                                      $ 635,563       $  607,069
                                                                                                  ==================================


At December 31, 1997, loans to directors and executive officers of Univest and companies in which directors have an interest aggregated $9,825. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms. The summary of activity for the past year is as follows:

           Balance at                                                           Amounts                          Balance at
         January 1, 1997                      Additions                        Collected                     December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
             $12,480                             $6,606                           $9,261                            $9,825

Note 5. Reserve for Possible Loan Losses

    A summary of the transactions in the reserve for possible loan losses is as follows:

                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Balance at beginning of year...............................................         $   9,801         $ 8,854          $ 8,876
Provision charged to operating expenses....................................             1,310           1,045            1,895
Recoveries.................................................................               316           1,087              577
Loans charged off..........................................................            (1,157)         (1,185)          (2,494)
                                                                                ----------------------------------------------------
Balance at end of year.....................................................         $  10,270         $ 9,801          $ 8,854
                                                                                ====================================================

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No.114) and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118). Under SFAS No. 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loans' initial effective interest rate or the fair value of collateral for certain collateral-dependent loans. Included in the total impaired loans is $652 ($1,375 at December 31, 1996) against which $204 ($495 at December 31,
1996) of the allowance for loan losses is allocated. SFAS No. 118 amended SFAS No. 114's income recognition policy and clarifies SFAS No. 114's disclosure requirements. At December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,197, all of which were on a

(dollars in thousands, except share data)
-------------------------------------------------------------------------------

nonaccrual basis, ($2,640 at December 31, 1996). The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $2,360 ($2,823 at December 31, 1996). For the year ended December 31, 1997, the Corporation recognized $94 in interest income on those impaired loans ($93 at December 31, 1996).
    At December 31, 1997, the total of nonaccrual and restructured loans was $2,066 ($3,713 at December 31, 1996). If these loans had been performing in accordance with their contractual terms, additional interest income of $187, $275, and $530 would have been recorded in 1997, 1996, and 1995, respectively. In addition, Pennview had first residential mortgage loans of $1,276 at December 31, 1997 ($1,239 at December 31, 1996) which were over 90 days delinquent.
    The total of the real estate owned at December 31, 1997 was $250 ($553 at December 31, 1996). Other expenses for 1996 include costs of $225 associated with the write-down of other real estate owned. No such costs were incurred for the year ended December 31, 1997.
Note 6. Premises and Equipment

                                                                                                            December 31,
                                                                                                       1997              1996
                                                                                                  ----------------------------------
Land and land improvements...................................................................        $    3,288       $    3,261
Premises and improvements....................................................................            16,016           15,066
Furniture and equipment......................................................................            17,210           16,569
                                                                                                  ----------------------------------
                                                                                                         36,514           34,896
Less: accumulated depreciation...............................................................           (19,910)         (18,053)
                                                                                                  ----------------------------------
                                                                                                     $   16,604       $   16,843
                                                                                                  ==================================

    As of December 31, 1997, Univest and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows: 1998-$473; 1999-$472; 2000-$430; 2001-$324;
2002-$183. Rental expense charged to operations was $487, $350, and $232 for 1997, 1996, and 1995, respectively.

Note 7. Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assets and liabilities giving rise to the Corporation's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                                                                       1997              1996
                                                                                                  ----------------------------------
Deferred tax assets:
   Loan loss.................................................................................         $   3,470       $    3,119
   Deferred compensation.....................................................................               257              275
   Deferred fee income.......................................................................                 -              118
   Postretirement benefits...................................................................               413              385
                                                                                                  ----------------------------------
                                                                                                          4,140            3,897

Deferred tax liabilities:
   Accretion.................................................................................               284              406
   Retirement plans..........................................................................               214              188
   Depreciation..............................................................................               327              454
   Intangible assets.........................................................................               325              351
   Deferred fee income.......................................................................               223                -
   Mark-to-market adjustment.................................................................                73               34
   Other.....................................................................................               473              233
                                                                                                  ----------------------------------
Net deferred tax assets......................................................................         $   2,221       $    2,231
                                                                                                  ==================================

    The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Currently payable..........................................................         $ 6,149           $ 5,147          $ 4,644
Deferred...................................................................            (162)             (119)             353
                                                                                ----------------------------------------------------
                                                                                    $ 5,987           $ 5,028          $ 4,997
                                                                                ====================================================

                                       11

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------

    The effective tax rates are less than the statutory federal rate of 35% because interest on loans and investment securities of state and political subdivisions is exempt from income tax. Deferred federal income taxes (tax benefits) arise from timing differences in the recognition of income and expenses for tax and financial reporting purposes.
    Pennview is permitted to deduct an annual addition to a tax reserve for bad debts, which differs from the method used for financial accounting purposes. As of December 31, 1997, Pennview has taken approximately $2,596 in bad debt deductions for which no deferred income taxes have been provided, since management does not intend to use the reserve for purposes other than to absorb bad debt losses.

Note 8. Retirement Plan

    Net pension expense recognized in 1997, 1996, and 1995 amounted to $165, $360, and $185, respectively, and is summarized as follows:

                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Service cost--benefits earned during the period.............................         $  539           $   553          $   364
Interest cost on projected benefit obligation..............................             887               824              733
Actual return on plan assets...............................................          (2,702)           (1,513)          (2,240)
Net amortization and deferral..............................................           1,441               496            1,328
                                                                                ----------------------------------------------------
                                                                                    $   165           $   360          $   185
                                                                                ====================================================

    Assumptions used to measure the projected benefit obligation and the expected return on assests included in net periodic pension costs are set forth in the following table:

                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Discount rate..............................................................            7.25%            6.75%              8.50%
Increase in compensation levels............................................            8.50%            8.50%              8.50%
Expected long-term return on assets........................................            5.60%            5.60%              5.60%

    The funded status is reconciled to prepaid pension expense recognized in the financial statements at December 31, 1997 and 1996, as follows:

                                                                                                       1997              1996
                                                                                                  ----------------------------------
Fair value of plan assets....................................................................        $   15,085       $   12,270
Actuarial present value of benefit obligations:
   Vested                                                                                                 9,738            8,874
   Nonvested.................................................................................               491              473
                                                                                                  ----------------------------------
Accumulated benefit obligation...............................................................            10,229            9,347
Effect of projected future salary increase...................................................             2,478            2,560
                                                                                                  ----------------------------------
Projected benefit obligation.................................................................            12,707           11,907
                                                                                                  ----------------------------------
Plan assets in excess of projected benefit obligation........................................             2,378              363
Unrecognized net asset at transition.........................................................              (378)            (504)
Unrecognized prior service costs.............................................................              (609)            (685)
Unrecognized net (gain) loss.................................................................              (604)           1,086
                                                                                                  ----------------------------------
Prepaid pension expense......................................................................        $      787       $      260
                                                                                                  ==================================

Assumed discount rate for obligation.........................................................              7.00%            7.25%
Assumed salary increase rate.................................................................              5.10%            5.60%

    The unrecognized net asset at transition is being amortized on the straight-line method over 15 years. Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit.
    Pension expense for the 401(k) deferred salary savings plan for the years ended December 31, 1997, 1996, and 1995 was $243, $224, and $203, respectively.

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

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------




The liability for postretirement benefits included in other liabilities at December 31, 1997 and 1996 was as follows:

                                                                                                       1997              1996
                                                                                                  ----------------------------------
Accumulated postretirement benefit obligation:
   Retirees..................................................................................          $   (766)        $   (705)
   Fully eligible active plan participants...................................................               (38)             (35)
   Other active plan participants............................................................              (372)            (342)
Unrecognized net loss........................................................................               138               91
                                                                                                  ----------------------------------
Accrued postretirement benefit cost..........................................................          $ (1,038)        $   (991)
                                                                                                  ==================================

Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996, and 1995 includes the following components:

                                                                                      1997             1996              1995
                                                                                ----------------------------------------------------
Service cost--benefits earned during the period.............................        $    19           $    20          $    13
Interest cost on accumulated postretirement benefit obligation.............              78                73               68
Net amortization and deferral of plan assets...............................               -                 3                -
                                                                                ----------------------------------------------------
                                                                                    $    97           $    96          $    81
                                                                                ====================================================

    For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 1997; the rate was assumed to decrease gradually by 1/2 percent per year, reaching 5 percent in 2003 and after. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $67 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $5.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00 percent and 7.25 percent, at December 31, 1997 and 1996, respectively, and the assumed salary increase rate was 5.10 percent and 5.60 percent at December 31, 1997 and 1996, respectively.

Note 10. Long-Term Incentive Plan

    The Corporation adopted the 1993 Long-Term Incentive Plan, whereby the Corporation may grant options to employees to purchase up to 500,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. Options are exercisable as to 33 percent of the optioned shares each year from the date of grant for a period not exceeding six years. 334,742 common shares were available for future options at December 31, 1997. Transactions involving the plan are summarized as follows:

                                                       Shares                 Option Price
                                                    Under Option                Per Share
                                              ----------------------------------------------------
Outstanding at December 31, 1994.........              62,500                 $13.60
Granted..................................             109,626                  15.50
Exercised................................                   -                   -
                                              ----------------------------------------------------
Outstanding at December 31, 1995.........             172,126                  13.60 - $15.50
Granted..................................                   -                   -
Exercised................................              (8,034)                 13.60
                                              ----------------------------------------------------
Outstanding at December 31, 1996.........             164,092                  13.60 -  15.50
Granted..................................               5,500                  30.00
Exercised................................              (4,334)                 13.60
                                              ----------------------------------------------------
Outstanding at December 31, 1997.........             165,258                 $13.60 - $30.00
                                              ====================================================

Note 11. Time Deposits

    The aggregate amount of certificates of deposit in denominations of $100 or more was $20,575 at December 31, 1997, and $22,169 at December 31, 1996, with interest expense of $1,176 for 1997, and $1,111 for 1996. Other time deposits in denominations of $100 or more were $34,594 at December 31, 1997, and $30,514 at December 31, 1996, with interest expense of $2,139 for 1997 and $1,740 for 1996.

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------




Note 12. Long-Term Debt

At December 31, 1997 and 1996, long-term debt consisted of the following:

                                          December 31,      December 31,
Description                                   1997              1996                  Interest Rate                 Maturity
---------------------------------------- ---------------- ----------------- ---------------------------------- -------------------
Federal Home Loan Bank Advance               $ 3,500          $ 3,500          5.35% (variable based on a           May 2001
                                                                                    fed funds index)
Federal Home Loan Bank Advance                 3,500            3,500          5.31% (variable based on a          March 2001
                                                                                    fed funds index)
Federal Home Loan Bank Advance                    75               75                     4.00%                  September 2006
Federal Home Loan Bank Advance                 2,000                -          5.47% (variable based on a        September 2002
                                                                                  3 month LIBOR index)
                                         ================ =================
                                             $ 9,075          $ 7,075
                                         ================ =================

    Advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of Pennview. The advances are subject to a prepayment fee in the event of repayment of the advance in whole or in part prior to maturity.

Note 13. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                              1997                   1996                   1995
                                                      ---------------------- ---------------------- ---------------------
Numerator:

    Numerator for basic and diluted
    earnings per share - income
    available to common shareholders...............              13,177                 12,038                 11,227

Denominator:

    Denominator for basic earnings per share -
    weighted-average shares........................               7,730                  7,820                  7,842

    Effect of dilutive securities:
       Employee stock options......................                  45                     15                     16
                                                      ---------------------- ---------------------- ---------------------
                                                      ---------------------- ---------------------- ---------------------

    Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions............................               7,775                  7,835                  7,858
                                                      ====================== ====================== =====================

Basic earnings per share...........................              $ 1.70                 $ 1.54                 $ 1.43
                                                      ====================== ====================== =====================

Diluted earnings per share.........................              $ 1.69                 $ 1.54                 $ 1.43
                                                      ====================== ====================== =====================

For additional disclosures regarding the employee stock options, see Note 10.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Commitments

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

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------


The Banks offer commercial, mortgage, and consumer credit products to their customers in the normal course of business which are detailed in Note 4. These products represent a diversified credit portfolio and are generally issued to borrowers within the Banks' branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Banks' market areas.
    The Banks also control their credit risks by limiting the amount of credit to any business, institution, or individual, but as of December 31, 1997, the Banks have identified the due from banks' balance as a significant concentration of credit risk because it contains a balance due from a single depository institution in the amount of $16,864 which is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

The following schedule summarizes the Corporation's off-balance-sheet financial instruments:

                                                                           Contract or
                                                                         Notional Amount
                                                                    --------------------------
Financial instruments representing credit risk:
   Commitments to extend credit................................             $163,011
   Standby letters of credit or commercial letters of credit...               22,366
   Interest rate swaps, notional principal amount..............               50,000

    The Corporation may enter into interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed- and floating-interest amounts calculated on an agreed-upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating-rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.
    At December 31, 1997, $50.0 million in notional interest-rate swaps were outstanding as compared to $30.0 million outstanding at December 31, 1996. The contracts entered into by the Corporation expire as follows: $20.0 million in notional principal amount in March 1998, $20.0 million in notional principal amount in first quarter 1999, and $10.0 million in third quarter 1999. The impact of the interest-rate swaps on net interest income for the year ended December 31, 1997 was a positive $74 thousand and for the year ended December 31, 1996 a positive $69 thousand.
    The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 1997, the market value of interest-rate swaps in a favorable value position was $119 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $4 thousand. At December 31, 1996, the market value of interest-rate swaps in a favorable position was $38 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $6 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

Note 15. Fair Values of Financial Instruments

    Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires all entities to disclose the estimated fair value of its financial instruments whether or not recognized in the balance sheet. For Univest, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Corporation's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities other than residential mortgage loans held for sale and those investment securities classified as available for sale. Significant estimations and present value calculations, which are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows, were used by the Corporation for the purposes of this disclosure.
    Estimated fair values have been determined by the Corporation using the best available data, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. Various methodologies are described in the accompanying notes.
    SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
    Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of readily available active secondary market valuations for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Certain estimated fair values cannot be substantiated by comparison to independent valuation sources and, in many cases, might not be realized in immediate settlement of the instrument.

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------

The following table represents the estimates of fair value of financial instruments:

                                                          December 31, 1997                            December 31, 1996
                                                --------------------------------------- --- ----------------------------------------
                                                    Carrying or                                 Carrying or
                                                 Notional/Contract         Fair              Notional/Contract          Fair
                                                      Amount               Value                   Amount               Value
                                                -------------------- ------------------ --- --------------------- ------------------
Assets:
   Cash and short-term assets...............        $       40,353        $      40,353         $       39,363        $    39,363
   Investment securities....................               258,165              258,398                242,213            242,441
   Net loans................................               625,293              626,069                597,268            596,729

Liabilities:
   Demand deposits and savings deposits.....               433,972              433,972                386,523            386,523
   Time deposits............................               358,896              359,902                347,245            351,250
   Short-term borrowings....................                49,546               49,546                 60,716             60,716
   Long-term debt...........................                 9,075                9,075                  7,075              7,075

Off-Balance-Sheet:
   Commitments to extend credit.............               163,011                 (196)               159,935               (219)
   Letters of credit........................                22,366                 (336)                18,671               (280)
   Interest-rate swap, notional principal
     amount.................................                50,000                  115                 30,000                 32

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

Note 16. Regulatory Matters

    The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------


    Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At December 31, 1997, the Banks meet all capital adequacy requirements to which they are subject.
    As of December 31, 1997, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (FDIC) categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Institutions' category.
    The Banks' actual capital amounts and ratios are also presented in the following table.

                                                                                                                  To Be Well-
                                                                                                               Capitalized Under
                                                                                   For Capital                 Prompt Corrective
                                                       Actual                   Adequacy Purposes              Action Provisions
                                            -----------------------------  -----------------------------  --------------------------
                                               Amount         Ratio           Amount         Ratio           Amount         Ratio
                                            -----------------------------  -----------------------------  --------------------------
As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets):
     Consolidated                            $  109,541       15.2%          $  57,532        8.0%          $  71,916       10.0%
     Union National Bank                         87,883       14.0%             50,256        8.0%             62,820       10.0%
     Pennview Savings Bank                       15,292       18.4%              6,666        8.0%              8,332       10.0%

  Tier I Capital (to Risk-Weighted Assets):
     Consolidated                            $  101,399       14.1%          $  28,766        4.0%          $  43,149        6.0%
     Union National Bank                         80,874       12.9%             25,128        4.0%             37,692        6.0%
     Pennview Savings Bank                       14,462       17.4%              3,333        4.0%              4,999        6.0%

  Tier I Capital (to Average Assets):
     Consolidated                            $  101,399       10.9%          $  37,065        4.0%          $  46,331        5.0%
     Union National Bank                         80,874       10.3%             31,489        4.0%             39,362        5.0%
     Pennview Savings Bank                       14,462       10.7%              5,396        4.0%              6,746        5.0%

As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets):
     Consolidated                            $  102,200       15.5%          $  52,870        8.0%          $  66,088       10.0%
     Union National Bank                         80,858       14.1%             45,750        8.0%             57,188       10.0%
     Pennview Savings Bank                       14,769       17.9%              6,599        8.0%              8,248       10.0%

  Tier I Capital (to Risk-Weighted Assets):
     Consolidated                            $   94,765       14.3%          $  26,435        4.0%          $  39,653        6.0%
     Union National Bank                         74,533       13.0%             22,875        4.0%             34,313        6.0%
     Pennview Savings Bank                       13,856       16.8%              3,299        4.0%              4,949        6.0%

  Tier I Capital (to Average Assets):
     Consolidated                            $   94,765       10.7%          $  35,487        4.0%          $  44,359        5.0%
     Union National Bank                         74,533       10.1%             29,536        4.0%             36,920        5.0%
     Pennview Savings Bank                       13,856        9.8%              5,667        4.0%              7,084        5.0%

Dividend and Other Restrictions
    The approval of the Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, Union can declare dividends in 1998 without approval of the Comptroller of the Currency of approximately $16,191 plus an additional amount equal to the Bank's net profits for 1997 up to the date of any such dividend declaration.
    The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank's capital and surplus as defined, and that extensions of credit to all such affiliates be limited to 20% of Union's capital and surplus.

(dollars in thousands, except share data)
--------------------------------------------------------------------------------

Note 17. Parent Company Financial Information

Condensed financial statements of Univest, Parent Company only, follow:

Balance Sheets

                                                                                                            December 31,
                                                                                                       1997              1996
                                                                                                  ---------------- -----------------
Assets:
   Deposits with bank subsidiary.............................................................       $       556      $         27
   Loan to non-bank subsidiary...............................................................                 -               275
   Investments in U.S. Government obligations held to maturity...............................             1,000             2,638
   Investments in subsidiaries, at equity in net assets:
     Banks...................................................................................            99,482            90,891
     Non-banks...............................................................................             5,543             5,423
   Other assets..............................................................................             1,969             2,332
                                                                                                  ================ =================
       Total assets..........................................................................       $   108,550      $    101,586
                                                                                                  ================ =================

Liabilities:
   Dividends payable.........................................................................       $       961      $        895
   Other liabilities.........................................................................             2,985             3,424
                                                                                                  ---------------- -----------------
       Total liabilities.....................................................................             3,946             4,319
                                                                                                  ---------------- -----------------
Shareholders' equity.........................................................................           104,604            97,267
                                                                                                  ================ =================
       Total liabilities and shareholders' equity............................................       $   108,550      $    101,586
                                                                                                  ================ =================

Statements of Income

                                                                                              Year ended December 31,
                                                                                      1997             1996              1995
                                                                                ----------------- ---------------- -----------------
Dividends from banks.......................................................        $  5,150          $  4,723         $  5,251
Other income...............................................................           7,695             6,973            6,479
                                                                                ----------------- ---------------- -----------------
   Total operating income..................................................          12,845            11,696           11,730
Operating expenses.........................................................           8,105             7,566            6,675
                                                                                ----------------- ---------------- -----------------
Income before income tax benefit and equity in
   undistributed income of subsidiaries....................................           4,740             4,130            5,055
Applicable income tax (benefit) expense....................................             (57)             (133)             (27)
                                                                                ----------------- ---------------- -----------------
Income before equity in undistributed income of subsidiaries...............           4,797             4,263            5,082
Equity in undistributed income (loss) of subsidiaries:
   Banks...................................................................           8,260             7,744            6,205
   Non-banks...............................................................             120                31              (60)
                                                                                ----------------- ---------------- -----------------
                                                                                ================= ================ =================
Net income.................................................................        $ 13,177          $ 12,038         $ 11,227
                                                                                ================= ================ =================

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------

Statements of Cash Flows

                                                                                              Year ended December 31,
                                                                                      1997             1996              1995
                                                                                ----------------- ---------------- -----------------
Cash flows from operating activities
   Net income..............................................................        $    13,177       $ 12,038         $ 11,227
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed net income of subsidiaries..................             (8,380)        (7,775)          (6,145)
       Increase in other assets............................................               (135)        (1,000)            (750)
       Depreciation of premises and equipment..............................                498            392              253
       (Decrease) increase in other liabilities............................               (438)         1,098              338
                                                                                ----------------- ---------------- -----------------
         Net cash provided by operating activities.........................              4,722          4,753            4,923

Cash flows from investing activities
   Proceeds from maturities of securities held to maturity.................              2,638          1,999            5,838
   Purchases of investment securities held to maturity.....................             (1,000)        (2,638)          (1,999)
   Investment in non-bank subsidiaries.....................................                  -              -           (1,160)
                                                                                ----------------- ---------------- -----------------
         Net cash provided by (used in) investing activities...............              1,638           (639)           2,679

Cash flows from financing activities
   Purchases of treasury stock.............................................             (3,380)        (1,430)               -
   Stock issued under dividend reinvestment and
     employee stock purchase plans.........................................                856            249                -
   Proceeds from exercise of stock options.................................                 59            109                -
   Repayment from subsidiary...............................................                275              -                -
   Repayment of subordinated note..........................................                  -              -           (5,000)
   Cash dividends..........................................................             (3,641)        (3,087)          (2,541)
                                                                                ----------------- ---------------- -----------------
         Net cash used in financing activities.............................             (5,831)        (4,159)          (7,541)
                                                                                ----------------- ---------------- -----------------
   Net increase (decrease) in deposits with bank subsidiary................                529            (45)              61
   Deposits with bank subsidiary at beginning of year......................                 27             72               11
                                                                                ================= ================ =================
   Deposits with bank subsidiary at end of year............................        $       556       $     27         $     72
                                                                                ================= ================ =================

During 1997, 1996, and 1995, the parent company made income tax payments of $5,975, $5,100, and $4,250, respectively, and made interest payments of $0, $0, and $305, respectively.

                                       (dollars in thousands, except share data)
--------------------------------------------------------------------------------


Note 18. Quarterly Data (Unaudited)

    The unaudited results of operations for the quarters for the years ended December 31, 1997 and 1996 were as follows:

1997 Quarterly Financial Data

                                                                 December 31      September 30        June 30          March 31
                                                               ---------------- ----------------- ---------------- -----------------
Interest income...........................................        $    17,935      $    17,492       $    17,456      $    16,657
Interest expense..........................................              7,552            7,301             7,176            6,883
                                                               ---------------- ----------------- ---------------- -----------------
     Net interest income..................................             10,383           10,191            10,280            9,774
Provision for loan losses.................................                415              315               370              210
                                                               ---------------- ----------------- ---------------- -----------------
     Net interest income after provision for loan losses..              9,968            9,876             9,910            9,564
Other income..............................................              2,095            2,116             1,807            1,869
Other expenses............................................              7,418            6,666             6,916            7,041
                                                               ---------------- ----------------- ---------------- -----------------
Income before income taxes................................              4,645            5,326             4,801            4,392
Applicable income taxes...................................              1,437            1,653             1,518            1,379
                                                               ================ ================= ================ =================
     Net income...........................................        $     3,208      $     3,673       $     3,283      $     3,013
                                                               ================ ================= ================ =================

Per share data:
   Net income:
     Basic................................................        $       .42      $       .47       $       .42      $       .39
                                                               ================ ================= ================ =================
     Diluted..............................................        $       .41      $       .47       $       .42      $       .39
                                                               ================ ================= ================ =================
                                                               ================ ================= ================ =================
   Dividends per share ...................................        $      .125      $      .125       $      .115      $      .115
                                                               ================ ================= ================ =================

1996 Quarterly Financial Data

                                                                 December 31      September 30        June 30          March 31
                                                               ---------------- ----------------- ---------------- -----------------

Interest income...........................................        $    16,985      $    16,849       $    16,526      $    16,322
Interest expense..........................................              7,050            7,005             6,833            6,793
                                                               ---------------- ----------------- ---------------- -----------------
     Net interest income..................................              9,935            9,844             9,693            9,529
Provision for loan losses.................................                200              315               215              315
                                                               ---------------- ----------------- ---------------- -----------------
     Net interest income after provision for loan losses..              9,735            9,529             9,478            9,214
Other income..............................................              1,648            1,452             1,500            1,629
Other expenses............................................              6,858            7,157             6,572            6,532
                                                               ---------------- ----------------- ---------------- -----------------
Income before income taxes................................              4,525            3,824             4,406            4,311
Applicable income taxes...................................              1,406              936             1,359            1,327
                                                               ================ ================= ================ =================
     Net income...........................................        $     3,119      $     2,888       $     3,047      $     2,984
                                                               ================ ================= ================ =================

Per share data:
   Net income:
     Basic................................................        $       .40      $       .37       $       .39      $       .38
                                                               ================ ================= ================ =================
     Diluted..............................................        $       .40      $       .37       $       .39      $       .38
                                                               ================ ================= ================ =================
                                                               ================ ================= ================ =================
   Dividends per share....................................        $      .115      $       .08       $       .08      $       .08
                                                               ================ ================= ================ =================

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Report of Independent Auditors
--------------------------------------------------------------------------------


Board of Directors and Shareholders
Univest Corporation of Pennsylvania




    We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univest Corporation of Pennsylvania at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                      /s/ ERNST & YOUNG LLP




Philadelphia, Pennsylvania
January 28, 1998

                                                                                                    Five-Year Performance Highlights
------------------------------------------------------------------------------------------------------------------------------------
          Basic Earnings Per Share*                                             Average Deposits (Millions of Dollars)
          _______________________________________________                       ____________________________________________________





                    INSERT CHART HERE                                                               INSERT CHART HERE



          _______________________________________________                       ____________________________________________________



          Average Loans                                                         Income Before Change in Accounting Principle
          (Millions of Dollars)                                                 (Millions of Dollars)
          _______________________________________________                       ____________________________________________________




                    INSERT CHART HERE                                                               INSERT CHART HERE




          _______________________________________________                       ____________________________________________________



------------------------------------------------------------------------------------------------------------------------------------

Selected Financial Data

                                                                     (In Thousands, except per share data)
                                                                            Year ended December 31,
                                                   1997             1996              1995             1994              1993
                                             ----------------- ---------------- ----------------- ---------------- -----------------
Total assets............................        $   973,157       $   912,459      $   881,888       $   847,154      $   789,887
Long-term obligations...................              9,075             7,075            4,085             9,438           10,277
Interest income.........................             69,540            66,682           63,545            55,921           54,402
Net interest income.....................             40,628            39,001           37,582            34,648           31,633
Provision for loan losses...............              1,310             1,045            1,895             1,950            2,480
Net income..............................             13,177            12,038           11,227            10,120            8,787

Net income per share:
   Basic................................              $1.70             $1.54            $1.43             $1.29            $1.12
   Diluted..............................              $1.69             $1.54            $1.43             $1.29            $1.12

Dividends declared per share............               0.48             0.355            0.355              0.30             0.28

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations
--------------------------------------------------------------------------------

Results of Operations
Univest Corporation of Pennsylvania consolidated net income (in thousands) and earnings per share for 1997, 1996, and 1995 were as follows:

                                                     1997               1996               1995
                                              ------------------- ------------------ ------------------
   Net income                                    $   13,177          $   12,038         $    11,227
   Net income per share:
    Basic.....................................         1.70                1.54                1.43
    Diluted...................................         1.69                1.54                1.43



1997 versus 1996
----------------
    The 1997 results compared to 1996 include the following significant pretax components:
    - Net interest income rose $1.6 million or 4.1% due to a 4.7% increase in average earning assets. The net interest margin remained constant at 4.7%
    - The provisions for loan losses increased $265 thousand or 25.4% due to higher net charge-offs during 1997. - Other income increased by $1.0 million or 47.6% due to earnings from the purchase of Bank-Owned Life Insurance, increased fee income, and a gain on the sale of a closed branch office building.
    - Salaries and benefits increased $1.0 million or 6.9% due to staff additions directly tied to the opening of 4 new branch locations, and normal salary increases.
    - Net occupancy expense increased $105 thousand or 5.1% due to the addition of several branch locations in 1997 and 1996. - Other expenses decreased $270 thousand or 3.3% mainly due to a one-time special assessment of $800 thousand paid by Pennview Savings Bank in 1996 to recapitalize the Savings Association Insurance Fund, and offset by increases in marketing consulting, and ATM expenses during 1997.

1996 versus 1995
----------------
    The 1996 results compared to 1995 include the following significant pretax components:
    - Net interest income rose $1.4 million or 3.8% due to a 4.8% increase in average earning assets offset by a 2.1% decrease in the net interest margin.
    - The provision for loan losses decreased $850 thousand or 44.9% due to an improvement in asset quality. - Salaries and benefits increased $1.1 million or 9.0% due to staff additions directly tied to the opening of new branch locations, and normal salary increases.
    - Net occupancy expense increased $217 thousand or 11.7% due to the addition of several branch locations in 1995 and 1996.
    - Equipment expense rose $530 thousand or 27.9% also due to new branch locations and installation of a new computer system.
    - Other expenses decreased $327 thousand or 3.9% mainly due to decrease in costs associated with the disposition of real estate owned offset by an $800 thousand one-time special assessment paid by Pennview Savings Bank to recapitalize the Savings Association Insurance Fund (SAIF).

Net Interest Income
    Net interest income is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenues. The following table demonstrates a trend of increasing amounts for 1995 through 1997. Sensitivities associated with the mix of assets and liabilities are numerous and very complex, thus the Corporation commits significant time to maximizing the net interest margin. The Asset/Liability Management and Investment Committees, along with the Funds Management Department, work to implement strategies with the intent and effort to at least maintain or improve the net interest margin.
    The investment portfolio is and has been primarily short-term in nature, resulting in frequent repricing opportunities for Univest over the three (3) year period analyzed in this report. It is important to again underscore the complexities associated with asset/liability pricing noting the competition within the marketplace that can dramatically impact the margin results. For this reason, as we look to the future, it must be understood that an improving or increasing net interest income is not certain. As discussed later in this section, Univest maintains a short-term positive gap resulting from a large floating-rate loan portfolio.

    The following table presents a summary of Univest's average balances, the yields earned on average assets, the cost of average liabilities, and shareholders' equity for the years ended December 31, 1997, 1996, and 1995:

                                        1997                                1996                               1995
                           --------------------------------   ---------------------------------  ---------------------------------
                                      Interest                           Interest                            Interest
                            Average    Income/   Average       Average    Income/    Average       Average   Income/    Average
                            Balance    Expense     Rate        Balance    Expense     Rate         Balance   Expense     Rate
                           -------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Investments             $  247,495 $  15,217      6.1%     $  239,649 $  14,698      6.1%     $ 203,266  $  12,223      6.0%
   Loans                      625,849    54,323      8.7%        594,832    51,984      8.7%       583,820     51,322      8.8%
                           -------------------------------------------------------------------------------------------------------
Total interest-earning        873,344    69,540      8.0%        834,481    66,682      8.0%       787,086     63,545      8.1%
assets
Noninterest-earning assets     55,893                             55,376                            56,946
                           ===========                        ===========                        ============
Total assets                $ 929,237                         $  889,857                         $ 844,032
                           ===========                        ===========                        ============

Interest-bearing
liabilities:
   Deposits                $  636,044    26,616      4.2%     $  617,383    25,574      4.1%     $ 596,237     24,049      4.0%
   Borrowings                  61,266     2,296      3.7%         56,046     2,107      3.8%        47,177      1,914      4.1%
                           -------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                697,310    28,912      4.1%        673,429    27,681      4.1%       643,414     25,963      4.0%
Noninterest-bearing           130,747                            122,932                           115,526
liabilities
                           -----------                        -----------                        ------------
Total liabilities             828,057                            796,361                           758,940
Shareholders' equity          101,180                             93,496                            85,092
                           -----------                        -----------                        ------------
Total liabilities and
   shareholders' equity    $  929,237                         $  889,857                         $ 844,032
                           ==========------------             ===========                        ============
                                                                        ============                        ===========
Net interest income                  $   40,628                         $   39,001                          $  37,582
                                     ============                       ============                        ===========
Interest-rate spread                                 3.9%                               3.9%                               4.1%
                                                ===========                        ============                       ============
Net interest margin on
   weighted average                                  4.7%                               4.7%                               4.8%
   interest-earning assets
                                                ===========                        ============                       ============
Ratio of average
   interest-earning assets
   to average                                      125.2%                             123.9%                             122.3%
   interest-bearing
   liabilities
                                                ===========                        ============                       ============

Interest Income
    Interest and fees on loans increased 4.4% or $2.3 million from the $52.0 million recorded for the year ended December 31, 1996 as compared to the $54.3 million for the year ended December 31, 1997. The increase was due to increased volume. Although the prime rate increased from the 8.25% at January 1, 1997 to 8.50% in March 1997, the average interest yield on the portfolio remained constant at 8.7% for the year ended December 31, 1997. Interest and fees on loans increased $700 thousand or 1.4% when comparing the $52.0 million for 1996 to the $51.3 million for 1995. This increase was due to increased volume offset by a prime rate decrease. The prime rate decreased from 8.5% at January 1, 1996 to 8.25% in February 1996, reducing the average portfolio yield from 8.8% in 1995 to 8.7% in 1996.
    Tax-free interest remained fairly constant when comparing the $2.0 million for December 31, 1997 with the $1.9 million recorded for December 31, 1996 and 1995.
    Interest on U.S. Government obligations decreased from $13.2 million for the year ended December 31, 1996 to $12.3 million at December 31, 1997. The decrease was due to decreases in both volume and rate. Interest on government obligations increased from $10.4 million for the year ended December 31, 1995 to $13.2 million at December 31, 1996. The increase was due mostly to volume.
    Interest and dividends on state and political subdivisions shows an increasing trend from $118 thousand in 1995 to $172 thousand in 1996 and $219 thousand in 1997. Volumes grew in each of the periods.
    The other securities category consists mainly of U.S. Government Agency obligations. Income on other securities has grown from $1.0 million in 1995 to $1.1 million in 1996 and $2.4 million in 1997. The increases were all due to increased volume, especially in 1997 when average balances increased from $16.3 million for 1996 to $36.5 million for 1997.
    Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold increased from $220 thousand in 1996 to $223 thousand in 1997 due to increased volume offset by decreased yield. Income decreased from $616 thousand in 1995 to $220 thousand in 1996 due to decreased volume and decreased yield.

Interest Expense
    Interest expense on demand deposits increased 28.6% or $800 thousand from $2.8 million in 1996 to $3.6 million in 1997. The increase was due to volume and rate. Interest on demand deposits decreased 12.5% or $400 thousand from $3.2 million in 1995 to $2.8 million in 1996. The decrease was due to lower volume.
    Interest expense in savings deposits remained stable at $3.1 million when comparing years ended December 31, 1995, 1996, and 1997.
    Interest expense on time deposits for the year ended December 31, 1997 was $19.8 million or $200 thousand more than the $19.6 million paid in 1996. The increase was due to slightly higher average balances. Interest expense on time deposits increased from $17.8 million in 1995 to $19.6 million in 1996, an increase of $1.8 million or 10.1%. The increase was due to more volume and higher rates.
    Interest expense - all other consists of interest paid on short-term borrowings such as federal funds purchased, the corporate line of credit, repurchase agreements and treasury tax and loan deposit. In addition, Union National Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense increased to $1.9 million in 1997 from $1.7 million in 1996 and $1.6 million in 1995. Increases were due to higher volumes and yields on short-term purchased funds.

Long-Term Debt
    Interest on long-term debt increased from $358 thousand at December 31, 1996 to $425 thousand at December 31, 1997. This increase was due to an increase of $2.0 million in borrowings from the Federal Home Loan Bank of Pittsburgh by Pennview Savings Bank during 1997. Interest on long-term debt increased from $314 thousand in 1995 to $358 thousand in 1996 due to an increase of $3.0 million in borrowings from the Federal Home Loan Bank of Pittsburgh by Union National during 1996.

Allowance For Loan Losses
    Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.
    The allowance for loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided for under SFAS
114. Any of the above criteria may cause the provision to fluctuate. The provision for loan losses for the year ended December 31, 1997 was $1.3 million as compared to $1.0 million for 1996 and $1.9 million for 1995. The increase for 1997 was due primarily to loan growth and higher net charge-offs.
    At December 31, 1997, the recorded investment in loans that are considered to be impaired under Statement 114 was $1.2 million (all of which were on a nonaccrual basis); the related allowance for credit losses for those loans was $204 thousand. At December 31, 1996, the recorded investment in loans considered to be impaired was $2.6 million and the related allowance for credit losses for those loans was $495 thousand.
    Generally, a loan (including a loan impaired under SFAS114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.
    Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, restructured and nonaccrual loans at December 31, 1997 total $3.3 million (versus $5.0 million at December 31, 1996 and $6.3 million at December 1995) and consist mainly of real estate-related commercial loans. For the year ended December 31, 1997, nonaccrual loans resulted in lost interest income of $187 thousand as compared to $275 thousand in 1996 and $530 thousand in 1995. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems. The ratio of the allowance for loan losses to total loans at December 31, 1997 and 1996 was 1.6%. The Corporation's ratio of nonperforming assets to total loans was .57% as of December 31, 1997 and .91% as of December 31, 1996.
    During the first quarter of 1997, the Office of the Comptroller of the Currency completed a safety and soundness examination at Union National Bank, the Corporation's subsidiary commercial bank and during the second quarter of 1997, a similar examination was completed by the Commonwealth of Pennsylvania Department of Banking at Pennview Savings Bank. The dollar value of identified potential problem loans was not revised significantly as a result of either examination. Examination procedures require individual judgments about the borrower's ability to repay loans, sufficiency of collateral values, and the effects of changing economic circumstances. The procedures are similar to those employed by the Corporation in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management.
    At December 31, 1997, the Corporation has $250 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property ($184 thousand) and one single-family residence ($66 thousand). This amount is recorded in "Other Assets" at the lower of cost or fair market value in the accompanying consolidated balance sheets. At December 31, 1996, the Corporation had $553 thousand in OREO, and included in other operating expense in the consolidated statements of income for the years ended December 31, 1995 and 1996 were adjustments of $1.1 million and $225 thousand, respectively, to the carrying value of OREO, to approximate net realizable value. There were no such adjustments during 1997.

Noninterest Income
    Trust income continues to be a major source of noninterest income, generating income for the year ended December 31, 1997 of $2.7 million which was $400 thousand or 17.4% more than the $2.3 million reported for year ended December 31, 1996 versus an increase of 15.0% or $300 thousand from 1995 to 1996. The increases are attributed to higher market values of assets under management and growth in the number of trust accounts.
    Service charges on demand deposits increased $100 thousand from $1.8 million at December 31, 1996 to $1.9 million at December 31, 1997. The increase was due mainly to increased fees per transaction. Service charges for the year ended December 31, 1996 increased $200 thousand from $1.6 million for the year ended December 31, 1995 to $1.8 million for the year ended December 31, 1996.
    Other income which is noninterest related consists mainly of general fee income and other miscellaneous nonrecurring types of income. It also includes various types of service charges, such as ATM fees and, for 1997, increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other noninterest income of $3.1 million for 1997 is $1.0 million or 47.6% greater than the $2.1 million earned in 1996. The increase is attributed to a $300 thousand increase in the net cash surrender value of a $15.0 million Bank-Owned Life Insurance Policy, a nonrecurring gain on the sale of a closed branch office building, and a nonrecurring gain on the sale of a piece of commercial real estate which was being held in OREO. These gains, which totaled $230 thousand, along with approximately $500 thousand of increased fee income, mainly from various other transaction fees. The 1996 income of $2.1 million is 12.5% or $300 thousand less than the $2.4 million shown for 1995. The decrease in 1996 was the result of a nonrecurring interest recovery on a previously charged-off loan.

Asset Sales
    Sales of mortgage loans during the year ended December 31, 1997 resulted in a pretax gain of $95 thousand as compared to a gain of $43 thousand for the year ended December 31, 1996. The increase results from decreasing long-term interest rates during 1997. The Corporation currently sells all long-term fixed-rate conforming residential mortgage loans with terms in excess of fifteen (15) years. For the year ended December 31, 1996, sales of mortgage loans provided a pretax gain of $43 thousand as compared to a gain of $101 thousand for the year ended December 31, 1995. The decrease was due to increased long-term interest rates during 1996.
    During 1997, securities totaling approximately $39.0 million were sold from the available-for-sale portfolio or matured, resulting in a net gain of $95 thousand. Some of the proceeds were used to fund the purchase of $15.0 million of Bank-Owned Life Insurance. In 1996, securities totaling approximately $11.0 million were sold from the available-for-sale portfolio at a net loss of $9 thousand. In 1995, securities totaling approximately $15 million were sold from the available-for-sale portfolio at a net loss of $66 thousand. Except for the securities sold to fund the purchase of Bank-Owned Life Insurance, all other sales and maturities proceeds provided yield enhancement or extended maturities. The total of debt and equity securities held in the available-for-sale portfolio as of December 31, 1997 is $116.2 million versus $69.4 million at December 31, 1996. The cumulative unrealized gain of $350 thousand, net of taxes, has been credited to shareholders' equity as of December 31, 1997.

Noninterest Expense
    The operating costs of the Corporation are known as other expenses, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, attempting to provide technological innovation whenever practical, as operations change or expand. Salaries and benefits increased $1.0 million or 6.9% from $14.5 million in 1996 to $15.5 million in 1997. Salaries and benefits also increased 9.0% or $1.2 million from $13.3 million in 1995 to $14.5 million in 1996. The increases were due to normal salary and staff increases and the opening of three additional offices during 1996 and four in 1997.
    Net occupancy expense increased by $100 thousand or 4.7% from $2.1 million for the year ended December 31, 1996 to $2.2 million for the year ended December 31, 1997. Net occupancy also increased 10.5% or $200 thousand from $1.9 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. The increases were due to the opening of four additional offices in 1997 and three in 1996. Equipment expense also increased $100 thousand or 4.2% from $2.4 million in 1996 to $2.5 million in 1997. Equipment expense increased 26.3% from $1.9 million in 1995 to $2.4 million in 1996, an increase of $500 thousand. The increase in 1997 was due to the four additional offices, while the 1996 increase was due to the new branches plus new hardware and software for the conversion to a new computer system.

Other expenses of $7.9 million decreased $300 thousand or 3.7% for the year ended December 31, 1997 as compared to $8.2 million expense for 1996. This decrease was mainly due to the decrease of $800 thousand representing the one-time SAIF special assessment paid by Pennview Savings Bank in 1996. This decrease was offset by increases in other expenses such as marketing, consulting, and ATM fees. Other expenses of $8.2 million decreased $300 thousand or 3.5% for the year ended December 31, 1996 as compared to $8.5 million expense for 1995. The decrease was due mainly to a reduction in the write-down of other real estate owned from $1.1 million in 1995 to $225 thousand for 1996. This decrease was also offset by the $800 thousand paid by Pennview Savings Bank in 1996, representing the one-time SAIF special assessment.

Year 2000
    The year 2000 date change issue that impacts almost every area of the Corporation is recognized as to scope and potential liability; and as a result, a Year 2000 Committee was established. This group of people representing most areaes of the Corporation has developed a plan, inventoried software, identified hardware, contracts and insurance issues, all of which are under review.
    Testing for Year 2000 compliance has already begun on all core applications, personal computers, and ancillary systems and is expected to be completed in 1998. Also, full integration testing is scheduled for the fall of 1998.
    The Corporation has initiated communications with all of its significant suppliers and customers. This will enhance the level of understanding and help to identify significant areas of third-party risk. These critical business areas may require contingency plans, which are now under study.
    The Year 2000 project cost is estimated at approximately $400 thousand in 1998. The cost of the project and the date on which the Corporation believes it will complete the project are based on best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

Tax Provision
    The provision for income taxes was $6.0 million for the year ended December 31, 1997 and $5.0 million for the years ended December 31, 1996 and 1995. The provision for income taxes for 1997, 1996, and 1995 was at effective rates of 31.2%, 29.4%, and 30.8%, respectively. The effective tax rate for the year ended December 31, 1996 reflects the recognition of $200 thousand of tax benefits for a tax refund received by Pennview Savings Bank. In addition, the effective tax rate reflects the benefits of tax credits generated from investments in low-income housing tax projects and tax-free income from investment of securities, loans, and bank-owned life insurance.

Financial Condition
    During 1997, total assets increased to $973.2 million, an increase of $60.7 million or 6.7% over the $912.5 million in 1996. Investment securities increased $16.0 million to $258.2 million as compared to the $242.2 million at December 31, 1996. Total loans increased by $28.5 million from $607.1 million at December 31, 1996 to $635.6 million at December 31, 1997.
    Accrued interest and other assets increased $15.9 million from $16.8 million at December 31, 1996 to $32.7 million at December 31, 1997. The main reason for the increase was due to the purchase of bank-owned life insurance which had a cash surrender value of $15.3 million at December 31, 1997.
    Total deposits grew from $733.8 million at December 31, 1996 to $792.9 million at December 31, 1997, an increase of $59.1 million. Deposit growth was aided by the purchase of approximately $14.0 million of deposit liabilities during the fourth quarter of 1997.
    Short-term borrowings (Federal Funds Purchased) decreased by $10.9 million while long-term borrowings increased by $2.0 million resulting in a net decrease of $8.9 million in borrowing when comparing 1996 to 1997.
    Shareholders' equity increased $7.3 million or 7.5% to $104.6 million at December 31, 1997 compared to $97.3 million at December 31, 1996.

Asset/Liability Management, Liquidity
    The primary functions of Asset/Liability Management are to assure adequate liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates. Univest analyzes its position by the use of Gap analysis, flow of funds reports, and a simulation model. More emphasis continues to be placed on the simulations which show the impact of different rate environments and their respective projected results relative to the current and projected balance sheet makeup.
    Univest focuses on the management of the one-year interest-rate sensitivity gap. The one-year cumulative gap, which reflects the Corporation's interest sensitivity over that period of time was positive at December 31, 1997. This positive or asset-sensitive gap will generally benefit the Corporation's net interest-rate margin in a rising interest-rate environment while falling interest rates will negatively impact the Corporation. The Corporation remains asset sensitive mainly as a result of a large floating-rate portfolio held by the commercial bank subsidiary. The floating loans mentioned here are tied to prime, and fall into the one-month gap category causing the asset-sensitive position.

    The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating-rate commercial loans to a fixed-rate basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest amounts calculated on an agreed-upon notional principal amount. Because the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.
    At December 31, 1997, $50.0 million in notional interest-rate swaps were outstanding as compared to $30.0 million outstanding at December 31, 1996. The contracts entered into by the Corporation expire as follows: $20.0 million in notional principal amount in March 1998, $20.0 million in notional principal amount in first quarter 1999, and $10.0 million in third quarter 1999. The impact of the interest-rate swaps on net interest income for the year ended December 31, 1997 was a positive $74 thousand and for the year ended December 31, 1996 a positive $69 thousand.
    The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 1997, the market value of interest-rate swaps in a favorable value position was $119 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $4 thousand. At December 31, 1996, the market value of interest-rate swaps in a favorable position was $38 thousand, while the market value of interest-rate swaps in an unfavorable position totaled $6 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

Capital Adequacy
    Shareholders' equity at December 31, 1997 was $104.6 million or 10.8% of total assets compared to shareholders' equity of $97.3 million or 10.7% as of December 31, 1996. December 31, 1997 shareholders' equity includes a positive adjustment of $350 thousand related to the unrealized security gains, net of taxes on investment securities available for sale, while shareholders' equity at December 31, 1996 includes net unrealized securities gains of $18 thousand.
    Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I, which is composed of total shareholders' equity, excluding the adjustment for the unrealized securities gains and losses, and also excluding any goodwill, Tier II, also includes the applicable portion of the allowance for possible loan losses and applicable adjustment for subordinated debt. Minimum acquired Tier II total risk-based capital is 8.0%. Under the requirements, Univest has Tier I capital ratios of 14.1% and 14.3%, and total risk-based capital ratios of 15.2% and 15.5% at December 31, 1997 and 1996, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.
    In November 1995, the Corporation's Board of Directors approved the repurchase of up to 5% (approximately 400,000 shares) of its outstanding common stock in open market or negotiated transactions. At December 31, 1997, a total of 240,146 shares have been repurchased at an aggregate cost of $4.8 million.

Recent Accounting Pronouncements
    Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). Statement 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowings, and collateral transactions, and for extinguishments of liabilities. The adoption of Statement 125 did not have a material impact on the Corporation's financial condition or results of operations.
     In 1997, the Financial Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.
     The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which is applicable to all companies. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not believe the adoption of this standard will have any impact on the Company's financial statements.
    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Company is evaluating the additional disclosure requirements these Statements are expected to have on the Company's financial statements.

                                                       Supplementary Information
--------------------------------------------------------------------------------


Range of Market Prices

    The following table shows the range of market values of the Corporation's stock. The Trust Department, Union National Bank and Trust Company, serves as the Corporation's Stock Transfer Agent and Registrar and Dividend Disbursement Agent pursuant to the trust powers of national banks. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions.

                                                   High              Low
                                              ----------------- ----------------

1997
January - March                                    20-1/8             17
April - June                                       21-1/2           19-1/2
July - September                                   24-3/4           20-3/4
October - December                                 30-3/4           24-1/4

                                                   High              Low
                                              ----------------- ----------------

1996
January - March                                      16               15
April - June                                       15-3/4             15
July - September                                   16-1/8           15-1/4
October - December                                   18             15-1/2

Cash Dividends Paid Per Share

1997
January 2                                $  0.115
April 1                                     0.115
July 1                                      0.115
October 1                                   0.125
                                    =================
                                         $  0.47      for the year 1997
                                    =================

1996
January 2                                $  0.076     regular
                                            0.076     extra
                                    -----------------
                                            0.152

April 1                                     0.08
July 1                                      0.08
October 1                                   0.08
                                    =================
                                         $  0.392     for the year 1996
                                    =================

                                                       Supplementary Information
--------------------------------------------------------------------------------


Description of Business
    Univest Corporation of Pennsylvania is a multibank holding company with banking and financial subsidiaries operating in eastern Pennsylvania.

    Union National Bank and Trust Company of Souderton, Pennsylvania has 19 traditional offices and 7 supermarket branches offering all normal commercial bank and trust services. Union National also provides banking and trust services for the residents and employees of 10 retirement home communities.

    Pennview Savings Bank has 5 offices and emphasizes deposits from the general public and residential mortgage loans. Pennview also provides banking services at 2 retirement home communities.

    Univest Leasing Corporation offers services of leasing commercial, industrial, and institutional equipment to firms and individuals in the same geographical area.

    Univest Realty Corporation owns and manages real estate for all subsidiaries of the holding company.

    Univest Mortgage Company provides real estate financing for individuals, with funding through the secondary mortgage market.

    Univest Financial Planning Corporation provides various financial management services to individuals and businesses within the holding company's market area.

    Univest Insurance Company, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the bank.

    Univest Electronic Services Corporation provides the data processing operation and electronic development for all subsidiaries of the holding company.

Securities Market

    Univest Corporation of Pennsylvania stock is traded over the counter and is generally held by individuals residing within the market area of the Corporation as stated under Description of Business. The number of shareholders as of December 31, 1997 was 1,916.

Securities and Exchange Commission Reports

    The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 1997 to each shareholder who requests one in writing after March 31, 1998. Requests should be directed to: Robert H. Schong, Secretary, Univest Corporation of Pennsylvania, Broad and Main Streets, Souderton, PA 18964.