Form 10-Q
period 1998-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1998-05-13
CIK 102212

                                 United States

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   Form 10-Q


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 1998.
                                      or

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
                                       ---    ---

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                                 7,629,745
--------------------------                                 ---------
      (Title of Class)                           (Number of shares outstanding
                                                          at 3/31/98)

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                     INDEX


                                                                     Page Number

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997                       1

                  Condensed Consolidated Statements of Income
                  Three Months Ended March 31, 1998 and 1997                 2

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997                 3

                  Notes to Condensed Consolidated Financial Statements       4


Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        6


Part II.  Other Information:                                                13

                  Other Information


Part III.  Financial Data Schedule                                          15

Part I.
Item 1.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 (UNAUDITED)                  (SEE NOTE)
                                                                               March 31, 1998              December 31, 1997
                                                                               ---------------             -----------------
                                                                                              (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                                           $ 31,002                     $ 33,352

  INVESTMENT SECURITIES HELD-TO-MATURITY                                             153,595                      146,973
  (MARKET VALUE $153,833 AT 3/31/98
  AND $147,206 AT 12/31/97)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                           118,457                      116,193

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                             5,600                        2,000

  LOANS                                                                              639,936                      635,563
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                                          (10,247)                     (10,270)
                                                                                   ---------                    ---------
      NET LOANS                                                                      629,689                      625,293

  OTHER ASSETS                                                                        50,159                       49,346
                                                                                   ---------                    ---------
      TOTAL ASSETS                                                                 $ 988,502                    $ 973,157
                                                                                   ==========                   =========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                            $ 126,779                    $ 129,892
  DEMAND DEPOSITS, INTEREST BEARING                                                  193,314                      176,115
  SAVINGS DEPOSITS                                                                   129,140                      127,965
  TIME DEPOSITS                                                                      360,652                      358,896
                                                                                     --------                     -------
    TOTAL DEPOSITS                                                                   809,885                      792,868

  SHORT-TERM BORROWINGS                                                               43,893                       49,546
  OTHER LIABILITIES                                                                   20,234                       17,064
  LONG-TERM DEBT                                                                       9,075                        9,075
                                                                                   ---------                    ---------
    TOTAL LIABILITIES                                                                883,087                      868,553

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                        39,272                       39,272
  ADDITIONAL PAID-IN CAPITAL                                                          14,908                       14,908
  RETAINED EARNINGS                                                                   55,959                       53,691
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                                 297                          350
  TREASURY STOCK                                                                      (5,021)                      (3,617)
                                                                                   ---------                    ---------
    TOTAL SHAREHOLDERS' EQUITY                                                       105,415                      104,604
                                                                                   ---------                    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 988,502                    $ 973,157
                                                                                   ==========                   =========


NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31,1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED MARCH 31,

                                                   1998             1997

                                          (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS           $ 12,964        $ 12,518
    EXEMPT FROM FEDERAL INCOME TAXES                  583             488
                                                  -------         -------
      TOTAL INTEREST AND FEES ON LOANS             13,547          13,006

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                          3,855           3,619
  OTHER INTEREST INCOME                               189              32
                                                  -------         -------
      TOTAL INTEREST INCOME                        17,591          16,657
                                                  -------         -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                              7,061           6,361
  OTHER INTEREST EXPENSE                              540             522
                                                  -------         -------
      TOTAL INTEREST EXPENSE                        7,601           6,883
                                                  -------         -------

NET INTEREST INCOME                                 9,990           9,774
PROVISION FOR LOAN LOSSES                             333             210
                                                  -------         -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   9,657           9,564

OTHER INCOME                                        2,595           1,824
GAINS ON SALES OF SECURITIES                           -               45
                                                  -------          ------
      TOTAL OTHER INCOME                            2,595           1,869

OTHER EXPENSES
  SALARIES AND BENEFITS                             3,848           3,774
  OTHER EXPENSES                                    3,310           3,267
                                                  -------         -------
      TOTAL OTHER EXPENSES                          7,158           7,041
                                                  -------         -------

INCOME BEFORE INCOME TAXES                          5,094           4,392

APPLICABLE INCOME TAXES                             1,534           1,379
                                                  -------         -------

NET INCOME                                        $ 3,560         $ 3,013
                                                  =======         =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                          $  0.47          $ 0.39
   DILUTED                                        $  0.46          $ 0.39
CASH DIVIDENDS DECLARED PER SHARE                 $ 0.125         $ 0.115

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                  For the three months ended,
                                                                                                        (in thousands)

                                                                                           March 31, 1998            March 31, 1997
                                                                                           --------------            --------------
Cash flows from operating activities:
  Net income                                                                                  $ 3,560                    $ 3,013
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses (less than) in excess of net charge-offs                            (23)                        83
    Depreciation of premises and equipment                                                        640                        609
    Discount accretion on investment securities                                                   (69)                      (142)
    Deferred (tax benefit) income tax                                                             (38)                        (9)
    Realized gains on investment securities                                                         -                        (45)
    Realized gains on sales of mortgages                                                          (78)                       (21)
    Decrease in net deferred loan fees                                                              -                       (149)
    Increase in interest receivable and other assets                                             (952)                    (1,528)
    Increase in accrued expenses and other liabilities                                          3,242                      1,348
                                                                                             --------                   --------
    Net cash provided by operating activities                                                   6,282                      3,159


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                              -                     15,975
  Proceeds from maturing securities held to maturity                                           15,952                     21,059
  Proceeds from maturing securities available for sale                                          5,457                      2,038
  Purchases of time deposits                                                                     (900)                      (188)
  Purchases of investment securities held to maturity                                         (18,202)                   (11,177)
  Purchases of investment securities available for sale                                        (7,770)                   (31,680)
  Net (increase) decrease in federal funds sold and
      other short-term investments                                                             (7,037)                        69
  Proceeds from sales of mortgages                                                              6,477                      1,512
  Net increase in loans                                                                       (10,772)                    (7,301)
  Capital expenditures                                                                           (499)                      (701)
                                                                                             --------                   --------
  Net cash used in investing activities                                                       (17,294)                   (10,394)


Cash flows from financing activities:
  Net increase in deposits                                                                     17,017                     17,456
  Net decrease in short-term borrowings                                                        (5,653)                   (15,458)
  Purchases of treasury stock                                                                  (2,285)                      (661)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                269                        195
  Proceeds from exercise of stock options                                                         275                         20
  Cash dividends                                                                                 (961)                      (895)
                                                                                             --------                   --------
  Net cash provided by financing activities                                                     8,662                        657


  Net decrease in cash and due from banks                                                      (2,350)                    (6,578)
  Cash and due from banks at beginning of period                                               33,352                     38,934
                                                                                             --------                   --------
  Cash and due from banks at end of period                                                   $ 31,002                   $ 32,356
                                                                                             =========                  ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                                   $7,464                     $6,918
    Income taxes                                                                                  $65                        $65

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.


Note 2.  Per Share Data

The following weighted average shares were used for the computation of earnings per share:

                                               For the Three the Months
                                                    Ended March 31,

                                                 1998            1997

Weighted Average Shares                      7,644,358.0      7,762,227.6


In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which was adopted on December 31, 1997 by the Corporation. At that time, the Corporation changed the method currently used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded.


Note 3.  Stock Split

On January 28, 1998 the Corporation's board of directors declared a 100% stock dividend in the form of a stock split to be paid on May 1, 1998, to shareholders of record as of April 14, 1998. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

Note 4.  Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which is applicable to all companies. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of this standard did not have any impact on the Corporation's financial statements.

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available- for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.9 million and $3.4 million.

In June 1997, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Corporation is currently evaluating the additional disclosure requirements this statement is expected to have on the Corporation's financial statements.

The FASB has recently issued Statement No. 132, Employers' "Disclosures about Pensions and Other Postretirement Benefits", (SFAS No. 132) which is effective for financial statements issued for periods beginning after December 31, 1997. SFAS No. 132 does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful.

Item 2.


                     Management's Discussion and Analysis
                          of Financial Condition and
                             Results of Operations

Net Income

         Net income for the three months ended March 31, 1998 increased $0.6 million from $3.0 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998. The increase was due mainly to an increase in other income.

Net Interest Income

         Interest and fees on loans increased $0.5 million from $13.0 million for the three months ended March 31, 1997 to $13.5 million for the three months ended March 31, 1998. The increase was due to greater loan volume.

         Interest on investment securities increased $0.3 million from $3.6 million for the three month period ended March 31, 1997 to $3.9 million for the three month period ended March 31, 1998. This increase resulted from higher average volume for the period.

         Interest expense increased from $6.9 million for the three months ended March 31, 1997 to $7.6 million for the three months ended March 31, 1998, an increase of $0.7 million or 10.1%. This higher expense is attributed more to rate than volume.

         The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. First quarter ended March 31, 1998 shows net interest income of $10.0 million which is a $0.2 million increase over the $9.8 million recorded for the first quarter ended March 31, 1997. Increases in net interest income were generated more by volume than rate because the net interest spread for the first quarter 1998 decreased by 18 basis points and the net interest margin decreased by 19 basis points versus first quarter 1997. The decline in net interest margin was primarily due to flatening of the interest rate curve.

         The following demonstrates the aforementioned effects:

                                  1st QUARTER 1998          1st QUARTER 1997
                                 AVG. BALANCE RATE         AVG. BALANCE RATE
                                 -----------------         -----------------

Interest Earnings Assets         $905,058    7.77%         $847,311    7.86%

Interest Bearing Liabilities      730,322    4.16%          676,319    4.07%


Net Interest Income                 9,990                     9,774

Net Interest Spread                          3.61%                     3.79%

Net Interest Margin                          4.42%                     4.61%


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

         At March 31, 1998, March 31,1997 and December 31, 1997 $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $50.0 million in notional amount interest rate swaps outstanding at March 31, 1998 expire as follows: $20.0 million in notional principal amount in first quarter 1999, $10.0 million in notional principal amount in third quarter 1999, $10.0 million in first quarter 2000 and $10.0 million in second quarter 2000. The impact of interest rate swaps on net interest income for the quarter ended March 31, 1998 was a positive $18 thousand as compared to a positive $26 thousand for the quarter ended March 31, 1997.

         The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 1998, the market value of interest-rate swaps in a favorable position was $92 thousand. The market value of interest rate swaps in an unfavorable position totaled $17 thousand.

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

         The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS 114. Any of the above criteria may cause the provision to fluctuate. For the quarter ended March 31, 1998, the provision was $333 thousand and for the quarter ended March 31, 1997, the provision was $210 thousand. The increase was due to loan growth and higher net charge-offs.

         At March 31, 1998, the recorded investment in loans that are considered to be impaired was $2.1 million (all of which were on a non-accrual basis); the related allowance for credit losses for these loans was $391 thousand. At March 31, 1997, the recorded investment loans considered to be impaired was $2.8 million and the related allowance for credit losses for those loans was $480 thousand.

         Generally, a loan (including an impaired loan) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, nonaccrual and restructured loans at March 31, 1998, were $3.9 million and consist mainly of real estate related commercial loans. Cash basis, nonaccrual and restructured loans at March 31, 1997 totaled $4.6 million. For the quarter ended March 31, 1998, non-accrual loans resulted in lost interest income of $76 thousand as compared to $79 thousand for the quarter ended March 31, 1997. At March 31, 1998, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At March 31, 1998, and December 31, 1997, the reserve for loan losses remained constant at 1.6% of total loans.

         At March 31, 1998, the Corporation has $250 thousand of Other Real Estate Owned ("OREO") consisting of two commercial properties ($184 thousand) and one single family residence ($66 thousand). This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

         Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and, for 1998, increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income of $2.6 million for the three months ended March 31, 1998 is $0.8 million or 44.4% greater than the $1.8 million earned for the three months ended March 31, 1997. The increase is attributed to a $0.2 million increase in the net cash surrender value of a $15.0 million Bank Owned Life Insurance Policy, along with trust income, which continues to be a major source of non-interest income. Trust income for the quarter ended March 31, 1998 of $0.9 million was $0.1 million or 12.5% more than the $0.8 million reported for the three months ended March 31, 1997. Fee income, mainly due to increases in various other transaction fees and deposit service fees increased from $0.9 million for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998, an increase of $0.3 million or 33.3%.

         There were no gains on sales of securities for the three months ended March 31, 1998. During the first quarter of 1997, securities totaling approximately $16 million were sold from the available for sale portfolio at a net gain of $45 thousand. Those securities were sold to provide future yield enhancement and extend maturities.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of March 31, 1998, is $118.5 million as compared to $116.2 million at December 31, 1997. At March 31, 1998, a net unrealized gain of $297 thousand was recorded, compared to a net unrealized gain of $350 thousand at December 31, 1997.

Non-interest Expense

         Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. The quarter ended March 31, 1998, totals $7.2 million which is 2.9% or $0.2 million more than the $7.0 million shown for the quarter ended March 31, 1997. Except for an increase of $74 thousand in salaries and benefits due to normal salary increases, other expenses remained constant at $3.3 million for the three months ended March 31, 1998 and 1997.

Year 2000

         As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, a Year 2000 committee has been established. This group represents most areas of the Corporation and has developed a plan, inventoried software, identified hardware, contracts, and insurance issues all of which are under review.

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

         The Year 2000 project cost is estimated at approximately $0.4 million in 1998. Total cost for the first three months ended March 31, 1998 was not material to the Corporation's results of operations. The cost of the project and the date on which the Corporation believes it will complete the project are based on best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

Tax Provision

         An income tax provision of $1.5 million is shown for the quarter ended March 31, 1998 and $1.4 million for the quarter ended March 31, 1997. The provision for income taxes for the quarter ended March 31, 1998 and March 31, 1997 were at effective rates of 30.1% and 31.4% respectively. The effective tax rates reflects the benefits of tax credits generated from investments in low-income housing projects, tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

         Total assets increased $15.3 million from $973.2 million at December 31, 1997 to $988.5 at March 31, 1998. Net loans and investments increased $4.4 million and $8.9 million respectively. Deposits increased $17.0 million mainly due to increased activity in certain types of money market accounts due to higher rates being paid.

         Shareholders' equity increased $0.8 million from $104.6 million at December 31, 1997 to $105.4 million at March 31, 1998. Book value per share increased from $13.64 at December 31, 1997 to $13.82 at March 31, 1998, an increase of $0.18 per share.

Recent Accounting Pronouncements

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

         The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which is applicable to all companies. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of this standard did not have any impact on the Corporation's financial statements.

         As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available- for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.9 million and $3.4 million.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement becomes effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Corporation is evaluating the additional disclosure requirements this Statement is expected to have on the Corporation's financial statements.

         The FASB has recently issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS No. 132") which is effective for financial statements issued for periods beginning after December 31, 1997. SFAS No. 132 does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful.

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










                                  Univest Corporation of Pennsylvania
                                  -----------------------------------
                                           (Registrant)





Date:    4/30/98                  /s/ Merrill S. Moyer
         -------                  --------------------
                                  Merrill S. Moyer, Chairman




Date:    4/30/98                  /s/ Wallace H. Bieler
         -------                  ---------------------
                                  Wallace H. Bieler, Executive Vice President
                                   and Chief Financial Officer