Form 10-Q
period 1998-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1998-08-12
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    Form 10-Q


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 1998.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____.

                       UNIVEST CORPORATION OF PENNSYLVANIA
             (Exact name of registrant as specified in its charter)

       Pennsylvania
(State or other jurisdiction of                    23-1886144
incorporation of organization)           (IRS Employer Identification No.)

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
                                      ----       ----
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                               7,550,145
   (Title of Class)                            (Number of shares outstanding
                                                        at 6/30/98)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997                          1

                  Condensed Consolidated Statements of Income
                  Three and Six Months Ended June 30, 1998 and 1997            2

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998 and 1997                      3

                  Notes to Condensed Consolidated Financial Statements         4


Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          6


Part II.  Other Information:                                                  14

                  Other Information


Part III.  Financial Data Schedule                                            16

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)       (SEE NOTE)
                                                    June 30, 1998   December 31, 1997
                                                   --------------   -----------------
                                                            (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                           $    29,286     $    33,352
  INTEREST BEARING DEPOSITS WITH OTHER BANKS             19,023           5,001

  INVESTMENT SECURITIES HELD-TO-MATURITY                146,830         141,972
  (MARKET VALUE $147,176 AT 6/30/98
  AND $142,205 AT 12/31/97)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE              118,861         116,193

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                               19,600           2,000

  LOANS                                                 651,231         635,563
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES             (10,375)        (10,270)
                                                    -----------     -----------
      NET LOANS                                         640,856         625,293

                                                    -----------     -----------
  OTHER ASSETS                                           49,013          49,346
                                                    -----------     -----------
      TOTAL ASSETS                                  $ 1,023,469     $   973,157
                                                    ===========     ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING             $   132,861     $   129,892
  DEMAND DEPOSITS, INTEREST BEARING                     207,769         176,115
  SAVINGS DEPOSITS                                      134,743         127,965
  TIME DEPOSITS                                         357,188         358,896
                                                    -----------     -----------
    TOTAL DEPOSITS                                      832,561         792,868

  SHORT-TERM BORROWINGS                                  58,507          49,546
  OTHER LIABILITIES                                      18,209          17,064
  LONG-TERM DEBT                                          9,075           9,075
                                                    -----------     -----------
    TOTAL LIABILITIES                                   918,352         868,553

SHAREHOLDERS' EQUITY
  COMMON STOCK                                           39,272          39,272
  ADDITIONAL PAID-IN CAPITAL                             14,908          14,908
  RETAINED EARNINGS                                      58,462          53,691
  ACCUMULATED OTHER COMPREHENSIVE INCOME                    413             350
  TREASURY STOCK                                         (7,938)         (3,617)
                                                    -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                          105,117         104,604
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,023,469     $   973,157
                                                    ===========     ===========

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

                    UNIVEST CORPORATION OF PENNSYLVANIA AND
                                  SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                           FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                     ENDED  JUNE 30,
                                                                         1998             1997               1998            1997

                                                                                       (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                                 $13,290           $13,104           $26,254           $25,622
    EXEMPT FROM FEDERAL INCOME TAXES                                       604               501             1,187               989
                                                                       -------           -------           -------           -------
      TOTAL INTEREST AND FEES ON LOANS                                  13,894            13,605            27,441            26,611


  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                               4,023             3,820             7,878             7,439
  OTHER INTEREST INCOME                                                    279                31               468                63
                                                                       -------           -------           -------           -------
      TOTAL INTEREST INCOME                                             18,196            17,456            35,787            34,113
                                                                       -------           -------           -------           -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                                   7,405             6,604            14,466            12,965
  OTHER INTEREST EXPENSE                                                   570               572             1,110             1,094
                                                                       -------           -------           -------           -------
      TOTAL INTEREST EXPENSE                                             7,975             7,176            15,576            14,059
                                                                       -------           -------           -------           -------

NET INTEREST INCOME                                                     10,221            10,280            20,211            20,054
PROVISION FOR LOAN LOSSES                                                  275               370               608               580
                                                                       -------           -------           -------           -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        9,946             9,910            19,603            19,474

OTHER INCOME                                                             2,574             1,794             5,169             3,618
GAINS ON SALES OF SECURITIES                                                12                13                12                58
                                                                       -------           -------           -------           -------
      TOTAL OTHER INCOME                                                 2,586             1,807             5,181             3,676


OTHER EXPENSES
  SALARIES AND BENEFITS                                                  3,880             3,733             7,728             7,507
  OTHER EXPENSES                                                         3,493             3,183             6,803             6,450
                                                                       -------           -------           -------           -------
      TOTAL OTHER EXPENSES                                               7,373             6,916            14,531            13,957
                                                                       -------           -------           -------           -------


INCOME BEFORE INCOME TAXES                                               5,159             4,801            10,253             9,193

APPLICABLE INCOME TAXES                                                  1,508             1,518             3,042             2,897
                                                                       -------           -------           -------           -------

NET INCOME                                                             $ 3,651           $ 3,283           $ 7,211           $ 6,296
                                                                       =======           =======           =======           =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                               $  0.48           $  0.42           $  0.95           $  0.81
   DILUTED                                                             $  0.48           $  0.42           $  0.94           $  0.81
CASH DIVIDENDS DECLARED PER SHARE                                      $  0.15           $ 0.115           $ 0.275           $  0.23

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                   For the six months ended,
                                                                        (in thousands)

                                                              June 30, 1998     June 30, 1997
                                                              -------------     -------------
Cash flows from operating activities:
  Net income                                                       $  7,211          $  6,296
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses in excess of net charge-offs              105               406
    Depreciation of premises and equipment                            1,268             1,199
    Discount accretion on investment securities                        (129)             (256)
    Deferred tax benefit                                               (334)             (185)
    Realized gains on investment securities                             (12)              (58)
    Realized gains on sales of mortgages                               (156)              (37)
    Decrease in net deferred loan fees                                  (36)             (231)
    Increase in interest receivable and other assets                   (210)           (5,120)
    Increase in accrued expenses and other liabilities                1,265               369
                                                                   --------          --------
    Net cash provided by operating activities                         8,972             2,383


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                6,011            20,987
  Proceeds from maturing securities held to maturity                 31,846            35,636
  Proceeds from maturing securities available for sale               13,106             4,308
  Purchases of time deposits                                         (1,599)             (553)
  Purchases of investment securities held to maturity               (36,638)          (13,177)
  Purchases of investment securities available for sale             (21,613)          (42,497)
  Net increase in federal funds sold and
      other short-term investments                                  (30,023)           (1,331)
  Proceeds from sales of mortgages                                   13,566             3,160
  Net increase in loans                                             (29,042)          (36,002)
  Capital expenditures                                                 (725)             (896)
                                                                   --------          --------
  Net cash used in investing activities                             (55,111)          (30,365)


Cash flows from financing activities:
  Net increase in deposits                                           39,693            35,129
  Net increase (decrease) in short-term borrowings                    8,961           (10,577)
  Purchases of treasury stock                                        (5,518)           (1,406)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                      577               392
  Proceeds from exercise of stock options                               275                59
  Cash dividends                                                     (1,915)           (1,787)
                                                                   --------          --------
  Net cash provided by financing activities                          42,073            21,810


  Net decrease in cash and due from banks                            (4,066)           (6,172)
  Cash and due from banks at beginning of period                     33,352            38,934
                                                                   --------          --------
  Cash and due from banks at end of period                         $ 29,286          $ 32,762
                                                                   ========          ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                       $ 15,561          $ 14,077
    Income taxes                                                   $  3,366          $  2,975

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.


Note 2. Per Share Data

The following weighted average shares were used for the computation of earnings per share:

                                       For the Three Months                     For the Six Months
                                          Ended June 30,                          Ended  June 30,

                                     1998                1997                1998                1997
Weighted Average Shares           7,601,829.8         7,744,627.6         7,622,976.4         7,753,379.0

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


Note 3. Stock Split

On January 28, 1998 the Corporation's board of directors declared a 100% stock dividend in the form of a stock split which was paid on May 1, 1998, to shareholders of record as of April 14, 1998. All share and per share amounts have been retroactively adjusted to give effect to the stock split.


Note 4. Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The Financial Accounting Standards Board (FASB) has issued Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which is applicable to all companies. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of this standard did not have any impact on the Corporation's financial statements.

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available- for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The following shows the comprehensive income for the periods stated:

                                                    Three months                Six months
                                                    ended June 30,              ended June 30,
                                               1998            1997          1998            1997
                                               ----            ----          ----            ----
                                                                  (in thousands)
Net income                                     $3,651         $3,283         $7,211         $6,296
Change in unrealized gain on available
  for sale investment securities                  116            527             63             19
                                               ------         ------         ------         ------
Total comprehensive income                     $3,767         $3,810         $7,274         $6,315
                                               ======         ======         ======         ======

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in two years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

Item 2.
                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations


Net Income

     Net income for the three months ended June 30, 1998 increased 12.1% or $0.4 million from $3.3 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998. The increase was due mainly to an increase in other income. Net income also increased $0.9 million or 14.3% to $7.2 million for the six months ended June 30, 1998 as compared to $6.3 million for the six months ended June 30, 1997. The increases for both the three and six month periods were due to an increase in other income.

Net Interest Income

     Interest and fees on loans increased $0.3 million from $13.6 million for the three months ended June 30, 1997 to $13.9 million for the three months ended June 30, 1998. For the six months ended June 30, 1998, interest and fees on loans increased $0.8 million from $26.6 million at June 30, 1997 to $27.4 million at June 30, 1998. The increase in both periods was due to increased loan volume.

     Interest on investment securities increased $0.2 million from $3.8 million for the three month period ended June 30, 1997 to $4.0 million for the three month period ended June 30, 1998. The increase was due to higher average volume. For the six months ended June 30, 1998 interest on investments increased by $0.5 million from $7.4 million for the six months ended June 30, 1997 to $7.9 million for the same period in 1998. This increase is also attributed to higher average volume for the period.

     Interest expense increased from $7.2 million for the three months ended June 30, 1997 to $8.0 million for the three months ended June 30, 1998, an increase of $0.8 million. Interest expense increased $1.5 million from $14.1 million for the six months ended June 30, 1997 to $15.6 million for the six months ended June 30, 1998. The increase in both periods is attributed to volume and rate increases in certain types of money market accounts and special certificates of deposit for Individual Retirement Accounts.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earnings assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Six months ended June 30, 1998 shows net interest income of $20.2 million which is a $0.2 million increase over the $20.0 million recorded for the six months ended June 30, 1997. The increase in net interest income for the six months ended June 30, 1998 was attributed to growth in net interest earning assets of $2.5 million and was offset by a decline in the net interest margin. Average interest earning assets increased by $59.4 million for the six month period ended June 30, 1998, as compared to the prior year. Average interest bearing liabilities increased by $57.0 million for the six month period ended June 30, 1998 as compared to the prior year. Average earning assets grew mainly due to commercial loan growth and average interest bearing liabilities grew due to increased deposits. The increase in net interest income resulting from the increase in net interest earning assets was offset by a decline in interest rate margin of 27 basis points to 4.39% in June 1998 from 4.66% in June 1997.

     The following demonstrates the aforementioned effects:

                                                               SIX MONTHS ENDED
                                                               ----------------
                                              6/30/98                                    6/30/97
                                              -------                                    -------
                                          AVG. BALANCE RATE                         AVG. BALANCE RATE
                                          -----------------                         -----------------
Interest Earnings Assets             $920,738           7.77%                    $861,326          7.92%

Interest Bearing Liabilities          743,833           4.19%                     686,889          4.09%


Net Interest Income                    20,211                                      20,054

Net Interest Spread                                     3.59%                                      3.83%

Net Interest Margin                                     4.39%                                      4.66%

     The Corporation is permitted to use interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Because of the Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments, interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

     At June 30, 1998, June 30, 1997 and December 31, 1997, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $50.0 million in notional amount interest rate swaps outstanding at June 30, 1998 expire as follows: $20.0 million in notional principal amount in first quarter 1999, $10.0 million in notional principal amount in third quarter 1999, $10.0 million in first quarter 2000 and $10.0 million in second quarter 2000. The impact of interest rate swaps on net interest income for the quarter ended June 30, 1998 was a positive $22 thousand as compared to a positive $18 thousand for the quarter ended June 30, 1997. For the six months ended June 30, 1998 the impact was a positive $40 thousand as compared to a positive $44 thousand for the six months ended June 30, 1997.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 1998 the market value of interest-rate swaps in a favorable position was $95 thousand. There were no interest rate swaps with the market value in an unfavorable position.

Asset Quality

     Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS 114. Any of the above criteria may cause the provision to fluctuate. For the three and six months ended June 30, 1998, the provisions for loan losses were $0.3 million and $0.6 million respectively. For the three and six months ended June 30, 1997 the provisions were $0.4 million and $0.6 million respectively.

     At June 30, 1998, the recorded investment in loans that are considered to be impaired was $3.1 million (all of which were on a non-accrual basis); the related allowance for credit losses for those loans was $611 thousand. At June 30, 1997, the recorded investment in loans considered to be impaired was $2.2 million and the related allowance for credit losses for these loans was $578 thousand.

     Generally, a loan (including a loan impaired) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at June 30, 1997 and 1998, was $4.6 million and consist mainly of real estate related commercial loans. For the quarter ended June 30, 1998, non-accrual loans resulted in lost interest income of $100 thousand as compared to $67 thousand for the quarter ended June 30, 1997. For the six months ended June 30, 1998 lost interest totaled $176 thousand as compared to $146 thousand for the same period in 1997. At June 30, 1998, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems. The Corporation is currently in the process of evaluating potential loss exposure for large commercial credits based on the results of a questionnaire dealing with Year 2000 readiness. Completion of this process is expected by the end of the third quarter. The impact this analysis will have on the reserve is not known at this time.

     At June 30, 1998, and December 31, 1997, the reserve for loan losses remained constant at 1.6% of total loans.

     The Corporation, at June 30, 1998, has a total of $234 thousand of Other Real Estate Owned ("OREO") consisting of three commercial properties. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

     Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees, and for 1998, increases in the cash surrender value of Bank-Owned Life Insurance
(BOLI). Other income increased $0.8 million or 44.4% from $1.8 million for the three months ended June 30, 1997 to $2.6 million for the three months ended June 30, 1998. The increase is attributed to a $0.2 million increase in the net cash surrender value of a $15.0 million Bank Owned Life Insurance Policy, along with trust income, which continues to be a major source of non-interest income. Trust income for the three months ended June 30, 1998 of $0.7 million was $0.1 million or 16.7% more than the $0.6 million reported for the three months ended June 30, 1997. Fee income, mainly due to increases in various other transaction fees and deposit service fees, increased from $0.9 million for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998, an increase of $0.4 million or 44.4% Other income for the six months ended June 30, 1998 increased $1.5 million or 40.5% from $3.7 million for the six months ended June 30, 1997 to $5.2 million for the six months ended June 30, 1998. The increase is attributed to a $0.4 million increase in the net cash surrender value of a $15.0 million Bank Owned Life Insurance Policy and trust income. Trust income for the six months ended June 30, 1998 of $1.7 million was $0.3 million or 21.4% more than the $1.4 million reported for the six months ended June 30, 1997. Fee income, mainly due to increases in various other transaction fees and deposit service fees, increased from $1.7 million for the six months ended June 30, 1997 to $2.5 million for the six months ended June 30, 1998, an increase of $0.8 million or 47.1%.

     During the quarter and six months ended June 30, 1998, investment securities totaling approximately $6 million were sold from the available for sale portfolio resulting in a net gain of $12 thousand. Those securities were sold to provide future yield enhancement and extend maturities. During the quarter ended June 30, 1997, securities totaling approximately $7 million were sold resulting in a net gain of $13 thousand. For the six months ended June 30, 1997, gains on sale of securities total $58 thousand.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of June 30, 1998, is $118.9 million as compared to $116.2 million at December 31, 1997. At June 30, 1998, a net unrealized gain of $413 thousand was recorded, compared to a net unrealized gain of $350 thousand at December 31, 1997.

Other Expense

     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $6.9 million for the quarter ended June 30, 1997 to $7.4 million for the quarter ended June 30, 1998. For the six months ended June 30, 1998 other expenses increased 3.6% or $0.5 million from $14.0 million at June 30, 1997 to $14.5 million at June 30, 1998. Increases is both periods are due to normal salary increases, and other expenses such as advertising, community relations, intangible expenses and software expenses.

Year 2000

     As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1977 a Year 2000 committee has been established. This group represents most areas of the Corporation and has developed a plan, inventoried software, identified hardware, contracts, and insurance issues all of which are under review.

     In April, 1998, the Corporation implemented a detailed testing schedule for mission-critical systems, which is expected to be substantially complete by December 31, 1998. In early 1999, the Corporation will conduct external testing with third parties, including ATMs, major customers, other financial institutions, payment systems providers, etc. This testing is expected to be completed by June 30, 1999.

     The Corporation has initiated communications with all of its significant suppliers and customers. This will enhance the level of understanding and help to identify significant areas of third-party risk. These critical business areas may require contingency plans, which are now under study.

     The Year 2000 project cost is estimated at approximately $0.4 million in 1998. Total cost for the first six months ended June 30, 1998 was not material to the Corporation's results of operations. The cost of the project and the date on which the Corporation believes it will complete the project are based on best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

Tax Provision

     An income tax provision of $1.5 million was recorded for the quarter ended June 30, 1998 and June 30, 1997. The effective tax rates were 29.2% and 31.6% respectively. For the six months ended June 30, 1998 the provision was $3.0 million as compared to $2.9 million for the six months ended June 30, 1997 with effective tax rates of 29.7% and 31.5% respectively. The effective tax rates reflects the benefits of tax credits generated from investments in low-income housing projects, tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

     Total assets increased $50.3 million or 5.2% from $973.2 million at December 31, 1997 to $1,023.5 million at June 30, 1998. Net loans and investments increased $15.6 million and $21.5 million respectively. Deposits increased $39.7 million mainly due to increased activity in certain types of money market accounts with higher rates being paid.

     Shareholders' equity increased to $105.1 million at June 30, 1998 from $104.6 million at December 31, 1997, an increase of $0.5 million or .5% Book value per share increased from $13.64 at December 31, 1997 to $13.92 at June 30, 1998. An increase of $.28 per share or 2.1%.

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

     As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of SFAS No. 130. The following shows the comprehensive income for the periods stated:

                                                   Three months                  Six months
                                                   ended June 30,                ended June 30,
                                                 1998         1997            1998           1997
                                                 ----         ----            ----           ----
                                                                  (in thousands)
Net income                                     $3,651         $3,283         $7,211         $6,296
Change in unrealized gain on available
  for sale investment securities                  116            527             63             19
                                               ------         ------         ------         ------
Total comprehensive income                     $3,767         $3,810         $7,274         $6,315
                                               ======         ======         ======         ======

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement becomes effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Corporation is evaluating the additional disclosure requirements this Statement is expected to have on the Corporation's financial statements.

     The FASB has recently issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No 132) which is effective for financial statements issued for periods beginning after December 31, 1997. SFAS No. 132 does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

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



                                   Univest Corporation of Pennsylvania
                                   -----------------------------------
                                             (Registrant)





Date:    7/21/98                    /s/ Merrill S. Moyer
         -------                    --------------------
                                    Merrill S. Moyer, Chairman




Date:    7/20/98                    /s/ Wallace H. Bieler
         -------                    ---------------------
                                    Wallace H. Bieler, Executive Vice President
                                    and Chief Financial Officer