Form 10-Q
period 1998-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1998-11-12
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    Form 10-Q


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From ______________ to ______________.

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


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                                   7,442,885
    (Title of Class)                               (Number of shares outstanding
                                                             at 9/30/98)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

Item 1:   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997                    1

               Condensed Consolidated Statements of Income
               Three and Six Months Ended September 30, 1998 and 1997      2

               Consolidated Statements of Cash Flows
               Six Months Ended September 30, 1998 and 1997                3

               Notes to Condensed Consolidated Financial Statements        4

Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Part II.  Other Information:                                              17

                  Other Information

Part III.  Financial Data Schedule                                        19

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (UNAUDITED)            (SEE NOTE)
                                                     September 30, 1998      December 31, 1997
                                                     ------------------      -----------------
                                                                   (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                               $    34,175             $    33,352
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                 11,906                   5,001

  INVESTMENT SECURITIES HELD-TO-MATURITY
  (MARKET VALUE $180,484 AT 9/30/98
  AND $142,205 AT 12/31/97)                                 178,319                 141,972

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                  102,957                 116,193

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                   18,900                   2,000

  LONG TERM FEDERAL FUNDS SOLD                               20,000                    --

  LOANS                                                     641,689                 635,563
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                 (10,268)                (10,270)
                                                        -----------             -----------
      NET LOANS                                             631,421                 625,293

  OTHER ASSETS                                               50,148                  49,346
                                                        -----------             -----------
      TOTAL ASSETS                                      $ 1,047,826             $   973,157
                                                        ===========             ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                 $   133,568             $   129,892
  DEMAND DEPOSITS, INTEREST BEARING                         226,940                 176,115
  SAVINGS DEPOSITS                                          132,813                 127,965
  TIME DEPOSITS                                             355,770                 358,896
                                                        -----------             -----------
    TOTAL DEPOSITS                                          849,091                 792,868

  SHORT-TERM BORROWINGS                                      62,103                  49,546
  OTHER LIABILITIES                                          22,898                  17,064
  LONG-TERM DEBT                                              9,075                   9,075
                                                        -----------             -----------
    TOTAL LIABILITIES                                       943,167                 868,553

SHAREHOLDERS' EQUITY
  COMMON STOCK                                               39,272                  39,272
  ADDITIONAL PAID-IN CAPITAL                                 14,908                  14,908
  RETAINED EARNINGS                                          61,107                  53,691
  ACCUMULATED OTHER COMPREHENSIVE INCOME                      1,117                     350
  TREASURY STOCK                                            (11,745)                 (3,617)
                                                        -----------             -----------
    TOTAL SHAREHOLDERS' EQUITY                              104,659                 104,604
                                                        -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,047,826             $   973,157
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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                ENDED SEPT. 30,          ENDED SEPT. 30,
                                              1998         1997         1998         1997
                                                (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS      $13,096      $13,190      $39,350      $38,812
    EXEMPT FROM FEDERAL INCOME TAXES            607          520        1,794        1,509
                                            -------      -------      -------      -------
      TOTAL INTEREST AND FEES ON LOANS       13,703       13,710       41,144       40,321

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                    4,058        3,671       11,936       11,110
  OTHER INTEREST INCOME                         699          111        1,167          174
                                            -------      -------      -------      -------
      TOTAL INTEREST INCOME                  18,460       17,492       54,247       51,605
                                            -------      -------      -------      -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                        7,642        6,726       22,108       19,691
  OTHER INTEREST EXPENSE                        618          575        1,728        1,669
                                            -------      -------      -------      -------
      TOTAL INTEREST EXPENSE                  8,260        7,301       23,836       21,360
                                            -------      -------      -------      -------

NET INTEREST INCOME                          10,200       10,191       30,411       30,245
PROVISION FOR LOAN LOSSES                       275          315          883          895
                                            -------      -------      -------      -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             9,925        9,876       29,528       29,350

OTHER INCOME                                  2,660        2,075        7,829        5,693
GAINS ON SALES OF SECURITIES                     85           41           97           99
                                            -------      -------      -------      -------
      TOTAL OTHER INCOME                      2,745        2,116        7,926        5,792

OTHER EXPENSES
  SALARIES AND BENEFITS                       3,851        3,852       11,579       11,359
  OTHER EXPENSES                              3,373        2,814       10,176        9,264
                                            -------      -------      -------      -------
      TOTAL OTHER EXPENSES                    7,224        6,666       21,755       20,623
                                            -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                    5,446        5,326       15,699       14,519

APPLICABLE INCOME TAXES                       1,623        1,653        4,665        4,550
                                            -------      -------      -------      -------

NET INCOME                                  $ 3,823      $ 3,673      $11,034      $ 9,969
                                            =======      =======      =======      =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                    $  0.51      $  0.47      $  1.45      $  1.28
   DILUTED                                  $  0.50      $  0.47      $  1.44      $  1.28
CASH DIVIDENDS DECLARED PER SHARE           $  0.15      $ 0.125      $ 0.425      $ 0.355

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                           For the nine months ended,
                                                                                                 (in thousands)

                                                                                         Sept. 30, 1998    Sept. 30, 1997
                                                                                         --------------    --------------
Cash flows from operating activities:
  Net income                                                                                $ 11,034          $  9,969
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses (less than) in excess of net charge-offs                            (2)              590
    Depreciation of premises and equipment                                                     1,887             1,782
    Discount accretion on investment securities                                                 (174)             (342)
    Deferred tax benefit                                                                        (242)               (5)
    Realized gains on investment securities                                                      (97)              (99)
    Realized gains on sales of mortgages                                                        (201)              (59)
    Decrease in net deferred loan fees                                                           (24)             (314)
    Increase in interest receivable and other assets                                          (1,327)           (2,987)
    Increase in accrued expenses and other liabilities                                         5,492               299
                                                                                            --------          --------
    Net cash provided by operating activities                                                 16,346             8,834

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                        25,079            21,028
  Proceeds from maturing securities held to maturity                                          52,690            61,748
  Proceeds from maturing securities available for sale                                        20,167             7,624
  Purchases of time deposits                                                                  (1,599)           (1,321)
  Purchases of investment securities held to maturity                                        (88,953)          (26,163)
  Purchases of investment securities available for sale                                      (30,642)          (59,424)
  Premium paid to purchase Bank Owned Life Insurance                                            --             (10,000)
  Net (increase) decrease in federal funds sold and
      other short-term investments                                                           (22,206)               69
  Net increase in long term federal funds sold                                               (20,000)             --
  Proceeds from sales of mortgages                                                            18,268             5,071
  Net increase in loans                                                                      (24,169)          (26,285)
  Capital expenditures                                                                        (1,362)           (1,310)
                                                                                            --------          --------
  Net cash used in investing activities                                                      (72,727)          (28,963)

Cash flows from financing activities:
  Net increase in deposits                                                                    56,223            14,341
  Net increase (decrease) in short-term borrowings                                            12,557            (2,948)
  Proceeds from long-term debt                                                                  --               2,000
  Purchases of treasury stock                                                                 (9,712)           (2,246)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                               878               625
  Proceeds from exercise of stock options                                                        311                59
  Cash dividends                                                                              (3,053)           (2,677)
                                                                                            --------          --------
  Net cash provided by financing activities                                                   57,204             9,154

  Net increase (decrease) in cash and due from banks                                             823           (10,975)
  Cash and due from banks at beginning of period                                              33,352            38,934
                                                                                            --------          --------
  Cash and due from banks at end of period                                                  $ 34,175          $ 27,959
                                                                                            ========          ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                $ 23,881          $ 21,646
    Income taxes                                                                            $  4,666          $  4,375

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three and nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

Note 2. Per Share Data

The following weighted average shares were used for the computation of earnings per share:

                                      For the Three Months           For the Nine Months
                                         Ended Sept. 30,                Ended Sept. 30,

                                      1998           1997             1998           1997
Weighted Average Shares            7,532,907.9    7,722,094.8      7,592,623.6    7,742,836.4

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

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available- for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The following shows the comprehensive income for the periods stated:

                                            Three months        Nine months
                                           ended Sept. 30,     ended Sept. 30,
                                           1998      1997      1998      1997
                                         -------   -------   -------   -------
                                                     (in thousands)
Net income                               $ 3,823   $ 3,673   $11,034   $ 9,969
Change in unrealized gain on available
  for sale investment securities             704       225       767       245
                                         -------   -------   -------   -------
Total comprehensive income               $ 4,527   $ 3,898   $11,801   $10,214
                                         =======   =======   =======   =======

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

The FASB has recently issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134) which is effective for financial statements issued for the first fiscal quarter beginning after December 15, 1998. Statement 134 is not expected to have an impact on the Corporation's financial statements since the Corporation presently does not securitize mortgage loans.

Item 2.
                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations


Net Income

     Net income for the three months ended September 30, 1998 increased 2.7% or $0.1 million from $3.7 million for the three months ended September 30, 1997 to $3.8 million for the three months ended September 30, 1998. Net income also increased $1.0 million or 10.0% to $11.0 million for the nine months ended September 30, 1998 as compared to $10.0 million for the nine months ended September 30, 1997. The increases for both the three and nine month periods were due mainly to an increase in other income.

Net Interest Income

     Interest and fees on loans remained constant at $13.7 million for the three months ended September 30, 1997 and September 30, 1998. For the nine months ended September 30, 1998, interest and fees on loans increased $0.8 million from $40.3 million at September 30, 1997 to $41.1 million at September 30, 1998. There was growth in loan volume for both periods. However, the increase for the three months ended September 30, 1998 was offset by a decrease in rate. The increase for the nine months ended September 30, 1998 was partially offset by a decrease in rate.

     Interest on investment securities increased $0.4 million from $3.7 million for the three month period ended September 30, 1997 to $4.1 million for the three month period ended September 30, 1998. The increase was due to higher average volume. For the nine months ended September 30, 1998, interest on investments increased by $0.8 million from $11.1 million for the nine months ended September 30, 1997 to $11.9 million for the same period in 1998. This increase is also attributed to higher average volume for the period.

     Other interest income increased $0.6 million from $0.1 million for the three month period ended September 30, 1997 to $0.7 million for the three month period ended September 30, 1998. The investment in long term federal funds sold is the reason for the increase. For the nine months ended September 30, 1998, other interest income increased by $1.0 million from $0.2 million for the nine months ended September 30, 1997 to $1.2 million for the same period in 1998. This increase is also due to the higher volume of long term federal funds sold.

     Interest expense increased from $7.3 million for the three months ended September 30, 1997 to $8.3 million for the three months ended September 30, 1998, an increase of $1.0 million. Interest expense increased $2.4 million from $21.4 million for the nine months ended September 30, 1997 to $23.8 million for the nine months ended September 30, 1998. The increase in both periods is attributed to volume and rate increases in certain types of money market accounts and special certificates of deposit for Individual Retirement Accounts.

     The asset/liability management process continues with its goal of providing stable reliable interest earnings through varying rate environments. Net interest income is the amount by which interest income on earnings' assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities. Nine months ended September 30, 1998 shows net interest income of $30.4 million that is a $0.2 million increase over the $30.2 million recorded for the nine months ended September 30, 1997. The increase in net interest income for the nine months ended September 30, 1998 was attributed to growth in net interest earning assets of $4.2 million and was offset by a decline in the net interest margin. Average interest earning assets increased by $69.0 million for the nine month period ended September 30, 1998, as compared to the prior year. Average interest bearing liabilities increased by $64.8 million for the nine month period ended September 30, 1998 as compared to the prior year. Average earning assets grew mainly due to investment growth and average interest bearing liabilities grew due to increased deposits. The increase in net interest income resulting from the increase in net interest earning assets was offset by a decline in interest rate margin of 32 basis points to 4.33% in September 1998 from 4.65% in September 1997.

     The following demonstrates the aforementioned effects:

                                               NINE MONTHS ENDED
                                   -------------------------------------------
                                        9/30/98                  9/30/97
                                   AVG. BALANCE RATE         AVG. BALANCE RATE
                                   -----------------         -----------------

Interest Earnings Assets           $935,988    7.73%         $867,020    7.94%

Interest Bearing Liabilities        756,416    4.20%          691,647    4.12%

Net Interest Income                  30,411                    30,245

Net Interest Spread                            3.53%                     3.82%

Net Interest Margin                            4.33%                     4.65%

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

     At September 30, 1998, September 30, 1997 and December 31, 1997, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $50.0 million in notional amount interest rate swaps outstanding at September 30, 1998 expire as follows:
$20.0 million in notional principal amount in first quarter 1999, $10.0 million in notional principal amount in third quarter 1999, $10.0 million in first quarter 2000 and $10.0 million in second quarter 2000. The impact of interest rate swaps on net interest income for the quarter ended September 30, 1998 was a positive $23 thousand as compared to a positive $14 thousand for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 the impact was a positive $63 thousand as compared to a positive $58 thousand for the nine months ended September 30, 1997.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 1998 the market value of interest-rate swaps in a favorable position was $467 thousand. There were no interest rate swaps with the market value in an unfavorable position.

Asset Quality

     Management believes the allowance for loan losses is maintained at a level which is adequate to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

     The allowance for loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant change in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS 114. Any of the above criteria may cause the provision to fluctuate. For both the three and nine months ended September 30, 1998 and September 30, 1997, the provisions for loan losses happen to round the same at $0.3 million and $0.9 million respectively.

     At September 30, 1998, the recorded investment in loans that are considered to be impaired was $2.8 million, all of which were on a non-accrual basis. The related allowance for credit losses for those loans was $0.7 million. At September 30, 1997, the recorded investment in loans considered to be impaired was $2.3 million and the related allowance for credit losses for these loans was $0.4 million.

     Generally, a loan (including a loan impaired) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at September 30, 1997 and 1998, was $4.7 million and $3.7 million respectively. They consist mainly of real estate related commercial loans. For the quarter ended September 30, 1998, non-accrual loans resulted in lost interest income of $84 thousand as compared to $48 thousand for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 lost interest totaled $260 thousand as compared to $216 thousand for the same period in 1997. At September 30, 1998, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems. The Corporation is currently in the process of evaluating potential loss exposure for large commercial credits based on the results of a questionnaire dealing with Year 2000 readiness. Completion of this process has been extended to the end of the fourth quarter. The impact this analysis will have on the reserve is not known at this time.

     At September 30, 1998, and December 31, 1997, the reserve for loan losses remained constant at 1.6% of total loans.

     The Corporation, at September 30, 1998, has a total of $300 thousand of Other Real Estate Owned ("OREO") consisting of three commercial properties. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

     Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees, gains on sales of mortgages and for 1998 and third quarter of 1997, increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $0.6 million or 28.6% from $2.1 million for the three months ended September 30, 1997 to $2.7 million for the three months ended September 30, 1998. The increase is attributed to trust income, which continues to be a major source of non-interest income, fee income and gains on sales of mortgages. Trust income of $0.8 million for the three months ended September 30, 1998 was $0.1 million or 14.3% more than the $0.7 million reported for the three months ended September 30, 1997. Fee income, mainly due to increases in various transaction fees and deposit service fees, increased from $1.0 million for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998, an increase of $0.4 million or 40.0%. Gains on sales of mortgages increased from $21 thousand for the three months ended September 30, 1997 to $45 thousand for the three months ended September 30, 1998, an increase of $24 thousand or 114.3%. Other income for the nine months ended September 30, 1998 increased $2.1 million or 36.8% from $5.7 million for the nine months ended September 30, 1997 to $7.8 million for the nine months ended September 30, 1998. The increase is attributed to a $0.5 million increase in the net cash surrender value of a $15.0 million Bank Owned Life Insurance Policy, trust income, fee income and gains on sales of mortgages. Trust income of $2.4 million for the nine months ended September 30, 1998 was $0.4 million or 20.0% more than the $2.0 million reported for the nine months ended September 30, 1997. Fee income, again due to increases in various transaction fees and deposit service fees, increased from $2.7 million for the nine months ended September 30, 1997 to $3.9 million for the nine months ended September 30, 1998, an increase of $1.2 million or 44.4%. Gains on sales of mortgages increased from $59 thousand for the nine months ended September 30, 1997 to $201 thousand for the nine months ended September 30, 1998, an increase of $142 thousand or 240.7%. The reason for the increase is lower long term interest rates that caused more refinancing.

     During the quarter ended September 30, 1998, investment securities totaling approximately $19 million were sold from the available for sale portfolio resulting in a net gain of $85 thousand compared to the $41 thousand for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, gains on sale of securities total $97 thousand compared to the $99 thousand for the nine months ended September 30, 1997. Treasury securities were sold to purchase agency securities and therefore take advantage of the higher spreads between agency and treasuries in the market and the resulting gain on the sales in both the three and nine month periods ended September 30, 1998.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale account as of

September 30, 1998, is $103.0 million as compared to $116.2 million at December 31, 1997. At September 30, 1998, Accumulated Other Comprehensive Income was $1.1 million compared to $0.4 million at December 31, 1997.

Other Expense

     Other expenses make up the operating costs of the Corporation, including but not limited to salaries and benefits, equipment, data-processing and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased 7.5% or $0.5 million from $6.7 million for the quarter ended September 30, 1997 to $7.2 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1998 other expenses increased 5.8% or $1.2 million from $20.6 million at September 30, 1997 to $21.8 million at September 30, 1998. Increases in both periods are due to increases in expenses such as advertising, other fee expense, intangible expense and software expense.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The discussion regarding the Corporation's preparedness for Year 2000 as discussed in the following section entitled "Year 2000" contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in the Corporations' ability to execute its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. The Corporation wishes to advise readers not to place undue reliance on any such forward-looking statements which reflect Management's analysis only as of the date hereof. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Year 2000

     As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 a Year 2000 (Y2K) committee has been established. This group has developed a plan, inventoried software, identified hardware, contracts with external vendors, and insurance issues all of which are under review.

     The Corporation has fully completed the assessment phase related to Y2K issues as it relates to the Corporation's hardware and software applications. The Corporation's assessment indicated that most of the significant information technology systems, particularly the general ledger and subsidiary applications including loans, deposits, payroll and trust systems could be affected. All of these software applications are licensed from vendors and run on hardware operated by the Corporation. These vendors have represented that such applications are Y2K compliant.

     At present, testing of these software applications is approximately fifty percent complete with satisfactory results. Testing of the Corporation's computer hardware is complete and determined to be Y2K compliant. Testing of effected software applications is expected to be fully completed by December 31, 1998. The Corporation's contingency plans include self-remediation of licensed software, manual workarounds, and the use of outsourcing alternatives in the case of the payroll application. The assessment also indicated that certain internally developed programs were affected by the Y2K issue. Such programs have been remedied, tested and successfully implemented.

     Additionally, the Corporation has substantially completed the assessment of the potential effects on the Corporation related to its commercial customers' preparedness for Year 2000. Specifically, the Corporation is subject to the risk of loss of customer deposits and customers' inability to meet contracted loan obligations in the event customers experience disruptions in their operations and experience loss of business and liquidity problems. This assessment is expected to be completed by year end 1998. The results of this assessment will enable the Corporation to more closely monitor those higher risk customers so as to promptly determine the possible effects on the Corporation's liquidity and loan loss reserves. The inability of customers to complete their Y2K resolution process in a timely manner could materially impact the Corporation.

     In early 1999, the Corporation will conduct external testing with third parties, including ATMs, major customers, other financial institutions and payment systems providers. This testing is expected to be completed by June 30, 1999.

     The total cost of the Y2K project cost is estimated at $400 thousand. To date, the Corporation has incurred approximately $105 thousand, all of which has been expensed. The remaining $295 thousand will be expensed as incurred.

     Management believes it has an effective program in place to resolve the Y2K issue in a timely manner. Failure to complete the project as herein described may have a negative impact on our ability to effectively serve our customers. In this event, the Corporation may experience the loss of customers, strain on liquidity and a material negative effect on the results of operations.

     Management of the Corporation believes that our readiness program will be completed and if any need to rely on contingency plans arises, the impact will not have a material financial impact on the Corporation. However, there can be no guarantee that the estimates to complete the Y2K project or the contingency plans will be achieved and actual results could differ from those anticipated.

Tax Provision

     An income tax provision of $1.6 million was recorded for the quarter ended September 30, 1998 and $1.7 million for the quarter ended September 30, 1997. The effective tax rates were 29.8% and 31.0% respectively. For the nine months ended September 30, 1998 the provision was $4.7 million as compared to $4.6 million for the nine months ended September 30, 1997 with effective tax rates of 29.7% and 31.3% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

     Total assets increased $74.6 million or 7.7% from $973.2 million at December 31, 1997 to $1,047.8 million at September 30, 1998. Interest bearing deposits increased $6.9 million. Investments increased $23.1 million. Federal funds sold and Term federal funds sold increased $36.9 million. Net loans increased $6.1 million. Deposits increased $56.2 million mainly due to increased activity in certain types of money market accounts paying higher rates. Short-term borrowings increased $12.6 million due to the normal business cycle volatility in the corporate daily sweep repurchase account.

     Shareholders' equity increased to $104.7 million at September 30, 1998 from $104.6 million at December 31, 1997, an increase of $0.1 million or 0.1%. Treasury stock increased to $11.7 million at September 30, 1998 from $3.6 million at December 31, 1997. On November 26, 1997, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or approximately 385,000 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since November, 1997 is 211,440.

     Book value per share increased from $13.64 at December 31, 1997 to $14.06 at September 30, 1998. An increase of $.42 per share or 3.1%.

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

     As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of SFAS No. 130. The following shows the comprehensive income for the periods stated:

                                                Three months               Nine months
                                             ended September 30,       ended September 30,
                                              1998         1997         1998         1997
                                            -------      -------      -------      -------
                                                           (in thousands)
Net income                                  $ 3,823      $ 3,673      $11,034      $ 9,969
Change in unrealized gain on available
  for sale investment securities                704          225          767          245
                                            -------      -------      -------      -------
Total comprehensive income                  $ 4,527      $ 3,898      $11,801      $10,214
                                            =======      =======      =======      =======

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement becomes effective for fiscal periods beginning after December 15, 1997, with early adoption permitted. The Corporation is evaluating the additional disclosure requirements this Statement is expected to have on the Corporation's financial statements.

     The FASB has recently issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which is effective for financial statements issued for periods beginning after December 31, 1997. SFAS No. 132 does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful.

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

     The FASB has recently issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134) which is effective for financial statements issued for the first fiscal quarter beginning after December 15, 1998. Statement 134 is not expected to have an impact on the Corporation's financial statements since the Corporation presently does not securitize mortgage loans.

Other

     Univest Corporation announced that it has reached an agreement in principle to acquire Fin-Plan Group of Wayne, Pennsylvania. This will enable the Corporation to provide a broader range of financial services including financial planning, investment management, insurance products and brokerages services. The transaction is expected to be completed in the first quarter of 1999.

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



                                        Univest Corporation of Pennsylvania
                                        -----------------------------------
                                                   (Registrant)


Date: October 27, 1998
                                        /s/ Merrill S. Moyer
                                        ---------------------------------------
                                        Merrill S. Moyer, Chairman


Date: October 26, 1998
                                        /s/ Wallace H. Bieler
                                        ---------------------------------------
                                        Wallace H. Bieler,
                                        Executive Vice President
                                        and Chief Financial Officer