Form 10-K
period 1998-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 1999-03-24
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998        Commission File number 0-7617

                       UNIVEST CORPORATION OF PENNSYLVANIA
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-1886144
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

     14 North Main Street                                    18964
   Souderton, Pennsylvania                                 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (215) 721-2400


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value
     (Title of Class)                                      7,327,554
                                                   (Number of shares outstanding
                                                   at 2/28/99)

     The approximate aggregate market value of voting stock held by non affiliates of the registrant is $194,274,685 as of February 28,1999.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  YES X  NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ( )

     Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 6, 1999. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1998.

                                     PART I

Item 1.  Business

General

     Univest Corporation of Pennsylvania ("Univest") is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. It owns all of the capital stock of Union National Bank and Trust Company ("Union National Bank"), Pennview Savings Bank, Univest Realty Corporation, Univest Leasing Corporation, Univest Delaware, Inc., Univest Financial Planning Corporation, Univest Insurance Company, and Univest Electronic Services Corporation.

     Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from general public and investing such deposits primarily in loans secured by residential properties and consumer loans. Delview, Inc. a wholly owned subsidiary of Pennview, is a passive investment holding company operating in Delaware. Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Univest Delaware, Inc. is a passive investment holding company operating in Delaware. Univest Leasing Corporation is inactive. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

     Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-six (26) banking offices, two off-premises automated teller machines, one work site office and provides banking and trust services to the residents and employees of ten retirement homes. Fifteen banking offices are in Montgomery County and eleven banking offices are in Bucks County. A work site office is located in Montgomery County. One off-premises automated teller machine is located in Montgomery County and one is located in Bucks County.

     Pennview Savings Bank conducts operations through five (5) full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

     As of January 31, 1999, Univest and its subsidiaries employed four hundred and thirty-six (436) persons.

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

Supervision and Regulation

     Union National Bank is subject to supervision and is regularly examined by the Office of Comptroller of the Currency. Also, Union National Bank is subject to examination by the Federal Deposit Insurance Corporation and by the Federal Reserve System. Pennview Savings Bank is regulated by the Federal Deposit Insurance Corporation and by the Department of Banking of the Commonwealth of Pennsylvania.

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

     Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 12.3% and 14.1%, and total risk-based capital ratios of 13.4% and 15.2% at December 31, 1998 and 1997, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

Interstate Acquisitions

     The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department.

Statistical Disclosure

     Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Pennview. The following financial data appearing on pages 6 through 17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

                                        UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

           TABLE I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                          ($ in thousands)

                                                      1998                                 1998/1997

                                       Average          Income/       Avg.      Volume        Rate                     Average
ASSETS:                                Balance          Expense       Rate      Change       Change        Total       Balance
                                       -------          -------       ----      ------       ------        -----       -------
Cash and due from banks              $    31,321                                                                     $    29,244
Time deposits with other banks            11,273     $       626       5.6      $   541     $       2     $    543         1,522

U.S. Government obligations              196,033          11,602       5.9         (273)         (399)        (672)      199,733
Oblig. of states & political sub           6,858             307       4.5           93            (5)          88         4,728
Other securities                          67,637           4,328       6.4        1,993           (37)       1,956        36,547
Federal Reserve bank stock                   761              46       6.0           --            --           --           761
Federal funds sold and other
  short-term investments                  18,057             988       5.5          757             8          765         4,204
                                     -----------     -----------                                                     -----------

  Total investments                      289,346          17,271       6.0                                               245,973
                                     -----------     -----------      ----                                           -----------



Commercial loans                         157,363          14,402       9.2        1,770            --        1,770       137,520
Real estate loans                        345,781          28,879       8.4       (1,289)       (1,444)      (2,733)      361,089
Installment loans                         86,505           7,350       8.5          977            --          977        75,395
Home equity loans                         14,614           1,549      10.6          (67)          (31)         (98)       15,300
Municipal loans                           41,456           2,383       5.7          287            37          324        36,545
                                     -----------     -----------                                                     -----------

  Gross loans                            645,719          54,563       8.4                                               625,849
                                                     -----------      ----

    Less:  valuation reserve             (10,439)                                                                        (10,159)
                                     -----------                                                                     -----------

      Net loans                          635,280                                                                         615,690
                                     -----------                                                                     -----------

Property and equipment, net               16,237                                                                          16,761
Other assets                              32,711                                                                          20,047
                                     -----------                                                                     -----------


  Total assets                       $ 1,016,168                                                                     $   929,237
                                     ===========                                                                     ===========



                                        1997                             1997/1996                                   1996

                                       Income/     Avg.       Volume       Rate                      Average        Income/    Avg.
ASSETS:                                Expense     Rate       Change      Change        Total        Balance        Expense    Rate
                                       -------     ----       ------      ------        -----        -------        -------    ----
Cash and due from banks                                                                            $   30,866
Time deposits with other banks         $     83    5.5      $    51     $      2     $      53             588    $     30      5.1

U.S. Government obligations              12,274    6.1         (709)        (214)         (923)        213,981      13,197      6.2
Oblig. of states & political sub            219    4.6           35           12            47           3,967         172      4.3
Other securities                          2,372    6.5        1,322           16         1,338          16,278       1,034      6.4
Federal Reserve bank stock                   46    6.0            1           --             1             752          45      6.0
Federal funds sold and other
  short-term investments                    223    5.3            7           (4)            3           4,083         220      5.4
                                       --------                                                    -----------    --------

  Total investments                      15,134    6.2                                                 239,061      14,668      6.1
                                       --------   ----                                             -----------    --------     ----



Commercial loans                         12,632    9.2        1,239         (124)        1,115         124,372      11,517      9.3
Real estate loans                        31,612    8.8         (245)         363           118         363,050      31,494      8.7
Installment loans                         6,373    8.5        1,157          (61)        1,096          61,190       5,277      8.6
Home equity loans                         1,647   10.8         (127)          16          (111)         16,393       1,758     10.7
Municipal loans                           2,059    5.6          389         (268)          121          29,827       1,938      6.5
                                       --------                                                    -----------    --------

  Gross loans                            54,323    8.7                                                 594,832      51,984      8.7
                                       --------   ----                                                            --------     ----

    Less:  valuation reserve                                                                            (9,582)
                                                                                                    ----------

      Net loans                                                                                        585,250
                                                                                                    ----------

Property and equipment, net                                                                             16,436
Other assets                                                                                            17,656
                                                                                                    ----------


  Total assets                                                                                      $  889,857
                                                                                                    ==========

                                                  1998                                  1998/1997

LIABILITIES:                        Average       Income/          Avg.      Volume        Rate                        Average
                                    Balance       Expense          Rate      Change       Change        Total          Balance
                                    -------       -------          ----      ------       ------        -----          -------
Demand deposits                   $  132,132                                                                         $  118,960
                                  ----------                                                                         ----------

Interest checking deposits            80,524    $    1,101          1.4     $     36     $     74     $      110         73,521
Money market savings                 128,970         5,322          4.1        2,166          539          2,705         77,013
Regular savings                      132,012         3,170          2.4          116         (129)           (13)       128,546
Certificates of deposit              325,798        18,270          5.6          714           --            714        312,517
Time open & club accounts             30,800         1,552          5.0         (673)         (44)          (717)        44,447
                                  ----------                                                                         ----------

  Total time, int., and inv
    checking deposits                698,104        29,415          4.2                                                 636,044
                                  ----------    ----------          ---                                              ----------

    Total deposits                   830,236                                                                            755,004
                                  ----------                                                                         ----------


Federal funds purchased                  234            14          6.0         (200)          11           (189)         3,541
Loans & securities sold under
  agreement to repurchase             56,181         1,829          3.3          221           --            221         49,133
Other borrowings                      10,135           557          5.5           81           (9)            72          8,592
Subordinated notes                        --            --          0.0            0           --             --             --
                                  ----------     ----------                                                          ----------

  Total borrowings                    66,550         2,400          3.6                                                  61,266
                                  ----------     ----------         ---                                              ----------

Accrued expenses & other liab         14,617                                                                             11,787
                                  ----------                                                                         ----------


  Total liabilities                  911,403                                                                            828,057
                                  ----------                                                                         ----------

SHAREHOLDERS' EQUITY:

Common stock                          37,765                                                                             19,636
Capital surplus                       19,696                                                                             34,539
Retained earnings                     47,304                                                                             47,005
                                  ----------                                                                         ----------

  Total shareholders' equity         104,765                                                                            101,180
                                  ----------                                                                         ----------

  Total liabilities and share-
    holders' equity               $1,016,168                                                                         $  929,237
                                  ==========                                                                         ==========

Weighted avg. yield on interest-earning assets                      7.7 %
Weighted avg. rate paid on interest-bearing liab.                   4.2 %
Net yield                                                           4.3 %


                                   1997                               1997/1996                                 1996

LIABILITIES:                       Income/       Avg.       Volume       Rate                    Average        Income/      Avg.
                                   Expense       Rate       Change      Change      Total        Balance        Expense      Rate
                                   -------       ----       ------      ------      -----        -------        -------      ----
Demand deposits                                                                               $  107,993
                                                                                               ---------

Interest checking deposits     $      991         1.3      $   (6)     $   --     $    (6)        73,973       $      997     1.3
Money market savings                2,617         3.4         475         319         794         63,849            1,823     2.9
Regular savings                     3,183         2.5          51          --          51        126,118            3,132     2.5
Certificates of deposit            17,556         5.6         (83)         --         (83)       313,867           17,639     5.6
Time open & club accounts           2,269         5.1         246          40         286         39,576            1,983     5.0
                                                                                               ---------       ----------

  Total time, int., and inv
    checking deposits              26,616         4.2                                            617,383           25,574     4.1
                               ----------         ---                                          ---------       ----------     ---

    Total deposits                                                                               725,376
                                                                                               ---------


Federal funds purchased               203         5.7         (51)          9         (42)         4,433              245     5.5
Loans & securities sold under
  agreement to repurchase           1,608         3.3         160          --         160         44,001            1,448     3.3
Other borrowings                      485         5.6          56          15          71          7,612              414     5.4
Subordinated notes                     --         0.0          --          --          --             --               --     0.0
                               ----------                                                      ----------      ----------

  Total borrowings                  2,296         3.7                                             56,046            2,107     3.8
                               ----------         ---                                          ----------      ----------     ---

Accrued expenses & other liab                                                                     14,939
                                                                                               ----------


  Total liabilities                                                                              796,361
                                                                                               ----------

SHAREHOLDERS' EQUITY:

Common stock                                                                                      19,636
Capital surplus                                                                                   34,545
Retained earnings                                                                                 39,315
                                                                                               ----------

  Total shareholders' equity                                                                      93,496
                                                                                               ----------

  Total liabilities and share-
    holders' equity                                                                            $  889,857
                                                                                               ==========

Weighted avg. yield on interest-earning assets    8.0 %                                                                       8.0 %
Weighted avg. rate paid on interest-bearing liab. 4.1 %                                                                       4.1 %
Net yield                                         4.7 %                                                                       4.7 %

Note: (1)  For rate calculation purposes, average loan categories include unearned discount.

      (2)  Nonaccrual loans have been included in the average loan balances.

      (3) Certain amounts have been reclassified to conform with the current-year presentation.

      (4) Included in interest income are loan fees of $1,106 for 1998, $1,253 for 1997 and $1,364 for 1996.

      (5)  Table I has not been tax equated.


* The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                   TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                             (Thousands of Dollars)


                    CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                        December 31,   December 31,  December 31,
                                                          1998 (a)      1997 (a)       1996 (a)
                                                          --------      --------       --------
U. S. Treasury, government corporations and agencies      $225,294      $195,048      $213,360

State and political subdivisions                            17,966         4,676         4,980

Mortgage-backed securities                                  74,233        53,996        18,529

Other                                                       10,172         4,445         5,344
                                                          --------      --------      --------

Total                                                     $327,665      $258,165      $242,213
                                                          ========      ========      ========


                MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                              December 31,      December 31,      December 31,      December 31,    December 31,      December 31,
                                  1998              1998              1997              1997            1996              1996
                               Amount (a)         Yield (b)        Amount (a)         Yield (b)      Amount (a)         Yield (b)
                               ----------         ---------        ----------         ---------      ----------         ---------
1 Year or less                  $ 93,671           5.78%          $ 69,916             5.88%          $ 73,215             6.50%

1 Year - 5 Years                 158,938           5.64%           136,317             6.19%           155,662             6.06%

5 Years - 10 Years                20,781           6.33%            11,652             6.54%             6,784             6.09%

After 10 Years                    54,275           6.24%            40,280             6.51%             6,552             6.16%
                                --------           ----           --------             ----           --------             ----

Total                           $327,665           5.82%          $258,165             6.17%          $242,213             6.20%
                                ========           ====           ========             ====           ========             ====


Refer to Note 3 to the consolidated financial statements

a.   Held to maturity and available for sale portfolios are combined.

b. Weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by outstanding amount of the related investment.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                             (Thousands of Dollars)

                                                     December 31,     December 31,   December 31,     December 31,      December 31,
                                                        1998             1997           1996             1995               1994
                                                     ------------     ------------   ------------     ------------      ------------
Real estate Loans
  Construction and land development                   $ 33,530         $ 30,951       $ 34,733         $ 54,840            $ 50,954
  Secured by 1-4 family residential properties         214,798          217,782        217,631          216,180             221,098
  Other real estate loans                              169,402          189,251        178,644          157,925             160,234

Commercial and industrial loans                        171,699          138,812        124,788          120,692             114,103

Loans to individuals                                    64,306           53,500         47,466           40,648              36,810

All other loans                                          7,117            6,143          5,821            4,084               5,639
                                                      --------         --------       --------         --------            --------

  Total loans                                         $660,852         $636,439       $609,083         $594,369            $588,838
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

As of December 31, 1998                                            Due in One        Due in One        Due in Over
                                                                  Year or Less      to Five Years       Five Years           Total
                                                                  ------------      -------------       ----------           -----
Real estate loans
  Construction and land development                                $ 20,031           $  9,770           $  3,729           $ 33,530
  Secured by 1-4 family residential properties                       45,432             86,124             83,242            214,798
  Other real estate loans                                            55,636             41,446             72,320            169,402

Commercial and industrial loans                                     132,399             26,478             12,822            171,699

Loans to individuals                                                 25,177             35,484              3,645             64,306

All other loans                                                       2,229              4,405                483              7,117
                                                                   --------           --------           --------           --------
  Total loans                                                      $280,904           $203,707           $176,241           $660,852
                                                                   ========           ========           ========           ========

Loans with a predetermined interest rate                           $ 95,345           $134,172           $167,201           $396,718
Loans with a floating or variable interest rate                     185,559             69,535              9,040            264,134
                                                                   --------           --------           --------           --------
                                                                   $280,904           $203,707           $176,241           $660,852
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

Potential Problem Loans

     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The total of nonaccruing and restructured loans in 1998 was $3,549. There was no interest income recognized on these loans. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $341 would have been recorded in 1998. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

Loan Concentrations

     At December 31, 1998, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets

     At December 31, 1998, $393 in Other Real Estate Owned was classified as nonperforming. This amount represents all Other Real Estate Owned as of December 31, 1998.

                                                                   1998           1997           1996          1995          1994
                                                                 Principal      Principal      Principal     Principal     Principal
                                                                  Balance        Balance        Balance       Balance       Balance
                                                                  -------        -------        -------       -------       -------
Nonaccruing loans                                                 $3,424         $3,136         $4,671         $5,855         $5,149
                                                                  ======         ======         ======         ======         ======

Accruing loans 90 days or more past due:

Real estate loans
     Construction and land development                              --             --             --             --             --
     Secured by 1-4 family dwellings                                 705            308            373            234             76
     Other real estate                                                14             36             12             93            172

Commercial and industrial loans                                     --               21             19           --             --

Loans to individuals                                                 204            159            180            174            247

All other loans                                                     --             --             --             --             --
                                                                  ------         ------         ------         ------         ------

     Total loans, 90 days or more past due                           923            524            584            501            495
                                                                  ======         ======         ======         ======         ======

     Restructured loans, not included above                          125            206            281            352            422
                                                                  ======         ======         ======         ======         ======

                                                              1998            1997            1996            1995           1994
                                                              ----            ----            ----            ----           ----
Average amount of loans outstanding                         $635,939        $617,082        $590,144        $583,398        $585,644

Loan loss reserve at beginning of period                    $ 10,270        $  9,801        $  8,854        $  8,876        $  7,198

Charge-offs:
     Real estate loans                                           575             552             990           1,842             701
     Commercial and industrial loans                             370             319              20             416             615
     Loans to individuals                                        427             286             175             236             127
     Home equity                                                --              --              --              --              --
     Other                                                      --              --              --              --              --
                                                            --------        --------        --------        --------        --------
Total charge-offs:                                             1,372           1,157           1,185           2,494           1,443
                                                            ========        ========        ========        ========        ========

Recoveries:
     Real estate loans                                           324             167             458             316             146
     Commercial and industrial loans                             256              78             529             157             816
     Loans to individuals                                        102              66              76              75             170
     Home equity                                                --              --              --              --              --
     Other                                                      --                 5              24              29              39
                                                            --------        --------        --------        --------        --------
Total recoveries:                                                682             316           1,087             577           1,171
                                                            ========        ========        ========        ========        ========

Net charge-offs:                                                 690             841              98           1,917             272

Additions to loan loss reserve                                   958           1,310           1,045           1,895           1,950

Loan loss reserve at end of period                          $ 10,538        $ 10,270        $  9,801        $  8,854        $  8,876
                                                            ========        ========        ========        ========        ========


                                       Loan type          Loan type          Loan type           Loan type              Loan type
                                          as %               as %              as %                 as %                  as %
Amount in reserve by category:         of loans            of loans          of loans            of loans                of loans
                                       --------            --------          --------            --------               --------
Real estate loans                   63.2    $ 2,358   68.8    $  3,511    70.8    $ 3,146     72.2     $   817        73.4  $ 2,999
Commercial and industrial loans     26.0      3,575   21.8         610    20.5      1,332     20.3       2,459        19.4    2,495
Loans to individuals                 9.7      1,049    8.4         617     7.8        354      6.8         347         6.3      490
All other loans                      1.1         11    1.0          11     0.9         11      0.7          11         0.9       15
Unallocated portion                           3,545              5,521              4,958                5,220                2,876
                                            -------           --------            -------              -------              -------
     Total                                  $10,538           $ 10,270            $ 9,801              $ 8,854              $ 8,875
                                            =======           ========            =======              =======              =======

Ratio of Net charge-offs versus
  average loans                                 0.1%               0.1%               0.0%                 0.3%                 0.0%


Total cash-basis and nonaccrual loans of $3,424 at December 31, 1998, were generally comprised of $955 in residential real estate loans, $2,176 in commercial real estate loans and $293 in commercial and other loans.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                    TABLE IV. SUMMARY OF LOAN LOSS EXPERIENCE
                             (Thousands of Dollars)

     Management's methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

     Reserve for possible loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans on the "watch list" and all nonaccrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No.
114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate. The methodology for establishing the loan loss reserve and provision has not changed in recent years.

     The reserve for possible loan losses is made up of the allocated or general reserve and the unallocated portion, which is the remainder after necessary allocations are made. The following table summarizes the two categories for the periods indicated.

                                           December 31,
                               -------------------------------------
                                1998            1997           1996
                               -------        -------        -------
            Allocated          $ 6,993        $ 4,749        $ 4,843
            Unallocated          3,545          5,521          4,958
                               -------        -------        -------
            Total              $10,538        $10,270        $ 9,801
                               =======        =======        =======

     The increase of $2.2 million in the allocated portion of the reserve for the year ended December 31, 1998 was due mainly to a $2.0 million increase in the uncriticized portion of the allowance related to the commercial loan pool. This increase was caused by a higher volume of losses among small business credits, which migrate more quickly from pass to loss than larger business credit charge offs. The historical loss factor for this segment of the commercial loan portfolio increased from 0.15% at December 31, 1997 to 1.11% at December 31, 1998. Volume also increased from $142 million at December 31, 1997 to $174 million at December 31, 1998. Industry concentrations increased in volume by $32 million from $56 million at December 31, 1997 to $88 million at December 31, 1998. This increase relates to a segment in the real estate industry. The loss factor for calculating the reserve applicable to industry concentration increased from 0.20% at December 31, 1997 to 0.60% at December 31, 1998. The change in volume and change in loss factor resulted in an increase of $400 thousand in the allocated reserve. The approximate $2.2 million increase in the allocated reserve for the year ended December 31, 1998 caused a corresponding decrease in the unallocated portion of the reserve. Other immaterial fluctuation occurred in both volumes and estimation factors of other pools of loans.

     Management believes that both the allocated and unallocated portions of the reserve are maintained at a level which is adequate to absorb potential losses in the loan portfolio.

         There were no significant changes in either the allocated or unallocated portions of the reserve for the year ended December 31, 1998 when compared to the year ended December 31, 1997.

         As the accompanying table indicates, the amount of loan loss provision charged to expense for 1998 was $958 compared to $1,310 in 1997 and $1,045 in 1996.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                TABLE V. DEPOSITS
                             (Thousands of Dollars)

                                                                      1998                    1997                   1996
                                                                    ---------               ---------               ---------
A.  Average:            Noninterest-bearing demand deposits         $ 132,132               $ 118,960               $ 107,993

                        Interest checking                              80,524                  73,521                  73,973

                        Money Market savings                          128,970                  77,013                  63,849

                        Saving deposits                               132,012                 128,546                 126,118

                        Time deposits                                 356,598                 356,964                 353,443
                                                                    ---------               ---------               ---------

                        Total                                       $ 830,236               $ 755,004               $ 725,376
                                                                    =========               =========               =========


                                                                 Due 3 months         Due 3 - 6         Due 6 - 12         Due over
B.  Year-end balance:   ($100 or more) outstanding as of           or less              months            months          12 months
                        December 31, 1998                          -------              ------            ------          ---------
                        Certificates of deposit                    $  3,542             $ 1,736           $ 5,828          $ 10,563

                        Other time deposits                        $ 15,653             $ 5,213           $ 1,408          $    850


Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits


                 TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                             (Shown as percentages)

                                              1998          1997          1996
                                              ----          ----          ----

Return on assets                               1.4           1.4           1.4

Return on equity                              13.8          13.0          12.9

Dividend payout ratio                         29.9          28.2          23.1

Equity to assets ratio                        10.3          10.9          10.5

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)

             LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE


                                                   1998        1997        1996
                                                   ----        ----        ----
Balance at December 31                            $62,890     $48,389     $48,661

Weighted average interest rate at year end            3.2%        3.3%        3.3%

Maximum amount outstanding at any month's end     $68,384     $58,521     $53,109

Average amount outstanding during the year        $56,181     $49,133     $44,001

Weighted average interest rate during the year        3.3%        3.3%        3.3%

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 6, 1999.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     Incorporated by reference from the 1998 Annual Report to Shareholders (Exhibit 13), pages 43-44. Dividend and other restrictions are incorporated by reference from Note 16 of the 1998 Annual Report to Shareholders (Exhibit 13), pages 29 and 30. The number of shareholders as of February 28, 1999, was 2,032.

Item 6.  Selected Financial Data

     Incorporated by reference from the 1998 Annual Report to Shareholders (Exhibit 13), page 34.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the 1998 Annual Report to Shareholders (Exhibit 13), pages 35 through 42. Dividend and other restrictions are incorporated by reference from Note 16 of the 1998 Annual Report to Shareholders (Exhibit 13), pages 29 and 30.

Item 7 (a).  Qualitative and Quantitative Disclosures About Market Risk

     Incorporated by reference from the 1998 Annual Report to Shareholders (Exhibit 13), pages 41 and 42.

Item 8.  Financial Statements and Supplementary Data

     Consolidated balance sheets of the registrant at December 31, 1998 and 1997, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1998, and the independent auditors' report thereon are incorporated by reference from the 1998 Annual Report to Shareholders (Exhibit 13), pages 13 through 16.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 6, 1999.

     Executive Officers

     The names and ages of all executive officers of Univest are as follows:


                                            Principal Occupation
       Officer             Title            during past 5 years                         Age
       -------             -----            -------------------                         ---
Merrill S. Moyer          Chairman          Chairman and Chief Executive                65
                                            Officer of the Corporation and
                                            Chairman of Union National Bank

Norman L. Keller          Executive Vice    President and CEO of Pennview               61
                          President         Savings Bank and Executive
                                            Vice President of the Corporation

Marvin A. Anders          Vice Chairman     Vice Chairman of the Corporation            59
                                            and Union National Bank

William S. Aichele        President         President of the Corporation                48
                                            and President and CEO of
                                            Union National Bank

Wallace H. Bieler         Executive Vice    Executive Vice President                    53
                          President         and CFO of the Corporation
                                            and Union National Bank

There is no family relationship among any of the executive officers of Univest.

Item 11.  Executive Compensation

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 6, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 6, 1999.

Item 13.  Certain Relationships and Related Transactions

     During 1998, the Corporation and its subsidiaries paid $429,113 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Sons, Inc.

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

          (b) There were no reports on Form 8-K filed in the fourth quarter of 1998.

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

UNIVEST CORPORATION OF PENNSYLVANIA
         Registrant

By:      /s/ Norman L. Keller
         ---------------------------------
         Norman L. Keller
         Secretary and Executive Vice President, March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Merrill S. Moyer                                 /s/ James L. Bergey
----------------------------                         ---------------------------
Merrill S. Moyer                                     James L. Bergey
Chairman and Director, March 24, 1999                Director, March 24, 1999


/s/ Marvin A. Anders                                 /s/ Harold M. Mininger
----------------------------                         ---------------------------
Marvin A. Anders                                     Harold M. Mininger
Vice Chairman, March 24,1999                         Director, March 24, 1999


/s/ Wallace H. Bieler                                /s/ Paul G. Shelly
----------------------------                         ---------------------------
Wallace H. Bieler                                    Paul G. Shelly
Executive Vice President and CFO, March 24, 1999     Director, March 24, 1999


/s/ Charles H. Hoeflich                              /s/ R. Lee Delp
----------------------------                         ---------------------------
Charles H. Hoeflich                                  R. Lee Delp
Chairman Emeritus, March 24, 1999                    Director, March 24, 1999


/s/ John U. Young                                    /s/ Clair W. Clemens
----------------------------                         ---------------------------
John U. Young                                        Clair W. Clemens
Director, March 24, 1999                             Director, March 24, 1999


/s/ Thomas K. Leidy
----------------------------
Thomas K. Leidy
Director, March 24, 1999

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

(21) Subsidiaries of the Registrant

(23) Consent of independent auditors

(24) Power of Attorney - Not Applicable.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [Item 14(a)]

                                                                 Annual Report
                                                                to Shareholders*
                                                                ----------------

Report of Independent Auditors                                        33

Consolidated balance sheets at                                        13
December 31, 1998 and 1997

Consolidated statements of income for each of the                     14
three years in the period ended December 31, 1998

Consolidated statements of changes in shareholders' equity            15
for each of the three years in the period ended
December 31, 1998

Consolidated statements of cash flows for                             16
each of the three years in the period ended
December 31, 1998

Notes to consolidated financial statements                            17-32


Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 1998 (Exhibit
13) which is incorporated by references.