Form 10-Q
period 1999-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 1999-05-06
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______________ to ___________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                               7,324,294
--------------------------                               ---------
      (Title of Class)                          (Number of shares outstanding
                                                         at 3/31/99)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998                                 1

         Condensed Consolidated Statements of Income
         Three Months Ended March 31, 1999 and 1998                           2

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998                           3


         Notes to Condensed Consolidated Financial Statements                 4


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Part II.  Other Information:                                                 15

                  Other Information

Part III.  Financial Data Schedule                                           17

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (SEE NOTE)
                                                    (UNAUDITED)     December 31,
                                                   March 31, 1999      1998
                                                    -----------     -----------
                                                           (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                           $    32,817     $    26,011
  INTEREST BEARING DEPOSITS WITH OTHER BANKS              5,863           3,940

  INVESTMENT SECURITIES HELD-TO-MATURITY                161,647         216,404
  (MARKET VALUE $162,549 AT 3/31/99
  AND $217,515 AT 12/31/98)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE              126,120         111,261

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                               30,000          12,700

  LOANS                                                 672,437         660,449
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES             (10,985)        (10,538)
                                                    -----------     -----------
      NET LOANS                                         661,452         649,911

  OTHER ASSETS                                           55,122          50,243
                                                    -----------     -----------
      TOTAL ASSETS                                  $ 1,073,021     $ 1,070,470
                                                    ===========     ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING             $   147,103     $   152,094
  DEMAND DEPOSITS, INTEREST BEARING                     231,937         238,622
  SAVINGS DEPOSITS                                      144,323         138,936
  TIME DEPOSITS                                         356,514         344,852
                                                    -----------     -----------
    TOTAL DEPOSITS                                      879,877         874,504

  SHORT-TERM BORROWINGS                                  59,461          64,045
  OTHER LIABILITIES                                      16,318          19,669
  LONG-TERM DEBT                                         13,075           9,075
                                                    -----------     -----------
    TOTAL LIABILITIES                                   968,731         967,293

SHAREHOLDERS' EQUITY
  COMMON STOCK                                           39,272          39,272
  ADDITIONAL PAID-IN CAPITAL                             14,908          14,908
  RETAINED EARNINGS                                      65,693          62,992
  ACCUMULATED OTHER COMPREHENSIVE INCOME                    245             582
  TREASURY STOCK                                        (15,828)        (14,577)
                                                    -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                          104,290         103,177
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,073,021     $ 1,070,470
                                                    ===========     ===========


NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31,1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                            1999          1998
                                                           -------       -------
                                                           (In thousands, except
                                                              per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                     $12,834       $12,964
    EXEMPT FROM FEDERAL INCOME TAXES                           577           583
                                                           -------       -------
      TOTAL INTEREST AND FEES ON LOANS                      13,411        13,547

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                   4,459         3,855
  OTHER INTEREST INCOME                                        151           189
                                                           -------       -------
      TOTAL INTEREST INCOME                                 18,021        17,591
                                                           -------       -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                       6,950         7,061
  OTHER INTEREST EXPENSE                                       677           540
                                                           -------       -------
      TOTAL INTEREST EXPENSE                                 7,627         7,601
                                                           -------       -------

NET INTEREST INCOME                                         10,394         9,990
PROVISION FOR LOAN LOSSES                                      275           333
                                                           -------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           10,119         9,657

OTHER INCOME                                                 3,575         2,595
                                                           -------       -------
      TOTAL OTHER INCOME                                     3,575         2,595

OTHER EXPENSES
  SALARIES AND BENEFITS                                      4,502         3,848
  OTHER EXPENSES                                             3,648         3,310
                                                           -------       -------
      TOTAL OTHER EXPENSES                                   8,150         7,158
                                                           -------       -------

INCOME BEFORE INCOME TAXES                                   5,544         5,094

INCOME TAXES                                                 1,634         1,534
                                                           -------       -------

NET INCOME                                                 $ 3,910       $ 3,560
                                                           =======       =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                   $  0.53       $  0.47
   DILUTED                                                 $  0.53       $  0.46
CASH DIVIDENDS DECLARED PER SHARE                          $  0.15       $ 0.125

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                      For the three months ended,
                                                                                                             (in thousands)
                                                                                                          --------------------
                                                                                                          March 31,   March 31,
                                                                                                            1999        1998
                                                                                                          --------    --------
Cash flows from operating activities:
  Net income                                                                                              $  3,910    $  3,560
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses (less than) in excess of net charge-offs                                         447         (23)
    Depreciation of premises and equipment                                                                     578         640
    Discount accretion on investment securities                                                                (23)        (69)
    Deferred tax benefit                                                                                        44         (38)
    Realized gains on sales of mortgages                                                                       (17)        (78)
    Increase in net deferred loan fees                                                                          33        --
    Increase in interest receivable and other assets                                                          (944)       (952)
    (Decrease) Increase in accrued expenses and other liabilities                                           (2,805)      3,242
                                                                                                          --------    --------
    Net cash provided by operating activities                                                                1,223       6,282


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                                       2,974        --
  Proceeds from maturing securities held to maturity                                                        59,844      15,952
  Proceeds from maturing securities available for sale                                                      11,874       5,457
  Increase in interest-bearing deposits                                                                     (1,923)     (3,437)
  Purchases of time deposits                                                                                  --          (900)
  Purchases of investment securities held to maturity                                                       (5,075)    (18,202)
  Purchases of investment securities available for sale                                                    (30,214)     (7,770)
  Net increase in federal funds sold and
      other short-term investments                                                                         (17,300)     (3,600)
  Proceeds from sales of mortgages                                                                           3,469       6,477
  Net increase in loans                                                                                    (15,473)    (10,772)
  Capital expenditures                                                                                        (513)       (499)
  Other investing activities                                                                                (4,000)       --
                                                                                                          --------    --------
  Net cash provided by (used in) investing activities                                                        3,663     (17,294)


Cash flows from financing activities:
  Net increase in deposits                                                                                   5,373      17,017
  Net decrease in short-term borrowings                                                                     (4,584)     (5,653)
  Proceeds from long-term debt                                                                               4,000        --
  Purchases of treasury stock                                                                               (1,794)     (2,285)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                             333         269
  Proceeds from exercise of stock options                                                                       96         275
  Cash dividends                                                                                            (1,504)       (961)
  Net cash provided by financing activities                                                                  1,920       8,662


  Net increase (decrease) in cash and due from banks                                                         6,806      (2,350)
  Cash and due from banks at beginning of period                                                            26,011      33,352
                                                                                                          --------    --------
  Cash and due from banks at end of period                                                                $ 32,817    $ 31,002
                                                                                                          ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                                              $  7,910    $  7,464

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission.


Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                          For the Three Months
                                                             Ended March 31,

                                                            1999       1998
                                                            ----       ----
Numerator:

    Net Income                                              3,910      3,560
    Numerator for basic and diluted earnings per
    Share - income available to common
    Shareholders                                            3,910      3,560

Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                    7,337      7,644

      Effect of dilutive securities:
         Employee stock options                                52         65
                                                          ------------------
     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                            7,389      7,709

Basic earnings per share                                      .53        .47

Diluted earnings per share                                    .53        .46


Note 3.  Stock Split

On January 28, 1998 the Corporation's board of directors declared a 100% stock dividend in the form of a stock split which was paid on May 1, 1998, to shareholders of record as of April 14, 1998. All share and per share amounts have been retroactively adjusted to give effect to the stock split.


Note 4.  Recent Accounting Pronouncements

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The following shows the comprehensive income for the periods presented:

                                                          Three months
                                                         ended March 31,
                                                       1999         1998
                                                      -------      -------
                                                         (in thousands)

     Net income                                       $ 3,910      $ 3,560
     Change in unrealized gain on available
       for sale investment securities                    (337)         (53)
                                                      -------      -------
     Total comprehensive income                       $ 3,573      $ 3,507
                                                      =======      =======

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Item 2.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations


Net Income

     Net income for the three months ended March 31, 1999 increased 8.3% or $0.3 million from $3.6 million for the three months ended March 31, 1998 to $3.9 million for the three months ended March 31, 1999. The net income growth was due mainly to an increase in investment interest income and other income offset by an increase in other expense.


Net Interest Income

     Interest and fees on loans decreased $0.1 million from $13.5 million for the three months ended March 31, 1998 to $13.4 million for the three months ended March 31, 1999. While there was an increase in loan volume, it was offset by a decrease in rate.

     Interest on investment securities increased $0.6 million from $3.9 million for the three-month period ended March 31, 1998 to $4.5 million for the three-month period ended March 31, 1999. The increase was due to higher average volume.

     Interest expense remained constant at $7.6 million for the three months ended March 31, 1998 and March 31, 1999.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earnings' assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The three months ended March 31, 1999 shows net interest income of $10.4 million, which is a $0.4 million increase over the $10.0 million recorded for the three months ended March 31, 1998. The increase in net interest income for the three months ended March 31, 1999 was attributed to growth in net interest earning assets of $13.6 million and was offset by a decline in the net interest margin. Average interest earning assets increased by $85.8 million for the three-month period ended March 31, 1999, as compared to the prior year. Average interest bearing liabilities increased by $72.2 million for the three-month period ended March 31, 1999 as compared to the prior year. Average earning assets grew primarily from an increase in deposits providing the funds for the investment growth already mentioned. The increase in net interest income resulting from the increase in net interest earning assets was offset by a decline in interest rate margin of 22 basis points to 4.20% in March 1999 from 4.42% in March 1998.

         The following demonstrates the aforementioned effects:

                                                    THREE MONTHS ENDED
                                  -------------------------------------------------------
                                          3/31/99                        3/31/98
                                  -----------------------       -------------------------
                                  AVG. BALANCE       RATE       AVG. BALANCE         RATE
                                  ------------       ----       ------------         ----
Interest Earnings Assets           $990,840          7.28%        $905,058           7.77%

Interest Bearing Liabilities        802,518          3.80%         730,322           4.16%


Net Interest Income                  10,394                          9,990

Net Interest Spread                                  3.48%                           3.61%

Net Interest Margin                                  4.20%                           4.42%

     The Corporation uses interest-rate swap agreements which convert a portion of its floating rate commercial loans to a fixed basis, thus reducing the impact of interest changes on future income. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. The Corporation's interest-earning assets tend to be short-term floating rate instruments while the Corporation's interest-bearing liabilities tend to be longer-term fixed rate instruments. Interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

     At March 31, 1999, $40.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. At March 31, 1998 and December 31, 1998, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $40.0 million in notional amount interest rate swaps outstanding at March 31, 1999 expire as follows:
$10.0 million in notional principal amount in third quarter 1999, $10.0 million in first quarter 2000, $10.0 million in second quarter 2000, and $10.0 million in second quarter 2001. The impact of interest rate swaps on net interest income for the quarter ended March 31, 1999 was a positive $99 thousand as compared to a positive $18 thousand for the quarter ended March 31, 1998.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 1999 the market value of interest-rate swaps in a favorable position was $193 thousand. The market value of interest-rate swaps in a negative position was $17 thousand.

Asset Quality

     Management believes the reserve for possible loan losses is maintained at a level that is adequate to absorb potential losses inherent in the loan portfolio. Management's methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

     The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. For the three months ended March 31, 1999 and March 31, 1998, the provision for possible loan losses remained constant at $0.3 million.

     At March 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.2 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.6 million. At March 31, 1998, the recorded investment in loans considered to be impaired was $2.1 million and the related reserve for credit losses for these loans was $0.4 million.

     Generally, when a loan (including a loan impaired under SFAS No. 114) is classified as non-accrual, the accrual of interest on such loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years are charged against "other expense." Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at March 31, 1999 was $3.1 million and consist mainly of real estate related commercial loans. Cash basis, non-accrual and restructured loans at March 31, 1998 were $3.9 million. For the quarter ended March 31, 1999, non-accrual loans resulted in lost interest income of $73 thousand as compared to $76 thousand for the quarter ended March 31, 1998. At March 31, 1999, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

     At March 31, 1999, and December 31, 1998, the reserve for possible loan losses remained constant at 1.6% of total loans. For more information on the reserve, please refer to the Corporation's 1998 10-K.

     At March 31, 1999, the Corporation has a total of $367 thousand of Other Real Estate Owned ("OREO") consisting of three commercial properties and one residential property. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

     Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $1.0 million or 38.5% from $2.6 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999. The increase is attributed to trust income, which continues to be a major source of non-interest income and fee income. Trust income for the three months ended March 31, 1999 of $1.1 million was $0.2 million or 22.2% more than the $0.9 million reported for the three months ended March 31, 1998. Fee income grew from $1.2 million for the three months ended March 31, 1998 to $2.0 million for the three months ended March 31, 1999, an increase of $0.8 million or 66.7%. The increase in fee income is attributed to increases in various transaction fees and deposit service fees of $0.4 million from $0.9 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999 and commission income, of $0.4 million for the three months ended March 31, 1999. Commission income is the primary source of income for the newly acquired Fin-Plan Group.

     There were no gains or losses on sales of securities for the quarters ended March 31, 1999 and 1998.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total of debt and equity securities held in the available-for-sale portfolio, as of March 31, 1999, is $126.1 million as compared to $111.3 million at December 31, 1998. Accumulated other comprehensive income of $245 thousand, net of taxes, has been credited to shareholders' equity as of March 31, 1999.

Other Expense

     The operating costs of the Corporation are known as other expenses, and include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $7.2 million for the quarter ended March 31, 1998 to $8.2 million for the quarter ended March 31, 1999. Salary increases, which include commission expense generated by the new subsidiary, Fin-Plan Group, and other expenses such as audit fees, MAC fees, and intangible expenses contributed to this increase.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The discussion regarding the Corporation's preparedness for Year 2000 as discussed in the following section entitled "Year 2000" contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in the Corporations' ability to execute its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. The Corporation wishes to advise readers not to place undue reliance on any such forward-looking statements that reflect management's analysis only as of the date hereof. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Year 2000

     The Year 2000 (Y2) issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, or engage in normal business activities.

     A Year 2000 Committee was established in 1997 and formed a plan to resolve the Y2K issues in the following four phases: assessment, remediation, testing, and implementation. The committee has inventoried software, identified hardware and contracts with external vendors, and reviewed insurance issues.

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

     Testing of these software applications is fully completed with satisfactory results, and programs remediated where necessary. Testing of the Corporation's computer hardware is complete and determined to be Y2K compliant. Any changes to software or new software will be Y2K tested before the software is made operational. The Corporation's contingency plans include self-remediation of licensed software, manual workarounds, and the use of outsourcing alternatives in the case of the payroll application. The assessment also indicated that the Y2K issue affected certain internally developed programs. Such programs have been remedied, tested and successfully implemented.

     Additionally, the Corporation has completed the assessment of the potential effects on the Corporation related to its commercial customers' preparedness for Y2K. Specifically, the Corporation is subject to the risk of loss of customer deposits and customers' inability to meet contracted loan obligations in the event customers experience disruptions in their operations and experience loss of business and liquidity problems. The results of this assessment enable the Corporation to more closely monitor those higher risk customers to promptly determine the possible effects on the Corporation's liquidity and loan loss reserves. The inability of customers to complete their Y2K resolution process in a timely manner could materially impact the Corporation.

     In the first quarter of 1999, the Corporation successfully completed testing with external third parties, including ATMs, other financial institutions and payment systems providers. Testing with major customers and credit bureaus will be conducted during second quarter 1999.

     Contingency plans have been prepared for all mission critical applications. Testing of mission critical contingency plans will be completed by June 30, 1999. Contingency plan training for all Univest employees will take place during the second half of 1999. We also continue to address other areas of the Corporation such as utilities, communications and networks.

     The total cost of the Y2K project cost is estimated at $400 thousand. To date, the Corporation has incurred approximately $251 thousand, all of which has been expensed. At March 31, 1999, $42 thousand was expensed and for the year ended December 31, 1998, $209 thousand was expensed.

     There is an effective program in place that management believes will resolve the Y2K issue in a timely manner. Failure to complete the project as herein described may have a negative impact on our ability to effectively serve our customers. In this event, the Corporation may experience the loss of customers, strain on liquidity and a material negative effect on the results of operations.

     Management of the Corporation believes that our readiness program will be completed and if any need to rely on contingency plans arises, the impact will not have a material financial impact on the Corporation. However, there can be no guarantee that the estimates to complete the Y2K project or the contingency plans will be achieved and actual results could differ from those anticipated.

Tax Provision

     The provision for income taxes was $1.6 million for the quarter ended March 31, 1999 and $1.5 million for the quarter ended March 31, 1998. The effective tax rates were 29.5% and 30.1% respectively. The effective tax rates reflects the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

     Total assets increased $2.5 million or 0.2% from $1,070.5 million at December 31, 1998 to $1,073.0 million at March 31, 1999. Net loans increased $11.5 million and federal funds sold increased $17.3 million. These increases were funded by a decrease in investments of $40.0 million and an increase in deposits of $5.4 million.

     Shareholders' equity increased to $104.3 million at March 31, 1999 from $103.2 million at December 31, 1998, an increase of $1.1 million or 1.1%. Book value per share increased from $14.02 at December 31, 1998 to $14.24 at March 31, 1999, an increase of $.22 per share or 1.6%.

Market Risk

     No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Corporation.

Other

     Univest Financial Services Corporation acquired Fin-Plan Group on January 29, 1999. This will allow Univest Corporation to provide a broader range of financial services including financial planning, investment management, insurance products and brokerage services. The impact on the Corporation's financial position and results of operations was immaterial for the three months ended March 31, 1999.

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










                          Univest Corporation of Pennsylvania
                                     (Registrant)





Date:    4/26/99               /s/ Merrill S. Moyer
                               -----------------------------
                               Merrill S. Moyer, Chairman




Date:    4/26/99               /s/ Wallace H. Bieler
                               -----------------------------
                               Wallace H. Bieler, Executive Vice President
                               and Chief Financial Officer