Form 10-Q
period 1999-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 1999-08-10
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 1999.

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


  Common Stock, $5 par value                                 7,224,161
      (Title of Class)                             (Number of shares outstanding
                                                            at 6/30/99)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number

Part I.     Financial Information:

Item 1:     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998                             1

            Condensed Consolidated Statements of Income
            Three and Six Months Ended June 30, 1999 and 1998               2

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1999 and 1998                         3


            Notes to Condensed Consolidated Financial Statements            4


Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

Part II.    Other Information:                                             16

                Other Information

Part III.   Financial Data Schedule                                        18

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)        (SEE NOTE)
                                                                June 30, 1999    December 31, 1998
                                                                -------------    -----------------


                                                                        (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                       $    32,109        $    26,011
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                          3,348              3,940

  INVESTMENT SECURITIES HELD-TO-MATURITY                            150,898            216,404
  (MARKET VALUE $149,355 AT 6/30/99
  AND $217,515 AT 12/31/98)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                          170,653            111,261

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                            7,300             12,700

  LOANS                                                             681,640            660,449
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                         (10,988)           (10,538)
                                                                -----------        ------------
      NET LOANS                                                     670,652            649,911

  OTHER ASSETS                                                       55,869             50,243
                                                                -----------        ------------
      TOTAL ASSETS                                              $ 1,090,829        $ 1,070,470
                                                                ===========        ============

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                         $   149,948        $   152,094
  DEMAND DEPOSITS, INTEREST BEARING                                 246,725            238,622
  SAVINGS DEPOSITS                                                  141,773            138,936
  TIME DEPOSITS                                                     352,731            344,852
                                                                -----------        ------------
    TOTAL DEPOSITS                                                  891,177            874,504

  SHORT-TERM BORROWINGS                                              67,641             64,045
  OTHER LIABILITIES                                                  17,114             19,669
  LONG-TERM DEBT                                                     13,075              9,075
                                                                -----------        ------------
    TOTAL LIABILITIES                                               989,007            967,293

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                       39,272             39,272
  ADDITIONAL PAID-IN CAPITAL                                         14,908             14,908
  RETAINED EARNINGS                                                  68,221             62,992
  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME                      (1,615)               582
  TREASURY STOCK                                                    (18,964)           (14,577)
                                                                -----------        -----------
    TOTAL SHAREHOLDERS' EQUITY                                      101,822            103,177
                                                                -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,090,829        $ 1,070,470
                                                                ============       ============


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


                                     UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                                          FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                                                         1999              1998             1999              1998

                                                                                   (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                                 $12,950           $13,290           $25,784           $26,254
    EXEMPT FROM FEDERAL INCOME TAXES                                       643               604             1,220             1,187
                                                                       -------           -------           -------           -------
      TOTAL INTEREST AND FEES ON LOANS                                  13,593            13,894            27,004            27,441

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                               4,358             4,023             8,817             7,878
  OTHER INTEREST INCOME                                                    374               279               525               468
                                                                       -------           -------           -------           -------
      TOTAL INTEREST INCOME                                             18,325            18,196            36,346            35,787
                                                                       -------           -------           -------           -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                                   7,058             7,405            14,008            14,466
  OTHER INTEREST EXPENSE                                                   715               570             1,392             1,110
                                                                       -------           -------           -------           -------
      TOTAL INTEREST EXPENSE                                             7,773             7,975            15,400            15,576
                                                                       -------           -------           -------           -------

NET INTEREST INCOME                                                     10,552            10,221            20,946            20,211
PROVISION FOR LOAN LOSSES                                                  275               275               550               608
                                                                       -------           -------           -------           -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                       10,277             9,946            20,396            19,603

OTHER INCOME                                                             3,489             2,574             7,064             5,169
GAINS ON SALES OF SECURITIES                                                74                12                74                12
                                                                       -------           -------           -------           -------
      TOTAL OTHER INCOME                                                 3,563             2,586             7,138             5,181

OTHER EXPENSES
  SALARIES AND BENEFITS                                                  4,622             3,880             9,124             7,728
  OTHER EXPENSES                                                         3,870             3,493             7,518             6,803
                                                                       -------           -------           -------           -------
      TOTAL OTHER EXPENSES                                               8,492             7,373            16,642            14,531
                                                                       -------           -------           -------           -------

INCOME BEFORE INCOME TAXES                                               5,348             5,159            10,892            10,253

APPLICABLE INCOME TAXES                                                  1,580             1,508             3,214             3,042
                                                                       -------           -------           -------           -------

NET INCOME                                                             $ 3,768           $ 3,651           $ 7,678           $ 7,211
                                                                       =======           =======           =======           =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                               $  0.52           $  0.48           $  1.05           $  0.95
   DILUTED                                                             $  0.52           $  0.48           $  1.04           $  0.94
CASH DIVIDENDS DECLARED PER SHARE                                      $  0.17           $  0.15           $  0.32           $ 0.275

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 For the six months ended,
                                                                                                      (in thousands)

                                                                                              June 30, 1999   June 30, 1998
                                                                                              -------------   -------------
Cash flows from operating activities:
  Net income                                                                                     $  7,678       $  7,211
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                            450            105
    Depreciation of premises and equipment                                                          1,160          1,268
    Discount accretion on investment securities                                                        (5)          (129)
    Deferred tax benefit                                                                             (209)          (334)
    Realized gains on investment securities                                                           (74)           (12)
    Realized gains on sales of mortgages                                                              (40)          (156)
    Decrease in net deferred loan fees                                                                (14)           (36)
    Increase in interest receivable and other assets                                               (1,741)          (210)
    (Decrease) increase in accrued expenses and other liabilities                                  (1,286)         1,265
                                                                                                 --------       --------
    Net cash provided by operating activities                                                       5,919          8,972


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                             15,815          6,011
  Proceeds from maturing securities held to maturity                                               70,567         31,846
  Proceeds from maturing securities available for sale                                             20,273         13,106
  Decrease (increase) in interest-bearing deposits                                                    592        (12,423)
  Purchases of time deposits                                                                         --           (1,599)
  Purchases of investment securities held to maturity                                              (5,075)       (36,638)
  Purchases of investment securities available for sale                                           (98,767)       (21,613)
  Net decrease (increase) in federal funds sold and
      other short-term investments                                                                  5,400        (17,600)
  Proceeds from sales of mortgages                                                                  8,019         13,566
  Net increase in loans                                                                           (29,156)       (29,042)
  Capital expenditures                                                                             (1,045)          (725)
  Other investing activities                                                                       (4,000)          --
                                                                                                 --------       --------
  Net cash provided by (used in) investing activities                                             (17,377)       (55,111)


Cash flows from financing activities:
  Net increase in deposits                                                                         16,673         39,693
  Net increase in short-term borrowings                                                             3,596          8,961
  Proceeds from long-term debt                                                                      4,000           --
  Purchases of treasury stock                                                                      (5,236)        (5,518)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                    624            577
  Proceeds from exercise of stock options                                                             102            275
  Cash dividends                                                                                   (2,203)        (1,915)
                                                                                                 --------       --------
  Net cash provided by financing activities                                                        17,556         42,073


  Net increase (decrease) in cash and due from banks                                                6,098         (4,066)
  Cash and due from banks at beginning of period                                                   26,011         33,352
                                                                                                 --------       --------
  Cash and due from banks at end of period                                                       $ 32,109       $ 29,286
                                                                                                 ========       ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                     $ 16,182       $ 15,561

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the
"Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission.


Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                               For the Three Months              For the Six Months
                                                                  Ended June 30,                  Ended June 30,

                                                               1999            1998            1999            1998
                                                              ------          ------          ------          ------
Numerator:

    Net Income                                                $3,768          $3,651          $7,678          $7,211
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                               3,768           3,651           7,678           7,211


Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                       7,264           7,602           7,300           7,623

      Effect of dilutive securities:
         Employee stock options                                   49              68              50              67
                                                              ----------------------          ----------------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                               7,313           7,670           7,350           7,690

Basic earnings per share                                         .52             .48            1.05             .95

Diluted earnings per share                                       .52             .48            1.04             .94


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

                                                            Three months                 Six months
                                                           ended June 30,              ended June 30,
                                                          1999       1998             1999        1998
                                                         -------    -------          -------     -------
                                                                          (in thousands)
Net income                                               $ 3,768    $ 3,651          $ 7,678     $ 7,211
Change in unrealized (loss) gain on available
  for sale investment securities                          (1,860)       116           (2,197)         63
                                                         -------    -------          -------     -------
Total comprehensive income                               $ 1,908    $ 3,767          $ 5,481     $ 7,274
                                                         =======    =======          =======     =======

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which was required to be adopted in years beginning after June 15, 1999. On May 20, 1999, the FASB issued an Exposure Draft that provides for a one-year delay in the effective date. The new effective date is for fiscal years beginning after June 15, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has reviewed the current use and positioning of derivatives. There should be no material impact of SFAS No. 133 on the earnings and financial position of the Corporation.

Item 2.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations


Net Income

     Net income for the three months ended June 30, 1999 increased 2.7% or $0.1 million from $3.7 million for the three months ended June 30, 1998 to $3.8 million for the three months ended June 30, 1999. Net income also increased $0.5 million or 6.9% to $7.7 million for the six months ended June 30, 1999 as compared to $7.2 million for the six months ended June 30, 1998. The net income growth for the three and six months ended June 30, 1999 was due mainly to an increase in net interest income.

Net Interest Income

     Interest and fees on loans decreased $0.3 million from $13.9 million for the three months ended June 30, 1998 to $13.6 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, interest and fees on loans decreased $0.4 million from $27.4 million at June 30, 1998 to $27.0 million at June 30, 1999. While there was an increase in loan volume, it was offset by a decrease in rate.

     Interest on investment securities increased $0.4 million from $4.0 million for the three-month period ended June 30, 1998 to $4.4 million for the three-month period ended June 30, 1999. The increase was due to higher average volume offset by a lower average yield. For the six months ended June 30, 1999 interest on investments increased by $0.9 million from $7.9 million for the six months ended June 30, 1998 to $8.8 million for the same period in 1999. This increase is also attributed to higher average volume for the period offset by a decrease in yield.

     Interest expense decreased from $8.0 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999, a decrease of $0.2 million. Interest expense decreased $0.2 million from $15.6 million for the six months ended June 30, 1998 to $15.4 million for the six months ended June 30, 1999. The decrease in both periods is attributed to an increase in the volume of deposits offset by a decrease in rate.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The six months ended June 30, 1999 shows net interest income of $20.9 million, which is a $0.7 million increase over the $20.2 million recorded for the six months, ended June 30, 1998. Average interest earning assets increased by $80.2 million for the six-month period ended June 30, 1999 as compared to the six months ended June 30, 1998, primarily from an increase in deposits providing the funds for investment growth. Average interest bearing liabilities increased by $67.3 million for the six-month period ended June 30, 1999 as compared to the same period in 1998. Net interest earning assets grew $12.9 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in net interest income resulting from the increase in net interest earning assets was offset by a decline in the net interest rate margin of 20 basis points to 4.2% in June 1999 from 4.4% in June 1998. The net interest spread declined 10 basis points to 3.5% in June 1999 from 3.6% in June 1998.

     The following demonstrates the aforementioned effects:

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                 6/30/99                       6/30/98
                                                 -------                       -------
                                            AVG. BALANCE RATE              AVG. BALANCE RATE
                                            -----------------              -----------------
Interest Earnings Assets                 $1,000,900        7.3%        $  920,738       7.8%

Interest Bearing Liabilities                811,053        3.8%           743,833       4.2%


Net Interest Income                          20,946                        20,211

Net Interest Spread                                        3.5%                         3.6%

Net Interest Margin                                        4.2%                         4.4%


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


     At June 30, 1999, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. At June 30, 1998 and December 31, 1998, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $50.0 million in notional amount interest rate swaps outstanding at June 30, 1999 expire as follows: $10.0 million in notional principal amount in third quarter 1999, $10.0 million in first quarter 2000, $10.0 million in second quarter 2000, and $20.0 million in second quarter 2001. The impact of interest rate swaps on net interest income for the quarter ended June 30, 1999 was a positive $61 thousand as compared to a positive $22 thousand for the quarter ended June 30, 1998. For the six months ended June 30, 1999 the impact was a positive $160 thousand as compared to a positive $40 thousand for the six months ended June 30, 1998.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 1999 the market value of interest-rate swaps in a favorable position was $47 thousand. The market value of interest-rate swaps in a negative position was $188 thousand.

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

     The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. For the three and six months ended June 30, 1999, the provisions for loan losses were $0.3 million and $0.6 million respectively.

     At June 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.4 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.5 million. At June 30, 1998, the recorded investment in loans considered to be impaired was $3.1 million and the related reserve for credit losses for these loans was $0.6 million.

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

     Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at June 30, 1999 was $2.3 million and consist mainly of real estate related commercial loans. For the quarter ended June 30, 1999, non-accrual loans resulted in lost interest income of $44 thousand as compared to $100 thousand for the quarter ended June 30, 1998. For the six months ended June 30, 1999 lost interest totaled $117 thousand as compared to $176 thousand for the same period in 1998. At June 30, 1999, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

     At June 30, 1999, and December 31, 1998, the reserve for possible loan losses remained constant at 1.6% of total loans. For more information on the reserve, please refer to the Corporation's 1998 Form 10-K.

     At June 30, 1999, the Corporation has a total of $518 thousand of Other Real Estate Owned ("OREO") consisting of two commercial properties and 4 residential properties. This amount is carried in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

     Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees, and increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $1.0 million or 38.5% from $2.6 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. The increase is attributed to trust income and fee income. Trust income for the three months ended June 30, 1999 of $0.8 million was $0.1 million or 14.3% more than the $0.7 million reported for the three months ended June 30, 1998. Fee income grew from $1.3 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999, an increase of $0.9 million or 69.2%. Included in fee income is an increase in various transaction fees and deposit service fees of $0.2 million from $1.1 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. Also included in fee income is commission income of $0.6 million for the three months ended June 30, 1999. Commission income is the primary source of income for the newly acquired Fin-Plan Group. Other income for the six months ended June 30, 1999 increased $1.9 million or 36.5% from $5.2 million for the six months ended June 30, 1998 to $7.1 million for the six months ended June 30, 1999. This increase is also attributed trust income and fee income. Trust income for the six months ended June 30, 1999 of $2.0 million was $0.3 million or 17.7% more than the $1.7 million reported for the six months ended June 30, 1998. Fee income increased from $2.5 million for the six months ended June 30, 1998 to $4.2 million for the six months ended June 30, 1999, an increase of $1.7 million or 68.0%. Included in fee income is an increase in various transaction fees and deposit service fees of $0.6 million from $2.0 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. Also included in fee income is commission income of $1.1 million for the six months ended June 30, 1999.

     During the quarter and six months ended June 30, 1999, income of $74 thousand was recorded relating to investment securities. Investment securities totaling approximately $12.0 million were sold from the available for sale portfolio to provide future yield enhancement and to extend maturities. $49 thousand was recorded as gain on the sale of those securities. During the quarter ended June 30, 1998, securities totaling approximately $6 million were sold resulting in a net gain of $12 thousand.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in accumulated other comprehensive income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale portfolio, as of June 30, 1999, is $170.7 million as compared to $111.3 million at December 31, 1998. Accumulated other comprehensive loss of $1.6 million, net of taxes, has been debited to shareholders' equity as of June 30, 1999.

Other Expense

     The operating costs of the Corporation are known as other expenses, and include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $7.4 million for the quarter ended June 30, 1998 to $8.5 million for the quarter ended June 30, 1999, an increase of 14.9%. For the six months ended June 30, 1999 other expenses increased 14.5% or $2.1 million from $14.5 million at June 30, 1998 to $16.6 million at June 30, 1999. Salary increases, which include commission expense generated by the new subsidiary, Fin-Plan Group, and other expenses such as occupancy, MAC fees, and intangible expenses contributed to the increases in both periods.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The discussion regarding the Corporation's preparedness for Year 2000 as discussed in the following section entitled "Year 2000" contains certain forward-looking statements (as defined in the Private Securities Litigation
Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in the Corporation's ability to execute its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. The Corporation wishes to advise readers not to place undue reliance on any such forward-looking statements that reflect management's analysis only as of the date hereof. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Year 2000

     The Corporation began the process of preparing its computer systems and applications for the Year 2000(Y2K) in 1997. A committee was established that formed a plan to resolve the Y2K issues in the following four phases: assessment, remediation, testing, and implementation. The committee has inventoried software, identified hardware and contracts with external vendors, and reviewed insurance issues.

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

     In the first quarter of 1999, the Corporation successfully completed testing with external third parties, including ATMs, other financial institutions and payment systems providers. Testing with major customers was successfully conducted during second quarter 1999.

     Contingency plans have been prepared for all mission critical applications. The contingency plans have been verified by an independent third party. Validation plans have also been verified. Contingency plan training for all Univest employees will take place during the second half of 1999. We also continue to address other areas of the Corporation such as utilities, communications and networks.

     The total cost of the Y2K project cost is estimated at $400 thousand. To date, the Corporation has incurred approximately $278 thousand, all of which has been expensed. At June 30, 1999, $69 thousand was expensed and for the year ended December 31, 1998, $209 thousand was expensed.

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

Tax Provision

     The provision for income taxes was $1.6 million for the quarter ended June 30, 1999 and $1.5 million for the quarter ended June 30, 1998. The effective tax rates were 29.5% and 29.2% respectively. For the six months ended June 30, 1999 the provision was $3.2 million as compared to $3.0 million for the six months ended June 30, 1998 with effective tax rates of 29.5% and 29.7% respectively. The effective tax rates reflects the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

     Total assets increased $20.3 million 1.9% from $1,070.5 million at December 31, 1998 to $1,090.8 million at June 30, 1999. Net loans increased $20.7 million. Deposits increased $16.7 million mainly due to increased activity in certain types of money market accounts that pay a higher rate.

     Shareholders' equity decreased to $101.8 million at June 30, 1999 from $103.2 million at December 31, 1998, a decrease of $1.4 million or 1.4%. The primary reason for the reduction was the continued treasury stock activity, in which net purchases total approximately $4.4 million since December 31, 1998. Book value per share increased from $14.02 at December 31, 1998 to $14.09 at June 30, 1999, an increase of $0.7 per share or 0.5%.

Market Risk

     No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which was required to be adopted in years beginning after June 15, 1999. On May 20, 1999, the FASB issued an Exposure Draft that provides for a one-year delay in the effective date. The new effective date is for fiscal years beginning after June 15, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has reviewed the current use and positioning of derivatives. There should be no material impact of SFAS No. 133 on the earnings and financial position of the Corporation.

Other

     Univest Financial Services Corporation acquired Fin-Plan Group on January 29, 1999. This will allow Univest Corporation to provide a broader range of financial services including financial planning, investment management, insurance products and brokerage services. The impact on the Corporation's financial position and results of operations was immaterial for the six months ended June 30, 1999.

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










                                  Univest Corporation of Pennsylvania
                                  -------------------------------------------
                                            (Registrant)





Date:    7/28/99                  /s/ Merrill S. Moyer
                                  -------------------------------------------
                                  Merrill S. Moyer, Chairman




Date:    7/28/99                  /s/ Wallace H. Bieler
                                  -------------------------------------------
                                  Wallace H. Bieler, Executive Vice President
                                  and Chief Financial Officer