Form 10-Q
period 1999-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 1999-11-10
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 1999.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

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

        Registrant's telephone number, including area code (215) 721-2400
                                                            --------------------

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                  7,139,580
--------------------------                                  ---------
    (Title of Class)                              (Number of shares outstanding
                                                            at 9/30/99)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I. Financial Information:

Item 1: Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        September 30, 1999 and December 31, 1998                           1

        Condensed Consolidated Statements of Income
        Three and Nine Months Ended September 30, 1999 and 1998            2

        Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1999 and 1998                      3

        Notes to Condensed Consolidated Financial Statements               4

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7

Part II. Other Information:                                               16

            Other Information

Part III. Financial Data Schedule                                         18

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)          (SEE NOTE)
                                                 September 30, 1999    December 31, 1998
                                                 ------------------    -----------------
                                                             (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                            $    33,898        $    26,011
  INTEREST BEARING DEPOSITS WITH OTHER BANKS               2,209              3,940

  INVESTMENT SECURITIES HELD-TO-MATURITY                 146,503            216,404
  (MARKET VALUE $144,820 AT 9/30/99
  AND $217,515 AT 12/31/98)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE               172,476            111,261

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                    --             12,700

  LOANS                                                  698,035            660,449
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES              (11,221)           (10,538)
                                                     -----------        -----------
      NET LOANS                                          686,814            649,911

  OTHER ASSETS                                            56,767             50,243
                                                     -----------        -----------
      TOTAL ASSETS                                   $ 1,098,667        $ 1,070,470
                                                     -----------        -----------

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING              $   149,413        $   152,094
  DEMAND DEPOSITS, INTEREST BEARING                      246,259            238,622
  SAVINGS DEPOSITS                                       137,947            138,936
  TIME DEPOSITS                                          343,516            344,852
                                                     -----------        -----------
    TOTAL DEPOSITS                                       877,135            874,504

  SHORT-TERM BORROWINGS                                   91,972             64,045
  OTHER LIABILITIES                                       14,762             19,669
  LONG-TERM DEBT                                          13,075              9,075
                                                     -----------        -----------
    TOTAL LIABILITIES                                    996,944            967,293

SHAREHOLDERS' EQUITY
  COMMON STOCK                                            39,272             39,272
  ADDITIONAL PAID-IN CAPITAL                              14,908             14,908
  RETAINED EARNINGS                                       70,649             62,992
  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME           (2,119)               582
  TREASURY STOCK                                         (20,987)           (14,577)
                                                     -----------        -----------
    TOTAL SHAREHOLDERS' EQUITY                           101,723            103,177
                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,098,667        $ 1,070,470
                                                     -----------        -----------

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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                              ENDED SEPT. 30,        ENDED SEPT. 30,
                                             1999        1998       1999        1998

                                               (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS     $13,159     $13,096     $38,943     $39,350
    EXEMPT FROM FEDERAL INCOME TAXES           686         607       1,906       1,794
                                           -------     -------     -------     -------
      TOTAL INTEREST AND FEES ON LOANS      13,845      13,703      40,849      41,144

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                   4,691       4,058      13,508      11,936
  OTHER INTEREST INCOME                        128         699         653       1,167
                                           -------     -------     -------     -------
      TOTAL INTEREST INCOME                 18,664      18,460      55,010      54,247
                                           -------     -------     -------     -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                       7,134       7,642      21,142      22,108
  OTHER INTEREST EXPENSE                       788         618       2,180       1,728
                                           -------     -------     -------     -------
      TOTAL INTEREST EXPENSE                 7,922       8,260      23,322      23,836
                                           -------     -------     -------     -------

NET INTEREST INCOME                         10,742      10,200      31,688      30,411
PROVISION FOR LOAN LOSSES                      251         275         801         883
                                           -------     -------     -------     -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          10,491       9,925      30,887      29,528

OTHER INCOME                                 3,837       2,745      10,975       7,926
                                           -------     -------     -------     -------
   TOTAL OTHER INCOME                        3,837       2,745      10,975       7,926

OTHER EXPENSES
  SALARIES AND BENEFITS                      4,686       3,851      13,810      11,579
  OTHER EXPENSES                             3,846       3,373      11,364      10,176
                                           -------     -------     -------     -------
      TOTAL OTHER EXPENSES                   8,532       7,224      25,174      21,755
                                           -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                   5,796       5,446      16,688      15,699

APPLICABLE INCOME TAXES                      1,681       1,623       4,895       4,665
                                           -------     -------     -------     -------

NET INCOME                                 $ 4,115     $ 3,823     $11,793     $11,034
                                           =======     =======     =======     =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                   $  0.57     $  0.51     $  1.62     $  1.45
   DILUTED                                 $  0.57     $  0.50     $  1.61     $  1.44
CASH DIVIDENDS DECLARED PER SHARE          $  0.17     $  0.15     $  0.49     $ 0.425

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                      For the nine months ended,
                                                                                             (in thousands)

                                                                                     Sept. 30, 1999  Sept. 30, 1998
                                                                                     --------------  --------------
Cash flows from operating activities:
  Net income                                                                            $  11,793      $  11,034
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of (less than) net charge-offs                        683             (2)
    Depreciation of premises and equipment                                                  1,737          1,887
    Premium amortization (discount accretion) on investment securities                         14           (174)
    Deferred tax benefit                                                                     (212)          (242)
    Realized gains on investment securities                                                   (52)           (97)
    Realized gains on sales of mortgages                                                      (42)          (201)
    Decrease in net deferred loan fees                                                        (39)           (24)
    Increase in interest receivable and other assets                                       (2,725)        (1,327)
    (Decrease) increase in accrued expenses and other liabilities                          (3,360)         5,492
                                                                                        ---------      ---------
    Net cash provided by operating activities                                               7,797         16,346

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                     17,919         25,079
  Proceeds from maturing securities held to maturity                                       81,022         52,690
  Proceeds from maturing securities available for sale                                     25,372         20,167
  Decrease (increase) in interest-bearing deposits                                          1,731         (5,306)
  Purchases of time deposits                                                                   --         (1,599)
  Purchases of investment securities held to maturity                                     (11,165)       (88,953)
  Purchases of investment securities available for sale                                  (108,581)       (30,642)
  Net decrease (increase) in federal funds sold and
      other short-term investments                                                         12,700        (16,900)
  Net increase in long term federal funds sold                                                 --        (20,000)
  Proceeds from sales of mortgages                                                          9,933         18,268
  Net increase in loans                                                                   (47,438)       (24,169)
  Capital expenditures                                                                     (1,536)        (1,362)
  Other investing activities                                                               (4,000)            --
                                                                                        ---------      ---------
  Net cash used in investing activities                                                   (24,043)       (72,727)

Cash flows from financing activities:
  Net increase in deposits                                                                  2,631         56,223
  Net increase in short-term borrowings                                                    27,927         12,557
  Proceeds from long-term debt                                                              4,000             --
  Purchases of treasury stock                                                              (8,561)        (9,712)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                            936            878
  Proceeds from exercise of stock options                                                     633            311
  Cash dividends                                                                           (3,433)        (3,053)
                                                                                        ---------      ---------
  Net cash provided by financing activities                                                24,133         57,204


  Net increase in cash and due from banks                                                   7,887            823
  Cash and due from banks at beginning of period                                           26,011         33,352
                                                                                        ---------      ---------
  Cash and due from banks at end of period                                              $  33,898      $  34,175
                                                                                        ---------      ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $  24,591      $  23,881

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                  For the Three Months   For the Nine Months
                                                     Ended Sept. 30,       Ended Sept. 30,

                                                    1999        1998       1999        1998
                                                    ----        ----       ----        ----
Numerator:

 Net Income                                       $ 4,115     $ 3,823     $11,793     $11,034
 Numerator for basic and diluted earnings per
 share - income available to common
 shareholders                                       4,115       3,823      11,793      11,034

Denominator:

 Denominator for basic earnings per share-
 weighted-average shares outstanding                7,220       7,533       7,273       7,593

  Effect of dilutive securities:
     Employee stock options                            30          68          32          67
                                                  -------------------     -------------------

 Denominator for diluted earnings per share
 adjusted weighted-average shares
 outstanding                                        7,250       7,601       7,305       7,660

Basic earnings per share                          $   .57     $   .51     $  1.62     $  1.45

Diluted earnings per share                            .57         .50        1.61        1.44

Note 3. Comprehensive Income

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The following shows the comprehensive income for the periods presented:

                                                        Three months               Nine months
                                                       ended Sept. 30            ended Sept. 30,
                                                    1999          1998         1999           1998
                                                    ----          ----         ----           ----
                                                                   (in thousands)
Net income                                        $  4,115      $  3,823     $ 11,793      $ 11,034
Change in unrealized (loss) gain on available
  for sale investment securities                      (504)          704       (2,701)          767
                                                  --------      --------     --------      --------
Total comprehensive income                        $  3,611      $  4,527     $  9,092      $ 11,801
                                                  ========      ========     ========      ========

Note 4. Recent Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Corporation's minimal use of derivatives, management does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Corporation.

Item 2.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Net Income

      Net income for the three months ended September 30, 1999 increased 7.9% or $0.3 million from $3.8 million for the three months ended September 30, 1998 to $4.1 million for the three months ended September 30, 1999. Net income also increased $0.8 million or 7.3% to $11.8 million for the nine months ended September 30, 1999 as compared to $11.0 million for the nine months ended September 30, 1998. The net income growth for the three and nine months ended September 30, 1999 was due mainly to increases in net interest income and other income. The increases were offset by increases in other expenses.

Net Interest Income

      Interest and fees on loans increased $0.1 million from $13.7 million for the three months ended September 30, 1998 to $13.8 million for the three months ended September 30, 1999. The increase was attributed to increased average balance and an increase in prime rate from 7.75% to 8.00% in July and then to 8.25% in August. For the nine months ended September 30, 1999, interest and fees on loans decreased $0.3 million from $41.1 million at September 30, 1998 to $40.8 million at September 30,1999. This was due to a decrease in rate offset by increased volume. While prime rate was raised in July and August, the majority of the year was based on the lower rate set in November 1998.

      Interest on investment securities increased $0.6 million from $4.1 million for the three-month period ended September 30, 1998 to $4.7 million for the three-month period ended September 30, 1999. The increase was due to higher average volume offset by a lower average yield. For the nine months ended September 30, 1999 interest on investments increased by $1.6 million from $11.9 million for the nine months ended September 30, 1998 to $13.5 million for the same period in 1999. This increase is also attributed to higher average volume for the period offset by a slight decrease in yield.

      Other interest income decreased $0.6 million from $0.7 million for the three months ended September 30, 1999 to $0.1 for the three months ended September 30, 1998. Reduced federal funds sold volume is the reason for the decrease for the three and nine months ended September 30, 1999.

      Interest expense decreased from $8.3 million for the three months ended September 30, 1998 to $7.9 million for the three months ended September 30, 1999, a decrease of $0.4 million. Interest expense also decreased $0.5 million from $23.8 million for the nine months ended September 30, 1998 to $23.3 million for the nine months ended September 30, 1999. This reduction for both periods is attributed to a decrease in rate that was offset by an increase in the average volume of deposits, particularly in the money market savings accounts.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The nine months ended September 30, 1999 shows net interest income of $31.7 million, which is an increase of $1.3 million over the $30.4 million recorded for the nine months, ended September 30, 1998. Average interest earning assets increased by $70.7 million for the nine-month period ended September 30, 1999 as compared to the nine months ended September 30, 1998. An increase in deposits and federal funds purchased provided the funds for loan growth. Average interest bearing liabilities increased by $60.3 million for the nine-month period ended September 30, 1999 as compared to the same period in 1998. Net interest earning assets grew $10.4 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in net interest income resulting from the increase in net interest earning assets and the decrease of 40 basis points in rate paid on interest bearing liabilities was offset by a decline in rate on interest bearing assets of 40 basis points. The net interest spread remained the same at 3.5%.

      The following demonstrates the aforementioned effects:

                                                NINE MONTHS ENDED
                                                -----------------
                                       9/30/99                  9/30/98
                                  AVG. BALANCE RATE       AVG. BALANCE RATE
                                  -----------------       -----------------
Interest Earnings Assets         $1,006,707     7.3%     $  935,988     7.7%

Interest Bearing Liabilities        816,676     3.8%        756,416     4.2%


Net Interest Income                  31,688                  30,411

Net Interest Spread                             3.5%                    3.5%

Net Interest Margin                             4.2%                    4.3%


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

      At September 30, 1999, $40.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. At September 30, 1998 and December 31, 1998, $50.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $40.0 million in notional amount interest rate swaps outstanding at September 30, 1999 expire as follows: $10.0 million in first quarter 2000, $10.0 million in second quarter 2000, and $20.0 million in second quarter 2001. The impact of interest rate swaps on net interest income for the quarter ended September 30, 1999 was a positive $48 thousand as compared to a positive $23 thousand for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 the impact was a positive $208 thousand as compared to a positive $63 thousand for the nine months ended September 30, 1998.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 1999 the market value of interest-rate swaps in a favorable position was $5 thousand. The market value of interest-rate swaps in a negative position was $207 thousand. As of September 30, 1998 the market value of interest-rate swaps in a favorable position was $467 thousand. There were no interest rate swaps with the market value in an unfavorable position.

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

      The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. For the three months ended September 30, 1999 and September 30, 1998, the provisions for loan losses were $0.3 million. For the nine months ended

September 30, 1999 the provisions for loan losses were $0.8 million and for September 30, 1998, $0.9 million.

      At September 30, 1999, and December 31, 1998, the reserve for possible loan losses remained constant at 1.6% of total loans. For more information on the reserve, please refer to the Corporation's 1998 Form 10-K.

      At September 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.2 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $1.2 million. At September 30, 1998, the recorded investment in loans considered to be impaired was $2.8 million and the related reserve for credit losses for these loans was $0.7 million.

      Generally, when a loan (including a loan impaired under SFAS No. 114) is classified as non-accrual, the accrual of interest on such loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against "other expense." Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

      Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at September 30, 1999 was $2.6 million and at September 30, 1998 was $3.7 million. They consist mainly of commercial loans and real estate related commercial loans. For the quarter ended September 30, 1999, non-accrual loans resulted in lost interest income of $66 thousand as compared to $84 thousand for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 lost interest totaled $183 thousand as compared to $260 thousand for the same period in 1998. At September 30, 1999, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At September 30, 1999, the Corporation has a total of $417 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property and 3 residential properties. This amount is carried in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

      Other income which is non-interest related consists mainly of general fee income, trust department fee income, and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees, and increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $1.1 million or 40.7% from $2.7 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999. The increase is attributed to trust income and fee income. Trust income for the three months ended September 30, 1999 of $0.9 million was $0.1 million or 12.5% more than the $0.8 million reported for the three months ended September 30, 1998. Fee income grew from $1.4 million for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999, an increase of $0.8 million or 57.1%. Included in fee income is an increase in various transaction fees and deposit service fees of $0.3 million from $1.1 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. Also included in fee income is commission income of $0.5 million for the three months ended September 30, 1999. Commission income, which is offset by commission expense, is the primary source of income for the newly acquired Fin-Plan Group. Refer to Other Expense. Other income for the nine months ended September 30, 1999 increased $3.1 million or 39.2% from $7.9 million for the nine months ended September 30, 1998 to $11.0 million for the nine months ended September 30, 1999. This increase is attributed to trust income and fee income. Trust income for the nine months ended September 30, 1999 of $2.9 million was $0.5 million or 20.8% more than the $2.4 million reported for the nine months ended September 30, 1998. Fee income increased from $3.9 million for the nine months ended September 30, 1998 to $6.4 million for the nine months ended September 30, 1999, an increase of $2.5 million or 64.1%. Included in fee income is an increase in various transaction fees and deposit service fees of $0.8 million from $3.1 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. Also included in fee income is commission income of $1.4 million for the nine months ended September 30, 1999, is offset by commission expense. Refer to Other Expense.

Other Expense

      The operating costs of the Corporation are known as other expenses, and include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $7.2 million for the quarter ended September 30, 1998 to $8.5 million for the quarter ended September 30, 1999, an increase of 18.1%. For the nine months ended September 30, 1999 other expenses increased 15.6% or $3.4 million from $21.8 million at September 30, 1998 to $25.2 million at September 30, 1999. The increase in salary expense includes commission expense of $1.0 million for the nine months ended September 30, 1999 and $0.3 million for the three months ended September 30, 1999. The commission expense offsets commission income, generated by the new subsidiary, Fin-Plan Group. Refer to Other Income. Other expenses such as occupancy, MAC fees, software, and intangible expenses also contributed to the increases in both periods.

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

      In the first quarter of 1999, the Corporation successfully completed testing with external third parties, including ATMs, other financial institutions and payment systems providers. Testing with major customers was successfully conducted during the second quarter 1999.

      Contingency plans have been prepared for all mission critical applications. The contingency plans have been tested internally and verified by an independent third party. Validation plans have also been verified. Contingency plan training for all Univest employees will take place during the fourth quarter of 1999. We also continue to address other areas of the Corporation such as utilities, communications and networks.

      The total cost of the Y2K project cost is estimated at $400 thousand. To date, the Corporation has incurred approximately $318 thousand, all of which has been expensed. At September 30, 1999, $109 thousand was expensed and for the year ended December 31, 1998, $209 thousand was expensed.

      Management believes that the program in place has addressed the Y2K issue in a timely manner. Failure to complete the project as herein described may have a negative impact on our ability to effectively serve our customers. In this event, the Corporation may experience the loss of customers, strain on liquidity and a material negative effect on the results of operations.

      Management of the Corporation believes that our readiness program will be completed and if any need to rely on contingency plans arises, the impact will not have a material financial impact on the Corporation. However, there can be no guarantee that the estimates to complete the Y2K project or the contingency plans will be achieved and actual results could differ from those anticipated.

Tax Provision

      The provision for income taxes was $1.7 million for the quarter ended September 30, 1999 and $1.6 million for the quarter ended September 30, 1998. The effective tax rates were 29.0% and 29.8% respectively. For the nine months ended September 30, 1999 the provision was $4.9 million as compared to $4.7 million for the nine months ended September 30, 1998 with effective tax rates of 29.3% and 29.7% respectively. The effective tax rates reflects the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

      Total assets increased $28.2 million or 2.6% from $1,070.5 million at December 31, 1998 to $1,098.7 million at September 30, 1999. Net loans increased $36.9 million while investment securities and federal funds sold decreased $21.4 million. Deposits increased $ 2.6 million mainly due to increased activity in certain types of money market accounts that pay a higher rate. Short-term borrowings increased $28.0 million due to the normal business cycle volatility in the corporate daily sweep repurchase account and federal funds purchased.

      Shareholders' equity decreased to $101.7 million at September 30, 1999 from $103.2 million at December 31, 1998, a decrease of $1.5 million or 1.5%. The primary reason for the reduction was the continued treasury stock activity, in which net purchases total approximately $6.4 million since December 31, 1998. Book value per share increased from $14.02 at December 31, 1998 to $14.25 at September 30, 1999, an increase of $.23 per share or 1.6%.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in accumulated other comprehensive income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total debt and equity securities held in the available-for-sale portfolio, as of September 30, 1999, is $172.5 million as compared to $111.3 million at December 31, 1998. Accumulated other comprehensive loss of $2.1 million, net of taxes, has been debited to shareholders' equity as of September 30, 1999. At December 31, 1998, accumulated other comprehensive income of $0.6 million was credited to shareholders' equity.

Market Risk

      No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

Other

      Univest Financial Services Corporation acquired Fin-Plan Group on January 29, 1999. This will allow Univest Corporation to provide a broader range of financial services including financial planning, investment management, insurance products and brokerage services. The impact on the Corporation's financial position and results of operations was immaterial for the nine months ended September 30, 1999.

      Effective July 1, 1999, Merrill S. Moyer retired as Chief Executive Officer of Univest Corporation. He continues to serve as Chairman of Univest Corporation and Union National Bank. William S. Aichele assumed the position of Chief Executive Officer of Univest Corporation in addition to his present role as President of the Corporation and President and CEO of Union National Bank.

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

                                    Univest Corporation of Pennsylvania
                                    -----------------------------------
                                          (Registrant)


Date: 10/25/99                      /s/ Merrill S. Moyer
      --------                      --------------------------------------------
                                    Merrill S. Moyer, Chairman


Date: 10/22/99                      /s/ Wallace H. Bieler
      --------                      --------------------------------------------
                                    Wallace H. Bieler, Executive Vice President
                                    and Chief Financial Officer