Form 10-K
period 1999-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2000-03-30
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission File number 0-7617

                       UNIVEST CORPORATION OF PENNSYLVANIA
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania
      ------------                                         23-1886144
(State or other jurisdiction of                            ----------
incorporation of organization)                 (IRS Employer Identification No.)

     14 North Main Street
   Souderton, Pennsylvania                                    18964
   -----------------------                                    -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (215) 721-2400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                  7,080,397
--------------------------                                  ---------
      (Title of Class)                          (Number of shares outstanding
                                                at 2/29/00)

      The approximate aggregate market value of voting stock held by non affiliates of the registrant is $138,313,342 as of February 29, 2000.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                       YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. |_|

      Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 11, 2000. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 1999.

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

      Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from general public and investing such deposits primarily in loans secured by residential properties and consumer loans. Univest Financial Services, a wholly owned subsidiary of Pennview Savings Bank, acquired Fin-Plan Group on January 29, 1999. This will allow Univest Corporation to provide a broader range of financial services including financial planning, investment management, insurance products and brokerage services. Delview, Inc. a wholly owned subsidiary of Pennview, is a passive investment holding company operating in Delaware. Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Univest Delaware, Inc. is a passive investment holding company operating in Delaware. Univest Leasing Corporation is inactive. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

      Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-seven (27) banking offices, two off-premises automated teller machines, one work site office and provides banking and trust services to the residents and employees of ten retirement homes. Sixteen banking offices are in Montgomery County and eleven banking offices are in Bucks County. A work site office is located in Montgomery County. Four off-premises automated teller machines are located in Montgomery County and one is located in Bucks County.

      Pennview Savings Bank conducts operations through five (5) full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

      As of January 31, 2000, Univest and its subsidiaries employed four hundred and fifty-five (455) persons.

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

      Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by Union National Bank, Pennview Savings Bank and Fin-Plan Group.

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

      Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 12.2% and 12.3%, and total risk-based capital ratios of 13.5% and 13.4% at December 31, 1999 and 1998, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

Statistical Disclosure

      Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company

Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Pennview. Univest Financial Services Corporation, wholly owned by Pennview, acquired Fin-Plan Group on January 29, 1999. This will allow Univest Corporation to provide a broader range of financial services. The following financial data appearing on pages 6 through 17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

TABLE I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
                        RATES AND INTEREST DIFFERENTIAL

                                                 1999                       1999/1998                             1998

                                     Average     Income/   Avg.    Volume    Rate                Average    Income/    Avg.
ASSETS:                              Balance     Expense   Rate    Change    Change   Total      Balance    Expense    Rate
                                     -------     -------   ----   --------  -------- -------     -------    -------    ----
Cash and due from banks              $ 34,496                                                   $ 31,321
Time deposits with other banks          4,415     $ 227    5.1    $ (343)   $ (56)   $ (399)      11,273      $ 626    5.6

U.S. Government obligations           166,343     9,577    5.8    (1,829)    (196)   (2,025)     196,033     11,602    5.9
Oblig. of states & political sub.      21,684       947    4.4       647       (7)      640        6,858        307    4.5
Other securities                      122,207     7,573    6.2     3,380     (135)    3,245       67,637      4,328    6.4
Trading Account                           548        19    3.5        19       --        19           --         --     --
Federal Reserve bank stock                761        46    6.0        --       --        --          761         46    6.0
Federal funds sold and other
  short-term investments                9,735       474    4.9      (406)    (108)     (514)      18,057        988    5.5
                                        -----       ---                                           ------        ---

  Total investments                   321,278    18,636    5.8                                   289,346     17,271    6.0
                                      -------    ------                                          -------     ------

Commercial loans                      184,019    15,870    8.6     2,412     (944)    1,468      157,363     14,402    9.2
Mortgage loans                        337,153    26,547    7.9      (603)  (1,729)   (2,332)     345,781     28,879    8.4
Installment loans                     104,348     8,557    8.2     1,467     (260)    1,207       86,505      7,350    8.5
Home equity loans                      13,505     1,362   10.1      (114)     (73)     (187)      14,614      1,549   10.6
Municipal loans                        46,619     2,645    5.7       262       --       262       41,456      2,383    5.7
                                       ------     -----                                           ------      -----

  Gross loans                         685,644    54,981    8.0                                   645,719     54,563    8.4
                                                 ------                                                      ------

     Less: reserve for loan losses    (11,096)                                                   (10,439)
                                      -------                                                    -------

      Net loans                       674,548                                                    635,280
                                      -------                                                    -------

Property, net                          15,684                                                     16,237
Other assets                           38,901                                                     32,711
                                       ------                                                     ------

  Total assets                    $ 1,089,322                                                $ 1,016,168
                                  -----------                                                -----------

                                       1998/1997                          1997

                                       Rate              Average     Income/   Avg.
ASSETS:                                Change   Total    Balance     Expense   Rate
                                      -------- -------   -------     -------   ----
Cash and due from banks                                   $29,244
Time deposits with other banks          $ 2     $ 543       1,522      $ 83    5.5

U.S. Government obligations            (399)     (672)    199,733    12,274    6.1
Oblig. of states & political sub.        (5)       88       4,728       219    4.6
Other securities                        (37)    1,956      36,547     2,372    6.5
Trading Account                          --        --           0         0      -
Federal Reserve bank stock               --        --         761        46    6.0
Federal funds sold and other
  short-term investments                  8       765       4,204       223    5.3
                                                            -----       ---

  Total investments                                       245,973    15,134    6.2
                                                          -------    ------

Commercial loans                         --     1,770     137,520    12,632    9.2
Mortgage loans                       (1,444)   (2,733)    361,089    31,612    8.8
Installment loans                        --       977      75,395     6,373    8.5
Home equity loans                       (31)      (98)     15,300     1,647   10.8
Municipal loans                          37       324      36,545     2,059    5.6
                                                                      -----

  Gross loans                                             625,849    54,323    8.7
                                                                     ------

     Less: reserve for loan losses                        (10,159)
                                                          -------

      Net loans                                           615,690
                                                          -------

Property, net                                              16,761
Other assets                                               20,047
                                                           ------

  Total assets                                          $ 929,237
                                                        ---------

                                                 1999                       1999/1998                             1998

                                     Average     Income/   Avg.    Volume    Rate                Average    Income/    Avg.
LIABILITIES:                         Balance     Expense   Rate    Change    Change   Total      Balance    Expense    Rate
                                     -------     -------   ----   --------  -------- -------     -------    -------    ----
Demand deposits                     $ 150,455                                                  $ 132,132

Interest checking deposits             86,583     $ 902    1.0     $ 123   $ (322)   $ (199)      80,524    $ 1,101    1.4
Money market savings                  158,014     6,152    3.9     1,088     (258)      830      128,970      5,322    4.1
Regular savings                       140,313     2,776    2.0       134     (528)     (394)     132,012      3,170    2.4
Certificates of deposit               321,097    17,039    5.3      (254)    (977)   (1,231)     325,798     18,270    5.6
Time open & club accounts              29,253     1,351    4.6       (78)    (123)     (201)      30,800      1,552    5.0

  Total time, int., and inv.
    checking deposits                 735,260    28,220    3.8                                   698,104     29,415    4.2

    Total deposits                    885,715                                                    830,236


Federal funds purchased                 3,515       191    5.4       178       (1)      177          234         14    6.0
Loans & securities sold under
  agreement to repurchase              67,612     2,210    3.3       381       --       381       56,181      1,829    3.3
Other borrowings                       14,695       760    5.2       233      (30)      203       10,135        557    5.5
Subordinated notes                          0         0     --        --       --        --            0          0    0.0
                                                                                                      --          -

  Total borrowings                     85,822     3,161    3.7                                    66,550      2,400    3.6
                                       ------     -----                                           ------      -----

Accrued expenses & other liab.         15,017                                                     14,617
                                       ------                                                     ------


  Total liabilities                   986,554                                                    911,403
                                      -------                                                    -------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                           39,272                                                     37,765
Capital surplus                        14,908                                                     19,696
Retained earnings                      48,588                                                     47,304
                                       ------                                                     ------

  Total shareholders' equity          102,768                                                    104,765
                                      -------                                                    -------

  Total liabilities and share-
    holders' equity               $ 1,089,322                                                $ 1,016,168
                                  ------------                                               ------------

Weighted avg. yield on interest-earning assets             7.3                                                         7.7
Weighted avg. rate paid on interest-bearing liab.          3.8                                                         4.2
Net yield                                                  4.2                                                         4.3

                                              1998/1997                          1997

                                    Volume    Rate              Average     Income/   Avg.
LIABILITIES:                        Change    Change   Total    Balance     Expense   Rate
                                   --------  -------- -------   -------     -------   ----
Demand deposits                                                $ 118,960

Interest checking deposits           $ 36     $ 74     $ 110      73,521     $ 991    1.3
Money market savings                2,166      539     2,705      77,013     2,617    3.4
Regular savings                       116     (129)      (13)    128,546     3,183    2.5
Certificates of deposit               714       --       714     312,517    17,556    5.6
Time open & club accounts            (673)     (44)     (717)     44,447     2,269    5.1

  Total time, int., and inv.
    checking deposits                                            636,044    26,616    4.2

    Total deposits                                               755,004


Federal funds purchased              (200)      11      (189)      3,541       203    5.7
Loans & securities sold under
  agreement to repurchase             221       --       221      49,133     1,608    3.3
Other borrowings                       81       (9)       72       8,592       485    5.6
Subordinated notes                     --       --        --           0         0    0.0


  Total borrowings                                                61,266     2,296    3.7
                                                                  ------     -----

Accrued expenses & other liab.                                    11,787
                                                                  ------


  Total liabilities                                              828,057
                                                                 -------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                                                      19,636
Capital surplus                                                   34,539
Retained earnings                                                 47,005
                                                                  ------

  Total shareholders' equity                                     101,180
                                                                 -------

  Total liabilities and share-
    holders' equity                                            $ 929,237
                                                               ---------

Weighted avg. yield on
interest-earning assets                                                               8.0
Weighted avg. rate paid
on interest-bearing liab.                                                             4.1
Net yield                                                                             4.7

Note: (1)   For rate calculation purposes, average loan categories include unearned discount.

      (2)   Nonaccrual loans have been included in the average loan balances.

      (3) Certain amounts have been reclassified to conform with the current-year presentation.

      (4) Included in interest income are loan fees of $683 for 1999, $1,106 for 1998 and $1,253 for 1997.

      (5)   Table I has not been tax equated.

* The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                   TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                             (Thousands of Dollars)

                                                     CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                     December 31,  December 31,  December 31,
                                                       1999 (a)      1998 (a)      1997 (a)
                                                       --------      --------      --------
U. S. Treasury, government corporations and agencies   $150,096      $225,294      $195,048

State and political subdivisions                         27,020        17,966         4,676

Mortgage-backed securities                              111,516        74,233        53,996

Other                                                    23,243        10,172         4,445
                                                       --------      --------      --------

Total                                                  $311,875      $327,665      $258,165
                                                       ========      ========      ========


                                      MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                      December 31,  December 31,  December 31,  December 31, December 31,  December 31,
                          1999          1999          1998          1998         1997          1997
                       Amount (a)    Yield (b)     Amount (a)    Yield (b)    Amount (a)     Yield (b)
                      ------------  ------------  ------------  -------------------------  ------------
1 Year or less          $ 54,249        5.68%       $ 93,671        5.78%      $ 69,916        5.88%

1 Year - 5 Years         139,357        5.64%        158,938        5.64%       136,317        6.19%

5 Years - 10 Years        35,094        6.26%         20,781        6.33%        11,652        6.54%

After 10 Years            83,175        6.17%         54,275        6.24%        40,280        6.51%
                        --------        ----        --------        ----       --------        ----

Total                   $311,875        5.86%       $327,665        5.82%      $258,165        6.17%
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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                             (Thousands of Dollars)

                                                  December 31,  December 31,  December 31,  December 31,  December 31,
                                                      1999          1998          1997          1996          1995
                                                      ----          ----          ----          ----          ----
Real estate Loans
  Construction and land development                 $ 33,632      $ 33,530      $ 30,951      $ 34,733      $ 54,840
  Secured by 1-4 family residential properties       219,292       214,798       217,782       217,631       216,180
  Other real estate loans                            173,780       169,402       189,251       178,644       157,925

Commercial and industrial loans                      212,656       171,699       138,812       124,788       120,692

Loans to individuals                                  72,658        64,306        53,500        47,466        40,648

All other loans                                       10,591         7,117         6,143         5,821         4,084
                                                    --------      --------      --------      --------      --------

  Total loans                                       $722,609      $660,852      $636,439      $609,083      $594,369
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

As of December 31, 1999                             Due in One    Due in One   Due in Over
                                                   Year or Less  to Five Years  Five Years       Total
                                                   ------------  -------------  ----------       -----
Real estate loans
  Construction and land development                  $ 17,814      $ 11,834      $  3,984      $ 33,632
  Secured by 1-4 family residential properties         44,087        82,015        93,190       219,292
  Other real estate loans                              41,430        56,566        75,784       173,780

Commercial and industrial loans                       159,719        36,389        16,548       212,656

Loans to individuals                                   26,859        41,480         4,319        72,658

All other loans                                           517         9,611           463        10,591
                                                     --------      --------      --------      --------
  Total loans                                        $290,426      $237,895      $194,288      $722,609
                                                     ========      ========      ========      ========

Loans with a predetermined interest rate             $111,950      $152,216      $184,548      $448,714
Loans with a floating or variable interest rate       178,476        85,679         9,740       273,895
                                                     --------      --------      --------      --------
                                                     $290,426      $237,895      $194,288      $722,609
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

Potential Problem Loans

      When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The total of nonaccruing and restructured loans in 1999 was $2,323. There was no interest income recognized on these loans. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $246 would have been recorded in 1999. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

Loan Concentrations

      At December 31, 1999, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

Other Assets

      At December 31, 1999, $45 in Other Real Estate Owned was classified as nonperforming. This amount represents all Other Real Estate Owned as of December 31, 1999.

                                                 1999        1998        1997        1996        1995
                                               Principal   Principal   Principal   Principal   Principal
                                                Balance     Balance     Balance     Balance     Balance
                                                -------     -------     -------     -------     -------
Nonaccruing loans                                $2,285      $3,424      $3,136      $4,671      $5,855
                                                 ======      ======      ======      ======      ======

Accruing loans 90 days or more past due:

Real estate loans
     Construction and land development               --          --          --          --          --
     Secured by 1-4 family dwellings                304         705         308         373         234
     Other real estate                               --          14          36          12          93

Commercial and industrial loans                      63          --          21          19          --

Loans to individuals                                214         204         159         180         174

All other loans                                      --          --          --          --          --
                                                 ------      ------      ------      ------      ------

     Total loans, 90 days or more past due          581         923         524         584         501
                                                 ======      ======      ======      ======      ======

     Restructured loans, not included above          38         125         206         281         352
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

      Reserve for possible loan losses is determined through a quarterly evaluation of reserve adequacy which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans on the "watch list" and all non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No.
114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate. The methodology for establishing the loan loss reserve and provision has not changed in recent years.

      The reserve for possible loan losses is made up of the allocated or general reserve and the unallocated portion, which is the remainder after necessary allocations are made. The following table summarizes the two categories for the periods indicated.

                                  December 31,

                                   1999             1998             1997
                                   ----             ----             ----

      Allocated                  $ 8,786          $ 6,993          $ 4,749
      Unallocated                  2,437            3,545            5,521
                                 -------          -------          -------
      Total                      $11,223          $10,538          $10,270
                                 =======          =======          =======

      The increase of $1.8 million in the allocated portion of the reserve for the year ended December 31, 1999 was due to a combination of portfolio growth and higher estimation factors for several portfolio segments. The volume growth occurred predominantly in the commercial and consumer loan portfolios, up 11.3% and 12.4% respectively. Increases in loss factors applied to specific loan pools effected the following portfolios. Higher loss experience from small business loans, mostly unsecured commercial and industrial credits, caused the commercial uncriticized factor to increase from 1.11% at 12/31/98 to 1.28% at 12/31/99, continuing a trend from .15% at 12/31/97. An above average number of properties categorized as OREO at some point during 1999, influenced the qualitative component of the residential real estate factor, which rose from .28% to .77%. The loss factor applied to industry concentrations was raised from .60% to .80% to account for changes in loan structure practices for tract development financing and to account for the decision to allow higher credit exposure to the commercial investment property industry. The increase in allocated reserves caused a related decline in the unallocated portion of the reserve. The dollar difference between the allocated increase of $1.8 million and the unallocated decrease of $1.1 million can be attributed to recoveries added back to the reserve throughout 1999, largely the culmination of long standing action plans to recoup losses from older commercial charge-offs.

      The increase of $2.2 million in the allocated portion of the reserve for the year ended December 31, 1998 was due mainly to a $2.0 million increase in the uncriticized portion of the allowance related to the commercial loan pool. This increase was caused by a higher volume of losses among small business credits, which migrate more quickly from pass to loss than larger business credit charge-offs. The historical loss factor for this segment of the commercial loan portfolio increased from 0.15% at December 31, 1997 to 1.11% at December 31, 1998. Volume also increased from $142 million at December 31, 1997 to $174 million at December 31, 1998. Industry concentrations increased in volume by $32 million from $56 million at December 31, 1997 to $88 million at December 31, 1998. This increase relates to a segment in the real estate industry. The loss factor for calculating the reserve applicable to industry concentration increased from 0.20% at December 31, 1997 to 0.60% at December 31, 1998. The change in volume and change in loss factor resulted in an increase of $400 thousand in the allocated reserve. The approximate $2.2 million increase in the allocated reserve for the year ended December 31, 1998 caused a corresponding decrease in the unallocated portion of the reserve. Other immaterial fluctuation occurred in both volumes and estimation factors of other pools of loans.

      Management believes that both the allocated and unallocated portions of the reserve are maintained at a level which is adequate to absorb potential losses in the loan portfolio.

      As the accompanying table indicates, the amount of loan loss provision charged to expense for 1999 was $1,052 compared to $958 in 1998 and $1,310 in 1997.

                                             1999       1998       1997       1996       1995
                                             ----       ----       ----       ----       ----
Average amount of loans outstanding        $674,798   $635,939   $617,082   $590,144   $583,398

Loan loss reserve at beginning of period   $ 10,538   $ 10,270   $  9,801   $  8,854   $  8,876

Charge-offs:
     Real estate loans                          348        575        552        990      1,842
     Commercial and industrial loans          1,105        370        319         20        416
     Loans to individuals                       304        427        286        175        236
     Home equity                                 --         --         --         --         --
     Other                                       --         --         --         --         --
                                           --------   --------   --------   --------   --------
Total charge-offs:                            1,757      1,372      1,157      1,185      2,494
                                           ========   ========   ========   ========   ========

Recoveries:
     Real estate loans                          857        324        167        458        316
     Commercial and industrial loans            440        256         78        529        157
     Loans to individuals                        93        102         66         76         75
     Home equity                                 --         --         --         --         --
     Other                                       --         --          5         24         29
                                           --------   --------   --------   --------   --------
Total recoveries:                             1,390        682        316      1,087        577
                                           ========   ========   ========   ========   ========

Net charge-offs:                                367        690        841         98      1,917

Additions to loan loss reserve                1,052        958      1,310      1,045      1,895

Loan loss reserve at end of period         $ 11,223   $ 10,538   $ 10,270   $  9,801   $  8,854
                                           ========   ========   ========   ========   ========

                                      Loan type           Loan type            Loan type            Loan type           Loan type
                                         as %               as %                  as %                 as %               as %
Amount in reserve by category:         of loans           of loans              of loans             of loans           of loans
                                       --------           --------              --------             --------           --------
Real estate loans                 59.0      $ 2,571   63.2      $ 2,358    68.8      $ 3,511    70.8      $ 3,146   72.2    $   817
Commercial and industrial loans   29.4        5,356   26.0        3,575    21.8          610    20.5        1,332   20.3      2,459
Loans to individuals              10.1          848    9.7        1,049     8.4          617     7.8          354    6.8        347
All other loans                    1.5           11    1.1           11     1.0           11     0.9           11    0.7         11
Unallocated portion                           2,437               3,545                5,521                4,958             5,220
                                            -------             -------              -------              -------           -------
     Total                                  $11,223             $10,538              $10,270              $ 9,801           $ 8,854
                                            =======             =======              =======              =======           =======

Ratio of Net charge-offs versus
  average loans                                 0.1%                0.1%                 0.1%                 0.0%              0.3%

Total cash-basis and nonaccrual loans of $2,285 at December 31, 1999, were generally comprised of $480 in residential real estate loans, $744 in commercial real estate loans and $1,061 in commercial and other loans.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES \

                                                                        TABLE V. DEPOSITS
                                                                     (Thousands of Dollars)

                                                                1999          1998          1997
                                                                ----          ----          ----

A. Average:          Noninterest-bearing demand deposits      $150,455      $132,132      $118,960

                     Interest checking                          86,583        80,524        73,521

                     Money Market savings                      158,014       128,970        77,013

                     Saving deposits                           140,313       132,012       128,546

                     Time deposits                             350,350       356,598       356,964
                                                              --------      --------      --------

                     Total                                    $885,715      $830,236      $755,004
                                                              ========      ========      ========

                                                            Due 3 months  Due 3 - 6   Due 6 - 12     Due over
B. Year-end balance: ($100 or more) outstanding as of         or less       months      months      12 months
                     December 31, 1999                        -------       ------      ------      ---------
                     Certificates of deposit                  $ 4,515      $ 3,680      $ 9,517      $ 7,688

                     Other time deposits                      $13,999      $ 5,301      $ 2,212      $ 2,092

Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits

                 TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                             (Shown as percentages)

                                                        1999      1998      1997
                                                        ----      ----      ----

Return on assets                                         1.5       1.4       1.4

Return on equity                                        15.4      13.8      13.0

Dividend payout ratio                                   30.3      29.9      28.2

Equity to assets ratio                                   9.4      10.3      10.9

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)

             LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

                                                    1999       1998       1997
                                                    ----       ----       ----

Balance at December 31                            $70,943    $62,890    $48,389

Weighted average interest rate at year end            3.3%       3.2%       3.3%

Maximum amount outstanding at any month's end     $75,439    $68,384    $58,521

Average amount outstanding during the year        $67,612    $56,181    $49,133

Weighted average interest rate during the year        3.3%       3.3%       3.3%

Item 2. Properties

      Univest and its subsidiaries occupy thirty-two properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 22 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.

Item 3. Legal Proceedings

      There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4. Submission of Matters to a Vote of Security Holders

      Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      Incorporated by reference from the 1999 Annual Report to Shareholders (Exhibit 13), pages 43-44. Dividend and other restrictions are incorporated by reference from Note 16 of the 1999 Annual Report to Shareholders (Exhibit 13), pages 29 and 30. The number of shareholders as of February 29, 2000, was 2,078.

Item 6. Selected Financial Data

      Incorporated by reference from the 1999 Annual Report to Shareholders (Exhibit 13), page 34.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Incorporated by reference from the 1999 Annual Report to Shareholders (Exhibit 13), pages 35 through 42. Dividend and other restrictions are incorporated by reference from Note 16 of the 1999 Annual Report to Shareholders (Exhibit 13), pages 29 and 30.

Item 7 (a). Qualitative and Quantitative Disclosures About Market Risk

      Incorporated by reference from the 1999 Annual Report to Shareholders (Exhibit 13), pages 41 and 42.

Item 8. Financial Statements and Supplementary Data

      Consolidated balance sheets of the registrant at December 31, 1999 and 1998, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1999, and the independent auditors' report thereon are incorporated by reference from the 1999 Annual Report to Shareholders (Exhibit 13), pages 13 through 16.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 2000.

      Executive Officers

      The names and ages of all executive officers of Univest are as follows:

                                       Principal Occupation
      Officer        Title             during past 5 years                 Age

Merrill S. Moyer     Chairman          Chairman of the Corporation         66
                                       and Union National Bank

Norman L. Keller     Executive Vice    President and CEO of Pennview       62

                     President         Savings Bank and Executive
                                       Vice President of the Corporation

Marvin A. Anders     Vice Chairman     Vice Chairman of the Corporation    60
                                       and Union National Bank

William S. Aichele   President         President and CEO of the            49
                                       Corporation and
                                       Union National Bank

Wallace H. Bieler    Executive Vice    Executive Vice President            54
                     President         and CFO of the Corporation
                                       and Union National Bank

There is no family relationship among any of the executive officers of Univest.

Item 11. Executive Compensation

      Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 11, 2000.

Item 13. Certain Relationships and Related Transactions

      During 1999, the Corporation and its subsidiaries paid $344,561 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Sons, Inc.

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

      (b) There were no reports on Form 8-K filed in the fourth quarter of 1999.
      (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
      (d)   Financial Statement Schedules - none.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [Item 14(a)]

                                                                Annual Report
                                                                to Shareholders*
                                                                ----------------

Report of Independent Auditors                                          33

Consolidated balance sheets at                                          13
December 31, 1999 and 1998

Consolidated statements of income for each of the                       14
three years in the period ended December 31, 1999

Consolidated statements of changes in shareholders' equity              15
for each of the three years in the period ended
December 31, 1999

Consolidated statements of cash flows for                               16
each of the three years in the period ended
December 31, 1999

Notes to consolidated financial statements                              17-32

Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 1999 (Exhibit
13) which is incorporated by references.

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

UNIVEST CORPORATION OF PENNSYLVANIA
      Registrant

By: /s/ Norman L. Keller
    ---------------------------------
    Norman L. Keller
    Secretary and Executive Vice President, March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Merrill S. Moyer                         /s/ James L. Bergey

------------------------------------------   -----------------------------------
Merrill S. Moyer                             James L. Bergey
Chairman and Director, March 22, 2000        Director, March 22, 2000


/s/ Marvin A. Anders                         /s/ Harold M. Mininger

------------------------------------------   -----------------------------------

Marvin A. Anders                             Harold M. Mininger
Vice Chairman and Director, March 22, 2000   Director, March 22, 2000


/s/ William S. Aichele                       /s/ Paul G. Shelly

------------------------------------------   -----------------------------------
William S. Aichele                           Paul G. Shelly
President, CEO and Director, March 22, 2000  Director, March 22, 2000


/s/ Wallace H. Bieler                        /s/ R. Lee Delp

------------------------------------------   -----------------------------------
Wallace H. Bieler                            R. Lee Delp
Executive Vice President and CFO,            Director, March 22, 2000
March 22, 2000


/s/ Charles H. Hoeflich                      /s/ Clair W. Clemens

------------------------------------------   -----------------------------------
Charles H. Hoeflich                          Clair W. Clemens
Chairman Emeritus, March 22, 2000            Director, March 22, 2000


/s/ Thomas K. Leidy                          /s/ John U. Young

------------------------------------------   -----------------------------------
Thomas K. Leidy                              John U. Young
Director, March 22, 2000                     Director, March 22, 2000