Form 10-Q
period 2000-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2000-05-09
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 2000.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______.

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

               10 West Broad Street, Souderton, Pennsylvania 18964
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                             7,423,550
--------------------------             -----------------------------------------
   (Title of Class)                    (Number of shares outstanding at 3/31/00)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

Item 1:   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999                                 1

          Condensed Consolidated Statements of Income
          Three Months Ended March 31, 2000 and 1999                           2

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2000 and 1999                           3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

Part II.  Other Information:                                                  14

          Other Information

Part III. Financial Data Schedule                                             16

            UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)      (SEE NOTE)
                                                 March 31, 2000  December 31, 1999
                                                 --------------  -----------------
                                                          (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                         $    38,423       $    35,066
  INTEREST BEARING DEPOSITS WITH OTHER BANKS            3,901             3,839

  INVESTMENT SECURITIES HELD-TO-MATURITY              128,496           137,461
  (MARKET VALUE $125,718 AT 3/31/00
  AND $135,107 AT 12/31/99)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE            172,970           174,414

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                             24,700             1,800

  LOANS                                               721,237           722,474
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES           (10,579)          (11,223)
                                                  -----------       -----------
      NET LOANS                                       710,658           711,251

  OTHER ASSETS                                         59,582            57,161
                                                  -----------       -----------
      TOTAL ASSETS                                $ 1,138,730       $ 1,120,992
                                                  ===========       ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING           $   154,083       $   159,300
  DEMAND DEPOSITS, INTEREST BEARING                   275,375           266,212
  SAVINGS DEPOSITS                                    138,025           136,387
  TIME DEPOSITS                                       363,309           348,776
                                                  -----------       -----------
    TOTAL DEPOSITS                                    930,792           910,675

  SHORT-TERM BORROWINGS                                65,463            72,098
  OTHER LIABILITIES                                    19,991            17,393
  LONG-TERM DEBT                                       18,075            18,075
                                                  -----------       -----------
    TOTAL LIABILITIES                               1,034,321         1,018,241

SHAREHOLDERS' EQUITY
  COMMON STOCK                                         41,039            39,272
  ADDITIONAL PAID-IN CAPITAL                           20,653            14,908
  RETAINED EARNINGS                                    68,776            73,409
  ACCUMULATED OTHER COMPREHENSIVE LOSS                 (3,332)           (2,672)
  TREASURY STOCK                                      (22,727)          (22,166)
                                                  -----------       -----------
    TOTAL SHAREHOLDERS' EQUITY                        104,409           102,751
                                                  -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,138,730       $ 1,120,992
                                                  ===========       ===========

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                         2000              1999
                                                         ----              ----
                                                 (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                 $ 13,670         $ 12,834
    EXEMPT FROM FEDERAL INCOME TAXES                        774              577
                                                       --------         --------
      TOTAL INTEREST AND FEES ON LOANS                   14,444           13,411

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                4,519            4,459
  OTHER INTEREST INCOME                                     215              151
                                                       --------         --------
      TOTAL INTEREST INCOME                              19,178           18,021
                                                       --------         --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                    7,474            6,950
  OTHER INTEREST EXPENSE                                    849              677
                                                       --------         --------
      TOTAL INTEREST EXPENSE                              8,323            7,627
                                                       --------         --------

NET INTEREST INCOME                                      10,855           10,394
PROVISION FOR LOAN LOSSES                                  (173)             275
                                                       --------         --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        11,028           10,119

TRUST                                                     1,150            1,145
SERVICE CHARGES ON DEMAND DEPOSITS                          939              815
COMMISSION INCOME                                           701              394
OTHER INCOME                                              1,574            1,221
                                                       --------         --------
      TOTAL OTHER INCOME                                  4,364            3,575

OTHER EXPENSES
  SALARIES AND BENEFITS                                   5,798            4,502
  NET OCCUPANCY                                             660              600
  EQUIPMENT                                                 414              394
  OTHER EXPENSES                                          2,631            2,654
                                                       --------         --------
      TOTAL OTHER EXPENSES                                9,503            8,150
                                                       --------         --------

INCOME BEFORE INCOME TAXES                                5,889            5,544

INCOME TAXES                                              1,764            1,634
                                                       --------         --------

NET INCOME                                             $  4,125         $  3,910
                                                       ========         ========

PER COMMON SHARE DATA*:

NET INCOME PER SHARE:
   BASIC                                               $   0.55         $   0.51
   DILUTED                                             $   0.55         $   0.50
CASH DIVIDENDS DECLARED PER SHARE                      $  0.162         $  0.143

*PER SHARE AMOUNTS HAVE BEEN ADJUSTED TO REFLECT ALL STOCK DIVIDENDS DECLARED THROUGH MARCH 31, 2000.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the three months ended,
                                                                            (in thousands)
                                                                    ---------------------------------
                                                                    March 31, 2000     March 31, 1999
                                                                    --------------     --------------
Cash flows from operating activities:
  Net income                                                           $  4,125         $  3,910
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses (less than) in excess
      of net charge-offs                                                   (644)             447
    Depreciation of premises and equipment                                  584              578
    Premium amortization (discount accretion) on
      investment securities                                                  18              (23)
    Deferred tax benefit                                                     78               44
    Realized gains on investment securities                                  (7)              --
    Realized gains on sales of mortgages                                     (1)             (17)
    Increase in net deferred loan fees                                       20               33
    Increase in interest receivable and other assets                     (2,135)            (944)
    Increase (decrease) in accrued expenses and other liabilities         2,849           (2,805)
                                                                       --------         --------
    Net cash provided by operating activities                             4,887            1,223


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                    4,557            2,974
  Proceeds from maturing securities held to maturity                     12,937           59,844
  Proceeds from maturing securities available for sale                    3,881           11,874
  Increase in interest-bearing deposits                                     (62)          (1,923)
  Purchases of investment securities held to maturity                    (3,997)          (5,075)
  Purchases of investment securities available for sale                  (7,965)         (30,214)
  Net increase in federal funds sold and
      other short-term investments                                      (22,900)         (17,300)
  Proceeds from sales of mortgages                                          554            3,469
  Net decrease (increase) in loans                                          664          (15,473)
  Capital expenditures                                                     (669)            (513)
  Other investing activities                                               (200)          (4,000)
                                                                       --------         --------
  Net cash used in investing activities                                 (13,200)           3,663


Cash flows from financing activities:
  Net increase in deposits                                               20,117            5,373
  Net decrease in short-term borrowings                                  (6,635)          (4,584)
  Proceeds from long-term debt                                               --            4,000
  Purchases of treasury stock                                              (983)          (1,794)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                          323              333
  Proceeds from exercise of stock options                                    57               96
  Cash dividends                                                         (1,209)          (1,504)
                                                                       --------         --------
  Net cash provided by financing activities                              11,670            1,920


  Net increase in cash and due from banks                                 3,357            6,806
  Cash and due from banks at beginning of period                         35,066           26,011
                                                                       --------         --------
  Cash and due from banks at end of period                             $ 38,423         $ 32,817
                                                                       ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $  7,318         $  7,910

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                            For the Three Months
                                                               Ended March 31,

                                                              2000         1999
                                                              ----         ----
Numerator:

    Net Income                                              $4,125       $3,910
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                             4,125        3,910

Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                     7,436        7,705

      Effect of dilutive securities:
         Employee stock options                                  7           54
                                                            ------       ------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                             7,443        7,759
                                                            ======       ======

Basic earnings per share                                    $  .55       $  .51
                                                            ======       ======

Diluted earnings per share                                  $  .55       $  .50
                                                            ======       ======

Note 3. Stock Dividend

On March 22, 2000, the Corporation declared a 5% stock dividend to be paid on May 1, 2000 to all shareholders of record as of April 14, 2000. All share information has been restated to reflect the dividend.

Note 4. Comprehensive Income

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

                                                              Three months
                                                             ended March 31,
                                                           2000           1999
                                                           ----           ----
                                                            (in thousands)
Net income                                               $ 4,125        $ 3,910
Change in unrealized (loss) gain on available
  for sale investment securities                            (660)          (337)
                                                         -------        -------
Total comprehensive income                               $ 3,465        $ 3,573
                                                         =======        =======

Note 5. Recent Accounting Pronouncements

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

Item 2.
                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Net Income

      Net income for the three months ended March 31, 2000 increased 5.1% or $0.2 million from $3.9 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000. The net income growth was due mainly to increases in net interest income and other income. The increases were offset by a rise in other expenses.

Net Interest Income

      Interest and fees on loans increased $1.0 million from $13.4 million for the three months ended March 31, 1999 to $14.4 million for the three months ended March 31, 2000. This growth is due primarily to an increase in loan volume.

      Interest on investment securities remained constant at $4.5 million for the three-month period ended March 31, 2000 and March 31, 1999. Other interest income also remained constant at $0.2 million for the three-month period ended March 31, 2000 and March 31, 1999.

      Interest expense increased $0.7 million from $7.6 million for the three months ended March 31, 1999 to $8.3 million for the three-month period ended March 31, 2000. The increase is primarily attributed to volume growth with a small rise in average rate.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The three months ended March 31, 2000 shows net interest income of $10.9 million, which is an increase of $0.5 million over the $10.4 million recorded for the three months, ended March 31, 1999. Average interest earning assets increased by $47.9 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. An increase in deposits provided the funds for loan growth. Average interest bearing liabilities increased $50.4 million for the three months ended March 31, 2000 as compared to the same period in 1999. Net interest earning assets decreased $2.5 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest earning assets paid 10 basis points more than last year. This was offset by the same increase of 10 basis points paid on interest bearing liabilities. The net interest margin remained the same at 4.2%.

      The following table demonstrates the aforementioned effects:

                                           THREE MONTHS ENDED
                                           ------------------
                                  3/31/00                       3/31/99
                                  -------                       -------
                             AVG. BALANCE RATE            AVG. BALANCE RATE
                             -----------------            -----------------

Interest Earnings
Assets                      $1,038,729      7.4%         $  990,840      7.3%

Interest Bearing
Liabilities                    852,911      3.9%            802,518      3.8%


Net Interest Income             10,855                       10,394

Net Interest Spread                         3.5%                         3.5%

Net Interest Margin                         4.2%                         4.2%

      The Corporation uses interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

      At March 31, 2000, March 31, 1999 and December 31, 1999, $40.0 million in notional amount of "Pay Floating, Receive Fixed" swaps were outstanding. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $40.0 million in notional amount interest rate swaps outstanding at March 31, 2000 expire as follows: $10.0 million in notional principal amount in second quarter 2000, $20.0 million in second quarter 2001 and $10.0 million in the first quarter 2002. The impact of interest rate swaps on net interest income for the quarter ended March 31, 2000 was a negative $16 thousand as compared to a positive $99 thousand for the quarter ended March 31, 1999. The cost of the swaps increased by the same amount as the income on the floating loans being hedged. Both increases resulted from a rise in the prime rate.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 2000 there were no interest-rate swaps with a market value in a favorable position. The market value of interest-rate swaps in a negative position was $304 thousand. As of March 31, 1999, the market value of interest-rate swaps in a favorable position was $193 thousand and the market value of interest-rate swaps in a negative position was $17 thousand. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

      The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due, non-accrual and non-performing loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate and for the three months ended March 31, 2000, the improvement in this criteria resulted in a negative provision of $0.2 million.

      At March 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.9 million. At March 31, 1999, the recorded investment in loans considered to be impaired was $2.2 million and the related reserve for credit losses for these loans was $0.6 million.

      When a loan, including a loan impaired under SFAS No. 114, is classified as non-accrual, the accrual of interest on such loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years are charged against "other expense." Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at March 31, 2000 was $2.2 million and consist mainly of commercial loans and real estate related commercial loans. Cash basis, non-accrual and restructured loans at March 31, 1999 were $3.1 million. For the quarter ended March 31, 2000, non-accrual loans resulted in lost interest income of $61 thousand as compared to $73 thousand for the quarter ended March 31, 1999. At March 31, 2000, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At March 31, 2000 and December 31, 1999, the reserve for possible loan losses was 1.5% and 1.6% of total loans, respectively. For more information on the reserve, please refer to the Corporation's SEC Form 10-K for the period ended December 31, 1999.

      At March 31, 2000, the Corporation has a total of $40 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property. This amount is recorded in "Other Assets" at lower of cost or fair market value in the accompanying consolidated balance sheets.

Other Income

      Other income which is non-interest related consists mainly of general fee income, trust department fee income, commission income and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $0.8 million or 22.2% from $3.6 million for the three months ended March 31, 1999 to $4.4 million for the three months ended March 31, 2000. The increase is primarily attributed to trust income, commission income and other income.

      Trust income for the three months ended March 31, 2000 of $1.2 million was $0.1 million more than the $1.1 million reported for the three months ended March 31, 1999.

      Service charges on demand deposits increased $0.1 million from $0.8 million for the three months ended March 31, 1999 to $0.9 million for the three months ended March 31, 2000. The growth was due mainly to increases in various transactions for demand deposit service products.

      Commission income is the primary source of income for Fin-Plan Group and the newly acquired insurance sales agency, George Becker Associates, Inc. Commission income for the three months ended March 31, 2000 of $0.7 million was $0.3 million or 75.0% more than the $0.4 million reported for the three months ended March 31, 1999. About half of the growth was due to Fin-Plan Group and the other half to the new company, George Becker Associates, Inc.

      Other income grew from $1.2 million for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000, an increase of $0.4 million. The growth is attributed to increased activities in other service fee areas and cash surrender value adjustments of certain corporate owned life insurance policies.

Other Expense

      The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $8.2 million for the quarter ended March 31, 1999 to $9.5 million for the quarter ended March 31, 2000. Salary increases, which include commission expense generated by Fin-Plan Group and the new subsidiary, George Becker Associates, Inc., bonuses and other expenses such as travel and entertainment, MAC fees, and telephone expense contributed to this increase.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The discussion regarding the Corporation's preparedness for Year 2000 as discussed in the following section entitled "Year 2000 Disclosures" contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties including changes in the Corporations' ability to execute its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. The Corporation wishes to advise readers not to place undue reliance on any such forward-looking statements, which reflect Management's analysis only as of the date hereof. Although the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Year 2000 Disclosures

      On January 1, 2000, all of the Corporation's computer systems ran as normal. There were no major problems reported.

      The Corporation is subject to risk in the event customers experience disruptions in their operations and experience loss of business and liquidity problems. The Corporation will continue to closely monitor those higher risk customers to promptly determine the possible effects on the Corporation's liquidity and loan loss reserves. The inability of customers to complete their Y2K resolution process in a timely manner could impact the Corporation.

Tax Provision

      The provision for income taxes was $1.8 million for the quarter ended March 31, 2000 and $1.6 million for the quarter ended March 31, 1999. The effective tax rates were 30.0% and 29.5% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

      Total assets increased $17.7 million or 1.6% from $1,121.0 million at December 31, 1999 to $1,138.7 million at March 31, 2000. Federal funds sold increased $22.9 million because there was an increase in deposits of $20.1 million.

      Shareholders' equity increased to $104.4 million at March 31, 2000 from $102.8 million at December 31, 1999, an increase of $1.6 million or 1.6%. Book value per share increased from $13.80 at December 31, 1999 to $14.06 at March 31, 2000, an increase of $.26 per share or 1.9 %. On March 22, 2000, the Corporation declared a 5% stock dividend to be paid on May 1, 2000 to all shareholders of record as of April 14, 2000. All per share data has been restated to reflect the dividend.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total of debt and equity securities held in the available-for-sale portfolio, as of March 31, 2000, is $173.0 million as compared to $174.4 million at December 31, 1999. The accumulated other comprehensive loss of $3.3 million, net of taxes, has been debited to shareholders' equity as of March 31, 2000. At December 31, 1999, the accumulated other comprehensive loss debited to shareholders' equity was $2.7 million.

Market Risk

      No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1999.

Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Due to the Corporation's minimal use of derivatives, management does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Corporation.

Other

      Univest Financial Services Corporation acquired George Becker Associates, Inc. on January 3, 2000. This will allow Univest Corporation to provided a broader range of insurance products. The impact on the Corporation's financial position and results of operations was immaterial for the three months ended March 31, 2000.

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

                                        Univest Corporation of Pennsylvania
                                        ----------------------------------------
                                                (Registrant)


Date: 4/21/00                           /s/ Merrill S. Moyer
                                        ----------------------------------------
                                        Merrill S. Moyer, Chairman


Date: 4/21/00                           /s/ Wallace H. Bieler
                                        ----------------------------------------
                                        Wallace H. Bieler, Executive Vice
                                        President and Chief Financial Officer