Form 10-Q
period 2000-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2000-08-10
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 2000. or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____ to ____.

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                  7,399,756
--------------------------                                  ---------
    (Title of Class)                             (Number of shares outstanding
                                                          at 6/30/00)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I. Financial Information:

Item 1: Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        June 30, 2000 and December 31, 1999                                1

        Condensed Consolidated Statements of Income
        Three and Six Months Ended June 30, 2000 and 1999                  2

        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2000 and 1999                            3

        Notes to Condensed Consolidated Financial Statements               4

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7

Part II. Other Information:                                               15

               Other Information

Part III. Financial Data Schedule                                         17

                        UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (UNAUDITED)      (SEE NOTE)
                                                                             June 30, 2000  December 31, 1999
                                                                             -------------  -----------------
                                                                                    (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                                     $    46,656    $    35,066
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                                        3,602          3,839

  INVESTMENT SECURITIES HELD-TO-MATURITY                                          142,283        137,461
  (MARKET VALUE $139,972 AT 6/30/00
  AND $135,107 AT 12/31/99)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                        176,862        174,414

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                          9,700          1,800

  LOANS                                                                           722,989        722,474
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                                        (10,373)       (11,223)
                                                                              -----------    -----------
      NET LOANS                                                                   712,616        711,251

  OTHER ASSETS                                                                     66,135         57,161
                                                                              -----------    -----------
      TOTAL ASSETS                                                            $ 1,157,854    $ 1,120,992
                                                                              -----------    -----------

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                       $   158,857    $   159,300
  DEMAND DEPOSITS, INTEREST BEARING                                               273,826        266,212
  SAVINGS DEPOSITS                                                                139,685        136,387
  TIME DEPOSITS                                                                   372,320        348,776
                                                                              -----------    -----------
    TOTAL DEPOSITS                                                                944,688        910,675

  SHORT-TERM BORROWINGS                                                            67,644         72,098
  OTHER LIABILITIES                                                                19,844         17,393
  LONG-TERM DEBT                                                                   18,075         18,075
                                                                              -----------    -----------
    TOTAL LIABILITIES                                                           1,050,251      1,018,241

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                     41,037         39,272
  ADDITIONAL PAID-IN CAPITAL                                                       20,912         14,908
  RETAINED EARNINGS                                                                71,701         73,409
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                             (2,813)        (2,672)
  TREASURY STOCK                                                                  (23,234)       (22,166)
                                                                              -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                                                    107,603        102,751
                                                                              -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 1,157,854    $ 1,120,992
                                                                              -----------    -----------

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31,1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                           ENDED JUNE 30,         ENDED JUNE 30,
                                           2000       1999       2000        1999
                                         --------   --------   --------    --------
                                           (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS   $ 13,953   $ 12,950   $ 27,623    $ 25,784
    EXEMPT FROM FEDERAL INCOME TAXES          787        643      1,561       1,220
                                         --------   --------   --------    --------
      TOTAL INTEREST AND FEES ON LOANS     14,740     13,593     29,184      27,004

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                  4,577      4,358      9,096       8,817
  OTHER INTEREST INCOME                       564        374        779         525
                                         --------   --------   --------    --------
      TOTAL INTEREST INCOME                19,881     18,325     39,059      36,346
                                         --------   --------   --------    --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                      8,145      7,058     15,619      14,008
  OTHER INTEREST EXPENSE                      786        715      1,635       1,392
                                         --------   --------   --------    --------
      TOTAL INTEREST EXPENSE                8,931      7,773     17,254      15,400
                                         --------   --------   --------    --------

NET INTEREST INCOME                        10,950     10,552     21,805      20,946
PROVISION FOR LOAN LOSSES                      15        275       (158)        550
                                         --------   --------   --------    --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                         10,935     10,277     21,963      20,396

OTHER INCOME
  TRUST                                     1,150        810      2,300       1,955
  SERVICE CHARGES ON DEMAND DEPOSITS          909        810      1,848       1,625
  COMMISSION INCOME                           693        574      1,394         968
  OTHER INCOME                              1,360      1,369      2,934       2,590
                                         --------   --------   --------    --------
      TOTAL OTHER INCOME                    4,112      3,563      8,476       7,138

OTHER EXPENSES
  SALARIES AND BENEFITS                     4,917      4,622     10,715       9,124
  NET OCCUPANCY                               654        637      1,314       1,237
  EQUIPMENT                                   407        417        821         811
  OTHER EXPENSES                            2,589      2,816      5,220       5,470
                                         --------   --------   --------    --------
      TOTAL OTHER EXPENSES                  8,567      8,492     18,070      16,642
                                         --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                  6,480      5,348     12,369      10,892

APPLICABLE INCOME TAXES                     1,862      1,580      3,626       3,214
                                         --------   --------   --------    --------

NET INCOME                               $  4,618   $  3,768   $  8,743    $  7,678
                                         --------   --------   --------    --------

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                 $   0.62   $   0.49   $   1.18    $   1.00
   DILUTED                               $   0.62   $   0.49   $   1.18    $   1.00
CASH DIVIDENDS DECLARED PER SHARE        $   0.19   $  0.162   $  0.352    $  0.305

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                  For the six months ended,

                                                                                 June 30, 2000   June 30, 1999
                                                                                 -------------   -------------

                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                          $  8,743    $  7,678
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses (less than) in excess of net charge-offs                    (850)        450
    Depreciation of premises and equipment                                               1,165       1,160
    Discount accretion on investment securities                                             (1)         (5)
    Deferred tax benefit                                                                   (64)       (209)
    Realized gains on investment securities                                                 --         (74)
    Realized gains on sales of mortgages                                                    (1)        (40)
    Increase (decrease) in net deferred loan fees                                           24         (14)
    Increase in interest receivable and other assets                                    (8,525)     (1,741)
    Increase (decrease) in accrued expenses and other liabilities                        2,358      (1,286)
                                                                                      --------    --------
    Net cash provided by operating activities                                            2,849       5,919


Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                   8,549      15,815
  Proceeds from maturing securities held to maturity                                    29,109      70,567
  Proceeds from maturing securities available for sale                                   7,113      20,273
  Decrease in interest-bearing deposits                                                    237         592
  Purchases of investment securities held to maturity                                  (33,956)     (5,075)
  Purchases of investment securities available for sale                                (18,270)    (98,767)
  Net increase (decrease) in federal funds sold and
      other short-term investments                                                      (7,900)      5,400
  Proceeds from sales of mortgages                                                         554       8,019
  Net increase in loans                                                                 (1,092)    (29,156)
  Capital expenditures                                                                  (1,414)     (1,045)
  Other investing activities                                                              (200)     (4,000)
                                                                                      --------    --------
  Net cash used in investing activities                                                (17,270)    (17,377)

Cash flows from financing activities:
  Net increase in deposits                                                              34,013      16,673
  Net decrease (increase) in short-term borrowings                                      (4,454)      3,596
  Proceeds from long-term debt                                                              --       4,000
  Purchases of treasury stock                                                           (1,816)     (5,236)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                         635         624
  Proceeds from exercise of stock options                                                   57         102
  Cash dividends                                                                        (2,424)     (2,203)
                                                                                      --------    --------
  Net cash provided by financing activities                                             26,011      17,556


  Net increase in cash and due from banks                                               11,590       6,098
  Cash and due from banks at beginning of period                                        35,066      26,011
                                                                                      --------    --------
  Cash and due from banks at end of period                                            $ 46,656    $ 32,109
                                                                                      --------    --------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                          $ 15,191    $ 16,182

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                   For the Three Months  For the Six Months
                                                      Ended June 30,       Ended June 30,

                                                    2000     1999          2000     1999
                                                    ----     ----          ----     ----
Numerator:
    Net Income                                     $4,618   $3,768        $8,743   $7,678
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                    4,618    3,768         8,743    7,678



Denominator:
     Denominator for basic earnings per share-
     weighted-average shares outstanding            7,418    7,618         7,426    7,654

      Effect of dilutive securities:
         Employee stock options                        19       51            12       52
                                                   ---------------        ---------------
     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                    7,437    7,669         7,438    7,706
                                                   ===============        ===============
Basic earnings per share                           $  .62   $  .49        $ 1.18   $ 1.00
                                                   ===============        ===============
Diluted earnings per share                         $  .62   $  .49        $ 1.18   $ 1.00
                                                   ===============        ===============

Note 3. Stock Dividend

The Corporation paid a 5% stock dividend on May 1, 2000 to all shareholders of record as of April 14, 2000. All share and per share information has been restated to reflect the dividend.

Note 4. Comprehensive Income

As of January 1, 1998, the Corporation adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The following shows the comprehensive income, net of income taxes, for the periods presented:

                                                  Three Months            Six Months
                                                 Ended June 30,         Ended June 30,
                                                  2000      1999       2000        1999
                                                  ----      ----       ----        ----
                                                            (in thousands)
Net income                                      $ 4,618   $ 3,768    $ 8,743    $ 7,678
Change in unrealized (loss) gain on available
  for sale investment securities                    519    (1,860)      (141)    (2,197)
                                                -------   -------    -------    -------
Total comprehensive income                      $ 5,137   $ 1,908    $ 8,602    $ 5,481
                                                =======   =======    =======    =======

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

Item 2.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Net Income

      Net income increased 21.1% or $0.8 million from $3.8 million for the three months ended June 30, 1999 to $4.6 million for the three months ended June 30, 2000. Net income for the six months ended June 30, 2000 increased 13.0% or $1.0 million from $7.7 million for the six months ended June 30, 1999 to $8.7 million for the six months ended June 30, 2000. The net income growth was due mainly to increases in net interest income and other income. The increases were offset by a slight rise in other expenses.

Net Interest Income

      Interest and fees on loans increased $1.1 million from $13.6 million for the three months ended June 30, 1999 to $14.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, interest and fees on loans increased $2.2 million from $27.0 million to $29.2 million at June 30, 2000. The growth is due to an increase in average loan volume and an increase in prime rate. At June 30, 1999, prime rate averaged 7.75%. Prime rate was increased from 8.50% in January 2000 to 8.75% in February 2000, 9.00% in March 2000 and 9.50% in May 2000 and currently remains at 9.50%.

      Interest on investment securities increased $0.2 million from $4.4 million for the three-month period ended June 30, 1999 to $4.6 million for the three-month period ended June 30, 2000. The increase was due to both a higher average volume and a higher average yield. For the six months ended June 30, 2000 interest on investments increased by $0.3 million from $8.8 million for the six months ended June 30, 1999 to $9.1 million for the same period in 2000. This increase is attributed to a higher average yield. Other interest income increased $0.2 million for the three-month period ended June 30, 2000 and $0.3 million for the six-month period ended June 30, 2000 due to an increase in federal funds sold.

      Interest expense increased $1.1 million from $7.8 million for the three months ended June 30, 1999 to $8.9 million for the three-month period ended June 30, 2000. Interest expense increased $1.9 million from $15.4 million for the six months ended June 30, 1999 to $17.3 million for the six-month period ended June 30, 2000. The increase in both periods is primarily attributed to volume growth with a small rise in average rate. Money market savings and certificates of deposit volumes grew due to special rate promotions.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The six months ended June 30, 2000 shows net interest income of $21.8 million, which is an increase of $0.9 million over the $20.9 million recorded for the six months, ended June 30, 1999. Average interest earning assets increased by $48.6 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. An increase in deposits provided the funds for loan growth. Average interest bearing liabilities increased $50.0 million for the six months ended June 30, 2000 as compared to the same period in 1999. Net interest earning assets decreased $1.4 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest earning assets yielded 10 basis points more than last year. This was offset by an increase of 20 basis points paid on interest bearing liabilities. The net interest margin remained the same at 4.2%.

      The following table demonstrates the aforementioned effects:

                                               SIX MONTHS ENDED
                                               ----------------
                                      6/30/00                      6/30/99
                                      -------                      -------
                               AVG. BALANCE RATE              AVG. BALANCE RATE
                               -----------------              -----------------

Interest Earnings Assets     $1,049,472       7.4%        $1,000,900        7.3%

Interest Bearing
Liabilities                     861,042       4.0%           811,053        3.8%

Net Interest Income              21,805                       20,946

Net Interest Spread                           3.4%                          3.5%

Net Interest Margin                           4.2%                          4.2%

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

      At June 30, 2000, June 30, 1999 and December 31, 1999, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $30.0 million, $50.0 million and $40.0 million respectively. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at June 30, 2000 expire as follows: $20.0 million in notional principal amount in second quarter 2001 and $10.0 million in first quarter 2002. The impact of interest rate swaps on net interest income for the quarter ended June 30, 2000 was a negative $58 thousand as compared to a positive $61 thousand for the quarter ended June 30, 1999. For the six months ended June 30, 2000 the impact was a negative $74 thousand as compared to a positive $160 thousand for the six months ended June 30, 1999. The cost of the swaps increased by the same amount as the income on the floating loans being hedged. Both increases resulted from a rise in the prime rate.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 2000 there were no interest-rate swaps with a market value in a favorable position. The market value of interest-rate swaps in an unfavorable position was $289 thousand. As of June 30, 1999, the market value of interest-rate swaps in a favorable position was $47 thousand and the market value of interest-rate swaps in an unfavorable position was $188 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

      The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate and for the quarter ended March 31, 2000, the improvement in these criteria resulted in a provision of ($0.2) million. For the three and six months ended June 30, 2000, the provisions for possible loan losses were $15 thousand and ($0.2) million, respectively. For the three and six months ended June 30, 1999, the provisions for possible loan losses were $0.3 million and $0.6 million, respectively.

      At June 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.1 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.7 million. At June 30, 1999, the recorded investment in loans considered to be impaired was $1.4 million and the related reserve for credit losses for these loans was $0.5 million.

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

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at June 30, 2000 were $2.4 million and consist mainly of commercial loans and real estate related commercial loans. Cash basis, non-accrual and restructured loans at June 30, 1999 were $2.3 million. At June 30, 2000, non-accrual loans resulted in lost interest income of $126 thousand as compared to $44 thousand at June 30, 1999. At June 30, 2000, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At June 30, 2000 and December 31, 1999, the reserve for possible loan losses was 1.4% and 1.6% of total loans, respectively. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999.

      At June 30, 2000, the Corporation has a total of $82 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property and one residential property. This amount is recorded in "Other Assets" at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

Other Income

      Other income which is non-interest related consists mainly of general fee income, trust department fee income, commission income and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of Bank-Owned Life Insurance (BOLI). Other income increased $0.5 million or 13.9% from $3.6 million for the three months ended June 30, 1999 to $4.1 million for the three months ended June 30, 2000. The increase is primarily attributed to trust income, service charges on demand deposits and commission income. For the six months ended June 30, 2000, other income increased $1.4 million or 19.7% from $7.1 million for the six months ended June 30, 1999 to $8.5 million for the six months ended June 30, 2000. The increase is attributed to trust income, service charges on demand deposits, commission income and other income.

      Trust income for the three months ended June 30, 2000 of $1.2 million was $0.4 million more than the $0.8 million reported for the three months ended June 30, 1999. Trust income for the six months ended June 30, 2000 of $2.3 million was $0.3 million more than the $2.0 million reported for the six months ended June 30, 1999.

      Service charges on demand deposits increased $0.1 million from $0.8 million for the three months ended June 30, 1999 to $ 0.9 million for the three months ended June 30, 2000. Service charges on demand deposits increased $0.2 million from $1.6 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The growth was due mainly to increases in various transactions for demand deposit service products.

      Commission income is the primary source of income for Fin-Plan Group and the newly acquired insurance sales agency, George Becker Associates, Inc. Commission income for the three months ended June 30, 2000 of $0.7 million was $0.1 million or 16.7% more than the $0.6 million reported for the three months ended June 30, 1999. Commission income for the six months ended June 30, 2000 of $1.4 million was $0.4 million or 40.0% more than the $1.0 million reported for the six months ended June 30, 1999. The majority of the growth was due to the new company, George Becker Associates, Inc.

      Other income remained constant at $1.4 million for the three months ended June 30, 1999 and June 30, 2000. For the six-month period, other income grew $0.3 million from $2.6 million at June 30, 1999 to $2.9 million at June 30, 2000. The growth is attributed to increased activities in other service fee areas and the cash surrender value adjustments of certain corporate owned life insurance policies.

Other Expense

      The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $8.5 million for the quarter ended June 30, 1999 to $8.6 million for the quarter ended June 30, 2000 and from $16.6 million for the six months ended June 30, 1999 to $18.1 million for the six months ended June 30, 2000. Salary increases, which include bonuses and commission expense generated by Fin-Plan Group and the new subsidiary, George Becker Associates, Inc., contributed to this increase in both the three and six month periods.

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

Tax Provision

      The provision for income taxes was $1.9 million for the quarter ended June 30, 2000 and $1.6 million for the quarter ended June 30, 1999. The effective tax rates were 28.7% and 29.5% respectively. For the six months ended June 30, 2000 the provision was $3.6 million as compared to $3.2 million for the six months ended June 30, 1999. The effective tax rates were 29.3% and 29.5% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in securities, loans and bank-owned life insurance.

Financial Condition

      Total assets increased $36.9 million or 3.3% from $1,121.0 million at December 31, 1999 to $1,157.9 million at June 30, 2000. An increase in deposits of $34.0 million provided funds for the increase in cash, investment in securities, federal funds sold and loans. Other assets increased $8.9 million due to the purchase of Bank Owned Life Insurance for benefits.

      Shareholders' equity increased to $107.6 million at June 30, 2000 from $102.8 million at December 31, 1999, an increase of $4.8 million or 4.7%. Treasury stock increased to $23.2 million from $22.2 million at December 31, 1999. Book value per share increased from $13.80 at December 31, 1999 to $14.54 at June 30, 2000, an increase of $.74 per share or 5.4%. On May 1, 2000, the Corporation paid a 5% stock dividend to all shareholders of record as of April 14, 2000. All per share data has been restated to reflect the dividend.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total of debt and equity securities held in the available-for-sale portfolio, as of June 30, 2000, is $176.9 million as compared to $174.4 million at December 31, 1999. The accumulated other comprehensive loss of $2.8 million, net of taxes, has been debited to shareholders' equity as of June 30, 2000. At December 31, 1999, the accumulated other comprehensive loss debited to shareholders' equity was $2.7 million.

Market Risk

      No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999.

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

Other

      Univest Financial Services Corporation acquired George Becker Associates, Inc. on January 3, 2000. This will allow Univest Corporation to provide a broader range of insurance products. The impact on the Corporation's financial position and results of operations was immaterial for the six months ended June 30, 2000.

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

                                  Univest Corporation of Pennsylvania
                                  -----------------------------------
                                         (Registrant)


Date: 7/19/00                     /s/ William S. Aichele
      -------                     ------------------------------------
                                  William S. Aichele, President
                                   and Chief Executive Officer


Date: 7/19/00                     /s/ Wallace H. Bieler
      -------                     ------------------------------------
                                  Wallace H. Bieler, Executive Vice President
                                   and Chief Financial Officer