Form 10-Q
period 2000-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2000-11-09
CIK 102212

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 2000.

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

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, $5 par value                         7,364,969
   --------------------------                         ---------
       (Title of Class)                (Number of shares outstanding at 9/30/00)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I. Financial Information:

Item 1: Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        September 30, 2000 and December 31, 1999                           1

        Condensed Consolidated Statements of Income
        Three and Nine Months Ended September 30, 2000 and 1999            2

        Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2000 and 1999                      3

        Notes to Condensed Consolidated Financial Statements               4

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7

Part II. Other Information:                                               14

            Other Information

Part III. Financial Data Schedule                                         16

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (UNAUDITED)           (SEE NOTE)
                                                   September 30, 2000     December 31, 1999
                                                   ------------------     -----------------
                                                                 (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                           $          44,625     $          35,066
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                    4,871                 3,839

  INVESTMENT SECURITIES HELD-TO-MATURITY                      141,466               137,461
  (MARKET VALUE $140,456 AT 9/30/00
  AND $135,107 AT 12/31/99)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                    188,085               174,414

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                     13,200                 1,800

  LOANS                                                       712,059               722,474
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                    (10,603)              (11,223)
                                                    -----------------     -----------------
      NET LOANS                                               701,456               711,251

  OTHER ASSETS                                                 67,093                57,161
                                                    -----------------     -----------------
      TOTAL ASSETS                                  $       1,160,796     $       1,120,992
                                                    =================     =================

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING             $         161,202     $         159,300
  DEMAND DEPOSITS, INTEREST BEARING                           275,833               266,212
  SAVINGS DEPOSITS                                            128,897               136,387
  TIME DEPOSITS                                               380,016               348,776
                                                    -----------------     -----------------
    TOTAL DEPOSITS                                            945,948               910,675

  SHORT-TERM BORROWINGS                                        59,506                72,098
  OTHER LIABILITIES                                            22,897                17,393
  LONG-TERM DEBT                                               21,075                18,075
                                                    -----------------     -----------------
    TOTAL LIABILITIES                                       1,049,426             1,018,241

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                 41,037                39,272
  ADDITIONAL PAID-IN CAPITAL                                   20,912                14,908
  RETAINED EARNINGS                                            74,624                73,409
  ACCUMULATED OTHER COMPREHENSIVE LOSS                         (1,263)               (2,672)
  TREASURY STOCK                                              (23,940)              (22,166)
                                                    -----------------     -----------------
    TOTAL SHAREHOLDERS' EQUITY                                111,370               102,751
                                                    -----------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $       1,160,796     $       1,120,992
                                                    =================     =================

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31,1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                               ENDED SEPT. 30,           ENDED SEPT. 30,
                                             2000         1999         2000         1999

                                                (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS      $14,220      $13,159      $41,843      $38,943
    EXEMPT FROM FEDERAL INCOME TAXES            800          686        2,361        1,906
                                            -------      -------      -------      -------
      TOTAL INTEREST AND FEES ON LOANS       15,020       13,845       44,204       40,849

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                    4,729        4,691       13,825       13,508
  OTHER INTEREST INCOME                         581          128        1,360          653
                                            -------      -------      -------      -------
      TOTAL INTEREST INCOME                  20,330       18,664       59,389       55,010
                                            -------      -------      -------      -------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                        8,537        7,134       24,156       21,142
  OTHER INTEREST EXPENSE                        916          788        2,551        2,180
                                            -------      -------      -------      -------
      TOTAL INTEREST EXPENSE                  9,453        7,922       26,707       23,322
                                            -------      -------      -------      -------

NET INTEREST INCOME                          10,877       10,742       32,682       31,688
PROVISION FOR LOAN LOSSES                       215          251           57          801
                                            -------      -------      -------      -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                           10,662       10,491       32,625       30,887

OTHER INCOME
  TRUST                                       1,150          937        3,450        2,892
  SERVICE CHARGES ON DEMAND DEPOSITS            915          899        2,763        2,524
  COMMISSION INCOME                             662          472        2,056        1,440
  OTHER INCOME                                1,430        1,529        4,364        4,119
                                            -------      -------      -------      -------
      TOTAL OTHER INCOME                      4,157        3,837       12,633       10,975

OTHER EXPENSES
  SALARIES AND BENEFITS                       5,114        4,686       15,829       13,810
  NET OCCUPANCY                                 661          606        1,975        1,843
  EQUIPMENT                                     407          416        1,228        1,227
  OTHER EXPENSES                              2,664        2,824        7,884        8,294
                                            -------      -------      -------      -------
      TOTAL OTHER EXPENSES                    8,846        8,532       26,916       25,174
                                            -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                    5,973        5,796       18,342       16,688

APPLICABLE INCOME TAXES                       1,641        1,681        5,267        4,895
                                            -------      -------      -------      -------

NET INCOME                                  $ 4,332      $ 4,115      $13,075      $11,793
                                            =======      =======      =======      =======

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                    $  0.59      $  0.54      $  1.76      $  1.55
   DILUTED                                  $  0.59      $  0.54      $  1.76      $  1.54
CASH DIVIDENDS DECLARED PER SHARE           $  0.19      $ 0.162      $ 0.542      $ 0.467

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                        For the nine months ended,

                                                                                      Sept. 30, 2000   Sept 30, 1999
                                                                                      --------------   -------------

                                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                             $  13,075       $  11,793
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses (less than) in excess of net charge-offs                        (620)            683
    Depreciation of premises and equipment                                                   1,735           1,737
    (Discount accretion) premium amortization on investment securities                         (97)             14
    Deferred tax benefit                                                                      (132)           (212)
    Realized gains on investment securities                                                     --             (52)
    Realized gains on sales of mortgages                                                        (2)            (42)
    Decrease in net deferred loan fees                                                         (58)            (39)
    Increase in interest receivable and other assets                                        (1,582)         (2,725)
    Increase (decrease) in accrued expenses and other liabilities                            4,653          (3,360)
                                                                                         ---------       ---------
    Net cash provided by operating activities                                               16,972           7,797

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                       8,549          17,919
  Proceeds from maturing securities held to maturity                                        55,475          81,022
  Proceeds from maturing securities available for sale                                      11,175          25,372
  (Increase) decrease in interest-bearing deposits                                          (1,032)          1,731
  Purchases of investment securities held to maturity                                      (59,485)        (11,165)
  Purchases of investment securities available for sale                                    (31,095)       (108,581)
  Premium paid to purchase bank-owned life insurance                                        (8,000)             --
  Net (increase) decrease in federal funds sold and
    other short-term investments                                                           (11,400)         12,700
  Proceeds from sales of mortgages                                                           1,034           9,933
  Net decrease (increase) in loans                                                           9,441         (47,438)
  Capital expenditures                                                                      (1,884)         (1,536)
  Other investing activities                                                                  (200)         (4,000)
                                                                                         ---------       ---------
  Net cash used in investing activities                                                    (27,422)        (24,043)


Cash flows from financing activities:
  Net increase in deposits                                                                  35,273           2,631
  Net (decrease) increase in short-term borrowings                                         (12,592)         27,927
  Proceeds from long-term debt                                                               3,000           4,000
  Purchases of treasury stock                                                               (2,892)         (8,561)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                             996             936
  Proceeds from exercise of stock options                                                       57             633
  Cash dividends                                                                            (3,833)         (3,433)
                                                                                         ---------       ---------
  Net cash provided by financing activities                                                 20,009          24,133


  Net increase in cash and due from banks                                                    9,559           7,887
  Cash and due from banks at beginning of period                                            35,066          26,011
                                                                                         ---------       ---------
  Cash and due from banks at end of period                                               $  44,625       $  33,898
                                                                                         =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                             $  24,099       $  24,591

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                      For the Three Months      For the Nine Months
                                                         Ended Sept. 30,          Ended Sept. 30,

                                                        2000        1999         2000         1999
                                                        ----        ----         ----         ----
Numerator:

    Net Income                                         $4,332       $4,115      $13,075      $11,793
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                        4,332        4,115       13,075       11,793

Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                7,384        7,573        7,412        7,627

      Effect of dilutive securities:
         Employee stock options                            19           33           21           48
                                                      --------------------      --------------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                        7,403        7,606        7,433        7,675
                                                      ====================      ====================

Basic earnings per share                              $   .59      $   .54      $  1.76      $  1.55
                                                      ====================      ====================

Diluted earnings per share                            $   .59      $   .54      $  1.76      $  1.54
                                                      ====================      ====================

Note 3. Stock Dividend

The Corporation paid a 5% stock dividend on May 1, 2000 to all shareholders of record as of April 14, 2000. All share and per share information has been restated to reflect the dividend.

Note 4. Comprehensive Income

Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The following shows the comprehensive income, net of income taxes, for the periods presented:

                                                        Three Months                  Nine Months
                                                       Ended Sept. 30,              Ended Sept. 30
                                                     2000         1999            2000          1999
                                                     ----         ----            ----          ----
                                                                      (in thousands)
Net income                                         $  4,332      $  4,115       $ 13,075      $ 11,793
Change in unrealized gain (loss) on available
  for sale investment securities                      1,550          (504)         1,409        (2,701)
                                                   --------      --------       --------      --------
Total comprehensive income                         $  5,882      $  3,611       $ 14,484      $  9,092
                                                   ========      ========       ========      ========

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

Item 2.

                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results of Operations

Net Income

      Net income increased 4.9% or $0.2 million from $4.1 million for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2000 increased 11.0% or $1.3 million from $11.8 million for the nine months ended September 30, 1999 to $13.1 million for the nine months ended September 30, 2000. The net income growth was due mainly to increases in net interest income and other income. The increases were offset by a slight rise in other expenses.

Net Interest Income

      Interest and fees on loans increased $1.2 million from $13.8 million for the three months ended September 30, 1999 to $15.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, interest and fees on loans increased $3.4 million from $40.8 million to $44.2 million at September 30, 2000. The growth is due to an increase in average loan volume and an increase in prime rate. At September 30, 2000, prime rate averaged 9.19%, but at September 30, 1999 it averaged 7.86%. Prime rate was increased from 8.50% in January 2000 to 8.75% in February 2000, 9.00% in March 2000 and 9.50% in May 2000 and currently remains at 9.50%.

      Interest on investment securities remained constant at $4.7 million for the three-month periods ended September 30, 2000 and September 30, 1999. For the nine months ended September 30, 2000 interest on investments increased by $0.3 million from $13.5 million for the nine months ended September 30, 1999 to $13.8 million for the same period in 2000. The increase was due to both a higher average volume and a higher average yield.

      Other interest income increased $0.5 million for the three-month period ended September 30, 2000 and $0.7 million for the nine-month period ended September 30, 2000 due to an increase in federal funds sold.

      Interest expense increased $1.6 from $7.9 million for the three months ended September 30, 1999 to $9.5 million for the three-month period ended September 30, 2000. Interest expense increased $3.4 million from $23.3 million for the nine months ended September 30, 1999 to $26.7 million for the nine-month period ended September

30, 2000. The increase in both periods is primarily attributed to volume growth with a small rise in average rate. Money market savings and certificates of deposit volumes grew due to special rate promotions.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The nine months ended September 30, 2000 shows net interest income of $32.7 million, which is an increase of $1.0 million over the $31.7 million recorded for the nine months ended September 30, 1999. Average interest earning assets increased by $45.9 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. An increase in deposits provided the funds for investment growth. Average interest bearing liabilities increased $47.7 million for the nine months ended September 30, 2000 as compared to the same period in 1999. Interest earning assets yielded 20 basis points more than last year. This was offset by an increase of 30 basis points paid on interest bearing liabilities. The net interest margin decreased to 4.1%.

      The following table demonstrates the aforementioned effects:

                                                   NINE MONTHS ENDED
                                                   -----------------
                                          9/30/00                   9/30/99
                                          -------                   -------
                                     AVG. BALANCE RATE         AVG. BALANCE RATE
                                     -----------------         -----------------
Interest Earnings Assets          $1,052,631        7.5%    $1,006,707        7.3%

Interest Bearing Liabilities         864,393        4.1%       816,676        3.8%

Net Interest Income                   32,682                    31,688

Net Interest Spread                                 3.4%                      3.5%

Net Interest Margin                                 4.1%                      4.2%

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

      At September 30, 2000, September 30, 1999 and December 31, 1999, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $30.0 million, $40.0 million and $40.0 million respectively. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at September 30, 2000 expire as follows: $20.0 million in notional principal amount in second quarter 2001 and $10.0 million in first quarter 2002. The impact of interest rate swaps on net interest income for the quarter ended September 30, 2000 was a negative $54 thousand as compared to a positive $48 thousand for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 the impact was a negative $128 thousand as compared to a positive $208 thousand for the nine months ended September 30, 1999. The cost of the swaps increased by the same amount as the income on the floating loans being hedged. Both increases resulted from a rise in the prime rate.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 2000, the market value of interest-rate swaps in a favorable position was $44 thousand and the market value of interest-rate swaps in an unfavorable position was $155 thousand. As of September 30, 1999, the market value of interest-rate swaps in a favorable position was $5 thousand and the market value of interest-rate swaps in an unfavorable position was $207 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

      The reserve for possible loan losses is determined through a periodic evaluation which takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate and for the quarter ended March 31, 2000, the improvement in these criteria resulted in a provision of ($200) thousand. For the three and nine months ended September 30, 2000, the provisions for possible loan losses were $215 thousand and $57 thousand, respectively. For the three and nine months ended September 30, 1999, the provisions for possible loan losses were $251 thousand and $801 thousand, respectively.

      At September 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.3 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $1.2 million. At September 30, 1999, the recorded investment in loans considered to be impaired was $2.2 million and the related reserve for credit losses for these loans was $1.2 million.

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

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Total cash basis, non-accrual and restructured loans at September 30, 2000 and September 30, 1999 were $2.6 million and consist mainly of commercial loans and real estate related commercial loans. At September 30, 2000, non-accrual loans resulted in lost interest income of $170 thousand as compared to $66 thousand at September 30, 1999. At September 30, 2000, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At September 30, 2000 and December 31, 1999, the reserve for possible loan losses was 1.5% and 1.6% of total loans, respectively. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999.

      At September 30, 2000, the Corporation has a total of $40 thousand of Other Real Estate Owned ("OREO") consisting of one commercial property. This amount is recorded in "Other Assets" at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

Other Income

      Other income which is non-interest related consists mainly of general fee income, trust department fee income, commission income and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Other income increased $0.4 million or 10.5% from $3.8 million for the three months ended September 30, 1999 to $4.2 million for the three months ended September 30, 2000. The increase is primarily attributed to trust income and commission income. For the nine months ended September 30, 2000, other income increased $1.6 million or 14.6% from $11.0 million for the nine months ended September 30, 1999 to $12.6 million for the nine months ended September 30, 2000. The increase is attributed to trust income, service charges on demand deposits, commission income and other income.

      Trust income for the three months ended September 30, 2000 of $1.2 million was $0.3 million more than the $0.9 million reported for the three months ended September 30, 1999. Trust income for the nine months ended September 30, 2000 of $3.5 million was $0.6 million more than the $2.9 million reported for the nine months ended September 30, 1999.

      Service charges on demand deposits remained constant at $0.9 million for the three months ended September 30, 2000 and September 30, 1999. Service charges on demand deposits increased $0.3 million from $2.5 million for the nine months ended September 30, 1999 to $2.8 million for the nine months ended September 30, 2000. The growth was due mainly to increases in various transactions for demand deposit service products.

      Commission income is the primary source of income for Fin-Plan Group and the newly acquired insurance sales agency, George Becker Associates, Inc. Commission income for the three months ended September 30, 2000 of $0.7 million was $0.2 million or 40.0% more than the $0.5 million reported for the three months ended September 30, 1999. Commission income for the nine months ended September 30, 2000 of $2.1 million was $0.7 million or 50.0% more than the $1.4 million reported for the nine months ended September 30, 1999. The majority of the growth was due to the new company, George Becker Associates, Inc.

      Other income decreased $0.1 million from $1.5 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The three-month period ending September 30, 1999 had some one-time recovered items. For the nine-month period, other income grew $0.3 million from $4.1 million at September 30, 1999 to $4.4 million at September 30, 2000. The growth is attributed to increased activities in other service fee areas and the cash surrender value adjustments of certain bank owned life insurance policies.

Other Expense

      The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses increased from $8.5 million for the quarter ended September 30, 1999 to $8.8 million for the quarter ended September 30, 2000 and from $25.2 million for the nine months ended September 30, 1999 to $26.9 million for the nine months ended September 30, 2000. Salary increases, which include bonuses and commission expense generated by Fin-Plan Group and the new subsidiary, George Becker Associates, Inc., contributed to this increase in both the three and nine month periods.

Tax Provision

      The provision for income taxes was $1.6 million for the quarter ended September 30, 2000 and $1.7 million for the quarter ended September 30, 1999. The effective tax rates were 27.5% and 29.0% respectively. For the nine months ended September 30, 2000 the provision was $5.3 million as compared to $4.9 million for the nine months ended September 30, 1999. The effective tax rates were 28.7% and 29.3% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance.

Financial Condition

      Total assets increased $39.8 million or 3.6% from $1,121.0 million at December 31, 1999 to $1,160.8 million at September 30, 2000. An increase in deposits of $35.2 million provided funds for the increase in cash, investment in securities and federal funds sold. Other assets increased $9.9 million with $8.0 million of this for the purchase of bank-owned life insurance to fund a non-qualified plan.

      Shareholders' equity increased to $111.4 million at September 30, 2000 from $102.8 million at December 31, 1999, an increase of $8.6 million or 8.4%. Treasury stock increased to $23.9 million from $22.2 million at December 31, 1999. Book value per share increased from $13.80 at December 31, 1999 to $15.12 at September 30, 2000, an increase of $1.32 per share or 9.6%. On May 1, 2000, the Corporation paid a 5% stock dividend to all shareholders of record as of April 14, 2000. All per share data has been restated to reflect the dividend.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value.

Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The total of debt and equity securities held in the available-for-sale portfolio, as of September 30, 2000, is $188.1 million as compared to $174.4 million at December 31, 1999. The accumulated other comprehensive loss of $1.3 million, net of taxes, has been included in shareholders' equity as of September 30, 2000. At December 31, 1999, the accumulated other comprehensive loss included in shareholders' equity was $2.7 million.

Market Risk

      No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999.

Recent Accounting Pronouncements

      In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Due to the nature of the Corporation's use of derivatives, management does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Corporation.

Other

      Univest Financial Services Corporation acquired George Becker Associates, Inc. on January 3, 2000. This will allow Univest Corporation to provide a broader range of insurance products. The impact on the Corporation's financial position and results of operations was immaterial for the nine months ended September 30, 2000.

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

                                    Univest Corporation of Pennsylvania
                                          (Registrant)


Date: 10/23/00                      /s/ William S. Aichele
                                    --------------------------------------------
                                    William S. Aichele, President
                                     and Chief Executive Officer


Date: 10/23/00                      /s/ Wallace H. Bieler
                                    --------------------------------------------
                                    Wallace H. Bieler, Executive Vice President
                                     and Chief Financial Officer