Form 10-K
period 2000-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2001-03-28
CIK 102212

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000        Commission File number 0-7617
                          -----------------                               ------

                      UNIVEST CORPORATION OF PENNSYLVANIA
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-1886144
        ------------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

     14 North Main Street                                  18964
    Souderton, Pennsylvania                                -----
    -----------------------                              (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (215) 721-2400
                                                   --------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value
--------------------------
        (Title of Class)                                 7,173,518
                                                         ---------
                                                  (Number of shares outstanding
                                                   at 2/28/01)

        The approximate aggregate market value of voting stock held by non affiliates of the registrant is $134,787,520 as of February 28, 2001.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                YES   X   NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ( )

        Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 10, 2001. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 2000.

                                     PART I
ITEM 1. BUSINESS

GENERAL

        Univest Corporation of Pennsylvania ("Univest") is a Pennsylvania corporation in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Union National Bank and Trust Company
("Union National Bank"), Pennview Savings Bank, Univest Realty Corporation, Univest Leasing Corporation, Univest Delaware, Inc., Univest Financial Services Corporation, Univest Insurance Company, and Univest Electronic Services Corporation.

        Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from general public and investing such deposits primarily in loans secured by residential properties and consumer loans. Univest Financial Services, a wholly owned subsidiary of Pennview Savings Bank, acquired George Becker Associates on January 3, 2000. This will allow Univest Corporation to provide a broader range of insurance products. Fin-Plan Group, a wholly owned subsidiary of Pennview, allows Univest Corporation to provide a range of financial services including financial planning, investment management, insurance products and brokerage services. Delview, Inc. a wholly owned subsidiary of Pennview, is a passive investment holding company operating in Delaware. Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Univest Delaware, Inc. is a passive investment holding company operating in Delaware. Univest Leasing Corporation offers services of leasing commercial, industrial, and institutional equipment to firms and individuals. Univest Insurance Company offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

        Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-seven (27) banking offices, five off-premises automated teller machines, one work site office and provides banking and trust services to the residents and employees of ten retirement homes. Sixteen banking offices are in Montgomery County and eleven banking offices are in Bucks County. A work site office is located in Montgomery County. Three off-premises automated teller machines are located in Montgomery County and two are located in Bucks County.

        Pennview Savings Bank conducts operations through five (5) full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

        As of January 31, 2001, Univest and its subsidiaries employed four hundred and sixty-six (466) persons.

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

        Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by Union National Bank, Pennview Savings Bank, Fin-Plan Group and George Becker Associates.

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

        Univest is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. Univest is subject to the reporting requirements of the Board of Governors of the Federal Reserve System, and Univest, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.

        Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. The Gramm-Leach-Bliley Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Gramm-Leach-Bliley Act provides a federal right to privacy of non-public personal information of individual customers.

FDICIA

        In December 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

        Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 12.6% and 12.2%, and total risk-based capital ratios of 13.9% and 13.5% at December 31, 2000 and 1999, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

STATISTICAL DISCLOSURE

        Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Pennview. Univest Financial Services Corporation, wholly owned by Pennview, acquired George Becker Associates on January 3, 2000. This will allow Univest Corporation to provide a broader range of insurance products. Fin-Plan Group is wholly owned by Pennview and allows Univest Corporation to provide a range of
financial services.   The following financial data appearing on pages 6 through
17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

                    TABLE I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL


                                                    2000                     2000/1999                         1999

                                        Average     Income/  Avg.    Volume   Rate             Average     Income/  Avg.    Volume
ASSETS:                                 Balance     Expense  Rate    Change   Change   Total   Balance     Expense  Rate    Change
                                        -------     -------  ----   -------- -------- -------  -------     -------  ----   --------
Cash and due from banks                $ 35,309                                               $ 34,496
Time deposits with other banks            4,544       $ 285   6.3      $ 5     $ 53     $ 58     4,415      $ 227    5.1   $ (343)

U.S. Government obligations             125,937       7,333   5.8   (2,244)       -   (2,244)  166,343      9,577    5.8   (1,829)
Oblig. of states & political sub.        29,054       1,339   4.6      349       43      392    21,684        947    4.4      647
Other securities                        154,777      10,196   6.6    2,134      489    2,623   122,207      7,573    6.2    3,380
Trading Account                             617          13   2.1        2       (8)      (6)      548         19    3.5       19
Federal Reserve bank stock                  761          46   6.0        -        -        -       761         46    6.0        -
Federal funds sold and other
  short-term investments                 25,791       1,672   6.5    1,042      156    1,198     9,735        474    4.9     (406)
                                         ------       -----                                      -----        ---

  Total investments                     336,937      20,599   6.1                              321,278     18,636    5.8
                                        -------      ------                                    -------     ------



Commercial loans                        207,766      18,532   8.9    2,110      552    2,662   184,019     15,870    8.6    2,412
Mortgage loans                          328,517      26,315   8.0     (569)     337     (232)  337,153     26,547    7.9     (603)
Installment loans                       112,784       9,467   8.4      701      209      910   104,348      8,557    8.2    1,467
Home equity loans                        13,190       1,494  11.3      (30)     162      132    13,505      1,362   10.1     (114)
Municipal loans                          55,492       3,185   5.7      540        -      540    46,619      2,645    5.7      262
                                         ------       -----                                     ------      -----

  Gross loans                           717,749      58,993   8.2                              685,644     54,981    8.0
                                                     ------                                                ------

     Less:  valuation reserve           (10,761)                                               (11,096)
                                        --------                                               --------

      Net loans                         706,988                                                674,548
                                        -------                                                -------


Property, net                            15,520                                                 15,684
Other assets                             47,079                                                 38,901
                                         ------                                                 ------


  Total assets                      $ 1,146,377                                            $ 1,089,322
                                   ------------                                           ------------

                                     1999/1998                       1998

ASSETS:                           Rate            Average    Income/    Avg.
                                  Change  Total   Balance    Expense   Rate
                                  --------------  -------    -------   ----
Cash and due from banks                          $ 31,321
Time deposits with other banks    $ (56) $ (399)   11,273     $ 626     5.6

U.S. Government obligations        (196) (2,025)  196,033    11,602     5.9
Oblig. of states & political sub.    (7)    640     6,858       307     4.5
Other securities                   (135)  3,245    67,637     4,328     6.4
Trading Account                       -      19         0         0       -
Federal Reserve bank stock            -       -       761        46     6.0
Federal funds sold and other
  short-term investments           (108)   (514)   18,057       988     5.5
                                                   ------       ---
  Total investments                               289,346    17,271     6.0
                                                  -------    ------




Commercial loans                   (944)  1,468   157,363    14,402     9.2
Mortgage loans                   (1,729) (2,332)  345,781    28,879     8.4
Installment loans                  (260)  1,207    86,505     7,350     8.5
Home equity loans                   (73)   (187)   14,614     1,549    10.6
Municipal loans                      --     262    41,456     2,383     5.7
                                                              -----

  Gross loans                                     645,719    54,563     8.4
                                                             ------

     Less:  valuation reserve                     (10,439)
                                                  --------

      Net loans                                   635,280
                                                  -------



Property, net                                      16,237
Other assets                                       32,711
                                                   ------

  Total assets                                 $1,016,168
                                               ----------

                                                        2000                  2000/1999                        1999

LIABILITIES:                            Average     Income/  Avg.    Volume   Rate             Average     Income/  Avg.    Volume
                                        Balance     Expense  Rate    Change   Change   Total   Balance     Expense  Rate    Change
Demand deposits                       $ 150,911                                               $ 150,455
Interest checking deposits               90,785      $ 925    1.0     $ 23      $ -     $ 23     86,583    $ 902    1.0    $ 123
Money market savings                    188,394      8,975    4.8    1,401    1,422    2,823    158,014    6,152    3.9    1,088
Regular savings                         134,450      2,660    2.0     (116)       -     (116)   140,313    2,776    2.0      134
Certificates of deposit                 345,076     19,025    5.5    1,344      642    1,986    321,097   17,039    5.3     (254)
Time open & club accounts                25,163      1,352    5.4     (233)     234        1     29,253    1,351    4.6     (78)

  Total time, int., and inv.
    checking deposits                   783,868     32,937    4.2                                735,260   28,220    3.8

    Total deposits                      934,779                                                885,715


Federal funds purchased                     496         29    5.8     (176)      14     (162)      3,515      191    5.4     178
Loans & securities sold under
  agreement to repurchase                64,525      2,257    3.5      (88)     135       47      67,612    2,210    3.3     381
Other borrowings                         20,389      1,236    6.1      344      132      476      14,695      760    5.2     233
Subordinated notes                            0          0      -        -        -        -           0        0    0.0       -
                                                                                                         -        -

  Total borrowings                       85,410      3,522    4.1                                 85,822    3,161    3.7
                                         ------      -----                                        ------    -----

Accrued expenses & other liab.           18,705                                                 15,017
                                         ------                                                 ------


  Total liabilities                   1,038,894                                                986,554
                                      ---------                                                -------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                             40,608                                                 39,272
Capital surplus                          19,422                                                 14,908
Retained earnings                        47,453                                                 48,588
                                         ------                                                 ------

  Total shareholders' equity            107,483                                                102,768
                                        -------                                                -------

  Total liabilities and share-
    holders' equity                 $ 1,146,377                                            $ 1,089,322
                                   ------------                                           ------------

Weighted avg. yield on interest-earning assets                7.5                                                  7.3
Weighted avg. rate paid on interest-bearing liab.             4.2                                                  3.8
Net yield                                                     4.1                                                  4.2

                                          1999/1998                       1998

LIABILITIES:                           Rate            Average    Income/   Avg.
                                       Change  Total   Balance    Expense   Rate
Demand deposits                                       $ 132,132
Interest checking deposits             (322)  $(199)    80,524   $ 1,101   1.4
Money market savings                   (258)    830    128,970     5,322   4.1
Regular savings                        (528)   (394)   132,012     3,170   2.4
Certificates of deposit                (977) (1,231)   325,798    18,270   5.6
Time open & club accounts              (123)   (201)    30,800     1,552   5.0

  Total time, int., and inv.
    checking deposits                                  698,104    29,415   4.2

    Total deposits                                     830,236


Federal funds purchased                   (1)    177       234        14   6.0
Loans & securities sold under
  agreement to repurchase                  -     381    56,181     1,829   3.3
Other borrowings                         (30)    203    10,135       557   5.5
Subordinated notes                         -       -         0         0   0.0


  Total borrowings                                      66,550     2,400   3.6
                                                        ------     -----

Accrued expenses & other liab.                          14,617
                                                        ------


  Total liabilities                                    911,403
                                                       -------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                                            37,765
Capital surplus                                         19,696
Retained earnings                                       47,304
                                                        ------

  Total shareholders' equity                           104,765
                                                       -------

  Total liabilities and share-
    holders' equity                                 $1,016,168
                                                    ----------

Weighted avg. yield on interest-earning assets                       7.7
Weighted avg. rate paid on interest-bearing liab.                    4.2
Net yield                                                            4.3

Note:   (1)      For rate calculation purposes, average loan categories include unearned discount.

        (2) Nonaccrual loans have been included in the average loan balances.

        (3) Certain amounts have been reclassified to conform with the current-year presentation.

        (4) Included in interest income are loan fees of $571 for 2000, $683 for 1999 and $1,106 for 1998.

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

                                              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                                    TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                                                              (Thousands of Dollars)


                                                                           CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                          December 31,           December 31,               December 31,
                                                            2000 (a)               1999 (a)                  1998 (a)
                                                            --------               --------                  --------

U. S. Treasury, government corporations and agencies       $ 131,344              $ 150,096                 $ 225,294

State and political subdivisions                              39,346                 27,020                    17,966

Mortgage-backed securities                                   122,601                111,516                    74,233

Other                                                         55,135                 23,243                    10,172
                                                             -------                -------                    ------

Total                                                      $ 348,426              $ 311,875                 $ 327,665
                                                          ==========            ===========                ==========

                                                               MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                                          December 31,    December 31,   December 31,    December 31,    December 31,   December 31,
                                             2000            2000           1999            1999            1998           1998
                                          Amount (a)      Yield (b)      Amount (a)       Yield (b)      Amount (a)      Yield (b)
                                          ----------      ---------      ----------       ---------      ----------      ---------

1 Year or less                             $ 77,825          5.80%       $ 54,249            5.68%       $ 93,671          5.78%

1 Year - 5 Years                            112,536          6.07%        139,357            5.64%        158,938          5.64%

5 Years - 10 Years                           38,713          6.41%         35,094            6.26%         20,781          6.33%

After 10 Years                              119,352          6.42%         83,175            6.17%         54,275          6.24%
                                           --------          -----        -------            -----        -------          -----

Total                                     $ 348,426          6.17%      $ 311,875            5.86%      $ 327,665          5.82%
                                         ==========          =====     ==========            =====     ==========          =====


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

                                                   UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                                     TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                                                                (Thousands of Dollars)


                                                  December 31,     December 31,     December 31,     December 31,      December 31,
                                                     2000            1999                1998          1997                1996
                                                     ----            ----                ----          ----                ----
Real estate Loans
  Construction and land development               $ 39,707        $ 33,632            $ 33,530      $  30,951            $ 34,733
  Secured by 1-4 family residential properties     214,973         219,292             214,798        217,782             217,631
  Other real estate loans                          168,761         173,780             169,402        189,251             178,644

Commercial and industrial loans                    221,101         212,656             171,699        138,812             124,788

Loans to individuals                                79,320          72,658              64,306         53,500              47,466

All other loans                                     15,425          10,591               7,117          6,143               5,821
                                                   -------         -------              ------         ------               -----

  Total loans                                    $ 739,287       $ 722,609           $ 660,852      $ 636,439           $ 609,083
                                                ==========      ==========          ==========     ==========           =========

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


AS OF DECEMBER 31, 2000                                     DUE IN ONE           DUE IN ONE          DUE IN OVER
                                                            YEAR OR LESS         TO FIVE YEARS       FIVE YEARS            TOTAL
                                                            ------------         -------------       ----------            -----
Real estate loans
  Construction and land development                          $ 15,074             $ 20,800             $ 3,833            $ 39,707
  Secured by 1-4 family residential properties                 39,896               66,539             108,538             214,973
  Other real estate loans                                      21,897               80,290              66,574             168,761

Commercial and industrial loans                                96,665               95,592              28,844             221,101

Loans to individuals                                           16,673               57,078               5,569              79,320

All other loans                                                   502               14,923                   -              15,425
                                                                 ----              -------                  --              ------
  Total loans                                               $ 190,707            $ 335,222           $ 213,358            $739,287
                                                           ==========           ==========          ==========            ========

Loans with a predetermined interest rate                     $ 54,852            $ 243,417           $ 140,656            $438,925
Loans with a floating or variable interest rate               135,855               91,805              72,702             300,362
                                                             --------              -------             -------             -------
                                                            $ 190,707            $ 335,222           $ 213,358            $739,287
                                                           ==========           ==========           =========            ========

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

Potential Problem Loans
     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The total of nonaccruing and restructured loans in 2000 was $1,865. There was no interest income recognized on these loans. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $229 would have been recorded in 2000. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

LOAN CONCENTRATIONS
     At December 31, 2000, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

OTHER ASSETS
     At December 31, 2000, there was no Other Real Estate Owned classified as nonperforming.

                                                       2000             1999              1998            1997            1996
                                                     Principal        Principal         Principal        Principal      Principal
                                                      Balance           Balance           Balance         Balance        Balance
                                                      -------           -------           -------         -------        -------
Nonaccruing loans                                     $ 1,865           $ 2,285           $ 3,424         $ 3,136        $ 4,671
                                                     ========          ========          ========        ========        =======

Accruing loans 90 days or more past due:

Real estate loans
     Construction and land development                      -                 -                 -               -              -
     Secured by 1-4 family dwellings                      138               304               705             308            373
     Other real estate                                      -                 -                14              36             12

Commercial and industrial loans                             -                63                 -              21             19

Loans to individuals                                      208               214               204             159            180

All other loans                                             -                 -                 -               -              -
                                                           --                --                --              --       --------

     Total loans, 90 days or more past due                346               581               923             524            584
                                                    =========          ========         =========       =========       ========

     Restructured loans, not included above                 -                38               125             206            281
                                                           ==               ===              ====            ====       ========

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

        Reserve for possible loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No.
114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate. The methodology for establishing the loan loss reserve has been enhanced to evaluate and support the range of loss factors produced (i.e. normalizing unusual influences, establishment of factor floors). The results of these changes in the methodology are immaterial.

        The reserve for possible loan losses is made up of the allocated or general reserve and the unallocated portion. The following table summarizes the two categories for the periods indicated.


                                  December 31,
                                  ------------

                            2000                1999                1998
                            ----                ----                ----

 Allocated               $  8,619            $  8,786            $  6,993
 Unallocated                2,108               2,437               3,545
                         --------            --------            --------
 Total                   $ 10,727            $ 11,223            $ 10,538
                         ========            ========            ========


        The $167,000 decrease in the allocated portion of the reserve for the year ended December 31, 2000 occurred as higher loan volume was more than offset by the favorable impact of continuing portfolio quality improvements. Despite a $13.6 million increase in Commercial & Industrial (C&I) loans, fewer dollars were allocated to this loan pool due to a more favorable migration of losses associated with Uncriticized C&I loans. Lower allocations were also recognized for the residential mortgage, industry concentration and unfunded commitment pools, each reflecting improved portfolio quality. These allocation reductions combined to offset a rise in consumer installment allocations associated with weakening consumer trends across the industry and the introduction of additional risk in product offerings. The $329,000 reduction in the unallocated reserve position reflects the diminishing potential of losses attributable to Y2K-related business interruption, which offset consideration given to a stress testing model designed to measure the impact of a slowing economy.

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

        As the accompanying table indicates, the amount of loan loss provision charged to expense for 2000 was $205 compared to $1,052 in 1999 and $958 in 1998.

                                                                     2000       1999       1998       1997       1996
                                                                   --------   --------   --------   --------   --------

Average amount of loans outstanding                                $707,084   $674,798   $635,939   $617,082   $590,144

Loan loss reserve at beginning of period                           $ 11,223   $ 10,538   $ 10,270   $  9,801   $  8,854

Charge-offs:
     Real estate loans                                                  156        348        575        552        990
     Commercial and industrial loans                                    794      1,105        370        319         20
     Loans to individuals                                               423        304        427        286        175
     Home equity                                                         --         --         --         --         --
     Other                                                               --         --         --         --         --
                                                                   --------   --------   --------   --------   --------
Total charge-offs:                                                    1,373      1,757      1,372      1,157      1,185
                                                                   ========   ========   ========   ========   ========

Recoveries:
     Real estate loans                                                   98        857        324        167        458
     Commercial and industrial loans                                    463        440        256         78        529
     Loans to individuals                                               111         93        102         66         76
     Home equity                                                         --         --         --         --         --
     Other                                                               --         --         --          5         24
                                                                   --------   --------   --------   --------   --------
Total recoveries:                                                       672      1,390        682        316      1,087
                                                                   ========   ========   ========   ========   ========

Net charge-offs:                                                        701        367        690        841         98

Additions to loan loss reserve                                          205      1,052        958      1,310      1,045

Loan loss reserve at end of period                                 $ 10,727   $ 11,223   $ 10,538   $ 10,270   $  9,801
                                                                   ========   ========   ========   ========   ========


                                              Loan type           Loan type             Loan type        Loan type       Loan type
                                                 as %                as %                  as %             as %            as %
Amount in reserve by category:                 of loans           of loans              of loans         of loans         of loans
                                               --------           --------              --------        ---------         --------

Real estate loans                        57.3      $  2,370     59.0    $ 2,571      63.2  $  2,358   68.8  $ 3,511   70.8  $ 3,146
Commercial and industrial loans          29.9         4,848     29.4      5,356      26.0     3,575   21.8      610   20.5    1,332
Loans to individuals                     10.7         1,401     10.1        848       9.7     1,049    8.4      617    7.8      354
All other loans                           2.1            11      1.5         11       1.1        11    1.0       11    0.9       11
Unallocated portion                                   2,097               2,437               3,545           5,521           4,958
                                                   --------             -------             -------          ------         --------
     Total                                         $ 10,727            $ 11,223            $ 10,538        $ 10,270         $ 9,801
                                                   ========           =========            ========       =========         ========

Ratio of Net charge-offs versus average loans          0.1%                0.1%                0.1%            0.1%             0.0%


Total cash-basis and nonaccrual loans of $1,865 at December 31, 2000, were generally comprised of $368 in residential real estate loans, $174 in commercial real estate loans and $1,323 in commercial and other loans.

        UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                                                      TABLE V. DEPOSITS
                                                                    (THOUSANDS OF DOLLARS)

                                                                        2000                  1999                  1998
                                                                        ----                  ----                  ----

A.  Average:            Noninterest-bearing demand deposits        $ 150,911             $ 150,455             $ 132,132

                        Interest checking                             90,785                86,583                80,524

                        Money Market savings                         188,394               158,014               128,970

                        Saving deposits                              134,450               140,313               132,012

                        Time deposits                                370,239               350,350               356,598
                                                                    --------              --------              -------

                        Total                                      $ 934,779             $ 885,715             $ 830,236
                                                                  ==========            ==========             =========


                                                               DUE 3 MONTHS       DUE 3 - 6         DUE 6 - 12        DUE OVER
B.  Year-end balance:   ($100 or more) outstanding as of          OR LESS          MONTHS             MONTHS          12 MONTHS
                         December 31, 2000                        -------          ------             ------          ---------

                        Certificates of deposit                   $ 6,326         $ 7,556            $ 11,866         $ 5,914

                        Other time deposits                      $ 12,525         $ 4,230             $ 1,949         $ 1,352

Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits

                                                        TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                                                                    (SHOWN AS PERCENTAGES)

                                                                   2000                  1999                  1998
                                                                   ----                  ----                  ----
Return on assets                                                    1.5                   1.5                   1.4

Return on equity                                                   16.1                  15.4                  13.8

Dividend payout ratio*                                             31.3                  30.4                  30.1

Equity to assets ratio                                              9.4                   9.4                  10.3


*The payout ratios have been restated to give effect to a 5% stock dividend paid May 1, 2000.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)


             LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE


                                                  2000        1999       1998
                                                  ----        ----       ----

Balance at December 31                          $ 67,370    $ 70,943   $ 62,890

Weighted average interest rate at year end           3.7%        3.3%      3.2%

Maximum amount outstanding at any month's end   $ 71,830    $ 75,439   $ 68,384

Average amount outstanding during the year      $ 64,525    $ 67,612   $ 56,181

Weighted average interest rate during the year       3.5%        3.3%       3.3%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 10, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the 2000 Annual Report to Shareholders (Exhibit 13), pages 43-44. Dividend and other restrictions are incorporated by reference from Note 16 of the 2000 Annual Report to Shareholders (Exhibit 13), pages 29 and 30. The number of shareholders as of February 28, 2001, was 2,073.

ITEM 6. SELECTED FINANCIAL DATA

        Incorporated by reference from the 2000 Annual Report to Shareholders (Exhibit 13), page 34.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference from the 2000 Annual Report to Shareholders (Exhibit 13), pages 35 through 42. Dividend and other restrictions are incorporated by reference from Note 16 of the 2000 Annual Report to Shareholders (Exhibit 13), pages 29 and 30.

ITEM 7 (A).  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Incorporated by reference from the 2000 Annual Report to Shareholders (Exhibit 13), pages 41 and 42.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated balance sheets of the registrant at December 31, 2000 and 1999, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2000, and the independent auditors' report thereon are incorporated by reference from the 2000 Annual Report to Shareholders (Exhibit 13), pages 13 through 16.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 10, 2001.

        EXECUTIVE OFFICERS

        The names and ages of all executive officers of Univest are as follows:


                                            PRINCIPAL OCCUPATION
        OFFICER       TITLE                 DURING PAST 5 YEARS                     AGE

William S. Aichele    President             President and CEO of the                 50
                                            Corporation and
                                            Union National Bank

Marvin A. Anders      Chairman              Chairman of the Corporation              61
                                            and Union National Bank

Norman L. Keller      Executive Vice        President and CEO of Pennview            63
                      President             Savings Bank and Executive
                                            Vice President of the Corporation

Wallace H. Bieler     Executive Vice        Executive Vice President                 55
                      President             and CFO of the Corporation
                                            and Union National Bank

K. Leon Moyer         Executive Vice        Executive Vice President                 51
                      President             of the Corporation and
                                            Union National Bank


There is no family relationship among any of the executive officers of Univest.

ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 10, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 10, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2000, the Corporation and its subsidiaries paid $707,942 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Alternate Director, is president of H. Mininger & Sons, Inc.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        a)  1. & 2. Financial Statements and Schedules
                    ----------------------------------
                    The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

            3.  Listing of Exhibits
                -------------------
                   The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

        (b) There were no reports on Form 8-K filed in the fourth quarter of 2000.
        (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
        (d)  Financial Statement Schedules - none.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [Item 14(a)]

                                                               Annual Report
                                                              to Shareholders*
                                                              ----------------

Report of Independent Auditors                                       33

Consolidated balance sheets at                                       13
December 31, 2000 and 1999

Consolidated statements of income for each of the                    14
three years in the period ended December 31, 2000

Consolidated statements of changes in shareholders' equity           15
for each of the three years in the period ended
December 31, 2000

Consolidated statements of cash flows for                            16
each of the three years in the period ended
December 31, 2000

Notes to consolidated financial statements                        17-32


Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 2000 (Exhibit
13) which is incorporated by references.

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

UNIVEST CORPORATION OF PENNSYLVANIA
        Registrant

By:     /s/ Norman L. Keller
        ---------------------------------
        Norman L. Keller
        Secretary and Executive Vice President, March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William S. Aichele                         /s/ James L. Bergey
-----------------------------------------      ---------------------------------
William S. Aichele                             James L. Bergey
President, CEO and Director, March 28, 2001    Director, March 28, 2001


/s/ Marvin A. Anders                           /s/ H. Ray Mininger
-----------------------------------------      ---------------------------------
Marvin A. Anders                               H. Ray Mininger
Chairman and Director, March 28, 2001          Director, March 28, 2001


/s/ Wallace H. Bieler                          /s/ Paul G. Shelly
-----------------------------------------      ---------------------------------
Wallace H. Bieler                                  Paul G. Shelly
Executive Vice President and CFO, March 28, 2001   Director, March 28, 2001


/s/ K. Leon Moyer                              /s/ R. Lee Delp
-----------------------------------------      ---------------------------------
K. Leon Moyer                                  R. Lee Delp
Executive Vice President , March 28, 2001      Director, March 28, 2001


/s/ Charles H. Hoeflich                        /s/ Clair W. Clemens
-----------------------------------------      ---------------------------------
Charles H. Hoeflich                            Clair W. Clemens
Chairman Emeritus, March 28, 2001              Director, March 28, 2001


/s/ Merrill S. Moyer                           /s/ John U. Young
---------------------------------              ---------------------------------
Merrill S. Moyer                               John U. Young
Director, March 28, 2001                       Director, March 28, 2001

/s/ Thomas K. Leidy
Thomas K. Leidy
Director, March 28, 2001