Form 10-Q
period 2001-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2001-05-10
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 2001.
                                 ---------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


COMMON STOCK, $5 PAR VALUE                             7,155,778
--------------------------                             ---------
      (Title of Class)                      (Number of shares outstanding
                                                       at 3/31/01)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                    PAGE NUMBER
                                                                    -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000                            1

         Condensed Consolidated Statements of Income
         Three Months Ended March 31, 2001 and 2000                      2

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                      3


         Notes to Condensed Consolidated Financial Statements            4


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6

Part II. Other Information:                                             12

                 Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)              (SEE NOTE)
                                                                     MARCH 31, 2001         DECEMBER 31, 2000
                                                                     --------------         -----------------
                                                                                   (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                               $ 37,471                $ 40,517
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                               9,906                   5,131

  INVESTMENT SECURITIES HELD-TO-MATURITY                                 147,390                 158,499
  (MARKET VALUE $149,685 AT 3/31/01
  AND $159,325 AT 12/31/00)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                               175,325                 189,927

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                30,026                  16,190

  LOANS                                                                  752,045                 739,228
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                              (10,746)                (10,727)
                                                                    ------------             -----------
      NET LOANS                                                          741,299                 728,501

  OTHER ASSETS                                                            65,709                  65,430
                                                                    ------------             -----------
      TOTAL ASSETS                                                   $ 1,207,126             $ 1,204,195
                                                                    ============             ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                $ 152,323               $ 168,796
  DEMAND DEPOSITS, INTEREST BEARING                                      306,569                 298,304
  SAVINGS DEPOSITS                                                       132,026                 130,594
  TIME DEPOSITS                                                          378,282                 374,230
                                                                    ------------             -----------
    TOTAL DEPOSITS                                                       969,200                 971,924

  SHORT-TERM BORROWINGS                                                   73,188                  68,499
  OTHER LIABILITIES                                                       21,149                  22,457
  LONG-TERM DEBT                                                          27,575                  26,075
                                                                    ------------             -----------
    TOTAL LIABILITIES                                                  1,091,112               1,088,955

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                            41,037                  41,037
  ADDITIONAL PAID-IN CAPITAL                                              20,912                  20,912
  RETAINED EARNINGS                                                       80,217                  77,498
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                   2,475                     848
  TREASURY STOCK                                                         (28,627)                (25,055)
                                                                    ------------             -----------
    TOTAL SHAREHOLDERS' EQUITY                                           116,014                 115,240
                                                                    ------------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,207,126             $ 1,204,195
                                                                    ============             ===========


NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED MARCH 31,

                                                                          2001                           2000

                                                                        (In thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                                     $ 14,097                        $ 13,670
    EXEMPT FROM FEDERAL INCOME TAXES                                            823                             774
                                                                           --------                        --------
      TOTAL INTEREST AND FEES ON LOANS                                       14,920                          14,444

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                                    4,943                           4,519
  OTHER INTEREST INCOME                                                         385                             215
                                                                           --------                        --------
      TOTAL INTEREST INCOME                                                  20,248                          19,178
                                                                           --------                        --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                                        8,472                           7,474
  OTHER INTEREST EXPENSE                                                        990                             849
                                                                           --------                        --------
      TOTAL INTEREST EXPENSE                                                  9,462                           8,323
                                                                           --------                        --------

NET INTEREST INCOME                                                          10,786                          10,855
PROVISION FOR LOAN LOSSES                                                        15                            (173)
                                                                           --------                        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            10,771                          11,028

TRUST                                                                         1,175                           1,150
SERVICE CHARGES ON DEMAND DEPOSITS                                              892                             939
COMMISSION INCOME                                                               657                             701
OTHER INCOME                                                                  1,501                           1,574
                                                                           --------                        --------
      TOTAL OTHER INCOME                                                      4,225                           4,364

OTHER EXPENSES
  SALARIES AND BENEFITS                                                       5,382                           5,798
  NET OCCUPANCY                                                                 704                             660
  EQUIPMENT                                                                     389                             414
  OTHER EXPENSES                                                              2,889                           2,631
                                                                           --------                        --------
      TOTAL OTHER EXPENSES                                                    9,364                           9,503
                                                                           --------                        --------

INCOME BEFORE INCOME TAXES                                                    5,632                           5,889

INCOME TAXES                                                                  1,471                           1,764
                                                                           --------                        --------

NET INCOME                                                                 $  4,161                        $  4,125
                                                                           ========                        ========

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                                   $   0.58                        $   0.55
   DILUTED                                                                 $   0.58                        $   0.55
CASH DIVIDENDS DECLARED PER SHARE                                          $   0.19                        $  0.162


UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                  For the three months ended,

                                                                                 MARCH 31, 2001     MARCH 31, 2000
                                                                                 --------------     --------------

                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                        $ 4,161               $ 4,125
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of (less than) net charge-offs                   19                  (644)
    Depreciation and amortization                                                       654                   584
    (Discount accretion) premium amortization on investment securities                 (156)                   18
    Deferred tax (benefit) income tax                                                  (387)                   78
    Realized gains on investment securities                                             (26)                   (7)
    Realized gains on sales of mortgages                                                (18)                   (1)
    (Decrease) increase in net deferred loan fees                                      (362)                   20
    Increase in interest receivable and other assets                                   (380)               (2,135)
    (Decrease) increase in accrued expenses and other liabilities                    (1,663)                2,849
                                                                                    --------              --------
    Net cash provided by operating activities                                         1,842                 4,887


Cash flows from investing activities:
  Proceeds from maturing securities held to maturity                                 39,256                12,937
  Proceeds from maturing securities available for sale                               16,354                 3,881
  Proceeds from sales of securities available for sale                                3,594                 4,557
  Purchases of investment securities held to maturity                               (28,065)               (3,997)
  Purchases of investment securities available for sale                              (3,038)               (7,965)
  Increase in interest-bearing deposits                                              (4,775)                  (62)
  Net increase in federal funds sold and
      other short-term investments                                                  (13,836)              (22,900)
  Proceeds from sales of mortgages                                                    1,143                   554
  Net (increase) decrease in loans                                                  (13,580)                  664
  Capital expenditures                                                                 (360)                 (669)
  Other investing activities                                                             -                   (200)
                                                                                    --------              --------
  Net cash used in investing activities                                              (3,307)              (13,200)


Cash flows from financing activities:
  Net (decrease) increase in deposits                                                (2,724)               20,117
  Net increase (decrease) in short-term borrowings                                    4,689                (6,635)
  Proceeds from long-term debt                                                        1,500                     -
  Purchases of treasury stock                                                        (4,076)                 (983)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                      293                   323
  Proceeds from exercise of stock options                                               131                    57
  Cash dividends                                                                     (1,394)               (1,209)
                                                                                    --------              --------
  Net cash (used in) provided by financing activities                                (1,581)               11,670


  Net (decrease) increase in cash and due from banks                                 (3,046)                3,357
  Cash and due from banks at beginning of period                                     40,517                35,066
                                                                                    --------              --------
  Cash and due from banks at end of period                                          $ 37,471              $38,423
                                                                                    ========              ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                        $  9,266              $ 7,318

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.


Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                         For the Three Months
                                                            Ended March 31,

                                                           2001        2000
                                                           ----        ----
Numerator:

    Net Income                                             $4,161      $4,125
   Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                            4,161       4,125

Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                    7,207       7,436

      Effect of dilutive securities:
         Employee stock options                                18           7
                                                           ---------------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                            7,225       7,443
                                                           =====================
Basic earnings per share                                   $  .58      $  .55
                                                           =====================

Diluted earnings per share                                 $  .58      $  .55
                                                           =====================


Note 3.  Accumulated Other Comprehensive Income

As of January 1, 2001, the Corporation adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair value of the interest-rate swaps has been included in other comprehensive income.

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

                                                            Three Months
                                                           Ended March 31,
                                                         2001           2000
                                                         ----           ----
                                                            (in thousands)
Net income                                               $4,161        $4,125
Accumulated gain on cash flow hedge                         193             -
Change in unrealized gain (loss) on available
  for sale investment securities                          1,434          (660)
                                                          -----           ---
Total comprehensive income                               $5,788        $3,465
                                                          ======       ======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                           OF FINANCIAL CONDITION AND
                           --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

NET INCOME
----------

     Net income increased $0.1 million from $4.1 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. The net income growth was due mainly to decreases in operating expenses and income taxes.



NET INTEREST INCOME
-------------------

     Interest and fees on loans increased $0.5 million from $14.4 million for the three months ended March 31, 2000 to $14.9 million for the three months ended March 31, 2001. The growth is due to an increase in average commercial loan volume offset by a decrease in prime rate. Fixed rate consumer loans increased in volume and rate. At March 31, 2001, prime rate averaged 8.5%, but at March 31, 2000 it averaged 8.75%. Prime rate was decreased from 9.5% in December 2000 to 9.0% in January 2001 to 8.5% in February 2001, and to 8.0% in March 2001 and remained at 8.0% through quarter end.

     Interest on investment securities increased $0.4 million from $4.5 million for the three months ended March 31, 2000 to $4.9 million for the three-month period ended March 31, 2001. The increase was due to both a higher average volume and a higher average yield.

     Other interest income increased $0.2 million for the three-month period ended March 31, 2001 due to an increase in federal funds sold.

     Interest expense increased $1.2 million from $8.3 million for the three months ended March 31, 2000 to $9.5 million for the three-month period ended March 31, 2001. The increase is primarily attributed to volume growth and a rise in average rate. Money market savings and certificates of deposit volumes continue to grow while non interest-bearing deposits decline.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The three months ended March 31, 2001 shows net interest income of $10.8 million, which is a decrease of $0.1 million compared to the $10.9 million recorded for the three months ended March 31, 2000. Average interest earning assets increased by $54.9 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. An increase in average deposits provided the funds for investment growth. Average interest bearing liabilities increased $44.9 million for the three months ended March 31, 2001 as compared to the same period in 2000. Interest earning assets yield remained constant at 7.4%. An increase of 30 basis points was paid on interest bearing liabilities. The net interest margin decreased to 3.9%.

     The following table demonstrates the aforementioned effects:


                                          THREE MONTHS ENDED
                                          ------------------
                                   3/31/01                     3/31/00
                                   -------                     -------
                              AVG. BALANCE RATE           AVG. BALANCE RATE
                              -----------------           -----------------

Interest Earnings Assets      $1,093,609   7.4%           $1,038,729   7.4%

Interest Bearing Liabilities     897,826   4.2%              852,911   3.9%


Net Interest Income               10,786                      10,855

Net Interest Spread                        3.2%                        3.5%

Net Interest Margin                        3.9%                        4.2%



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

     At March 31, 2001, March 31, 2000 and December 31, 2000, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $30.0 million, $40.0 million and $30.0 million respectively. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at March 31, 2001 expire as follows: $20.0 million in notional principal amount in second quarter 2001 and $10.0 million in first quarter 2002. The impact of interest rate swaps on net interest income for the quarter ended March 31, 2001 was a positive $7 thousand as compared to a negative $16 thousand for the quarter ended March 31, 2000. The cost of the swaps decreased by the same amount as the income on the floating loans being hedged. Both decreases resulted from a decline in the prime rate.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 2001, the market value of interest-rate swaps in a favorable position was $197 thousand and the market value of interest-rate swaps in an unfavorable position was $4 thousand. As of March 31, 2000, there were no interest-rate swaps with a market value in a favorable position. The market value of interest-rate swaps in an unfavorable position was $304 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.


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

     The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provision for the quarter ended March 31, 2001, was $0.02 million and for the quarter ended March 31, 2000 was ($0.2) million.

     At March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.5 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.8 million. At March 31, 2000, the recorded investment in loans considered to be impaired was $2.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for these loans was $0.9 million.

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

     Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Cash basis, non-accrual and restructured loans at March 31, 2001 total $2.5 million and consist mainly of commercial loans and real estate related commercial loans. The total of cash basis, non-accrual and restructured loans at March 31, 2000 was $2.2 million. For the quarter ended March 31, 2001, non-accrual loans resulted in lost interest income of $68 thousand as compared to $61 thousand at March 31, 2000. At March 31, 2001, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

     At March 31, 2001 and December 31, 2000, the reserve for possible loan losses was 1.4% and 1.5% of total loans, respectively. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000. .

     At March 31, 2001 and December 31, 2000, the Corporation had no Other Real Estate Owned ("OREO"). At March 31, 2000, the Corporation had a total of $40 thousand in OREO consisting of one commercial property. This amount is recorded in "Other Assets" at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.


OTHER INCOME
------------

     Other income which is non-interest related consists mainly of general fee income, trust department fee income, commission income and other miscellaneous non-recurring types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Other income decreased $0.2 million or 4.5% from $4.4 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. The decrease is attributed to a decline in other miscellaneous income, primarily cash surrender values of bank owned life insurance policies.


     Trust income remained constant at $1.2 million for the three months ended March 31, 2001 and March 31, 2000. Although there was growth in the number of trust accounts this was offset by a decline in the market value of assets under management. This had an adverse effect on trust management fees.

     Service charges on demand deposits remained constant at $0.9 million for the three months ended March 31, 2001 and March 31, 2000. Debit card usage generated an increase in fees from the card origination system. This was offset by a decrease in other various transaction charges for demand deposit service products.

     Commission income is the primary source of income for Fin-Plan Group and George Becker Associates, Inc. Commission income for both the three months ended March 31, 2001 and March 31, 2000 was $0.7 million. While there was growth in the insurance commission there was a decline in the broker/dealer fees due to a decline in the market.

     Other income decreased $0.1 million from $1.6 million for the three months ended March 31, 2000 to $1.5 million for the three months ended March 31, 2001 due to changes in cash surrender values of bank owned life insurance policies.

OTHER EXPENSE
-------------

     The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as non-interest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Other expenses decreased from $9.5 million for the quarter ended March 31, 2000 to $9.4 million for the quarter ended March 31, 2001. Salaries and benefits, which include bonuses and commission expense generated by Fin-Plan Group and George Becker Associates, Inc., decreased while other expenses such as advertising, postage, audit and legal fees increased.


TAX PROVISION
-------------

     The provision for income taxes was $1.5 million for the quarter ended March 31, 2001 and $1.8 million for the quarter ended March 31, 2000. The effective tax rates were 26.1% and 30.0% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance. The reduction in the effective tax rate is primarily the result of an increase in tax-exempt loans and investment balances and in the amount of bank-owned life insurance owned by the Corporation.

FINANCIAL CONDITION
-------------------

     Total assets increased $2.9 million or 0.2% from $1,204.2 million at December 31, 2000 to $1,207.1 million at March 31, 2001. Maturing securities provided funds for the increase in loans and federal funds sold.

     Shareholders' equity increased to $116.0 million at March 31, 2001 from $115.2 million at December 31, 2000, an increase of $0.8 million or 0.7%. Treasury stock increased to $28.6 million from $25.1 million at December 31, 2000. Book value per share increased from $15.76 at December 31, 2000 to $16.21 at March 31, 2001, an increase of $0.45 per share or 2.9%. On May 1, 2000, the Corporation paid a 5% stock dividend to all shareholders of record as of April 14, 2000. All per share data has been restated to reflect the dividend.

     Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The accumulated other comprehensive income, related to debt securities, of $2.3 million, net of taxes, has been included in shareholders' equity as of March 31, 2001. At December 31, 2000, the accumulated other comprehensive income included in shareholders' equity was $0.8 million.

     As of January 1, 2001, the Corporation adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair value of the interest-rate swaps at March 31, 2001 was $0.2 million and has been included in other comprehensive income.

MARKET RISK
-----------

     No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000.

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









                                    UNIVEST CORPORATION OF PENNSYLVANIA
                                    -----------------------------------
                                         (Registrant)





Date:    4/17/01                    /s/ William S. Aichele
         -------                    -----------------------------
                                    William S. Aichele, President
                                    and Chief Executive Officer



Date:    4/17/01                    /s/ Wallace H. Bieler
         -------                    -----------------------------
                                    Wallace H. Bieler, Executive Vice President
                                    and Chief Financial Officer