Form 10-Q
period 2001-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2001-08-10
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 2001.
                                ---------------
                                       or

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
                                       ---    ---
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                          7,130,323
--------------------------                          ---------
      (Title of Class)                     (Number of shares outstanding
                                                   at 6/30/01)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                  -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000                           1

         Condensed Consolidated Statements of Income
         Three and Six Months Ended June 30, 2001 and 2000             2

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000                       3


         Notes to Condensed Consolidated Financial Statements          4


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

Part II. Other Information:                                           15

                  Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)             (SEE NOTE)
                                                                      June 30, 2001         December 31, 2000
                                                                      -------------         -----------------
                                                                                (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                             $    42,619               $     40,517
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                               13,579                      5,131

  INVESTMENT SECURITIES HELD-TO-MATURITY                                  125,713                    158,499
  (MARKET VALUE $127,696 AT 6/30/01
  AND $159,325 AT 12/31/00)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                215,984                    189,927

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                     99                     16,190

  LOANS                                                                   767,175                    739,228
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                               (10,773)                   (10,727)
                                                                      -----------               ------------
      NET LOANS                                                           756,402                    728,501

  OTHER ASSETS                                                             65,213                     65,430
                                                                      -----------               ------------
      TOTAL ASSETS                                                    $ 1,219,609               $  1,204,195
                                                                      ===========               ============

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                               $   159,629               $    168,796
  DEMAND DEPOSITS, INTEREST BEARING                                       308,105                    298,304
  SAVINGS DEPOSITS                                                        137,319                    130,594
  TIME DEPOSITS                                                           368,537                    374,230
                                                                      -----------               ------------
    TOTAL DEPOSITS                                                        973,590                    971,924

  SHORT-TERM BORROWINGS                                                    76,724                     68,499
  OTHER LIABILITIES                                                        26,822                     22,457
  LONG-TERM DEBT                                                           24,075                     26,075
                                                                      -----------               ------------
    TOTAL LIABILITIES                                                   1,101,211                  1,088,955

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                             41,037                     41,037
  ADDITIONAL PAID-IN CAPITAL                                               20,912                     20,912
  RETAINED EARNINGS                                                        83,661                     77,498
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                    2,136                        848
  TREASURY STOCK                                                          (29,348)                   (25,055)
                                                                      -----------               ------------
    TOTAL SHAREHOLDERS' EQUITY                                            118,398                    115,240
                                                                      -----------               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 1,219,609               $  1,204,195
                                                                      ===========               ============

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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                       ENDED JUNE 30,
                                                           2001               2000              2001                2000

                                                                       (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                    $ 13,862          $ 13,953            $ 27,959        $ 27,623
    EXEMPT FROM FEDERAL INCOME TAXES                           822               787               1,645           1,561
                                                          --------          --------            --------        --------
      TOTAL INTEREST AND FEES ON LOANS                      14,684            14,740              29,604          29,184

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                   4,900             4,577               9,843           9,096
  OTHER INTEREST INCOME                                        400               564                 785             779
                                                          --------          --------            --------        --------
      TOTAL INTEREST INCOME                                 19,984            19,881              40,232          39,059
                                                          --------          --------            --------        --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                       8,062             8,145              16,534          15,619
  OTHER INTEREST EXPENSE                                     1,011               786               2,001           1,635
                                                          --------          --------            --------        --------
      TOTAL INTEREST EXPENSE                                 9,073             8,931              18,535          17,254
                                                          --------          --------            --------        --------

NET INTEREST INCOME                                         10,911            10,950              21,697          21,805
PROVISION FOR LOAN LOSSES                                      216                15                 231            (158)
                                                          --------          --------            --------        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           10,695            10,935              21,466          21,963

NONINTEREST INCOME
  TRUST                                                      1,175             1,150               2,350           2,300
  SERVICE CHARGES ON DEMAND DEPOSITS                           940               909               1,832           1,848
  SERVICE CHARGES ON OTHER DEPOSITS                            324               329                 619             632
  COMMISSION INCOME                                            576               693               1,233           1,394
  OTHER INCOME                                               1,664             1,031               2,870           2,302
                                                          --------          --------            --------        --------
      TOTAL NONINTEREST INCOME                               4,679             4,112               8,904           8,476

NONINTEREST EXPENSE
  SALARIES AND BENEFITS                                      4,691             4,917              10,073          10,715
  NET OCCUPANCY                                                683               654               1,387           1,314
  EQUIPMENT                                                    351               407                 740             821
  OTHER EXPENSES                                             2,842             2,589               5,731           5,220
                                                          --------          --------            --------        --------
      TOTAL NONINTEREST EXPENSE                              8,567             8,567              17,931          18,070
                                                          --------          --------            --------        --------

INCOME BEFORE INCOME TAXES                                   6,807             6,480              12,439          12,369

INCOME TAXES                                                 1,793             1,862               3,264           3,626
                                                          --------          --------            --------        --------

NET INCOME                                                $  5,014          $  4,618            $  9,175        $  8,743
                                                          ========          ========            ========        ========

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                  $   0.70          $   0.62            $   1.28        $   1.18
   DILUTED                                                $   0.70          $   0.62            $   1.27        $   1.18
CASH DIVIDENDS DECLARED PER SHARE                         $   0.21          $   0.19            $   0.40        $  0.352


UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 For the six months ended,
                                                                                                      (in thousands)

                                                                                          June 30, 2001            June 30, 2000
                                                                                          -------------            -------------
Cash flows from operating activities:
  Net income                                                                              $       9,175            $       8,743
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of (less than) net charge-offs                               46                     (850)
    Depreciation of premises and equipment                                                        1,281                    1,165
    Discount accretion on investment securities                                                    (381)                      (1)
    Deferred tax benefit                                                                           (499)                     (64)
    Realized gains on investment securities                                                        (102)                       -
    Realized gains on sales of mortgages                                                            (40)                      (1)
    Inccrease in net deferred loan fees                                                             302                       24
    Decrease (increase) in interest receivable and other assets                                     563                   (8,525)
    Increase in accrued expenses and other liabilities                                            4,063                    2,358
                                                                                          -------------            -------------
    Net cash provided by operating activities                                                    14,408                    2,849


Cash flows from investing activities:
  Proceeds from maturing securities held to maturity                                            106,249                   29,109
  Proceeds from maturing securities available for sale                                           28,758                    7,113
  Proceeds from sales of securities available for sale                                            5,661                    8,549
  Purchases of investment securities held to maturity                                           (73,202)                 (33,956)
  Purchases of investment securities available for sale                                         (58,494)                 (18,270)
  (Increase) decrease in interest-bearing deposits                                               (8,448)                     237
  Net decrease (increase) in federal funds sold and
      other short-term investments                                                               16,091                   (7,900)
  Proceeds from sales of mortgages                                                                4,352                      554
  Net increase in loans                                                                         (32,561)                  (1,092)
  Capital expenditures                                                                           (1,404)                  (1,414)
  Other investing activities                                                                         -                      (200)
                                                                                          -------------            -------------
  Net cash used in investing activities                                                         (12,998)                 (17,270)


Cash flows from financing activities:
  Net increase in deposits                                                                         1,666                  34,013
  Net increase (decrease) in short-term borrowings                                                 8,225                  (4,454)
  Repayment of long-term debt                                                                     (2,000)                      -
  Purchases of treasury stock                                                                     (5,243)                 (1,816)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                   594                     635
  Proceeds from exercise of stock options                                                            207                      57
  Cash dividends                                                                                  (2,757)                 (2,424)
                                                                                          --------------           -------------
  Net cash provided by financing activities                                                          692                  26,011


  Net increase in cash and due from banks                                                          2,102                  11,590
  Cash and due from banks at beginning of period                                                  40,517                  35,066
                                                                                          --------------           -------------
  Cash and due from banks at end of period                                                $       42,619           $      46,656
                                                                                          ==============           =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                     $17,999                 $15,191


Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.


Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                         For the Three Months    For the Six Months
                                                             Ended June 30,            Ended June 30,

                                                            2001      2000          2001      2000
                                                            ----      ----          -----     ----
Numerator:

    Net Income                                             $5,014    $4,618        $9,175    $8,743
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                            5,014     4,618         9,175     8,743


Denominator:

    Denominator for basic earnings per share-
    weighted-average shares outstanding                     7,150     7,418         7,178     7,426

    Effect of dilutive securities:
     Employee stock options                                    33        19            37        12
                                                          -----------------       -----------------

    Denominator for diluted earnings per share
    adjusted weighted-average shares
    outstanding                                             7,183     7,437         7,215     7,438
                                                          =================       =================


Basic earnings per share                                  $   .70  $    .62       $  1.28   $  1.18
                                                          =================       =================

Diluted earnings per share                                $   .70  $    .62       $  1.27   $  1.18
                                                          =================       =================



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


The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:


                                                         Three Months            Six Months
                                                        Ended June 30,         Ended June 30,
                                                       2001        2000        2001      2000
                                                       ----        ----        ----      ----
                                                                    (in thousands)
Net income                                            $5,014      $4,618     $ 9,175    $8,743
Accumulated gain on cash flow hedge                      (48)          -         145         -
Change in unrealized gain (loss) on available
  for sale investment securities                        (291)        519       1,143      (141)
                                                         ---         ---       -----       ---
Total comprehensive income                            $4,675      $5,137     $10,463    $8,602
                                                      ======      ======     =======    ======

Note 4.  Future Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Major provisions of these Statements include the following:

o SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, financial statement presentation, and disclosures are effective for combinations completed after June 30, 2001.

o SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. Regardless of the full adoption date, the nonamortization provisions of SFAS 142 are effective for business combinations and other transactions completed after June 30, 2001.

     The Corporation is evaluating the effect that the adoption of the new standards will have on earnings and its financial position.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


NET INCOME

         Net income increased 8.7% or $0.4 million from $4.6 million for the three months ended June 30, 2000 to $5.0 million for the three months ended June 30, 2001. The net income growth for the three months ended June 30, 2001 was due mainly to an increase in other income offset by an increase in the provision for loan loss. Net income for the six months ended June 30, 2001 increased 5.7% or $0.5 million from $8.7 million for the six months ended June 30, 2000 to $9.2 million for the six months ended June 30, 2001. The net income growth for the six months ended June 30, 2001 was due increases in interest income and other income and a decrease in operating expenses and income taxes offset by increases in interest expense and the loan loss provision.



NET INTEREST INCOME

         Interest and fees on loans remained constant at $14.7 million for the three months ended June 30, 2000 and June 30, 2001. There was average loan volume growth in commercial loans that was offset by decreases in prime rate. Fixed rate consumer loans continued to increase in average volume during the second quarter. The prime rate, which is an important factor of the banks' loan interest income, averaged 7.1% for the second quarter 2001 compared to 9.3% for the second quarter 2000. For the six months ended June 30, 2001, interest and fees on loans increased $0.4 million from $29.2 million at June 30, 2000 to $29.6 million at June 30, 2001. The growth is due to an increase in average commercial loan volume offset by a decrease in prime rate. Fixed rate consumer loans increased in average volume. Prime rate was decreased from 9.5% in December 2000 to 9.0% in January 2001 to 8.5% in February 2001, to 8.0% in March 2001, to 7.0% in April 2001 and to 6.75% in June 2001 and remained at 6.75% through quarter end.


         Interest on investment securities increased $0.3 million from $4.6 million for the three-month period ended June 30, 2000 to $4.9 million for the three-month period ended June 30, 2001. For the six months ended June 30, 2001, interest on investments increased by $0.7 million from $9.1 million for the six months ended June 30, 2000 to $9.8 million for the same period in 2001. The increase was due to a higher average volume in mortgage-backed securities and corporate and asset-backed securities.

         Other interest income decreased $0.2 million for the three-month period ended June 30, 2001 and remained constant at $0.8 million for the six-month period ended June 30, 2001. This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

         Interest expense increased $0.2 million from $8.9 million for the three months ended June 30, 2000 to $9.1 million for the three-month period ended June 30, 2001. Interest expense increased $1.2 million from $17.3 million for the six months ended June 30, 2000 to $18.5 million for the six-month period ended June 30, 2001. The increase in both periods is primarily attributed to volume growth and fluctuations in the average rate. The growth in the average volume of deposit accounts was offset by a decrease in rate particularly for the money market savings accounts. Repurchase agreements increased in average volume as well as rate. As borrowings from Federal Home Loan Bank matured, some were replaced with new borrowings at lower rates.

         The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The six months ended June 30, 2001 shows net interest income of $21.7 million, which is a decrease of $0.1 million compared to the $21.8 million recorded for the six months ended June 30, 2000. Average interest earning assets increased by $56.4 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average interest bearing liabilities increased $47.6 million for the six months ended June 30, 2001 as compared to the same period in 2000. Interest earning asset yields decreased .1% compared to last year and an increase of .1% paid on interest-bearing liabilities decreased the net interest spread to 3.2%. The net interest margin decreased to 3.9%.

          The following table demonstrates the aforementioned effects:



                                                    SIX MONTHS ENDED
                                                    ----------------
                                        6/30/01                                6/30/00
                                        -------                                -------
                                  AVG. BALANCE RATE                       AVG. BALANCE RATE
                                  -----------------                       -----------------

Interest Earnings Assets         $1,105,823    7.3%                      $1,049,472    7.4%

Interest Bearing Liabilities        908,679    4.1%                         861,042    4.0%


Net Interest Income                  21,697                                  21,805

Net Interest Spread                            3.2%                                    3.4%

Net Interest Margin                            3.9%                                    4.2%




         The Corporation uses interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, thedifference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net interest income.

         At June 30, 2001, June 30, 2000 and December 31, 2000, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $20.0 million, $30.0 million and $30.0 million respectively. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $20.0 million in notional amount interest rate swaps outstanding at June 30, 2001 expire as follows: $10.0 million in first quarter 2002 and $10.0 million in second quarter 2003. The impact of interest rate swaps on net interest income for the quarter ended June 30, 2001 was a positive $92 thousand as compared to a negative $58 thousand for the quarter ended June 30, 2000. For the six months ended June 30, 2001 the impact was a positive $99 thousand as compared to a negative $74 thousand for the six months ended June 30, 2000. The cost of the swaps decreased by the same amount as the income on the floating loans being hedged. Both decreases resulted from a decline in the prime rate.

         The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 2001, the market value of interest-rate swaps in a favorable position was $222 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of June 30, 2000, there were no interest-rate swaps with a market value in a favorable position and the market value of interest-rate swaps in an unfavorable position was $289 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.


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

         The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provisions for possible loan losses for both the three and six months ended June 30, 2001, were $0.2 million. For the three and six months ended June 30, 2000, the provisions were $0.02 million and ($0.2) million, respectively.

         At June 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $1.3 million. At June 30, 2000, the recorded investment in loans considered to be impaired was $2.1 million, all of which were on a non-accrual basis. The related reserve for credit losses for these loans was $0.7 million.

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

         Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The total of cash basis, non-accrual and restructured loans at June 30, 2001 was $3.1 million and consist mainly of commercial loans and real estate related commercial loans. Cash basis, non-accrual and restructured loans at June 30, 2000 were $2.4 million. At June 30, 2001, non-accrual loans resulted in lost interest income of $139 thousand as compared to $126 thousand at June 30, 2000. At June 30, 2001, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At June 30, 2001 and December 31, 2000, the reserve for possible loan losses was 1.4% and 1.5% of total loans, respectively. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000.


         At June 30, 2001 and December 31, 2000, the Corporation had no Other Real Estate Owned ("OREO"). At June 30, 2000, the Corporation had a total of $82 thousand in OREO consisting of one commercial property and one residential property. This amount was recorded in "Other Assets" at the lower of cost or fair market value, less estimated costs to sell.

NONINTEREST INCOME

         Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Total noninterest income increased $0.6 million or 14.6% from $4.1 million for the three months ended June 30, 2000 to $4.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, total noninterest income increased $0.4 million or 4.7% from $8.5 million for the six months ended June 30, 2000 to $8.9 million. The increase in both periods is attributed to other miscellaneous income as described below.

         Trust income remained constant at $1.2 million for the three months ended June 30, 2001 and June 30, 2000. Trust income for the six months ended June 30, 2001 of $2.4 million was $0.1 million more than the $2.3 million reported for the six months ended June 30, 2000. Growth in the number of trust accounts was partly offset by a decline in the market value of assets under management.

         Service charges on demand deposits remained constant at $0.9 million for the three months ended June 30, 2001 and June 30, 2000. Service charges on other deposits also remained constant at $0.3 million for the three months ended June 30, 2001 and June 30, 2000. Service charges on demand deposits remained constant at $1.8 million for the six months ended June 30, 2001 and June 30, 2000. Service charges on other deposits also remained constant at $0.6 million for the six months ended June 30, 2001 and June 30, 2000.

         Commission income is the primary source of income for Fin-Plan Group and George Becker Associates, Inc. Commission income for the three months ended June 30, 2001 of $0.6 million was $0.1 million or 14.3% less than the $0.7 million reported for the three months ended June 30, 2000. Commission income for the six months ended June 30, 2001 of $1.2 million was $0.2 million or 14.3% less than the $1.4 million reported for the six months ended June 30, 2000. While there was growth in the insurance commission there was a decline in the broker/dealer fees.

         Other miscellaneous income increased $0.7 million from $1.0 million for the three months ended June 30, 2000 to $1.7 million for the three months ended June 30, 2001. For the six-month period, other income grew $0.6 million from $2.3 million at June 30, 2000 to $2.9 million at June 30, 2001. The growth for both periods is attributed to gains on the sales of securities, gains on the sales of mortgages and changes in the cash surrender values of bank owned life insurance policies. These gains are all market driven and do not indicate a trend of increasing income. Also contributing to the growth for both periods is an increase in debit card usage that generated additional fees from the card origination system.

NONINTEREST EXPENSE

         The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses remained steady at $8.6 million for the quarter ended June 30, 2000 and June 30, 2001. Total noninterest expenses decreased from $18.1 million for the six months ended June 30, 2000 to $17.9 million for the six months ended June 30, 2001. Salaries and benefits, which include bonuses and commission expense generated by Fin-Plan Group and George Becker Associates, Inc., decreased while other expenses such as advertising, loan processing fees, printing, postage, audit and miscellaneous other fees increased.


TAX PROVISION

         The provision for income taxes was $1.8 million for the quarter ended June 30, 2001 and $1.9 million for the quarter ended June 30, 2000. The effective tax rates were 26.3% and 28.7% respectively. For the six months ended June 30, 2001 the provision was $3.3 million as compared to $3.6 million for the six months ended June 30, 2000. The effective tax rates were 26.2% and 29.3% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance. The reduction in the effective tax rate is primarily the result of an increase in tax-exempt loans and investment balances and in the amount of bank-owned life insurance owned by the Corporation.


FINANCIAL CONDITION

         Total assets increased $15.4 million or 1.3% from $1,204.2 million at December 31, 2000 to $1,219.6 million at June 30, 2001. Growth in the corporate sweep accounts contributed to the $8.5 million increase in interest-bearing deposits with other banks. Investments declined $6.7 million due to maturing and sold securities exceeding new purchases. Federal funds sold decreased $16.1 million providing some of the funds for the $28.0 million growth in commercial loans, with $16.7 million of that growth in the second quarter.

         Total liabilities increased $12.2 million or 1.1% from $1,089.0 million at December 31, 2000 to $1,101.2 million at June 30, 2001. The increase of $8.5 million in short-term borrowings is due to growth in the corporate sweep accounts. Other liabilities increased $4.3 million primarily due to the purchase of securities of $6.7 million that will settle in July 2001.

         Shareholders' equity grew to $118.4 million at June 30, 2001 from $115.2 million at December 31, 2000, an increase of $3.2 million or 2.8%. Treasury stock increased to $29.3 million from $25.1 million at December 31, 2000. Book value per share was $15.76 at December 31, 2000 and $16.60 at June 30, 2001, for an increase of $0.84 per share or 5.3%.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The accumulated other comprehensive income, related to debt securities, of $2.0 million, net of taxes, has been included in shareholders' equity as of June 30, 2001. At December 31, 2000, the accumulated other comprehensive income included in shareholders' equity was $0.8 million.

         As of January 1, 2001, the Corporation adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair value of the interest-rate swaps at June 30, 2001 was $0.1 million and has been included in other comprehensive income.


MARKET RISK

         No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000.



RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Major provisions of these Statements include the following:

o SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, financial statement presentation, and disclosures are effective for combinations completed after June 30, 2001.

o SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. Regardless of the full adoption date, the nonamortization provisions of SFAS 142 are effective for business combinations and other transactions completed after June 30, 2001.

The Corporation is evaluating the effect that the adoption of the new standards will have on earnings and its financial position.

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



                              Univest Corporation of Pennsylvania
                              -----------------------------------
                                        (Registrant)





Date:    7/16/01              /s/ William S. Aichele
         -------              ---------------------------
                              William S. Aichele, President
                              and Chief Executive Officer



Date:    7/17/01              /s/ Wallace H. Bieler
         -------              -------------------------------
                              Wallace H. Bieler, Executive Vice President
                              and Chief Financial Officer