Form 10-Q
period 2001-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2001-11-09
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended SEPTEMBER 30, 2001.
                                 ------------------
                                       or

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

                                 NOT APPLICABLE
                                 ---------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


COMMON STOCK, $5 PAR VALUE                                  7,098,209
--------------------------                                  ---------
    (Title of Class)                              (Number of shares outstanding
                                                           at 9/30/01)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES


                                      INDEX


                                                                  PAGE NUMBER
                                                                  -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000                       1

         Condensed Consolidated Statements of Income
         Three and Nine Months Ended September 30, 2001 and 2000        2

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000                  3


         Notes to Condensed Consolidated Financial Statements           4


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7

Part II.  Other Information:                                           15

                  Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)                   (SEE NOTE)
                                                                               September 30, 2001           December 31, 2000
                                                                               ------------------           -----------------
                                                                                               (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                                        $     40,336                 $     40,517
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                                            9,172                        5,131

  INVESTMENT SECURITIES HELD-TO-MATURITY                                              142,879                      158,499
  (MARKET VALUE $147,072 AT 9/30/01
  AND $159,325 AT 12/31/00)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                            206,535                      189,927

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                              8,077                       16,190

  LOANS                                                                               774,414                      739,228
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                                           (10,118)                      (9,958)
                                                                                 ------------                 ------------
      NET LOANS                                                                       764,296                      729,270

  OTHER ASSETS                                                                         67,034                       65,430
                                                                                 ------------                 ------------
      TOTAL ASSETS                                                               $  1,238,329                 $  1,204,964
                                                                                 ============                 ===========

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                          $    159,791                 $    168,796
  DEMAND DEPOSITS, INTEREST BEARING                                                   311,362                      298,304
  SAVINGS DEPOSITS                                                                    135,361                      130,594
  TIME DEPOSITS                                                                       371,314                      374,230
                                                                                 ------------                 ------------
    TOTAL DEPOSITS                                                                    977,828                      971,924

  SHORT-TERM BORROWINGS                                                                87,409                       68,499
  OTHER LIABILITIES                                                                    25,867                       23,226
  LONG-TERM DEBT                                                                       24,075                       26,075
                                                                                 ------------                 ------------
    TOTAL LIABILITIES                                                               1,115,179                    1,089,724

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                         41,037                       41,037
  ADDITIONAL PAID-IN CAPITAL                                                           20,912                       20,912
  RETAINED EARNINGS                                                                    86,951                       77,498
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                                4,675                          848
  TREASURY STOCK                                                                      (30,425)                     (25,055)
                                                                                 ------------                 ------------
    TOTAL SHAREHOLDERS' EQUITY                                                        123,150                      115,240
                                                                                 ------------                 ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  1,238,329                 $  1,204,964
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



              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                 ENDED SEPT. 30,                     ENDED SEPT. 30,
                                                            2001               2000              2001                2000

                                                                       (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                    $ 13,914          $ 14,220            $ 41,873        $ 41,843
    EXEMPT FROM FEDERAL INCOME TAXES                           831               800               2,476           2,361
                                                          --------          --------            --------        --------
      TOTAL INTEREST AND FEES ON LOANS                      14,745            15,020              44,349          44,204

INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                   4,981             4,729              14,824          13,825
     OTHER INTEREST INCOME                                     212               581                 997           1,360
                                                          --------          --------            --------        --------
      TOTAL INTEREST INCOME                                 19,938            20,330              60,170          59,389
                                                          --------          --------            --------        --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                       7,533             8,537              24,067          24,156
  OTHER INTEREST EXPENSE                                       937               916               2,938           2,551
                                                          --------          --------            --------        --------
      TOTAL INTEREST EXPENSE                                 8,470             9,453              27,005          26,707
                                                          --------          --------            --------        --------

NET INTEREST INCOME                                         11,468            10,877              33,165          32,682
PROVISION FOR LOAN LOSSES                                      216               215                 447              57
                                                          --------          --------            --------        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           11,252            10,662              32,718          32,625

NONINTEREST INCOME
  TRUST                                                      1,175             1,150               3,525           3,450
  SERVICE CHARGES ON DEMAND DEPOSITS                           959               915               2,791           2,763
  SERVICE CHARGES ON OTHER DEPOSITS                            337               300                 956             932
  COMMISSION INCOME                                            635               662               1,868           2,056
  OTHER INCOME                                               1,082             1,130               3,952           3,432
                                                          --------          --------            --------        --------
      TOTAL NONINTEREST INCOME                               4,188             4,157              13,092          12,633

NONINTEREST EXPENSE
  SALARIES AND BENEFITS                                      4,923             5,114              14,996          15,829
  NET OCCUPANCY                                                677               661               2,064           1,975
  EQUIPMENT                                                    357               407               1,097           1,228
  OTHER EXPENSES                                             2,671             2,664               8,402           7,884
                                                          --------          --------            --------        --------
      TOTAL NONINTEREST EXPENSE                              8,628             8,846              26,559          26,916
                                                          --------          --------            --------        --------

INCOME BEFORE INCOME TAXES                                   6,812             5,973              19,251          18,342

INCOME TAXES                                                 1,913             1,641               5,177           5,267
                                                          --------          --------            --------        --------

NET INCOME                                                $  4,899          $  4,332            $ 14,074        $ 13,075
                                                          ========          ========            ========        ========

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                  $   0.69          $   0.59            $   1.97        $   1.76
   DILUTED                                                $   0.68          $   0.59            $   1.96        $   1.76
CASH DIVIDENDS DECLARED PER SHARE                         $   0.21          $   0.19            $   0.61        $  0.542



              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES


UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                                For the nine months ended,
                                                                                                      (in thousands)

                                                                                         Sept. 30, 2001            Sept. 30, 2000
                                                                                         --------------            --------------
Cash flows from operating activities:
  Net income                                                                             $       14,074            $       13,075
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of (less than) net charge-offs                              160                      (620)
    Depreciation of premises and equipment                                                        1,891                     1,735
    Discount accretion on investment securities                                                    (595)                      (97)
    Deferred tax benefit                                                                           (368)                     (132)
    Realized gains on investment securities                                                        (112)                        -
    Realized gains on sales of mortgages                                                            (72)                       (2)
    Increase (decrease) in net deferred loan fees                                                   293                       (58)
    Increase in interest receivable and other assets                                             (1,105)                   (1,582)
    Increase in accrued expenses and other liabilities                                              848                     4,653
                                                                                         --------------            --------------
    Net cash provided by operating activities                                                    15,014                    16,972


Cash flows from investing activities:
  Proceeds from maturing securities held to maturity                                            121,142                    55,475
  Proceeds from maturing securities available for sale                                           88,208                    11,175
  Proceeds from sales of securities available for sale                                           13,855                     8,549
  Purchases of investment securities held to maturity                                          (105,198)                  (59,485)
  Purchases of investment securities available for sale                                        (112,963)                  (31,095)
  Premium paid to purchase bank-owned life insurance                                                  -                    (8,000)
  Increase in interest-bearing deposits                                                          (4,041)                   (1,032)
  Net decrease (increase) in federal funds sold and
      other short-term investments                                                                8,113                   (11,400)
  Proceeds from sales of mortgages                                                                6,708                     1,034
  Net (increase) decrease in loans                                                              (42,115)                    9,441
  Capital expenditures                                                                           (1,826)                   (1,884)
  Other investing activities                                                                          -                      (200)
                                                                                         --------------            --------------
  Net cash used in investing activities                                                         (28,117)                  (27,422)


Cash flows from financing activities:
  Net increase in deposits                                                                        5,904                    35,273
  Net increase (decrease) in short-term borrowings                                               18,910                   (12,592)
  Repayment of long-term debt                                                                    (7,000)                        -
  Proceeds from long-term debt                                                                    5,000                     3,000
  Purchases of treasury stock                                                                    (6,853)                   (2,892)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                  922                       996
  Proceeds from exercise of stock options                                                           297                        57
  Cash dividends                                                                                 (4,258)                   (3,833)
                                                                                         --------------            --------------
  Net cash provided by financing activities                                                      12,922                    20,009


  Net (decrease) increase in cash and due from banks                                               (181)                    9,559
  Cash and due from banks at beginning of period                                                 40,517                    35,066
                                                                                         --------------            --------------
  Cash and due from banks at end of period                                               $       40,336            $       44,625
                                                                                         ==============            ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                    $27,421                   $24,099


              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                       For the Three Months  For the Nine Months
                                                        Ended Sept. 30,        Ended Sept. 30,

                                                           2001      2000     2001         2000
                                                           ----      ----     -----        ----
Numerator:

    Net Income                                            $4,899    $4,332    $14,074      $13,075
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                           4,899     4,332     14,074       13,075


Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                   7,122     7,384      7,159        7,412

      Effect of dilutive securities:
         Employee stock options                               50        19         34           21
                                                          -----------------     ------------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                           7,172     7,403      7,193        7,433
                                                          =================     ==================

Basic earnings per share                                  $  .69    $  .59     $ 1.97      $  1.76
                                                          =================    ===================

Diluted earnings per share                                $  .68    $  .59     $ 1.96      $  1.76
                                                          =================    ===================


Note 3.  Accumulated Other Comprehensive Income

As of January 1, 2001, the Corporation adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair value, net of income taxes, of the interest-rate swaps has been included in other comprehensive income.


The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:


                                                    Three Months          Nine Months
                                                   Ended Sept. 30,       Ended Sept. 30,
                                                  2001      2000        2001       2000
                                                  ----      ----        ----       ----
                                                            (in thousands)
Net income                                       $4,899     $4,332   $14,074     $13,075
Accumulated gain on cash flow hedge                 222         -        367
-
Change in unrealized gain (loss) on available
  for sale investment securities                  2,317      1,550     3,460       1,409
                                                  -----      -----     -----       -----
Total comprehensive income                       $7,438     $5,882   $17,901     $14,484
                                                 ======     ======   =======     =======

Note 4.  Recent Accounting Pronouncements

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

     The Corporation estimates the effect of adopting these new standards will be a decrease in other expenses of approximately $775,000.



















Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                           OF FINANCIAL CONDITION AND
                           --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


NET INCOME
----------

         Net income increased 14.0% or $0.6 million from $4.3 million for the three months ended September 30, 2000 to $4.9 million for the three months ended September 30, 2001. The net income growth for the three months ended September 30, 2001 was due to decreases in interest expense and operating expenses offset by an increase in income taxes. Net income for the nine months ended September 30, 2001 increased 7.6% or $1.0 million from $13.1 million for the nine months ended September 30, 2000 to $14.1 million for the nine months ended September 30, 2001. The net income growth for the nine months ended September 30, 2001 was due to increases in interest income and noninterest income and a decrease in operating expenses and income taxes offset by increases in interest expense and the loan loss provision.


NET INTEREST INCOME
-------------------

         Interest and fees on loans decreased $0.3 million from $15.0 million for the three months ended September 30, 2000 to $14.7 million for the three months ended September 30, 2001. There was average loan volume growth in commercial loans that was offset by decreases in prime rate. Mortgage and fixed rate consumer loans continued to increase in average volume during the third quarter. The prime rate, which is an important factor of the banks' loan interest income, averaged 6.4% for the third quarter 2001 compared to 9.5% for the third quarter 2000. For the nine months ended September 30, 2001, interest and fees on loans increased $0.1 million from $44.2 million at September 30, 2000 to $44.3 million at September 30, 2001. The growth is due to an increase in average commercial loan volume offset by a decrease in prime rate. Mortgage and fixed rate consumer loans increased in average volume. Prime rate decreased from 9.5% in December 2000 to 8.0% in the first quarter 2001 to 6.75% in the second quarter 2001, to 6.0% in September 2001, and remained at 6.00% through quarter end.

         Interest on investment securities increased $0.3 million from $4.7 million for the three-month period ended September 30, 2000 to $5.0 million for the three-month period ended September 30, 2001. For the nine months ended September 30, 2001, interest on investments increased by $1.0 million from $13.8 million for the nine months ended September 30, 2000 to $14.8 million for the same period in 2001. The increase was due to a higher average volume in mortgage-backed securities and corporate and asset-backed securities.

         Other interest income decreased $0.4 million for both the three and nine-month periods ended September 30, 2001. This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

         Interest expense decreased $1.0 million from $9.5 million for the three months ended September 30, 2000 to $8.5 million for the three-month period ended September 30, 2001. The decrease is due to lower rates for the quarter. Interest expense increased $0.3 million from $26.7 million for the nine months ended September 30, 2000 to $27.0 million for the nine-month period ended September 30, 2001. The increase is primarily attributed to volume growth and fluctuations in the average rate as follows. The growth in the average volume of deposit accounts was offset by a decrease in rate particularly for the money market savings accounts. Repurchase agreements increased in average volume with a slight decline in rate.

         The asset/liability management process continues with its goal of providing stable, reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The nine months ended September 30, 2001 shows net interest income of $33.2 million, which is an increase of $0.5 million compared to the $32.7 million recorded for the nine months ended September 30, 2000. Average interest earning assets increased by $62.0 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Average interest bearing liabilities increased $50.4 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Interest earning asset yields decreased .3% compared to last year and a decrease of .2% paid on interest-bearing liabilities decreased the net interest spread to 3.3%. The net interest margin decreased to 4.0%.

         The following table demonstrates the aforementioned effects:


                                                          NINE MONTHS ENDED
                                    9/30/01                            9/30/00
                                    -------                            -------
                                   AVG. BALANCE RATE         AVG. BALANCE RATE
                                   -----------------         -----------------

Interest Earnings Assets           $1,114,637   7.2%        $1,052,631    7.5%

Interest Bearing Liabilities          914,758   3.9%           864,393    4.1%


Net Interest Income                    33,165                   32,682

Net Interest Spread                             3.3%                      3.4%

Net Interest Margin                             4.0%                      4.1%

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

         At September 30, 2001, September 30, 2000 and December 31, 2000, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $30.0 million. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at September 30, 2001 expire as follows:
$10.0 million in first quarter 2002, $10.0 million in second quarter 2003 and $10.0 million in third quarter 2003. The impact of interest rate swaps on net interest income for the quarter ended September 30, 2001 was a positive $114 thousand as compared to a negative $54 thousand for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 the impact was a positive $213 thousand as compared to a negative $128 thousand for the nine months ended September 30, 2000. The income of the swaps increased by the same amount as the decrease in income on the floating loans being hedged. Both resulted from a decline in the prime rate.

         The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 2001, the market value of interest-rate swaps in a favorable position was $564 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of September 30, 2000, the market value of interest-rate swaps in a favorable position was $44 thousand and the market value of interest-rate swaps in an unfavorable position was $155 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.


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

         The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provisions for possible loan losses for both the three and nine months ended September 30, 2001, were $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2000, the provisions were $0.2 million and $0.1 million, respectively.

         At September 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.7 million. At September 30, 2000, the recorded investment in loans considered to be impaired was $2.3 million, all of which were on a non-accrual basis. The related reserve for credit losses for these loans was $1.2 million.

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

         Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The total of cash basis, non-accrual and restructured loans at September 30, 2001 was $2.0 million and consist mainly of commercial loans and real estate related commercial loans. Cash basis, non-accrual and restructured loans at September 30, 2000 were $2.6 million. At September 30, 2001, non-accrual loans resulted in lost interest income of $140 thousand as compared to $170 thousand at September 30, 2000. At September 30, 2001, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

         At September 30, 2001 and December 31, 2000, the reserve for possible loan losses was 1.3% and 1.3% of total loans, respectively. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000.

         At September 30, 2001 and December 31, 2000, the Corporation had no Other Real Estate Owned ("OREO"). At September 30, 2000, the Corporation had a total of $40 thousand in OREO consisting of one commercial property. This amount was recorded in "Other Assets" at the lower of cost or fair market value, less estimated costs to sell.


NONINTEREST INCOME
------------------

         Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Total noninterest income remained constant at $4.2 million for the three months ended September 30, 2000 and September 30, 2001. For the nine months ended September 30, 2001, total noninterest income increased $0.5 million or 4.0% going from $12.6 million for the nine months ended September 30, 2000 to $13.1 million. The increase is attributed to other miscellaneous income as described below.

         Trust income remained constant at $1.2 million for the three months ended September 30, 2001 and September 30, 2000. Trust income also remained constant for the nine months ended September 30, 2001 and September 30, 2000 at $3.5 million. Growth in the number of trust accounts was partly offset by a decline in the market value of assets under management.

         Service charges on demand deposits increased $0.1 million from $0.9 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001. Service charges on other deposits remained constant at $0.3 million for the three months ended September 30, 2001 and September 30, 2000. Service charges on demand deposits remained constant at $2.8 million for the nine months ended September 30, 2001 and September 30, 2000. Service charges on other deposits increased $0.1 million from $0.9 million for the nine months ended September 30, 2000 to $1.0 for the nine months ended September 30, 2001.

         Commission income is the primary source of income for Fin-Plan Group and George Becker Associates, Inc. Commission income for the three months ended September 30, 2001 of $0.6 million was $0.1 million or 14.3% less than the $0.7 million reported for the three months ended September 30, 2000. Commission income for the nine months ended September 30, 2001 of $1.9 million was $0.2 million or 9.5% less than the $2.1 million reported for the nine months ended September 30, 2000. While there was growth in the insurance commission there was a decline in the broker/dealer fees.

         Other miscellaneous income remained constant at $1.1 million for the three months ended September 30, 2000 and for the three months ended September 30, 2001. While there was an increase in debit card usage that generated additional fees from the card origination system, this was offset by declines in the cash surrender values of bank owned life insurance policies. For the nine-month period, other income grew $0.6 million from $3.4 million at September 30, 2000 to $4.0 million at September 30, 2001. The year to date growth is attributed to gains on the sales of securities, gains on the sales of mortgages and net increases in the cash surrender values of bank owned life insurance policies. These gains are all market driven and do not indicate a trend of increasing income. Also contributing to the growth is an increase in additional fees from the debit card origination system.


NONINTEREST EXPENSE
-------------------

         The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses decreased from $8.8 million for the three months ended September 30, 2000 to $8.6 million for the three months ended September 30, 2001. Total noninterest expenses decreased from $26.9 million for the nine months ended September 30, 2000 to $26.6 million for the nine months ended September 30, 2001. Salaries and benefits, which include bonuses and commission expense generated by Fin-Plan Group and George Becker Associates, Inc., decreased while other expenses such as advertising, printing, postage, community relations and miscellaneous other fees increased.


TAX PROVISION
-------------

         The provision for income taxes was $1.9 million for the quarter ended September 30, 2001 and $1.6 million for the quarter ended September 30, 2000. The effective tax rates were 28.1% and 27.5% respectively. For the nine months ended September 30, 2001 the provision was $5.2 million as compared to $5.3 million for the nine months ended September 30, 2000. The effective tax rates were 26.9% and 28.7% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investments in municipal securities, loans and bank-owned life insurance. The reduction in the effective tax rate is primarily the result of an increase in tax-exempt loans and investment balances and in the amount of bank-owned life insurance owned by the Corporation.


FINANCIAL CONDITION
-------------------

         Total assets increased $33.3 million or 2.8% from $1,205.0 million at December 31, 2000 to $1,238.3 million at September 30, 2001. Federal funds sold decreased $8.1 million providing some of the funds for the $25.1 million growth in commercial loans, with $16.7 million of that growth occurring in the second quarter.

         Total liabilities increased $25.5 million or 2.3% from $1,089.7 million at December 31, 2000 to $1,115.2 million at September 30, 2001. The increase in total deposits was due primarily to growth in the interest checking and savings accounts. The increase of $18.9 million in short-term borrowings is due to growth in the corporate sweep accounts. Other liabilities increased $3.4 million primarily due to the purchase of securities of $4.4 million that will settle in October and November 2001.

         Shareholders' equity grew to $123.2 million at September 30, 2001 from $115.2 million at December 31, 2000, an increase of $8.0 million or 6.9%. Treasury stock increased to $30.4 million from $25.1 million at December 31, 2000. Book value per share was $15.76 at December 31, 2000 and $17.35 at September 30, 2001, for an increase of $1.59 per share or 10.1%.

         Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The accumulated other comprehensive income, related to debt securities, of $4.3 million, net of taxes, has been included in shareholders' equity as of September 30, 2001. At December 31, 2000, the accumulated other comprehensive income included in shareholders' equity was $0.8 million.

         As of January 1, 2001, the Corporation adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The accumulated other comprehensive income, related to interest-rate swaps, of $0.4 million, net of taxes, has been included in shareholders' equity as of September 30, 2001.




MARKET RISK
-----------

         No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

The Corporation estimates the effect of adopting these new standards will be a decrease of approximately $775,000 in other expenses.

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










                                     UNIVEST CORPORATION OF PENNSYLVANIA
                                     -----------------------------------
                                              (Registrant)





Date:    10/23/01                    /s/ William S. Aichele
         --------                    -----------------------------
                                     William S. Aichele, President
                                     and Chief Executive Officer



Date:     10/23/01                   /s/ Wallace H. Bieler
          --------                   -----------------------------
                                     Wallace H. Bieler, Executive Vice President
                                     and Chief Financial Officer