Form 10-K
period 2001-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2002-03-28
CIK 102212

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 2001        Commission File number 0-7617
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Common Stock, $5 Par Value
    --------------------------
              (Title of Class)                             6,991,358
                                                           ---------
                                                  (Number of shares outstanding
                                                   at 2/28/02)

         The approximate aggregate market value of voting stock held by non affiliates of the registrant is $197,951,574 as of February 28, 2002.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  YES  X   NO
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ( )

         Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 9, 2002. Parts I, II, and IV incorporate information by reference from the annual report to shareholders for the year ended December 31, 2001.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Univest Corporation of Pennsylvania ("Univest") is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Union National Bank and Trust Company ("Union National Bank"), Pennview Savings Bank, Univest Realty Corporation, Univest Leasing Corporation, Univest Delaware, Inc., Univest Financial Services Corporation, Univest Reinsurance Corporation, and Univest Electronic Services Corporation.

         Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Pennview Savings Bank is engaged in attracting deposits from the general public and investing such deposits primarily in loans secured by residential properties and consumer loans. Delview, Inc., a wholly owned subsidiary of Pennview, is a passive investment holding company operating in Delaware. Univest Financial Services Corporation, a subsidiary of Delview, provides various financial management services and insurance products to individuals and businesses through its subsidiaries Univest Investments, Inc. (formerly Fin Plan Group) and Univest Insurance, Inc. (formerly George Becker Associates). Univest Insurance Inc. acquired Gum Insurance on December 3, 2001. This will allow Univest Corporation to provide a broader range of insurance products. Univest Investments, Inc. allows Univest Corporation to provide a range of financial services including financial planning, investment management, insurance products and brokerage services. Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries. Univest Delaware, Inc. is a passive investment holding company operating in Delaware. Univest Leasing Corporation offers services of leasing commercial, industrial, and institutional equipment to firms and individuals. Univest Reinsurance Corporation (formerly Univest Insurance Company) offers credit-related reinsurance plans. Univest Electronic Services Corporation was established to provide data processing services to Union National Bank in Souderton and other subsidiaries of Univest Corporation of Pennsylvania.

         Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-seven (27) banking offices, five off-premise automated teller machines, one work site office and provides banking and trust services to the residents and employees of ten retirement homes. Sixteen banking offices are in Montgomery County and eleven banking offices are in Bucks County. A work site office is located in Montgomery County. Three off-premise automated teller machines are located in Montgomery County and two are located in Bucks County.

         Pennview Savings Bank conducts operations through five (5) full-service offices located in Souderton, Hatfield, Franconia, Silverdale and Montgomeryville, Pennsylvania and provides banking services to the residents and employees of two retirement homes.

         As of January 31, 2002, Univest and its subsidiaries employed four hundred and ninety-two (492) persons.

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

         Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by Union National Bank, Pennview Savings Bank, Univest Investments, Inc. and Univest Insurance Inc.

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

         Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest has Tier I capital ratios of 12.4% and 12.6%, and total risk-based capital ratios of 13.6% and 13.9% at December 31, 2001 and 2000, respectively. These ratios place Univest in the "well-capitalized" category under regulatory standards.

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

STATISTICAL DISCLOSURE

         Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Pennview. Univest Financial Services Corporation is wholly owned by Delview. Univest Insurance, Inc., (formerly George Becker Associates), is wholly owned by Univest Financial Service Corporation. Univest Insurance, Inc. acquired Gum Insurance on December 31, 2001. This will allow Univest Corporation to provide a broader range of insurance products. Univest Investments, Inc. (formerly Fin Plan Group) is wholly owned by Univest Financial Services Corporation and allows Univest Corporation to provide a range of financial services.

         The following financial data appearing on pages 6 through 17 reflects consolidated information. Where averages are reported, daily information has been used for all subsidiaries.

TABLE I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL


                                                2001                  2001/2000                      2000

                                      Average   Income/   Avg.   Volume   Rate               Average   Income/  Avg.   Volume
ASSETS:                               Balance   Expense   Rate  Change  Change    Total      Balance   Expense  Rate  Change
                                      -------   -------   ----  ------- -------   ------     -------   -------  ----  -------

Cash and due from banks          $     36,260                                            $    35,309
Time deposits with other banks          9,472   $   345    3.6  $   183  $ (123) $    60       4,544   $   285   6.3  $     5

U.S. Government obligations            98,290     5,233    5.3   (1,470)   (630)  (2,100)    125,937     7,333   5.8   (2,244)
Oblig. of states & political sub.      41,034     1,938    4.7      570      29      599      29,054     1,339   4.6      349
Other securities                      192,616    12,483    6.5    2,442    (155)   2,287     154,777    10,196   6.6    2,134
Trading account                           538        14    2.6       (2)      3        1         617        13   2.1        2
Federal Reserve bank stock                761        46    6.0        -       -        -         761        46   6.0        -
Federal funds sold and other
  short-term investments               16,303       746    4.6     (436)   (490)    (926)     25,791     1,672   6.5    1,042
                                      -------      ----                                      -------    ------

  Total investments                   349,542    20,460    5.9                               336,937    20,599   6.1
                                     --------   -------                                     --------   -------



Commercial loans                      232,609    17,950    7.7    1,911  (2,493)    (582)    207,766    18,532   8.9    2,110
Mortgage loans                        336,952    25,930    7.7      601    (986)    (385)    328,517    26,315   8.0     (569)
Installment loans                     119,414    10,002    8.4      535       -      535     112,784     9,467   8.4      701
Home equity loans                      12,716     1,202    9.5      (55)   (237)    (292)     13,190     1,494  11.3      (30)
Municipal loans                        59,949     3,319    5.5      245    (111)     134      55,492     3,185   5.7      540
                                      -------    ------                                      -------    ------

  Gross loans                         761,640    58,403    7.7                               717,749    58,993   8.2
                                                -------                                                -------

     Less:  valuation reserve         (10,647)                                               (10,242)
                                      --------                                               --------

      Net loans                       750,993                                                706,988
                                     --------                                               --------


Property, net                          15,551                                                 15,520
Other assets                           49,083                                                 47,079
                                      -------                                                -------

  Total assets                   $ 1 ,210,901                                            $ 1,146,377
                                 ------------                                           ------------


                                   2000/1999                     1999

                                     Rate               Average  Income   Avg.
ASSETS:                            CHANGE     TOTAL     BALANCE  EXPENS   RATE
                                   -------    ------    -------  ------   ----
Cash and due from banks                             $   34,496
Time deposits with other banks      $ 53     $   58      4,415  $   227    5.1

U.S. Government obligations            -     (2,244)   166,343    9,577    5.8
Oblig. of states & political sub.     43        392     21,684      947    4.4
Other securities                     489      2,623    122,207    7,573    6.2
Trading account                       (8)        (6)       548       19    3.5
Federal Reserve bank stock             -          -        761       46    6.0
Federal funds sold and other
  short-term investments             156      1,198      9,735      474    4.9
                                                        ------      ---

  Total investments                                    321,278   18,636    5.8
                                                      --------   ------



Commercial loans                     552      2,662    184,019   15,870    8.6
Mortgage loans                       337       (232)   337,153   26,547    7.9
Installment loans                    209        910    104,348    8,557    8.2
Home equity loans                    162        132     13,505    1,362   10.1
Municipal loans                        -        540     46,619    2,645    5.7
                                                       -------    -----

  Gross loans                                          685,644   54,981    8.0
                                                                 ------

     Less:  valuation reserve                          (10,577)
                                                      --------

      Net loans                                        674,548
                                                      --------

Property, net                                           15,684
Other assets                                            38,901
                                                      --------

  Total assets                                      $1,089,322
                                                    ----------



                                               2001                     2001/2000                     2000

LIABILITIES:                         Average   Income/   Avg.   Volume   Rate               Average   Income/  Avg.   Volume
                                     Balance   Expense   Rate   Change  Change    Total     Balance   Expense  Rate   Change

Demand deposits                  $   152,716                                            $   150,911

Interest checking deposits            99,644   $ 1,015    1.0    $  90 $     -  $    90      90,785   $   925   1.0   $   23
Money market savings                 208,268     6,858    3.3      709  (2,826)  (2,117)    188,394     8,975   4.8    1,401
Regular savings                      134,073     2,555    1.9       29    (134)    (105)    134,450     2,660   2.0     (116)
Certificates of deposit              351,751    19,376    5.5      351       -      351     345,076    19,025   5.5    1,344
Time open & club accounts             22,666       972    4.3     (103)   (277)    (380)     25,163     1,352   5.4     (233)

  Total time, int., and inv.
    checking deposits                816,402    30,776    3.8                               783,868    32,937   4.2

    Total deposits                   969,118                                                934,779


Federal funds purchased                  876        25    2.9       10     (14)      (4)        496        29   5.8     (176)
Loans & securities sold under
  agreement to repurchase             75,386     2,174    2.9      304    (387)     (83)     64,525     2,257   3.5      (88)
Other borrowings                      26,012     1,466    5.6      332    (102)     230      20,389     1,236   6.1      344
Subordinated notes                         -         -      -        -       -        -          -         -    0.0        -
                                                                                            -------    ------

  Total borrowings                   102,274     3,665    3.6                                85,410     3,522   4.1
                                    --------    ------                                      -------    ------

Accrued expenses & other liab.        20,298                                                 19,224
                                     -------                                                -------

  Total liabilities                1,091,690                                              1,038,894
                                  ----------                                             ----------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                          41,037                                                 40,608
Capital surplus                       20,912                                                 19,422
Retained earnings                     57,262                                                 47,453
                                     -------                                                -------

  Total shareholders' equity         119,211                                                107,483
                                    --------                                               --------

  Total liabilities and share-
    holders' equity              $ 1,210,901                                            $ 1,146,377
                                 -----------                                            -----------

Weighted avg. yield on interest-earning assets            7.1                                                   7.5
Weighted avg. rate paid on interest-bearing liab.         3.7                                                   4.2
Net yield                                                 4.0                                                   4.1


                                 2000/1999                     1999

LIABILITIES:                      Rate               Average   Income/   Avg.
                                 Change     Total    Balance   Expense   Rate

Demand deposits                                   $   150,455

Interest checking deposits       $    -    $   23      86,583  $   902    1.0
Money market savings              1,422     2,823     158,014    6,152    3.9
Regular savings                       -      (116)    140,313    2,776    2.0
Certificates of deposit             642     1,986     321,097   17,039    5.3
Time open & club accounts           234         1      29,253    1,351    4.6

  Total time, int., and inv.
    checking deposits                                 735,260   28,220    3.8

    Total deposits                                    885,715


Federal funds purchased              14      (162)      3,515      191    5.4
Loans & securities sold under
  agreement to repurchase           135        47      67,612    2,210    3.3
Other borrowings                    132       476      14,695      760    5.2
Subordinated notes                    -         -           -        -    0.0


  Total borrowings                                     85,822    3,161    3.7
                                                      -------   ------

Accrued expenses & other liab.                         15,536
                                                      -------

  Total liabilities                                   986,554
                                                      -------

SHAREHOLDERS' EQUITY:
--------------------
Common stock                                           39,272
Capital surplus                                        14,908
Retained earnings                                      48,588
                                                      -------

  Total shareholders' equity                          102,768
                                                      -------
  Total liabilities and share-
    holders' equity                               $ 1,089,322
                                                  -----------

Weighted avg. yield on interest-earning assets                            7.3
Weighted avg. rate paid on interest-bearing liab.                         3.8
Net yield                                                                 4.2

                                       7

Note:  (1)   For rate calculation purposes, average loan categories include unearned discount.

       (2)   Nonaccrual loans have been included in the average loan balances.

       (3) Certain amounts have been reclassified to conform with the current-year presentation.

       (4) Included in interest income are loan fees of $551 for 2001, $571 for 2000 and $683 for 1999.

       (5)   Table I has not been tax equated.


* The change due to the volume/rate variance and average volume and percent roundings have been allocated to volume.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                   TABLE II. INVESTMENT PORTFOLIO (BOOK VALUE)
                             (Thousands of Dollars)


                                                                           CARRYING AMOUNT OF INVESTMENT SECURITIES

                                                              December 31,              December 31,               December 31,
                                                                2001 (a)                  2000 (a)                   1999 (a)
                                                                --------                  --------                   --------

U. S. Treasury, government corporations and agencies           $  90,823                  $ 131,344                  $ 150,096

State and political subdivisions                                  49,638                     39,346                     27,020

Mortgage-backed securities                                       152,159                    122,601                    111,516

Other                                                             55,238                     55,135                     23,243
                                                               ---------                  ---------                  ---------

Total                                                          $ 347,858                  $ 348,426                  $ 311,875
                                                               =========                  =========                  =========


                                                          MATURITY DISTRIBUTION AND WEIGHTED AVERAGE YIELD

                                      December 31,    December 31,   December 31,    December 31,    December 31,   December 31,
                                         2001            2001           2000            2000            1999           1999
                                      Amount (a)      Yield (b)      Amount (a)       Yield (b)      Amount (a)      Yield (b)
                                      ----------      ---------      ----------       ---------      ----------      ---------

1 Year or less                         $  16,180       4.71%         $   77,825         5.80%        $  54,249        5.68%

1 Year - 5 Years                         125,258       5.54%            112,536         6.07%          139,357        5.64%

5 Years - 10 Years                        47,606       6.20%             38,713         6.41%           35,094        6.26%

After 10 Years                           158,814       6.22%            119,352         6.42%           83,175        6.17%
                                      ----------       -----         ----------         -----        ---------        -----

Total                                 $  347,858       5.90%         $  348,426         6.17%        $ 311,875        5.86%
                                      ==========       =====         ==========         =====        =========        =====

Refer to Note 3 to the consolidated financial statements.

(a)  Held to maturity and available for sale portfolios are combined.

(b) Weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by outstanding amount of the related investment.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                TABLE III. LOAN PORTFOLIO, PART A. TYPES OF LOANS
                             (Thousands of Dollars)


                                                  December 31,      December 31,     December 31,     December 31,    December 31,
                                                       2001              2000             1999             1998            1997
                                                       ----              ----             ----             ----            ----
Real estate loans
  Construction and land development                $  34,774        $  39,707        $  33,632        $  33,530       $  30,951
  Secured by 1-4 family residential properties       226,962          214,973          219,292          214,798         217,782
  Other real estate loans                            195,872          168,761          173,780          169,402         189,251

Commercial and industrial loans                      254,032          221,101          212,656          171,699         138,812

Loans to individuals                                  71,212           79,320           72,658           64,306          53,500

All other loans                                       15,495           15,425           10,591            7,117           6,143
                                                   ---------        ---------        ---------        ---------       ---------

  Total loans                                      $ 798,347        $ 739,287        $ 722,609        $ 660,852       $ 636,439
                                                   =========        =========        =========        =========       =========

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


AS OF DECEMBER 31, 2001                                DUE IN ONE           DUE IN ONE          DUE IN OVER
                                                      YEAR OR LESS         TO FIVE YEARS         FIVE YEARS         TOTAL
                                                      ------------         -------------        ------------      --------
Real estate loans
  Construction and land development                    $  14,756             $  16,197           $   3,821        $  34,774
  Secured by 1-4 family residential properties            41,899                58,349             126,714          226,962
  Other real estate loans                                 16,785               108,233              70,854          195,872

Commercial and industrial loans                          121,076                99,206              33,750          254,032

Loans to individuals                                      19,113                47,364               4,735           71,212

All other loans                                            2,011                13,484                   -           15,495
                                                       ---------             ---------           ---------        ---------
  TOTAL LOANS                                          $ 215,640             $ 342,833           $ 239,874        $ 798,347
                                                       =========             =========           =========        =========

Loans with a predetermined interest rate               $  29,803             $ 280,015           $ 165,663        $ 475,481
Loans with a floating or variable interest rate          185,837                62,818              74,211          322,866
                                                       ---------             ---------           ---------        ---------
                                                       $ 215,640             $ 342,833           $ 239,874        $ 798,347
                                                       =========             =========           =========        =========

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

POTENTIAL PROBLEM LOANS
     When collectibility of interest and/or principal on a particular loan is questionable, the loan is placed on nonaccrual status. If, at the time a decision is made to cease accruing interest, it is determined that the collection of previously accrued but unpaid interest is uncertain, a stipulated amount is charged against current income. Conversly, if a loan on nonaccrual status is paid in full, including interest, a credit is made to current income. The total of nonaccruing and restructured loans in 2001 was $1,617. There was no interest income recognized on these loans. If nonaccrual loans had been performing in accordance with their contractual terms, additional income of $176 would have been recorded in 2001. At December 31, 2001, there were no other potential problem loans that causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

LOAN CONCENTRATIONS
     At December 31, 2001, there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table III, Part A.

OTHER ASSETS
     At December 31, 2001, there was no Other Real Estate Owned classified as nonperforming.


                                                       2001            2000                1999               1998           1997
                                                     Principal       Principal           Principal          Principal     Principal
                                                      Balance         Balance             Balance            Balance       Balance
                                                     --------        --------            --------           --------       -------
Nonaccruing loans                                    $  1,617        $  1,865            $  2,285           $  3,424       $ 3,136
                                                     ========        ========            ========           ========       =======

ACCRUING LOANS 90 DAYS OR MORE PAST DUE:

Real estate loans
     Construction and land development                      -               -                   -                  -             -
     Secured by 1-4 family dwellings                      128             138                 304                705           308
     Other real estate                                      -               -                   -                 14            36

Commercial and industrial loans                             3               -                  63                  -            21

Loans to individuals                                      186             208                 214                204           159

All other loans                                             -               -                   -                  -             -
                                                     --------        --------            --------           --------       -------

     Total loans, 90 days or more past due                317             346                 581                923           524
                                                     ========        ========            ========           ========       =======

     Restructured loans, not included above                 -               -                  38                125           206
                                                     ========        ========            ========           ========       =======

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


                                         DECEMBER 31,

                                  2001                2000              1999
                                  ----                ----              ----

         Allocated             $  8,920            $  8,630           $  8,786
         Unallocated              1,374               1,578              1,918
                               --------            --------           ---------
         Total                 $ 10,294            $ 10,208           $ 10,704
                               ========            ========           ========


         The $290,000 increase in the allocated portion of the reserve for the year ended December 31, 2001 occurred due to higher reserves for growing loan volume and migration of credit risk assessment towards weaker loan grades. Total loan outstandings increased by 8.0% as moderate growth amongst retail portfolios was accompanied by significant commercial portfolio growth of 11.6%. As weakness in the economy became apparent in the latter part of the year, the proportion of credits with identified credit issues also increased. The $204,000 reduction in the unallocated reserve position was reflective of the strong credit quality and favorable level of non-performing loans experienced throughout the first three quarters of the year. Analysis of unallocated adequacy is based on a stress testing model assessing loan grade migration as influenced by economic conditions and grading accuracy.

         The $156,000 decrease in the allocated portion of the reserve for the year ended December 31, 2000 occurred as higher loan volume was more than offset by the favorable impact of continuing portfolio quality improvements. Despite a $13.6 million increase in Commercial & Industrial (C&I) loans, fewer dollars were allocated to this loan pool due to a more favorable migration of losses associated with Uncriticized C&I loans. Lower allocations were also recognized for the residential mortgage, industry concentration and unfunded commitment pools, each reflecting improved portfolio quality. These allocation reductions combined to offset a rise in consumer installment allocations associated with weakening consumer trends across the industry and the introduction of additional risk in product offerings. The $340,000 reduction in the unallocated reserve position reflects the diminishing potential of losses attributable to Y2K-related business interruption, which offset consideration given to a stress testing model designed to measure the impact of a slowing economy.

         Management believes that both the allocated and unallocated portions of the reserve are maintained at a level which is adequate to absorb potential losses in the loan portfolio.

         As the accompanying table indicates, the amount of loan loss provision charged to expense for 2001 was $763 compared to $205 in 2000 and $1,052 in 1999.

                                                         2001                  2000                   1999                  1998
                                                         ----                  ----                   ----                  ----

Average amount of loans outstanding                      $751,030              $707,084              $674,798              $635,939

Loan loss reserve at beginning of period                 $ 10,208              $ 10,704              $ 10,019              $  9,751

Charge-offs:
     Real estate loans                                         12                   156                   348                   575
     Commercial and industrial loans                          602                   794                 1,105                   370
     Loans to individuals                                     603                   423                   304                   427
     Home equity                                                -                     -                     -                     -
     Other                                                      -                     -                     -                     -
                                                         --------              --------              --------              --------
Total charge-offs:                                          1,217                 1,373                 1,757                 1,372
                                                         ========              ========              ========              ========

Recoveries:
     Real estate loans                                        143                    98                   857                   324
     Commercial and industrial loans                          223                   463                   440                   256
     Loans to individuals                                     174                   111                    93                   102
     Home equity                                                -                     -                     -                     -
     Other                                                      -                     -                     -                     -
                                                         --------              --------              --------              --------
Total recoveries:                                             540                   672                 1,390                   682
                                                         ========              ========              ========              ========

Net charge-offs:                                              677                   701                   367                   690

Additions to loan loss reserve                                763                   205                 1,052                   958

Loan loss reserve at end of period                       $ 10,294              $ 10,208              $ 10,704              $ 10,019
                                                         ========              ========              ========              ========


                                                 Loan type              Loan type             Loan type             Loan type
                                                    as %                  as %                  as %                  as %
Amount in reserve by category:                    of Loans              of Loans              of Loans              of Loans
                                                  --------              --------              --------              --------

Real estate loans                              57.3      $  3,515    57.3      $  2,370    59.0      $  2,571    63.2      $  2,358
Commercial and industrial loans                31.8         3,939    29.9         4,848    29.4         5,356    26.0         3,575
Loans to individuals                            8.9         1,455    10.7         1,401    10.1           848     9.7         1,049
All other loans                                 2.0            11     2.1            11     1.5            11     1.1            11
Unallocated portion                                         1,374                 1,578                 1,918                 3,026
                                                         --------              --------              --------              --------
     Total                                               $ 10,294              $ 10,208              $ 10,704              $ 10,019
                                                         ========              ========              ========              ========

Ratio of net charge-offs versus average loans                0.1%                  0.1%                  0.1%                  0.1%

                                                         1997
                                                         ----

Average amount of loans outstanding                      $617,082

Loan loss reserve at beginning of period                 $  9,282

Charge-offs:
     Real estate loans                                        552
     Commercial and industrial loans                          319
     Loans to individuals                                     286
     Home equity                                                -
     Other                                                      -
                                                         --------
Total charge-offs:                                          1,157
                                                         ========

Recoveries:
     Real estate loans                                        167
     Commercial and industrial loans                           78
     Loans to individuals                                      66
     Home equity                                                -
     Other                                                      5
                                                         --------
Total recoveries:                                             316
                                                         ========
Net charge-offs:                                              841

Additions to loan loss reserve                              1,310

Loan loss reserve at end of period                       $  9,751
                                                         ========


                                                 Loan type
                                                   as %
Amount in reserve by category:                   of Loans
                                                 --------

Real estate loans                              68.8      $  3,511
Commercial and industrial loans                21.8           610
Loans to individuals                            8.4           617
All other loans                                 1.0            11
Unallocated portion                                         5,002
                                                         --------
     Total                                               $  9,751
                                                         ========

Ratio of net charge-offs versus average loans                 0.1%


Total cash-basis and nonaccrual loans of $1,617 at December 31, 2001, were generally comprised of $242 in residential real estate loans, $617 in commercial real estate loans and $758 in commercial and other loans.

             UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES


                                                                      TABLE V. DEPOSITS
                                                                    (THOUSANDS OF DOLLARS)

                                                                    2001              2000             1999
                                                                    ----              ----             ----

A.  Average:            Noninterest-bearing demand deposits      $ 152,716         $ 150,911        $ 150,455

                        Interest checking                           99,644            90,785           86,583

                        Money Market savings                       208,268           188,394          158,014

                        Saving deposits                            134,073           134,450          140,313

                        Time deposits                              374,417           370,239          350,350
                                                                 ---------         ---------        ---------

                        TOTAL                                    $ 969,118         $ 934,779        $ 885,715
                                                                 =========         =========        =========


                                                                DUE 3 MONTHS        DUE 3 - 6       DUE 6 - 12        DUE OVER
B.  Year-end balance:   ($100 or more) outstanding as of           OR LESS           MONTHS           MONTHS         12 MONTHS
                        December 31, 2001                          -------           ------           ------         ---------

                        Certificates of deposit                  $  13,727         $   8,376        $  11,708         $ 4,056

                        Other time deposits                      $  10,308         $   1,829        $     528         $   649

Note: Univest and its subsidiaries do not have any foreign offices or foreign deposits

                 TABLE VI. RETURN ON EQUITY AND ASSETS (RATIOS)
                             (SHOWN AS PERCENTAGES)

                                                                   2001               2000            1999
                                                                   ----               ----            ----

Return on assets                                                    1.6               1.5             1.5

Return on equity                                                   16.1              16.1            15.4

Dividend payout ratio*                                             30.6              31.3            30.4

Equity to assets ratio                                              9.8               9.4             9.4

*The payout ratios have been restated to give effect to a 5% stock dividend paid May 1, 2000.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                        TABLE VII. SHORT TERM BORROWINGS
                             (Thousands of Dollars)


             LOANS AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE


                                                           2001               2000                1999
                                                           ----               ----                ----

Balance at December 31                                   $ 73,745           $ 67,370            $ 70,943

Weighted average interest rate at year end                   1.5%               3.7%                3.3%

Maximum amount outstanding at any month's end            $ 91,986           $ 71,830            $ 75,439

Average amount outstanding during the year               $ 75,386           $ 64,525            $ 67,612

Weighted average interest rate during the year               2.9%               3.5%                3.3%

ITEM 2.  PROPERTIES

         Univest and its subsidiaries occupy thirty-two properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices. Note 6, appearing on page 24 of the Annual Report to Shareholders (Exhibit 13), is hereby incorporated in this item.

ITEM 3.  LEGAL PROCEEDINGS

         There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 2002.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Incorporated by reference from the 2001 Annual Report to Shareholders (Exhibit 13), pages 46-47. Dividend and other restrictions are incorporated by reference from Note 16 of the 2001 Annual Report to Shareholders (Exhibit 13), pages 30 and 31. The number of shareholders as of February 28, 2002, was 2,060.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference from the 2001 Annual Report to Shareholders (Exhibit 13), page 36.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference from the 2001 Annual Report to Shareholders (Exhibit 13), pages 37 through 45. Dividend and other restrictions are incorporated by reference from Note 16 of the 2001 Annual Report to Shareholders (Exhibit 13), pages 30 and 31.

ITEM 7 (A). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference from the 2001 Annual Report to Shareholders (Exhibit 13), page 45.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated balance sheets of the registrant at December 31, 2001 and 2000, and consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2001, and the independent auditors' report thereon are incorporated by reference from the 2001 Annual Report to Shareholders (Exhibit 13), pages 13 through 16.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 2002.

         EXECUTIVE OFFICERS

         The names and ages of all executive officers of Univest are as follows:


                                                     PRINCIPAL OCCUPATION
         OFFICER           TITLE                     DURING PAST 5 YEARS                          AGE

William S. Aichele         President                 President and CEO of the                     51
                                                     Corporation and
                                                     Union National Bank

Marvin A. Anders           Chairman                  Chairman of the Corporation                  62
                                                     And Union National Bank

Norman L. Keller           Executive Vice            President and CEO of Pennview                64
                           President                 Savings Bank and Executive
                                                     Vice President of the Corporation

Wallace H. Bieler          Executive Vice            Executive Vice President                     56
                           President                 and CFO of the Corporation
                                                     and Union National Bank

K. Leon Moyer              Executive Vice            Executive Vice President                     52
                           President                 of the Corporation and
                                                     Union National Bank

There is no family relationship among any of the executive officers of Univest.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the registrant's definitive proxy statement for the annual meeting of shareholders on April 9, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2001, the Corporation and its subsidiaries paid $70,767 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, Director, is president of H. Mininger & Sons, Inc.

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

         (b) There were no reports on Form 8-K filed in the fourth quarter of 2001.
         (c) Exhibits - The response of this portion of item 14 is submitted as a separate section.
         (d)  Financial Statement Schedules - none.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  [ITEM 14(A)]

                                                                Annual Report
                                                                to Shareholders*
                                                                ----------------
Report of Independent Auditors                                        35

Consolidated balance sheets at                                        13
December 31, 2001 and 2000

Consolidated statements of income for each of the                     14
three years in the period ended December 31, 2001

Consolidated statements of changes in shareholders' equity            15
for each of the three years in the period ended
December 31, 2001

Consolidated statements of cash flows for                             16
each of the three years in the period ended
December 31, 2001

Notes to consolidated financial statements                            17-34


Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

* Refers to page numbers in the Annual Report to Shareholders for 2001 (Exhibit
13) which is incorporated by references.

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

UNIVEST CORPORATION OF PENNSYLVANIA
         Registrant

By:      /s/ Norman L. Keller
         ---------------------------------
         Norman L. Keller
         Secretary and Executive Vice President, March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s William S. Aichele                                    /s/ James L. Bergey
------------------------------------------------         ---------------------------------
William S. Aichele                                       James L. Bergey
President, CEO and Director, March 27, 2002              Director, March 27, 2002


/s/ Marvin A. Anders                                     /s/ H. Ray Mininger
------------------------------------------------         ---------------------------------
Marvin A. Anders                                         H. Ray Mininger
Chairman and Director, March 27, 2002                    Director, March 27, 2002


/s/ Wallace H. Bieler                                    /s/ Paul G. Shelly
------------------------------------------------         ---------------------------------
Wallace H. Bieler                                        Paul G. Shelly
Executive Vice President and CFO, March 27, 2002         Director, March 27, 2002


/s/ K. Leon Moyer                                        /s/ R. Lee Delp
------------------------------------------------         ---------------------------------
K. Leon Moyer                                            R. Lee Delp
Executive Vice President , March 27, 2002                Director, March 27, 2002


/s/ Charles H. Hoeflich                                  /s/ Thomas K. Leidy
------------------------------------------------         ---------------------------------
Charles H. Hoeflich                                      Thomas K. Leidy
Chairman Emeritus, March 27, 2002                        Director, March 27, 2002


/s/ Merrill S. Moyer                                     /s/ John U. Young
---------------------------------                        ---------------------------------
Merrill S. Moyer                                         John U. Young
Director, March 27, 2002                                 Director, March 27, 2002