Form 10-Q
period 2002-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2002-05-09
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended March 31, 2002
                                 --------------
                                       or

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
                                      ---    ---

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


Common Stock, $5 par value                                   6,953,946
--------------------------                                   ---------
   (Title of Class)                                (Number of shares outstanding
                                                             at 3/31/02)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         March 31, 2002 and December 31, 2001                             1

         Three Months Ended March 31, 2002 and 2001                       2

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001                       3

         Notes to Condensed Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II. Other Information:                                              18

                  Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)                 (SEE NOTE)
                                                                      March 31, 2002             December 31, 2001
                                                                      --------------             -----------------
                                                                                    (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                              $      27,335               $      39,107
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                                   9,815                      15,731

  INVESTMENT SECURITIES HELD-TO-MATURITY                                     101,822                     109,805
  (MARKET VALUE $103,988 AT 3/31/02
  AND $112,689 AT 12/31/01)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                   234,778                     238,053

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                    18,576                          64

  LOANS                                                                      802,564                     798,329
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                                   (10,633)                    (10,294)
                                                                       -------------               -------------
      NET LOANS                                                              791,931                     788,035

  OTHER ASSETS                                                                69,739                      69,918
                                                                       -------------               -------------
      TOTAL ASSETS                                                     $   1,253,996               $   1,260,713
                                                                       =============               =============

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                                $     159,249               $     166,254
  DEMAND DEPOSITS, INTEREST BEARING                                          318,552                     322,245
  SAVINGS DEPOSITS                                                           151,977                     139,449
  TIME DEPOSITS                                                              376,332                     370,189
                                                                       -------------               -------------
    TOTAL DEPOSITS                                                         1,006,110                     998,137

  SHORT-TERM BORROWINGS                                                       79,501                      91,600
  OTHER LIABILITIES                                                           23,173                      25,321
  LONG-TERM DEBT                                                              24,075                      24,075
                                                                       -------------               -------------
    TOTAL LIABILITIES                                                      1,132,859                   1,139,133

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                41,037                      41,037
  ADDITIONAL PAID-IN CAPITAL                                                  20,912                      20,912
  RETAINED EARNINGS                                                           92,917                      89,688
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                       1,771                       3,070
  TREASURY STOCK                                                             (35,500)                    (33,127)
                                                                       -------------               -------------
    TOTAL SHAREHOLDERS' EQUITY                                               121,137                     121,580
                                                                       -------------               -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   1,253,996               $   1,260,713
                                                                       =============               =============

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31

                                                               2002                    2001

                                                           (In thousands, except per share data)

INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                     $    12,521              $    14,097
    EXEMPT FROM FEDERAL INCOME TAXES                               823                      823
                                                           -----------              -----------
      TOTAL INTEREST AND FEES ON LOANS                          13,344                   14,920

  INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                       4,944                    4,943
  OTHER INTEREST INCOME                                             40                      385
                                                           -----------              -----------
      TOTAL INTEREST INCOME                                     18,328                   20,248
                                                           -----------              -----------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                           6,133                    8,472
  OTHER INTEREST EXPENSE                                           674                      990
                                                           -----------              -----------
      TOTAL INTEREST EXPENSE                                     6,807                    9,462
                                                           -----------              -----------

NET INTEREST INCOME                                             11,521                   10,786
PROVISION FOR LOAN LOSSES                                          391                       15
                                                           -----------              -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                               11,130                   10,771

NONINTEREST INCOME
  TRUST                                                          1,037                    1,175
  SERVICE CHARGES ON DEPOSIT ACCOUNTS                            1,387                    1,187
  COMMISSION INCOME                                              1,173                      657
  OTHER INCOME                                                   1,528                    1,206
                                                           -----------              -----------
      TOTAL NONINTEREST INCOME                                   5,125                    4,225

NONINTEREST EXPENSE
  SALARIES AND BENEFITS                                          5,515                    5,382
  NET OCCUPANCY                                                    733                      704
  EQUIPMENT                                                        385                      389
  OTHER EXPENSES                                                 2,952                    2,889
                                                           -----------              -----------
      TOTAL NONINTEREST EXPENSE                                  9,585                    9,364
                                                           -----------              -----------

INCOME BEFORE INCOME TAXES                                       6,670                    5,632

INCOME TAXES                                                     1,807                    1,471
                                                           -----------              -----------

NET INCOME                                                 $     4,863              $     4,161
                                                           ===========              ============

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                    $     0.70              $      0.58
   DILUTED                                                  $     0.69              $      0.58
CASH DIVIDENDS DECLARED PER SHARE                           $     0.23              $      0.19


UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Three Months Ended

                                                                                        March 31, 2002     March 31, 2001
                                                                                        --------------     --------------

                                                                                                   (in thousands)
Cash flows from operating activities:
  Net income                                                                            $       4,863       $      4,161
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                        339                 19
    Depreciation of premises and equipment                                                        504                654
    Discount accretion on investment securities                                                   (77)              (156)
    Deferred tax benefit                                                                          (68)              (387)
    Realized gains on investment securities                                                         -                (26)
    Realized gains on sales of mortgages                                                          (21)               (18)
    Increase (decrease) in net deferred loan fees                                                  30               (362)
    Increase in interest receivable and other assets                                              (73)              (380)
    Decrease in accrued expenses and other liabilities                                         (1,506)            (1,663)
                                                                                        -------------       ------------
    Net cash provided by operating activities                                                   3,991              1,842


Cash flows from investing activities:
  Proceeds from maturing securities held-to-maturity                                            8,018             39,256
  Proceeds from maturing securities available-for-sale                                         10,753             16,354
  Proceeds from sales of securities available-for-sale                                          5,998              3,594
  Purchases of investment securities held-to-maturity                                               -            (28,065)
  Purchases of investment securities available-for-sale                                       (15,216)            (3,038)
  Decrease (increase) in interest-bearing deposits                                              5,916             (4,775)
  Net increase in federal funds sold and
      other short-term investments                                                            (18,512)           (13,836)
  Proceeds from sales of mortgages                                                              2,202              1,143
  Net increase in loans                                                                        (6,446)           (13,580)
  Capital expenditures                                                                           (468)              (360)
                                                                                        -------------       ------------
  Net cash used in investing activities                                                        (7,755)            (3,307)


Cash flows from financing activities:
  Net increase (decrease) in deposits                                                           7,973             (2,724)
  Net (decrease) increase in short-term borrowings                                            (12,099)             4,689
  Repayment of long-term debt                                                                       -             (3,500)
  Proceeds from long-term debt                                                                      -              5,000
  Purchases of treasury stock                                                                  (3,024)            (4,076)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                304                293
  Proceeds from exercise of stock options                                                         320                131
  Cash dividends                                                                               (1,482)            (1,394)
                                                                                        -------------       ------------
  Net cash used in financing activities                                                        (8,008)            (1,581)


  Net decrease in cash and due from banks                                                     (11,772)            (3,046)
  Cash and due from banks at beginning of period                                               39,107             40,517
                                                                                        -------------       ------------
  Cash and due from banks at end of period                                              $      27,335       $     37,471
                                                                                        =============       ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                   $7,181             $9,266

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                           Three Months
                                                          Ended March 31

                                                         2002        2001
                                                         ----        ----
Numerator:

    Net income                                          $4,863      $4,161
  Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                         4,863       4,161

Denominator:

     Denominator for basic earnings per share-
     weighted-average shares outstanding                 6,994       7,207

      Effect of dilutive securities:
         Employee stock options                             64          18
                                                       -------------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                         7,058       7,225
                                                         =================

Basic earnings per share                               $   .70     $   .58
                                                       ===================

Diluted earnings per share                             $   .69     $   .58
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

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

                                                         Three Months
                                                        Ended March 31
                                                      2002         2001
                                                      ----         ----
                                                        (in thousands)
Net income                                          $4,863        $4,161
Accumulated (loss) gain on cash flow hedge            (140)          193
Change in unrealized (loss) gain on available-
  for-sale investment securities                    (1,159)        1,434
                                                    ------        ------
Total comprehensive income                          $3,564        $5,788
                                                    ======        ======

Note 4.  Recent Accounting Pronouncements

On January 1, 2002, the Corporation adopted Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional impairment tests and no impairment was noted. The Corporation will be required to perform goodwill impairment tests at least on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has a covenant not to compete, intangible assets due to branch acquisitions and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets for the three months ended March 31, 2002 was $79. The Corporation also has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset and will not be amortized.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ending December 31, is:

                               Year        Amount
                               ----        ------
                               2002         $302
                               2003         $232
                               2004         $231
                               2005         $229
                               2006         $225

The following table reflects the components of intangible assets as of March 31, 2002 and December 31, 2001:

                                                       March 31, 2002                       December 31, 2001
                                                                         (in thousands)
                                              Gross Carrying       Accumulated      Gross Carrying       Accumulated
                                                 Amount           Amortization         Amount           Amortization
                                             ---------------------------------     ---------------------------------
Non-amortized intangible assets:
      Goodwill                                $      9,144        $      2,845      $     8,635         $      2,845

Amortized intangible assets:
      Covenants not to compete                         200                  13              200                    3
      Branch acquisitions                            2,951               1,952            2,951                1,888
      Mortgage servicing rights                        747                  46              719                   41

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:


                                                                                       Three Months Ended March 31

                                                                                       2002                   2001

                                                                                   (In thousands, except per share data)

Net interest income after provision for loan losses                                    11,130                 10,771

Total noninterest income                                                                5,125                  4,225

Adjusted noninterest expense                                                            9,585                  9,248
                                                                                    ---------              ---------

Adjusted income before income taxes                                                     6,670                  5,748

Applicable income taxes                                                                 1,807                  1,471
                                                                                    ---------              ---------

Adjusted net income                                                                 $   4,863              $   4,277
                                                                                    =========              =========

Add back: Goodwill amortization, net of income tax benefit of $5                    $       -              $    (116)
                                                                                    ---------              ---------

Net income, as reported                                                             $   4,863              $   4,161
                                                                                    =========              =========

Per common share data:

Net income per share:
  Basic as adjusted                                                                 $    0.68              $    0.59
  Goodwill amortization                                                             $       -              $   (0.01)
  Basic as reported                                                                 $    0.68              $    0.58

  Diluted as adjusted                                                               $    0.67              $    0.59
  Goodwill amortization                                                             $       -              $   (0.01)
  Diluted as reported                                                               $    0.67              $    0.58


Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NET INCOME

      Net income increased $0.7 million from $4.2 million for the three months ended March 31, 2001 to $4.9 million for the three months ended March 31, 2002. The net income growth was due mainly to a decrease in interest expense and an increase in noninterest income that was offset by an increase in other operating expenses and income taxes.


NET INTEREST INCOME

      Interest and fees on loans decreased $1.6 million from $14.9 million for the three months ended March 31, 2001 to $13.3 million for the three months ended March 31, 2002. There was average loan volume growth in commercial loans that was offset by a decrease in rate. Mortgage and fixed rate consumer loans also increased in volume. The prime rate, which is an important factor of the banks' loan interest income, averaged 4.75% for the first quarter 2002 compared to 8.50% for the first quarter 2001.

      Interest on investment securities remained constant at $4.9 million for the three months ended March 31, 2001 and March 31, 2002.

      Other interest income decreased $0.3 million for the three-month period ended March 31, 2002 due to a decrease in average federal funds sold volume. At March 31, 2001, the volume of federal funds sold was $30.0 million compared to $18.6 million at March 31, 2002.

      Interest expense decreased $2.7 million from $9.5 million for the three months ended March 31, 2001 to $6.8 million for the three-month period ended March 31, 2002. The decrease is primarily attributed to volume growth offset by a decline in average rate. Savings accounts and certificates of deposit volumes continue to grow while non interest-bearing deposits declined.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The three months ended March 31, 2002 shows net interest income of $11.5 million, which is an increase of $0.7 million compared to the $10.8 million recorded for the three months ended March 31, 2001. Average interest-earning assets increased by $54.1 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Average interest-bearing liabilities increased $46.6 million for the three months ended March 31, 2002 as compared to the same period in 2001. Interest-earning assets yield declined from 7.4% to 6.4%. The average rate paid on interest-bearing liabilities decreased 130 basis points. The net interest margin increased to 4.0%.

      The following table demonstrates the aforementioned effects:

                                             THREE MONTHS ENDED
                                             ------------------
                                     3/31/02                   3/31/01
                                     -------                   -------
                                AVG. BALANCE RATE          AVG. BALANCE RATE
                               --------------------       --------------------

Interest-Earning Assets        $1,147,745      6.4%       $1,093,609      7.4%

Interest-Bearing Liabilities      944,404      2.9%          897,826      4.2%


Net Interest Income                11,521                     10,786

Net Interest Spread                            3.5%                       3.2%

Net Interest Margin                            4.0%                       3.9%

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

      At March 31, 2002, March 31, 2001 and December 31, 2001, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were all $30.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest-rate swaps outstanding at March 31, 2002 expire as follows:
$10.0 million in notional principal amount in second quarter 2003, $10.0 million in third quarter 2003 and $10.0 million in first quarter 2004. The impact of interest-rate swaps on net interest income for the quarter ended March 31, 2002 was a positive $208 thousand as compared to a positive $7 thousand for the quarter ended March 31, 2001. The income of the swaps increased by the same amount as the decrease in income on the floating loans being hedged. Both resulted from a decline in the prime rate.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 2002, the market value of interest-rate swaps in a favorable position was $294 thousand and the market value of interest-rate swaps in an unfavorable position was $45 thousand. As of March 31, 2001, the market value of interest-rate swaps in a favorable position was $197 thousand and the market value of interest-rate swaps in an unfavorable position was $4 thousand. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

ASSET QUALITY

      The reserve for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating possible loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

      The reserve for possible loan losses consists of two elements:

(1) an allocated reserve, which is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience and current trends.
(2) unallocated reserves based on both general economic conditions and other risk factors in the Corporation's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

      The specific reserve element is based on a regular analysis of impaired commercial and real estate loans. The specific reserve established for these loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

      The class reserve element is determined by an internal loan grading process in conjunction with associated allowance factors. The Corporation revises the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

      The Corporation maintains an unallocated reserve to recognize the existence of credit exposures that are probable within the loan portfolio although currently are undetected. There are many factors considered such as the inherent delay in obtaining information regarding a customer's financial condition or changes in their business condition, the judgmental nature of loan evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments.

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

      The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provision for the quarter ended March 31, 2002, was $0.4 million and for the quarter ended March 31, 2001 was $0.02 million.

      At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.9 million, all of which were on a nonaccrual basis. The related reserve for credit losses for those loans was $0.3 million. At March 31, 2001, the recorded investment in loans considered to be impaired was $2.5 million, all of which were on a nonaccrual basis. The related reserve for credit losses for these loans was $0.8 million.

      When a loan, including a loan impaired under SFAS No. 114, is classified as nonaccrual, the accrual of interest on such loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years are charged against "other expense." Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Cash basis, nonaccrual and restructured loans at March 31, 2002 total $4.0 million and consist mainly of commercial loans, real estate related commercial loans and $0.1 million of first residential mortgage loans that are over 90 days delinquent. The total of cash basis, nonaccrual and restructured loans at March 31, 2001 was $2.5 million. For the quarter ended March 31, 2002, nonaccrual loans resulted in lost interest income of $37 thousand as compared to $68 thousand at March 31, 2001. At March 31, 2002, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At March 31, 2002 and December 31, 2001, the reserve for possible loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001. .

      At March 31, 2002, March 31, 2001 and December 31, 2001, the Corporation had no Other Real Estate Owned ("OREO"). This amount is recorded in "Other Assets" at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

NONINTEREST INCOME

      Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Total noninterest income increased $0.9 million or 21.4% from $4.2 million for the three months ended March 31, 2001 to $5.1 million for the three months ended March 31, 2002. The growth is primarily attributed to an increase in commission income, and the cash surrender values of bank owned life insurance policies.

      Trust income declined $0.2 million from $1.2 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. Although there was growth in the number of trust accounts this was partly offset by a decline in the market value of assets under management. This had an adverse effect on trust management fees.

      Service charges on deposit accounts increased $0.2 million from $1.2 million for the three months ended March 31, 2001 to $1.4 million for the three months ended March 31, 2002. Due to declining balances in commercial accounts, service charges increased and nonsufficient funds fees increased.

      Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income increased $0.5 million from $0.7 million for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002. The growth is primarily due to the acquisition of the Gum Insurance Agency in December 2001.

      Other income increased $0.3 million from $1.2 million for the three months ended March 31, 2001 to $1.5 million for the three months ended March 31, 2002. This growth was due to an increase in the cash surrender values of bank owned life insurance policies and continued debit card usage that generated additional fees from the card origination system.

NONINTEREST EXPENSE

      The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses increased from $9.4 million for the quarter ended March 31, 2001 to $9.6 million for the quarter ended March 31, 2002. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased. Loan processing fee expenses increased due to the consumer loan promotions that waived these pass-through fees. Other expenses such as MAC fees, printing, and contributions also increased while goodwill expense decreased due to the Corporation's adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

TAX PROVISION

      The provision for income taxes was $1.8 million for the quarter ended March 31, 2002 and $1.5 million for the quarter ended March 31, 2001. The effective tax rates were 27.1% and 26.1% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate is primarily the result of the tax-exempt income on the Corporation's loans, investments and bank-owned life insurance growing more slowly than the Corporation's pre-tax income.

CRITICAL ACCOUNTING POLICIES

      Management, in order to prepare Univest's financial statements in conformity with Generally Accepted Accounting Principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially effect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions.

      Reserves for possible loan losses uses techniques that specifically identify projected losses on impaired loans, estimate probable losses on pools of homogeneous loans, and estimate the amount of unallocated reserve necessary to account for probable losses that are present in the loan portfolio but not yet currently identifiable. The adequacy of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation's results of operation and statements of financial condition in the periods requiring additional reserves.

      The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the company but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

      Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of Pennview Savings Bank, Univest Investments, Univest Insurance, and several bank branches. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which takes effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

      Univest designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management's intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

      Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities." This means the value of the rights is recognized as a separate asset when the related mortgages are sold. The value of the mortgage servicing rights is the estimated present value of the cash flows that will be received from the current owner of the mortgage over its entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. When mortgage rates being offered to the public decrease, the life of mortgage servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

      The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation's report of operation or statement of financial condition.

      Readers of the Corporation's financial statements should be aware that the estimates and assumptions used in the Corporation's current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

FINANCIAL CONDITION

      Total assets decreased $6.7 million or 0.5% from $1,260.7 million at December 31, 2001 to $1,254.0 million at March 31, 2002 primarily due to a decrease in cash and due from banks. Prepayments on the mortgage-backed securities, due to the lower rates, caused the decline in investment securities. These maturing securities provided funds for the increase in loans and federal funds sold.

      Total liabilities decreased $6.2 million or 0.5% from $1,139.1 million at December 31, 2001 to $1,132.9 million at March 31, 2002. Total deposits increased from $998.1 million at December 31, 2001 to $1,006.1 million at March 31, 2002 due primarily to growth in the savings accounts and certificates of deposit. Short-term borrowings decreased $12.1 million from $91.6 million at December 31, 2001 to $79.5 million at March 31, 2002 due to the decline in the corporate sweep accounts. Other liabilities decreased $2.1 million primarily due to the purchase of securities of $1.1 million that will settle in April compared to securities of $4.1 million purchased in December 2001 that settled in January 2002.

      Shareholders' equity decreased to $121.1 million at March 31, 2002 from $121.6 million at December 31, 2001. Treasury stock increased to $35.5 million at March 31, 2002 from $33.1 million at December 31, 2001. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or approximately 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 66,998. Book value per share increased from $17.32 at December 31, 2001 to $17.42 at March 31, 2002, an increase of $0.10 per share or 0.6%.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The accumulated other comprehensive income, related to debt securities, of $1.6 million, net of taxes, has been included in shareholders' equity as of March 31, 2002. At December 31, 2001, the accumulated other comprehensive income, related to debt securities, included in shareholders' equity was $2.8 million, net of taxes.

      As of January 1, 2001, the Corporation adopted SFAS No. 133, as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The accumulated other comprehensive income, related to interest-rate swaps, of $0.2 million, net of taxes, has been included in shareholders' equity as of March 31, 2002. The accumulated other comprehensive income, related to interest-rate swaps, of $0.3 million, net of taxes, has been included in shareholders' equity as of December 31, 2001.

MARKET RISK

      No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Corporation adopted Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional impairment tests and no impairment was noted. The Corporation will be required to perform goodwill impairment tests at least on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:


                                                                                       Three Months Ended March 31

                                                                                       2002                   2001

                                                                                   (In thousands, except per share data)

Net interest income after provision for loan losses                                    11,130                 10,771

Total noninterest income                                                                5,125                  4,225

Adjusted noninterest expense                                                            9,585                  9,248
                                                                                    ---------              ---------

Adjusted income before income taxes                                                     6,670                  5,748

Applicable income taxes                                                                 1,807                  1,471
                                                                                    ---------              ---------

Adjusted net income                                                                 $   4,863              $   4,277
                                                                                    =========              =========

Add back: Goodwill amortization, net of income tax benefit of $5                    $       -              $    (116)
                                                                                    ---------              ---------

Net income, as reported                                                             $   4,863              $   4,161
                                                                                    =========              =========

Per common share data:

Net income per share:
  Basic as adjusted                                                                 $    0.68              $    0.59
  Goodwill amortization                                                             $       -              $   (0.01)
  Basic as reported                                                                 $    0.68              $    0.58

  Diluted as adjusted                                                               $    0.67              $    0.59
  Goodwill amortization                                                             $       -              $   (0.01)
  Diluted as reported                                                               $    0.67              $    0.58


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





                                        Univest Corporation of Pennsylvania
                                        -----------------------------------
                                                 (Registrant)



Date:    4/15/02                        /s/ William S. Aichele
         -------                        -------------------------------------
                                        William S. Aichele, President
                                        and Chief Executive Officer



Date:    4/15/02                        /s/ Wallace H. Bieler
         -------                        -------------------------------------
                                        Wallace H. Bieler, Executive Vice
                                        President and Chief Financial Officer