Form 10-Q
period 2002-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2002-08-07
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended JUNE 30, 2002 or

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 Par Value                                   6,916,514
--------------------------                                   ---------
     (Title of Class)                              (Number of shares outstanding
                                                             at 6/30/02)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                    Page Number
                                                                    -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001                              1

         Condensed Consolidated Statements of Income
         Three and Six Months Ended June 30, 2002 and 2001                2

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001                          3

         Notes to Condensed Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II.  Other Information:                                             19

                  Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (UNAUDITED)              (SEE NOTE)
                                                                      June 30, 2002         December 31, 2001
                                                                    -----------------       -----------------
                                                                                 (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                           $          58,201       $          39,107
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                                    2,711                  15,731

  INVESTMENT SECURITIES HELD-TO-MATURITY                                      109,804                 109,805
  (MARKET VALUE $112,980 AT 6/30/02
  AND $112,689 AT 12/31/01)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                    244,613                 238,053

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                        198                      64

  LOANS                                                                       819,234                 798,329
    LESS:  RESERVE FOR POSSIBLE LOAN LOSSES                                   (10,524)                (10,294)
                                                                    -----------------       -----------------
      NET LOANS                                                               808,710                 788,035

  OTHER ASSETS                                                                 69,218                  69,918
                                                                    -----------------       -----------------
      TOTAL ASSETS                                                  $       1,293,455       $       1,260,713
                                                                    =================       =================

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                             $         170,930       $         166,254
  DEMAND DEPOSITS, INTEREST BEARING                                           328,322                 322,245
  SAVINGS DEPOSITS                                                            159,769                 139,449
  TIME DEPOSITS                                                               373,853                 370,189
                                                                    -----------------       -----------------
    TOTAL DEPOSITS                                                          1,032,874                 998,137

  SHORT-TERM BORROWINGS                                                        82,217                  91,600
  OTHER LIABILITIES                                                            21,202                  25,321
  LONG-TERM DEBT                                                               31,075                  24,075
                                                                    -----------------       -----------------
    TOTAL LIABILITIES                                                       1,167,368               1,139,133

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                                 41,037                  41,037
  ADDITIONAL PAID-IN CAPITAL                                                   20,912                  20,912
  RETAINED EARNINGS                                                            96,401                  89,688
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                        4,593                   3,070
  TREASURY STOCK                                                              (36,856)                (33,127)
                                                                    -----------------       -----------------
    TOTAL SHAREHOLDERS' EQUITY                                                126,087                 121,580
                                                                    -----------------       -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       1,293,455       $       1,260,713
                                                                    =================       =================

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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS                  SIX MONTHS
                                                                ENDED JUNE 30                ENDED JUNE 30
                                                            2002           2001           2002          2001

                                                                  (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                   $  12,679      $  13,862      $  25,200    $  27,959
    EXEMPT FROM FEDERAL INCOME TAXES                           805            822          1,628        1,645
                                                         ---------      ---------      ---------    ---------
      TOTAL INTEREST AND FEES ON LOANS                      13,484         14,684         26,828       29,604

INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                   4,823          4,900          9,767        9,843
     OTHER INTEREST INCOME                                      76            400            116          785
                                                         ---------      ---------      ---------    ---------
      TOTAL INTEREST INCOME                                 18,383         19,984         36,711       40,232
                                                         ---------      ---------      ---------    ---------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                       6,108          8,062         12,241       16,534
  OTHER INTEREST EXPENSE                                       651          1,011          1,325        2,001
                                                         ---------      ---------      ---------    ---------
      TOTAL INTEREST EXPENSE                                 6,759          9,073         13,566       18,535
                                                         ---------      ---------      ---------    ---------

NET INTEREST INCOME                                         11,624         10,911         23,145       21,697
PROVISION FOR LOAN LOSSES                                      391            216            782          231
                                                         ---------      ---------      ---------    ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           11,233         10,695         22,363       21,466

NONINTEREST INCOME
  TRUST                                                      1,065          1,175          2,102        2,350
  SERVICE CHARGES ON DEPOSIT ACCOUNTS                        1,367          1,264          2,754        2,451
  COMMISSION INCOME                                          1,158            576          2,331        1,233
  OTHER INCOME                                               1,503          1,664          3,031        2,870
                                                         ---------      ---------      ---------    ---------
      TOTAL NONINTEREST INCOME                               5,093          4,679         10,218        8,904

NONINTEREST EXPENSE
  SALARIES AND BENEFITS                                      5,478          4,691         10,993       10,073
  NET OCCUPANCY                                                724            683          1,457        1,387
  EQUIPMENT                                                    375            351            760          740
  OTHER EXPENSES                                             2,722          2,842          5,674        5,731
                                                         ---------      ---------      ---------    ---------
      TOTAL NONINTEREST EXPENSE                              9,299          8,567         18,884       17,931
                                                         ---------      ---------      ---------    ---------

INCOME BEFORE INCOME TAXES                                   7,027          6,807         13,697       12,439

INCOME TAXES                                                 1,872          1,793          3,679        3,264
                                                         ---------      ---------      ---------    ---------

NET INCOME                                               $   5,155      $   5,014      $  10,018    $   9,175
                                                         =========      =========      =========    =========

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                 $    0.74      $    0.70      $    1.44    $    1.28
   DILUTED                                               $    0.74      $    0.70      $    1.43    $    1.27
CASH DIVIDENDS DECLARED PER SHARE                        $    0.23      $    0.21      $    0.46    $    0.40

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)


                                                                                                Six Months Ended

                                                                                        June 30, 2002     June 30, 2001
                                                                                        -------------     -------------

                                                                                                 (in thousands)
Cash flows from operating activities:
  Net income                                                                            $      10,018     $       9,175
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                        230                46
    Depreciation of premises and equipment                                                      1,003             1,281
    Discount accretion on investment securities                                                  (135)             (381)
    Deferred tax benefit                                                                         (403)             (499)
    Realized gains on investment securities                                                      (355)             (102)
    Realized gains on sales of mortgages                                                          (23)              (40)
    (Decrease) increase in net deferred loan fees                                                 (40)              302
    Decrease in interest receivable and other assets                                              952               563
    (Decrease) increase in accrued expenses and other liabilities                              (4,641)            4,063
                                                                                        -------------     -------------
    Net cash provided by operating activities                                                   6,606            14,408

Cash flows from investing activities:
  Proceeds from maturing securities held-to-maturity                                           12,058           106,249
  Proceeds from maturing securities available-for-sale                                         27,930            28,758
  Proceeds from sales of securities available-for-sale                                         15,347             5,661
  Purchases of investment securities held-to-maturity                                         (11,988)          (73,202)
  Purchases of investment securities available-for-sale                                       (47,149)          (58,494)
  Decrease (increase) in interest-bearing deposits                                             13,020            (8,448)
  Net (increase) decrease in federal funds sold and
      other short-term investments                                                               (134)           16,091
  Proceeds from sales of mortgages                                                              3,147             4,352
  Net increase in loans                                                                       (23,989)          (32,561)
  Capital expenditures                                                                         (1,182)           (1,404)
                                                                                        -------------     -------------
  Net cash used in investing activities                                                       (12,940)          (12,998)


Cash flows from financing activities:
  Net increase in deposits                                                                     34,737             1,666
  Net (decrease) increase in short-term borrowings                                             (9,383)            8,225
  Repayment of long-term debt                                                                       -            (7,000)
  Proceeds from long-term debt                                                                  7,000             5,000
  Purchases of treasury stock                                                                  (4,932)           (5,243)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                621               594
  Proceeds from exercise of stock options                                                         475               207
  Cash dividends                                                                               (3,090)           (2,757)
                                                                                        -------------     -------------
  Net cash provided by financing activities                                                    25,428               692


  Net increase in cash and due from banks                                                      19,094             2,102
  Cash and due from banks at beginning of period                                               39,107            40,517
                                                                                        -------------     -------------
  Cash and due from banks at end of period                                              $      58,201     $      42,619
                                                                                        =============     =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $      13,362     $      17,999

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                    For the Three Months      For the Six Months
                                                       Ended June 30            Ended June 30

                                                      2002      2001         2002         2001
                                                      ----      ----         -----        ----
Numerator:

    Net Income                                      $5,155     $5,014       $10,018      $9,175
    Numerator for basic and diluted earnings per
    share - income available to common
    shareholders                                     5,155      5,014        10,018       9,175

Denominator:



     Denominator for basic earnings per share-
     weighted-average shares outstanding             6,934      7,150         6,964       7,178

      Effect of dilutive securities:
         Employee stock options                         67         33            66          37
                                                     ----------------         -----------------

     Denominator for diluted earnings per share
     adjusted weighted-average shares
     outstanding                                     7,001      7,183         7,030       7,215
                                                     ================         =================

Basic earnings per share                             $ .74     $  .70         $1.44      $ 1.28
                                                     ================         =================

Diluted earnings per share                           $ .74     $  .70         $1.43      $ 1.27
                                                     ================         =================

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


The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:


                                                       Three Months              Six Months
                                                       Ended June 30            Ended June 30
                                                     2002       2001          2002        2001
                                                     ----       ----          ----        ----
                                                                 (in thousands)
Net income                                          $5,155     $5,014       $10,018      $9,175
Accumulated gain on cash flow hedge                    188        (48)           48         145
Change in unrealized gain (loss) on available
  for sale investment securities                     2,634       (291)        1,475       1,143
                                                     -----        ---         -----       -----
Total comprehensive income                          $7,977     $4,675       $11,541     $10,463
                                                    ======     ======       =======     =======

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

The Corporation has a covenant not to compete, intangible assets due to branch acquisitions and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets for the six months ended June 30, 2002 was $157. The Corporation also has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset and will not be amortized.

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


The following table reflects the components of intangible assets as of June 30, 2002 and December 31, 2001:


                                                        June 30, 2002                   December 31, 2001
                                                                        (in thousands)

                                               Gross Carrying    Accumulated     Gross Carrying    Accumulated
                                                   Amount       Amortization         Amount       Amortization
                                               -----------------------------     -----------------------------

Non-amortized intangible assets:
     Goodwill                                      $ 9,144         $ 2,845           $ 8,635         $ 2,845

Amortized intangible assets:
Covenants not to compete                               200              23               200               3
Branch acquisitions                                  2,951           2,016             2,951           1,888
Mortgage servicing rights                              763              50               719              41

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:


                                                   For the three months ended June 30    For the six months ended June 30

                                                          2002            2001                 2002              2001

                                                           (In thousands, except per share data)

Net income, as reported                                 $  5,155       $  5,014              $ 10,018          $ 9,175
Add back:  Goodwill amortization, net of income
  tax benefit of $6 and $11 respectively                       -            117                     -              233
                                                            ----           ----                  ----              ---
Adjusted net income                                     $  5,155       $  5,131              $ 10,018          $ 9,408


Per common share data:
Net income per share:
  Basic as reported                                     $   0.74       $   0.70               $  1.44          $  1.28
  Goodwill amortization                                 $      -       $   0.02               $     -          $  0.03
  Adjusted basic earnings per share                     $   0.74       $   0.72               $  1.44          $  1.31

  Diluted as reported                                   $   0.74       $   0.70               $  1.43          $  1.27
  Goodwill amortization                                 $      -       $   0.01               $     -          $  0.04
  Adjusted diluted earnings per share                   $   0.74       $   0.71               $  1.43          $  1.31

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


NET INCOME

      Net income increased 4.0% or $0.2 million from $5.0 million for the three months ended June 30, 2001 to $5.2 million for the three months ended June 30, 2002. Net income for the six months ended June 30, 2002 increased 8.7% or $0.8 million from $9.2 million for the six months ended June 30, 2001 to $10.0 million for the six months ended June 30, 2002. The net income growth for the three and six months ended June 30, 2002 was due to an increase in noninterest income and a decrease in interest expense offset by increases in the loan loss provision, operating expenses and income taxes.


NET INTEREST INCOME

      Interest and fees on loans for the three months ended June 30, 2002 decreased $1.2 million from $14.7 million at June 30, 2001 to $13.5 million at June 30, 2002. There was average loan volume growth in commercial loans that was offset by a decrease in rate. Mortgage loans increased due to a purchase of $12.2 million of jumbo mortgages. The prime rate, which is an important factor of the Banks' loan interest income, averaged 4.75% for the second quarter 2002 compared to 7.1% for the second quarter 2001. For the six months ended June 30, 2002, interest and fees on loans decreased $2.8 million from $29.6 million at June 30, 2001 to $26.8 million at June 30, 2002. There was growth in the average commercial loan volume offset by a decrease in rate. Fixed rate consumer loans increased in average volume and mortgage loans increased due to the purchase of jumbo mortgages. Prime rate averaged 4.75% for the six months ended June 2002 compared to 7.8% for the six months ended June 2001.

      Interest on investment securities decreased $0.1 million from $4.9 million for the three-month period ended June 30, 2001 to $4.8 million for the three-month period ended June 30, 2002. Interest on investments remained constant at $9.8 million for the six months ended June 30, 2001 and June 30, 2002.

      Other interest income decreased $0.3 million for the three-month period ended June 30, 2002 and decreased $0.7 million for the six-month period ended June 30, 2002 This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

      Interest expense decreased $2.3 million from $9.1 million for the three months ended June 30, 2001 to $6.8 million for the three-month period ended June 30, 2002.

Interest expense decreased $4.9 million from $18.5 million for the six months ended June 30, 2001 to $13.6 million for the six-month period ended June 30, 2002. The decrease in both periods is primarily attributed to volume growth in all of the deposit type of accounts offset by declines in the average rates.

      The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities affect the amount of net interest income. The six months ended June 30, 2002 shows net interest income of $23.1 million, which is an increase of $1.4 million compared to the $21.7 million recorded for the six months ended June 30, 2001. Average interest earning assets increased by $54.2 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average interest bearing liabilities increased $44.5 million for the six months ended June 30, 2002 as compared to the same period in 2001. Interest earning asset yields that decreased 1.0% compared to last year along with a decrease of 1.3% paid on interest-bearing liabilities increased the net interest spread to 3.5%. The net interest margin increased to 4.0%.

      The following table demonstrates the aforementioned effects:

                                                SIX MONTHS ENDED
                                       6/30/02                    6/30/01
                                       -------                    -------
                                  AVG. BALANCE RATE         AVG. BALANCE RATE
                                  -----------------         -----------------

Interest Earnings Assets       $1,160,014       6.3%      $1,105,823     7.3%

Interest Bearing Liabilities      953,157       2.8%         908,679     4.1%

Net Interest Income                23,145                     21,697

Net Interest Spread                             3.5%                     3.2%

Net Interest Margin                             4.0%                     3.9%

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

      At June 30, 2002, June 30, 2001 and December 31, 2001, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding were $30.0 million, $20.0 million and $30.0 million respectively. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at June 30, 2002 expire as follows: $10.0 million in second quarter 2003, $10.0 million in third quarter 2003 and $10.0 million in first quarter 2004. The impact of interest rate swaps on net interest income for the quarter ended June 30, 2002 was a positive $170 thousand as compared to a positive $92 thousand for the quarter ended June 30, 2001. For the six months ended June 30, 2002 the impact was a positive $378 thousand as compared to a positive $99 thousand for the six months ended June 30, 2001. The income of the swaps increased by the same amount as the decrease in income on the floating loans being hedged. Both resulted from a decline in the prime rate.

      The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 2002, the market value of interest-rate swaps in a favorable position was $539 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of June 30, 2001, the market value of interest-rate swaps in a favorable position was $222 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.


ASSET QUALITY

      The reserve for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating possible loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The reserve for possible loan losses consists of two elements:
1- an allocated reserve, which is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience and current trends.
2- unallocated reserves based on both general economic conditions and other risk factors in the Corporation's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

      The specific reserve element is based on a regular analysis of impaired commercial and real estate loans. The specific reserves established for these loans are based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

      The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provisions for possible loan losses for the three months ended June 30, 2002, were $0.4 million and for the six months ended June 30, 2002 were $0.8 million. For both the three and six months ended June 30, 2001, the provisions were $0.2 million. The provisions for possible loan losses were increased due to the growth of the loan portfolio and current economic conditions.

      At June 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.2 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.7 million. At June 30, 2001, the recorded investment in loans considered to be impaired was $3.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for these loans was $1.3 million.

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

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Cash basis, non-accrual and restructured loans at June 30, 2002 total $3.3 million and consist mainly of commercial loans and real estate related commercial loans and $0.1 million of first residential mortgage loans that are over 90 days delinquent. The total of cash basis, non-accrual and restructured loans at June 30, 2001 were $3.1 million. At June 30, 2002, non-accrual loans resulted in lost interest income of $111 thousand as compared to $139 thousand at June 30, 2001. At June 30, 2002, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At June 30, 2002 and December 31, 2001, the reserve for possible loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.

      At June 30, 2002 and December 31, 2001, the Corporation had no Other Real Estate Owned ("OREO"). This amount is recorded in "Other Assets" at the lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.


NONINTEREST INCOME

      Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Total noninterest income increased $0.4 million or 8.5% from $4.7 million for the three months ended June 30, 2001 to $5.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2002, total noninterest income increased $1.3 million or 14.6% from $8.9 million for the six months ended June 30, 2001 to $10.2 million. The growth in both periods is primarily attributed to increases in commission income and increases in service charges on deposit accounts as described below.

      Trust income for the three months ended June 30, 2002 of $1.1 million was $0.1 million less than the $1.2 million reported for the three months ended June 30, 2001. Trust income for the six months ended June 30, 2002 of $2.1 million was $0.3 million less than the $2.4 million reported for the six months ended June 30, 2001. Growth in the number of trust accounts was partly offset by a decline in the market value of assets under management. This had an adverse effect on trust management fees.

      Service charges on deposit accounts grew $0.1 million from $1.3 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002. Service charges on deposit accounts grew $0.3 million from $2.5 million for the six months ended June 30, 2001 to $2.8 million for the six months ended June 30, 2002. Due to declining balances in commercial accounts, service charges increased and nonsufficient funds fees increased.

      Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income for the three months ended June 30, 2002 of $1.2 million was $0.6 million or 100.0% more than the $0.6 million reported for the three months ended June 30, 2001. Commission income for the six months ended June 30, 2002 of $2.3 million was $1.1 million or 91.7% more than the $1.2 million reported for the six months ended June 30, 2001. The growth is primarily due to the acquisition of the Gum Insurance Agency in December 2001.

      Other income decreased $0.2 million from $1.7 million for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. There were gains on the sales of securities that were offset by the decline in the cash surrender value of certain bank owned life insurance policies. For the six-month period, other income grew $0.1 million from $2.9 million at June 30, 2001 to $3.0 million at June 30, 2002. The growth is attributed to gains on the sales of securities offset by a decline in the cash surrender values of certain bank owned life insurance policies. Also contributing to the growth is an increase in debit card usage that generated additional fees from the card origination system.

NONINTEREST EXPENSE

      The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expense increased from $8.6 million for the three months ended June 30, 2001 to $9.3 million for the three months ended June 30, 2002. Total noninterest expense increased from $17.9 million for the six months ended June 30, 2001 to $18.9 million for the six months ended June 30, 2002. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased. Loan processing fee expenses increased due to the consumer loan promotions that waived these pass-through fees. Other expenses such as MAC fees, printing, and contributions also increased while goodwill expense decreased due to the Corporation's adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

TAX PROVISION

      The provision for income taxes was $1.9 million for the quarter ended June 30, 2002 and $1.8 million for the quarter ended June 30, 2001. The effective tax rates were 26.6% and 26.3% respectively. For the six months ended June 30, 2002 the provision was $3.7 million as compared to $3.3 million for the six months ended June 30, 2001. The effective tax rates were 26.9% and 26.2% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate is primarily the result of the tax-exempt income on the Corporation's loans, investments and bank-owned life insurance growing more slowly than the Corporation's pre-tax income.

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

      Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of Pennview Savings Bank, Univest Investments, Univest Insurance, and several bank branches. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in fair value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. They could also result from changes in the time value of money or risk premiums that the expected cash flows of the business are discounted by. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

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

FINANCIAL CONDITION

      Total assets increased $32.8 million or 2.6% from $1,260.7 million at December 31, 2001 to $1,293.5 million at June 30, 2002 primarily due to increases in loans, investments and in cash and due from banks.

      Total liabilities increased $28.3 million or 2.5% from $1,139.1 million at December 31, 2001 to $1,167.4 million at June 30, 2002. Total deposits increased from $998.1 million at December 31, 2001 to $1,032.9 million at June 30, 2002. There was growth in all types of accounts. Short-term borrowings decreased $9.4 million from $91.6 million at December 31, 2001 to $82.2 million at June 30, 2002 due to a decline in the corporate sweep accounts. Other liabilities decreased $4.1 million because there were no purchases of securities that will settle in July 2002 compared to securities of $4.1 million purchased in December 2001 that settled in January 2002.

      Shareholders' equity grew to $126.1 million at June 30, 2002 from $121.6 million at December 31, 2001. Treasury stock increased to $36.9 million at June 30, 2002 from $33.1 million at December 31, 2001. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or approximately 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 104,430. Book value per share increased from $17.32 at December 31, 2001 to $18.23 at June 30, 2002, an increase of $0.91 per share or 5.3%.

      Debt securities that the Corporation has both the positive intent and ability to hold to maturity are carried at amortized cost. All other debt securities and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes and included in Accumulated Other Comprehensive Income. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The accumulated other comprehensive income, related to debt securities, of $4.2 million, net of taxes, has been included in shareholders' equity as of June 30, 2002. At December 31, 2001, the accumulated other comprehensive income, related to debt securities, included in shareholders' equity was $2.8 million, net of taxes.

      As of January 1, 2001, the Corporation adopted SFAS No. 133, as amended. The Statement requires the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The accumulated other comprehensive income, related to interest-rate swaps, of $0.4 million, net of taxes, has been included in shareholders' equity as of June 30, 2002. The accumulated other comprehensive income, related to interest-rate swaps, of $0.3 million, net of taxes, has been included in shareholders' equity as of December 31, 2001.


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

      The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:


                                                   For the three months ended June 30    For the six months ended June 30

                                                          2002            2001                 2002              2001

                                                           (In thousands, except per share data)

Net income, as reported                                 $  5,155       $  5,014              $ 10,018          $ 9,175
Add back:  Goodwill amortization, net of income
  tax benefit of $6 and $11 respectively                       -            117                     -              233
                                                            ----           ----                  ----              ---
Adjusted net income                                     $  5,155       $  5,131              $ 10,018          $ 9,408


Per common share data:
Net income per share:
  Basic as reported                                     $   0.74       $   0.70               $  1.44          $  1.28
  Goodwill amortization                                 $      -       $   0.02               $     -          $  0.03
  Adjusted basic earnings per share                     $   0.74       $   0.72               $  1.44          $  1.31

  Diluted as reported                                   $   0.74       $   0.70               $  1.43          $  1.27
  Goodwill amortization                                 $      -       $   0.01               $     -          $  0.04
  Adjusted diluted earnings per share                   $   0.74       $   0.71               $  1.43          $  1.31

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


                                     UNIVEST CORPORATION OF PENNSYLVANIA
                                     -----------------------------------
                                            (Registrant)



Date:    7/24/02                     /s/ William S. Aichele
         -------                     --------------------------------
                                     William S. Aichele, President
                                     and Chief Executive Officer


Date:    7/24/02                     /s/ Wallace H. Bieler
         -------                     ---------------------------------
                                     Wallace H. Bieler, Executive Vice President
                                     and Chief Financial Officer