Form 10-Q
period 2002-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2002-10-28
CIK 102212

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 2002
                                      ------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value                                   6,855,753
--------------------------                                   ---------
     (Title of Class)                              (Number of shares outstanding
                                                             at 9/30/02)

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information:

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001                          1

         Condensed Consolidated Statements of Income
         Three and Nine Months Ended September 30, 2002 and 2001           2

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001                     3


         Notes to Condensed Consolidated Financial Statements              4


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Part II.  Other Information:                                              19

                  Other Information

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)                  (SEE NOTE)
                                                                 September 30, 2002           December 31, 2001
                                                                 ------------------           -----------------
                                                                                 (In thousands)
ASSETS
  CASH AND DUE FROM BANKS                                          $        43,613             $        39,107
  INTEREST BEARING DEPOSITS WITH OTHER BANKS                                   870                      15,731

  INVESTMENT SECURITIES HELD-TO-MATURITY                                    86,873                     109,805
  (MARKET VALUE $90,034 AT 9/30/02
  AND $112,689 AT 12/31/01)

  INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                 288,361                     238,053

  FEDERAL FUNDS SOLD AND OTHER
    SHORT TERM INVESTMENTS                                                  27,035                          64

  LOANS                                                                    817,511                     798,329
    LESS: RESERVE FOR POSSIBLE LOAN LOSSES                                 (10,718)                    (10,294)
                                                                   ---------------             ---------------
      NET LOANS                                                            806,793                     788,035

  OTHER ASSETS                                                              68,424                      69,918
                                                                   ---------------             ---------------
      TOTAL ASSETS                                                 $     1,321,969             $     1,260,713
                                                                   ===============             ===============

LIABILITIES
  DEMAND DEPOSITS, NON INTEREST BEARING                            $       174,402             $       166,254
  DEMAND DEPOSITS, INTEREST BEARING                                        350,371                     322,245
  SAVINGS DEPOSITS                                                         155,300                     139,449
  TIME DEPOSITS                                                            374,634                     370,189
                                                                   ---------------             ---------------
    TOTAL DEPOSITS                                                       1,054,707                     998,137

  SHORT-TERM BORROWINGS                                                     83,775                      91,600
  OTHER LIABILITIES                                                         22,558                      25,321
  LONG-TERM DEBT                                                            31,075                      24,075
                                                                   ---------------             ---------------
    TOTAL LIABILITIES                                                    1,192,115                   1,139,133

SHAREHOLDERS' EQUITY
  COMMON STOCK                                                              41,037                      41,037
  ADDITIONAL PAID-IN CAPITAL                                                20,912                      20,912
  RETAINED EARNINGS                                                        100,088                      89,688
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                     7,003                       3,070
  TREASURY STOCK                                                           (39,186)                    (33,127)
                                                                   ---------------             ---------------
    TOTAL SHAREHOLDERS' EQUITY                                             129,854                     121,580
                                                                   ---------------             ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     1,321,969             $     1,260,713
                                                                   ===============             ===============

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

              UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS                         NINE MONTHS
                                                                ENDED SEPT 30                       ENDED SEPT 30
                                                          2002               2001              2002              2001

                                                                     (in thousands, except per share data)
INTEREST INCOME
  INTEREST AND FEES ON LOANS
    TAXABLE INTEREST AND FEES ON LOANS                  $ 12,673          $ 13,914            $ 37,873        $ 41,873
    EXEMPT FROM FEDERAL INCOME TAXES                         794               831               2,422           2,476
                                                        --------          --------            --------        --------
      TOTAL INTEREST AND FEES ON LOANS                    13,467            14,745              40,295          44,349

INTEREST AND DIVIDENDS ON
     INVESTMENT SECURITIES                                 4,798             4,981              14,565          14,824
     OTHER INTEREST INCOME                                   121               212                 237             997
                                                        --------          --------            --------        --------
      TOTAL INTEREST INCOME                               18,386            19,938              55,097          60,170
                                                        --------          --------            --------        --------

INTEREST EXPENSE
  INTEREST ON DEPOSITS                                     5,711             7,533              17,952          24,067
  OTHER INTEREST EXPENSE                                     690               937               2,015           2,938
                                                        --------          --------            --------        --------
      TOTAL INTEREST EXPENSE                               6,401             8,470              19,967          27,005
                                                        --------          --------            --------        --------

NET INTEREST INCOME                                       11,985            11,468              35,130          33,165
PROVISION FOR LOAN LOSSES                                    391               216               1,173             447
                                                        --------          --------            --------        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         11,594            11,252              33,957          32,718

NONINTEREST INCOME
  TRUST                                                      965             1,175               3,067           3,525
  SERVICE CHARGES ON DEPOSIT ACCOUNTS                      1,372             1,296               4,126           3,747
  COMMISSION INCOME                                        1,092               635               3,423           1,868
  OTHER INCOME                                             1,518             1,082               4,549           3,952
                                                        --------          --------            --------        --------
      TOTAL NONINTEREST INCOME                             4,947             4,188              15,165          13,092

NONINTEREST EXPENSE
  SALARIES AND BENEFITS                                    5,462             4,923              16,455          14,996
  NET OCCUPANCY                                              759               677               2,216           2,064
  EQUIPMENT                                                  390               357               1,150           1,097
  OTHER EXPENSES                                           2,742             2,671               8,416           8,402
                                                        --------          --------            --------        --------
      TOTAL NONINTEREST EXPENSE                            9,353             8,628              28,237          26,559
                                                        --------          --------            --------        --------

INCOME BEFORE INCOME TAXES                                 7,188             6,812              20,885          19,251

INCOME TAXES                                               1,866             1,913               5,545           5,177
                                                        --------          --------            --------        --------

NET INCOME                                              $  5,322          $  4,899            $ 15,340        $ 14,074
                                                        ========          ========            ========        ========

PER COMMON SHARE DATA:

NET INCOME PER SHARE:
   BASIC                                                $   0.77          $   0.69            $   2.21        $   1.97
   DILUTED                                              $   0.76          $   0.68            $   2.19        $   1.96
CASH DIVIDENDS DECLARED PER SHARE                       $   0.23          $   0.21            $   0.69        $   0.61

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                                      Nine Months Ended

                                                                                            Sept 30, 2002          Sept 30, 2001
                                                                                            -------------          -------------

                                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                                $      15,340          $      14,074
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses in excess of net charge-offs                                            424                    160
    Depreciation of premises and equipment                                                          1,547                  1,891
    Discount accretion on investment securities                                                      (181)                  (595)
    Deferred tax benefit                                                                             (384)                  (368)
    Realized gains on investment securities                                                          (668)                  (112)
    Realized gains on sales of mortgages                                                              (54)                   (72)
    (Decrease) increase in net deferred loan fees                                                     (14)                   293
    Decrease (increase) in interest receivable and other assets                                     1,273                 (1,105)
    (Decrease) increase in accrued expenses and other liabilities                                  (4,589)                   848
                                                                                            -------------          -------------
    Net cash provided by operating activities                                                      12,694                 15,014

Cash flows from investing activities:
  Proceeds from maturing securities held-to-maturity                                               45,022                121,142
  Proceeds from maturing securities available-for-sale                                             42,656                 88,208
  Proceeds from sales of securities available-for-sale                                             23,685                 13,855
  Purchases of investment securities held-to-maturity                                             (21,976)              (105,198)
  Purchases of investment securities available-for-sale                                          (110,038)              (112,963)
  Decrease (increase) in interest-bearing deposits                                                 14,861                 (4,041)
  Net (increase) decrease in federal funds sold and
      other short-term investments                                                                (26,971)                 8,113
  Proceeds from sales of mortgages                                                                  5,460                  6,708
  Net increase in loans                                                                           (24,574)               (42,115)
  Capital expenditures                                                                             (1,157)                (1,826)
                                                                                            -------------          -------------
  Net cash used in investing activities                                                           (53,032)               (28,117)

Cash flows from financing activities:
  Net increase in deposits                                                                         56,570                  5,904
  Net (decrease) increase in short-term borrowings                                                 (7,825)                18,910
  Repayment of long-term debt                                                                           -                 (7,000)
  Proceeds from long-term debt                                                                      7,000                  5,000
  Purchases of treasury stock                                                                      (7,759)                (6,853)
  Stock issued under dividend reinvestment and
     employee stock purchase plans                                                                    978                    922
  Proceeds from exercise of stock options                                                             564                    297
  Cash dividends                                                                                   (4,684)                (4,258)
                                                                                            -------------          -------------
  Net cash provided by financing activities                                                        44,844                 12,922

  Net increase in cash and due from banks                                                           4,506                   (181)
  Cash and due from banks at beginning of period                                                   39,107                 40,517
                                                                                            -------------          -------------
  Cash and due from banks at end of period                                                  $      43,613          $      40,336
                                                                                            =============          =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                     $20,575                 $27,421

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, including Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), collectively referred to herein as the "Banks". The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year presentation.


Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                   For the Three Months      For the Nine Months
                                                    Ended September 30        Ended September 30

                                                       2002      2001         2002         2001
                                                       ----      ----         -----        ----
Numerator:

  Net Income                                          $5,322    $4,899      $15,340      $14,074
  Numerator for basic and diluted earnings per
  share - income available to common
  shareholders                                         5,322     4,899       15,340       14,074

Denominator:

  Denominator for basic earnings per share-
  weighted-average shares outstanding                  6,889     7,122        6,939        7,159

   Effect of dilutive securities:
      Employee stock options                              72        50           68           34
                                                      ----------------       -------------------

  Denominator for diluted earnings per share
  adjusted weighted-average shares
  outstanding                                          6,961     7,172        7,007        7,193
                                                      ================       ===================

Basic earnings per share                              $  .77    $  .69       $ 2.21       $ 1.97
                                                      ================       ===================

Diluted earnings per share                            $  .76    $  .68       $ 2.19       $ 1.96
                                                      ================       ===================

Note 3.  Accumulated Other Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

                                                        Three Months              Nine Months
                                                      Ended September 30       Ended September 30
                                                        2002       2001          2002       2001
                                                        ----       ----          ----       ----
                                                                    (in thousands)
Net income                                             $5,322     $4,899       $15,340     $14,074
Accumulated gain on cash flow hedge                        62        222           110         367
Change in unrealized gain (loss) on available
  for sale investment securities                        2,348      2,317         3,823       3,460
                                                        -----      -----         -----       -----
Total comprehensive income                             $7,732     $7,438       $19,273     $17,901
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

The Corporation has a covenant not to compete, intangible assets due to branch acquisitions and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets for the nine months ended September 30, 2002 was $235. The Corporation also has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset and will not be amortized.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ending December 31, is:


                              Year    Amount
                              2002     $302
                              2003     $232
                              2004     $231
                              2005     $229
                              2006     $225

The following table reflects the components of intangible assets as of September 30, 2002 and December 31, 2001:

                                           September 30, 2002                December 31, 2001
                                                              (in thousands)

                                       Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                           Amount      Amortization         Amount      Amortization
                                       ----------------------------     ----------------------------
Non-amortized intangible assets:
     Goodwill                             $ 9,144         $ 2,845          $ 8,635        $ 2,845

Amortized intangible assets:
Covenants not to compete                      200              33              200              3
Branch acquisitions                         2,951           2,080            2,951          1,888
Mortgage servicing rights, net                369              54              567             41

The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:

                                                         For the three months ended        For the nine months ended
                                                                 September 30                     September 30

                                                            2002             2001            2002              2001

                                                         (In thousands, except per share data)
Net income, as reported                                    5,322            4,899           15,340           14,074
Add back:  Goodwill amortization, net of income
  tax benefit of $6 and $16 respectively                       -              117                -              350
                                                         -------          -------          -------          -------
Adjusted net income                                        5,322            5,016           15,340           14,424

Per common share data:
Net income per share:
  Basic as reported                                      $  0.77          $  0.69          $  2.21          $  1.97
  Goodwill amortization                                  $     -          $  0.02          $     -          $  0.05
  Adjusted basic earnings per share                      $  0.77          $  0.71          $  2.21          $  2.02

  Diluted as reported                                    $  0.76          $  0.68          $  2.19          $  1.96
  Goodwill amortization                                  $     -          $  0.02          $     -          $  0.05
  Adjusted diluted earnings per share                    $  0.76          $  0.70          $  2.19          $  2.01

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                          OF FINANCIAL CONDITION AND
                          --------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

Net Income
----------

     Net income increased 8.2% or $0.4 million from $4.9 million for the three months ended September 30, 2001 to $5.3 million for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2002 increased 8.5% or $1.2 million from $14.1 million for the nine months ended September 30, 2001 to $15.3 million for the nine months ended September 30, 2002. The net income growth for the three and nine months ended September 30, 2002 was due to an increase in noninterest income and a decrease in interest expense offset by increases in the loan loss provision, operating expenses and income taxes.

Net Interest Income
-------------------

     Interest and fees on loans for the three months ended September 30, 2002 decreased $1.2 million from $14.7 million at September 30, 2001 to $13.5 million at September 30, 2002. There was average loan volume growth in commercial loans that was offset by a decrease in rate. Mortgage loans and consumer loans also increased in average volume offset by a decrease in rate. The prime rate, which is an important factor of the Banks' loan interest income, averaged 4.8% for the third quarter 2002 compared to 6.4% for the third quarter 2001. For the nine months ended September 30, 2002, interest and fees on loans decreased $4.0 million from $44.3 million at September 30, 2001 to $40.3 million at September 30, 2002. There was growth in the average commercial loan volume offset by a decrease in rate. Fixed rate consumer loans increased in average volume and mortgage loans increased partly due to the purchase of jumbo mortgages. Prime rate averaged 4.8% for the nine months ended September 2002 compared to 7.3% for the nine months ended September 2001.

     Interest on investment securities decreased $0.2 million from $5.0 million for the three-month period ended September 30, 2001 to $4.8 million for the three-month period ended September 30, 2002. Interest on investments decreased $0.2 million from $14.8 million for the nine months ended September 30, 2001 to $14.6 million for the nine months ended September 30, 2002.

     Other interest income decreased $0.1 million for the three-month period ended September 30, 2002 and decreased $0.8 million for the nine-month period ended September 30, 2002. This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

     Interest expense decreased $2.1 million from $8.5 million for the three months ended September 30, 2001 to $6.4 million for the three-month period ended September 30, 2002. Interest expense decreased $7.0 million from $27.0 million for the nine months ended September 30, 2001 to $20.0 million for the nine-month period ended September 30, 2002. The decrease in both periods is primarily attributed to volume growth in most of the deposit type of accounts offset by declines in the average rates.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of interest earning assets and interest bearing liabilities affect the amount of net interest income. The nine months ended September 30, 2002 shows net interest income of $35.1 million, which is an increase of $1.9 million compared to the $33.2 million recorded for the nine months ended September 30, 2001. Average interest earning assets increased by $59.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average interest bearing liabilities increased $49.7 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Interest earning asset yields decreased 0.9% compared to last year along with a decrease of 1.1% paid on interest-bearing liabilities increased the net interest spread to 3.5%. The net interest margin remained constant at 4.0%.

     The following table demonstrates the aforementioned effects:

                                            NINE MONTHS ENDED
                                            -----------------
                                    9/30/02                   9/30/01
                                    -------                   -------
                               AVG. BALANCE RATE         AVG. BALANCE RATE
                               -----------------         -----------------

Interest Earnings Assets      $1,174,159     6.3%        $1,114,637   7.2%

Interest Bearing Liabilities     964,418     2.8%           914,758   3.9%


Net Interest Income               35,130                     33,165

Net Interest Spread                          3.5%                     3.3%

Net Interest Margin                          4.0%                     4.0%

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

     At September 30, 2002, September 30, 2001 and December 31, 2001, the notional amount of "Pay Floating, Receive Fixed" swaps outstanding was $30.0 million. The net payable or receivable from interest rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount interest rate swaps outstanding at

September 30, 2002 expire as follows: $10.0 million in second quarter 2003, $10.0 million in third quarter 2003 and $10.0 million in first quarter 2004. The impact of interest rate swaps on net interest income for the quarter ended September 30, 2002 was a positive $172 thousand as compared to a positive $114 thousand for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 the impact was a positive $551 thousand as compared to a positive $213 thousand for the nine months ended September 30, 2001. The income on the swaps increased by the same amount as the decrease in income on the floating loans being hedged. Both resulted from a decline in the prime rate.

     The Corporation's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 2002, the market value of interest-rate swaps in a favorable position was $634 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of September 30, 2001, the market value of interest-rate swaps in a favorable position was $564 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

Asset Quality
-------------

     The reserve for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating possible loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The reserve for possible loan losses consists of an allocated reserve, which is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience and current trends and an unallocated reserve based on both general economic conditions and other risk factors in the Corporation's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

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

     The reserve for possible loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No.114. Any of the above criteria may cause the provision to fluctuate. The provisions for possible loan losses for the three months ended September 30, 2002, were $0.4 million and for the nine months ended September 30, 2002 were $1.2 million. For the three and nine months ended September 30, 2001, the provisions were $0.2 million and $0.4 million, respectively. The provisions for possible loan losses were increased to build up the reserve to levels required by the previously mentioned reserve analysis.

     At September 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.1 million, all of which were on a non-accrual basis. The related reserve for credit losses for those loans was $0.5 million. At September 30, 2001, the recorded investment in loans considered to be impaired was $2.0 million, all of which were on a non-accrual basis. The related reserve for credit losses for these loans was $0.7 million.

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

     Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Cash basis, non-accrual and restructured loans at September 30, 2002 total $3.1 million and consist mainly of commercial loans and real estate related commercial loans and $0.02 million of first residential mortgage loans that are over 90 days delinquent. The total of cash basis, non-accrual and restructured loans at September 30, 2001 were $2.0 million. At September 30, 2002, non-accrual loans resulted in lost interest income of $152 thousand as compared to $140 thousand at September 30, 2001. At September 30, 2002, the Corporation had no commitments to lend additional funds with respect to nonperforming loans. In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

     At September 30, 2002 and December 31, 2001, the reserve for possible loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.

     At September 30, 2002, the Corporation had $37 thousand in Other Real Estate Owned ("OREO"). This amount is recorded in "Other Assets" at the lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

Noninterest Income
------------------

     Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and increases in the cash surrender value of bank-owned life insurance (BOLI). Total noninterest income increased $0.7 million or 16.7% from $4.2 million for the three months ended September 30, 2001 to $4.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2002, total noninterest income increased $2.1 million or 16.0% from $13.1 million for the nine months ended September 30, 2001 to $15.2 million. The growth in both periods is primarily attributed to increases in commission income and increases in other income as described below.

     Trust income for the three months ended September 30, 2002 of $1.0 million was $0.2 million less than the $1.2 million reported for the three months ended September 30, 2001. Trust income for the nine months ended September 30, 2002 of $3.1 million was $0.4 million less than the $3.5 million reported for the nine months ended September 30,

2001. Growth in the number of trust accounts was partly offset by a decline in the market value of assets under management. This had an adverse effect on trust management fees.

     Service charges on deposit accounts grew $0.1 million from $1.3 million for the three months ended September 30, 2001 to $1.4 million for the three months ended September 30, 2002. Service charges on deposit accounts grew $0.4 million from $3.7 million for the nine months ended September 30, 2001 to $4.1 million for the nine months ended September 30, 2002. Due to declining earnings credit rates in commercial accounts, service charges increased. Nonsufficient funds fees also increased. These increases were partially offset by a decrease in ATM fees.

     Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income for the three months ended September 30, 2002 of $1.1 million was $0.5 million or 83.3% more than the $0.6 million reported for the three months ended September 30, 2001. Commission income for the nine months ended September 30, 2002 of $3.4 million was $1.5 million or 78.9% more than the $1.9 million reported for the nine months ended September 30, 2001. The growth is primarily due to the acquisition of the Gum Insurance Agency in December 2001.

     Other income increased $0.4 million from $1.1 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002. For the nine-month period, other income grew $0.5 million from $4.0 million at September 30, 2001 to $4.5 million at September 30, 2002. The growth in both periods is attributed to gains on the sales of securities and a gain on the sale of a property located next to a Union branch. These gains were offset by a decline in the value of mortgage servicing rights and the cash surrender value of certain annuities. Also contributing to the growth is an increase in debit card usage that generated additional fees from the card origination system.

Noninterest Expense
-------------------

     The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expense increased from $8.6 million for the three months ended September 30, 2001 to $9.4 million for the three months ended September 30, 2002. Total noninterest expense increased from $26.6 million for the nine months ended September 30, 2001 to $28.2 million for the nine months ended September 30, 2002. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased. Other expenses such as marketing, advertising, ATM fees, consulting, insurance and contributions also increased while goodwill expense decreased due to the Corporation's adoption of Financial Accounting Standards Board

Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

Tax Provision
-------------

     The provision for income taxes was $1.9 million for the quarters ended September 30, 2002 and September 30, 2001. The effective tax rates were 26.0% and 28.1% respectively. For the nine months ended September 30, 2002 the provision was $5.5 million as compared to $5.2 million for the nine months ended September 30, 2001. The effective tax rates were 26.6% and 26.9% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate is primarily the result of the tax-exempt income on the Corporation's loans, investments and bank-owned life insurance growing more slowly than the Corporation's pre-tax income.

Critical Accounting Policies
----------------------------

     Management, in order to prepare Univest's financial statements in conformity with accounting principles generally accepted in the United States, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially effect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions.

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

     The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation's statements of operation or financial condition.

     Readers of the Corporation's financial statements should be aware that the estimates and assumptions used in the Corporation's current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

Controls and Procedures
-----------------------

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Financial Condition
-------------------

     Total assets increased $61.3 million or 4.9% from $1,260.7 million at December 31, 2001 to $1,322.0 million at September 30, 2002 primarily due to increases in loans, investments, federal funds sold and in cash and due from banks.

     Total liabilities increased $53.0 million or 4.7% from $1,139.1 million at December 31, 2001 to $1,192.1 million at September 30, 2002. Total deposits increased from $998.1 million at December 31, 2001 to $1,054.7 million at September 30, 2002. There was growth in all types of accounts. Short-term borrowings decreased $7.8 million from $91.6 million at December 31, 2001 to $83.8 million at September 30, 2002 due to a decline in federal funds purchased of $16.7 million offset by an increase in corporate sweep accounts of $8.9 million. Other liabilities decreased $2.8 million primarily because there were $0.7 million in purchases of securities and $0.2 million of treasury stock purchases that will settle in October 2002 compared to securities of $4.1 million purchased in December 2001 that settled in January 2002.

     Shareholders' equity grew to $129.9 million at September 30, 2002 from $121.6 million at December 31, 2001. Treasury stock increased to $39.2 million at September 30, 2002 from $33.1 million at December 31, 2001. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or approximately 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 165,191. Book value per share increased from $17.32 at December 31, 2001 to $18.94 at September 30, 2002, an increase of $1.62 per share or 9.4%.

     The accumulated other comprehensive income, related to debt securities, of $6.6 million, net of taxes, has been included in shareholders' equity as of September 30, 2002. At December 31, 2001, the accumulated other comprehensive income, related to debt securities, included in shareholders' equity was $2.8 million, net of taxes.

     The accumulated other comprehensive income, related to interest-rate swaps, of $0.4 million, net of taxes, has been included in shareholders' equity as of September 30, 2002. The accumulated other comprehensive income, related to interest-rate swaps, of $0.3 million, net of taxes, was included in shareholders' equity as of December 31, 2001.

Market Risk
-----------

     No material changes in the Corporation's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.

Recent Accounting Pronouncements
--------------------------------

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

     The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:

                                                         For the three months ended        For the nine months ended
                                                                 September 30                     September 30

                                                            2002             2001            2002              2001

                                                         (In thousands, except per share data)
Net income, as reported                                  $ 5,322          $ 4,899          $15,340          $14,074
Add back: Goodwill amortization, net of income
  tax benefit of $6 and $16 respectively                       -              117                -              350
                                                         -------          -------          -------          -------
Adjusted net income                                      $ 5,322          $ 5,016          $15,340          $14,424

Per common share data:
Net income per share:
  Basic as reported                                      $  0.77          $  0.69          $  2.21          $  1.97
  Goodwill amortization                                  $     -          $  0.02          $     -          $  0.05
  Adjusted basic earnings per share                      $  0.77          $  0.71          $  2.21          $  2.02

  Diluted as reported                                    $  0.76          $  0.68          $  2.19          $  1.96
  Goodwill amortization                                  $     -          $  0.02          $     -          $  0.05
  Adjusted diluted earnings per share                    $  0.76          $  0.70          $  2.19          $  2.01

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings--None

Item 2.  Changes in Securities--None

Item 3.  Defaults upon Senior Securities--None

Item 4.  Submission of Matters to a Vote of Security Holders--Not applicable

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

         Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K during the quarter ended September 30, 2002

         Date of Report         Item                    Description
         --------------         ----                    -----------
         August 13, 2002           5           Notification of a correspondence
                                               sent to SEC containing the
                                               certifications Pursuant to
                                               Section 906 of the Sarbanes-Oxley
                                               Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Univest Corporation of Pennsylvania
                                          (Registrant)



Date:    10/23/02                     /s/ William S. Aichele
         --------                   -----------------------------
                                    William S. Aichele, President
                                    and Chief Executive Officer



Date:    10/23/02                    /s/ Wallace H. Bieler
         --------                   -----------------------------
                                    Wallace H. Bieler, Executive Vice President
                                    and Chief Financial Officer

                                 CERTIFICATIONS

I, William S. Aichele, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Univest Corporation of Pennsylvania;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 10/23/02
      --------


/s/ William S. Aichele
---------------------------------
William S. Aichele, President
and Chief Executive Officer

                                 CERTIFICATIONS


I, Wallace H. Bieler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Univest Corporation of Pennsylvania;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  10/23/02
       --------

/s/ Wallace H. Bieler
-------------------------------------
Wallace H. Bieler, Execute Vice President
and Chief Financial Officer