Form 10-K
period 2002-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2003-03-04
CIK 102212

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File number 0-7617

Univest Corporation of Pennsylvania

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)
14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code

(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/03

Common Stock, $5 par value	8,552,124

      The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $226,689,891 as of January 31, 2003.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☑          NO ☐

      Parts I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 8, 2003.

UNIVEST CORPORATION OF PENNSYLVANIA

PART I

Item 1.	Business

General

      Univest Corporation of Pennsylvania is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Union National Bank and Trust Company (“Union National Bank”), Pennview Savings Bank, Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation.

      The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania and its wholly owned subsidiaries, including Union National Bank and Trust Company and Pennview Savings Bank, collectively referred to herein as the “Banks.”

      Union National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers through its 20 traditional offices and 8 supermarket branches that offer normal commercial bank and trust services, one work site office offering a payroll check cashing service and five off-premise automated teller machines. Union National also provides banking and trust services for the residents and employees of 10 retirement home communities.

      Pennview Savings Bank has 4 offices engaged in attracting deposits from the general public and investing such deposits primarily in loans secured by residential properties and consumer loans. Pennview also provides banking services at 2 retirement home communities and an express banking center located in the Montgomery Mall. Delview, Inc., a wholly owned subsidiary of Pennview, is a passive investment holding company located in Delaware. Delview provides various financial management services and insurance products to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc. Univest Insurance Inc. acquired Gum Insurance on December 3, 2001. This allows Univest Corporation to provide a broader range of insurance products. Univest Investments, Inc. allows Univest Corporation to provide a range of financial services including financial planning, investment management, insurance products and brokerage services.

      On January 18, 2003 Union National Bank and Trust Company of Souderton, PA and Pennview Savings Bank combined to form Univest National Bank and Trust Company.

      Univest Leasing Corporation offered services of leasing commercial, industrial, and institutional equipment to firms and individuals in the same geographical area. This subsidiary closed January 1, 2002.

      Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries.

      Univest Reinsurance Corporation, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the bank.

      Univest Electronic Services Corporation provided the data processing operation and electronic development for all subsidiaries of the holding company. This subsidiary closed January 1, 2002.

      Univest Delaware, Inc. is a passive investment holding company located in Delaware.

Employees

      As of December 31, 2002, Univest and its subsidiaries employed four hundred and seventy-two (472) persons.

Competition

      Univest’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. Each of the Corporation’s subsidiary banks actively compete with such banks and financial institutions for local retail and commercial accounts, in Bucks and Montgomery Counties, as well as other financial institutions outside their primary service area.

      In competing with other banks, savings and loan associations, and other financial institutions, Union National Bank and Pennview Savings Bank seek to provide personalized services through management’s knowledge and awareness of their service area, customers and borrowers.

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

      Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Gramm-Leach-Bliley Act provides a federal right to privacy of non-public personal information of individual customers.

      Univest is subject to the Sarbanes-Oxley Act of 2002 that went into effect on July 30, 2002. The Act legislated reforms that are intended to address corporate and accounting fraud. In order to ensure auditor independence the bill restricts the provision of both auditing and consulting services by an accounting firm and requires that any non-audit services being provided to an audit client be preapproved by the company’s audit committee. The bill also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the SEC.

FDICIA

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) was enacted, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

      Among other things, FDICIA requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital tiers: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”

and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Under the requirements, Univest had a Tier I capital ratio of 12.4% and total risk-based capital ratio of 13.6% at both December 31, 2002 and 2001. These ratios place Univest in the “well-capitalized” category under regulatory standards.

      Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution.

      FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and such other standards as the agency deems appropriate.

      FDICIA also contains a variety of other provisions that affect the operations of the Corporation, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries and limitations on credit exposure between banks.

      Finally, FDICIA limits the discretion of the FDIC with respect to deposit insurance coverage by requiring that, except in very limited circumstances, the FDIC’s course of action in resolving a problem bank must constitute the “least costly resolution” for the Bank Insurance Fund (“BIF”) or the Savings Association Insurance Fund (“SAIF”), as the case may be. The FDIC has interpreted this standard as requiring it not to protect deposits exceeding the $100,000 insurance limit in more situations than was previously the case. In addition, FDICIA prohibits payments by the FDIC on uninsured deposits in foreign branches of U.S. banks and will severely limit the “too big to fail” doctrine under which the FDIC formerly protected deposits exceeding the $100,000 insurance limit in certain failed banking institutions.

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

      Pennview Savings Bank and Union National Bank are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Banks, as members of the Federal Home Loan Bank of Pittsburgh, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to 5% of outstanding loans plus 0.5% of the unused credit line from the Federal Home Loan Bank of Pittsburgh at December 31, 2002.

Statistical Disclosure

      Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Pennview. Univest Insurance, Inc. is wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 31, 2001. This allows Univest Corporation to provide a broader range of insurance products. Univest Investments, Inc. is wholly owned by Delview, Inc. and allows Univest Corporation to provide a range of financial services.

Item 2.	Properties

      Univest and its subsidiaries occupy thirty-two properties in Montgomery and Bucks Counties in Pennsylvania, which are used principally as banking offices.

      Union National Bank and Trust Company, with its head office in Souderton, Montgomery County, serves the area through twenty-eight (28) banking offices, five off-premise automated teller machines, one work site office and provides banking and trust services to the residents and employees of ten retirement homes. Seventeen banking offices are in Montgomery County and thirteen banking offices are in Bucks County. A work site office is located in Montgomery County. Three off-premise automated teller machines are located in Montgomery County and two are located in Bucks County.

      Pennview Savings Bank conducts operations through four (4) full-service offices located in Souderton, Hatfield, Franconia and Silverdale, Pennsylvania. Pennview also provides banking services to the residents and employees of two retirement homes and an express banking center located in Montgomery County.

Item 3.	Legal Proceedings

      There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 8, 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Univest Corporation of Pennsylvania stock is traded over the counter and is generally held by individuals residing within the market area of the Corporation as stated under Item 1. At December 31, 2002, Univest had 2,074 stockholders.

Range of Market Prices*

      The following table shows the range of market values of the Corporation’s stock. The Trust Department of Union National Bank and Trust Company serves as the Corporation’s Stock Transfer Agent and Registrar and Dividend Disbursement Agent pursuant to the trust powers of national banks. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions.

	High	Low

2002

January — March	$28.48	$28.08
April — June	29.60	28.32
July — September	31.40	29.60
October — December	32.48	31.20

	High	Low

2001

January — March	$20.00	$17.80
April — June	26.00	19.60
July — September	27.20	25.80
October — December	28.32	27.20

*Cash Dividends Paid Per Share

2002

January 2	$0.168
April 1	0.184
July 1	0.184
October 1	0.184

For the year 2002	$0.720

2001

January 2	$0.152
April 1	0.152
July 1	0.168
October 1	0.168

For the year 2001	$0.640

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003.

Equity Compensation Plan Information:

      The following table sets forth information regarding outstanding options and shares under the equity compensation plan as of December 31, 2002.

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity Compensation plans approved by security holders*	492,760	$24.386	234,913
Equity compensation plans not approved by security holders	-0-	-0-	-0-

*	One shareholder approved plan “Univest 1993 Long-term Incentive Plan.” A new plan “Univest 2003 Long-term Incentive Plan” is described in the proxy for the approval of Shareholders, see Exhibit I.

Securities and Exchange Commission Reports

      The Corporation makes available free of charge its reports that are electronically filed with the SEC on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. Univest’s website address is www.univest-corp.com. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2002 to each shareholder who requests one in writing after March 31, 2003. Requests should be directed to: Wallace H. Bieler, Secretary, Univest Corporation of Pennsylvania, 14 N. Main Street, Souderton, PA 18964.

Item 6.     Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Earnings
Interest income	$73,040	$79,208	$79,877	$73,844	$72,460
Interest expense	25,814	34,441	36,459	31,381	31,815

Net interest income	47,226	44,767	43,418	42,463	40,645
Provision for loan losses	1,303	763	205	1,052	958

Net interest income after provision for loan losses	45,923	44,004	43,213	41,411	39,687
Noninterest income	20,593	17,966	16,741	15,549	10,694
Noninterest expense	37,790	35,789	35,815	34,542	29,834

Net income before income taxes	28,726	26,181	24,139	22,418	20,547
Applicable income taxes	7,620	6,971	6,791	6,614	6,046

Net income*	$21,106	$19,210	$17,348	$15,804	$14,501

Financial Condition at Year End
Investments	$398,979	$347,922	$364,616	$313,675	$340,365
Net loans	814,860	788,035	729,020	711,770	650,430
Assets	1,325,865	1,260,713	1,204,714	1,121,511	1,070,989
Deposits	1,043,106	998,137	971,924	910,675	874,504
Long-term obligations	31,075	24,075	26,075	18,075	9,075
Shareholders’ equity	133,453	121,580	115,240	102,751	103,177
Per Common Share Data**
Average shares outstanding	8,625	8,846	9,104	9,297	9,602
Income before income taxes	$3.33	$2.96	$2.65	$2.37	$2.10
Applicable income taxes	0.88	0.79	0.74	0.71	0.63
Earnings per share – basic	2.45	2.17	1.91	1.66	1.47
Earnings per share – diluted	2.42	2.16	1.90	1.66	1.46
Dividends declared per share	0.736	0.656	0.586	0.503	0.438
Book value	15.61	13.93	12.77	11.67	11.41
Dividend payout ratio	30.41%	30.37%	30.84%	30.30%	30.00%
Profitability Ratios
Return on assets	1.66%	1.59%	1.51%	1.45%	1.43%
Return on equity	16.70%	16.11%	16.14%	15.38%	13.84%
Average equity to average assets	9.91%	9.84%	9.38%	9.43%	10.30%

*	The Corporation adopted Financial Accounting Standards Board Opinion No. 142 on January 1, 2002 and ceased amortizing goodwill.

**	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      (All dollar amounts presented within tables are in thousands, except per share data.)

      (Common stock data has been restated to give effect to a five for four stock split effected in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.)

      Univest Corporation of Pennsylvania consolidated net income and earnings per share for 2002, 2001, and 2000 were as follows:

	2002	2001	2000

Net income	$21,106	$19,210	$17,348
Net income per share:
Basic	2.45	2.17	1.91
Diluted	2.42	2.16	1.90

2002 versus 2001

      The 2002 results compared to 2001 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets. The net interest margin remained constant at 4.0%.

•	Total noninterest income increased by $2.6 million or 14.4% due primarily to growth in commission income and gains on the sales of securities. Commissions grew primarily due to the acquisition of the Gum Insurance Agency in December 2001.

•	Other noninterest expense increased $2.0 million or 5.6% largely due to increases in salaries and benefits expense. The acquisition of the Gum Insurance Agency in December 2001 contributed to the increase.

2001 versus 2000

      The 2001 results compared to 2000 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets offset by a decrease in the net interest margin. The net interest margin decreased to 4.0% from 4.1%.

•	Total noninterest income increased by $1.3 million or 7.8% due primarily to growth in debit card compensation and the cash surrender value of bank owned life insurance policies.

•	Other noninterest expense increased $1.2 million or 12.4% largely due to additional advertising, contribution and community relations expense.

Net Interest Income

      Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of Univest’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity for the years ended December 31, 2002, 2001, and 2000. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and predictable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	2002			2001			2000

	Average	Income/	Avg.	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Cash and due from banks	$36,531			$36,260			$35,309
Time deposits with other banks	6,333	$99	1.6	9,472	$345	3.6	4,544	$285	6.3
U.S. Government obligations	102,253	4,544	4.4	98,290	5,233	5.3	125,937	7,333	5.8
Oblig. of states & political sub.	57,578	2,752	4.8	41,034	1,938	4.7	29,054	1,339	4.6
Other securities	196,324	12,112	6.2	192,616	12,483	6.5	154,777	10,196	6.6
Trading account	128	2	1.6	538	14	2.6	617	13	2.1
Federal Reserve bank stock	761	46	6.0	761	46	6.0	761	46	6.0
Federal funds sold and other short-term investments	11,084	181	1.6	16,303	746	4.6	25,791	1,672	6.5

Total investments	368,128	19,637	5.3	349,542	20,460	5.9	336,937	20,599	6.1

Commercial loans	253,311	15,793	6.2	232,609	17,950	7.7	207,766	18,532	8.9
Mortgage loans	356,986	24,373	6.8	336,952	25,930	7.7	328,517	26,315	8.0
Installment loans	122,008	9,000	7.4	119,414	10,002	8.4	112,784	9,467	8.4
Home equity loans	13,575	957	7.0	12,716	1,202	9.5	13,190	1,494	11.3
Municipal loans	61,368	3,181	5.2	59,949	3,319	5.5	55,492	3,185	5.7

Gross loans	807,248	53,304	6.6	761,640	58,403	7.7	717,749	58,993	8.2

Less: valuation reserve	(10,683)			(10,647)			(10,242)

Net loans	796,565			750,993			707,507

Property, net	16,096			15,551			15,520
Other assets	51,626			49,083			47,079

Total assets	$1,275,279			$1,210,901			$1,146,896

Liabilities:
Demand deposits	$159,919			$152,716			$150,911
Interest checking deposits	113,695	$464	0.4	99,644	$1,015	1.0	90,785	$925	1.0
Money market savings	211,253	3,380	1.6	208,268	6,858	3.3	188,394	8,975	4.8
Regular savings	155,690	2,148	1.4	134,073	2,555	1.9	134,450	2,660	2.0
Certificates of deposit	354,530	16,775	4.7	351,751	19,376	5.5	345,076	19,025	5.5
Time open & club accounts	18,857	372	2.0	22,666	972	4.3	25,163	1,352	5.4

Total time, int., and inv. checking deposits	854,025	23,139	2.7	816,402	30,776	3.8	783,868	32,937	4.2

Total deposits	1,013,944			969,118			934,779
Federal funds purchased	2,896	56	1.9	876	25	2.9	496	29	5.8
Loans & securities sold under agreement to repurchase	82,219	1,101	1.3	75,386	2,174	2.9	64,525	2,257	3.5
Other borrowings	29,741	1,518	5.1	26,012	1,466	5.6	20,389	1,236	6.1
Total borrowings	114,856	2,675	2.3	102,274	3,665	3.6	85,410	3,522	4.1

Accrued expenses & other liabilities	20,124			20,298			19,224

Total liabilities	1,148,924			1,091,690			1,039,413

Shareholders’ Equity:
Common stock	41,061			41,037			40,608
Capital surplus	20,912			20,912			19,422
Retained earnings	64,382			57,262			47,453

Total shareholders’ equity	126,355			119,211			107,483

Total liabilities and shareholders’ equity	$1,275,279			$1,210,901			$1,146,896

Weighted avg. yield on interest-earning assets			6.2			7.1			7.5
Weighted avg. rate paid on interest-bearing liabilities			2.7			3.7			4.2
Net yield			4.0			4.0			4.1

Note:	For rate calculation purposes, average loan categories include unearned discount.

Nonaccrual loans have been included in the average loan balances.

Certain amounts have been reclassified to conform to the current-year presentation.

Included in interest income are loan fees of $748 for 2002, $551 for 2001 and $571 for 2000.

Table I has not been tax equated.

Table 2 — Analysis of Changes in Net Interest Income

      The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	2002/2001			2001/2000

	Volume	Rate		Volume	Rate
Increase (Decrease)	Change	Change	Total	Change	Change	Total

Interest Income:
Time deposits with other banks	$(57)	$(189)	$(246)	$183	$(123)	$60
U.S. Government obligations	196	(885)	(689)	(1,470)	(630)	(2,100)
Oblig. of states & political sub.	773	41	814	570	29	599
Other securities	207	(578)	(371)	2,442	(155)	2,287
Trading account	(7)	(5)	(12)	(2)	3	1
Federal funds sold and other short-term investments	(76)	(489)	(565)	(436)	(490)	(926)
Commercial loans	1,332	(3,489)	(2,157)	1,911	(2,493)	(582)
Mortgage loans	1,476	(3,033)	(1,557)	601	(986)	(385)
Installment loans	192	(1,194)	(1,002)	535	—	535
Home equity loans	73	(318)	(245)	(55)	(237)	(292)
Municipal loans	42	(180)	(138)	245	(111)	134

Total interest income	4,151	(10,319)	(6,168)	4,524	(5,193)	(669)

Interest expense:
Interest checking deposits	47	(598)	(551)	90	—	90
Money market savings	63	(3,541)	(3,478)	709	(2,826)	(2,117)
Regular savings	263	(670)	(407)	29	(134)	(105)
Certificates of deposit	213	(2,814)	(2,601)	351	—	351
Time open & club accounts	(79)	(521)	(600)	(103)	(277)	(380)
Federal funds purchased	40	(9)	31	10	(14)	(4)
Loans & securities sold under agreement to repurchase	133	(1,206)	(1,073)	304	(387)	(83)
Other borrowings	182	(130)	52	332	(102)	230

Total interest expense	862	(9,489)	(8,627)	1,722	(3,740)	(2,018)

Net interest income	$3,289	$(830)	$2,459	$2,802	$(1,453)	$1,349

Note:	For rate calculation purposes, average loan categories include unearned discount.

Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Table II has not been tax equated.

     Interest Income

      Interest and fees on loans decreased 8.7% or $5.1 million from the $58.4 million recorded for the year ended December 31, 2001 to $53.3 million for the year ended December 31, 2002. There was average loan volume growth in commercial loans that was offset by a decrease in loan yields. Mortgage loans and consumer loans also increased in average volume offset by a decrease in rate. Prime rate, which is an important factor of the banks’ loan interest income, decreased from 4.75% at December 31, 2001 to 4.25% at December 31, 2002. The average prime rate for the year ended December 31, 2002 was 4.67% compared to 6.77% for the year ended December 31, 2001. The average interest yield on the portfolio decreased from 7.7% in 2001 to 6.6% in 2002. Comparing 2001 to 2000, interest and fees on loans decreased 1.0% or $0.6 million from the $59.0 million recorded for the year ended December 31, 2000 to $58.4 million for the year ended December 31, 2001. There was a significant increase in loan volume in commercial loans that was offset by a decrease in loan yields. Prime rate also decreased from 9.50% beginning in January 2001 to 4.75% at December 31, 2001. The average prime rate for the year ended December 31, 2001 was 6.77% compared to 9.27% for the year ended December 31, 2000. The average interest yield on the portfolio decreased from 8.2% in 2000 to 7.7% in 2001.

      Tax-free interest on loans shows a comparatively constant trend when comparing the $3.2 million for December 31, 2002 with the $3.3 million for December 31, 2001 and the $3.2 million recorded for December 31, 2000.

      Interest on U.S. Government obligations decreased from $5.2 million for the year ended December 31, 2001 to $4.5 million for the year ended December 31, 2002. Though the volume was higher than the previous year, as higher yielding U.S. government securities matured or were called, they were replaced with lower yielding securities. Interest on U.S. Government obligations decreased from $7.3 million for the year ended December 31, 2000 to $5.2 million for the year ended December 31, 2001. The decline was due to a decrease in volume and rate. As U.S. government securities matured or were called, many were replaced with agency mortgage-backed securities.

      Interest and dividends on state and political subdivisions shows an increasing trend from $1.3 million in 2000 to $1.9 million in 2001 and $2.8 million in 2002. The increase is a result of a continued commitment to invest in tax-exempt securities. During 2002, 2001 and 2000, the Corporation acquired tax-exempt securities with a term of greater than ten years and at tax-equated yields substantially higher than investment opportunities.

      The other securities category consists mainly of U.S. Government Agency mortgage-backed securities. Income on other securities declined from $12.5 million in 2001 to $12.2 million in 2002. Growth in average volume from $192.6 million in 2001 to $196.3 million in 2002 was offset by a decrease in the yield. Income on other securities grew from $10.3 million in 2000 to $12.5 million in 2001. The increase was due to increased average volume where average balances increased from $154.8 million for 2000 to $192.6 million for 2001. Corporate and asset-backed securities purchased during the second half of 2000 also contributed to the increase in income.

      Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold decreased from $0.7 million in 2001 to $0.2 million in 2002 due to both decreased volume and a decline in the federal funds rate. Interest on federal funds sold decreased from $1.7 million in 2000 to $0.7 million in 2001 due to both decreased volume and a sharp decline in the federal funds rate.

     Interest Expense

      Interest expense on demand deposits decreased 51.9% or $4.1 million from $7.9 million in 2001 to $3.8 million in 2002. An increase in volume was offset by a decrease in the rate of interest checking accounts and money market accounts. Comparing 2000 to 2001, interest expense on demand deposits decreased 20.2% or $2.0 million from $9.9 million in 2000 to $7.9 million in 2001. An increase in volume was offset by a decrease in the rate of certain types of money market accounts.

      Interest expense on savings deposits decreased from $2.6 million in 2001 to $2.1 million in 2002. Average volume increased but a reduction in rate caused the decrease in expense. Interest expense on savings deposits decreased from $2.7 million in 2000 to $2.6 million in 2001. A reduction in rate caused the decrease.

      Interest expense on time deposits decreased from $20.3 million in 2001 to $17.1 million in 2002 primarily due to a decline in rates. Interest expense on time deposits decreased from $20.4 million in 2000 to $20.3 million in 2001 also due to a decline in rates.

      Interest expense-all other consists of interest paid on short-term borrowings such as federal funds purchased, repurchase agreements and a treasury tax and loan note. In addition, Union National Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreements account. Interest expense decreased from $2.2 million in 2001 to $1.2 million in 2002 due to a decrease in rate that was offset by an increase in volume. Interest expense decreased from $2.4 million in 2000 to $2.2 million in 2001 due to a decrease in rate that was partially offset by an increase in volume.

      Interest on long-term debt increased from $1.4 million at December 31, 2001 to $1.5 million at December 31, 2002. This increase represents interest on the additional $7.0 million borrowed from the Federal Home Loan Bank of Pittsburgh by Pennview in 2002. Interest on long-term debt increased from $1.2 million at December 31, 2000 to $1.4 million at December 31, 2001. This increase represents a full year of interest on the additional $8.0 million borrowed from the Federal Home Loan Bank of Pittsburgh by Pennview in 2000. Federal Home Loan Bank advances are available to meet seasonal and other withdrawals from deposit accounts, to purchase mortgage-backed securities and to expand lending.

     Provision For Loan Losses

      The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The provision for the years ended December 31, 2002, 2001, and 2000 was $1.3 million, $0.8 million, and $0.2 million, respectively. The provision for loan losses was increased in 2002 due to the growth of the loan portfolio and current economic conditions. Growing loan volumes and a migration of credit risk assessment towards weaker loan grades indicated the need for an increase in the reserve for 2002 and 2001. As weakness in the economy became apparent in the latter part of 2001, the proportion of credits with identified credit issues also increased. The provision for December 31, 2000 was minimal due to improvements in the evaluation criteria and recoveries in the fourth quarter of 2000. The ratio of the reserve for loan losses to total loans was 1.3% at both December 31, 2002 and 2001. (Also refer to Note 1 of Notes to Consolidated Financial Statements.)

     Noninterest Income

      Trust income continues to be a major source of noninterest income. Income for the year ended December 31, 2002 of $4.2 million was $0.1 million or 2.3% less than the $4.3 million reported for year ended December 31, 2001. Income for the year ended December 31, 2001 of $4.3 million was $0.1 million or 2.3% less than the $4.4 million reported for year ended December 31, 2000. For both years ended December 31, 2002 and December 31, 2001, the increase in the number of trust accounts was offset by the decline in market conditions thereby lowering the dollar value of assets under management.

      Service charges on deposit accounts increased $0.3 million from $5.2 million for the year ended December 31, 2001 to $5.5 million for the year ended December 31, 2002. Due to declining earnings credit rates in commercial accounts, service charges increased. Nonsufficient funds fees also increased. These increases were partially offset by a decrease in ATM fees. Service charges on deposit accounts increased $0.3 million from $4.9 million at December 31, 2000 to $5.2 million at

December 31, 2001. The realignment of checking account products resulted in an increase of deposit service fees.

      Commission income, which is offset by commission expense, is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income grew from $2.6 million at December 31, 2001 to $4.4 million at December 31, 2002, an increase of $1.8 million or 69.2%. The growth is primarily due to the acquisition of the Gum Insurance Agency in December 2001. Commission income decreased from $2.8 million at December 31, 2000 to $2.6 million at December 31, 2001, a reduction of $0.2 million or 7.1%. This decline is primarily due to an increase in broker/dealer commission that was adversely impacted by the decline in the equity markets.

      Other income that is noninterest related consists mainly of general fee income and other miscellaneous types of income. Other noninterest income of $5.4 million for 2002 is $0.3 million or 5.3% lower than the $5.7 million earned in 2001. Increases in debit card compensation, cash surrender values of bank-owned life insurance policies and an adjustment to the off-balance sheet reserve account were offset by decreases in the cash surrender values of nonqualified plan annuities, financial planning service fees and mortgage servicing rights fees. Other noninterest income of $5.7 million for 2001 is $1.1 million or 23.9% higher than the $4.6 million earned in 2000. Increases in debit card compensation, cash surrender values of bank-owned life insurance policies and nonqualified plan annuities all contributed to the growth.

     Asset Sales

      Sales of mortgage loans during the year ended December 31, 2002 resulted in a gain of $0.2 million as compared to $0.1 million for the year ended December 31, 2001. Sales increased due to the large number of refinancings that was a result of record low mortgage rates during 2002. Sales of mortgage loans during the year ended December 31, 2001 resulted in a gain of $0.1 million as compared to $0.01 million for the year ended December 31, 2000. Sales increased also due to the large number of refinancings that was a result of the decreasing long-term rates during 2001 that went even lower in 2002.

      During 2002, securities totaling approximately $27.9 million were sold from the available-for-sale portfolio resulting in a net gain of $0.9 million. Using the same philosophy as last year, short-term securities were sold and reinvested in medium-term securities to take advantage of an extremely steep yield curve. During 2001, securities totaling approximately $15.9 million were sold from the available-for-sale portfolio resulting in a net gain of $0.2 million. Short-term securities were sold and reinvested in medium-term securities to take advantage of the steepness of the yield curve during the 2001 year. In 2000, securities totaling approximately $9.0 million were sold from the available-for-sale portfolio or matured, resulting in a net gain of $1 thousand. Near maturity government securities were sold and reinvested in bank owned life insurance. The total of debt and equity securities held in the available-for-sale portfolio as of December 31, 2002 is $326.2 million versus $238.1 million at December 31, 2001. The accumulated other comprehensive income, related to debt securities, of $6.9 million, net of taxes, has been credited to shareholders’ equity as of December 31, 2002. Accumulated other comprehensive income, related to debt securities, of $2.8 million, net of taxes, was credited to shareholders’ equity as of December 31, 2001.

     Noninterest Expense

      The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, attempting to provide technological innovation whenever practical, as operations change or expand. Salaries and benefits increased $1.9 million or 9.5% from $20.0 million in 2001 to $21.9 million in 2002. The acquisition of the Gum Insurance Agency in December 2001 mainly contributed to the increases in regular salary expense, bonus and commis-

sion expense, and pension expense. Salaries and benefits decreased $0.9 million or 4.3% from $20.9 million in 2000 to $20.0 million in 2001. Decreases in bonus and commission expense, nonqualified pension expense and vacation liability accrual are the reason for the reduction.

      Net occupancy expense increased $0.3 million from $2.7 million for the year ended December 31, 2001 to $3.0 for the year ended December 31, 2002. Net occupancy expense remained constant at $2.7 million for the year ended December 31, 2000 and December 31, 2001. Equipment expense increased $0.1 million from $2.2 million in 2001 to $2.3 million in 2002. Equipment expense decreased $0.4 million from $2.6 million in 2000 to $2.2 million in 2001.

      Other expenses of $10.6 million decreased $0.3 million or 2.8% for the year ended December 31, 2002 as compared to $10.9 million for the year ended December 31, 2001. Audits and regulatory examination fees, legal, consultant and pension advisory fees, and insurance expense all increased while goodwill expense decreased. Other expenses of $10.9 million increased $1.2 million or 12.4% for the year ended December 31, 2001 as compared to $9.7 million for the year ended December 31, 2000. Advertising, contributions, community relations and stock option modification expense all contributed to this increase.

     Tax Provision

      The provision for income taxes was $7.6 million for the year ended December 31, 2002, $7.0 million for the year ended December 31, 2001 and $6.8 million for the year ended December 31, 2000. The provision for income taxes for 2002, 2001, and 2000, was at effective rates of 26.5%, 26.7%, and 28.1%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investment in municipal securities, loans and bank-owned life insurance.

     Financial Condition

      During 2002, total assets increased to $1,325.9 million, a growth of $65.2 million or 5.2% over the $1,260.7 million in 2001. Total investments increased by $47.2 million from $347.9 million at December 31, 2001 to $395.1 million at December 31, 2002. Federal funds sold increased $3.8 million to $3.9 million as compared to the $0.1 million at December 31, 2001. Total loans increased $27.1 million from $798.3 million at December 31, 2001 to $825.4 million at December 31, 2002. Total deposits increased $45.0 million to $1,043.1 million as compared to the $998.1 million at December 31, 2001.

     Investment Securities

      The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns on these investments. The securities portfolio consists primarily of U.S. Government agency, mortgage-backed and municipal securities.

      Total investments increased by $47.2 million from $347.9 million at December 31, 2001 to $395.1 million at December 31, 2002. The growth is primarily due to purchases of agency, tax-free municipal and mortgage-backed securities. The purchases were partially offset by called bonds and mortgage-backed prepayments due to the lowest interest rates in over forty years.

Table 3 — Investment Securities

      The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	December 31,

	2002	2001	2000

U.S. Treasury, government corporations and agencies	$114,597	$90,823	$131,344
State and political subdivisions	71,248	49,638	39,346
Mortgage-backed securities	139,849	152,159	122,601
Other	69,385	55,238	55,135

Total	$395,079	$347,858	$348,426

Table 4 — Investment Securities (Yields)

      The following table shows the maturity distribution and weighted average yields of the investment securities for the periods indicated. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	December 31,

	2002	2002	2001	2001	2000	2000
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$29,754	4.16%	$16,180	4.71%	$77,825	5.80%
1 Year-5 Years	156,518	4.62%	125,258	5.54%	112,536	6.07%
5 Years-10 Years	33,166	6.05%	47,606	6.20%	38,713	6.41%
After 10 Years	175,641	5.61%	158,814	6.22%	119,352	6.42%

Total	$395,079	5.15%	$347,858	5.90%	$348,426	6.17%

     Loans

      Total loans increased $27.1 million from $798.3 million at December 31, 2001 to $825.4 million at December 31, 2002. Commercial loans grew steadily through the year for an increase of $24.7 million. Consumer loans increased in the first quarter after loan promotion campaigns but then slowed as the year progressed to a decrease of $5.3 million for the year. Mortgage loans fluctuated throughout the year ending with net growth of $7.7 million.

Table 5 — Loan Portfolio

      The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$271,719	$254,032	$221,101	$212,656	$171,699
Real estate — commercial	203,927	195,872	168,761	173,780	169,402
Real estate — construction	36,588	34,774	39,707	33,632	33,530
Real estate — mortgage	243,642	226,962	214,973	219,292	214,798
Loans to individuals	57,226	71,212	79,320	72,658	64,306
All other loans	12,281	15,495	15,425	10,591	7,117

Total loans	$825,383	$798,347	$739,287	$722,609	$660,852

Table 6 — Loan Maturities and Sensitivity to Changes in Interest Rates

      The following table presents the maturity of the loan portfolio as of December 31, 2002:

	Due in One	Due in One	Due in Over
	Year or Less	to Five Years	Five Years	Total

Commercial, financial and agricultural	$175,386	$76,113	$20,220	$271,719
Real estate — construction	14,698	19,067	2,823	36,588

	$190,084	$95,180	$23,043	$308,307

      Loans due after one year totaling $30.3 million have variable interest rates. The remaining $87.9 million in loans have fixed rates.

      The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest include loans written for a three (3) or five (5) year term with a monthly payment based on a fifteen (15) year amortization schedule. At each three-year or five-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three or five years. At each three-year or five-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the “Due in One to Five Years” category on issue. The borrower has the right to prepay the loan at any time.

     Asset Quality

      Performance of the entire loan portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values, and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

      When a loan, including a loan impaired under SFAS No. 114, is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against other expense. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.

      Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

      Total cash basis, restructured and nonaccrual loans total $2.6 million at December 31, 2002 and $1.6 million at December 31, 2001 and $1.9 million at December 31, 2000 and consist mainly of commercial loans and real estate-related commercial loans. For the years ended December 31, 2002, 2001 and 2000, nonaccrual loans resulted in lost interest income of $0.2 million for each of the three years. The Corporation’s ratio of nonperforming assets to total loans was .32% as of December 31, 2002 and .20% as of December 31, 2001.

      At December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.5 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.4 million. At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.4 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.5 million.

      At December 31, 2002, management is not aware of other potential problem loans that cause serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At December 31, 2002 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 5.

Table 7 — Nonaccrual, Past Due and Restructured Loans

      The following table details the aggregate principal balance of loans classified as nonaccrual, past due and restructured:

	2002	2001	2000	1999	1998

Nonaccruing loans	$2,639	$1,617	$1,865	$2,285	$3,424

Accruing loans 90 days or more past due:
Real estate loans
Secured by 1-4 family dwellings	132	128	138	304	705
Other real estate	—	—	—	—	14
Commercial and industrial loans	520	3	—	63	—
Loans to individuals	228	186	208	214	204

Total accruing loans, 90 days or more past due	880	317	346	581	923

Restructured loans, not included above	—	—	—	38	125

Other real estate owned	—	—	—	45	393

     Reserve For Loan Losses

      Management believes the reserve for loan losses is maintained at a level that is adequate to absorb losses in the loan portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

      The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate. The methodology for establishing the loan loss reserve has been enhanced to evaluate and support the range of loss factors produced (i.e. normalizing unusual influences, establishment of factor floors). The results of these changes in the methodology are immaterial.

      The reserve for loan losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories for the periods indicated.

	December 31,

	2002	2001	2000

Allocated	$9,246	$8,920	$8,630
Unallocated	1,272	1,374	1,578

Total	$10,518	$10,294	$10,208

      The $0.3 million increase in the allocated portion of the reserve for the year ended December 31, 2002 occurred as increased risk associated with the commercial loan portfolio more than offset lower risk identified for the retail loan portfolio. Commercial loan allocation increases were attributable to loan growth of $24.7 million together with a weakening of portfolio quality measures. Classified commercial loans outstanding experienced a year over year rise of $10.8 million. Retail loan allocations decreased due to a combination of reduced consumer loan volume, more favorable trends in recent historical loss experience and reserve methodology adjustments related to guaranteed student loans. The $0.1 million reduction in the unallocated position is a result of the enhancements noted above. Analysis of unallocated adequacy is based on a stress-testing model assessing loan grade migration as influenced by economic conditions and grading accuracy.

      The $0.3 million increase in the allocated portion of the reserve for the year ended December 31, 2001 occurred due to higher reserves for growing loan volume and migration of credit risk assessment towards weaker loan grades. Total loans outstanding increased by 8.0% as moderate growth amongst retail portfolios was accompanied by significant commercial portfolio growth of 11.6%. As weakness in the economy became apparent in the latter part of the year, the proportion of credits with identified credit issues also increased. Classified loans, though still comparing favorably to historical benchmarks and peer experience, increased as a percent of total loans from 0.87% to 2.10%. The $0.2 million reduction in the unallocated reserve position was reflective of the above average credit quality and favorable level of non-performing loans experienced throughout the first three quarters of the year.

      Management believes that both the allocated and unallocated portions of the reserve are maintained at a level that is adequate to absorb losses in the loan portfolio.

      As the accompanying table indicates, the amount of loan loss provision charged to expense for 2002 was $1.3 million compared to $0.8 million in 2001 and $0.2 million in 2000.

Table 8 — Summary of Loan Loss Experience

	2002	2001	2000	1999	1998

Average amount of loans outstanding	$796,575	$751,030	$707,084	$674,798	$635,939
Loan loss reserve at beginning of period	$10,294	$10,208	$10,704	$10,019	$9,751
Charge-offs:
Real estate loans	54	12	156	348	575
Commercial and industrial loans	1,185	602	794	1,105	370
Loans to individuals	535	603	423	304	427

Total charge-offs:	1,774	1,217	1,373	1,757	1,372

Recoveries:
Real estate loans	367	143	98	857	324
Commercial and industrial loans	182	223	463	440	256
Loans to individuals	146	174	111	93	102

Total recoveries:	695	540	672	1,390	682

Net charge-offs:	1,079	677	701	367	690
Additions to loan loss reserve	1,303	763	205	1,052	958

Loan loss reserve at end of period	$10,518	$10,294	$10,208	$10,704	$10,019

Loan type as percentage of loans and amount in reserve by category:

		2002		2001		2000		1999		1998

Real estate loans	58.7	$3,777	57.3	$3,515	57.3	$2,370	59.0	$2,571	63.2	$2,358
Commercial and industrial loans	32.9	4,344	31.8	3,939	29.9	4,848	29.4	5,356	26.0	3,575
Loans to individuals	6.9	1,114	8.9	1,455	10.7	1,401	10.1	848	9.7	1,049
All other loans	1.5	11	2.0	11	2.1	11	1.5	11	1.1	11
Unallocated portion		1,272		1,374		1,578		1,918		3,026

Total		$10,518		$10,294		$10,208		$10,704		$10,019

Ratio of net charge-offs versus average loans		0.14%		0.09%		0.10%		0.05%		0.11%

      Total cash-basis and nonaccrual loans of $2,639 at December 31, 2002, were generally comprised of $135 in residential real estate loans, $1,350 in commercial real estate loans and $1,154 in commercial and other loans.

     Goodwill and Other Intangible Assets

      On January 1, 2002, the Corporation adopted Statement No. 141, “Business Combinations” (SFAS No. 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional and annual impairment tests and no impairment was noted. The Corporation will be required to perform goodwill impairment tests at least on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      The Corporation has a covenant not to compete, intangible assets due to branch acquisitions and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $0.3 million for the year ended December 31, 2002, $0.3 million for the year ended December 31, 2001 and $0.4 million for the year ended December 31, 2000. The Corporation also has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset and will not be amortized.

      The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:

	For the Twelve Months
	Ended December 31

	2002	2001

Net income, as reported	$21,106	$19,210
Add back: Goodwill amortization, net of income tax benefit of $22	—	467

Adjusted net income	$21,106	$19,677
Per common share data:
Net income per share:
Basic as reported	$2.45	$2.17
Goodwill amortization	—	0.05
Adjusted basic earnings per share	$2.45	$2.22

Diluted as reported	$2.42	$2.16
Goodwill amortization	—	0.05
Adjusted diluted earnings per share	$2.42	$2.21

     Deposits

      Total deposits grew from $998.1 million at December 31, 2001 to $1,043.1 million at December 31, 2002, an increase of $45.0 million or 4.5%. Deposit growth was due mainly to an increase in demand deposit accounts, savings accounts, interest checking and certain types of money market accounts. Savings accounts’ growth of $25.0 million was the majority of the increase. Univest and its subsidiaries do not have any foreign offices or foreign deposits.

Table 9 — Deposits

      The following table summarizes the average amount of deposits for the years indicated:

		2002	2001	2000

A. Average:	Noninterest-bearing demand deposits	$159,919	$152,716	$150,911
	Interest checking	113,695	99,644	90,785
	Money Market savings	211,253	208,268	188,394
	Saving deposits	155,690	134,073	134,450
	Time deposits	373,387	374,417	370,239

	Total	$1,013,944	$969,118	$934,779

      The following table summarizes the maturities of certificates of deposit and other time deposits with balances of $100 or more:

		Due 3 Months	Due 3 -	Due 6 -	Due Over
		or Less	6 Months	12 Months	12 Months

B. Year-end balance:	Certificates of deposit	$11,074	$6,758	$14,546	$7,140
	Other time deposits	7,652	6,712	305	478

     Borrowings

      Long-term debt increased $7.0 million from $24.1 million at December 31, 2001 to $31.1 million at December 31, 2002.

Table 10 — Short Term Borrowings

      The following table details key information pertaining to securities sold under agreement to repurchase on a overnight basis for the periods indicated:

	2002	2001	2000

Balance at December 31	$88,347	$73,745	$67,370
Weighted average interest rate at year end	1.0%	1.5%	3.7%
Maximum amount outstanding at any month’s end	$102,993	$91,986	$71,830
Average amount outstanding during the year	$82,219	$75,386	$64,525
Weighted average interest rate during the year	1.3%	2.9%	3.5%

     Shareholders’ Equity

      Shareholders’ equity increased $11.9 million or 9.8% to $133.5 million at December 31, 2002 compared to $121.6 million at December 31, 2001. Treasury stock increased to $39.8 million from $33.1 million at December 31, 2001. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 181,343.

      Subsequent to December 31, 2002, the Board of Directors announced a five for four stock split in the form of a dividend. All share and per share data has been restated to give effect of the dividend.

      The accumulated other comprehensive income, related to debt securities, of $6.9 million, net of taxes, has been included in shareholders’ equity as of December 31, 2002. At December 31, 2001, the accumulated other comprehensive income, related to debt securities, included in shareholders’ equity was $2.8 million, net of taxes.

      The accumulated other comprehensive income, related to interest-rate swaps, of $0.3 million, net of taxes, has been included in shareholders’ equity as of December 31, 2002 and December 31, 2001.

     Capital Adequacy

      Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I and Tier II. Tier I is composed of total shareholders’ equity, excluding the adjustment for the unrealized securities gains and losses, and also excluding any goodwill. Tier II includes the applicable portion of the reserve for loan losses. Minimum required total risk-based capital is 8.0%. Under the requirements, Univest has Tier I capital ratios of 12.4% and total risk-based capital ratios of 13.6% at both December 31, 2002 and 2001. These ratios place Univest in the “well-capitalized” category under regulatory standards.

      On January 10, 2003, Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. The transaction is expected to close in the second quarter of 2003. In the absence of any addition of Tier I or Tier II capital, the Total Capital to Risk-Weighted-Assets and Tier 1 to Total Risk-Weighted-Assets ratios, of Univest Corporation and Univest National Bank, are anticipated to decline by more than 3 percentage points and the Tier I Capital to Average Assets ratio is anticipated to decline by more than 2 percentage points as a result of this merger. Management believes that all these ratios will remain above levels considered “well-capitalized” under the current regulatory framework for prompt corrective action. Management continues to evaluate its alternatives to enhance the Bank’s capital position.

     Critical Accounting Policies

      Management, in order to prepare Univest’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially effect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified reserves for loan losses, derivatives, intangible assets, investment securities, mortgage servicing rights and benefit plans as its critical accounting policies.

      Reserves for loan losses are provided using techniques that specifically identify losses on impaired loans, estimate losses on pools of homogeneous loans, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the corporation’s results of operation and statements of financial condition in the periods requiring additional reserves.

      The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the company but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the company be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At December 31, 2002, Univest’s interest-rate swap hedges were considered to be effective.

      Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of Pennview Savings Bank, Univest Investments, and Univest Insurance. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related change in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

      Univest designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

      Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140. As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

      The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s report of operation or statement of financial condition.

      Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

     Asset/ Liability Management

      The primary functions of Asset/ Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates.

      Univest uses both GAP and simulation techniques to quantify its exposure to interest rate risk. The Corporation uses GAP techniques to identify and monitor long term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.

      The Corporation is permitted to use interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income.

      At December 31, 2002, $30.0 million in notional interest-rate swaps were outstanding. The contracts entered into by the Corporation expire as follows: $10.0 million in notional principal amount in the second quarter 2003, $10.0 million in the third quarter 2003 and $10.0 million in the first quarter 2004. The impact of the interest-rate swaps on net interest income for the year ended December 31, 2002 was a positive $0.7 million and for the year ended December 31, 2001 was a positive $0.4 million.

      The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2002 and December 31, 2001, the market value of interest-rate swaps in a favorable value position was $0.5 million. There were no interest-rate swaps with the market value in an unfavorable position at either date. Credit risk exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

     Liquidity

      Univest, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and deposit withdrawals. Univest manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs.

      Core deposits and cash management repurchase agreements (Repos) have historically been the most significant funding sources for the Corporation. These deposits and Repos are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery Counties of Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, thrifts, mutual funds, security dealers and others.

      Univest supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the banks investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

      Univest, through its Banks, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $268.4 million. At December 31, 2002, Univest’s outstanding borrowings under the FHLB credit facilities totaled $31.1 million. The maximum borrowing capacity changes as a function of the Banks’ qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

      The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At December 31, 2002, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

      Univest, through Union National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2002, the Corporation had no outstanding borrowings under this line.

      On January 10, 2003 Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. The transaction is expected to close in the second quarter of 2003. Management believes that the liquidity position of Univest National Bank will remain adequate following the transaction.

     Credit Risk

      Extending credit exposes Univest to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Univest manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent.

      The loan review department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists.

      Univest focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Eastern Pennsylvania market area and are secured by developed real estate at conservative loan-to-value ratios and often by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

      Credit risk in the direct consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans.

      Univest originates fixed-rate and adjustable-rate residential mortgage loans that are secured by the underlying 1- to 4-family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more that 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

      Univest closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact all borrowers. If collection attempts fail, Univest will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Univest. Univest monitors delinquency trends and past due reports are submitted to the Board of Directors.

     Contractual Obligations and Commercial Commitments

      Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/ liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments over time as detailed in the table below. For further information regarding Univest’s contractual obligations, refer to Footnote 14 of the Consolidated Financial Statements, herein.

     Contractual Obligations

		Payments Due by Period

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Long-term debt	$31,075	$4,000	$3,000	$75	$24,000
Securities sold under agreement to repurchase	88,347	88,347	—	—	—
Other short-term borrowings	1,155	1,155	—	—	—
Certificates of deposit	366,927	285,117	51,364	30,446	—
Operating leases	3,273	861	1,141	528	743

Total contractual cash obligations	$490,777	$379,480	$55,505	$31,049	$24,743

      Univest is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby or commercial letters of credit, and interest rate swaps. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

      The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss. Univest controls the credit risk of its interest rate swaps through credit approvals, limits and monitoring procedures. Unless noted otherwise, Univest does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in the table below. For further information regarding Univest’s commitments, refer to Footnote 14 of the Consolidated Financial Statements, herein.

     Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$320,453	$212,798	$63,820	$15,039	$28,796
Standby and commercial letters of credit	18,572	15,446	1,571	1,555	—

Total commercial commitments	$339,025	$228,244	$65,391	$16,594	$28,796

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any impact on the Corporation’s financial position and results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No. 145), which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4 “Reporting Gains and Losses for Extinguishment of Debt”. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Corporation adopted SFAS No. 145 on January 1, 2003 and the adoption of SFAS No. 145 did not have any impact on the Corporation’s financial position and results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The provisions of SFAS No. 146 will be applied prospectively after the adoption date.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (SFAS No. 147) which removed financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. As a result, the requirement to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of financial institutions. Additionally, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 are effective October 1, 2002. The adoption of SFAS No. 147 did not have any impact on the Corporation’s financial position and results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have any impact on the Corporation’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      When used or incorporated by reference in disclosure documents, the words “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Corporation expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

      Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending and deposit taking activities, Univest is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. Univest’s Asset/ Liability Management Committee (ALMC) manages interest rate risk in a manner so as to provide adequate and predictable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.

      Univest uses both GAP and simulation techniques to quantify its exposure to interest rate risk. The Corporation uses GAP techniques to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a 1-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is permitted to use interest-rate swaps and interest-rate caps/floors with indices that correlate to on-balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate based on the Corporation’s current economic outlook. The effect of the interest-rate swaps that the bank uses to reduce its earnings volatility due to rate risk is also included in the results of the simulation.

      At December 31, 2002, the simulation, based upon forward-looking assumptions, projects that Univest’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause Univest’s interest margin, over a 1-year horizon, to be approximately 2.00% less than it would be if market rates would remain unchanged. At December 31, 2001, the simulation projected that Univest’s greatest interest margin exposure to interest-rate risk would occur if interest rates had risen. A 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause Univest’s interest margin, over a 1-year horizon, to be approximately 0.60% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 3.10% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/ Liability Management, Liquidity” and the table below:

Table 13 — Interest Sensitivity Analysis

      Interest Sensitivity Analysis at December 31, 2002 (Dollars in thousands)

	Within	1-5	Over
	1 Year	Years	5 Years

Rate Sensitive Interest Earning Assets
Federal funds sold	$3,900	$—	$—
Investment securities	120,833	206,391	68,596
Loans	429,417	342,419	53,542
Hedging instruments	(10,000)	10,000	—

	544,150	558,810	122,138
Rate Sensitive Liabilities
Interest bearing deposits	449,484	417,916	98
Borrowed funds	45,292	63,483	11,802
Net noninterest-bearing funds(a)	—	—	237,023

	494,776	481,399	248,923
Excess interest-earning assets (liabilities)	49,374	77,411	(126,785)
Cumulative excess interest-earning assets (liabilities)	$49,374	$126,785	$—

Notes to interest sensitivity analysis:

(a)	Net noninterest-bearing funds is the sum of non-interest bearing liabilities and shareholders’ equity minus non-interest earning assets.

Item 8.	Financial Statements and Supplementary Data

      The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Auditors

Board of Directors and Shareholders

Univest Corporation of Pennsylvania

      We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univest Corporation of Pennsylvania at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the Consolidated Financial Statements, in 2002, Univest Corporation of Pennsylvania changed its method of accounting for its goodwill.

ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 22, 2003

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and due from banks	$40,879	$39,107
Interest-bearing deposits with other banks	741	15,731
Investment securities held-to-maturity (market value $71,498 and $112,689 at December 31, 2002 and 2001, respectively)	68,871	109,805
Investment securities available-for-sale	326,208	238,053
Federal funds sold and other short-term investments	3,900	64
Loans	825,378	798,329
Less: Reserve for loan losses	(10,518)	(10,294)

Net loans	814,860	788,035

Premises and equipment, net	16,036	16,025
Accrued interest and other assets	54,370	53,893

Total assets	$1,325,865	$1,260,713

LIABILITIES
Demand deposits, noninterest bearing	$175,608	$166,254
Demand deposits, interest bearing	337,169	322,245
Savings deposits	163,403	139,449
Time deposits	366,926	370,189

Total deposits	1,043,106	998,137

Securities sold under agreements to repurchase	88,347	73,745
Other short-term borrowings	1,155	17,855
Accrued expenses and other liabilities	28,729	25,321
Long-term debt	31,075	24,075

Total liabilities	1,192,412	1,139,133

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2002 and 2001 and 9,917,397 shares issued at December 31, 2002 and 2001 and 8,549,502 and 8,730,845 shares outstanding at December 31, 2002 and 2001, respectively*	49,587	41,037
Additional paid-in capital	20,912	20,912
Retained earnings	95,550	89,688
Accumulated other comprehensive income	7,240	3,070
Treasury stock, at cost; 1,367,895 shares and 1,186,552 shares at December 31, 2002 and 2001, respectively	(39,836)	(33,127)

Total shareholders’ equity	133,453	121,580

Total liabilities and shareholders’ equity	$1,325,865	$1,260,713

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except share data)
Interest income
Interest and fees on loans:
Taxable	$50,123	$55,084	$55,808
Exempt from federal income taxes	3,181	3,319	3,185

Total interest and fees on loans	53,304	58,403	58,993
Interest and dividends on investment securities:
U.S. Government obligations	4,544	5,233	7,333
Obligations of state and political subdivisions	2,752	1,938	1,339
Other securities	12,160	12,543	10,255
Interest on time deposits with other banks	99	345	285
Interest on federal funds sold and term federal funds	181	746	1,672

Total interest income	73,040	79,208	79,877

Interest expense
Interest on demand deposits	3,844	7,873	9,900
Interest on savings deposits	2,148	2,555	2,660
Interest on time deposits	17,147	20,348	20,377
Interest on long-term debt	1,504	1,429	1,171
Interest — all other	1,171	2,236	2,351

Total interest expense	25,814	34,441	36,459

Net interest income	47,226	44,767	43,418
Provision for loan losses	1,303	763	205

Net interest income after provision for loan losses	45,923	44,004	43,213

Noninterest income
Trust	4,181	4,260	4,404
Service charges on deposit accounts	5,532	5,215	4,935
Commission income	4,449	2,596	2,776
Net gains on sales of securities	885	150	1
Net gains on sales of mortgages	169	83	14
Other	5,377	5,662	4,611

Total other income	20,593	17,966	16,741

Noninterest expense
Salaries and benefits	21,944	19,961	20,887
Net occupancy	2,978	2,734	2,652
Equipment	2,281	2,214	2,556
Other	10,587	10,880	9,720

Total other expenses	37,790	35,789	35,815

Income before income taxes	28,726	26,181	24,139
Applicable income taxes	7,620	6,971	6,791

Net income	$21,106	$19,210	$17,348

Net income per share:*
Basic	$2.45	$2.17	$1.91

Diluted	$2.42	$2.16	$1.90

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Accumulated
	Other		Additional
	Comprehensive	Common	Paid-in	Retained	Treasury
	Income	Stock	Capital	Earnings	Stock	Total

	(In thousands, except share data)
Balance at December 31, 1999	$(2,672)	$39,272	$14,908	$73,409	$(22,166)	$102,751

Comprehensive Income
Net Income for 2000				17,348		17,348
Other comprehensive income, net of income taxes of $1,927
Unrealized gains and (losses) on investment securities available-for-sale	3,520					3,520

Total comprehensive income						20,868

Cash dividends declared* ($0.586 per share)				(5,420)		(5,420)
5% stock dividend paid May 1, 2000		1,765	6,004	(7,769)
Stock issued under dividend reinvestment and employee stock purchase plans (57,550 shares)				(27)	1,266	1,239
Exercise of stock options (4,491 shares)				(43)	109	66
Acquisition of treasury stock (192,921 shares)					(4,264)	(4,264)

Balance at December 31, 2000	848	41,037	20,912	77,498	(25,055)	115,240

Comprehensive Income
Net Income for 2001				19,210		19,210
Other comprehensive income, net of income taxes of $1,197
Unrealized gains and (losses) on investment securities available-for-sale	1,919					1,919
Unrealized gains and (losses) on swaps	303					303

Total comprehensive income						21,432

Cash dividends declared* ($0.656 per share)				(5,843)		(5,843)
Stock issued under dividend reinvestment and employee stock purchase plans (44,060 shares)				(16)	1,221	1,205
Exercise of stock options (67,628 shares)				(1,161)	2,213	1,052
Acquisition of treasury stock (404,302 shares)					(11,506)	(11,506)

Balance at December 31, 2001	3,070	41,037	20,912	89,688	(33,127)	121,580

Comprehensive Income
Net Income for 2002				21,106		21,106
Other comprehensive income, net of income taxes of $2,228
Unrealized gains and (losses) on investment securities available-for-sale	4,147					4,147
Unrealized gains and (losses) on swaps	23					23

Total comprehensive income						25,276

Five for four stock split payable on February 28, 2003		8,550		(8,550)
Cash dividends declared* ($0.736 per share)				(6,354)		(6,354)
Stock issued under dividend reinvestment and employee stock purchase plans (36,641 shares)				(16)	1,365	1,349
Exercise of stock options (29,780 shares)				(324)	1,116	792
Acquisition of treasury stock (247,768 shares)					(9,190)	(9,190)

Balance at December 31, 2002	$7,240	$49,587	$20,912	$95,550	$(39,836)	$133,453

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, payable on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net income	$21,106	$19,210	$17,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of (less than) net charge-offs	224	86	(496)
Depreciation of premises and equipment	2,057	2,495	2,284
Discount accretion on investment securities	(154)	(764)	(338)
Deferred income tax (benefit)	247	(757)	(458)
Realized gains on investment securities	(885)	(150)	(1)
Realized gains on sales of mortgages	(169)	(83)	(14)
Increase (decrease) in net deferred loan fees	132	479	(315)
(Increase) decrease in interest receivable and other assets	(442)	(836)	60
Increase in accrued expenses and other liabilities	843	1,814	3,409

Net cash provided by operating activities	22,959	21,494	21,479
Cash flows from investing activities
Proceeds from maturing securities held-to-maturity	64,634	163,329	61,707
Proceeds from maturing securities available-for-sale	78,358	111,274	20,114
Proceeds from sales of securities available-for-sale	27,890	15,893	9,041
Purchases of investment securities held-to-maturity	(23,535)	(114,198)	(82,671)
Purchases of investment securities available-for-sale	(187,165)	(171,862)	(38,956)
Decrease (increase) in interest-bearing deposits	14,990	(10,600)	(1,292)
Premium paid to purchase bank-owned life insurance	—	—	(8,000)
Net (increase) decrease in federal funds sold and other short-term investments	(3,836)	16,126	(14,390)
Proceeds from sales of mortgages	12,509	9,016	2,362
Net increase in loans	(39,521)	(68,513)	(18,787)
Capital expenditures	(2,068)	(2,982)	(2,414)
Other investing activities	—	(2,700)	(200)

Net cash used in investing activities	(57,744)	(55,217)	(73,486)
Cash flows from financing activities
Net increase in deposits	44,969	26,213	61,249
Net (decrease) increase in short-term borrowings	(2,098)	23,101	(3,599)
Repayment of long-term debt	—	(7,000)	(2,000)
Proceeds from long-term debt	7,000	5,000	10,000
Purchases of treasury stock	(9,190)	(11,506)	(4,264)
Stock issued under dividend reinvestment and employee stock purchase plans	1,349	1,205	1,239
Proceeds from exercise of stock options	792	1,052	66
Cash dividends	(6,265)	(5,752)	(5,233)

Net cash provided by financing activities	36,557	32,313	57,458

Net increase (decrease) in cash and due from banks	1,772	(1,410)	5,451
Cash and due from banks at beginning of year	39,107	40,517	35,066

Cash and due from banks at end of year	$40,879	$39,107	$40,517

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$26,615	$34,893	$34,497
Income taxes	$7,724	$7,678	$7,077

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements

(All dollar amounts presented are in thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies

Organization

      Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiaries, Union National Bank and Trust Company (Union) and Pennview Savings Bank (Pennview), is engaged in domestic commercial and retail banking services and provides a full range of banking and trust services to its customers. Delview, a subsidiary of Pennview, provides financial planning, investment management, insurance products and brokerage services. Union and Pennview serve the Montgomery and Bucks Counties of Pennsylvania through 30 banking offices and provide banking and trust services to the residents and employees of 12 retirement communities, a work site office at Moyer Packing Company, which performs a payroll check cashing service and an express banking center located in the Montgomery Mall.

Principles of Consolidation

      The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania and its wholly owned subsidiaries, including Union National Bank and Trust Company and Pennview Savings Bank, collectively referred to herein as the “Banks.” All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interest-bearing Deposits with Other Banks

      Interest-bearing deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

Investment Securities

      Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was $6,915 and $2,767 at December 31, 2002 and December 31, 2001, respectively.

      Gains and losses on sales of securities are computed on a specific security basis.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Loans

      Loans are stated at the principal amount less net deferred loan fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Accrual of interest income on loans ceases when collectibility of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Thereafter, income is only recognized as payments are received for loans on which there is no uncertainty as to the collectibility of principal. Loans are considered past due based upon failure to comply with contractual terms.

Loan Fees

      Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized.

Derivative Financial Instruments

      The Corporation uses interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. Univest accounts for its interest-rate swap contracts in compliance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the bank. When the effectiveness of the hedge can be established and adequately documented at the inception of the derivative contract, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. To ensure effectiveness, Univest performs an analysis to ensure that changes in fair value or cash flow of the derivative correlates to the equivalent changes in the loans being hedged. Related fees, if any, are deferred and amortized on a straight-line basis over the life of the swap, which corresponds to the estimated life of the asset being hedged. Interest-rate differentials to be paid or received as a result of interest-rate swap agreements are accrued and recognized as an adjustment of interest income related to the designated floating-rate loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

Reserve for Loan Losses

      The reserve for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan losses. This evaluation is inherently subjective as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

      The reserve for loan losses consists of an allocated reserve and an unallocated reserve. The allocated reserve is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios, and is to account for a level of imprecision in management’s estimation process.

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

      The Corporation maintains an unallocated reserve to recognize the existence of credit exposures that are within the loan portfolio although currently are undetected. There are many factors considered such as the inherent delay in obtaining information regarding a customer’s financial condition or changes in their business condition, the judgmental nature of loan evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments.

      The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded.

Premises and Equipment

      Land is stated at cost, and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets (bank premises and improvements — average life 25 years; furniture and equipment — average life 10 years).

Other Real Estate Owned

      Other real estate owned represents properties acquired through customers’ loan defaults and is included in accrued interest and other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair market value of the property, less estimated costs to sell.

Stock Options

      The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. The Corporation has not determined whether or when it will adopt Financial Accounting Standard No. 123, “Accounting for Stock-Based-Compensation” (SFAS No. 123). The Corporation has adopted Financial Accounting Standard No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (SFAS No. 148). Note 10 provides a proforma presentation of the effects that such an election would have on income and earning per share. Under APB 25, no

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.

Dividend Reinvestment and Employee Stock Purchase Plans

      The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,250,000 shares of common stock and the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 625,000 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period.

      During 2002 and 2001, 40,553 and 47,448 shares, respectively, were issued under the Reinvestment Plan, with 1,006,983 shares available for future purchase as of December 31, 2002. During 2002 and 2001, 5,249 and 7,628 shares, respectively, were issued under the Purchase Plan, with 609,970 shares available for future purchase as of December 31, 2002.

Income Taxes

      Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Intangible Assets

      The Corporation acquired intangible assets in connection with the acquisitions of Pennview, Univest Investments, Inc. and Univest Insurance, Inc. that include goodwill, a covenant not to compete and core deposit intangibles. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. The net carrying amount at December  31, 2002 was $6,210, $5,790 at December 31, 2001. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 141 and SFAS No. 142, which changed the initial measurement and subsequent recording of goodwill and intangible assets. The effect of adopting SFAS No. 141 is discussed in Note 7, Intangible Assets. Core deposit intangibles have been fully amortized over their estimated useful lives of ten years. The covenant not to compete is being amortized over the five year contractual life.

      Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the rights are retained. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2002 was $353 and at December 31, 2001 was $526. The fair value of these rights were $409 and $567, respectively. The fair value of servicing rights was determined using discount rates ranging from 6.0% to 7.5%. Amortization of mortgage servicing rights of approximately $15 was recorded during 2002, $19 was recorded in 2001 and $22 was recorded in 2000. The valuation allowance was $439 at December 31, 2002 and $152 at December 31, 2001.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

      Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay.

      The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are nonqualified benefit plans.

      Univest sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of Univest and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

      The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation accrues the costs associated with providing these benefits during the active service periods of employees in accordance with Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106).

Statement of Cash Flows

      Univest has defined those items included in the caption “Cash and due from banks” as cash and cash equivalents.

Trust Assets

      Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

Stock Split

      On January 22, 2003, the Corporation’s board of directors declared a five for four stock split in the form of a stock dividend to be paid on February 28, 2003 to all shareholders of record as of February 7, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

Earnings Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Comprehensive Income

      Unrealized gains or losses on the Corporation’s available-for-sale securities and cash flow hedges are included in comprehensive income.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	Period Ended Dec. 31,

	2002	2001

Net income	$21,106	$19,210
Change in accumulated unrealized gain on cash flow hedges	23	303
Change in unrealized gain (loss) on available-for-sale investment securities	4,147	1,919

Total comprehensive income	$25,276	$21,432

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any impact on the Corporation’s financial position and results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS No. 145), which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4 “Reporting Gains and Losses for Extinguishment of Debt”. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Corporation adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have any impact on the Corporation’s financial position and results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The provisions of SFAS No. 146 will be applied prospectively after the adoption date.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (SFAS No. 147) which removed financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. As a result, the requirement to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of financial institutions. Additionally, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 are effective October 1, 2002. The adoption of SFAS No. 147 did not have any impact on the Corporation’s financial position and results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have any impact on the Corporation’s financial position and results of operations.

Note 2.     Restrictions on Cash and Due from Bank Accounts

      Union is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances was $0.9 million at December 31, 2002 and $2.7 million at December 31, 2001. In 2002 Union made a change in its transaction account sweep program that resulted in a lower level of required reserve balances.

Note 3.     Investment Securities

      The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2002 and 2001, by maturity within each type:

	December 31, 2002				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
U.S. Treasury, government corporations and agencies obligations:
Within 1 year	$9,560	$239	$—	$9,799	$7,000	$102	$—	$7,102
1 to 5 years	9,100	221	—	9,321	23,100	446	(9)	23,537

	18,660	460	—	19,120	30,100	548	(9)	30,639

State and political subdivisions:
Within 1 year	6,331	103	—	6,434	2,960	26	—	2,986
1 to 5 years	2,849	67	—	2,916	9,180	195	—	9,375
Over 10 years	1,154	41	—	1,195	1,154	4	—	1,158

	10,334	211	—	10,545	13,294	225	—	13,519

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2002				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Mortgage-backed securities:
1 to 5 years	$369	$9	$—	$378	$934	$17	$—	$951
5 to 10 years	4,893	278	—	5,171	5,726	104	—	5,830
Over 10 years	15,751	915	—	16,666	39,384	1,027	(83)	40,328

	21,013	1,202	—	22,215	46,044	1,148	(83)	47,109

Other:
Within 1 year	100	—	—	100	—	—	—	—
1 to 5 years	15,231	599	—	15,830	10,145	532	—	10,677
5 to 10 years	—	—	—	—	6,351	298	—	6,649
Over 10 years	3,533	155	—	3,688	3,871	225	—	4,096

	18,864	754	—	19,618	20,367	1,055	—	21,422

Total	$68,871	$2,627	$—	$71,498	$109,805	$2,976	$(92)	$112,689

	December 31, 2002				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available-for-Sale
U.S. Treasury, government Corporations and agencies Obligations:
Within 1 year	$—	$—	$—	$—	$5,497	$54	$—	$5,551
1 to 5 years	94,002	1,935	—	95,937	52,260	868	—	53,128
5 to 10 years	—	—	—	—	2,000	44	—	2,044

	94,002	1,935	—	95,937	59,757	966	—	60,723

State and political subdivisions:
1 to 5 years	973	14	(1)	986	974	6	—	980
5 to 10 years	1,706	67	—	1,773	1,224	20	—	1,244
Over 10 years	55,594	2,591	(30)	58,155	33,918	569	(367)	34,120

	58,273	2,672	(31)	60,914	36,116	595	(367)	36,344

Mortgage-backed securities:
1 to 5 years	2,146	105	—	2,251	2,436	50	—	2,486
5 to 10 years	23,297	1,168	—	24,465	29,400	795	—	30,195
Over 10 years	89,183	2,937	—	92,120	72,627	977	(170)	73,434

	114,626	4,210	—	118,836	104,463	1,822	(170)	106,115

Other:
Within 1 year	13,747	16	—	13,763	669	—	—	669
1 to 5 years	28,048	1,747	—	29,795	23,994	1,311	—	25,305
5 to 10 years	2,000	35	—	2,035	2,000	46	—	2,046
Over 10 years	4,886	42	—	4,928	6,797	54	—	6,851

	48,681	1,840	—	50,521	33,460	1,411	—	34,871

Total	$315,582	$10,657	$(31)	$326,208	$233,796	$4,794	$(537)	$238,053

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

      Securities with a market value of $222.0 million and $206.0 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required by law.

      During the year ended December 31, 2002, available-for-sale securities with a fair value at the date of sale of $27,890 were sold, $15,893 in 2001. Gross realized gains on such sales totaled $885 during 2002, $151 in 2001 and $9 in 2000, and the gross realized losses totaled $0 during 2002, $1 in 2001 and $8 in 2000. Tax expense related to net realized gains from the sales of investments securities for the years ended December 31, 2002, 2001 and 2000 were $310, $51, $0, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income as a separate component of shareholders’ equity totaled $6,915 in 2002 and $2,767 in 2001. Unrealized losses in investment securities at December 31, 2002 and 2001 do not represent permanent impairments.

      At December 31, 2002 and 2001, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

Note 4.     Loans

      The following is a summary of the major loan categories:

	December 31,

	2002	2001

Commercial, financial and agricultural	$271,719	$254,032
Real estate — commercial	203,927	195,872
Real estate — construction	36,588	34,774
Real estate — mortgage	243,642	226,962
Loans to individuals	57,226	71,212
All other loans	12,281	15,495

Total loans	825,383	798,347
Less: Unearned income	(5)	(18)

	$825,378	$798,329

      Net unamortized deferred fees and costs for the years ended December 31, 2002 and 2001 were $1,747 and $1,654 respectively.

      At December 31, 2002, loans to directors and executive officers of Univest and companies in which directors have an interest aggregated $18,459. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms. The summary of activity for the past year is as follows:

Balance at		Amounts	Balance at
January 1, 2002	Additions	Collected	December 31, 2002

$19,735	$16,046	$17,322	$18,459

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 5.     Reserve for Loan Losses

      A summary of the transactions in the reserve for loan losses is as follows:

	2002	2001	2000

Balance at beginning of year	$10,294	$10,208	$10,704
Provision charged to operating expense	1,303	763	205
Recoveries	695	540	672
Loans charged off	(1,774)	(1,217)	(1,373)

Balance at end of year	$10,518	$10,294	$10,208

      Information with respect to loans that are considered to be impaired under SFAS No. 114 for the year ended December 31 is as follows:

	December 31,

	2002	2001

Average recorded investment in impaired loans	$2,682	$2,154
Recorded investment in impaired loans at year-end subject to a reserve for loan losses	701	832
Corresponding reserve	443	540
Recorded investment in impaired loans at year-end requiring no reserve for loan losses	1,803	574
Recorded investment in impaired loans at year-end	2,504	1,406
Recorded investment in nonaccrual and restructured*	2,639	1,617

      Loans greater than 90 days past due and still accruing interest were $880 and $317 at December 31, 2002 and 2001 respectively.

*	Included in the nonaccrual total are Pennview’s first residential mortgage loans which were over 90 days delinquent of $135 at December 31, 2002 and $211 at December 31, 2001.

      The following is an analysis of interest on nonaccrual and restructured loans at December 31 as follows:

	2002	2001	2000

Nonaccrual and restructured loans	$2,639	$1,617	$1,865
Interest income that would have been recognized under original terms	198	176	229

      There was no other real estate owned at December 31, 2002 and December 31, 2001.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 6.     Premises and Equipment

	December 31,

	2002	2001

Land and land improvements	$4,313	$4,230
Premises and improvements	18,075	17,759
Furniture and equipment	18,043	17,528

	40,431	39,517
Less: accumulated depreciation	(24,395)	(23,492)

	$16,036	$16,025

Note 7.     Intangible Assets

      On January 1, 2002, the Corporation adopted Statement No. 141, “Business Combinations” (SFAS No. 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and ceased amortization of its goodwill. In accordance with the adoption provisions of SFAS No. 142, the Corporation has completed the transitional and annual impairment tests and no impairment was noted. The Corporation will be required to perform goodwill impairment tests at least on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      The Corporation has a covenant not to compete, intangible assets due to branch acquisitions and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $0.3 million for the year ended December 31, 2002, $0.3 million for the year ended December 31, 2001 and $0.4 million for the year ended December 31, 2000. The Corporation also has costs in excess of net assets acquired, which are deemed to be an indefinite intangible asset and will not be amortized.

      The following table reflects the components of intangible assets as of December 31, 2002 and December 31, 2001:

	December 31, 2002		December 31, 2001

	Gross	Accumulated	Gross Carrying	Accumulated
	Carrying Amount	Amortization	Amount	Amortization

	(In thousands)
Non-amortized intangible assets:
Goodwill	$9,055	$2,845	$8,635	$2,845
Amortized intangible assets:
Covenants not to compete	200	43	200	3
Branch acquisitions	2,951	2,130	2,951	1,888
Mortgage servicing rights, net	409	56	567	41

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The estimated aggregate amortization expense for each of the five succeeding fiscal years ending December 31, is:

Year	Amount

2003	$231
2004	230
2005	228
2006	224
2007	160

      The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Mortgage servicing rights capitalized	$129	$108	$20
Mortgage servicing rights amortized	15	19	22
Valuation allowance:
Balance at beginning of year	(152)	(40)	—
(Increase)/decrease	(287)	(112)	(40)

Balance at end of year	$(439)	$(152)	$(40)

      The following table reflects the results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:

	For the Twelve Months
	Ended December 31,

	2002	2001

Net income, as reported	$21,106	$19,210
Add back: Goodwill amortization, net of income tax benefit of $22	—	467

Adjusted net income	$21,106	$19,677
Per common share data:
Net income per share:
Basic as reported	$2.45	$2.17
Goodwill amortization	—	0.05
Adjusted basic earnings per share	$2.45	$2.22
Diluted as reported	$2.42	$2.16
Goodwill amortization	—	0.05
Adjusted diluted earnings per share	$2.42	$2.21

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 8.     Income Taxes

      The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	2002	2001	2000

Current	$7,373	$7,728	$7,249
Deferred	247	(757)	(458)

	$7,620	$6,971	$6,791

      The provision for income taxes differs from the expected statutory provision as follows:

	2002	2001

Expected provision at statutory rate	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(6.6)%	(6.7)%
Increase in value of contracts	(1.8)%	(2.4)%
Other, including state income taxes	0.1%	0.7%

	26.5%	26.6%

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Loan loss	$3,828	$3,831
Deferred compensation	527	426
Postretirement benefits	408	407
Vacation accrual	231	227
Deferred expense	156	106
Depreciation	38	242
Other	87	191

Total deferred tax assets	$5,275	$5,430
Deferred tax liabilities:
Market discount	$278	$311
Retirement plans	443	153
Intangible assets	282	291
Prepaid expenses	230	123
Deferred income	325	616
Mark-to-market adjustment	3,874	1,921
Other	51	61

Total deferred tax liabilities	5,483	3,476

Net deferred tax (liabilities)/ assets	$(208)	$1,954

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      No valuation allowance was recognized for the deferred tax assets at December 31, 2002 and 2001.

Note 9.     Retirement Plan and Supplemental Retirement Plans

      Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$19,651	$19,615	$967	$929
Service cost — benefits earned during the period	919	635	37	34
Interest cost on projected benefit obligation	1,372	1,266	62	66
Actuarial (gain) loss	1,097	(802)	5	7
Benefits paid	(1,450)	(1,063)	(83)	(69)

Benefit obligation at end of year	$21,589	$19,651	$988	$967

Change in plan assets
Fair value of plan assets at beginning of year	$16,395	$17,583	$—	$—
Actual return on plan assets	(1,480)	(435)	—	—
Benefits paid	(1,450)	(1,063)	(83)	(69)
Employer contribution	1,656	310	83	69

Fair value of plan assets at end of year	15,121	16,395	—	—

Funded status	(6,468)	(3,256)	(988)	(967)
Unrecognized net actuarial gain	4,549	619	47	42
Unrecognized prior service costs	(196)	(270)	(231)	(251)

Pension liability	$(2,115)	$(2,907)	$(1,172)	$(1,176)

Weighted-average assumptions as of December 31
Assumed discount rate for obligation	6.70%	7.00% - 7.50%	6.70%	7.25%
Assumed long-term rate of investment return	8.50%	8.50%	—	—
Assumed salary increase rate	4.00% - 5.10%	4.00% - 5.10%	—	—

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement

	2002	2001	2000	2002	2001	2000

Service cost — benefits earned during the period	$919	$635	$1,221	$37	$34	$32
Interest cost on projected benefit obligation	1,372	1,266	1,322	62	66	64
Expected return on plan assets	(1,367)	(1,476)	(1,593)	—	—	—
Amortization of net transition asset	—	—	(126)	—	—	—
Amortization of prior service cost	(60)	(72)	(144)	(20)	(20)	(20)

	$864	$353	$680	$79	$80	$76

      For measurement purposes, the health care cost trend rate on covered charges is assumed to decrease gradually  1/2 percent per year, reaching 5 percent in 2003 and after.

      The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a one-percentage-point change in the assumed health care cost trend rates would have the following effect:

	One Percentage Point

	Increase	Decrease

Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	36	(35)

      The unrecognized net asset at transition is being amortized on the straight-line method over 15 years. Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The Corporation contributed $1,300 to the pension plan in December 2002. The Corporation has invested in bank-owned life insurance contracts to meet its future obligations under the supplemental retirement plans. For the nonqualified supplemental retirement plan, the projected benefit obligation in excess of plan assets was $4,164 and $3,920 for December 31, 2002 and 2001 respectively.

      Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2002, 2001 and 2000 was $359, $298 and $306, respectively.

      The Corporation provides supplemental executive retirement benefits covering selected employees and retirees. These plans are nonqualified defined benefit plans. Assumptions used in determining the net periodic pension costs are similar to those used to determine the costs of the Corporation’s retirement plan. Expenses charged to salaries and benefits were not material to the Corporation’s consolidated financial statements.

Note 10.     Long-Term Incentive Plan

      The Corporation adopted the 1993 Long-Term Incentive Plan, whereby the Corporation may grant options to employees to purchase up to 1,000,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. After two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding six years. 234,913 common shares were available

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

for future options and 492,760 common shares were exercisable at December 31, 2002. Transactions involving the plan are summarized as follows:

		Weighted Average
	Shares	Exercise Price
	Under Option	Per Share

Outstanding at December 31, 1999	296,521	$17.67
Granted	79,375	18.09
Exercised	(5,614)	11.81

Outstanding at December 31, 2000	370,282	$17.85
Granted	143,125	26.67
Forfeited	(5,906)	19.43
Exercised	(84,516)	12.33

Outstanding at December 31, 2001	422,985	$21.92
Granted	107,000	32.42
Exercised	(37,225)	19.41

Outstanding at December 31, 2002	492,760	$24.39

      The following table summarizes Univest’s stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price

$17.80-$19.52	221,572	$18.97	3.29	107,733	$19.16
$20.28-$25.33	49,813	22.25	2.64	15,750	24.40
$28.28-$32.42	221,375	30.28	5.48	—	—

	492,760	$24.39	4.21	123,483	$19.82

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,

	2002	2001	2000

Net income:
As reported	$21,106	$19,210	$17,348
Compensation cost	—	—	—

Net income	21,106	19,210	17,348
Pro forma:
Compensation cost	539	342	245

Pro forma net income	$20,567	$18,868	$17,103

Basic earnings per share:
As reported	$2.45	$2.17	$1.91
Pro forma	$2.38	$2.13	$1.88
Diluted earnings per share:
As reported	$2.42	$2.16	$1.90
Pro forma	$2.36	$2.12	$1.87

      Significant assumptions used to calculate the above are as follows:

	2002	2001	2000

Risk free interest rate	2.82%	4.46%	5.17%
Expected option life in years	4	4	4
Expected volatility	.219	.238	.239
Expected dividend yield	2.26%	2.50%	3.20%

      The pro forma effects are presented in accordance with the requirements of SFAS No. 123, however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year. For purposes of providing the pro forma disclosures required under SFAS 123 and SFAS 148, the fair value of stock options granted were estimated at the date of grant using a Black-Sholes option pricing model. The model is sensitive to changes in subjective assumptions, which can affect the resulting fair value estimates. The assumptions required by the pricing model include, expected volatility, expected life, risk-free rate, and expected dividend yield. The Corporation used assumptions for volatility, expected life of the options, assumed risk-free rates, and expected dividend rates. The model applies these assumptions along with the known characteristics of the options such as vesting period and exercise price to establish a fair value estimate. The estimated pro forma presentation of compensation expense and resulting pro forma net income and earnings per share is sensitive to the subjective assumptions mentioned which affect the fair value estimates of the options at the date of grant. Management cautions the reader that the Black-Sholes option pricing model does not necessarily provide an accurate estimate of the fair value of the stock options that the Corporation has granted. The options in question have vesting restrictions and are limited in their transferability, characteristics that are not factored into the Black-Sholes option pricing model methodology for establishing fair value estimates of options.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Time Deposits

      The aggregate amount of certificates of deposit in denominations of $100 or more was $39,518 at December 31, 2002, and $37,867 at December 31, 2001, with interest expense of $1,791 for 2002 and $1,887 for 2001. Other time deposits in denominations of $100 or more were $15,147 at December 31, 2002, and $13,314 at December 31, 2001, with interest expense of $344 for 2002 and $879 for 2001.

      At December 31, 2002, the scheduled maturities of time deposits in denominations of $100 or more are as follows:

Due in 2003	$47,006
Due in 2004	2,688
Due in 2005	1,371
Due in 2006	1,914
Due in 2007	1,686

Total	$54,665

Note 12.	Borrowings

      At December 31, 2002 and 2001, long-term debt consisted of the following:

	December 31,

Description	2002	2001	Interest Rate	Maturity

Federal Home Loan Bank Advance	$4,000	$—	3.34%	December 2003
Federal Home Loan Bank Advance	3,000	—	3.80%	June 2004
Federal Home Loan Bank Advance	75	75	4.00%	September 2006
Federal Home Loan Bank Advance	4,000	4,000	4.99%	January 2009
Federal Home Loan Bank Advance	5,000	5,000	6.30%	November 2009
Federal Home Loan Bank Advance	5,000	5,000	6.10%	September 2010
Federal Home Loan Bank Advance	5,000	5,000	5.89%	December 2010
Federal Home Loan Bank Advance	5,000	5,000	4.68%	March 2011

	$31,075	$24,075

      The contractual maturities of long-term debt as of December 31, 2002 are as follows:

Due in 2003	$4,000
Due in 2004	3,000
Due in 2005	—
Due in 2006	75
Due in 2007	—
Thereafter	24,000

$31,075

      Advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Banks. These advances may be convertible to a floating interest rate and could be subject to a prepayment fee.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Univest, through its Banks, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $268.4 million. At December 31, 2002, Univest’s outstanding borrowings under the FHLB credit facilities totaled $31.1 million. The maximum borrowing capacity changes as a function of the Banks’ qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

      Univest maintains verbal federal fund credit lines with several correspondent banks totaling $70 million. At December 31, 2002, Univest had no outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

      Univest, through Union, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2002, the Corporation had no outstanding borrowings under this line.

      The following table details key information pertaining to securities sold under agreement to repurchase on a overnight basis for the periods indicated:

	2002	2001	2000

Balance at December 31	$88,347	$73,745	$67,370
Weighted average interest rate at year end	1.0%	1.5%	3.7%
Maximum amount outstanding at any month’s end	$102,993	$91,986	$71,830
Average amount outstanding during the year	$82,219	$75,386	$64,525
Weighted average interest rate during the year	1.3%	2.9%	3.5%

Note 13.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

Numerator:
Net income	$21,106	$19,210	$17,348
Numerator for basic and diluted earnings per share — income available to common shareholders	$21,106	$19,210	$17,348
Denominator:
Denominator for basic earnings per share — weighted- average shares outstanding	8,625	8,846	9,104
Effect of dilutive securities:
Employee stock options	87	63	21

Denominator for diluted earnings per share adjusted weighted-average shares outstanding	8,712	8,909	9,125

Basic earnings per share	$2.45	$2.17	$1.91

Diluted earnings per share	$2.42	$2.16	$1.90

      For additional disclosures regarding the employee stock options, see Note 10.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Commitments and Contingencies

      Loan commitments are made to accommodate the financial needs of the Banks’ customers. Standby letters of credit commit the Banks to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. Historically, substantially all standby letters of credit expire unfunded. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Banks’ normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

      The Banks offer commercial, mortgage, and consumer credit products to their customers in the normal course of business, which are detailed in Note 4. These products represent a diversified credit portfolio and are generally issued to borrowers within the Banks’ branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Banks’ market areas.

      The Banks also control their credit risks by limiting the amount of credit to any business, institution, or individual. As of December 31, 2002, the Banks have identified the due from banks’ balance of $22,900 as a significant concentration of credit risk because it contains a balance due from a single depository institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

      The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract or
Notional Amount

Financial instruments representing credit risk:
Commitments to extend credit	$320,453
Letters of credit	18,572
Interest-rate swap, notional principal amount	30,000

      As of December 31, 2002, Univest and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2003	$861
2004	677
2005	464
2006	337
2007	191
Thereafter	743

Total	$3,273

      Rental expense charged to operations was $926, $707, and $685 for 2002, 2001, and 2000, respectively.

Note 15.	Derivative Instruments and Hedging Activities

      The Corporation may enter into interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

floating interest amounts calculated on an agreed-upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income.

      At December 31, 2002, $30 million in notional interest-rate swaps were outstanding. The contracts entered into by the Corporation expire as follows: $10 million in notional principal amount in second quarter 2003, $10 million in third quarter 2003 and $10 million in first quarter of 2004. The impact of the interest-rate swaps on net interest income for the year ended December 31, 2002 was a positive $746 and for the year ended December 31, 2001, a positive $440. The ineffective portion of the swaps’ change in fair value is to be immediately recognized in earnings. For the Corporation, the amount of the ineffective portion is immaterial.

      The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2002, the market value of interest-rate swaps in a favorable position was $500. There were no interest-rate swaps in an unfavorable position. At December 31, 2001, the market value of interest-rate swaps in a favorable position was $465 and there were no interest-rate swaps in an unfavorable position. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

Note 16.	Fair Values of Financial Instruments

      Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107), requires all entities to disclose the estimated fair value of its financial instruments whether or not recognized in the balance sheet. For Univest, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities other than residential mortgage loans held-for-sale and those investment securities classified as available-for-sale. Significant estimations and present value calculations, which are affected by the assumptions used, including the discount rate and estimate of future cash flows, were used by the Corporation for the purposes of this disclosure.

      The Corporation, using the best available data and an estimation methodology suitable for each category of financial instruments, has determined estimated fair values. For certain loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. Various methodologies are described in the accompanying notes.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The following table represents the estimates of fair value of financial instruments:

	December 31, 2002		December 31, 2001

	Carry or		Carrying or
	Notional/Contract		Notional/Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$45,520	$45,520	$54,902	$54,902
Investment securities	395,079	397,706	347,858	350,742
Net loans	814,860	854,349	788,035	817,072
Liabilities:
Deposits	$1,043,106	$1,054,764	$998,137	$1,006,435
Short-term borrowings	89,502	89,502	91,600	91,600
Long-term debt	31,075	34,887	24,075	25,241
Off-Balance-Sheet:
Commitments to extend credit	$320,453	$(891)	$247,271	$(610)
Letters of credit	18,572	(279)	19,759	(296)
Interest-rate swap, notional principal amount	30,000	500	30,000	465

      The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

      Cash and due from banks and short-term investments: The carrying amounts reported in the balance sheets for cash and due from banks, time deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.

      Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices.

      Loans: The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and imbedded prepayment options.

      Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity, and the fair values for non-maturity deposits are established using a decay factor estimate of cash flows based upon industry-accepted assumptions. The discount rate applied to deposits consists of an appropriate risk free rate and included components for credit risk, operating expense, and imbedded prepayment options.

      Short-term borrowings: The carrying amounts of securities sold under repurchase agreements, and other short-term borrowings approximate their fair values.

      Long-term debt: The fair values of the Corporation’s long-term borrowings (other than deposits) are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and imbedded prepayment options.

      Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 17.	Regulatory Matters

      The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Banks meet all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (FDIC) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.

      The Banks’ actual capital amounts and ratios are also presented in the table.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets):
Consolidated	$130,117	13.55%	$76,821	8.00%	$96,026	10.00%
Union National Bank	112,490	12.97%	69,365	8.00%	86,706	10.00%
Pennview Savings Bank	13,266	15.77%	6,732	8.00%	8,415	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	119,170	12.41%	38,410	4.00%	57,616	6.00%
Union National Bank	102,408	11.81%	34,682	4.00%	52,024	6.00%
Pennview Savings Bank	12,411	14.75%	3,366	4.00%	5,049	6.00%
Tier I Capital (to Average Assets):
Consolidated	119,170	9.40%	38,041	3.00%	50,721	4.00%
Union National Bank	102,408	9.24%	33,242	3.00%	44,322	4.00%
Pennview Savings Bank	12,411	8.04%	4,629	3.00%	6,172	4.00%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital (to Risk-Weighted Assets):
Consolidated	$121,702	13.55%	$71,877	8.00%	$89,846	10.00%
Union National Bank	106,712	13.18%	64,754	8.00%	80,942	10.00%
Pennview Savings Bank	12,078	14.84%	6,512	8.00%	8,140	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	111,408	12.40%	35,938	4.00%	53,907	6.00%
Union National Bank	96,822	11.96%	32,377	4.00%	48,565	6.00%
Pennview Savings Bank	11,170	13.72%	3,256	4.00%	4,884	6.00%
Tier I Capital (to Average Assets):
Consolidated	111,408	9.24%	36,168	3.00%	48,224	4.00%
Union National Bank	96,822	9.24%	31,444	3.00%	41,925	4.00%
Pennview Savings Bank	11,170	7.39%	4,536	3.00%	6,048	4.00%

Dividend and Other Restrictions

      The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, Union can declare dividends in 2003 without approval of the Office of Comptroller of the Currency of approximately $7,963 plus an additional amount equal to the Bank’s net profits for 2003 up to the date of any such dividend declaration.

      The Federal Reserve Act requires that extension of credit by Union to certain affiliates, including Univest (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of Union’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of Union’s capital and surplus.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 18.	Parent Company Financial Information

      Condensed financial statements of Univest, parent company only, follow:

	December 31,

	2002	2001
Balance Sheets
Assets:
Deposits with bank subsidiary	$121	$222
Investments in securities	1,804	1,000
Investments in subsidiaries, at equity in net assets:
Banks	129,260	118,166
Non-banks	5,149	5,760
Other assets	5,243	3,469

Total assets	$141,577	$128,617

Liabilities:
Dividends payable	$1,575	$1,486
Other liabilities	6,549	5,551

Total liabilities	8,124	7,037

Shareholders’ equity	133,453	121,580

Total liabilities and shareholders’ equity	$141,577	$128,617

	Year Ended December 31,

	2002	2001	2000
Statements of Income
Dividends from banks	$15,131	$15,193	$8,139
Other income	11,004	10,249	9,500

Total operating income	26,135	25,442	17,639
Operating expenses	11,701	10,531	9,975

Income before income tax benefit and equity in undistributed income of subsidiaries	14,434	14,911	7,664
Applicable income tax benefit	(198)	(140)	(81)

Income before equity in undistributed income of subsidiaries	14,632	15,051	7,745
Equity in undistributed income of subsidiaries:
Banks	6,287	3,868	9,503
Non-banks	187	291	100

Net income	$21,106	$19,210	$17,348

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,

	2002	2001	2000
Statements of Cash Flows
Cash flows from operating activities
Net income	$21,106	$19,210	$17,348
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income/ loss of subsidiaries	(6,474)	(4,159)	(9,603)
Increase in other assets	(2,163)	(968)	(545)
Depreciation of premises and equipment	389	315	520
Increase in other liabilities	998	188	500

Net cash provided by operating activities	13,856	14,586	8,220
Cash flows from investing activities
Liquidation of subsidiary	122	—	—
Proceeds from sales of securities	1,000	1,570	1,542
Purchases of investment securities	(1,781)	(1,000)	(1,570)

Net cash (used in) provided by investing activities	(659)	570	(28)
Cash flows from financing activities
Purchases of treasury stock	(9,190)	(11,506)	(4,264)
Stock issued under dividend reinvestment and employee stock purchase plans	1,349	1,205	1,239
Proceeds from exercise of stock options	808	1,052	66
Cash dividends	(6,265)	(5,752)	(5,233)

Net cash used in financing activities	(13,298)	(15,001)	(8,192)

Net (decrease) increase in deposits with bank subsidiary	(101)	155	—
Deposits with bank subsidiary at beginning of year	222	67	67

Deposits with bank subsidiary at end of year	$121	$222	$67

      During 2002, 2001, and 2000, the parent company made income tax payments of $7,724, $7,678, and $7,077, respectively. No interest payments were made.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Quarterly Data (Unaudited)

      The unaudited results of operations for the quarters for the years ended December 31, 2002 and 2001 were as follows:

	December 31	September 30	June 30	March 31
2002 Quarterly Financial Data
Interest income	$17,943	$18,386	$18,383	$18,328
Interest expense	5,847	6,401	6,759	6,807

Net interest income	12,096	11,985	11,624	11,521
Provision for loan losses	130	391	391	391

Net interest income after provision for loan losses	11,966	11,594	11,233	11,130
Net gains on sales of securities	217	313	355	—
Noninterest income	5,211	4,634	4,738	5,125
Noninterest expense	9,553	9,353	9,299	9,585

Income before income taxes	7,841	7,188	7,027	6,670
Applicable income taxes	2,075	1,866	1,872	1,807

Net income	$5,766	$5,322	$5,155	$4,863

Per share data:
Net income:
Basic	$0.674	$0.619	$0.596	$0.559

Diluted	$0.667	$0.612	$0.591	$0.554

Dividends per share	$0.184	$0.184	$0.184	$0.184

	December 31	September 30	June 30	March 31
2001 Quarterly Financial Data
Interest income	$19,038	$19,938	$19,984	$20,248
Interest expense	7,436	8,470	9,073	9,462

Net interest income	11,602	11,468	10,911	10,786
Provision for loan losses	316	216	216	15

Net interest income after provision for loan losses	11,286	11,252	10,695	10,771
Net gains on sales of securities	38	9	76	27
Noninterest income	4,836	4,179	4,603	4,198
Noninterest expense	9,230	8,628	8,567	9,364

Income before income taxes	6,930	6,812	6,807	5,632
Applicable income taxes	1,794	1,913	1,793	1,471

Net income	$5,136	$4,899	$5,014	$4,161

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31	September 30	June 30	March 31
2001 Quarterly Financial Data
Per share data:
Net income:
Basic	$0.585	$0.555	$0.566	$0.467

Diluted	$0.582	$0.551	$0.563	$0.465

Dividends per share	$0.168	$0.168	$0.168	$0.152

Note 20.	Subsequent Events

      On January 10, 2003, Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. First County Bank is a $135 million Pennsylvania state-chartered bank headquartered in Doylestown with additional branches in Bensalem, Langhorne, Newtown, and Warminster. The transaction is expected to close in the second quarter of 2003.

      On January 18, 2003, Union National Bank and Trust Company of Souderton, PA and Pennview Savings Bank combined to form Univest National Bank and Trust Company.

      On January 22, 2003, Univest Corporation of Pennsylvania board of directors declared a five for four stock split in the form of a stock dividend to be paid on February 28, 2003 to all shareholders of record as of February 7, 2003.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 8, 2003.

Item 11.     Executive Compensation

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 8, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 8, 2003.

Item 13.     Certain Relationships and Related Transactions

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 8, 2003.

Item 14.     Controls and Procedures

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. & 2.     Financial Statements and Schedules

      The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

           3.     Listing of Exhibits

           The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

      (b) There were no reports on Form 8-K filed in the fourth quarter of 2002.

      (c) Exhibits — The response of this portion of item 15 is submitted as a separate section.

      (d) Financial Statement Schedules — none.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a)]

      Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a)]

Description

(3)	Articles of Incorporation and By-Laws
Articles of Incorporation and Charter are incorporated by reference to the 1973 Form 10-K.
(4)	Instruments Defining the Rights of Security Holders, Including Debentures
Specimen Copy of Common Stock is incorporated herein by reference to the 1973 Form 10-K.
(10)	Material Contracts — Not Applicable.
(11)	Statement Re Computation of Per Share Earnings — See Footnote 13 in Item (8).
(12)	Statements Re Computation of Ratios — Not Applicable.
(18)	Letter Re Change in Accounting Principles — Not Applicable.
(19)	Previously Unfiled Documents — Not Applicable.
(21)	Subsidiaries of the Registrant
(23)	Consent of independent auditors
(24)	Power of Attorney — Not Applicable.
(99.1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ WALLACE H. BIELER

Wallace H. Bieler
Secretary, Executive Vice President and CFO, February 11, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM S. AICHELE William S. Aichele	President, CEO and Director	February 11, 2003

/s/ MARVIN A. ANDERS Marvin A. Anders	Chairman and Director	February 11, 2003

/s/ K. LEON MOYER K. Leon Moyer	Executive Vice President	February 11, 2003

/s/ CHARLES H. HOEFLICH Charles H. Hoeflich	Chairman Emeritus	February 11, 2003

/s/ MERRILL S. MOYER Merrill S. Moyer	Director	February 11, 2003

/s/ JOHN U. YOUNG John U. Young	Director	February 11, 2003

/s/ JAMES L. BERGEY James L. Bergey	Director	February 11, 2003

/s/ H. RAY MININGER H. Ray Mininger	Director	February 11, 2003

/s/ PAUL G. SHELLY Paul G. Shelly	Director	February 11, 2003

/s/ R. LEE DELP R. Lee Delp	Director	February 11,2003

/s/ THOMAS K. LEIDY Thomas K. Leidy	Director	February 11, 2003

CERTIFICATIONS

I, William S. Aichele, certify that:

1. I have reviewed this annual report on Form 10-K of Univest Corporation of Pennsylvania;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM S. AICHELE
William S. Aichele,
President and
Chief Executive Officer

Date: 02/11/03

CERTIFICATIONS

I, Wallace H. Bieler, certify that:

1. I have reviewed this annual report on Form 10-K of Univest Corporation of Pennsylvania;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALLACE H. BIELER
Wallace H. Bieler,
Executive Vice President and
Chief Financial Officer

Date: 02/11/03