Form 10-Q
period 2003-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2003-05-09
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
The Period Ended March 31, 2003

or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .

UNIVEST CORPORATION OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania
23-1886144
(State or other jurisdiction of
incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code (215) 721-2400

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    [X]   No   [  ]

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,545,613

(Title of Class)	(Number of shares outstanding
at 3/31/03)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

		Page Number

Part I.	Financial Information:
Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	March 31, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8
Item 3:	Quantitative and Qualitative Disclosure About Market Risk	19
Item 4:	Controls and Procedures	19
Part II.	Other Information:	20
	Other Information

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	March 31, 2003	December 31, 2002

	(In thousands)
ASSETS
CASH AND DUE FROM BANKS	$36,161	$40,879
INTEREST BEARING DEPOSITS WITH OTHER BANKS	434	741
INVESTMENT SECURITIES HELD-TO-MATURITY	55,170	68,871
(MARKET VALUE $57,277 AT 3/31/03 AND $71,498 AT 12/31/02)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE	295,020	326,208
FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS	7,829	3,900
LOANS	849,350	825,378
LESS: RESERVE FOR POSSIBLE LOAN LOSSES	(10,936)	(10,518)

NET LOANS	838,414	814,860
OTHER ASSETS	72,110	70,406

TOTAL ASSETS	$1,305,138	$1,325,865

LIABILITIES
DEMAND DEPOSITS, NONINTEREST BEARING	$166,194	$175,608
DEMAND DEPOSITS, INTEREST BEARING	317,961	337,169
SAVINGS DEPOSITS	179,369	163,403
TIME DEPOSITS	372,049	366,926

TOTAL DEPOSITS	1,035,573	1,043,106
SHORT-TERM BORROWINGS	74,725	89,502
OTHER LIABILITIES	22,927	28,729
LONG-TERM DEBT	36,075	31,075

TOTAL LIABILITIES	1,169,300	1,192,412
SHAREHOLDERS’ EQUITY
COMMON STOCK	49,580	49,587
ADDITIONAL PAID-IN CAPITAL	20,912	20,912
RETAINED EARNINGS	98,702	95,550
ACCUMULATED OTHER COMPREHENSIVE INCOME	6,594	7,240
TREASURY STOCK	(39,950)	(39,836)

TOTAL SHAREHOLDERS’ EQUITY	135,838	133,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,305,138	$1,325,865

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31

	2003	2002

	(In thousands, except per share data)
INTEREST INCOME
INTEREST AND FEES ON LOANS
TAXABLE INTEREST AND FEES ON LOANS	$11,869	$12,521
EXEMPT FROM FEDERAL INCOME TAXES	682	823

TOTAL INTEREST AND FEES ON LOANS	12,551	13,344
INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES	4,534	4,944
OTHER INTEREST INCOME	12	40

TOTAL INTEREST INCOME	17,097	18,328

INTEREST EXPENSE
INTEREST ON DEPOSITS	4,778	6,133
OTHER INTEREST EXPENSE	658	674

TOTAL INTEREST EXPENSE	5,436	6,807

NET INTEREST INCOME	11,661	11,521
PROVISION FOR LOAN LOSSES	400	391

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,261	11,130
NONINTEREST INCOME
TRUST	1,148	1,037
SERVICE CHARGES ON DEPOSIT ACCOUNTS	1,366	1,387
COMMISSION INCOME	1,424	1,173
OTHER INCOME	1,456	1,528

TOTAL NONINTEREST INCOME	5,394	5,125
NONINTEREST EXPENSE
SALARIES AND BENEFITS	5,852	5,515
NET OCCUPANCY	825	733
EQUIPMENT	635	536
OTHER EXPENSES	2,429	2,801

TOTAL NONINTEREST EXPENSE	9,741	9,585

INCOME BEFORE INCOME TAXES	6,914	6,670
INCOME TAXES	1,865	1,807

NET INCOME	$5,049	$4,863

PER COMMON SHARE DATA:
NET INCOME PER SHARE:*
BASIC	$0.59	$0.56
DILUTED	$0.58	$0.55
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.184

*	PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A FIVE FOR FOUR STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND PAID ON FEBRUARY 28, 2003.

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(in thousands)
Cash flows from operating activities:
Net income	$5,049	$4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of net charge-offs	418	339
Depreciation of premises and equipment	497	504
Premium amortization (discount accretion) on investment securities	67	(77)
Deferred tax benefit	(180)	(68)
Realized gains on investment securities	(177)	—
Realized gains on sales of mortgages	(143)	(21)
Increase in net deferred loan fees	105	30
Increase in interest receivable and other assets	(2,038)	(73)
Decrease in accrued expenses and other liabilities	(5,390)	(1,506)

Net cash (used in) provided by operating activities	(1,792)	3,991
Cash flows from investing activities:
Proceeds from maturing securities held-to-maturity	13,726	8,018
Proceeds from maturing securities available-for-sale	31,100	10,753
Proceeds from sales of securities available-for-sale	3,197	5,998
Purchases of investment securities available-for-sale	(3,864)	(15,216)
Decrease in interest-bearing deposits	307	5,916
Net increase in federal funds sold and other short-term investments	(3,929)	(18,512)
Proceeds from sales of mortgages	10,257	2,202
Net increase in loans	(34,191)	(6,446)
Capital expenditures	(335)	(468)

Net cash provided by (used in) investing activities	16,268	(7,755)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,533)	7,973
Net decrease in short-term borrowings	(14,777)	(12,099)
Proceeds from long-term debt	5,000	—
Purchases of treasury stock	(929)	(3,024)
Stock issued under dividend reinvestment and employee stock purchase plans	374	304
Proceeds from exercise of stock options	260	320
Cash dividends	(1,589)	(1,482)

Net cash used in financing activities	(19,194)	(8,008)
Net decrease in cash and due from banks	(4,718)	(11,772)
Cash and due from banks at beginning of period	40,879	39,107

Cash and due from banks at end of period	$36,161	$27,335

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,166	$7,181

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

     The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiary, Univest National Bank and Trust Company, referred to herein as the “Bank”. On January 18, 2003 the two banking subsidiaries, Union National Bank and Trust Company of Souderton, PA and Pennview Savings Bank, combined to form Univest National Bank and Trust Co.. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.

     On January 10, 2003, Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. The transaction is expected to close in the second quarter of 2003. In anticipation of the merger closing, Univest Corporation has secured a bank commitment to fund a $15.0 million subordinated capital note issuance which it believes qualifies for Tier II capital status. It is planned that the proceeds of this transaction will be used to provide Tier I capital support for Univest National Bank. Management believes that the Tier I and Tier II capital ratios will remain above the levels considered “well-capitalized” under the current regulatory framework for prompt corrective action.

     Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. Per share data has been restated to give effect to a five for four stock split in the form of a stock dividend paid on February 28, 2003.

	Three Months
	Ended March 31
	(in thousands)
	2003		2002

Numerator:
Net Income		$5,049	$4,863
Numerator for basic and diluted earnings per share – income available to common shareholders		$5,049	$4,863
Denominator:
Denominator for basic earnings per share-weighted-average shares outstanding		8,547	8,703
Effect of dilutive securities:
Employee stock options		104	81

Denominator for diluted earnings per share adjusted weighted-average shares outstanding		8,651	8,784

Basic earnings per share		$.59	$.56

Diluted earnings per share	$	. 58	$.55

Note 3. Accumulated Other Comprehensive Income

     The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	Three Months
	Ended March 31
	2003	2002

	(in thousands)
Net income	$5,049	$4,863
Change in accumulated gain on cash flow hedge	(112)	(140)
Change in unrealized (loss) gain on available for sale investment securities	(534)	(1,159)

Total comprehensive income	$4,403	$3,564

Note 4. Stock-Based Compensation – SFAS 148

     Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Three Months
	Ended March 31
	2003	2002

Net income:
As reported	$5,049	$4,863
Compensation cost	—	—

Net income	5,049	4,863
Pro forma:
Compensation cost	144	138

Pro forma net income	$4,905	$4,725

Basic earnings per share:
As reported	$.59	$.56
Pro forma	$.57	$.54
Diluted earnings per share:
As reported	$.58	$.55
Pro forma	$.57	$.54

Note 5. FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

     In January 2003, the Corporation adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 applies to contingent obligations that require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordination arrangements.

     Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded.

     The maximum potential amount of future payments under these guarantees are $19.2 million.

     The current carrying amount of the contingent obligation, beginning January 2003, is $4 thousand.

     This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

Note 6. FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

     The Corporation has investments in three limited partnerships established for the purpose of providing low-income housing.

     The Corporation has an investment in one limited liability company established for the purpose of operating a title insurance company. The Corporation accounts for this investment on the equity method of accounting, recording its share of the net income or loss based upon the terms of the LLC membership agreement.

     At March 31, 2003, the company’s aggregate net investment in these partnerships totaled $1.6 million. These amounts represent the Company’s maximum exposure to loss at March 31, 2003 as a result of its involvement with these limited partnerships.

     The Corporation is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in these entities.

Item 2.

Management’s Discussion and Analysis
of Financial Condition and
Results of Operations

     This report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below:

•	Operating, legal and regulatory risks

•	Economic, political and competitive forces impacting various lines of business

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

•	Volatility in interest rates

•	Other risks and uncertainties

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Net Income

     Net income increased $0.1 million from $4.9 million for the three months ended March 31, 2002 to $5.0 million for the three months ended March 31, 2003. The net income growth was due mainly to a decrease in interest expense and an increase in noninterest income that was offset by an increase in other operating expenses and income taxes.

Net Interest Income

     Interest and fees on loans decreased $0.7 million from $13.3 million for the three months ended March 31, 2002 to $12.6 million for the three months ended March 31, 2003 due to market conditions. There was growth in the average loan volume in commercial loans that was offset by a decrease in rate. Mortgage loans also increased in volume but decreased in rate. Consumer loans decreased in average volume and rate.

     Interest on investment securities decreased $0.4 million from $4.9 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003. Approximately $47.8 million of investment securities were sold, called or matured during the three months ended March 2003. Proceeds of these sales were used primarily to fund loan growth during the quarter.

     Interest expense decreased $1.4 million from $6.8 million for the three months ended March 31, 2002 to $5.4 million for the three-month period ended March 31, 2003. The decrease is primarily attributed to deposit volume growth offset by a decline in average rate. Interest-bearing checking accounts and savings accounts grew while certificates of deposit volumes declined.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of interest-earning assets and interest-bearing liabilities affect the amount of net interest income. The three months ended March 31, 2003 shows net interest income of $11.7 million, which is an increase of $0.2 million compared to the $11.5 million recorded for the three months ended March 31, 2002. Average interest-earning assets increased by $57.0 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Average interest-bearing liabilities increased $34.5 million for the three months ended March 31, 2003 as compared to the same period in 2002. Interest-earning assets yield declined from 6.4% to 5.7%. The average rate paid on interest-bearing liabilities decreased 70 basis points. The net interest margin decreased to 3.9%.

     The following table demonstrates the aforementioned effects:

	THREE MONTHS ENDED

	3/31/03		3/31/02

	AVG. BALANCE RATE		AVG. BALANCE RATE

Interest-Earning Assets	$1,204,708	5.7%	$1,147,745	6.4%
Interest-Bearing Liabilities	978,937	2.2%	944,404	2.9%
Net Interest Income	11,661		11,521
Net Interest Spread		3.5%		3.5%
Net Interest Margin		3.9%		4.0%

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

     At March 31, 2003, March 31, 2002 and December 31, 2002, the notional amount of “Pay Floating, Receive Fixed” swaps outstanding were all $30.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $30.0 million in notional amount of interest-rate swaps outstanding at March 31, 2003 expire as follows: $10.0 million in notional principal amount in second quarter 2003, $10.0 million in third quarter 2003 and $10.0 million in first quarter 2004.

     The impact of interest-rate swaps on net interest income for the quarter ended March 31, 2003 was a positive $206 thousand as compared to a positive $208 thousand for the quarter ended March 31, 2002.

     The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of March 31, 2003, the market value of interest-rate swaps in a favorable position was $327 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of March 31, 2002, the market value of interest-rate swaps in a favorable position was $294 thousand and the market value of interest-rate swaps in an unfavorable position was $45 thousand. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

Provision For Loan Losses

     The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The provision for both the quarters ended March 31, 2003 and March 31, 2002 was $0.4 million. The provision for loan losses for the three months ended March 31, 2003, exceeded net charge-offs by $0.4 million due to the continued growth of the loan portfolio and current economic conditions. Growing loan volumes and a migration of credit risk assessments towards weaker loan grades indicated the need for an increase to the reserve for 2003. As weakness in the economy became apparent in the latter part of 2002, the proportion of credits with identified credit issues also increased.

Noninterest Income

     Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and changes in the cash surrender value of bank-owned insurance. Total noninterest income increased $0.3 million or 5.9% from $5.1 million for the three months ended March 31, 2002 to $5.4 million for the three months ended March 31, 2003. The growth is primarily attributed to an increase in commission income, gain on sale of securities and gain on sale of mortgages.

     Trust income increased $0.1 million from $1.0 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. The fees for certain trust services were increased.

     Service charges on deposit accounts remained constant at $1.4 million for the three months ended March 31, 2002 and March 31, 2003.

     Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income increased $0.2 million from $1.2 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. This growth was primarily due to a large increase in extra commission income for Univest Insurance, Inc., which is commonly received in the first quarter and is not usually a guarantee.

     Other income remained constant at $1.5 million for the three months ended March 31, 2003 and March 31, 2002. There was an increase in the gain on sales of securities and gain on sales of mortgages that was offset by a reduction in the cash surrender values of bank owned insurance policies and a decrease in reinsurance income.

Noninterest Expense

     The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses increased from $9.6 million for the quarter ended March 31, 2002 to $9.7 million for the quarter ended March 31, 2003. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased. Occupancy expense increased due to more snow removal expense than last year. Lower advertising and marketing expense, audit and supervisory fees, public relations and community relations expense offset these increases.

Tax Provision

     The provision for income taxes was $1.9 million for the quarter ended March 31, 2003 and $1.8 million for the quarter ended March 31, 2002. The effective tax rates were 27.0% and 27.1% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

Assets

     Total assets decreased $20.8 million or 1.6% from $1,325.9 million at December 31, 2002 to $1,305.1 million at March 31, 2003. A decline in deposits and an increase in loan balances resulted in a decline in the investment portfolio.

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

     The total cash basis, restructured and nonaccrual loans was $4.8 million at March 31, 2003 and $4.0 million at March 31, 2002 and consist mainly of commercial loans and real estate-related commercial loans. For the quarter ended March 31, 2003, nonaccrual loans resulted in lost interest income of $0.07 million as compared to $0.04 million at March 31, 2002. The Corporation’s ratio of nonperforming assets to total loans was 0.70% as of March 31, 2003 and 0.50% as of March 31, 2002.

     At March 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4.8 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.9 million. At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4.0 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.3 million.

     Management believes the reserve for loan losses is maintained at a level that is adequate to absorb losses in the loan portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

     The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

     The reserve for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

     The reserve for loan losses consists of an allocated reserve and an unallocated reserve. The allocated reserve is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios.

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

     At March 31, 2003 and December 31, 2002, the reserve for loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

     At March 31, 2003, the Corporation had $0.3 million of Other Real Estate Owned (“OREO”). This amount is recorded in “Other Assets” at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets. At March 31, 2002 and December 31, 2002, the Corporation had no Other Real Estate Owned (“OREO”).

Liabilities

     Total liabilities decreased $23.1 million or 1.9% from $1,192.4 million at December 31, 2002 to $1,169.3 million at March 31, 2003. Total deposits decreased from $1,043.1 million at December 31, 2002 to $1,035.6 million at March 31, 2003 due primarily to a decline in money market savings accounts offset by growth in the savings accounts and certificates of deposit. Short-term borrowings decreased $14.8 million from $89.5 million at December 31, 2002 to $74.7 million at March 31, 2003 due to the decline in the corporate sweep repurchase agreement accounts. Other liabilities decreased $5.8 million primarily because there were $5.2 million of securities purchased in December 2002 that settled in January 2003 and no securities purchased in March that will settle in April.

Shareholders’ Equity

     Shareholders’ equity increased to $135.8 million at March 31, 2003 from $133.5 million at December 31, 2002. Treasury stock increased to $40.0 million at March 31, 2003 from $39.8 million at December 31, 2002. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 183,898. Book value per share increased from $15.61 at December 31, 2002 to $15.90 at March 31, 2003, an increase of $0.29 per share or 1.9%.

     The accumulated other comprehensive income, related to debt securities, of $6.4 million, net of taxes, has been included in shareholders’ equity as of March 31, 2003. At December 31, 2002, the accumulated other comprehensive income, related to debt securities, included in shareholders’ equity was $6.9 million, net of taxes.

     The accumulated other comprehensive income, related to interest-rate swaps, of $0.2 million, net of taxes, has been included in shareholders’ equity as of March 31, 2003. At December 31, 2002 the accumulated other comprehensive income, related to interest-rate swaps, included in shareholders’ equity was $0.3 million, net of taxes.

Capital Adequacy

     Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I and Tier II. Tier I is composed of total shareholders’ equity, excluding the adjustment for the unrealized securities gains and losses, and also excluding any goodwill. Tier II includes the applicable portion of the reserve for loan losses. Minimum required total risk-based capital is 8.0%. Univest is in the “well-capitalized” category under regulatory standards.

     On January 10, 2003, Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. The transaction is expected to close in the second quarter of 2003. In April 2003, in anticipation of the merger closing, Univest Corporation secured a bank commitment to fund a $15.0 million subordinated capital note issuance which it believes qualifies for Tier II capital status. It is planned that the proceeds of this transaction will be used to provide Tier I capital support for Univest National Bank. Management believes that the Tier I and Tier II capital ratios will remain above the levels considered “well-capitalized” under the current regulatory framework for prompt corrective action.

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

     The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At March 31, 2003, Univest’s interest-rate swap hedges were considered to be effective.

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

     The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s result of operation or statement of financial condition.

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

     Univest supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

     Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $287.4 million. At March 31, 2003, Univest’s outstanding borrowings under the FHLB credit facilities totaled $36.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

     The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At March 31, 2003, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

     Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2003, the Corporation had no outstanding borrowings under this line.

     On January 10, 2003 Univest Corporation announced the signing of a definitive agreement for First County Bank to merge with and into Univest National Bank in a cash transaction for approximately $29.5 million. The transaction is expected to close in the second quarter of 2003. In April 2003, management secured a bank commitment to fund a $15.0 million subordinated capital note issuance for Univest Corporation to provide liquidity and capital support for the combined organizations. Management believes that the liquidity position of Univest Corporation and Univest National Bank will remain adequate following the transaction.

Contractual Obligations and Commercial Commitments

     Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments over time as detailed in the table below.

Contractual Obligations

		Payments Due by Period

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Long-term debt	$36,075	$4,000	$3,000	$75	$29,000
Securities sold under agreement to repurchase	74,725	74,725	—	—	—
Certificates of deposit	372,049	279,318	54,635	38,096	—
Operating leases	3,047	840	1,032	470	705

Total contractual cash obligations	$485,896	$358,883	$58,667	$38,641	$29,705

     Univest is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby or commercial letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$361,988	$239,447	$56,417	$24,299	$41,825
Standby and commercial letters of credit	19,153	15,562	2,046	1,545	—

Total commercial commitments	$381,141	$255,009	$58,463	$25,844	$41,825

Item 3.	Market Risk

     No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.	Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                     Part II. OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Changes in Securities—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—Not applicable

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K during the quarter ended March 31, 2003

Date of Report	Item	Description

January 10, 2003	5	Acquisition of First County Bank

January 23, 2003	5	Fourth Quarter Earnings and Stock Dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania (Registrant)

Date:	04/23/03	/s/ William S. Aichele William S. Aichele, President and Chief Executive Officer

Date:	04/23/03	/s/ Wallace H. Bieler Wallace H. Bieler, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, William S. Aichele, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Univest Corporation of Pennsylvania;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 04/23/03

/s/ William S. Aichele William S. Aichele, President and Chief Executive Officer

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 04/23/03

/s/ Wallace H. Bieler Wallace H. Bieler, Executive Vice President and Chief Financial Officer