Form 10-Q
period 2003-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2003-07-30
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[  ].

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,527,491

(Title of Class)	(Number of shares outstanding at 6/30/03)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

		Page Number

Part I.	Financial Information:
Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets June 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income Three and Six Months Ended June 30, 2003 and 2002	2
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4:	Controls and Procedures	23
Part II.	Other Information:	24
	Other Information

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	June 30, 2003	December 31, 2002

	(In thousands)
ASSETS
CASH AND DUE FROM BANKS	$45,426	$40,879
INTEREST BEARING DEPOSITS WITH OTHER BANKS	1,384	741
INVESTMENT SECURITIES HELD-TO-MATURITY (MARKET VALUE $58,558 AT 6/30/03 AND $71,498 AT 12/31/02)	56,999	68,871
INVESTMENT SECURITIES AVAILABLE-FOR-SALE	352,406	326,208
FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS	28,379	3,900
LOANS	957,219	825,378
LESS: RESERVE FOR POSSIBLE LOAN LOSSES	(12,134)	(10,518)

NET LOANS	945,085	814,860
OTHER ASSETS	94,997	70,406

TOTAL ASSETS	$1,524,676	$1,325,865

LIABILITIES
DEMAND DEPOSITS, NONINTEREST BEARING	$213,573	$175,608
DEMAND DEPOSITS, INTEREST BEARING	365,147	337,169
SAVINGS DEPOSITS	191,336	163,403
TIME DEPOSITS	406,254	366,926

TOTAL DEPOSITS	1,176,310	1,043,106
SHORT-TERM BORROWINGS	72,129	89,502
OTHER LIABILITIES	68,362	28,729
LONG-TERM DEBT	53,743	31,075
SUBORDINATED CAPITAL NOTE	15,000	—

TOTAL LIABILITIES	1,385,544	1,192,412
SHAREHOLDERS’ EQUITY
COMMON STOCK	49,580	49,587
ADDITIONAL PAID-IN CAPITAL	20,912	20,912
RETAINED EARNINGS	102,334	95,550
ACCUMULATED OTHER COMPREHENSIVE INCOME	6,860	7,240
TREASURY STOCK	(40,554)	(39,836)

TOTAL SHAREHOLDERS’ EQUITY	139,132	133,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,524,676	$1,325,865

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2003	2002	2003	2002
	(in thousands, except per share data)
INTEREST INCOME
INTEREST AND FEES ON LOANS
TAXABLE INTEREST AND FEES ON LOANS	$12,583	$12,679	$24,452	$25,200
EXEMPT FROM FEDERAL INCOME TAXES	690	805	1,372	1,628

TOTAL INTEREST AND FEES ON LOANS	13,273	13,484	25,824	26,828
INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES	4,198	4,823	8,732	9,767
OTHER INTEREST INCOME	42	76	54	116

TOTAL INTEREST INCOME	17,513	18,383	34,610	36,711

INTEREST EXPENSE
INTEREST ON DEPOSITS	4,551	6,108	9,329	12,241
OTHER INTEREST EXPENSE	771	651	1,429	1,325

TOTAL INTEREST EXPENSE	5,322	6,759	10,758	13,566

NET INTEREST INCOME	12,191	11,624	23,852	23,145
PROVISION FOR LOAN LOSSES	—	391	400	782

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,191	11,233	23,452	22,363
NONINTEREST INCOME
TRUST	1,147	1,065	2,295	2,102
SERVICE CHARGES ON DEPOSIT ACCOUNTS	1,418	1,367	2,784	2,754
COMMISSION INCOME	1,131	1,158	2,555	2,331
OTHER INCOME	1,805	1,503	3,261	3,031

TOTAL NONINTEREST INCOME	5,501	5,093	10,895	10,218
NONINTEREST EXPENSE
SALARIES AND BENEFITS	6,086	5,478	11,938	10,993
NET OCCUPANCY	856	724	1,681	1,457
EQUIPMENT	624	550	1,259	1,086
OTHER EXPENSES	2,570	2,547	4,999	5,348

TOTAL NONINTEREST EXPENSE	10,136	9,299	19,877	18,884

INCOME BEFORE INCOME TAXES	7,556	7,027	14,470	13,697
INCOME TAXES	2,051	1,872	3,916	3,679

NET INCOME	$5,505	$5,155	$10,554	$10,018

PER COMMON SHARE DATA:
NET INCOME PER SHARE:*
BASIC	$0.64	$0.60	$1.24	$1.16
DILUTED	$0.64	$0.59	$1.22	$1.14
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.184	$0.40	$0.368

*     PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A FIVE FOR FOUR STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND PAID ON FEBRUARY 28, 2003.

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

	(in thousands)
Cash flows from operating activities:
Net income	$10,554	$10,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of net charge-offs	390	230
Depreciation of premises and equipment	965	1,003
Premium amortization (discount accretion) on investment securities	172	(135)
Deferred tax benefit	(526)	(403)
Realized gains on investment securities	(462)	(355)
Realized gains on sales of mortgages	(374)	(23)
Increase (decrease) in net deferred loan fees	216	(40)
Decrease in interest receivable and other assets	1,431	952
Increase (decrease) in accrued expenses and other liabilities	38,562	(4,641)

Net cash provided by operating activities	50,928	6,606
Cash flows from investing activities:
Net cash paid due to acquisition, net of cash acquired	(28,797)
Proceeds from maturing securities held-to-maturity	21,926	12,058
Proceeds from maturing securities available-for-sale	73,604	27,930
Proceeds from sales of securities available-for-sale	10,557	15,347
Purchases of investment securities held-to-maturity	(15,009)	(11,988)
Purchases of investment securities available-for-sale	(88,595)	(47,149)
Decrease in interest-bearing deposits	3,414	13,020
Net increase in federal funds sold and other short-term investments	(5,866)	(134)
Proceeds from sales of mortgages	26,295	3,147
Net increase in loans	(60,101)	(23,989)
Capital expenditures	(1,229)	(1,182)

Net cash used in investing activities	(63,801)	(12,940)
Cash flows from financing activities:
Net increase in deposits	20,113	34,737
Net decrease in short-term borrowings	(18,301)	(9,383)
Increase in long-term debt	4,967	7,000
Issuance of subordinated debt	15,000	—
Purchases of treasury stock	(2,604)	(4,932)
Stock issued under dividend reinvestment and employee stock purchase plans	888	621
Proceeds from exercise of stock options	655	475
Cash dividends	(3,298)	(3,090)

Net cash provided by financing activities	17,420	25,428
Net increase in cash and due from banks	4,547	19,094
Cash and due from banks at beginning of period	40,879	39,107

Cash and due from banks at end of period	$45,426	$58,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,392	$13,362

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

     The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiary, Univest National Bank and Trust Company, referred to herein as the “Bank”. On January 18, 2003 the two banking subsidiaries, Union National Bank and Trust Company of Souderton, PA and Pennview Savings Bank, combined to form Univest National Bank and Trust Company. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.

     Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. Per share data has been restated to give effect to a five for four stock split in the form of a stock dividend paid on February 28, 2003.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Numerator:
Net Income	$5,505	$5,155	$10,554	$10,018
Numerator for basic and diluted earnings per share – income available to common shareholders	5,505	5,155	10,554	10,018
Denominator:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

Denominator for basic earnings per share- weighted-average shares outstanding	8,543	8,643	8,545	8,673
Effect of dilutive securities:
Employee stock options	103	84	103	83

Denominator for diluted earnings per share adjusted weighted-average shares outstanding	8,646	8,727	8,648	8,756

Basic earnings per share	$.64	$.60	$1.24	$1.16

Diluted earnings per share	$.64	$.59	$1.22	$1.14

Note 3. Accumulated Other Comprehensive Income

     The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

	(in thousands)
Net income	$5,505	$5,155	$10,554	$10,018
Accumulated (loss) gain on cash flow hedge	(92)	188	(204)	48
Change in unrealized gain (loss) on available for sale investment securities	358	2,634	(176)	1,475

Total comprehensive income	$5,771	$7,977	$10,174	$11,541

Note 4. Stock-Based Compensation – SFAS 148

Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

Net income:
As reported	$5,505	$5,155	$10,554	$10,018
Compensation cost	—	—	—	—
Net income	5,505	5,155	10,554	10,018
Pro forma:
Compensation cost	127	134	271	272
Pro forma net income	$5,378	$5,021	$10,283	$9,746
Basic earnings per share:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

As reported	$0.64	$0.60	$1.24	$1.16
Pro forma	$0.63	$0.58	$1.20	$1.12
Diluted earnings per share:
As reported	$0.64	$0.59	$1.22	$1.14
Pro forma	$0.62	$0.58	$1.19	$1.11

Note 5. FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 applies to contingent obligations that require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordination arrangements. The disclosure requirements include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

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

     The maximum potential amount of future payments under the guarantee is $34.9 million.

     The current carrying amount of the contingent obligation, beginning January 2003, is $48 thousand.

     This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

Note 6. FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The new accounting provisions of this interpretation became effective upon issuance for all new VIE’s created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This pronouncement also must be applied effective July 1, 2003, to existing VIE’s acquired prior to February 1, 2003.

     The Corporation has investments in three limited partnerships established for the purpose of providing low-income housing.

     The Corporation has investments in two limited liability companies established for the purpose of operating a title insurance company. The Corporation accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the LLC membership agreements.

     At June 30, 2003, the company’s aggregate net investment in these partnerships totaled $1.6 million. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2003 as a result of its involvement with these limited partnerships. The impact of the adoption of FIN 46 was immaterial.

Note 7. Acquisitions

     On May 16, 2003, Univest Corporation of Pennsylvania, parent company of Univest National Bank and Trust Co., completed the acquisition of First County Bank. Subsequent to this acquisition, First County merged with and into Univest National Bank and Trust Co. Univest acquired First County Bank to further expand into the Bucks County market. First County’s results of operations are inclusive in the earnings of Univest National Bank from date of acquisition. The acquisition is expected to be accretive to Univest National Bank and Trust Co. earnings in the first full year.

     In this transaction, Univest paid First County shareholders $19.312 for each outstanding share of common stock held immediately prior to the date of acquisition resulting in a cash payment of $29.5 million.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 16, 2003
(in thousands)
Assets
Cash and Due From Banks	$5,304
Investments	16,808
Federal Funds Sold	18,613
Net Loans	96,651
Other Assets	3,433

Total Assets	$140,809
Liabilities
Total Deposits	$113,091
Short-Term Borrowings	928
Long Term Borrowings	17,701
Other Liabilities	1,174

Total Liabilities	$132,894

     In accordance with FAS 141, Univest used the purchase method of accounting to record this transaction. The $21.1 million of goodwill recorded in connection with the acquisition of First County Bank is calculated below. The goodwill recorded will be allocated to the Univest National Bank reporting unit in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking reporting unit.

Total consideration paid		$29,475
Less: Net assets acquired		10,325
Less: Core deposit intangible (nine year amortization)		1,418
Revaluation adjustments:
Loans mark to market (four year weighted-average life)	(440)
CD’s mark to market (five year weighted-average life)	1,193
FHLB advances mark to market (seven year average life)	2,701

Add: Net revaluation adjustments		3,454
Capitalized acquisition costs		352
Termination of contracts		231
Less: Deferred tax		713

Goodwill		$21,056

     The following table reflects the results of operations for Univest Corporation had First County Bank been acquired as of January 1, 2002:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002

Net income, as reported	$5,505	$5,155	$10,554	$10,018
Add: Pro forma net income adjustments	121	183	218	127

Adjusted net income	$5,626	$5,338	$10,772	$10,145

Per common share data:
Net income per share:
Basic as reported	$.64	$.60	$1.24	$1.16

Adjusted basic earning per share	$.66	$.62	$1.26	$1.17

Diluted as reported	$.64	$.59	$1.22	$1.14

Adjusted basic earning per share	$.65	$61	$1.25	$1.16

Note 8. Subordinated Debt

     Univest Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the published Libor rate plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the published Libor rate plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013.

Note 9. Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Corporation.

     In May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Corporation has not yet determined what the effect of this new statement will be on the earnings and financial position of the Corporation

Item 2.

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

Net Income

     Net income increased $0.3 million from $5.2 million for the three months ended June 30, 2002 to $5.5 million for the three months ended June 30, 2003. Net income for the six months ended June 30, 2002 increased 6.0% or $0.6 million from $10.0 million for the six months ended June 30, 2002 to $10.6 million for the six months ended June 30, 2003. The net income growth was due mainly to a decrease in interest expense that was larger than the decrease in interest income and also due to a decrease in the loan loss provision. An increase in noninterest income was offset by an increase in other operating expenses and income taxes.

     On May 16, 2003, Univest Corporation announced the merger of First County Bank with and into Univest National Bank in a cash transaction for $29.5 million. The impact of this merger to the consolidated balance sheet is discussed in the Financial Condition of this Management’s Discussion and Analysis. The following discusses the average balance or volume comparisons of June 30, 2003 to June 30, 2002. The impact of the merger to the average balances is approximately one-half of the acquired balance for the quarter ended June 30, 2003 and approximately one-fourth of the acquired balance for the year ended June 30, 2003.

Net Interest Income

     In general, while the average loan volume continues to grow compared to last year, the average yield continues to decline due to market conditions. Interest and fees on loans decreased $0.2 million from $13.5 million for the three months ended June 30, 2002 to $13.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2003, interest and fees on loans decreased $1.0 million from $26.8 million at June 30, 2002 to $25.8 million at June 30, 2003. The growth in the average balance of the loan portfolio when comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002 was $86.5 million and when comparing year to date June 30, 2003 to year to date June 30, 2002 was $62.7 million. The Corporation acquired approximately $97.0 million of loans as part of the First County acquisition. Commercial loans and commercial real estate loans showed the most significant average volume growth compared to the quarter ended June 30, 2002 and six months ended June 30, 2002. The average volume of the home equity line of credit loans increased $7.6 million this year compared to last year due to special promotions. Consumer loans and mortgage loans decreased in average volume.

     Interest on investment securities decreased $0.6 million from $4.8 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003. Interest on investments decreased $1.1 million from $9.8 million for the six months ended June 30, 2002 to $8.7 million for the six months ended June 30, 2003. Approximately $106.1 million of investment securities were sold, called or matured during the six months ended June 2003. Reinvestments were made in a variety of mortgage-backed, agency and tax-exempt securities as well as in an adjustable-rate mortgage mutual fund.

     Other interest income decreased $0.1 million for the three-month period ended June 30, 2003 and remained constant at $0.1 million for the six-month period ended June 30, 2003. This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

     Interest expense decreased $1.5 million from $6.8 million for the three months ended June 30, 2002 to $5.3 million for the three-month period ended June 30, 2003. Interest expense decreased $2.8 million from $13.6 million for the six months ended June 30, 2002 to $10.8 million for the six-month period ended June 30, 2003. The decrease in both periods is primarily attributed to deposit volume growth offset by a decline in average rate. Interest-bearing checking accounts, savings accounts and certificates of deposit volumes grew while money market savings accounts declined. The Corporation assumed $113.0 million of deposits in connection with the First County acquisition.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of interest-earning assets and interest-bearing liabilities affect the amount of net interest income. The six months ended June 30, 2003 shows net interest income of $23.9 million, which is an increase of $0.8 million compared to the $23.1 million recorded for the six months ended June 30, 2002. Average interest-earning assets increased by $82.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average interest-bearing liabilities increased $56.3 million for the six months ended June 30, 2003 as compared to the same period in 2002. Interest-earning assets yield declined from 6.3% to 5.6%. The average rate paid on interest-bearing liabilities decreased 70 basis points. The net interest margin decreased to 3.8% for the six months ended June 30, 2003 from 4.0% for the six months ended June 30, 2002.

     The following table demonstrates the aforementioned effects:

	SIX MONTHS ENDED

	6/30/03		6/30/02

	AVG. BALANCE RATE		AVG. BALANCE RATE

Interest-Earning Assets	$1,242,016	5.6%	$1,160,014	6.3%

	SIX MONTHS ENDED

	6/30/03		6/30/02

	AVG. BALANCE RATE		AVG. BALANCE RATE

Interest-Bearing Liabilities	1,009,413	2.1%	953,157	2.8%
Net Interest Income	23,852		23,145
Net Interest Spread		3.5%		3.5%
Net Interest Margin		3.8%		4.0%

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

     At June 30, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $20.0 million. At June 30, 2002 and December 31, 2002, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $30.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swaps outstanding at June 30, 2003 expire as follows: $10.0 million in third quarter 2003 and $10.0 million in first quarter 2004.

     The impact of interest-rate swaps on net interest income for the quarter ended June 30, 2003 was a positive $141 thousand as compared to a positive $170 thousand for the quarter ended June 30, 2002. For the six months ended June 30, 2003 the impact was a positive $346 thousand as compared to a positive $378 thousand for the six months ended June 30, 2002.

     The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of June 30, 2003, the market value of interest-rate swaps in a favorable position was $185 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of June 30, 2002, the market value of interest-rate swaps in a favorable position was $539 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

Provision For Loan Losses

     The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. There was no provision for the quarter ended June 30, 2003 due to the favorable resolution of certain problem credits. The provision for the quarter ended June 30, 2002 was $0.4 million. The provision for the six months ended June 30, 2003 was $0.4 million and for the six months ended June 30, 2002 was $0.8 million. Growing loan volumes, current economic conditions and a migration of credit risk assessments towards weaker loan grades indicated the need for an increase to the reserve for the first quarter of 2003. The acquisition of First County Bank added $1.2 million to the reserve.

Noninterest Income

     Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and changes in the cash surrender value of bank-owned insurance. Total noninterest income increased $0.4 million or 7.8% from $5.1 million for the three months ended June 30, 2002 to $5.5 million for the three months ended June 30, 2003. The growth is primarily attributed to an increase in gains on sale of mortgages and an increase in the cash surrender values of bank owned insurance policies. For the six months ended June 30, 2003, total noninterest income increased $0.7 million or 6.9% from $10.2 million for the six months ended June 30, 2002 to $10.9 million. The growth is primarily attributed to increases in commission income, gains on sale of mortgages and an increase in the cash surrender values of bank owned insurance policies as described below.

     Trust income remained constant at $1.1 million for the three months ended June 30, 2002 and June 30, 2003. Trust income for the six months ended June 30, 2003 of $2.3 million was $0.2 million more than the $2.1 million reported for the six months ended June 30, 2002. The fees for certain trust services were increased.

     Service charges on deposit accounts remained constant at $1.4 million for the three months ended June 30, 2002 and June 30, 2003 and also for the six months ended June 30, 2002 and June 30, 2003 at $2.8 million.

     Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income decreased $0.1 million from $1.2 million for the three months ended June 30, 2002 to $1.1 million for the three months ended June 30, 2003. Commission income for the six months ended June 30, 2003 of $2.6 million was $0.3 million or 13.0% more than the $2.3 million reported for the six months ended June 30, 2002. This growth was primarily due to a large increase in extra income for Univest Insurance, Inc., which is commonly received in the first quarter and cannot be planned for or anticipated on an annual basis.

     Other income increased $0.3 million from $1.5 million for the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003. The growth is primarily attributed to an increase in gains on sale of mortgages and an increase in the cash surrender values of bank owned insurance policies. For the six-month period, other income grew $0.3 million from $3.0 million at June 30, 2002 to $3.3 million at June 30, 2003. The growth is attributed to increases in commission income, gains on sale of mortgages and an increase in the cash surrender values of bank owned insurance. Also contributing to the growth is an increase in debit card usage that generated additional fees from the card origination system. As a result of changes to the pricing structure by the credit card companies that will go into effect on August 1, 2003, debit card fee income will be adversely affected in the second half of the year.

Noninterest Expense

     The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses increased from $9.3 million for the quarter ended June 30, 2002 to $10.1 million for the quarter ended June 30, 2003. Total noninterest expense increased from $18.9 million for the six months ended June 30, 2002 to $19.9 million for the six months ended June 30, 2003. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased due to the acquisition of First County Bank and increases in pension expense. Occupancy expense increased due to an increase in rents for the First County Bank properties and also due to more snow removal expense than last year. Lower advertising and marketing expense, internal audit and supervisory fees, public relations and community relations expense offset these increases.

Tax Provision

     The provision for income taxes was $2.1 million for the quarter ended June 30, 2003 and $1.9 million for the quarter ended June 30, 2002. The effective tax rates were 27.1% and 26.6% respectively. For the six months ended June 30, 2003 the provision was $3.9 million as compared to $3.7 million for the six months ended June 30, 2002. The effective tax rates were 27.1% and 26.9% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

Assets

     Total assets increased $198.8 million or 15.0% from $1,325.9 million at December 31, 2002 to $1,524.7 million at June 30, 2003. First County Bank assets at the time of the merger were $140.4 million as shown in the table below. As a result of the merger, $21.1 million was recorded as goodwill and $1.4 million was recorded as core deposit intangible. At June 30, 2003, total available-for-sale and held-to-maturity investment securities were $409.4 million, compared to $395.1 million at December 31, 2002, an increase of 3.6%. Approximately $106.1 million of investment securities were sold, called or matured during the six months ended June 2003. Reinvestments were made in a variety of mortgage-backed, agency and tax-exempt securities as well as in an adjustable-rate mortgage mutual fund. Federal funds sold increased from $3.9 million at December 31, 2002 to $28.4 million at June 30, 2003 primarily due to the First County acquisition.

First County Bank assets at merger:
ASSETS
Cash and due from banks	$1,247
Interest bearing deposits	4,057
Investment securities	16,808
Federal funds sold	18,613
Total loans	97,437
Reserve for loan loss	(1,227)
Other assets	3,433
Total assets	$140,369

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

     The total cash basis, restructured and nonaccrual loans was $3.2 million at June 30, 2003 and $3.3 million at June 30, 2002 and consist mainly of commercial loans and real estate-related commercial loans. For the six months ended June 30, 2003 and June 30, 2002, nonaccrual loans resulted in lost interest income of $0.1 million. The Corporation’s ratio of nonperforming assets to total loans was 0.91% as of June 30, 2003 and 0.46% as of June 30, 2002.

     At June 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.2 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.2 million. At June 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.2 million, all of which were on a nonaccrual basis and the related reserve for loan losses for those loans was $0.7 million.

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

     The specific reserve element is based on a regular analysis of impaired commercial and real estate loans. For these loans, the specific reserve established is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

     At June 30, 2003 and December 31, 2002, the reserve for loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

     At June 30, 2003, June 30, 2002 and December 31, 2002 the Corporation had no Other Real Estate Owned (“OREO”). This amount is usually recorded in “Other Assets” at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

Liabilities

     Total liabilities increased $193.1 million or 16.2% from $1,192.4 million at December 31, 2002 to $1,385.5 million at June 30, 2003. First County Bank liabilities at the merger were $129.0 million as shown in the table below. Prior to the merger closing, Univest Corporation secured a $15.0 million subordinated capital note to provide capital support for the merger. Other liabilities increased $39.6 million primarily due to an increase in securities purchased but not settled at the end of the respective periods.

First County Bank liabilities at merger:
LIABILITIES
Total deposits	$111,898
Repurchase agreements	928
Long-term debt	15,000
Other liabilities	1,173
Total liabilities	$129,000

Shareholders’ Equity

     Shareholders’ equity increased to $139.1 million at June 30, 2003 from $133.5 million at December 31, 2002. Treasury stock increased to $40.6 million at June 30, 2003 from $39.8 million at December 31, 2002. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 202,020. Book value per share increased from $15.61 at December 31, 2002 to $16.32 at June 30, 2003, an increase of $0.71 per share or 4.5%.

     The accumulated other comprehensive income, related to debt securities, of $6.7 million, net of taxes, has been included in shareholders’ equity as of June 30, 2003. At December 31, 2002, the accumulated other comprehensive income, related to debt securities, included in shareholders’ equity was $6.9 million, net of taxes.

     The accumulated other comprehensive income, related to interest-rate swaps, of $0.1 million, net of taxes, has been included in shareholders’ equity as of June 30, 2003. At December 31, 2002 the accumulated other comprehensive income, related to interest-rate swaps, included in shareholders’ equity was $0.3 million, net of taxes.

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

     On May 16, 2003, Univest Corporation completed the merger of First County Bank with and into Univest National Bank in a cash transaction for approximately $29.5 million. Prior to the merger, Univest Corporation secured a $15.0 million subordinated capital note that qualifies for Tier II capital status. The proceeds of this transaction will be used to provide Tier I capital support for Univest National Bank. On May 15, 2003 Univest Corporation announced the signing of a definitive agreement for Suburban Community Bank to merge with and into Univest National Bank in a cash transaction for approximately $24.1 million. Univest anticipates that it will raise additional funding that qualifies as either Tier I or Tier II capital prior to the acquisition and that the Tier I and Tier II capital ratios will remain above the levels considered “well-capitalized” under the current regulatory framework for prompt corrective action.

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

     The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At June 30, 2003, Univest’s interest-rate swap hedges were considered to be effective.

     Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of First County Bank, Pennview Savings Bank, Univest Investments, and Univest Insurance. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related change in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

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

     The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operation or statement of financial condition.

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

     Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $327.4 million. At June 30, 2003, Univest’s outstanding borrowings under the FHLB credit facilities totaled $51.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

     The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At June 30, 2003, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

     Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2003, the Corporation had no outstanding borrowings under this line.

     On May 15, 2003 Univest Corporation announced the signing of a definitive agreement for Suburban Community Bank to merge with and into Univest National Bank in a cash transaction for approximately $24.1 million. Management believes that the liquidity position of Univest Corporation and Univest National Bank will remain adequate following the transaction.

Contractual Obligations and Commercial Commitments

     Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments over time as detailed in the table below.

Contractual Obligations

		Payments Due by Period

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Long-term debt	$51,075	$7,000	$—	$1,075	$43,000
Subordinated capital note	15,000	1,500	3,000	3,000	7,500
Securities sold under agreement to repurchase	72,129	72,129	—	—	—
Certificates of deposit	406,254	284,518	69,250	52,486	—
Operating leases	3,740	1,155	1,304	604	677

Total contractual cash obligations	$548,198	$366,302	$73,554	$57,165	$51,177

     Univest is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$344,196	$125,272	$54,580	$16,730	$147,613
Standby and commercial letters of credit	34,910	25,719	9,161	30	—

Total commercial commitments	$379,106	$150,991	$63,741	$16,760	$147,613

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Corporation.

     In May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Corporation has not yet determined what the effect of this new statement will be on the earnings and financial position of the Corporation.

Item 3.   Market Risk

     No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.   Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K during the quarter ended June 30, 2003

Date of Report	Item	Description

May 16, 2003	5	Acquisition of Suburban Community Bank
May 19, 2003	5	Completion of the acquisition of First County
June 30, 2003	5	NASDAQ Application

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania

(Registrant)

Date:	07/23/03	/s/ William S. Aichele

William S. Aichele, President and Chief Executive Officer

Date:	07/23/03	/s/ Wallace H. Bieler

Wallace H. Bieler, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, William S. Aichele, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Univest Corporation of Pennsylvania;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 07/23/03

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

Date: 07/23/03

/s/ Wallace H. Bieler

Wallace H. Bieler, Executive Vice President
and Chief Financial Officer