Form 10-Q/A
period 2003-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2003-08-07
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A constitutes Amendment No. 1 to the Registrant’s 10-Q for the fiscal quarter ended June 30, 2003. The following change is reflected:

(1) The Section 302 certifications have been filed as Exhibits 31.1 and 31.2 in the form contained in the SEC’s Release No. 33-8238 and the Section 906 certifications have been furnished as Exhibits 32.1 and 32.2.

There are no other changes to the Registrant’s Form 10-Q, as amended by Amendment No. 1 thereto.

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

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—Not applicable

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

Exhibit 31.1 Certification of William S. Aichele, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Wallace H. Bieler, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of William S. Aichele, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Wallace H. Bieler, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Univest Corporation of Pennsylvania

(Registrant)

Date:	07/31/03	/s/ William S. Aichele

William S. Aichele, President and Chief Executive Officer

Date:	07/31/03	/s/ Wallace H. Bieler

Wallace H. Bieler, Executive Vice President and Chief Financial Officer