Form 10-Q
period 2003-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2003-10-31
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ].

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,536,728

(Title of Class)	(Number of shares outstanding at 9/30/03)

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management's Discussion and Analysis of Financial Condition and Results of Operations
First County Bank liabilities at merger:
Market Risk
Controls and Procedures
Other Information
Signatures
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

Page Number

Part I. Financial Information:
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets September 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2003 and 2002	2
Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosure About Market Risk	24
Item 4: Controls and Procedures	24
Part II. Other Information:	25
Other Information

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	September 30, 2003	December 31, 2002

	(In thousands)
ASSETS
CASH AND DUE FROM BANKS	$41,559	$40,879
INTEREST BEARING DEPOSITS WITH OTHER BANKS	1,374	741
INVESTMENT SECURITIES HELD-TO-MATURITY (MARKET VALUE $47,773 AT 9/30/03 AND $71,498 AT 12/31/02)	46,813	68,871
INVESTMENT SECURITIES AVAILABLE-FOR-SALE	421,447	326,208
FEDERAL FUNDS SOLD AND OTHER SHORT TERM INVESTMENTS	1,740	3,900
LOANS	981,873	825,378
LESS: RESERVE FOR POSSIBLE LOAN LOSSES	(12,125)	(10,518)

NET LOANS	969,748	814,860
GOODWILL AND OTHER INTANGIBLE ASSETS, NET	30,115	7,541
OTHER ASSETS	68,420	62,865

TOTAL ASSETS	$1,581,216	$1,325,865

LIABILITIES
DEMAND DEPOSITS, NONINTEREST BEARING	$205,473	$175,608
DEMAND DEPOSITS, INTEREST BEARING	414,551	337,169
SAVINGS DEPOSITS	194,185	163,403
TIME DEPOSITS	397,575	366,926

TOTAL DEPOSITS	1,211,784	1,043,106
SHORT-TERM BORROWINGS	111,867	89,502
OTHER LIABILITIES	27,131	28,729
LONG-TERM DEBT	53,645	31,075
SUBORDINATED CAPITAL NOTE	14,625	—
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING JUNIOR SUBORDINATED DEBENTURES OF UNIVEST (“TRUST PREFERRED SECURITIES”)	20,000	—

TOTAL LIABILITIES	1,439,052	1,192,412
SHAREHOLDERS’ EQUITY
COMMON STOCK	49,580	49,587
ADDITIONAL PAID-IN CAPITAL	20,912	20,912
RETAINED EARNINGS	106,573	95,550
ACCUMULATED OTHER COMPREHENSIVE INCOME	5,348	7,240
TREASURY STOCK	(40,249)	(39,836)

TOTAL SHAREHOLDERS’ EQUITY	142,164	133,453

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,581,216	$1,325,865

NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2002 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED SEPT 30		ENDED SEPT 30
	2003	2002	2003	2002

		(in thousands, except per share data)
INTEREST INCOME
INTEREST AND FEES ON LOANS
TAXABLE INTEREST AND FEES ON LOANS	$13,117	$12,673	$37,569	$37,873
EXEMPT FROM FEDERAL INCOME TAXES	632	794	2,004	2,422

TOTAL INTEREST AND FEES ON LOANS	13,749	13,467	39,573	40,295
INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES	4,305	4,798	13,037	14,565
OTHER INTEREST INCOME	47	121	101	237

TOTAL INTEREST INCOME	18,101	18,386	52,711	55,097

INTEREST EXPENSE
INTEREST ON DEPOSITS	4,129	5,711	13,458	17,952
OTHER INTEREST EXPENSE	957	690	2,386	2,015

TOTAL INTEREST EXPENSE	5,086	6,401	15,844	19,967

NET INTEREST INCOME	13,015	11,985	36,867	35,130
PROVISION FOR LOAN LOSSES	500	391	900	1,173

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,515	11,594	35,967	33,957
NONINTEREST INCOME
TRUST	1,107	965	3,402	3,067
SERVICE CHARGES ON DEPOSIT ACCOUNTS	1,483	1,372	4,267	4,126
COMMISSION INCOME	1,184	1,092	3,739	3,423
OTHER INCOME	2,512	1,518	5,773	4,549

TOTAL NONINTEREST INCOME	6,286	4,947	17,181	15,165
NONINTEREST EXPENSE
SALARIES AND BENEFITS	6,225	5,462	18,163	16,455
NET OCCUPANCY	865	759	2,546	2,216
EQUIPMENT	716	578	1,975	1,664
OTHER EXPENSES	2,974	2,554	7,973	7,902

TOTAL NONINTEREST EXPENSE	10,780	9,353	30,657	28,237

INCOME BEFORE INCOME TAXES	8,021	7,188	22,491	20,885
INCOME TAXES	2,012	1,866	5,928	5,545

NET INCOME	$6,009	$5,322	$16,563	$15,340

PER COMMON SHARE DATA:
NET INCOME PER SHARE:*
BASIC	$0.70	$0.62	$1.94	$1.77
DILUTED	$0.70	$0.61	$1.92	$1.76
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.184	$0.60	$0.552

* PER SHARE DATA HAS BEEN RESTATED TO GIVE EFFECT TO A FIVE FOR FOUR STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND PAID ON FEBRUARY 28, 2003.

Univest Corporation of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	Sept 30, 2003	Sept 30, 2002

	(in thousands)
Cash flows from operating activities:
Net income	$16,563	$15,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of net charge-offs	381	424
Depreciation of premises and equipment	1,305	1,547
Premium amortization (discount accretion) on investment securities	392	(181)
Deferred tax benefit	(460)	(384)
Realized gains on investment securities	(794)	(668)
Realized gains on sales of mortgages	(533)	(54)
Increase (decrease) in net deferred loan fees	392	(14)
(Increase) decrease in interest receivable and other assets	(202)	1,273
Decrease in accrued expenses and other liabilities	(1,376)	(4,589)

Net cash provided by operating activities	15,668	12,694
Cash flows from investing activities:
Net cash paid due to acquisition, net of cash acquired	(28,900)	—
Proceeds from maturing securities held-to-maturity	32,129	45,022
Proceeds from maturing securities available-for-sale	113,644	42,656
Proceeds from sales of securities available-for-sale	57,124	23,685
Purchases of investment securities held-to-maturity	(10,009)	(21,976)
Purchases of investment securities available-for-sale	(251,398)	(110,038)
Decrease in interest-bearing deposits	3,424	14,861
Net decrease (increase) in federal funds sold and other short-term investments	20,773	(26,971)
Proceeds from sales of mortgages	39,345	5,460
Net increase in loans	(97,822)	(24,574)
Capital expenditures	(3,988)	(1,157)

Net cash used in investing activities	(125,678)	(53,032)
Cash flows from financing activities:
Net increase in deposits	55,587	56,570
Net increase (decrease) in short-term borrowings	21,437	(7,825)
Increase in long-term debt	4,869	7,000
Repayment of long-term debt	(375)	—
Issuance of subordinated debt	15,000	—
Issuance of junior subordinated debentures	20,000	—
Purchases of treasury stock	(3,054)	(7,759)
Stock issued under dividend reinvestment and employee stock purchase plans	1,322	978
Proceeds from exercise of stock options	910	564
Cash dividends	(5,006)	(4,684)

Net cash provided by financing activities	110,690	44,844
Net increase in cash and due from banks	680	4,506
Cash and due from banks at beginning of period	40,879	39,107

Cash and due from banks at end of period	$41,559	$43,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,929	$20,575

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Financial Information

     The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiary, Univest National Bank and Trust Co., referred to herein as the “Bank”. On January 18, 2003 the two banking subsidiaries, Union National Bank and Trust Company of Souderton, PA and Pennview Savings Bank, combined to form Univest National Bank and Trust Co. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.

     Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share. Per share data has been restated to give effect to a five for four stock split in the form of a stock dividend paid on February 28, 2003.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Numerator:
Net Income	$6,009	$5,322	$16,563	$15,340
Numerator for basic and diluted earnings per share – income available to common shareholders	6,009	5,322	16,563	15,340

Denominator:
Denominator for basic earnings per share-weighted-average shares outstanding	8,534	8,598	8,541	8,647
Effect of dilutive securities:
Employee stock options	105	90	104	85

Denominator for diluted earnings per share adjusted weighted-average shares outstanding	8,639	8,688	8,645	8,732

Basic earnings per share	$.70	$.62	$1.94	$1.77

Diluted earnings per share	$.70	$.61	$1.92	$1.76

Note 3. Accumulated Other Comprehensive Income

     The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002

		(in thousands)
Net income	$6,009	$5,322	$16,563	$15,340
Accumulated (loss) gain on cash flow hedge	(78)	62	(283)	110
Change in unrealized gain (loss) on available for sale investment securities	(1,434)	2,348	(1,609)	3,823

Total comprehensive income	$4,497	$7,732	$14,671	$19,273

Note 4. Stock-Based Compensation – SFAS 148

     Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002

Net income:
As reported	$6,009	$5,322	$16,563	$15,340
Compensation cost	—	—	—	—

Net income	6,009	5,322	16,563	15,340
Pro forma:
Compensation cost	126	134	397	406
Pro forma net income	$5,883	$5,188	$16,166	$14,934
Basic earnings per share:
As reported	$0.70	$0.62	$1.94	$1.77
Pro forma	$0.69	$0.60	$1.89	$1.73
Diluted earnings per share:
As reported	$0.70	$0.61	$1.92	$1.76
Pro forma	$0.68	$0.59	$1.87	$1.71

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

     The maximum potential amount of future payments under the guarantee is $35.7 million.

     The current carrying amount of the contingent obligation, beginning January 2003, is $63 thousand.

     This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

Note 6. FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The new accounting provisions of this interpretation became effective upon issuance for all new VIE’s created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This pronouncement also must be applied effective December 31, 2003, to existing VIE’s acquired prior to February 1, 2003.

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

     At September 30, 2003, the company’s aggregate net investment in these partnerships totaled $1.6 million. These amounts represent the Corporation’s maximum exposure to loss at September 30, 2003 as a result of its involvement with these limited partnerships. The impact of the adoption of FIN 46 is not expected to be material.

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

At May 16, 2003
(in thousands)
Assets
Cash and Due From Banks	$5,304
Investments	16,808
Federal Funds Sold	18,613
Net Loans	96,651
Other Assets	3,433

Total Assets	$140,809
Liabilities
Total Deposits	$113,091
Short-Term Borrowings	928
Long-Term Borrowings	17,701
Other Liabilities	1,174

Total Liabilities	$132,894

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

Total consideration paid	$29,475
Less: Net assets acquired		10,325
Less: Core deposit intangible (nine year amortization)		1,418
Revaluation adjustments:
Loans mark to market (four year weighted-average life)	(440)
CD’s mark to market (five year weighted-average life)	1,193
FHLB advances mark to market (seven year average life)	2,701

Add: Net revaluation adjustments		3,454
Capitalized acquisition costs		352
Termination of contracts		231
Less: Deferred tax		713

Goodwill		$21,056

     The following table reflects the results of operations for Univest Corporation had First County Bank been acquired as of January 1, 2002:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002

Net income, as reported	$6,009	$5,322	$16,563	$15,340
Add: Pro forma net income adjustments	—	258	168	487

Adjusted net income	$6,009	$5,580	$16,731	$15,827

Per common share data:
Net income per share:
Basic as reported	$.70	$.62	$1.94	$1.77

Adjusted basic earnings per share	$.70	$.65	$1.96	$1.83

Diluted as reported	$.70	$.61	$1.92	$1.76

Adjusted diluted earnings per share	$.70	$.64	$1.94	$1.81

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

Note 9. Trust Preferred Securities

     On August 27, 2003, the Corporation issued $20 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by Univest Corporation. This issuance constitutes trust-preferred securities, which were completed through a placement with Wells Fargo in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities is 4.19% and is callable by Univest during the first five years at a price equal to 105.0% of par. Quarterly interest payments are made on this note. At September 30, 2003, the $20 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds are being used to support the future growth of Univest Corporation and its banking subsidiary, Univest National Bank and Trust Co.

Note 10. Subsequent Events

     On October 6, 2003, Univest Corporation announced the completion of the merger of Suburban Community Bank, which has merged with and into Univest National Bank and Trust Co. In this transaction, Univest acquired all of the outstanding shares of Suburban Community Bank common stock, warrants and options for total consideration of $24.1 million. As a result of this acquisition, Univest will operate 2 additional branches in Bucks County.

Note 11. Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Corporation’s financial position and results of operations.

     In May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of SFAS No. 150 did not have any impact on the Corporation’s financial position and results of operations.

Item 2.

Management’s Discussion and Analysis
of Financial Condition and
Results of Operations

     The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below:

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

Net Income

     Net income increased $0.7 million from $5.3 million for the three months ended September 30, 2002 to $6.0 million for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2002 increased 8.5% or $1.3 million from $15.3 million for the nine months ended September 30, 2002 to $16.6 million for the nine months ended September 30, 2003. The net income growth was due mainly to a decrease in interest expense that was larger than the decrease in interest income because the deposits reprice faster than the loans. An increase in noninterest income was offset by an increase in other operating expenses and income taxes.

     On May 16, 2003, Univest Corporation announced the merger of First County Bank with and into Univest National Bank in a cash transaction for $29.5 million. The impact of this merger to the consolidated balance sheet is discussed in the Financial Condition of this Management’s Discussion and Analysis. The following discusses the average balance or volume comparisons of September 30, 2003 to September 30, 2002. The impact of the merger to the average balances for the year ended September 30, 2003, is approximately one-half of the acquired balance.

Net Interest Income

     In general, while the average loan volume continues to grow compared to last year, the average yield continues to decline due to market conditions. Interest and fees on loans increased $0.2 million from $13.5 million for the three months ended September 30, 2002 to $13.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2003, interest and fees on loans decreased $0.7 million from $40.3 million at September 30, 2002 to $39.6 million at September 30, 2003. The growth in the average balance of the loan portfolio when comparing the quarter ended September 30, 2003 to the quarter ended September 30, 2002 was $149.9 million and when comparing year to date September 30, 2003 to year to date September 30, 2002 was $92.1 million. The Corporation acquired approximately $97.0 million of loans as part of the First County acquisition. Commercial loans and commercial real estate loans showed the most significant average volume growth compared to the quarter ended September 30, 2002 and nine months ended September 30, 2002. The average volume of the home equity line of credit loans increased $9.1 million this year compared to last year due to special promotions. Consumer loans and mortgage loans decreased in average volume.

     Interest on investment securities decreased $0.5 million from $4.8 million for the three months ended September 30, 2002 to $4.3 million for the three months ended September 30, 2003. Interest on investments decreased $1.6 million from $14.6 million for the nine months ended September 30, 2002 to $13.0 million for the nine months ended September 30, 2003. Approximately $202.6 million of investment securities were sold, called or matured during the nine months ended September 2003. Reinvestments were made in a variety of mortgage-backed, agency and tax-exempt securities as well.

     Other interest income decreased $0.1 million for the three-month period ended September 30, 2003 and for the nine-month period ended September 30, 2003. This is due to the fluctuation in average volume of federal funds sold and the decline in the federal funds rate.

     Interest expense decreased $1.3 million from $6.4 million for the three months ended September 30, 2002 to $5.1 million for the three-month period ended September 30, 2003. Interest expense decreased $4.2 million from $20.0 million for the nine months ended September 30, 2002 to $15.8 million for the nine-month period ended September 30, 2003. The decrease in both periods is primarily attributed to deposit volume growth offset by a decline in average rate. Interest-bearing checking accounts, money market savings accounts, savings accounts and certificates of deposit volumes grew while jumbo certificates of deposit volumes declined. Interest expense on borrowings increased due to the new subordinated debt, trust preferred securities and the long-term debt assumed from First County Bank. The Corporation assumed $113.0 million of deposits and $15.0 million in long-term debt in connection with the First County acquisition.

     The asset/liability management process continues with its goal of providing stable reliable earnings through varying interest rate environments. Net interest income is the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Changes in interest rates, account balances or volume, and the mix of interest-earning assets and interest-bearing liabilities affect the amount of net interest income. The nine months ended September 30, 2003 shows net interest income of $36.9 million, which is an increase of $1.8 million compared to the $35.1 million recorded for the nine months ended September 30, 2002. Average interest-earning assets increased by $121.8 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Average interest-bearing liabilities increased $95.9 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Interest-earning assets yield declined from 6.3% to 5.4%. The average rate paid on interest-bearing liabilities decreased 80 basis points. The net interest margin decreased to 3.8% for the nine months ended September 30, 2003 from 4.0% for the nine months ended September 30, 2002.

     The following table demonstrates the aforementioned effects:

	NINE MONTHS ENDED

	9/30/03		9/30/02

	AVG. BALANCE RATE		AVG. BALANCE RATE

Interest-Earning Assets	$1,295,947	5.4%	$1,174,159	6.3%
Interest-Bearing Liabilities	1,060,352	2.0%	964,418	2.8%
Net Interest Income	36,867		35,130
Net Interest Spread		3.4%		3.5%
Net Interest Margin		3.8%		4.0%

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

     At September 30, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. At September 30, 2002 and December 31, 2002, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $30.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at September 30, 2003 expire in the first quarter 2004.

     The impact of interest-rate swaps on net interest income for the quarter ended September 30, 2003 was a positive $118 thousand as compared to a positive $172 thousand for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 the impact was a positive $465 thousand as compared to a positive $551 thousand for the nine months ended September 30, 2002.

     The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of September 30, 2003, the market value of interest-rate swaps in a favorable position was $65 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of September 30, 2002, the market value of interest-rate swaps in a favorable position was $634 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

Provision For Loan Losses

     The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in the charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. While there was no provision for the quarter ended June 30, 2003 due to the favorable resolution of certain problem credits, the decline in the status of certain past-due loans determined the need for a provision for the quarter ended September 30, 2003. The provision for the quarter ended September 30, 2003 was $0.5 million and the provision for the quarter ended September 30, 2002 was $0.4 million. The provision for the nine months ended September 30, 2003 was $0.9 million and for the nine months ended September 30, 2002 was $1.2 million. Growing loan volumes, current economic conditions and a migration of credit risk assessments towards weaker loan grades indicated the need for an increase to the reserve for the third quarter of 2003. The acquisition of First County Bank added $1.2 million to the reserve.

Noninterest Income

     Noninterest income consists mainly of trust department fee income, service charge income, commission income and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and changes in the cash surrender value of bank-owned insurance. Total noninterest income increased $1.4 million or 28.6% from $4.9 million for the three months ended September 30, 2002 to $6.3 million for the three months ended September 30, 2003. The growth is primarily attributed to an increase in the value of mortgage servicing rights and an increase in the cash surrender values of bank owned insurance policies. For the nine months ended September 30, 2003, total noninterest income increased $2.0 million or 13.2% from $15.2 million for the nine months ended September 30, 2002 to $17.2 million. The growth is primarily attributed to increases in commission income, the value of mortgage servicing fees and the cash surrender values of bank owned insurance policies as described below.

     Trust income increased $0.1 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Trust income for the nine months ended September 30, 2003 of $3.4 million was $0.3 million more than the $3.1 million reported for the nine months ended September 30, 2002. The fees for certain trust services were increased.

     Service charges on deposit accounts increased $0.1 million for the three months ended September 30, 2003 and increased $0.2 million for the nine months ended September 30, 2003.

     Commission income is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income increased $0.1 million from $1.1 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003. Commission income for the nine months ended September 30, 2003 of $3.7 million was $0.3 million or 8.8% more than the $3.4 million reported for the nine months ended September 30, 2002. This growth was primarily due to a large increase in loss ratio based bonus for Univest Insurance, Inc., which is commonly received in the first quarter and cannot be planned for or anticipated on an annual basis.

     Other income increased $1.0 million from $1.5 million for the three months ended September 30, 2002 to $2.5 million for the three months ended September 30, 2003. The growth is primarily attributed to an increase in the value of mortgage servicing rights, an increase in the cash surrender values of bank owned insurance policies and the receipt of a liquidation distribution representing our membership interest in certain bank owned insurance policy. For the nine-month period, other income grew $1.3 million from $4.5 million at September 30, 2002 to $5.8 million at September 30, 2003. The growth for the nine months is also attributed to an increase in the value of mortgage servicing rights, an increase in the cash surrender values of bank owned insurance policies and the receipt of a liquidation distribution representing our membership interest in certain bank owned insurance policy. Also contributing to the growth is an increase in debit card usage that generated additional fees from the card origination system. As a result of changes to the pricing structure by the credit card companies that went into effect on August 1, 2003, debit card fee income will be adversely affected in future periods.

Noninterest Expense

     The operating costs of the Corporation include but are not limited to, salaries and benefits, equipment expense, and occupancy costs. This category is usually referred to as noninterest expense and receives ongoing management attention in an attempt to contain and minimize the growth of the various expense categories, while encouraging technological innovation in conjunction with the expansion of the Corporation. Total noninterest expenses increased from $9.4 million for the quarter ended September 30, 2002 to $10.8 million for the quarter ended September 30, 2003. Total noninterest expense increased from $28.2 million for the nine months ended September 30, 2002 to $30.7 million for the nine months ended September 30, 2003. Salaries and benefits, which include commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. increased due to the acquisition of First County Bank and increases in pension expense. Occupancy expense increased due to an increase in rent for the First County Bank properties and also due to increases in real estate taxes and insurance. Equipment expense increased primarily due to an increase in software expense. Other expenses grew due to increases in legal fees, capital shares taxes and a one-time application fee for NASDAQ. Lower advertising and marketing expense, public relations and community relations expense somewhat offset these increases.

Tax Provision

     The provision for income taxes was $2.0 million for the quarter ended September 30, 2003 and $1.9 million for the quarter ended September 30, 2002. The effective tax rates were 25.1% and 26.0% respectively. For the nine months ended September 30, 2003 the provision was $5.9 million as compared to $5.5 million for the nine months ended September 30, 2002. The effective tax rates were 26.4% and 26.6% respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-free income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

Assets

     Total assets increased $255.3 million or 19.3% from $1,325.9 million at December 31, 2002 to $1,581.2 million at September 30, 2003. First County Bank assets at the time of the merger were $140.4 million as shown in the table below. As a result of the merger, $21.1 million was recorded as goodwill and $1.4 million was recorded as core deposit intangible. At September 30, 2003, total available-for-sale and held-to-maturity investment securities were $468.3 million, compared to $395.1 million at December 31, 2002, an increase of 18.5%. Approximately $202.6 million of investment securities were sold, called or matured during the nine months ended September 2003. Reinvestments were made in a variety of mortgage-backed, agency and tax-exempt securities as well as in an adjustable-rate mortgage mutual fund. Total loans increased from $825.4 million at December 31, 2002 to $981.9 million at September 30, 2003, an increase of $156.5 million. The majority of this growth was $150.0 million in commercial loans.

First County Bank assets at merger:

ASSETS
Cash and due from banks	$1,247
Interest bearing deposits	4,057
Investment securities	16,808
Federal funds sold	18,613
Total loans	97,437
Reserve for loan loss	(1,226)
Other assets	3,433
Total assets	$140,369

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

     The total cash basis, restructured and nonaccrual loans was $7.7 million at September 30, 2003 and $3.1 million at September 30, 2002 and consist mainly of commercial loans and real state-related commercial loans. For the nine months ended September 30, 2003 and September 30, 2002, nonaccrual loans resulted in lost interest income of $0.2 million. The Corporation’s ratio of nonperforming assets to total loans was 1.00% as of September 30, 2003 and 0.49% as of September 30, 2002.

     At September 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.7 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. In the third quarter of 2003, two commercial credits totaling $5.3 million were added to impaired loans and are included in the quarter-end total. Both credits are secured by real estate and specific reserves have been established based on current facts and management judgements about the ultimate outcome of the credits. The amount of specific reserve needed for these credits could change in future periods subject to changes in facts and judgements related to these credits. At September 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.1 million, all of which were on a nonaccrual basis and the related reserve for loan losses for those loans was $0.5 million.

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

     At September 30, 2003, the reserve for loan losses was 1.2% of total loans. At December 31, 2002, the reserve for loan losses was 1.3% of total loans. For more information on the reserve, please refer to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

     At September 30, 2003, September 30, 2002 and December 31, 2002 the Corporation had no Other Real Estate Owned (“OREO”). This amount is usually recorded in “Other Assets” at lower of cost or fair market value, less estimated costs to sell, in the accompanying condensed consolidated balance sheets.

Liabilities

     Total liabilities increased $246.7 million or 20.7% from $1,192.4 million at December 31, 2002 to $1,439.1 million at September 30, 2003. First County Bank liabilities at the merger were $129.0 million as shown in the table below. Prior to the merger closing, Univest Corporation secured a $15.0 million subordinated capital note to provide capital support for the merger. Also before the merger closing of Suburban Community Bank, Univest Corporation secured a $20.0 million junior subordinated capital note to provide capital support for the second merger within the year. Short-term borrowings increased $22.4 million primarily due to an increase in short-term funds purchased.

First County Bank liabilities at merger:

LIABILITIES
Total deposits	$111,898
Repurchase agreements	928
Long-term debt	15,000
Other liabilities	1,174
Total liabilities	$129,000

Shareholders’ Equity

     Shareholders’ equity increased to $142.2 million at September 30, 2003 from $133.5 million at December 31, 2002. Treasury stock increased to $40.2 million at September 30, 2003 from $39.8 million at December 31, 2002. On December 31, 2001, the Board of Directors approved the continuation of the Buyback Program for another two years. This approval allows the Corporation to buy back up to 5% or 351,047 shares of its outstanding common stock in open market or negotiated transactions. The net number of shares purchased since December 31, 2001 is 192,783. Book value per share increased from $15.61 at December 31, 2002 to $16.65 at September 30, 2003, an increase of $1.04 per share or 6.7%.

     The accumulated other comprehensive income, related to debt securities, of $5.3 million, net of taxes, has been included in shareholders’ equity as of September 30, 2003. At December 31, 2002, the accumulated other comprehensive income, related to debt securities, included in shareholders’ equity was $6.9 million, net of taxes.

     The accumulated other comprehensive income, related to interest-rate swaps, of $0.01 million, net of taxes, has been included in shareholders’ equity as of September 30, 2003. At December 31, 2002 the accumulated other comprehensive income, related to interest-rate swaps, included in shareholders’ equity was $0.3 million, net of taxes.

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

     On October 3, 2003, Univest Corporation completed the merger of Suburban Community Bank with and into Univest National Bank in a cash transaction for approximately $24.1 million. In the third quarter of 2003, Univest Corporation issued $20.0 million of trust preferred securities that qualify for Tier I capital status. The proceeds of this transaction will be used to support the future growth of Univest and its banking subsidiary and for general corporate purposes. Univest anticipates that its Tier I and Tier II capital ratios will remain above the levels considered “well-capitalized” under the current regulatory framework for prompt corrective action.

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

     The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133 and SFAS No. 149, by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At September 30, 2003, Univest’s interest-rate swap hedges were considered to be effective.

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

     Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $327.4 million. At September 30, 2003, Univest’s outstanding borrowings under the FHLB credit facilities totaled $66.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

     The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At September 30, 2003, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

     Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2003, the Corporation had no outstanding borrowings under this line.

     On October 3, 2003, Univest Corporation completed the merger of Suburban Community Bank with and into Univest National Bank in a cash transaction of approximately $24.1 million. Management believes that the liquidity position of Univest Corporation and Univest National Bank will remain adequate following the transaction.

Contractual Obligations and Commercial Commitments

     Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments over time as detailed in the table below.

Contractual Obligations

	Payments Due by Period

		Due in One	Due in One	Due in Four	Due in Over
	Total	year or less	to three years	to Five Years	Five Years

Long-term debt	$51,075	$7,000	$75	$1,000	$43,000
Subordinated capital note	14,625	1,500	3,000	3,000	7,125
Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	20,000				20,000
Securities sold under agreement to repurchase	83,467	83,467	—	—	—
Certificates of deposit	397,576	274,392	74,639	48,545	—
Operating leases	3,296	929	1,200	528	639

Total Contractual Cash Obligations	$570,039	$367,288	$78,914	$53,073	$70,764

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

Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$385,736	$106,305	$70,860	$17,550	$191,021
Standby and commercial letters of credit	35,658	26,500	9,128	30	—

Total commercial commitments	$421,394	$132,805	$79,988	$17,580	$191,021

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Corporation’s financial position and results of operations.

     In May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of SFAS No. 150 did not have any impact on the Corporation’s financial position and results of operations.

Item 3.	Market Risk

     No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.	Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

b.     Reports on Form 8-K during the quarter ended September 30, 2003

Date of Report	Item	Description

July 23, 2003	5	Earnings Release

August 15, 2003	5	NASDAQ Approval

September 3, 2003	5	Univest Capital Trust 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania

(Registrant)

Date: 10/22/03	/s/ William S. Aichele

William S. Aichele, President
and Chief Executive Officer

Date: 10/22/03	/s/ Wallace H. Bieler

Wallace H. Bieler, Executive Vice President
and Chief Financial Officer