Form 10-K
period 2003-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2004-03-11
CIK 102212

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File number 0-7617

Univest Corporation of Pennsylvania

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)
14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code

(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/04

Common Stock, $5 par value	8,552,123

      The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $379,679,287 as of January 31, 2004.

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

      Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 13, 2004.

UNIVEST CORPORATION OF PENNSYLVANIA

PART I

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

Item 1.     Business

General

      Univest Corporation of Pennsylvania, (the Corporation), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Univest National Bank and Trust Co. (Univest National Bank), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation.

      The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania and its wholly owned subsidiaries, including Univest National Bank, referred to herein as the “Bank.”

      On January 18, 2003 Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Co.

      Univest National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Delview, Inc., a wholly owned subsidiary of Univest National Bank, is a passive investment holding company located in Delaware. Delview provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

      Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries.

      Univest Reinsurance Corporation, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the Bank.

      Univest Delaware, Inc. is a passive investment holding company located in Delaware.

Employees

      As of December 31, 2003, Univest and its subsidiaries employed five hundred and thirty-one (531) persons.

Competition

      Univest’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts, in Bucks and Montgomery counties, as well as other financial institutions outside its primary service area.

      In competing with other banks, savings and loan associations, and other financial institutions, Univest National Bank seeks to provide personalized services through management’s knowledge and awareness of their service area, customers and borrowers.

      Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by Univest National Bank, Univest Investments, Inc. and Univest Insurance, Inc.

Supervision and Regulation

      Univest National Bank is subject to supervision and is regularly examined by the Office of the Comptroller of the Currency. Also, Univest National Bank is subject to examination by the Federal Deposit Insurance Corporation and by the Federal Reserve System.

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

      Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Act provides a federal right to privacy of non-public personal information of individual customers.

      Univest is subject to the Sarbanes-Oxley Act of 2002 that went into effect on July 30, 2002. The Act legislated reforms that are intended to address corporate and accounting fraud. The Sarbanes-Oxley Act adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The bill also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the SEC.

Credit and Monetary Policies

      Univest National Bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve System. An important function of the policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve System uses its powers to regulate reserve requirements of member banks, the discount rate on member-bank borrowings, interest rates on time and savings deposits of member banks, and to conduct open-market operations in United States Government securities to exercise control over the supply of money and credit. The policies have a direct effect on the amount of bank loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that the policies have a material effect on bank earnings. Future policies of the Federal Reserve Bank System and other authorities cannot be predicted, nor can their effect on future bank earnings be predicted.

      Univest National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to 5% of outstanding loans plus 0.7% of the unused credit line from the Federal Home Loan Bank of Pittsburgh.

Statistical Disclosure

      Univest was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware. Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation and Delview, Inc. is wholly owned by Univest National Bank and Trust Co. Univest Insurance, Inc. and Univest Investments, Inc. are wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 3, 2001. On January 18, 2003, Union National Bank and Trust Company and Pennview Savings Bank combined to form Univest National Bank and Trust Co. Univest National Bank acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003. Both First County Bank and Suburban Community Bank were merged into Univest National Bank and Trust Co.

Item 2.	Properties

      Univest and its subsidiaries occupy thirty-seven properties in Montgomery and Bucks counties in Pennsylvania, which are used principally as banking offices.

      Univest National Bank, with its head office in Souderton, Montgomery County, serves the area through its twenty-eight traditional offices, seven supermarket branches that offer traditional commercial bank and trust services, one work site office offering a payroll check cashing service, an express banking center located in the Montgomery Mall and five off-premise automated teller machines. Univest National Bank also provides banking and trust services for the residents and employees of twelve retirement home communities. Fifteen banking offices are in Montgomery County and twenty banking offices are in Bucks County. The work site office and the express banking center are located in Montgomery County. Three off-premise automated teller machines are located in Montgomery County and two are located in Bucks County.

Item 3.	Legal Proceedings

      There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Univest Corporation of Pennsylvania common stock is listed on NASDAQ: UVSP. Univest’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2003, Univest had 2,165 stockholders.

      As of December 1, 2003, Univest Corporation of Pennsylvania contracted with StockTrans, Inc. to serve as the transfer agent to assist shareholders in managing their Univest stock. StockTrans, Inc. is located at 44 East Lancaster Avenue, Ardmore, PA. Shareholders can contact a representative by calling 610-649-7300.

Range of Market Prices

      The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions.

	High	Low

2003

January — March	$33.25	$32.00
April — June	33.40	33.00
July — September	36.93	33.00
October — December	42.45	34.90

	High	Low

2002

January — March	$28.48	$28.08
April — June	29.60	28.32
July — September	31.40	29.60
October — December	32.48	31.20

Cash Dividends Paid Per Share*

2003

January 2	$0.184
April 1	0.200
July 1	0.200
October 1	0.200

For the year 2003	$0.784

2002

January 2	$0.168
April 1	0.184
July 1	0.184
October 1	0.184

For the year 2002	$0.720

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003.

Equity Compensation Plan Information

      The following table sets forth information regarding outstanding options and shares under the equity compensation plans as of December 31, 2003:

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders*	497,975	$28.01	910,900
Equity compensation plans not approved by security holders	-0-	-0-	-0-

*	Two shareholder approved plans “Univest 1993 Long-term Incentive Plan” and “Univest 2003 Long-term Incentive Plan.”

Securities and Exchange Commission Reports

      The Corporation makes available free of charge its reports that are electronically filed with the SEC on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. Univest’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2003 to each shareholder who requests one in writing after March 31, 2004. Requests should be directed to: Wallace H. Bieler, Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

Item 6.     Selected Financial Data

	Year Ended December 31,

	2003***	2002	2001	2000	1999

	(In thousands, except per share data)
Earnings
Interest income	$71,965	$73,040	$79,208	$79,877	$73,844
Interest expense	21,150	25,814	34,441	36,459	31,381

Net interest income	50,815	47,226	44,767	43,418	42,463
Provision for loan losses	1,000	1,303	763	205	1,052

Net interest income after provision for loan losses	49,815	45,923	44,004	43,213	41,411
Noninterest income	23,480	20,593	17,966	16,741	15,549
Noninterest expense	42,023	37,790	35,789	35,815	34,542

Net income before income taxes	31,272	28,726	26,181	24,139	22,418
Applicable income taxes	8,190	7,620	6,971	6,791	5,848

Net income*	$23,082	$21,106	$19,210	$17,348	$16,570

Financial Condition at Year End
Investments	$425,787	$398,979	$347,922	$364,616	$313,675
Net loans	1,049,594	814,860	788,035	729,020	711,770
Assets	1,657,168	1,326,631	1,261,479	1,205,480	1,122,277
Deposits	1,270,268	1,043,106	998,137	971,924	910,675
Long-term obligations	87,306	31,075	24,075	26,075	18,075
Shareholders’ equity	145,752	134,219	122,346	116,006	103,517
Per Common Share Data**
Average shares outstanding	8,541	8,625	8,846	9,104	9,297
Income before income taxes	$3.66	$3.33	$2.96	$2.65	$2.37
Applicable income taxes	0.96	0.88	0.79	0.74	0.63
Earnings per share — basic	2.70	2.45	2.17	1.91	1.74
Earnings per share — diluted	2.67	2.42	2.16	1.90	1.74
Dividends declared per share	0.800	0.736	0.656	0.586	0.503
Book value	17.05	15.70	14.01	12.86	11.76
Dividend payout ratio	29.96%	30.41%	30.37%	30.84%	28.91%
Profitability Ratios
Return on assets	1.57%	1.65%	1.59%	1.51%	1.52%
Return on equity	16.58%	16.60%	16.01%	16.03%	16.00%
Average equity to average assets	9.49%	9.96%	9.90%	9.44%	9.49%

      Net income and applicable income taxes for the year ended December 31, 1999 have been adjusted by $766 thousand to reflect the impact of not properly recording the deferred taxes (benefits) on certain items in periods prior to 1999 relating primarily to the Corporation’s Supplemental Retirement Plan. The effect of this adjustment increased the Corporation’s assets and shareholders’ equity by $766 thousand for the years ended December 31, 2002, 2001, 2000 and 1999.

*	The Corporation adopted Financial Accounting Standards Board Opinion No. 142 on January 1, 2002 and ceased amortizing goodwill.

**	Common Stock data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003.

***	The Corporation acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      (All dollar amounts presented within tables are in thousands, except per share data.)

      (Common stock data has been restated to give effect to a five for four stock split effected in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.)

      The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost on interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan demand, and deposit activity. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategic related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.

      Univest Corporation of Pennsylvania consolidated net income and earnings per share for 2003, 2002, and 2001 were as follows:

	2003	2002	2001

Net income	$23,082	$21,106	$19,210
Net income per share:
Basic	2.70	2.45	2.17
Diluted	2.67	2.42	2.16

2003 versus 2002

      The 2003 results compared to 2002 include the following significant pretax components:

•	On May 17, 2003, the Corporation completed a merger of First County Bank with and into Univest National Bank in a cash transaction for $29.5 million. On October 4, 2003, the Corporation completed a merger of Suburban Community Bank with and into Univest National Bank in a cash transaction for $24.1 million. The impact of these mergers to the consolidated balance sheet is discussed in the Financial Condition section of this Management’s Discussion and Analysis.

•	Net interest income increased due to growth in average earning assets. The net interest margin declined from 4.0% to 3.8% due to the increase in long-term debt from new borrowed funds, Trust Preferred Securities and Subordinated Capital Notes.

•	Total noninterest income increased by $2.9 million or 14.1% due primarily to gains on the sales of securities.

•	Total noninterest expense increased $4.2 million or 11.1% largely due to increases in salaries and benefits expense. The mergers with First County Bank and Suburban Community Bank in May and October 2003, respectively, contributed to this increase.

2002 versus 2001

      The 2002 results compared to 2001 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets. The net interest margin remained constant at 4.0%.

•	Total noninterest income increased by $2.6 million or 14.4% due primarily to growth in commission income and gains on the sales of securities. Commissions grew primarily due to the acquisition of the Gum Insurance Agency in December 2001.

•	Total noninterest expense increased $2.0 million or 5.6% largely due to increases in salaries and benefits expense. The acquisition of the Gum Insurance Agency in December 2001 contributed to the increase.

Net Interest Income

      Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of Univest’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity for the years ended December 31, 2003, 2002, and 2001. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

      In 2001, market interest rates declined significantly. In 2002 market rates continued to decline, although at a much slower pace. And in 2003, rates were mixed; in general short-term rates declined slightly and long-term rates increased slightly. The impact of lower market rates is reflected in Table 1. The average rate for every interest-earning asset (with the exception of Federal Reserve Bank Stock) and for every interest-bearing liability has declined. The net interest margin, which is net interest income as a percentage of average assets, declined from 4.0% at both December 31, 2002 and 2001 to 3.8% at December 31, 2003.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	2003			2002			2001

	Average	Income/	Avg.	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Cash and due from banks	$38,434			$36,531			$36,260
Time deposits with other banks	2,636	$20	0.8%	6,333	$99	1.6%	9,472	$345	3.6%
U.S. Government obligations	121,208	4,345	3.6	102,253	4,544	4.4	98,290	5,233	5.3
Oblig. of states & political sub.	74,314	3,392	4.6	57,578	2,752	4.8	41,034	1,938	4.7
Other securities	204,585	9,885	4.8	196,324	12,112	6.2	192,616	12,483	6.5
Trading account	—	—	—	128	2	1.6	538	14	2.6
Federal Reserve bank stock	1,170	70	6.0	761	46	6.0	761	46	6.0
Federal funds sold and other short-term investments	8,125	90	1.1	11,084	181	1.6	16,303	746	4.6

Total investments	409,402	17,782	4.3	368,128	19,637	5.3	349,542	20,460	5.9

Commercial loans	302,713	16,500	5.5	253,311	15,793	6.2	232,609	17,950	7.7
Mortgage loans	436,677	26,571	6.1	356,986	24,373	6.8	336,952	25,930	7.7
Installment loans	110,728	7,187	6.5	122,008	9,000	7.4	119,414	10,002	8.4
Home equity loans	23,477	1,203	5.1	13,575	957	7.0	12,716	1,202	9.5
Municipal loans	63,670	2,702	4.2	61,368	3,181	5.2	59,949	3,319	5.5

Gross loans	937,265	54,163	5.8	807,248	53,304	6.6	761,640	58,403	7.7

Less: reserve for loan losses	(11,880)			(10,683)			(10,647)

Net loans	925,385			796,565			750,993

Property, net	16,918			16,096			15,551
Other assets	74,067			52,392			49,849

Total assets	$1,466,842			$1,276,045			$1,211,667

Liabilities:
Demand deposits	$192,354			$159,919			$152,716
Interest checking deposits	132,450	$220	0.2%	113,695	$464	0.4%	99,644	$1,015	1.0%
Money market savings	238,421	2,066	0.9	211,253	3,380	1.6	208,268	6,858	3.3
Regular savings	193,294	950	0.5	155,690	2,148	1.4	134,073	2,555	1.9
Certificates of deposit	375,153	14,097	3.8	354,530	16,775	4.7	351,751	19,376	5.5
Time open & club accounts	17,801	229	1.3	18,857	372	2.0	22,666	972	4.3

Total time, int., and inv. checking deposits	957,119	17,562	1.8	854,025	23,139	2.7	816,402	30,776	3.8

Total deposits	1,149,473			1,013,944			969,118
Federal funds purchased	7,122	91	1.3	2,896	56	1.9	876	25	2.9
Securities sold under agreements to repurchase	80,810	652	0.8	82,219	1,101	1.3	75,386	2,174	2.9
Long-term debt	50,599	2,202	4.4	29,741	1,518	5.1	26,012	1,466	5.6
Subordinated notes	16,443	643	3.9	—	—	—	—	—	—

Total borrowings	154,974	3,588	2.3	114,856	2,675	2.3	102,274	3,665	3.6

Accrued expenses & other liabilities	23,150			20,124			20,298

Total liabilities	1,327,597			1,148,924			1,091,690

Shareholders’ Equity:
Common stock	49,582			41,061			41,037
Capital surplus	20,912			20,912			20,912
Retained earnings	68,751			65,148			58,028

Total shareholders’ equity	139,245			127,121			119,977

Total liabilities and shareholders’ equity	$1,466,842			$1,276,045			$1,211,667

Weighted average yield on interest-earning assets			5.3%			6.2%			7.1%
Weighted average rate paid on interest-bearing liabilities			1.9%			2.7%			3.7%
Net interest margin			3.8%			4.0%			4.0%

Note:	For rate calculation purposes, average loan categories include unearned discount.

Nonaccrual loans have been included in the average loan balances.

Certain amounts have been reclassified to conform to the current-year presentation.

Included in interest income are loan fees of $1,134 for 2003, $748 for 2002 and $551 for 2001.

Table 1 has not been tax equated.

Table 2 — Analysis of Changes in Net Interest Income

      The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	2003/2002			2002/2001

	Volume	Rate		Volume	Rate
Increase (Decrease)	Change	Change	Total	Change	Change	Total

Interest income:
Time deposits with other banks	$(28)	$(51)	$(79)	$(57)	$(189)	$(246)
U.S. Government obligations	619	(818)	(199)	196	(885)	(689)
Oblig. of states & political sub.	755	(115)	640	773	41	814
Other securities	522	(2,749)	(2,227)	207	(578)	(371)
Trading account	—	(2)	(2)	(7)	(5)	(12)
Federal Reserve bank stock	24	—	24	—	—	—
Federal funds sold and other short- term investments	(36)	(55)	(91)	(76)	(489)	(565)
Commercial loans	2,480	(1,773)	707	1,332	(3,489)	(2,157)
Mortgage loans	4,697	(2,499)	2,198	1,476	(3,033)	(1,557)
Installment loans	(715)	(1,098)	(1,813)	192	(1,194)	(1,002)
Home equity loans	504	(258)	246	73	(318)	(245)
Municipal loans	135	(614)	(479)	42	(180)	(138)

Total interest income	8,957	(10,032)	(1,075)	4,151	(10,319)	(6,168)

Interest expense:
Interest checking deposits	(17)	(227)	(244)	47	(598)	(551)
Money market savings	165	(1,479)	(1,314)	63	(3,541)	(3,478)
Regular savings	203	(1,401)	(1,198)	263	(670)	(407)
Certificates of deposit	513	(3,191)	(2,678)	213	(2,814)	(2,601)
Time open & club accounts	(11)	(132)	(143)	(79)	(521)	(600)
Federal funds purchased	52	(17)	35	40	(9)	31
Securities sold under agreement to repurchase	(38)	(411)	(449)	133	(1,206)	(1,073)
Long-term debt	892	(208)	684	182	(130)	52
Subordinated notes	643	—	643	—	—	—

Total interest expense	2,402	(7,066)	(4,664)	862	(9,489)	(8,627)

Net interest income	$6,555	$(2,966)	$3,589	$3,289	$(830)	$2,459

Note:	For rate calculation purposes, average loan categories include unearned discount.

Nonaccrual loans have been included in the average loan balances.

Certain amounts have been reclassified to conform to the current-year presentation.

Table 2 has not been tax equated.

Interest Income

      Interest and fees on loans increased 1.7% or $0.9 million from the $53.3 million recorded for the year ended December 31, 2002 to $54.2 million for the year ended December 31, 2003. Prime rate, which is an important factor of the Bank’s loan interest income, decreased from 4.25% at December 31, 2002 to 4.00% at December 31, 2003. The average prime rate for the year ended

December 31, 2003 was 4.12% compared to 4.67% for the year ended December 31, 2002. The average interest yield on the portfolio decreased from 6.6% in 2002 to 5.8% in 2003 as a result of market conditions. This decrease in yield however, was more than offset by an increase in average loan balances outstanding. The increase in loan volume came in part from the First County and Suburban Community Bank acquisitions and in part from regular loan growth. Comparing 2002 to 2001, interest and fees on loans decreased 8.7% or $5.1 million from the $58.4 million recorded for the year ended December 31, 2001 to $53.3 million for the year ended December 31, 2002. There was average loan volume growth in commercial loans that was offset by a decrease in loan yields. Mortgage loans and consumer loans also increased in average volume offset by a decrease in rate. Prime rate also decreased from 4.75% beginning in January 2002 to 4.25% at December 31, 2002. The average interest yield on the portfolio decreased from 7.7% in 2001 to 6.6% in 2002.

      Tax-exempt interest on loans decreased $0.5 million, or 15.6%, from $3.2 million for the year ended December 31, 2002 to $2.7 million for the year ended December 31, 2003. There was average loan volume growth in tax-exempt loans that was more than offset by a decrease in rates. The decrease in rate is a result of market conditions. There was little change from $3.3 million for the year ended December 31, 2001 to $3.2 million for the year ended December 31, 2002.

      Interest on U.S. Government obligations decreased from $4.5 million for the year ended December 31, 2002 to $4.3 million for the year ended December 31, 2003. As in 2002, the volume increase was offset by a decrease in the portfolio yield due to repricing through maturities, calls, and advantageous sales. Interest on U.S. Government obligations decreased from $5.2 million for the year ended December 31, 2001 to $4.5 million for the year ended December 31, 2002. U.S. Government obligation volume was higher than the previous year, but as higher yielding securities matured or were called, they were replaced with lower yielding securities.

      Interest and dividends on state and political subdivisions continues to show an increasing trend from $1.9 million in 2001 to $2.8 million in 2002 and $3.4 million in 2003. The increase is a result of a continued commitment to invest in tax-exempt securities. During 2003, 2002 and 2001, the Corporation acquired tax-exempt securities with a term of greater than ten years and at tax-equated yields substantially higher than other investment opportunities. The increase in volume offset the slight decline in yield.

      The other securities category consists mainly of U.S. Government Agency mortgage-backed securities. Income on other securities declined from $12.2 million in 2002 to $10.0 million in 2003. Prepayments on mortgage-backed securities during 2003 were significant. The average volume grew from $196.3 million in 2002 to $204.6 million in 2003, however this growth was offset by a decrease in the average yield from 6.2% in 2002 to 4.8% in 2003 as higher yielding securities matured or were prepaid and were replaced with lower yielding securities. Income on other securities declined from $12.5 million in 2001 to $12.2 million in 2002. Growth in the average volume of $3.7 million in 2002 was offset by a decrease in the yield.

      Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold decreased from $0.2 million in 2002 to $0.1 million in 2003 due to continued decreases in both average volume and the federal funds rate. Interest on federal funds sold decreased from $0.7 million in 2001 to $0.2 million in 2002 due to both decreased volume and a decline in the federal funds rate.

Interest Expense

      The average rates paid on deposits declined significantly during 2003 throughout the banking industry. The Corporation’s average cost of deposits declined 90 basis points from 2.7% in 2002 to 1.8% in 2003. Every major category of deposits grew in average volume during both 2002 and 2003. In each case, the impact on interest expense of this increase in volume was offset by a decrease in the average interest rate for that category.

      Interest expense on demand deposits decreased 39.5% or $1.5 million from $3.8 million in 2002 to $2.3 million in 2003. Comparing 2001 to 2002, interest expense on demand deposits decreased 51.9% or $4.1 million from $7.9 million in 2001 to $3.8 million in 2002.

      Interest expense on savings deposits decreased 57.1% or $1.2 million from $2.1 million in 2002 to $0.9 million in 2003. Interest expense on savings deposits decreased from $2.6 million in 2001 to $2.1 million in 2002.

      Interest expense on time deposits decreased from $17.1 million in 2002 to $14.3 million in 2003. Interest expense on time deposits decreased from $20.3 million in 2001 to $17.1 million in 2002.

      Interest expense-all other consists of interest paid on short-term borrowings such as federal funds purchased and repurchase agreements. In addition, Univest National Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense decreased from $2.2 million in 2001, to $1.2 million in 2002, and to $0.7 million in 2003.

      Interest on long-term debt increased from $1.5 million at December 31, 2002 to $2.8 million at December 31, 2003. This increase represents interest on total long-term debt of $87.4 million as of December 31, 2003 which included $14.3 million in Subordinated Capital Notes, $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of Univest (“Trust Preferred Securities”), and $50.1 million borrowed from the Federal Home Loan Bank of Pittsburgh. At December 31, 2002 the total long-term debt was $31.1 million, all of which were borrowed from the Federal Home Loan Bank of Pittsburgh. Interest on long-term debt increased from $1.4 million at December 31, 2001 to $1.5 million at December 31, 2002. Federal Home Loan Bank advances are available to meet seasonal and other withdrawals from deposit accounts, to purchase mortgage-backed securities and to expand lending.

Provision For Loan Losses

      The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The provision for the years ended December 31, 2003, 2002, and 2001 was $1.0 million, $1.3 million, and $0.8 million, respectively. Growing loan volumes and current economic conditions indicated the need for an increase to the reserve in 2003.

Noninterest Income

      Noninterest income consists of trust department fee income, service charge income, commission income, net gains on sales of securities, net gains on the sale of mortgages and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and changes in the cash surrender value of bank-owned insurance.

      Trust income for the year ended December 31, 2003 of $4.6 million was $0.4 million or 9.5% greater than the $4.2 million reported for the year ended December 31, 2002. This increase was due primarily to an increase in the fees charged for trust services, as well as an increase in the market value of assets under management. Income for the year ended December 31, 2002 of $4.2 million was $0.1 million or 2.3% less than the $4.3 million reported for the year ended December 31, 2001. The increase in the number of trust accounts during 2002 was offset by the decline in market conditions thereby lowering the dollar value of assets under management.

      Service charges on deposit accounts increased $0.2 million from $5.5 million for the year ended December 31, 2002 to $5.7 million for the year ended December 31, 2003. This is due primarily to an increase in fees received for nonsufficient funds. Service charges on deposit accounts increased $0.3 million from $5.2 million for the year ended December 31, 2001 to $5.5 million for the year ended December 31, 2002. Service charge revenue increased as earnings credit rates for commercial accounts declined. Nonsufficient funds fees also increased. These increases were partially offset by a decrease in ATM fee revenue.

      Commission income, which is offset by commission expense, is the primary source of income for Univest Investments, Inc. and Univest Insurance, Inc. Commission income grew from $4.4 million at December 31, 2002 to $4.8 million at December 31, 2003, an increase of $0.4 million or 9.1%. This growth is primarily due to a large increase in loss ratio based bonuses for Univest Insurance, Inc. Commission income grew from $2.6 million at December 31, 2001 to $4.4 million at December 31, 2002, an increase of $1.8 million or 69.2%. The growth is primarily due to the acquisition of the Gum Insurance Agency in December 2001.

      Other noninterest income consists mainly of general fee income and other miscellaneous types of income. Other noninterest income of $5.8 million for 2003 is $0.4 million or 7.4% higher than the $5.4 million earned in 2002. This growth is attributed to an increase in cash surrender values of bank owned life insurance policies, a one-time receipt of a liquidation distribution representing our membership interest in certain bank owned insurance policies of $0.4 million, and the generation of mortgage placement income. Other noninterest income of $5.4 million for 2002 is $0.3 million or 5.3% lower than the $5.7 million earned in 2001. Increases in debit card compensation, cash surrender values of bank-owned life insurance policies and an adjustment to the reserve account for off-balance sheet credit exposures were offset by decreases in financial planning service fees and mortgage servicing rights fees.

Gains on Sale of Assets

      Sales of mortgage loans during the year ended December 31, 2003 resulted in a gain of $0.6 million as compared to $0.2 million for the year ended December 31, 2002. Sales of mortgage loans during the year ended December 31, 2002 resulted in a gain of $0.2 million as compared to $0.1 million for the year ended December 31, 2001. Sales increased in both 2002 and 2003 due to the large number of refinancings as a result of record low mortgage rates.

      During 2003, debt and equity securities totaling approximately $105.1 million were sold resulting in a net gain of $2.1 million. Using the same strategy as last year, short-term securities were sold and the funds were reinvested in medium-term securities to take advantage of a steep yield curve. During 2002, securities totaling approximately $27.9 million were sold from the available-for-sale portfolio resulting in a net gain of $0.9 million. In 2001, securities totaling approximately $15.9 million were sold from the available-for-sale portfolio or matured, resulting in a net gain of $0.2 million.

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

      Salaries and benefits increased $2.6 million or 11.9% from $21.9 million in 2002 to $24.5 million in 2003. This increase is due primarily to the acquisitions of the First County Bank and Suburban Community Bank, increased pension and medical insurance expenses and increased commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. Salaries and benefits increased $1.9 million or 9.5% from $20.0 million in 2001 to $21.9 million in 2002. The acquisition of the Gum Insurance Agency in December 2001 mainly contributed to the increases in regular salary expense, bonus and commission expense, and pension expense.

      Net occupancy expense increased $0.5 million from $3.0 million for the year ended December 31, 2002 to $3.5 million for the year ended December 31, 2003 due to additional facilities from the acquisitions. Net occupancy expense increased $0.3 million from $2.7 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. Equipment expense increased $0.5 million from $2.3 million in 2002 to $2.8 million in 2003, primarily due to an increase in software expense. Equipment expense increased $0.1 million from $2.2 million in 2001 to $2.3 million in 2002.

      Other expenses increased $0.7 million or 6.6% to $11.3 million for the year ended December 31, 2003 as compared to $10.6 million for the year ended December 31, 2002. Audits and regulatory examination fees, insurance expense, Pennsylvania State Capital Shares tax, and the core deposit intangible amortization expense all increased and there was a one-time Nasdaq Stock Market application fee of $0.1 million. Advertising and marketing, public relations and community relations expenses for 2003 were less than 2002 expenses due to planned budget restrictions. These budget items have been increased for the 2004 plan. Other expenses decreased $0.3 million, or 2.8%, to $10.6 million for the year ended December 31, 2002 as compared to $10.9 million for the year ended December 31, 2001. Audits and regulatory examination fees, legal, consultant and pension advisory fees, and insurance expense all increased while no amortization of goodwill was expensed due to the Corporation’s adoption of FAS 142.

Tax Provision

      The provision for income taxes was $8.2 million for the year ended December 31, 2003, $7.6 million for the year ended December 31, 2002 and $7.0 million for the year ended December 31, 2001. The provision for income taxes for 2003, 2002, and 2001, was at effective rates of 26.2%, 26.5%, and 26.7%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

      During 2003, total assets increased to $1,657.2 million, a growth of $330.6 million or 24.9% over the $1,326.6 million in 2002. Total investments increased by $28.2 million from $395.1 million at December 31, 2002 to $423.3 million at December 31, 2003. Federal funds sold decreased $1.4 million to $2.5 million at December 31, 2003 as compared to the $3.9 million at December 31, 2002. Total loans increased $237.0 million from $825.4 million at December 31, 2002 to $1,062.4 million at December 31, 2003. Total deposits increased $227.2 million to $1,270.3 million as compared to the $1,043.1 million at December 31, 2002. Detailed explanations follow below.

ASSETS

Acquisitions

      At the time of the respective acquisitions, First County Bank and Suburban Community Bank had combined total assets of $230.5 million as shown in the table below. As a result of these acquisitions, $34.9 million was recorded as goodwill and $2.0 million was recorded as core deposit intangibles.

		October 4, 2003
	May 17, 2003	Suburban
	First County Bank	Community Bank	Total

ASSETS
Cash and due from banks	$1,247	$2,203	$3,450
Interest-bearing deposits	4,057	12,115	16,172
Investment securities	16,808	11,233	28,041
Federal funds sold	18,613	—	18,613
Total loans	97,437	63,220	160,657
Reserve for loan loss	(1,226)	(856)	(2,082)
Other assets	3,433	2,217	5,650

Total assets	$140,369	$90,132	$230,501

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

      Total investments increased by $28.2 million from $395.1 million at December 31, 2002 to $423.3 million at December 31, 2003. This increase is due primarily to the addition of the investment portfolio balances from the acquisitions of First County Bank and Suburban Community Bank. Short-term securities sold during 2003 were replaced by medium-term securities to take advantage of the steep yield curve.

Table 3 — Investment Securities

      The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	December 31,

	2003	2002	2001

U.S. Treasury, government corporations and agencies	$157,291	$114,597	$90,823
State and political subdivisions	80,159	71,248	49,638
Mortgage-backed securities	156,153	139,849	152,159
Other	29,656	69,385	55,238

Total	$423,259	$395,079	$347,858

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

	December 31,

	2003	2003	2002	2002	2001	2001
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$11,352	3.84%	$29,754	4.16%	$16,180	4.71%
1 Year-5 Years	168,843	3.35%	156,518	4.62%	125,258	5.54%
5 Years-10 Years	18,472	4.96%	33,166	6.05%	47,606	6.20%
After 10 Years	224,592	4.67%	175,641	5.61%	158,814	6.22%

Total	$423,259	4.13%	$395,079	5.15%	$347,858	5.90%

Loans

      Total loans increased $237.0 million from $825.4 million at December 31, 2002 to $1,062.4 million at December 31, 2003. This growth came primarily from the acquisitions. Commercial loans grew steadily through the year for an increase of $214.0 million. Consumer loans grew, increasing after the first quarter with total growth for the year of $20.7 million. Mortgage loans were relatively flat with net growth of $2.0 million.

Table 5 — Loan Portfolio

      The following table presents the composition of the loan portfolio as of the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

Commercial, financial and agricultural	$319,418	$271,719	$254,032	$221,101	$212,656
Real estate — commercial	313,207	203,927	195,872	168,761	173,780
Real estate — construction	69,586	36,588	34,774	39,707	33,632
Real estate — mortgage	298,564	243,642	226,962	214,973	219,292
Loans to individuals	53,350	57,226	71,212	79,320	72,658
All other loans	8,257	12,281	15,495	15,425	10,591

Total loans	$1,062,382	$825,383	$798,347	$739,287	$722,609

Table 6 — Loan Maturities and Sensitivity to Changes in Interest Rates

      The following table presents the maturity of the loan portfolio as of December 31, 2003:

	Due in One	Due in One	Due in Over
	Year or Less	to Five Years	Five Years	Total

Commercial, financial and agricultural	$203,080	$100,092	$16,246	$319,418
Real estate — commercial	72,165	192,274	48,768	313,207
Real estate — construction	39,042	25,167	5,377	69,586

Total	$314,287	$317,533	$70,391	$702,211

      Loans due after one year totaling $124.5 million have variable interest rates. The remaining $263.4 million in loans have fixed rates.

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

      Total cash basis, restructured and nonaccrual loans totaled $8.6 million at December 31, 2003, $2.6 million at December 31, 2002 and $1.6 million at December 31, 2001 and consist mainly of commercial loans and real estate related commercial loans. For the years ended December 31, 2003, 2002 and 2001, nonaccrual loans resulted in lost interest income of $0.4 million, $0.2 million and $0.2 million respectively. The Corporation’s ratio of nonperforming assets to total loans was .89% as of December 31, 2003 and ..32% as of December 31, 2002.

      At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.6 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. In the third quarter of 2003, two commercial credits totaling $5.3 million were added to impaired loans and are included in the year-end total. Both credits are secured by real estate and specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. At December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.5 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.4 million.

      At December 31, 2003, management is not aware of other potential problem loans that cause serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.

      At December 31, 2003 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 5.

Table 7 — Nonaccrual, Past Due and Restructured Loans

      The following table details the aggregate principal balance of loans classified as nonaccrual, past due and restructured:

	2003	2002	2001	2000	1999

Nonaccruing loans	$8,586	$2,639	$1,617	$1,865	$2,285

Accruing loans 90 days or more past due:
Real estate loans
Secured by 1-4 family dwellings	661	132	128	138	304
Commercial and industrial loans	3	520	3	—	63
Loans to individuals	217	228	186	208	214

Total accruing loans, 90 days or more past due	881	880	317	346	581

Restructured loans, not included above	—	—	—	—	38

Other real estate owned	—	—	—	—	45

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

      The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

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

      The specific reserve element is based on a regular analysis of impaired commercial and real estate loans. For these loans, the specific reserve established is based on an analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

Table 8 — Allocated, Unallocated Loan Loss Reserves

      The reserve for loan losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories for the periods indicated.

	December 31,

	2003	2002	2001

Allocated	$12,087	$9,246	$8,920
Unallocated	701	1,272	1,374

Total	$12,788	$10,518	$10,294

      The total reserve for loan losses increased $2.3 million primarily due to the reserve acquired as part of the acquisitions of First County and Suburban Community Bank which added $2.1 million to the reserve. The $2.8 million increase in the allocated portion of the reserve for the year ended December 31, 2003 occurred as increased risk associated with the commercial loan portfolio more than offset lower risk identified for the retail loan portfolio. Commercial loan allocation increases were attributable to material loan growth together with the recognition of one impaired loan with high specific reserve requirements. Commercial loans outstanding increased $214 million year over year (more than 40%) partly because of the two commercial bank acquisitions. Although the number of impaired credits declined year over year, the average size and corresponding specific reserve requirements have increased materially, almost entirely due to one credit. The favorable impact of commercial real estate loan grade migrations nearly matched additional allocation requirements related to weaker C&I portfolio quality. Retail loan allocations decreased primarily due to material improvement in retail past due and loss experience. The $0.6 million reduction in the unallocated position reflects refinements instituted in the justification methodology and the employment of lower stress test factors due to improved grading accuracy and positive economic forecasts.

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

      As the accompanying table indicates, the amount of loan loss provision charged to expense for 2003 was $1.0 million compared to $1.3 million in 2002 and $0.8 million in 2001.

Table 9 — Summary of Loan Loss Experience

	2003	2002	2001	2000	1999

Average amount of loans outstanding	$925,387	$796,575	$751,030	$707,084	$674,798
Loan loss reserve at beginning of period	10,518	10,294	10,208	10,704	10,019
Charge-offs:
Real estate loans	—	54	12	156	348
Commercial and industrial loans	965	1,185	602	794	1,105
Loans to individuals	374	535	603	423	304

Total charge-offs:	1,339	1,774	1,217	1,373	1,757

Recoveries:
Real estate loans	45	367	143	98	857
Commercial and industrial loans	326	182	223	463	440
Loans to individuals	155	146	174	111	93

Total recoveries:	526	695	540	672	1,390

Net charge-offs:	813	1,079	677	701	367
Additions to loan loss reserve	1,000	1,303	763	205	1,052
Additions to loan loss reserve as a result of acquisitions	2,083	—	—	—	—

Loan loss reserve at end of period	$12,788	$10,518	$10,294	$10,208	$10,704

Amount in reserve by category and loan type as percentage of loans:

	2003		2002		2001		2000		1999

Real estate loans	$3,970	64.1%	$3,777	58.7%	$3,515	57.3%	$2,370	57.3%	$2,571	59.0%
Commercial and industrial loans	7,258	30.0%	4,344	32.9%	3,939	31.8%	4,848	29.9%	5,356	29.4%
Loans to individuals	848	5.0%	1,114	6.9%	1,455	8.9%	1,401	10.7%	848	10.1%
All other loans	11	0.9%	11	1.5%	11	2.0%	11	2.1%	11	1.5%
Unallocated portion	701	—	1,272	—	1,374	—	1,578	—	1,918	—

Total	$12,788	100.0%	$10,518	100%	$10,294	100%	$10,208	100%	$10,704	100%

Ratio of net charge-offs versus average loans	0.09%		0.14%		0.09%		0.10%		0.05%

      Total cash-basis and nonaccrual loans of $8.6 million at December 31, 2003, were generally comprised of $1.0 million in residential real estate loans, $0.3 million in nonfarm nonresidential real estate loans, $3.2 million in commercial real estate loans and $4.1 million in commercial and other loans.

      The ratio of the reserve for loan losses to total loans was 1.2% at December 31, 2003 and 1.3% at December 31, 2002.

     Goodwill and Other Intangible Assets

      On January 1, 2002, the Corporation adopted Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with the provisions of SFAS No. 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      The Corporation has a covenant not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $0.4 million for the year ended December 31, 2003, $0.3 million for the year ended December 31, 2002, and $0.3 million for the year ended December 31, 2001. The Corporation also has goodwill of $41.1 million, which is deemed to be an indefinite intangible asset and will not be amortized. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill.

LIABILITIES

Acquisitions

      At the time of the respective acquisitions, First County Bank and Suburban Community Bank had combined total liabilities of $209.2 million as shown in the table below.

		October 4, 2003
	May 17, 2003	Suburban
	First County Bank	Community Bank	Total

LIABILITIES
Total deposits	$111,898	$68,956	$180,854
Repurchase agreements	928	7,394	8,322
Long–term debt	15,000	3,000	18,000
Accrued expenses and other liabilities	1,174	849	2,023

Total liabilities	$129,000	$80,199	$209,199

     Deposits

      Total deposits grew $227.2 million, or 21.8%, from $1,043.1 million at December 31, 2002 to $1,270.3 million at December 31, 2003. Deposit growth of $180.8 million, or 17.3%, came from the acquisitions. Savings deposits grew 32.6% in 2003. Demand deposits, non-interest and interest bearing, grew 28.5% and 27.1% respectively for the year. Certificates of deposit grew only 8.8%, reflecting the Corporation’s desire to limit these higher priced deposits. Univest and its subsidiaries do not have any foreign offices or foreign deposits.

Table 10 — Deposits

      The following table summarizes the average amount of deposits for the years indicated:

	2003	2002	2001

Noninterest-bearing demand deposits	$192,354	$159,919	$152,716
Interest checking	132,450	113,695	99,644
Money Market savings	238,421	211,253	208,268
Saving deposits	193,294	155,690	134,073
Time deposits	392,954	373,387	374,417

Total	$1,149,473	$1,013,944	$969,118

      The following table summarizes the maturities of certificates of deposit and other time deposits with balances of $100 thousand or more at December 31, 2003:

	Due 3 Months	Due 3-6	Due 6-12	Due Over
	or Less	Months	Months	12 Months

Certificates of deposit	$14,932	$8,010	$13,943	$22,478
Other time deposits	$6,514	$1,198	$1,412	$862

Borrowings

      Long-term debt increased $56.3 million from $31.1 million at December 31, 2002 to $87.4 million at December 31, 2003. This increase is attributed to $15 million in Subordinated Capital Notes issued in May 2003, the issuance of $20 million of Trust Preferred Securities issued in August 2003, and additional long-term borrowings acquired in the mergers with First County Bank and Suburban Community Bank. Also included in this increase is a $3.0 million fair market value adjustment relating to long-term debt acquired in the First County Bank and Suburban Community Bank acquisitions.

Table 11 — Short Term Borrowings

      The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2003	2002	2001

Balance at December 31	$100,630	$88,347	$73,745
Weighted average interest rate at year end	0.6%	1.0%	1.5%
Maximum amount outstanding at any month’s end	$100,630	$102,993	$91,986
Average amount outstanding during the year	$80,810	$82,219	$75,386
Weighted average interest rate during the year	0.8%	1.3%	2.9%

Shareholders’ Equity

      Shareholders’ equity increased $11.6 million or 8.6% to $145.8 million at December 31, 2003 compared to $134.2 million at December 31, 2002. Treasury stock increased $0.1 million to $39.9 million at December 31, 2003 from $39.8 million at December 31, 2002. There is a buyback program in place which as of December 31, 2003 allows the Corporation to purchase an additional 216,557 shares of its outstanding common stock in the open market or in negotiated transactions.

      On February 28, 2003 the Corporation issued a five for four stock split in the form of a dividend. All share and per share data has been restated to give effect to the dividend.

      The accumulated other comprehensive income, related to debt securities, of $3.5 million, net of taxes, has been included in shareholders’ equity as of December 31, 2003. At December 31, 2002,

the accumulated other comprehensive income, related to debt securities, included in shareholders’ equity was $6.9 million, net of taxes. Accumulated other comprehensive income related to debt securities is primarily the difference between the book value and market value of the available-for-sale investment portfolio. The year-to-year decrease in accumulated other comprehensive income was caused by the decline in the portfolio yield as a result of debt securities maturing, being called, or sold. As these securities were replaced with new securities purchased at market rates, the difference between the book value and market value of this portfolio declined. Additionally the Corporation sold $105.1 million of available-for-sale securities for a gain of $2.1 million.

      The accumulated other comprehensive income related to interest-rate swaps, of $3 thousand, net of taxes, has been included in shareholders’ equity as of December 31, 2003. The accumulated other comprehensive income related to interest-rate swaps, net of taxes, included in shareholders’ equity as of December 31, 2002 was $0.3 million. Accumulated other comprehensive income related to interest-rate swaps reflects the current market value of the swap net of taxes. The interest-rate swap matured on January 7, 2004 and therefore had a minimal market value as of December 31, 2003.

Capital Adequacy

      Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I and Tier II. Minimum required total risk-based capital is 8.0%. Univest had a Tier I capital ratio of 10.0% and total risk-based capital ratio of 12.0% at December 31, 2003. At December 31, 2002 the Corporation had a Tier I capital ratio of 12.5% and total risked-based capital ratio of 13.6%. These ratios declined during the year as a result of the bank acquisitions, yet continue to place Univest in the “well-capitalized” category under regulatory standards.

      In April 2003, Univest secured $15.0 million in subordinated capital notes that qualifies for Tier II capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier I capital status. The proceeds from these transactions were used to support the future growth of Univest and its banking subsidiary and for general corporate purposes.

Critical Accounting Policies

      Management, in order to prepare Univest’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, derivatives, intangible assets, investment securities, mortgage servicing rights and benefit plans as its critical accounting policies.

      Reserve for loan losses are provided using techniques that specifically identify losses on impaired loans, estimate losses on pools of homogeneous loans, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operation and statements of financial condition in the periods requiring additional reserves.

      The Corporation accounts for its interest-rate swap contracts, in compliance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be mark-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At December 31, 2003, Univest’s interest-rate swap hedges were considered to be effective.

      Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of First County Bank, Pennview Savings Bank, Suburban Community Bank, Univest Investments, and Univest Insurance. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

      Univest designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

      Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FAS No. 125.” As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

      The Corporation has a retirement plan that it provides as a benefit to employees and former employees and supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s report of operation or statement of financial condition.

      Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

Asset/Liability Management

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

      At December 31, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. At December 31, 2002, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $30.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at December 31, 2003 expired on January 7, 2004.

      The impact of the interest-rate swaps on net interest income for the year ended December 31, 2003 was a positive $0.5 million and for the year ended December 31, 2002 was a positive $0.7 million.

      The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2003, the market value of interest-rate swaps in a favorable position was $5 thousand and there were no interest-rate swaps with a market value in an unfavorable position. As of December 31, 2002, the market value of interest-rate swaps in a favorable position was $0.5 million and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

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

      Univest originates fixed-rate and adjustable-rate residential mortgage loans that are secured by the underlying 1- to 4-family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

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

Liquidity

      Univest, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and deposit withdrawals. Univest manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Univest has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

Sources of Funds

      Core deposits and cash management repurchase agreements (Repos) have historically been the most significant funding sources for the Corporation. These deposits and Repos are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, thrifts, mutual funds, security dealers and others.

      Univest supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

      Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $430.8 million. At December 31, 2003, Univest’s outstanding borrowings under the FHLB credit facilities totaled $50.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

      The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At December 31, 2003, there was $29 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

      Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2003, the Corporation had no outstanding borrowings under this line.

      In 2003, Univest raised $35.0 million of funds through the issue of subordinate debt and trust preferred securities. These financings were undertaken to support the Corporation’s capitalization as it acquired banking businesses and may not be typical of the Corporation’s future financing plans.

Cash Requirements

      The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments, that require cash payments. The contractual obligations table that follows presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

      The Commitments table that follows shows the amounts and expected maturities of significant commitments as of December 31, 2003. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Banks most significant commitment in both the under and over one year time periods.

      In 2003, the Corporation made investments in bank acquisitions requiring cash outlays of $51.6 million. These cash outlays to invest in income producing businesses are discretionary and may not be typical of the Corporation’s regular cash requirements.

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

Table 12 — Contractual Obligations

		Payments Due by Period

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Long-term debt(a)	$68,231	$5,714	$5,178	$6,041	$51,298
Subordinated capital notes(b)	16,765	1,997	3,828	3,612	7,328
Trust preferred securities(c)	44,954	838	1,676	1,676	40,764
Securities sold under agreement to repurchase(d)	101,276	101,276	—	—	—
Other short-term borrowings(e)	29,001	29,001	—	—	—
Time deposits(f)	426,041	277,225	85,211	37,791	25,814
Operating leases	4,464	1,106	1,655	951	752

Total contractual cash obligations	$690,732	$417,157	$97,548	$50,071	$125,956

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2003. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2003. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	At December 31, 2003 all short-term borrowings consisted of federal funds purchased. Federal funds purchased is due for repayment the next business day consequently, the interest expense associated with the borrowing is for one day.

(f)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

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

Table 13 — Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$397,691	$130,442	$67,559	$15,593	$184,097
Standby and commercial letters of credit	38,913	29,482	9,428	3	—

Total commercial commitments	$436,604	$159,924	$76,987	$15,596	$184,097

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities which were created prior to February 1, 2003, for periods ending after December 15, 2003. Application by public entities for all other types of entities and special purpose entities created after February 1, 2003, is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation will deconsolidate its Capital Trust, formed in August 2003, in the first quarter of 2004.

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have any impact on the Corporation’s financial position and results of operations.

      In May 2003, the FASB issued SFAS 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of SFAS No. 150 did not have any impact on the Corporation’s financial position and results of operations.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted. The Corporation has chosen the one-time election to defer recognizing the effects of the prescription-drug provisions of the Act. Specific authoritative guidance on the accounting for the federal subsidy provision is expected to be released in 2004. Univest Corporation’s postretirement benefit obligation and net periodic postretirement benefit cost as disclosed in Note 9 of this report does not reflect the effects of this Act. Upon recognition, the Corporation may be required to change previously reported postretirement benefit information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending and deposit taking activities, Univest is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. Univest’s Asset/Liability Management Committee (ALMC) manages interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.

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

      At December 31, 2003, the simulation, based upon forward-looking assumptions, projects that Univest’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause Univest’s net interest margin, over a 1-year horizon, to be approximately 2.1% less than it would be if market rates would remain unchanged. At December 31, 2002, the simulation projected that Univest’s greatest interest margin exposure to interest-rate risk would occur if interest rates had declined. A 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause Univest’s interest margin, over a 1-year horizon, to be approximately 2.0% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 2.8% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of

Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and the table below:

Table 14 — Interest Sensitivity Analysis

      Interest Sensitivity Analysis at December 31, 2003 (Dollars in thousands)

	Within	1-5	Over
	1 Year	Years	5 Years

Rate Sensitive Interest Earning Assets
Federal funds sold	$2,528	$—	$—
Investment securities	69,020	266,535	89,005
Loans	600,487	375,478	86,417

	672,035	642,013	175,422
Rate Sensitive Liabilities
Interest bearing deposits	553,327	466,287	24,962
Borrowed funds	102,046	64,159	50,731
Net noninterest-bearing funds(a)	—	—	227,958

	655,373	530,446	303,651
Excess interest-earning assets (liabilities)	16,662	111,567	(128,229)
Cumulative excess interest-earning assets (liabilities)	$16,662	$128,229	$—

Notes to interest sensitivity analysis:

(a)	Net noninterest-bearing funds is the sum of non-interest bearing liabilities and shareholders’ equity minus non-interest earning assets.

Item 8.	Financial Statements and Supplementary Data

      The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Auditors

Board of Directors and Shareholders

Univest Corporation of Pennsylvania

      We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Univest Corporation of Pennsylvania at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the Consolidated Financial Statements, in 2002, Univest Corporation of Pennsylvania changed its method of accounting for its goodwill.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 23, 2004

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Cash and due from banks	$48,881	$40,879
Interest-bearing deposits with other banks	1,301	741
Investment securities held-to-maturity (market value $35,627 and $71,498 at December 31, 2003 and 2002, respectively)	35,019	68,871
Investment securities available-for-sale	388,240	326,208
Federal funds sold and other short-term investments	2,528	3,900
Loans	1,062,382	825,378
Less: Reserve for loan losses	(12,788)	(10,518)

Net loans	1,049,594	814,860

Premises and equipment, net	19,498	16,036
Goodwill and other intangibles, net of accumulated amortization of $5,488 and $5,074 at December 31, 2003 and 2002, respectively	44,490	7,541
Accrued interest and other assets	67,617	47,595

Total assets	$1,657,168	$1,326,631

LIABILITIES
Demand deposits, noninterest bearing	$225,692	$175,608
Demand deposits, interest bearing	428,684	337,169
Savings deposits	216,660	163,403
Time deposits	399,232	366,926

Total deposits	1,270,268	1,043,106

Securities sold under agreements to repurchase	100,630	88,347
Other short-term borrowings	29,000	1,155
Accrued expenses and other liabilities	24,212	28,729
Long-term debt	53,056	31,075
Subordinated capital notes	14,250	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,000	—

Total liabilities	1,511,416	1,192,412

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2003 and 2002 and 9,916,063 and 9,917,397 shares issued at December 31, 2003 and 2002 and 8,546,418 and 8,549,502 shares outstanding at December 31, 2003 and 2002, respectively*	49,580	49,587
Additional paid-in capital	20,912	20,912
Retained earnings	111,657	96,316
Accumulated other comprehensive income	3,497	7,240
Treasury stock, at cost; 1,369,645 shares and 1,367,895 shares at December 31, 2003 and 2002, respectively	(39,894)	(39,836)

Total shareholders’ equity	145,752	134,219

Total liabilities and shareholders’ equity	$1,657,168	$1,326,631

*	Common Stock data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Interest income
Interest and fees on loans:
Taxable	$51,461	$50,123	$55,084
Exempt from federal income taxes	2,702	3,181	3,319

Total interest and fees on loans	54,163	53,304	58,403
Interest and dividends on investment securities:
U.S. Government obligations	4,345	4,544	5,233
Obligations of state and political subdivisions	3,392	2,752	1,938
Other securities	9,955	12,160	12,543
Interest on time deposits with other banks	20	99	345
Interest on federal funds sold and term federal funds	90	181	746

Total interest income	71,965	73,040	79,208

Interest expense
Interest on demand deposits	2,286	3,844	7,873
Interest on savings deposits	950	2,148	2,555
Interest on time deposits	14,326	17,147	20,348
Interest on long-term debt	2,845	1,504	1,429
Interest — all other	743	1,171	2,236

Total interest expense	21,150	25,814	34,441

Net interest income	50,815	47,226	44,767
Provision for loan losses	1,000	1,303	763

Net interest income after provision for loan losses	49,815	45,923	44,004

Noninterest income
Trust	4,567	4,181	4,260
Service charges on deposit accounts	5,739	5,532	5,215
Commission income	4,783	4,449	2,596
Net gains on sales of securities	2,076	885	150
Net gains on sales of mortgages	553	169	83
Other	5,762	5,377	5,662

Total noninterest income	23,480	20,593	17,966

Noninterest expense
Salaries and benefits	24,524	21,944	19,961
Net occupancy	3,461	2,978	2,734
Equipment	2,763	2,281	2,214
Other	11,275	10,587	10,880

Total noninterest expense	42,023	37,790	35,789

Income before income taxes	31,272	28,726	26,181
Applicable income taxes	8,190	7,620	6,971

Net income	$23,082	$21,106	$19,210

Net income per share:*
Basic	$2.70	$2.45	$2.17

Diluted	$2.67	$2.42	$2.16

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total

	(In thousands, except share data)
Balance at December 31, 2000	7,313,556	$848	$41,037	$20,912	$77,498	$(25,055)	$115,240
Cumulative effect of restatement (See Note 1)					766		766

Balance, as restated, December 31, 2000	7,313,556	848	41,037	20,912	78,264	(25,055)	116,006

Comprehensive Income
Net Income for 2001					19,210		19,210
Other comprehensive income, net of income taxes of $1,197
Unrealized gains and (losses) on investment securities available-for-sale		1,919					1,919
Unrealized gains and (losses) on swaps		303					303

Total comprehensive income							21,432

Cash dividends declared* ($0.656 per share)					(5,843)		(5,843)
Stock issued under dividend reinvestment and employee stock purchase plans	44,062				(16)	1,221	1,205
Exercise of stock options	67,628				(1,161)	2,213	1,052
Acquisition of treasury stock	(404,302)					(11,506)	(11,506)

Balance at December 31, 2001	7,020,944	3,070	41,037	20,912	90,454	(33,127)	122,346

Comprehensive Income
Net Income for 2002					21,106		21,106
Other comprehensive income, net of income taxes of $2,228
Unrealized gains and (losses) on investment securities available-for-sale		4,147					4,147
Unrealized gains and (losses) on swaps		23					23

Total comprehensive income							25,276

Five for four stock split paid on February 28, 2003	1,709,901		8,550		(8,550)
Cash dividends declared* ($0.736 per share)					(6,354)		(6,354)
Stock issued under dividend reinvestment and employee stock purchase plans	36,645				(16)	1,365	1,349
Exercise of stock options	29,780				(324)	1,116	792
Acquisition of treasury stock	(247,768)					(9,190)	(9,190)

Balance at December 31, 2002	8,549,502	7,240	49,587	20,912	96,316	(39,836)	134,219

Comprehensive Income
Net Income for 2003					23,082		23,082
Other comprehensive income, net of income tax benefit of $(2,412)
Unrealized gains and (losses) on investment securities available-for-sale		(3,421)					(3,421)
Unrealized gains and (losses) on swaps		(322)					(322)

Total comprehensive income							19,339

Cash paid in lieu of fractional shares	(390)		(7)		(9)		(16)
Cash dividends declared ($0.80 per share)					(6,832)		(6,832)
Stock issued under dividend reinvestment and employee stock purchase plans	51,543				(18)	1,819	1,801
Exercise of stock options	65,726				(882)	2,365	1,483
Acquisition of treasury stock	(119,963)					(4,242)	(4,242)

Balance at December 31, 2003	8,546,418	$3,497	$49,580	$20,912	$111,657	$(39,894)	$145,752

*	Per share data has been restated to give effect to a five for four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net income	$23,082	$21,106	$19,210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of net charge-offs	188	224	86
Depreciation of premises and equipment	1,757	2,057	2,495
Premium amortization (discount accretion) on investment securities	563	(154)	(764)
Deferred income tax (benefit)	64	247	(757)
Realized gains on investment securities	(2,076)	(885)	(150)
Realized gains on sales of mortgages	(553)	(169)	(83)
Increase in net deferred loan fees	602	132	479
Increase in interest receivable and other assets	(13,013)	(442)	(836)
(Decrease) increase in accrued expenses and other liabilities	(4,984)	843	1,814

Net cash provided by operating activities	5,630	22,959	21,494
Cash flows from investing activities
Net cash paid due to acquisitions, net of cash acquired	(51,621)	—	—
Proceeds from maturing securities held-to-maturity	46,532	64,634	163,329
Proceeds from maturing securities available-for-sale	142,466	78,358	111,274
Proceeds from sales of securities available-for-sale	105,065	27,890	15,893
Purchases of investment securities held-to-maturity	(12,608)	(23,535)	(114,198)
Purchases of investment securities available-for-sale	(285,742)	(187,165)	(171,862)
Decrease (increase) in interest-bearing deposits	15,612	14,990	(10,600)
Net decrease (increase) in federal funds sold and other short-term investments	19,985	(3,836)	16,126
Proceeds from sales of mortgages	41,903	12,509	9,016
Net increase in loans	(116,917)	(39,521)	(68,513)
Capital expenditures	(5,869)	(2,068)	(2,982)
Other investing activities	—	—	(2,700)

Net cash used in investing activities	(101,194)	(57,744)	(55,217)
Cash flows from financing activities
Net increase in deposits	44,392	44,969	26,213
Net increase (decrease) in short-term borrowings	31,806	(2,098)	23,101
Increase in long-term debt	4,790	7,000	5,000
Repayment of long-term debt	(4,000)	—	(7,000)
Issuance of subordinated debt	15,000	—	—
Repayment of subordinated debt	(750)	—	—
Issuance of trust preferred securities	20,000	—	—
Purchases of treasury stock	(4,242)	(9,190)	(11,506)
Stock issued under dividend reinvestment and employee stock purchase plans	1,801	1,349	1,205
Proceeds from exercise of stock options	1,483	792	1,052
Cash dividends	(6,714)	(6,265)	(5,752)

Net cash provided by financing activities	103,566	36,557	32,313

Net increase (decrease) in cash and due from banks	8,002	1,772	(1,410)
Cash and due from banks at beginning of year	40,879	39,107	40,517

Cash and due from banks at end of year	$48,881	$40,879	$39,107

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$20,896	$26,615	$34,893
Income taxes	$8,576	$7,724	$7,678

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements

(All dollar amounts presented are in thousands, except per share data)

Note 1.     Summary of Significant Accounting Policies

Organization

      Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest National Bank and Trust Co. (Univest National Bank), is engaged in domestic commercial and retail banking services and provides a full range of banking and trust services to its customers. Delview, through its subsidiaries, provides financial planning, investment management, insurance products and brokerage services. Univest National Bank serves the Montgomery and Bucks counties of Pennsylvania through 35 banking offices and provides banking and trust services to the residents and employees of 12 retirement communities, a work site office at Moyer Packing Company, which performs a payroll check cashing service and an express banking center located in the Montgomery Mall.

Principles of Consolidation

      The consolidated financial statements include the accounts of Univest Corporation of Pennsylvania and its wholly owned subsidiary, Univest National Bank, referred to herein as the “Bank.” All significant intercompany balances and transactions have been eliminated in consolidation.

Restatement of Prior Period Financial Statements

      Retained earnings at December 31, 2000 has been adjusted to reflect the impact of not properly recording the deferred taxes (benefits) on certain items in periods prior to 1999 relating primarily to the Corporation’s Supplemental Retirement Plan. The effect of this change is to increase the Corporation’s retained earnings and other assets by $766 thousand.

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

Investment Securities

      Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was $3,494 and $6,915 at December 31, 2003 and December 31, 2002, respectively.

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

Derivative Financial Instruments

      The Corporation uses interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. Univest accounts for its interest-rate swap contracts in compliance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented at the inception of the derivative contract, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. To ensure effectiveness, Univest performs an analysis to ensure that changes in fair value or cash flow of the derivative correlates to the equivalent changes in the loans being hedged. Related fees, if any, are deferred and amortized on a straight-line basis over the life of the swap, which corresponds to the estimated life of the asset being hedged. Interest-rate differentials to be paid or received as a result of interest-rate swap agreements are accrued and recognized as an adjustment of interest income related to the designated floating-rate loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair market value of the property, less estimated costs to sell.

Stock Options

      The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. The Corporation has not determined whether or when it will adopt Financial Accounting Standard No. 123, “Accounting for Stock-Based-Compensation” (SFAS No. 123). The Corporation has adopted Financial Accounting Standard No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (SFAS No. 148). Note 10 provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.

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

      During 2003 and 2002, 46,488 and 40,553 shares, respectively, were issued under the Reinvestment Plan, with 960,495 shares available for future purchase as of December 31, 2003. During 2003 and 2002, 5,051 and 5,249 shares, respectively, were issued under the Purchase Plan, with 604,919 shares available for future purchase as of December 31, 2003.

Income Taxes

      Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Intangible Assets

      The Corporation acquired intangible assets in connection with the acquisitions of Pennview Savings Bank, Univest Investments, Inc., Univest Insurance, Inc., First County Bank and Suburban Community Bank that include goodwill, a covenant not to compete and core deposit intangibles. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. The net carrying amount of goodwill at December 31, 2003 and 2002 was $41,137 and $6,210 respectively. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 141 and SFAS No. 142, which changed the initial measurement and subsequent recording of goodwill and intangible assets. The effect of adopting SFAS No. 142 is discussed in Note 7, Intangible Assets. Core deposit

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

intangibles are being amortized over their average estimated useful lives of eight years. The covenant not to compete is being amortized over the five year contractual life.

      Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the rights are retained. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2003 was $569 and at December 31, 2002 was $353. The aggregate fair value of these rights was $644 and $409, respectively. The fair value of servicing rights was determined using discount rates ranging from 5.1% to 7.5%. Amortization of mortgage servicing rights of approximately $19 was recorded during 2003, $15 was recorded in 2002 and $19 was recorded in 2001. The valuation allowance was $632 at December 31, 2003 and $439 at December 31, 2002.

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

Stock Split

      On January 22, 2003, the Corporation’s board of directors declared a five for four stock split in the form of a dividend paid on February 28, 2003 to all shareholders of record as of February 7, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if option common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Comprehensive Income

      Unrealized gains or losses on the Corporation’s available-for-sale securities and cash flow hedges are included in comprehensive income.

      The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	December 31,

	2003	2002	2001

Net income	$23,082	$21,106	$19,210
Unrealized gain/loss on cash flow hedges	(322)	23	303
Unrealized gain/loss on available-for-sale investment securities	(2,072)	4,722	2,017

Less: reclassification adjustment for gains realized in net income	1,349	575	98

Total comprehensive income	$19,339	$25,276	$21,432

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities which were created prior to February 1, 2003, for periods ending after December 15, 2003. Application by public entities for all other types of entities and special purpose entities created after February 1, 2003, is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation will deconsolidate its Capital Trust, formed in August 2003, in the first quarter of 2004.

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

accordance with their respective effective dates. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have any impact on the Corporation’s financial position and results of operations.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of SFAS No. 150 did not have any impact on the Corporation’s financial position and results of operations.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted. The Corporation has chosen the one-time election to defer recognizing the effects of the prescription-drug provisions of the Act. Specific authoritative guidance on the accounting for the federal subsidy provision is expected to be released in 2004. Univest Corporation’s postretirement benefit obligation and net periodic postretirement benefit cost as disclosed in Note 9 of this report does not reflect the effects of this Act. Upon recognition, the Corporation may be required to change previously reported postretirement benefit information.

Note 2.     Restrictions on Cash and Due from Bank Accounts

      Univest National Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances was $1,028 at December 31, 2003 and $849 at December 31, 2002.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 3.     Investment Securities

      The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2003 and 2002, by maturity within each type:

	December 31, 2003				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
U.S. Treasury, government corporations and agencies obligations:
Within 1 year	$5,600	$62	$—	$5,662	$9,560	$239	$—	$9,799
1 to 5 years	11,098	49	(192)	10,955	9,100	221	—	9,321

	16,698	111	(192)	16,617	18,660	460	—	19,120

State and political subdivisions:
Within 1 year	1,110	6	—	1,116	6,331	103	—	6,434
1 to 5 years	480	3	—	483	2,849	67	—	2,916
Over 10 years	1,154	79	—	1,233	1,154	41	—	1,195

	2,744	88	—	2,832	10,334	211	—	10,545

Mortgage-backed securities:
1 to 5 years	449	21	—	470	369	9	—	378
5 to 10 years	2,693	139	—	2,832	4,893	278	—	5,171
Over 10 years	5,260	332	—	5,592	15,751	915	—	16,666

	8,402	492	—	8,894	21,013	1,202	—	22,215

Other:
Within 1 year	100	—	—	100	100	—	—	100
1 to 5 years	6,488	99	—	6,587	15,231	599	—	15,830
5 to 10 years	11	—	—	11	—	—	—	—
Over 10 years	576	10	—	586	3,533	155	—	3,688

	7,175	109	—	7,284	18,864	754	—	19,618

Total	$35,019	$800	$(192)	$35,627	$68,871	$2,627	$—	$71,498

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2003				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies obligations:
Within 1 year	$2,002	$33	$—	$2,035	$—	$—	$—	$—
1 to 5 years	137,604	1,090	(136)	138,558	94,002	1,935	—	95,937

	139,606	1,123	(136)	140,593	94,002	1,935	—	95,937

State and political subdivisions:
1 to 5 years	415	6	—	421	973	14	(1)	986
5 to 10 years	2,760	191	—	2,951	1,706	67	—	1,773
Over 10 years	71,133	3,142	(232)	74,043	55,594	2,591	(30)	58,155

	74,308	3,339	(232)	77,415	58,273	2,672	(31)	60,914

Mortgage-backed securities:
Within 1 year	40	1	—	41	—	—	—	—
1 to 5 years	2,271	116	—	2,387	2,146	105	—	2,251
5 to 10 years	12,573	244	—	12,817	23,297	1,168	—	24,465
Over 10 years	131,928	1,766	(1,188)	132,506	89,183	2,937	—	92,120

	146,812	2,127	(1,188)	147,751	114,626	4,210	—	118,836

Other:
Within 1 year	2,446	20	—	2,466	13,747	16	—	13,763
1 to 5 years	8,664	298	—	8,962	28,048	1,747	—	29,795
5 to 10 years	—	—	—	—	2,000	35	—	2,035
Over 10 years	11,029	74	(50)	11,053	4,886	42	—	4,928

	22,139	392	(50)	22,481	48,681	1,840	—	50,521

Total	$382,865	$6,981	$(1,606)	$388,240	$315,582	$10,657	$(31)	$326,208

      Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

      Securities with a market value of $255,600 and $221,962 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required by law.

      During the year ended December 31, 2003, available-for-sale securities with a fair value at the date of sale of $105,065 were sold, $27,890 in 2002. Gross realized gains on such sales totaled $2,580 during 2003, $885 in 2002 and $151 in 2001, and the gross realized losses totaled $504 during 2003, $0 in 2002 and $1 in 2001. Tax expense related to net realized gains from the sales of investments securities for the years ended December 31, 2003, 2002 and 2001 were $727, $310, $53, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income as a separate component of shareholders’ equity totaled $3,494 in 2003 and $6,915 in 2002. Unrealized losses in investment securities at December 31, 2003 and 2002 do not represent permanent impairments.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      At December 31, 2003 and 2002, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

      The following table shows the amount of securities that were in an unrealized loss position at December 31, 2003:

			12 Months
	Less than 12 Months		or Longer		Total

		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses

US Treasury obligations and direct obligations of US government agencies	$28,261	$(328)	$—	$—	$28,261	$(328)
State and political subdivisions	11,836	(232)	—	—	11,836	(232)
Federal agency mortgage-backed securities	63,689	(1,188)	—	—	63,689	(1,188)
Other	3,940	(45)	—	—	3,940	(45)

Subtotal, debt securities	107,726	(1,793)	—	—	107,726	(1,793)
Common stock	—	—	14	(5)	14	(5)

Total temporarily impaired securities	$107,726	$(1,793)	$14	$(5)	$107,740	$(1,798)

      As of December 31, 2003, the amount of unrealized losses, for less than twelve months, in debt and equity securities classified as either available-for-sale or held-to-maturity was $1,793 and had a fair value of $107,726. The amount of unrealized losses, for twelve months or longer, in debt and equity securities classified as either available-for-sale or held-to-maturity was $5 and had a fair value of $14. The Corporation believes that the unrealized loss listed in the twelve months or longer category is not other-than temporary because the security has, subsequent to December 31, 2003, traded at its book cost. As of December 31, 2003, the Corporation has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation has the ability and intent to hold the securities until maturity to recover the entire value.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 4.     Loans

      The following is a summary of the major loan categories:

	December 31,

	2003	2002

Commercial, financial and agricultural	$319,418	$271,719
Real estate — commercial	313,207	203,927
Real estate — construction	69,586	36,588
Real estate — mortgage	298,564	243,642
Loans to individuals	53,350	57,226
All other loans	8,257	12,281

Total gross loans	1,062,382	825,383
Less: Unearned income	—	(5)

Total loans	$1,062,382	$825,378

      Net unamortized deferred loan origination fees for the years ended December 31, 2003 and 2002 were $2,332 and $1,747 respectively.

      At December 31, 2003, loans to directors and executive officers of Univest and companies in which directors have an interest aggregated $13,622. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms. The summary of activity for the past year is as follows:

Balance at		Amounts	Balance at
January 1, 2003	Additions	Collected	December 31, 2003

$18,459	$12,665	$17,502	$13,622

Note 5.     Reserve for Loan Losses

      A summary of the activity in the reserve for loan losses is as follows:

	2003	2002	2001

Balance at beginning of year	$10,518	$10,294	$10,208
Provision charged to operating expenses	1,000	1,303	763
Additions to loan loss reserve as a result of acquisitions	2,083	—	—
Recoveries	526	695	540
Loans charged off	(1,339)	(1,774)	(1,217)

Balance at end of year	$12,788	$10,518	$10,294

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Information with respect to loans that are considered to be impaired under SFAS No. 114 for the year ended December 31 is as follows:

	December 31,

	2003		2002

Average recorded investment in impaired loans	$5,436		$2,682

Recorded investment in impaired loans at year-end subject to a reserve for loan losses and corresponding reserve	7,883	1,892	701	443
Recorded investment in impaired loans at year-end requiring no reserve for loan losses	703	—	1,803	—

Recorded investment in impaired loans at year-end	8,586		2,504

Recorded investment in nonaccrual and restructured loans	8,586		2,639

      Loans greater than 90 days past due and still accruing interest were $940 and $880 at December 31, 2003 and 2002 respectively.

      The following is an analysis of interest on nonaccrual and restructured loans at December 31 as follows:

	2003	2002	2001

Nonaccrual and restructured loans	$8,586	$2,639	$1,617
Interest income that would have been recognized under original terms	403	198	176

      No interest income was recognized on these loans for the years ended December 31, 2003, 2002 and 2001.

      There was no other real estate owned at December 31, 2003 and December 31, 2002.

Note 6.     Premises and Equipment

	December 31,

	2003	2002

Land and land improvements	$4,101	$4,313
Premises and improvements	22,922	18,075
Furniture and equipment	20,820	18,043

Total cost	47,843	40,431
Less: accumulated depreciation	(28,345)	(24,395)

Net book value	$19,498	$16,036

Note 7.     Intangible Assets

      On January 1, 2002, the Corporation adopted Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and ceased amortization of its goodwill. In accordance with the provisions of SFAS No. 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The Corporation has a covenant not to compete, intangible assets due to branch acquisitions, core deposit intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $414 for the year ended December 31, 2003, $297 for the year ended December 31, 2002 and $309 for the year ended December 31, 2001. The Corporation also has goodwill of $41,137, which is deemed to be an indefinite intangible asset and will not be amortized. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34,927 of goodwill.

      The following table reflects the components of intangible assets as of the date indicated:

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-amortized intangible assets:
Goodwill	$43,982	$2,845	$9,055	$2,845
Amortized intangible assets:
Covenants not to compete	200	83	200	43
Branch acquisitions	2,951	2,302	2,951	2,130
Core Deposit Intangibles	2,201	183	—	—
Mortgage servicing rights, net	644	75	409	56

      The estimated aggregate amortization expense for each of the five succeeding fiscal years ending December 31, is:

Year	Amount

2004	$572
2005	499
2006	470
2007	405
2008	265

      The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Mortgage servicing rights beginning balance	$353	$526	$549
Mortgage servicing rights capitalized	428	129	108
Mortgage servicing rights amortized	(19)	(15)	(19)
Fair market value adjustments	(193)	(287)	(112)

Mortgage servicing rights ending balance	$569	$353	$526

Mortgage loans serviced for others	$72,792	$65,232	$72,377

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Twelve Months Ended
	December 31,

	2003	2002	2001

Net income, as reported	$23,082	$21,106	$19,210
Add back: Goodwill amortization, net of income tax benefit of $22	—	—	467

Adjusted net income	$23,082	$21,106	$19,677
Per common share data:
Net income per share:
Basic as reported	$2.70	$2.45	$2.17
Goodwill amortization	—	—	0.05
Adjusted basic earnings per share	$2.70	$2.45	$2.22
Diluted as reported	$2.67	$2.42	$2.16
Goodwill amortization	—	—	0.05
Adjusted diluted earnings per share	$2.67	$2.42	$2.21

Note 8.     Income Taxes

      The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	2003	2002	2001

Current	$8,126	$7,373	$7,728
Deferred	64	247	(757)

	$8,190	$7,620	$6,971

      The provision for income taxes differs from the expected statutory provision as follows:

	2003	2002

Expected provision at statutory rate	35.0%	35.0%
Difference resulting from:
Tax-exempt interest income	(6.7)%	(6.6)%
Increase in value of contracts	(1.9)%	(1.8)%
Other, including state income taxes	(0.2)%	0.1%

	26.2%	26.5%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Loan loss	$4,622	$3,828
Deferred compensation	1,691	527
Postretirement benefits	413	408
Vacation accrual	283	231
Deferred fees and expense	364	156
Depreciation	128	38
Intangible	167	—
Other	100	87

Total deferred tax assets	$7,768	$5,275
Deferred tax liabilities:
Market discount	$253	$278
Retirement plans	829	443
Intangible assets	—	282
Prepaid expenses	216	230
Deferred income	74	325
Mark-to-market adjustment	1,881	3,874
Other	73	51

Total deferred tax liabilities	3,326	5,483

Net deferred tax assets/(liabilities)	$4,442	$(208)

      No valuation allowance was recognized for the deferred tax assets at December 31, 2003 and 2002.

Note 9.     Retirement Plan and Supplemental Retirement Plans

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$21,589	$19,651	$988	$967
Service cost	1,780	919	42	37
Interest cost	1,425	1,372	63	62
Actuarial loss	344	1,097	60	5
Benefits paid	(1,421)	(1,450)	(76)	(83)

Benefit obligation at end of year	$23,717	$21,589	$1,077	$988

Change in plan assets
Fair value of plan assets at beginning of year	$15,121	$16,395	—	—
Actual return on plan assets	1,894	(1,480)	—	—
Benefits paid	(1,421)	(1,450)	$(76)	$(83)
Employer contribution and non-qualified benefit payments	873	1,656	76	83

Fair value of plan assets at end of year	16,467	15,121	—	—

Funded status	(7,250)	(6,468)	(1,077)	(988)
Unrecognized net actuarial gain	4,243	4,549	107	47
Unrecognized prior service costs	(275)	(196)	(210)	(231)

Net amount recognized	$(3,282)	$(2,115)	$(1,180)	$(1,172)

Prepaid benefit cost	$1,724	$1,915	—	—
Accrued benefit cost	(5,006)	(4,030)	$(1,180)	$(1,172)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net amount recognized	$(3,282)	$(2,115)	$(1,180)	$(1,172)

      The accumulated benefit obligation for all defined benefit pension plans was $16,170 and $14,883 at December 31, 2003 and 2002, respectively.

      Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2003	2002

Projected benefit obligation	$18,565	$17,425
Accumulated benefit obligation	16,170	14,883
Fair value of plan assets	16,467	15,121

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement

	2003	2002	2001	2003	2002	2001

Service cost	$1,780	$919	$635	$42	$37	$34
Interest cost	1,425	1,372	1,266	63	62	66
Expected return on plan assets	(1,240)	(1,367)	(1,476)	—	—	—
Amortization of prior service cost	75	(60)	(72)	(20)	(20)	(20)

Net periodic benefit cost	$2,040	$864	$353	$85	$79	$80

      There was no minimum liability included in other comprehensive income at December 31, 2003 and 2002.

      Weighted-average assumptions used to determine benefit obligations at December 31,

			Other
			Postretirement
	Retirement Plans		Benefits

	2003	2002	2003	2002

Assumed discount rate for obligation	6.30%	6.70%	6.30%	6.70%
Assumed salary increase rate	5.10%	4.00% - 5.10%	—	—

      Weighted-average assumptions used to determine net periodic cost at December 31,

			Other
			Postretirement
	Retirement Plans		Benefits

	2003	2002	2003	2002

Assumed discount rate for obligation	6.30%	6.70%	6.30%	6.70%
Assumed long-term rate of investment return	8.50%	8.50%	—	—
Assumed salary increase rate	5.10%	4.00% - 5.10%	—	—

      Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2003	2002	2001

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2005	2004	2003

      Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point

	Increase	Decrease

Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	39	(38)

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The Corporation’s pension plan asset allocation at December 31, 2003 and 2002, by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,

Asset Category	2003	2002

Equity securities	50%	47%
Debt securities	45%	42%
Other	5%	11%

Total	100%	100%

      Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50% equity to 50% fixed income mix to achieve the overall expected long-term rate of return of 8.5%. Equity securities do not include any common stock of the Corporation.

      The Corporation expects to contribute or make non-qualified benefit payments of $406 to its pension plan and $80 to its other postretirement benefit plan in 2004.

      Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2003, 2002 and 2001 was $371, $359 and $298, respectively.

Note 10.	Long-Term Incentive Plan

      The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 234,913 unissued common shares remaining expired and are no longer available for future options. The Corporation may grant options to employees to purchase up to 1,000,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. After two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 910,900 common shares available for future options and 497,975 options to purchase common shares were outstanding at December 31, 2003. Transactions involving the plan are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	Under Option	Per Share

Outstanding at December 31, 2000	370,282	$17.85
Granted	143,125	26.67
Forfeited	(5,906)	19.43
Exercised	(84,516)	12.33

Outstanding at December 31, 2001	422,985	$21.92
Granted	107,000	32.42
Exercised	(37,225)	19.41

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

		Weighted
		Average
		Exercise
	Shares	Price
	Under Option	Per Share

Outstanding at December 31, 2002	492,760	$24.39
Granted	89,100	42.40
Forfeited	(16,666)	26.09
Exercised	(67,219)	20.99

Outstanding at December 31, 2003	497,975	$28.01

      The following table summarizes Univest’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price

$17.80-$19.52	172,801	$18.88	2.35	146,884	$19.02
$20.28-$28.28	133,449	26.83	3.81	44,864	26.95
$32.42-$42.40	191,725	37.06	6.79	—	—

	497,975	$28.01	4.45	191,748	$20.87

      Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,

	2003	2002	2001

Net income:
As reported	$23,082	$21,106	$19,210
Compensation cost	—	—	—
Net income	23,082	21,106	19,210
Pro forma:
Compensation cost	574	539	342

Pro forma net income	$22,508	$20,567	$18,868

Basic earnings per share:
As reported	$2.70	$2.45	$2.17
Pro forma	$2.64	$2.38	$2.13
Diluted earnings per share:
As reported	$2.67	$2.42	$2.16
Pro forma	$2.60	$2.36	$2.12

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      Significant assumptions used to calculate the above are as follows:

	2003	2002	2001

Expected option life in years	8	4	4
Risk free interest rate	3.04%	2.82%	4.46%
Expected dividend yield	2.11%	2.26%	2.50%
Expected volatility	.142	.219	.238

      The pro forma effects are presented in accordance with the requirements of SFAS No. 123; however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year. For purposes of providing the pro forma disclosures required under SFAS 123 and SFAS 148, the fair value of stock options granted were estimated at the date of grant using a Black-Sholes option pricing model. The model is sensitive to changes in subjective assumptions, which can affect the resulting fair value estimates. The Corporation used assumptions for volatility, expected life of the options, assumed risk-free rates, and expected dividend rates. The model applies these assumptions along with the known characteristics of the options such as vesting period and exercise price to establish a fair value estimate. The estimated pro forma presentation of compensation expense and resulting pro forma net income and earnings per share is sensitive to the subjective assumptions mentioned which affect the fair value estimates of the options at the date of grant. Management cautions the reader that the Black-Sholes option pricing model does not necessarily provide an accurate estimate of the fair value of the stock options that the Corporation has granted. The options in question have vesting restrictions and are limited in their transferability, characteristics that are not factored into the Black-Sholes option pricing model methodology for establishing fair value estimates of options.

Note 11.	Time Deposits

      The aggregate amount of certificates of deposit in denominations of $100 or more was $59,363 at December 31, 2003 and $39,518 at December 31, 2002, with interest expense of $1,958 for 2003 and $1,791 for 2002. Other time deposits in denominations of $100 or more were $9,986 at December 31, 2003, and $15,147 at December 31, 2002, with interest expense of $217 for 2003 and $344 for 2002.

      At December 31, 2003, the scheduled maturities of time deposits in denominations of $100 or more are as follows:

Due in 2004	$46,009
Due in 2005	9,026
Due in 2006	3,422
Due in 2007	4,464
Due in 2008	1,659
Due in 2009	4,769

Total	$69,349

      Deposits received from related parties as of December 31, 2003 was $5,293.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 12.     Borrowings

      At December 31, 2003 and 2002, long-term debt consisted of the following:

	December 31,		Interest Rate

	2003	2002	2003	2002	Maturity

Federal Home Loan Bank Advances*	$50,075	$31,075	5.42%	5.14%	June 2004 - January 2013
Subordinated Term Loan Note	4,750	—	5.50%	—	April 2013
Subordinated Term Loan Note	9,500	—	2.57%	—	May 2013
Trust Preferred Securities	20,000	—	4.19%	—	October 2033

	$84,325	$31,075

*	Federal Home Loan Bank Advances are calculated at a weighted average rate.

      The contractual maturities of long-term debt as of December 31, 2003 are as follows:

Due in 2004	$4,500
Due in 2005	1,500
Due in 2006	1,575
Due in 2007	2,500
Due in 2008	1,500
Thereafter	72,750

$84,325

      Advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $3.0 million at December 31, 2003.

      Univest, through Univest National Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $430.8 million. At December 31, 2003, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $50.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the $50.1 million of outstanding, FHLB borrowings are $47.0 million of convertible advances whereby the Federal Home Loan Bank of Pittsburgh has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month LIBOR. The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

      Univest Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013.

      On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by Univest Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities is 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2003, the $20.0 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds are being used to support the future growth of Univest Corporation and its banking subsidiary, Univest National Bank.

      Univest National Bank maintains federal fund credit lines with several correspondent banks totaling $70.0 million. At December 31, 2003, there was $29.0 million in outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

      Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2003, the Corporation had no outstanding borrowings under this line.

      The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2003	2002	2001

Balance at December 31	$100,630	$88,347	$73,745
Weighted average interest rate at year end	0.6%	1.0%	1.5%
Maximum amount outstanding at any month’s end	$100,630	$102,993	$91,986
Average amount outstanding during the year	$80,810	$82,219	$75,386
Weighted average interest rate during the year	0.8%	1.3%	2.9%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 13.     Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

Numerator:
Net income	$23,082	$21,106	$19,210
Numerator for basic and diluted earnings per share — income available to common shareholders	$23,082	$21,106	$19,210
Denominator:
Denominator for basic earnings per share — weighted- average shares outstanding	8,541	8,625	8,846
Effect of dilutive securities:
Employee stock options	104	87	63

Denominator for diluted earnings per share adjusted weighted-average shares outstanding	8,645	8,712	8,909

Basic earnings per share	$2.70	$2.45	$2.17

Diluted earnings per share	$2.67	$2.42	$2.16

      For additional disclosures regarding the employee stock options, see Note 10.

Note 14.     Commitments and Contingencies

      Loan commitments are made to accommodate the financial needs of the Bank’s customers. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. Historically, substantially all standby letters of credit expire unfunded. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

      The Bank offers commercial, mortgage, and consumer credit products to their customers in the normal course of business, which are detailed in Note 4. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Bank’s market areas.

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

      The maximum potential amount of future payments under the guarantee is $38,913.

      The current carrying amount of the contingent obligation is $84.

      This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. As of December 31, 2003, the Bank has identified the due from banks’ balance of $27,474 as a significant concentration of credit risk because it contains a balance due from a single depository institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

      The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract or
Notional Amount

Financial instruments representing credit risk:
Commitments to extend credit	$397,691
Letters of credit	38,913
Interest-rate swap, notional principal amount	10,000

      As of December 31, 2003, Univest and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2004	$1,106
2005	883
2006	772
2007	533
2008	418
Thereafter	752

Total	$4,464

      Rental expense charged to operations was $1,122, $926, and $707 for 2003, 2002, and 2001, respectively.

Note 15.     Derivative Instruments and Hedging Activities

      The Corporation may enter into interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income.

      At December 31, 2003 a $10 million in notional interest-rate swap was outstanding. This Swap will expire in the first quarter 2004. The impact of the interest-rate swaps on net interest income for the year ended December 31, 2003 was a positive $524 and for the year ended December 31, 2002, a positive $746. The ineffective portion of the swaps’ change in fair value is to be immediately recognized in earnings.

      The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2003, the market value of interest-rate swaps in a favorable position was $5. There were no interest-rate swaps in an unfavorable position. At December 31, 2002, the market value of interest-rate swaps in a favorable position was $500 and there were no interest-rate swaps in an unfavorable position. Credit risk also

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      The following table represents the estimates of fair value of financial instruments:

	December 31, 2003		December 31, 2002

	Carry or		Carrying or
	Notional/Contract		Notional/Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$52,710	$52,710	$45,520	$45,520
Investment securities	423,259	423,867	395,079	397,706
Net loans	1,049,594	1,070,964	814,860	854,349
Liabilities:
Deposits	$1,270,268	$1,278,164	$1,043,106	$1,054,764
Short-term borrowings	129,630	129,630	89,502	89,502
Long-term debt	87,306	89,521	31,075	34,887
Off-Balance-Sheet:
Commitments to extend credit	$397,691	$(1,139)	$320,453	$(891)
Letters of credit	38,913	(584)	18,572	(279)
Interest-rate swap, notional principal amount	10,000	5	30,000	500

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 17.     Regulatory Matters

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2003, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

      The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets):
Consolidated	$141,639	11.95%	$94,804	8.00%	$118,505	10.00%
Univest National Bank	139,851	11.92%	93,860	8.00%	117,325	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	118,277	9.98%	47,402	4.00%	71,103	6.00%
Univest National Bank	126,644	10.79%	46,930	4.00%	70,395	6.00%
Tier I Capital (to Average Assets):
Consolidated	118,277	7.36%	48,224	3.00%	64,298	4.00%
Univest National Bank	126,644	7.91%	48,003	3.00%	64,004	4.00%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets):
Consolidated	$130,883	13.62%	$76,882	8.00%	$96,103	10.00%
Union National Bank	112,490	12.97%	69,365	8.00%	86,706	10.00%
Pennview Savings Bank	13,266	15.77%	6,732	8.00%	8,415	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	119,936	12.48%	38,441	4.00%	57,662	6.00%
Union National Bank	102,408	11.81%	34,682	4.00%	52,024	6.00%
Pennview Savings Bank	12,411	14.75%	3,366	4.00%	5,049	6.00%
Tier I Capital (to Average Assets):
Consolidated	119,936	9.45%	38,064	3.00%	50,751	4.00%
Union National Bank	102,408	9.24%	33,242	3.00%	44,322	4.00%
Pennview Savings Bank	12,411	8.04%	4,629	3.00%	6,172	4.00%

Dividend and Other Restrictions

      The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2004 without approval of the Office of Comptroller of the Currency of approximately $19,337 plus an additional amount equal to the Bank’s net profits for 2004 up to the date of any such dividend declaration.

      The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.

Note 18.     Parent Company Financial Information

      Condensed financial statements of Univest, parent company only, follow:

	December 31,

	2003	2002
Balance Sheets
Assets:
Deposits with bank subsidiary	$241	$121
Investments in securities	2,990	1,804
Investments in subsidiaries, at equity in net assets:
Bank	159,076	129,260
Non-banks	20,826	5,149
Other assets	6,875	6,009

Total assets	$190,008	$142,343

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2003	2002
Balance Sheets
Liabilities:
Dividends payable	$1,710	$1,575
Subordinated capital notes	14,250	—
Junior subordinated debentures	20,619	—
Other liabilities	7,677	6,549

Total liabilities	44,256	8,124

Shareholders’ equity	145,752	134,219

Total liabilities and shareholders’ equity	$190,008	$142,343

	Year Ended December 31,

	2003	2002	2001
Statements of Income
Dividends from bank	$4,804	$15,131	$15,193
Dividends from non-banks	1,190	—	—
Other income	12,886	11,004	10,249

Total operating income	18,880	26,135	25,442
Operating expenses	13,107	11,701	10,531

Income before income tax benefit and equity in undistributed income of subsidiaries	5,773	14,434	14,911
Applicable income tax benefit	(44)	(198)	(140)

Income before equity in undistributed income of subsidiaries	5,817	14,632	15,051
Equity in undistributed income of subsidiaries:
Bank	18,405	6,287	3,868
Non-banks	(1,140)	187	291

Net income	$23,082	$21,106	$19,210

	Year Ended December 31,

	2003	2002	2001

Statements of Cash Flows

Cash flows from operating activities
Net income	$23,082	$21,106	$19,210
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income/loss of subsidiaries	(17,265)	(6,474)	(4,159)
Realized gains on investment securities	(166)	—	—
Increase in other assets	(1,238)	(2,163)	(968)
Depreciation of premises and equipment	381	389	315
Increase in other liabilities	1,105	998	188

Net cash provided by operating activities	5,899	13,856	14,586

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,

	2003	2002	2001

Cash flows from investing activities
Investments in subsidiaries	(32,126)	—	—
Liquidation of subsidiary	—	122	—
Proceeds from sales of securities	1,893	1,000	1,570
Purchases of investment securities	(2,870)	(1,781)	(1,000)

Net cash (used in) provided by investing activities	(33,103)	(659)	570
Cash flows from financing activities
Proceeds from long-term debt	35,619	—	—
Repayment of long-term debt	(750)	—	—
Purchases of treasury stock	(4,242)	(9,190)	(11,506)
Stock issued under dividend reinvestment and employee stock purchase plans	1,801	1,349	1,205
Proceeds from exercise of stock options	1,610	808	1,052
Cash dividends	(6,714)	(6,265)	(5,752)

Net cash provided by (used in) financing activities	27,324	(13,298)	(15,001)

Net increase (decrease) in deposits with bank subsidiary	120	(101)	155
Deposits with bank subsidiary at beginning of year	121	222	67

Deposits with bank subsidiary at end of year	$241	$121	$222

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$308	$—	$—
Income tax	$8,576	$7,724	$7,678

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 19.     Quarterly Data (Unaudited)

      The unaudited results of operations for the quarters for the years ended December 31, 2003 and 2002 were as follows:

	December 31	September 30	June 30	March 31

2003 Quarterly Financial Data
Interest income	$19,254	$18,101	$17,513	$17,097
Interest expense	5,306	5,086	5,322	5,436

Net interest income	13,948	13,015	12,191	11,661
Provision for loan losses	100	500	—	400

Net interest income after provision for loan losses	13,848	12,515	12,191	11,261
Net gains on sales of securities	1,283	331	285	177
Noninterest income	5,016	5,955	5,216	5,217
Noninterest expense	11,366	10,780	10,136	9,741

Income before income taxes	8,781	8,021	7,556	6,914
Applicable income taxes	2,262	2,012	2,051	1,865

Net income	$6,519	$6,009	$5,505	$5,049

Per share data:
Net income:
Basic	$0.763	$0.704	$0.644	$0.591

Diluted	$0.754	$0.696	$0.637	$0.584

Dividends per share	$0.200	$0.200	$0.200	$0.200

	December 31	September 30	June 30	March 31
2002 Quarterly Financial Data
Interest income	$17,943	$18,386	$18,383	$18,328
Interest expense	5,847	6,401	6,759	6,807

Net interest income	12,096	11,985	11,624	11,521
Provision for loan losses	130	391	391	391

Net interest income after provision for loan losses	11,966	11,594	11,233	11,130
Net gains on sales of securities	217	313	355	—
Noninterest income	5,211	4,634	4,738	5,125
Noninterest expense	9,553	9,353	9,299	9,585

Income before income taxes	7,841	7,188	7,027	6,670
Applicable income taxes	2,075	1,866	1,872	1,807

Net income	$5,766	$5,322	$5,155	$4,863

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31	September 30	June 30	March 31
2002 Quarterly Financial Data
Per share data:
Net income:
Basic	$0.674	$0.619	$0.596	$0.559

Diluted	$0.667	$0.612	$0.591	$0.554

Dividends per share	$0.184	$0.184	$0.184	$0.184

Note 20.     Acquisitions

      On May 17, 2003, Univest Corporation of Pennsylvania, parent company of Univest National Bank, completed the acquisition of First County Bank. Subsequent to this acquisition, First County merged with and into Univest National Bank. Univest acquired First County Bank to further expand into the Bucks County market. In this transaction, Univest acquired all the outstanding shares of First County Bank common stock for a total consideration of $29,475.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At May 17, 2003

Assets
Cash and due from banks	$5,304
Investments	16,808
Federal funds sold	18,613
Net loans	96,651
Other assets	3,433

Total assets	$140,809

Liabilities
Total deposits	$113,091
Short-term borrowings	928
Long-term borrowings	17,701
Other liabilities	1,174

Total liabilities	$132,894

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      In accordance with FAS 141, Univest used the purchase method of accounting to record this transaction. The $20,850 of goodwill recorded in connection with the acquisition of First County Bank is calculated below. The goodwill recorded was allocated to the Univest National Bank reporting unit in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking reporting unit.

Total consideration paid		$29,475
Less: Net assets acquired		10,325
Less: Core deposit intangible (nine year amortization)		1,418
Revaluation adjustments:
Loans mark-to-market (four year weighted-average life)	(440)
Deposits mark-to-market (five year weighted-average life)	1,193
FHLB advances mark-to-market (seven year average life)	2,701

Add: Net revaluation adjustments		3,454
Capitalized acquisition costs		447
Termination of contracts		232
Unfavorable contracts		32
Adjustment to comprehensive income		265
Less: Deferred tax		1,312

Goodwill		$20,850

      On October 4, 2003, Univest Corporation of Pennsylvania, parent company of Univest National Bank, completed the acquisition of Suburban Community Bank. Subsequent to this acquisition, Suburban Community merged with and into Univest National Bank. Univest acquired Suburban Community Bank to further expand into the Bucks County market. In this transaction, Univest acquired all the outstanding shares of Suburban Community Bank common stock for total consideration of $24,123.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At October 4, 2003

Assets Cash and due from banks	$14,318
Investments	11,233
Net loans	63,306
Other assets	2,375

Total assets	$91,232

Liabilities Total deposits	$69,679
Short-term borrowings	7,394
Long-term borrowings	3,490
Other liabilities	849

Total liabilities	$81,412

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

      In accordance with FAS 141, Univest used the purchase method of accounting to record this transaction. The $14,077 of goodwill recorded in connection with the acquisition of Suburban Community Bank is calculated below. The goodwill recorded in connection with the transaction was allocated to the Univest National Bank reporting unit in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking reporting unit.

Total consideration paid		$24,123
Less: Net assets acquired		9,933
Less: Core deposit intangible (seven year amortization)		783
Revaluation adjustments:
Land and Building mark-to-market (thirty-nine year life)	(158)
Loans mark-to-market (four year weighted-average life)	(942)
Deposits mark-to-market (two year weighted-average life)	723
FHLB advances mark-to-market (seven year life)	490

Add: Net revaluation adjustments		113
Capitalized acquisition costs		261
Termination of contracts		516
Unfavorable employment contracts		474
Adjustment to comprehensive income		30
Less: Deferred tax		724

Goodwill		$14,077

      The following table reflects the results of operations for Univest Corporation had First County Bank and Suburban Community Bank been acquired as of January 1, 2002:

	For the Twelve Months
	Ended December 31,

	2003	2002

Net income, as reported	$23,082	$21,106
Add: Pro forma net income adjustments	220	730

Adjusted net income	$23,302	$21,836

Per common share data:
Net income per share:
Basic as reported	$2.70	$2.45
Adjusted basic earnings per share	$2.73	$2.53
Diluted as reported	$2.67	$2.42
Adjusted diluted earnings per share	$2.70	$2.51

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

      On January 14, 2004, Univest Corporation of Pennsylvania (“Univest”) retained KPMG LLP (“KPMG”) as its new independent accountants to audit Univest’s financial statements for the fiscal year ended December 31, 2004. Ernst & Young LLP (“E&Y”) was dismissed on January 14, 2004, but will continue to serve as its independent accountants for the fiscal year ending December 31, 2003. The decision to change independent accountants was recommended and approved by the Audit Committee of Univest.

      During each of the fiscal years ended December 31, 2002 and 2003, none of E&Y’s reports on the financial statements of Univest contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principle and there were no disagreements between Univest and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (s), if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement (s) in connection with its reports. There were no “reportable events” as that term is defined in Item 304 (a)(1)(v) of Regulation S-K occurring within Univest in the two most recent fiscal years.

      During Univest’s two most recent fiscal years, Univest has not consulted with KPMG regarding any of the matters or events set forth in Item 304 (a) (2) of Regulation S-K.

      Univest provided E&Y with a copy of the foregoing disclosures and requested that E&Y review such disclosures. E&Y provided a letter addressed to the Securities and Exchange Commission stating that they agree with such statements.

Item 9A.     Controls and Procedures

      As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2003. There has been no significant changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

      The Corporation has adopted a Code of Conduct, which incorporates a code of ethics, for all directors, officers and employees. The waiver reporting requirement process was established in 2003 and there have been no waivers. The code of conduct is available on the Corporation’s website, www.univest.net.

Item 11.	Executive Compensation

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

Item 14.	Principal Accountant Fees and Services

      Incorporated herein by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders on April 13, 2004.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. & 2.     Financial Statements and Schedules

      The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

           3.     Listing of Exhibits

           The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

      (b) Reports on Form 8-K during the fourth quarter of 2003.

Date of Report	Item	Description

October 6, 2003	5	Suburban Community Bank Merger
October 22, 2003	5	Earnings Release

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a)]

Description

(3)	Articles of Incorporation and By-Laws
Articles of Incorporation and Charter are incorporated by reference to the 1973 Form 10-K.
(4)	Instruments Defining the Rights of Security Holders, Including Debentures
Specimen Copy of Common Stock is incorporated herein by reference to the 1973 Form 10-K.
(10)	Material Contracts — Not Applicable.
(11)	Statement Re Computation of Per Share Earnings — See Footnote 13 in Item (8).
(12)	Statements Re Computation of Ratios — Not Applicable.
(18)	Letter Re Change in Accounting Principles — Not Applicable.
(19)	Previously Unfiled Documents — Not Applicable.
(21)	Subsidiaries of the Registrant
(23)	Consent of independent auditors
(24)	Power of Attorney — Not Applicable.
(31.1)	Certification of William S. Aichele, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Wallace H. Bieler, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of William S. Aichele, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Wallace H. Bieler, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ WALLACE H. BIELER

Wallace H. Bieler
Secretary, Senior Executive Vice President and CFO, February 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM S. AICHELE William S. Aichele	President, CEO and Director	February 25, 2004

/s/ MARVIN A. ANDERS Marvin A. Anders	Chairman and Director	February 25, 2004

/s/ K. LEON MOYER K. Leon Moyer	Senior Executive Vice President	February 25, 2004

/s/ CHARLES H. HOEFLICH Charles H. Hoeflich	Chairman Emeritus	February 25, 2004

/s/ MERRILL S. MOYER Merrill S. Moyer	Director	February 25, 2004

/s/ JOHN U. YOUNG John U. Young	Director	February 25, 2004

/s/ JAMES L. BERGEY James L. Bergey	Director	February 25, 2004

/s/ H. RAY MININGER H. Ray Mininger	Director	February 25, 2004

/s/ PAUL G. SHELLY Paul G. Shelly	Director	February 25, 2004

/s/ R. LEE DELP R. Lee Delp	Director	February 25, 2004

/s/ THOMAS K. LEIDY Thomas K. Leidy	Director	February 25, 2004

/s/ NORMAN L. KELLER Norman L. Keller	Director	February 25, 2004