Form 10-Q
period 2004-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2004-05-03
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended March 31, 2004.
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,557,045

(Title of Class)	(Number of shares outstanding at 3/31/04)

UNIVEST CORPORATION OF PENNSYLVANIA

INDEX

Page Number
Part I. Financial Information:
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003	1
Condensed Consolidated Statements of Income Three Months Ended March 31, 2004 and 2003	2
Consolidated Statements of Cash Flows Three Months Ended March 31, 2004 and 2003	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3: Quantitative and Qualitative Disclosure About Market Risk	24
Item 4: Controls and Procedures	24
Part II. Other Information:	25
Other Information
CERTIFICATION OF WILLIAM S. AICHELE
CERTIFICATION OF WALLACE H. BIELER
CERTIFICATION OF WILLIAM S. AICHELE
CERTIFICATION OF WALLACE H. BIELER

UNIVEST CORPORATION OF PENNSYLVANIA

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	March 31, 2004	December 31, 2003
	(In thousands)
Assets
Cash and due from banks	$39,156	$48,881
Interest-bearing deposits with other banks	1,409	1,301
Investment securities held-to-maturity (market value $27,837 and $35,627 at March 31, 2004 and December 31, 2003 respectively)	27,183	35,019
Investment securities available-for-sale	337,439	388,240
Federal funds sold and other short-term investments	1,530	2,528
Loans	1,101,315	1,062,382
Less: Reserve for loan losses	(13,346)	(12,788)

Net loans	1,087,969	1,049,594
Goodwill and other intangibles, net	44,313	44,490
Other assets	85,404	87,115

Total assets	$1,624,403	$1,657,168

Liabilities
Demand deposits, noninterest-bearing	$208,137	$225,692
Demand deposits, interest-bearing	409,508	428,684
Savings deposits	220,310	216,660
Time deposits	395,821	399,232

Total deposits	1,233,776	1,270,268
Short-term borrowings	128,107	129,630
Other liabilities	24,205	24,212
Long-term debt	52,900	53,056
Subordinated capital notes	13,875	14,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,000

Total liabilities	1,473,482	1,511,416
Shareholders’ equity
Common stock	49,580	49,580
Additional paid-in capital	20,912	20,912
Retained earnings	114,583	111,657
Accumulated other comprehensive income	5,275	3,497
Treasury stock	(39,429)	(39,894)

Total shareholders’ equity	150,921	145,752

Total liabilities and shareholders’ equity	$1,624,403	$1,657,168

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31
	2004	2003
	(In thousands, except per share data)
Interest income
Interest and fees on loans:
Taxable	$13,810	$11,869
Exempt from federal income taxes	701	682

Total interest and fees on loans	14,511	12,551
Interest and dividends on investment securities:
Taxable	3,102	3,745
Exempt from federal income taxes	898	789
Other interest income	5	12

Total interest income	18,516	17,097

Interest expense
Interest on deposits	3,409	4,778
Other interest expense	1,206	658

Total interest expense	4,615	5,436

Net interest income	13,901	11,661
Provision for loan losses	674	400

Net interest income after provision for loan losses	13,227	11,261
Noninterest income
Trust	1,250	1,148
Service charges on deposit accounts	1,429	1,366
Commission income	1,445	1,424
Other income	1,643	1,456

Total noninterest income	5,767	5,394
Noninterest expense
Salaries and benefits	6,870	5,852
Net occupancy	985	825
Equipment	674	635
Other expenses	3,124	2,429

Total noninterest expense	11,653	9,741

Income before income taxes	7,341	6,914
Income taxes	1,891	1,865

Net income	$5,450	$5,049

Per common share data:
Net income per share:
Basic	$0.64	$0.59
Diluted	$0.62	$0.58
Cash dividends declared per share	$0.25	$0.20

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)
Cash flows from operating activities:
Net income	$5,450	$5,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses in excess of net charge-offs	558	418
Depreciation and amortization	398	497
Premium amortization on investment securities	178	67
Deferred tax benefit	(268)	(180)
Realized gains on investment securities	(585)	(177)
Realized gains on sales of mortgages	(11)	(143)
Increase in net deferred loan fees	33	105
Deconsolidation of capital trust	619	—
Decrease (increase) in interest receivable and other assets	2,346	(2,038)
Decrease in accrued expenses and other liabilities	(1,131)	(5,390)

Net cash provided by (used in) operating activities	7,587	(1,792)
Cash flows from investing activities:
Proceeds from maturing securities held-to-maturity	7,841	13,726
Proceeds from maturing securities available-for-sale	18,851	31,100
Proceeds from sales of securities available-for-sale	42,370	3,197
Purchases of investment securities available-for-sale	(7,278)	(3,864)
(Increase) decrease in interest-bearing deposits	(108)	307
Net decrease (increase) in federal funds sold and other short-term investments	998	(3,929)
Proceeds from sales of mortgages	1,229	10,257
Net increase in loans	(40,184)	(34,191)
Capital expenditures	(855)	(335)

Net cash provided by investing activities	22,864	16,268
Cash flows from financing activities:
Net decrease in deposits	(36,492)	(7,533)
Net decrease in short-term borrowings	(1,523)	(14,777)
(Decrease) increase in long-term debt	(156)	5,000
Repayment of subordinated debt	(375)	—
Purchases of treasury stock	(767)	(929)
Stock issued under dividend reinvestment and employee stock purchase plans	487	374
Proceeds from exercise of stock options	357	260
Cash dividends	(1,707)	(1,589)

Net cash used in financing activities	(40,176)	(19,194)
Net decrease in cash and due from banks	(9,725)	(4,718)
Cash and due from banks at beginning of period	48,881	40,879

Cash and due from banks at end of period	$39,156	$36,161

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,264	$6,166

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Condensed Consolidated Financial Statements – (Unaudited)
(All dollar amounts presented are in thousands, except per share data)

Note 1. Financial Information

     The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiary, Univest National Bank and Trust Co., referred to herein as the “Bank”. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2004	2003
Numerator:
Net Income	$5,450	$5,049
Numerator for basic and diluted earnings per share – income available to common shareholders	5,450	5,049
Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	8,550	8,547
Effect of dilutive securities:
Employee stock options	196	104

Denominator for diluted earnings per share adjusted weighted-average shares outstanding	8,746	8,651

Basic earnings per share	$.64	$.59

Diluted earnings per share	$.62	$.58

Note 3. Accumulated Other Comprehensive Income

     The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	Three Months Ended March 31
	2004	2003
Net income	$5,450	$5,049
Unrealized gain/loss on cash flow hedges	(3)	(112)
Unrealized gain/loss on available-for-sale investment securities	2,161	(419)

Less: reclassification adjustment for gains realized in net income	380	115

Total comprehensive income	$7,228	$4,403

Note 4. Stock-Based Compensation – SFAS 148

     The Corporation maintains stock option plans for officers, employees, and directors. When the exercise price of the Corporation’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Corporation’s financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

     In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Corporation, as permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion No. 25 and related interpretations in accounting for the plans and to provide the required pro forma disclosures of SFAS No. 123; accordingly, no expense is recognized in the Consolidated Statement of Operations.

     The following table represents the effect on net income and earnings per share had the Corporation applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31
	2004	2003
Net income, as reported	$5,450	$5,049
Less: pro forma expense related to stock options	174	144

Pro forma net income	$5,276	$4,905

Basic earnings per share:
As reported	$.64	$.59

Pro forma	$.62	$.57

Diluted earnings per share:
As reported	$.62	$.58

Pro forma	$.60	$.57

     The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

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

     The maximum potential amount of future payments under the guarantee is $45.0 million.

     The current carrying amount of the contingent obligation as of March 31, 2004, is $45 thousand.

     This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

Note 6. Pensions and other postretirement benefits

     Components of net periodic benefit cost:

	Three Months Ended March 31
	2004	2003	2004	2003
	Retirement Plans		Other Postretirement
Service cost	$290	$448	$12	$11
Interest cost	369	356	17	16
Expected return on plan assets	(340)	(311)	—	—
Amortization of prior service cost	(18)	(18)	(5)	(5)
Amortization of the net (gain) loss	40	38	—	—

Net periodic benefit cost	$341	$513	$24	$22

     Univest previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute or make non-qualified payments of $406 thousand to its SERP and $80 thousand to its other postretirement benefit plan in 2004. As of March 31, 2004, $81 thousand and $23 thousand have been contributed to its SERP and postretirement plans, respectively. Univest presently anticipates contributing essentially equal payments for the quarters to fund the SERP and postretirement plans. The Corporation presently anticipates contributing an additional $890 thousand to fund its pension plan in 2004 and may contribute more in order to maximize tax benefits.

Note 7. Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated its Capital Trust in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand.

     In December 2003, the Financial Accounting Standards Board issued a revision to SFAS No. 132, Employer’s Disclosures about Pension and Other Postretirement Benefits – an amendment to FASB Statements No. 87, 88, and 106. The SFAS revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88, and 106. This SFAS retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

General

     Univest Corporation of Pennsylvania, (the Corporation), is a Financial Holding Company. It owns all of the capital stock of Univest National Bank and Trust Co. (Univest National Bank), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation.

     Univest National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Delview, Inc., a wholly owned subsidiary of Univest National Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

Executive Overview

     Univest Corporation of Pennsylvania recorded net income for the first quarter of 2004 of $5.5 million, a 7.9% increase over the 2003 first quarter results. Basic net income per share increased 8.5% while diluted net income per share increased 6.9%.

     Average earning assets and average deposits grew by 24.1% and 20.3% respectively when comparing the first quarter of 2004 to the first quarter of 2003. This resulted in a 19.2% increase in net interest income. These increases in earning assets, deposits, and net interest income, between the first quarter of 2003 and 2004, were primarily a result of First County Bank and Suburban Community Bank acquisitions in the second and fourth quarters of 2003.

Approximately $180 million in deposits and $160 million in loans were added to the Corporation’s balance sheet as a result of these acquisitions. Future quarter comparisons of loan, deposit, and net interest income growth will be reduced as the acquisitions become reflected in the comparison quarter.

     In the first quarter of 2004 approximately $42.4 million of debt securities were sold for a net gain of $.6 million. These securities were primarily mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. Future quarter gains on investments and investment interest income categories may compare unfavorably to the first quarter of 2004 as a result of this portfolio adjustment.

     Salary and benefits, and net occupancy increased by 17.4% and 19.4% respectively between the first quarter of 2003 and 2004. The seven additional branch locations being operated as a result of the 2003 bank acquisitions plus the addition of a de nova branch in Skippack in the first quarter of 2004, contributed significantly to the increase in costs. Other expense increased by 28.6% which reflect a substantial increase in marketing and advertising, Pennsylvania Bank Capital Shares Tax, and amortization of intangible expenses, all of which are a function of the acquisitions. Future quarter comparisons of these expense categories will appear more favorable as the costs related to the additional branches become reflected in the comparison quarter.

     Univest earns its revenues primarily from the margins and fees it generates from the loan and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. The current business environment can be characterized as a low inflation, low interest rate environment. GDP growth is solid but employment growth is lagging. This environment has tended to cause interest margin compression on banks. Should interest rates increase, fixed-rate assets that banks hold will tend to decrease in value while the margin impact will vary from bank to bank based upon the structure of its balance sheet. Univest maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be adverse to its net interest margin.

     Univest seeks to establish itself as the financial provider of choice in the markets it serves. It plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objective by acquiring banks and other financial service providers in strategic markets, by increasing its marketing, public relations and advertising budgets, by establishing standards of service excellence for its customers, and by using technology to ensure that the needs of our customers are understood and satisfied.

Results of Operations

     (All dollar amounts presented within tables are in thousands, except per share data.)

     Univest Corporation of Pennsylvania consolidated net income and earnings per share for the quarter ended March 31, 2004 and the quarter ended March 31, 2003 were as follows:

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	Amount	Percent
Net income	$5,450	$5,049	$401	7.9%
Net income per share:
Basic	0.64	0.59	0.05	8.5%
Diluted	0.62	0.58	0.04	6.9%

     The first quarter 2004 results compared to the first quarter 2003 include the following significant components:

•	Net income increased due to growth in interest income on loans and a decrease in interest expense on deposits that was offset by an increase in noninterest expense.

•	Net interest income increased due to growth in commercial loans and a decline in deposits. The net interest margin declined from 3.9% to 3.7% due to the increase in long-term debt from additional borrowed funds, Trust Preferred Securities and Subordinated Capital Notes.

•	Total noninterest income increased by $0.4 million or 6.9% due primarily to gains on the sales of securities.

•	Total noninterest expense increased $1.9 million or 19.6% largely due to increases in salaries and benefits expense. The mergers with First County Bank and Suburban Community Bank in May and October 2003, respectively, contributed to this increase.

•	Univest announced a dividend increase from $.20 per share to $.25 per share, an increase of 25.0%. This represents an additional payout of $0.4 million.

Net Interest Income

     Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. The following table presents a condensed summary of Univest’s average balances; the yields earned on average assets, and the cost of average liabilities for the quarters ended March 31, 2004 and March 31, 2003. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

     The impact of lower market rates is reflected in the following table. The average rate for every major category of interest-earning asset, with the exception of Federal Reserve Bank Stock, and for every major category of interest-bearing liability has declined from March 31, 2003 to March 31,

2004. The net interest margin, which is net interest income as a percentage of average assets, declined from 3.9% at March 31, 2003 to 3.7% at March 31, 2004.

	Three Months Ended
	3/31/04		3/31/03
	Average Balance	Rate	Average Balance	Rate
Interest-Earning Assets	$1,495,007	5.0%	$1,204,708	5.7%
Interest-Bearing Liabilities	1,261,920	1.5%	978,937	2.2%
Net Interest Income	13,901		11,661
Net Interest Spread		3.5%		3.5%
Net Interest Margin		3.7%		3.9%

Interest Income

     The following table presents interest income for the periods indicated:

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	Amount	Percent
Interest and fees on loans	$13,810	$11,869	$1,941	16.4%
Tax-exempt interest on loans	701	682	19	2.8%
Interest on investment securities	4,000	4,534	(534)	(11.8%)
Other interest income	5	12	(7)	(58.3%)

     The growth in interest and fees on loans is due primarily to the growth in commercial real estate loans and commercial business loans. The average interest yield on the portfolio decreased from 6.0% at March 31, 2003 to 5.3% at March 31, 2004 as a result of market conditions. This decrease in yield however, was more than offset by the increase in average loan balances outstanding.

     There was average loan volume growth in tax-exempt loans that was offset by a decrease in rates. The decrease in rate is a result of market conditions.

     Interest on investment securities consists mainly of interest on U.S. Government obligations, state and political subdivisions and U.S. Government Agency mortgage-backed securities. During the quarter ended March 31, 2004, approximately $42.4 million of investment securities were sold. This is the primary reason for the decrease of $0.5 million. A decrease in the yield offset the increases in the average volume of the portfolio.

     Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold decreased due to continued decreases in both average volume and the federal funds rate.

Interest Expense

     The average rates paid on deposits continue to decline during 2004 throughout the banking industry. The Corporation’s average cost of deposits declined 90 basis points from 2.2% for the quarter ended March 31, 2003 to 1.3% for the quarter ended March 31, 2004. All deposits grew in average volume for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 but were offset by a decrease in the average interest rate for that category. The explanation for rate/volume changes differs from the balance sheet presentation that shows a decline in deposit balances as compared to December 31, 2003.

     The following table presents interest expense for the periods indicated:

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	Amount	Percent
Interest on deposits	$3,409	$4,778	$(1,369)	(28.7%)
Interest on long-term debt	1,206	658	548	83.3%

     The increase in interest on long-term debt is mainly due to the additional borrowings secured since last year’s first quarter. Interest on long-term debt is the interest on $87.4 million of debt as of March 31, 2004. This includes Subordinated Capital Notes, Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of Univest (“Trust Preferred Securities”) and borrowings from the Federal Home Loan Bank of Pittsburgh. In April 2003, Univest issued $15.0 million in subordinated capital notes. In August 2003 the Corporation issued $20.0 million of trust preferred securities. During the first quarter, the Corporation deconsolidated its Capital Trust subsidiary in accordance with FIN 46. This increased the consolidated debt from $20.0 million to $20.6 million.

Provision For Loan Losses

     The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The provision for the quarters ended March 31, 2004 and 2003 was $0.7 million and $0.4 million, respectively. Continued growing loan volumes, current economic conditions and a movement of credit risk assessments towards weaker loan grades indicated the need for another increase to the reserve in 2004. In addition, the bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance.

Noninterest Income

     Noninterest income consists of trust department fee income, service charge income, commission income, net gains on sales of securities, net gains on the sale of mortgages and other miscellaneous types of income. It also includes various types of service charges, such as ATM fees and changes in the cash surrender value of bank-owned insurance.

     The following table presents noninterest income for the periods indicated:

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	Amount	Percent
Trust	$1,250	$1,148	$102	8.9%
Service charges on deposit accounts	1,429	1,366	63	4.6%
Commission income	1,445	1,424	21	1.5%
Other income	1,643	1,456	187	12.8%

     Trust income increased due primarily to an increase in the fees charged for trust services, as well as an increase in the market value of assets under management.

     Service charges on deposit accounts increased slightly as well as commission income.

     Other noninterest income consists mainly of general fee income and other miscellaneous types of income. Growth is attributed to gains on the sale of securities, an increase in cash surrender values of bank owned life insurance policies, and mortgage placement income offset by decreases in fees from the card origination system generated by debit card usage and mortgage servicing rights fees.

Gains on Sale of Assets

     Sales of mortgage loans during the quarter ended March 31, 2004 resulted in a gain of $11 thousand as compared to $0.1 million for the quarter ended March 31, 2003. Sales of mortgage loans have declined during 2004 due to a decrease in the number of refinancings that occurred in 2003 as a result of record low mortgage rates.

     During the quarter ended March 31, 2004, debt and equity securities totaling approximately $42.4 million were sold resulting in a net gain of $0.6 million. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. During the quarter ended March 31, 2003, securities totaling approximately $3.2 million were sold from the available-for-sale portfolio resulting in a net gain of $0.2 million.

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

     The following table presents noninterest expense for the periods indicated:

	Three Months Ended		Change
	March 31, 2004	March 31, 2003	Amount	Percent
Salaries and benefits	$6,870	$5,852	$1,018	17.4%
Net occupancy	985	825	160	19.4%
Equipment	674	635	39	6.1%
Other expense	3,124	2,429	695	28.6%

     Salaries and benefits expense grew due primarily to the acquisitions of the First County Bank and Suburban Community Bank, increased insurance expenses, vacation accrual and commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc.

     Net occupancy expense and equipment expense both increased due to additional facilities from the acquisitions.

     Other expenses increased primarily in the following areas: advertising and marketing expense, public relations and community relations expense, Pennsylvania State Capital Shares tax, and the core deposit intangible amortization expense. Advertising and marketing, public relations and community relations expenses for the quarter ended March 31, 2003 were $0.2 million less than for the quarter ended March 31, 2004 due to planned budget restrictions in the year 2003.

Tax Provision

     The provision for income taxes was $1.9 million for the quarters ended March 31, 2004 and March 31, 2003. The provision for income taxes for 2004 and 2003 was at effective rates of 25.8% and 27.0%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

Assets

     Total assets decreased $32.8 million or 2.0%. The growth in loans was offset by the sale and maturity of securities.

     The following table presents the assets for the periods indicated:

			Change
	March 31, 2004	December 31, 2003	Amount	Percent
Cash and due from banks	$39,156	$48,881	$(9,725)	(19.9%)
Interest-bearing deposits	1,409	1,301	108	8.3%
Investment securities	364,622	423,259	(58,637)	(13.9%)
Federal funds sold	1,530	2,528	(998)	(39.5%)
Total loans	1,101,315	1,062,382	38,933	3.7%
Reserve for loan losses	(13,346)	(12,788)	(558)	4.4%
Other assets	129,717	131,605	(1,888)	(1.4%)

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

     Total investments decreased due primarily to the sale of $42.4 million of securities. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility.

Loans

     Total loans increased in the first quarter of 2004. There was considerable loan growth in the new markets associated with the recent acquisitions. Commercial loans grew steadily for an increase of $38.6 million. Consumer loans and mortgage loans were relatively flat with net growth of $0.3 million.

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

     Total cash basis, restructured and nonaccrual loans was $8.7 million at March 31, 2004, $8.6 million at December 31, 2003 and $4.8 million at March 31, 2003 and consist mainly of commercial loans and real estate related commercial loans. For the quarters ended March 31, 2004 and March 31, 2003, nonaccrual loans resulted in lost interest income of $0.1 million and $0.07 million respectively. The Corporation’s ratio of nonperforming assets to total loans was 0.85% as of March 31, 2004, 0.89% as of December 31, 2003 and 0.70% as of March 31, 2003.

     At March 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.8 million. The related reserve for loan losses for those loans was $1.9 million. At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.6 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. At March 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4.8 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $0.9 million. In the third quarter of 2003, two commercial credits totaling $5.3 million were added to impaired loans and are included in the year-end total. Both credits are secured by real estate and specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

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

     The $0.6 million increase in the reserve from December 31, 2003 to March 31, 2004 occurred as increased risk associated with the commercial loan portfolio more than offset lower risk identified for the retail loan portfolio. Commercial loan allocation increases were attributable to material loan growth together with the recognition of one impaired loan with high specific reserve requirements. The impact of commercial loan and commercial real estate loan grade migrations required additional allocations related to some weaker loans’ quality. The increase in the reserve also reflects refinements instituted in the justification methodology and the employment of lower stress test factors due to improved grading accuracy and economic forecasts.

     Management believes that both the allocated and unallocated portions of the reserve are maintained at a level that is adequate to absorb losses in the loan portfolio.

     The ratio of the reserve for loan losses to total loans was 1.2% at March 31, 2004 and December 31, 2003.

Goodwill and Other Intangible Assets

     On January 1, 2002, the Corporation adopted Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with the provisions of SFAS No. 142, the Corporation completed the annual impairment tests during the fourth quarter of 2003 and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Liabilities

     Total liabilities decreased $37.9 million or 2.5% due to the decline in deposits.

     The following table presents the liabilities for the periods indicated:

			Change
	March 31, 2004	December 31, 2003	Amount	Percent
Total deposits	$1,233,776	$1,270,268	$(36,492)	(2.9%)
Short-term borrowings	128,107	129,630	(1,523)	(1.2%)
Long-term borrowings	87,394	87,306	88	0.1%
Other liabilities	24,205	24,212	(7)	0.0%

Deposits

     Total deposits show a decline on the balance sheet at March 31, 2004 because funds are going back into the equity market and some deposits of the acquired banks have left. Balance sheet presentation is the comparison to the prior year-end. Every major category of deposits declined. The Corporation issued Brokered Certificates of Deposit of $10.0 million in the first quarter of 2004 to augment its fixed funding sources.

Borrowings

     Long-term debt at March 31, 2004, includes $13.9 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $52.9 million in long-term borrowings from Federal Home Loan Bank. Also included in this is a $2.8 million fair market value adjustment relating to long-term debt acquired in the First County Bank and Suburban Community Bank

acquisitions. In April 2003, Univest secured a $15.0 million subordinated capital notes that qualifies for Tier II capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier I capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.

Shareholders’ Equity

     Total shareholders’ equity increased $5.2 million or 3.5%.

     The following table presents the shareholders’ equity for the periods indicated:

			Change
	March 31, 2004	December 31, 2003	Amount	Percent
Common stock	$49,580	$49,580	$0	0.0%
Additional paid-in capital	20,912	20,912	0	0.0%
Retained earnings	114,583	111,657	2,926	2.6%
Accum other comprehensive income	5,275	3,497	1,778	50.8%
Treasury stock	(39,429)	(39,894)	465	(1.2%)

     The increase in retained earnings is primarily the first quarter’s income offset by the dividend declared. The increase in the dividend declared represents an additional payout of $0.4 million. Treasury stock decreased slightly. There is a buyback program in place that as of March 31, 2004 allows the Corporation to purchase an additional 227,184 shares of its outstanding common stock in the open market or in negotiated transactions.

     The accumulated other comprehensive income, related to debt securities, of $5.3 million, net of taxes, has been included in shareholders’ equity as of March 31, 2004. The accumulated other comprehensive income, related to debt securities, of $3.5 million, net of taxes, has been included in shareholders’ equity as of December 31, 2003. Accumulated other comprehensive income related to debt securities is the difference between the book value and market value of the available-for-sale investment portfolio. The period-to-period increase in accumulated other comprehensive income was a result of debt securities maturing, being called, or sold.

     The accumulated other comprehensive income related to interest-rate swaps, of $3 thousand, net of taxes, has been included in shareholders’ equity as of December 31, 2003. Accumulated other comprehensive income related to interest-rate swaps reflects the current market value of the swap net of taxes. The interest-rate swap matured on January 7, 2004 and therefore had a minimal market value as of December 31, 2003 and no value at March 31, 2004.

Capital Adequacy

     Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I and Tier II. Minimum required total risk-based capital is 8.0%. Univest continues to be in the “well-capitalized” category under regulatory standards.

Critical Accounting Policies

     Management, in order to prepare Univest’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies.

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

     Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FAS No. 125.” As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

     The Corporation recognizes deferred tax assets and liabilities under the liability method of FAS 109. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in, the business environment, tax legislation, or in any other business factor that could impair the Corporation’s ability to benefit from the asset in the future.

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

Asset/Liability Management

     The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates.

     Univest uses both static gap analysis and simulation techniques to quantify its exposure to interest rate risk. The Corporation uses static gap analysis techniques to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.

     In the past, the Corporation used interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the

Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. At March 31, 2004, there were no swap agreements outstanding.

     At December 31, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at December 31, 2003 expired on January 7, 2004.

     There was no material impact of interest-rate swaps on net interest income for the quarter ended March 31, 2004. The impact of the interest-rate swaps on net interest income for the year ended December 31, 2003 was a positive $0.5 million.

     The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2003, the market value of interest-rate swaps in a favorable position was $5 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

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

     Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $430.8 million. At March 31, 2004, Univest’s outstanding borrowings under the FHLB credit facilities totaled $50.1 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

     The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At March 31, 2004, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

     Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2004, the Corporation had no outstanding borrowings under this line.

Cash Requirements

     The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations table that follows presents, as of March 31, 2004, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

     The Commitments table that follows shows the amounts and expected maturities of significant commitments as of March 31, 2004. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commercial Commitments

     Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments, including interest, over time as detailed in the table below.

Contractual Obligations

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years
Long-term debt	$67,117	$5,714	$6,178	$8,986	$46,239
Subordinated capital notes	16,261	1,982	3,802	3,584	6,893
Trust preferred securities	44,742	838	1,676	1,676	40,552
Securities sold under agreement to repurchase	84,309	84,309	—	—	—
Other short-term borrowings	43,802	43,802
Time deposits	421,374	243,036	100,086	50,604	27,648
Operating leases	4,317	1,108	1,623	899	687

Total contractual cash obligations	$681,922	$380,789	$113,365	$65,749	$122,019

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

Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three years	to Five Years	Five Years
Commitments to extend credit	$400,488	$132,274	$75,289	$12,136	$180,789
Standby and commercial letters of credit	44,994	34,020	10,971	3	—

Total commercial commitments	$445,482	$166,294	$86,260	$12,139	$180,789

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated its Capital Trust in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand.

     In December 2003, the Financial Accounting Standards Board issued a revision to SFAS No. 132, Employer’s Disclosures about Pension and Other Postretirement Benefits – an amendment to FASB Statements No. 87, 88, and 106. The SFAS revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88, and 106. This SFAS retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

Item 3. Market Risk

     No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

Item 4. Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004. There has been no significant changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.

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

Exhibit 31.2 Certification of Wallace H. Bieler, Sr. Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of William S. Aichele, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Wallace H. Bieler, Sr. Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K during the quarter ended March 31, 2004

Date of Report	Item	Description
January 14, 2004	4	Change in Registrant’s Certifying Accountant
February 3, 2004	12	Earnings Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: 4/28/04	/s/ William S. Aichele William S. Aichele, President
and Chief Executive Officer

Date: 4/28/04	/s/ Wallace H. Bieler Wallace H. Bieler, Sr. Executive Vice President
and Chief Financial Officer