Form 10-Q
period 2004-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2004-08-03
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended June 30, 2004.

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ____________ .

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes |_| No .

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,564,705

(Title of Class)	(Number of shares outstanding
at 6/30/04)

UNIVEST CORPORATION OF PENNSYLVANIA

INDEX

		Page Number

Part I.	Financial Information:
Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Income
	Three and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2004 and 2003	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial	9
	Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4:	Controls and Procedures	26

Part II.	Other Information:	27
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
	Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	28

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)		(SEE NOTE)
June 30, 2004		December 31, 2003

(In thousands)
Assets
Cash and due from banks	$48,804	$48,881
Interest-bearing deposits with other banks	1,720	1,301

Investment securities held-to-maturity (market value $24,316 and	24,115	35,019
$35,627 at June 30, 2004 and December 31, 2003 respectively)

Investment securities available-for-sale	334,396	388,240

Federal funds sold and other short-term investments	1,588	2,528

Loans	1,119,764	1,062,382
Less: Reserve for loan losses	(13,122)	(12,788)

Net loans	1,106,642	1,049,594

Goodwill, net	41,191	41,137
Other intangibles, net	3,155	3,353
Other assets	78,027	87,115

Total assets	$1,639,638	$1,657,168

Liabilities
Demand deposits, noninterest-bearing	$222,156	$225,692
Demand deposits, interest-bearing	400,842	428,684
Savings deposits	228,640	216,660
Time deposits	400,640	399,232

Total deposits	1,252,278	1,270,268

Short-term borrowings	122,743	129,630
Other liabilities	24,014	24,212
Long-term debt	57,283	53,056
Subordinated capital notes	13,500	14,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest
("Trust Preferred Securities")	20,619	20,000

Total liabilities	1,490,437	1,511,416

Shareholders' equity
Common stock, $5 par value; 24,000,000 shares authorized at June 30,
2004 and December 31, 2003 and 9,916,063 shares issued at June 30,
2004 and December 31, 2003 and 8,564,705 and 8,546,418 shares
outstanding at June 30, 2004 and December 31, 2003 respectively	49,580	49,580
Additional paid-in capital	20,912	20,912
Retained earnings	117,735	111,657
Accumulated other comprehensive income	27	3,497
Treasury stock, at cost; 1,351,358 shares and 1,369,645 shares at June 30,
2004 and December 31, 2003 respectively.	(39,053)	(39,894)

Total shareholders' equity	149,201	145,752

Total liabilities and shareholders' equity	$1,639,638	$1,657,168

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

	(in thousands, except per share data)
Interest income
Interest and fees on loans:
Taxable	$14,046	$12,583	$27,856	$24,452
Exempt from federal income taxes	688	690	1,389	1,372

Total interest and fees on loans	14,734	13,273	29,245	25,824

Interest and dividends on investment securities:
Taxable	2,663	3,384	5,765	7,130
Exempt from federal income taxes	894	814	1,792	1,602
Other interest income	7	42	12	54

Total interest income	18,298	17,513	36,814	34,610

Interest expense
Interest on deposits	3,310	4,551	6,719	9,329
Other interest expense	1,120	771	2,326	1,429

Total interest expense	4,430	5,322	9,045	10,758

Net interest income	13,868	12,191	27,769	23,852
Provision for loan losses	158	-	832	400

Net interest income after provision for loan losses	13,710	12,191	26,937	23,452

Noninterest income
Trust	1,250	1,147	2,500	2,295
Service charges on deposit accounts	1,512	1,418	2,941	2,784
Commission income	1,176	1,131	2,621	2,555
Other income	1,620	1,805	3,263	3,261

Total noninterest income	5,558	5,501	11,325	10,895

Noninterest expense
Salaries and benefits	6,573	6,086	13,443	11,938
Net occupancy	1,033	856	2,018	1,681
Equipment	742	624	1,416	1,259
Other expenses	3,409	2,570	6,533	4,999

Total noninterest expense	11,757	10,136	23,410	19,877

Income before income taxes	7,511	7,556	14,852	14,470
Income taxes	1,922	2,051	3,813	3,916

Net income	$5,589	$5,505	$11,039	$10,554

Per common share data:
Net income per share:
Basic	$0.65	$0.64	$1.29	$1.24
Diluted	$0.64	$0.64	$1.26	$1.22
Cash dividends declared per share	$0.25	$0.20	$0.50	$0.40

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended
June 30, 2004		June 30, 2003

(in thousands)
Cash flows from operating activities:
Net income	$11,039	$10,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	832	400
Depreciation and amortization	859	965
Premium amortization on investment securities	200	172
Deferred tax benefit	(121)	(526)
Realized gains on investment securities	(585)	(462)
Realized gains on sales of mortgages	(57)	(374)
(Decrease) increase in net deferred loan fees	(84)	216
Deconsolidation of capital trust	619
Decrease in interest receivable and other assets	9,415	1,431
Increase in accrued expenses and other liabilities	1,356	38,562

Net cash provided by operating activities	23,473	50,938

Cash flows from investing activities:
Net cash paid due to acquistion, net of cash acquired	-	(28,797)
Proceeds from maturing securities held-to-maturity	10,913	21,926
Proceeds from maturing securities available-for-sale	47,528	73,604
Proceeds from sales of securities available-for-sale	42,370	10,557
Purchases of investment securities held-to-maturity	-	(15,009)
Purchases of investment securities available-for-sale	(41,012)	(88,595)
(Increase) decrease in interest-bearing deposits	(419)	3,414
Net decrease (increase) in federal funds sold and
other short-term investments	940	(5,866)
Proceeds from sales of mortgages	3,929	26,295
Net increase in loans	(61,667)	(60,111)
Capital expenditures	(1,042)	(1,229)

Net cash provided by (used in) investing activities	1,540	(63,811)

Cash flows from financing activities:
Net (decrease) increase in deposits	(17,990)	20,113
Net decrease in short-term borrowings	(6,887)	(18,301)
Increase in long-term debt	4,227	4,967
Repayment of subordinated debt	(750)	-
Issuance of subordinated debt	-	15,000
Purchases of treasury stock	(1,414)	(2,604)
Stock issued under dividend reinvestment and
employee stock purchase plans	993	888
Proceeds from exercise of stock options	577	655
Cash dividends	(3,846)	(3,298)

Net cash used in financing activities	(25,090)	17,420
Net (decrease) increase in cash and due from banks	(77)	4,547
Cash and due from banks at beginning of period	48,881	40,879

Cash and due from banks at end of period	$48,804	$45,426

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,498	$10,392
Taxes	$3,986	$4,434

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Condensed Consolidated Financial Statements – (Unaudited)
(All dollar amounts presented are in thousands, except per share data)

Note 1.	Financial Information

     The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiary, Univest National Bank and Trust Co., referred to herein as the “Bank”. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.

     Univest has one reportable segment, “Community Banking” with several operating units, including a broker/dealer and insurance agency that do not meet the quantitative thresholds requiring separate disclosure under SFAS No. 131.

Note 2.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003

Numerator:
Net income	$5,589	$$5,505	$11,039	$10,554
Numerator for basic and diluted
earnings per share-income available
to common shareholders	5,589	5,505	11,039	10,554
Denominator:
Denominator for basic earnings per
share-weighted average shares outstanding	8,558	8,543	8,554	8,545
Effect of dilutive securities:
Employee stock options	182	103	189	103

Denominator for diluted earnings per
share adjusted weighted-average shares
Outstanding	8,740	8,646	8,743	8,648

Basic earnings per share	$0.65	$0.64	$1.29	$1.24

Diluted earnings per share	$0.64	$0.64	$1.26	$1.22

Note 3.	Other Comprehensive Income

     The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003

Net income	$5,589	$5,505	$11,039	$10,554
Unrealized gain/loss on cash flow hedges	-	(92)	(3)	(204)
Unrealized gain/loss on available-for-sale investments securities	(5,248)	543	(3,087)	125

Less: reclassification adjustment for gains realized in net income	-	185	380	301

Total comprehensive income	$341	$5,771	$7,569	$10,174

Note 4.	Stock-Based Compensation – SFAS 148

     The Corporation maintains a long-term incentive plan to grant stock options. When the exercise price of the Corporation’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Corporation's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Corporation, as permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion No. 25 and related interpretations in accounting for the plans and to provide the required pro forma disclosures of SFAS No. 123; accordingly, no expense is recognized in the Consolidated Statement of Income.

     The following table represents the effect on net income and earnings per share had the Corporation applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003

Net income, as reported	$5,589	$5,505	$11,039	$10,554
Less: pro forma expense related to stock options	164	127	338	271

Pro forma net income	$5,425	$5,378	$10,701	$10,283

Basic earnings per share:
As reported	$0.65	$0.64	$1.29	$1.24

Pro forma	$0.63	$0.63	$1.25	$1.20

Diluted earnings per share:
As reported	$0.64	$0.64	$1.26	$1.22

Pro forma	$0.62	$0.62	$1.22	$1.19

     The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

Note 5.	FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

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

     The maximum potential amount of future payments under the guarantee is $42.3 million.

     The current carrying amount of the contingent obligation as of June 30, 2004, is $44 thousand.

     This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 6. Pensions and other postretirement benefits

Components of net periodic benefit cost:
	For the Quarter Ended June 30
	2004	2003	2004	2003

	Retirement Plans		Other Postretirement
Service cost	$289	$447	$12	$11
Interest cost	360	356	17	16
Expected return on plan assets	(358)	(311)	-	-
Amortization of prior service cost	(19)	(19)	(5)	(5)
Amortization of the net (gain) loss	59	38	-	-

Net periodic benefit cost	$331	$511	$24	$22

	Six Months Ended June 30
	2004	2003	2004	2003

	Retirement Plans		Other Postretirement
Service cost	$579	$895	$24	$22
Interest cost	729	712	34	32
Expected return on plan assets	(698)	(622)	-	-
Amortization of prior service cost	(37)	(37)	(10)	(10)
Amortization of the net (gain) loss	99	76	-	-

Net periodic benefit cost	$ 672	$1,024	$48	$44

      Univest previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute or make non-qualified payments of $406 thousand to its SERP and $80 thousand to its other postretirement benefit plan in 2004. As of June 30, 2004, $181 thousand and $42 thousand have been contributed to its SERP and postretirement plans, respectively. Univest presently anticipates contributing essentially equal payments for the third and fourth quarters to fund the SERP and postretirement plans. The Corporation presently anticipates contributing an additional $2.0 million to fund its pension plan in 2004 and may contribute more in order to maximize tax benefits.

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

     In December 2003 the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

     SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Corporation has not yet determined the impact of SOP 03-3 on its consolidated earnings, financial condition, or equity.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

     The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words "believe," "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below:

  Operating, legal and regulatory risks
  Economic, political and competitive forces impacting various lines of business
  The risk that our analysis of these risks and forces could be incorrect and/or that the strategiesdeveloped to address them could be unsuccessful
  Volatility in interest rates
  Other risks and uncertainties

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

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

Executive Overview

     Univest Corporation of Pennsylvania recorded net income for the six months ended June 30, 2004 of $11.0 million, a 4.6% increase over the June 30, 2003 period. Basic net income per share increased 4.0% while diluted net income per share increased 3.3% .

     Average earning assets and average interest-bearing liabilities grew by 19.3% and 23.3% respectively when comparing the six month period ended June 30, 2004 to June 30, 2003. This resulted in a 16.4% increase in net interest income. These increases in earning assets, interest-bearing liabilities, and net interest income, between the first half of 2003 and 2004, were primarily a result of First County Bank and Suburban Community Bank acquisitions in the second and fourth quarters of 2003. Approximately $180 million in deposits and $160 million in loans were added to the Corporation’s balance sheet as a result of these acquisitions. Future comparisons of loan, deposit, and net interest income growth will be reduced as the acquisitions become reflected in the comparison time period.

     In the first quarter of 2004 approximately $42.4 million of debt securities were sold for a net gain of $0.6 million. These securities were primarily mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. No securities were sold during the second quarter. Future gains on investments and investment interest income categories may continue to compare unfavorably to the first quarter of 2004 as a result of this portfolio adjustment.

     Salary and benefits, net occupancy and equipment expenses increased by 12.6%, 20.0% and 12.5% respectively between the first half of 2003 and 2004. The seven additional branch locations being operated as a result of the 2003 bank acquisitions plus the addition of a branch in Skippack in the first quarter of 2004, contributed significantly to the increase in costs. Other expense increased by 30.7% which reflect a substantial increase in marketing and advertising, Pennsylvania Bank Capital Shares Tax, and amortization expense of intangible assets, all of which are a function of the acquisitions. Future comparisons of these expense categories will appear more favorable as the costs related to the additional branches become reflected in the comparison time period.

     Univest earns its revenues primarily from the margins and fees it generates from the loan and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. The Federal Reserve has begun to increase interest rates and is signaling that it will raise rates at a measured pace to a more neutral level. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value while the margin impact will vary from bank to bank based upon the structure of its balance sheet. Univest maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be adverse to its net interest margin.

     Univest seeks to establish itself as the financial provider of choice in the markets it serves. It plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objective by acquiring banks and other financial service providers in strategic markets, by increasing its marketing, public relations and advertising budgets, by establishing standards of service excellence for its customers, and by using technology to ensure that the needs of its customers are understood and satisfied.

Results of Operations

     (All dollar amounts presented within tables are in thousands, except per share data.)

     Univest Corporation of Pennsylvania consolidated net income and earnings per share for the six months ended June 30, 2004 and the six months ended June 30, 2003 were as follows:

	Six months ended		Change
	06/30/04	06/30/03	Amount	Percent

Net income	$11,039	$10,554	$485	4.6%
Net income per share:
Basic	1.29	1.24	0.05	4.0%
Diluted	1.26	1.22	0.04	3.3%

     The first six months of 2004 results compared to the first six months of 2003 include the following significant components:

  Net income increased due to growth in interest income on loans and a decrease in interest expense on deposits that was offset by an increase in non interest expense.
  Net interest income increased due to growth in commercial loans and a decline in deposits. The net interest margin remained the same at 3.8% even though there was an increase in long-term debt from additional borrowed funds, Trust Preferred Securities and Subordinated Capital Notes.
  Total non interest income improved by $0.4 million or 3.9% due primarily to increases in trust fees and fees on deposit accounts.
  Total non interest expense grew $3.5 million or 17.8% largely due to increases in salaries and benefits and other expenses. The mergers with First County Bank and Suburban Community Bank in May and October 2003, respectively, contributed to these increases.
  Univest announced a quarterly dividend increase from $.20 per share to $.25 per share, an increase of 25.0%. This represents an additional year to date payout of $0.9 million.
Net Interest Income

     Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of Univest's average balances; the yields earned on average assets, and the cost of average liabilities for the six months ended June 30, 2004 and June 30, 2003. One month of averages for the acquired First County Bank are included in the June 30, 2003 average balances and no balances for Suburban Community Bank, because it was not acquired until October 2003. That is the reason for a significant portion of the increases in averages for the periods ending June 30, 2004. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

     The impact of lower market rates is reflected in the following table. The average rate for every major category of interest-earning asset, with the exception of Federal Reserve Bank Stock, and for every major category of interest-bearing liability has declined from June 30, 2003 to June 30, 2004. The net interest margin, which is net interest income as a percentage of average assets, remained the same at 3.8% at June 30, 2003 and at June 30, 2004.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
	2004				2004/2003	2003

	Average	Income/	Avg.	Volume	Rate		Average	Income/	Avg.
ASSETS:	Balance	Expense	Rate	Change	Change	Total	Balance	Expense	Rate

Cash and due from banks	$40,573						$34,735
Time deposits with other banks	1,546	$3	0.4	$3	$(4)	$(1)	1,059	$4	0.8
U.S. Government obligations	147,597	2,329	3.2	1,010	(732)	278	104,529	2,051	3.9
Oblig. of states & political sub.	78,902	1,792	4.5	259	(70)	189	69,961	1,603	4.6
Other securities	152,840	3,385	4.4	54	(1,725)	(1,671)	191,653	5,056	5.3
Federal Reserve bank stock	1,687	51	6.0	28	-	28	761	23	6.0
Federal funds sold and other
short-term investments	1,942	9	0.9	(15)	(25)	(40)	8,323	49	1.2

Total investments & time	382,968	7,569	4.0				375,227	8,782	4.7

Commercial loans	325,382	7,988	4.9	1,998	(2,008)	(10)	286,821	7,995	5.6
Mortgage loans	544,767	15,521	5.7	5,601	(2,336)	3,265	389,405	12,259	6.3
Installment loans	125,172	3,639	5.8	969	(982)	(13)	109,091	3,652	6.7
Home equity loans	30,093	708	4.7	304	(141)	163	20,098	545	5.4
Municipal loans	71,212	1,389	3.9	379	(362)	17	60,315	1,372	4.5

Gross loans	1,096,626	29,245	5.3				865,730	25,823	6.0
Less: valuation reserve	(13,223)						(11,156)

Net loans	1,083,403						854,574

Property, net	19,980						15,750
Other assets	98,384						58,743

Total assets	$1,626,854						$1,340,088

LIABILITIES:
Demand deposits	$212,990						$172,771
Interest checking deposits	155,288	$97	0.1	$93	$(124)	$(31)	123,656	$128	0.2
Money market savings	254,578	827	0.6	664	(820)	(156)	204,886	983	1.0
Regular savings	221,404	321	0.3	373	(716)	(343)	178,903	664	0.7
Certificates of deposit	381,909	5,404	2.8	2,690	(4,696)	(2,006)	361,243	7,410	4.1
Time open & club accounts	13,618	70	1.0	21	(95)	(74)	18,903	144	1.5

Total time, int., and inv.
checking deposits	1,026,797	6,719	1.3				887,591	9,329	2.1

Total deposits	1,239,787						1,060,362

Federal funds purchased	6,815	41	1.2	19	(8)	11	4,177	30	1.4
Securities sold under
agreement to repurchase	90,898	304	0.7	118	(146)	(28)	72,939	332	0.9
Short term debt	32,196	194	1.2	191	(4)	187	827	7	1.7
Long term debt	53,361	1,109	4.2	412	(276)	136	39,432	973	4.9
Subordinated Notes	34,309	678	3.9	591	-	591	4,447	87	3.9

Total borrowings	217,579	2,326	2.1				121,822	1,429	2.3

Accrued expenses & other liab.	20,315						21,505

Total liabilities	1,477,681						1,203,689

SHAREHOLDERS' EQUITY:
Common stock	49,580						49,584
Additional paid-in capital	20,912						20,911
Retained earnings	78,681						65,904

Total shareholders' equity	149,173						136,399

Total liabilities and shareholders'
equity	$1,626,854						$1,340,088

Weighted avg. yield on interest-
earning assets			5.0%						5.6%
Weighted avg. rate paid on interest-
bearing liab.			1.5%						2.1%
Net interest margin			3.8%						3.8%

Interest Income

The following table presents interest income for the periods indicated:

	Six months ended		Change
	06/30/04	06/30/03	Amount	Percent

Interest and fees on loans	$27,856	$24,452	$3,404	13.9%
Tax-exempt interest on loans	1,389	1,372	17	1.2%
Interest on investment securities	7,557	8,732	(1,175)	(13.5%)
Other interest income	12	54	(42)	(77.8%)

	The quarter ended		Change
	06/30/04	06/30/03	Amount	Percent

Interest and fees on loans	$14,046	$12,583	$1,463	11.6%
Tax-exempt interest on loans	688	690	(2)	(0.3%)
Interest on investment securities	3,557	4,199	(642)	(15.3%)
Other interest income	7	42	(35)	(83.3%)

     The growth in interest and fees on loans is due primarily to the growth in commercial real estate loans and commercial business loans. As a result of market conditions for both the six months ended and the quarter ended June 30, 2004, the average interest yield on the portfolio declined. The yield decreased from 6.0% at June 30, 2003 to 5.3% at June 30, 2004 and from 5.9% to 5.3% for the quarterly periods. This decline in yield however, was more than offset by the growth in average loan balances outstanding.

     There was average loan volume growth in tax-exempt loans that was offset by a decrease in rates, more significantly during the quarter than the year to date period. The decrease in rate is a result of market conditions.

     Interest on investment securities consists mainly of interest on U.S. Government obligations, state and political subdivisions and U.S. Government Agency mortgage-backed securities. During the first quarter of 2004, approximately $42.4 million of investment securities were sold. This is the primary reason for the decrease of $1.2 million for the six-month period and the $0.6 million for the three-month period. A decrease in the yield offset the increases in the average volume of the portfolio.

     Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold dropped in both the six-month and three-month periods ending June 30, 2004 due to continued decreases in both average volume and the federal funds rate.

Interest Expense

The following table presents interest expense for the periods indicated:

	Six months ended		Change
	06/30/04	06/30/03	Amount	Percent

Interest on deposits	$6,719	$9,329	$(2,610)	(28.0%)
Other interest expense	2,326	1,429	897	62.8%

	The quarter ended		Change
	06/30/04	06/30/03	Amount	Percent

Interest on deposits	$3,310	$4,551	$(1,241)	(27.3%)
Other interest expense	1,120	771	349	45.3%

     The average rates paid on deposits continue to decline during 2004 throughout the banking industry. The Corporation’s average cost of deposits declined 80 basis points from 2.1% for the six months ended June 30, 2003 to 1.3% for the six months ended June 30, 2004 and 70 basis points from 2.0% to 1.3% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Total deposits grew in average volume in both periods but the interest cost was offset by a decrease in the average interest rate for that category.

     The increase in other interest expense is mainly due to the additional long-term borrowings secured since June 2003. Interest on long-term debt is the interest on $91.4 million of debt as of June 30, 2004. This includes Subordinated Capital Notes, Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of Univest (“Trust Preferred Securities”) and borrowings from the Federal Home Loan Bank of Pittsburgh. In April 2003, Univest issued $15.0 million in subordinated capital notes. In August 2003 the Corporation issued $20.0 million of trust preferred securities. During the first quarter, the Corporation deconsolidated its Capital Trust subsidiary in accordance with FIN 46. This increased the consolidated debt from $20.0 million to $20.6 million.

Provision For Loan Losses

     The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. Continued growing loan volumes and current economic conditions indicated the need for an increase to the reserve in 2004. The provision for the six months ended June 30, 2004 and 2003 was $0.8 million and $0.4 million, respectively. For the quarters ended June 2004 and 2003, the provision was $0.2 million and zero, respectively. In the first quarter of 2004, the provision expense of $0.7 million was recorded due to a charge-off of $0.4 million. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance.

Noninterest Income

     Noninterest income consists of trust department fee income, service charge income, commission income, net gains on sales of securities, net gains on the sale of mortgages and other miscellaneous types of income. It also includes various types of income, such as ATM fees and changes in the cash surrender value of bank-owned insurance.

     The following table presents noninterest income for the periods indicated:

	Six months ended		Change
	06/30/04	06/30/03	Amount	Percent

Trust	$2,500	$2,295	$205	8.9%
Service charges on deposit accounts	2,941	2,784	157	5.6%
Commission income	2,621	2,555	66	2.6%
Other income	3,263	3,261	2	0.1%

Total noninterest income	11,325	10,895	430	3.9%
	The quarter ended		Change
	06/30/04	06/30/03	Amount	Percent

Trust	$1,250	$1,147	$103	9.0%
Service charges on deposit accounts	1,512	1,418	94	6.6%
Commission income	1,176	1,131	45	4.0%
Other income	1,620	1,805	(185)	(10.2%)

Total noninterest income	5,558	5,501	57	1.0%

     Trust income increased in both the six-month and three-month periods due primarily to an increase in the fees charged for trust services, as well as an increase in the market value of assets under management.

     Service charges on deposit accounts grew in both periods due to the change in structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased. Commission income increased slightly.

     Other noninterest income consists mainly of general fee income and other miscellaneous types of income. The slight growth for the six months is attributed to gains on the sale of securities, mortgage placement income, mortgage servicing rights fees and a gain on the sale of the Hatfield office building offset by decreases in the gains on sales of mortgages, fees from the card origination system generated by debit card usage and a lesser increase in the cash surrender values of bank owned life insurance policies. For the quarter the decline is attributed to the same reasons as the year to date except that there were no gains on the sale of securities.

Gains on Sale of Assets

     Sales of mortgage loans during the six months ended June 30, 2004 resulted in a gain of $57 thousand as compared to $0.4 million for the six months ended June 30, 2003. For the quarters June 2004 and June 2003, a gain of $46 thousand compared to $0.2 million, respectively. Sales of mortgage loans have declined during 2004 due to a decrease in the number of refinancings compared to 2003 that occurred as a result of record low mortgage rates.

     During the first quarter 2004, debt and equity securities totaling approximately $42.4 million were sold resulting in a net gain of $0.6 million. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. During the six months ended June 30, 2003, securities totaling approximately $10.6 million were sold from the available-for-sale portfolio resulting in a net gain of $0.5 million.

     In the second quarter of 2003, the Hatfield office of the Bank was consolidated into the Lansdale office due to the close geographic proximity of the two locations. On June 30, 2004, the Corporation sold the Hatfield office building for a gain of $0.2 million.

Noninterest Expense

     The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

     The following table presents noninterest expense for the periods indicated:

	Six months ended		Change
	06/30/04	06/30/03	Amount	Percent

Salaries and benefits	$13,443	$11,938	$1,505	12.6%
Net occupancy	2,018	1,681	337	20.0%
Equipment	1,416	1,259	157	12.5%
Other expense	6,533	4,999	1,534	30.7%

Total noninterest expense	23,410	19,877	3,533	17.8%

	The quarter ended		Change
	06/30/04	06/30/03	Amount	Percent

Salaries and benefits	$6,573	$6,086	$487	8.0%
Net occupancy	1,033	856	177	20.7%
Equipment	742	624	118	18.9%
Other expense	3,409	2,570	839	32.6%

Total noninterest expense	11,757	10,136	1,621	16.0%

     Salaries and benefits expense grew in both the six-month and three-month periods due primarily to the acquisitions of the First County Bank and Suburban Community Bank, increased health insurance expenses, vacation accrual and commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc.

     Net occupancy expense and equipment expense both increased due to additional facilities from the acquisitions.

     Other expenses increased in both periods due to the bank acquisitions and are primarily in the following areas: advertising and marketing expense, public relations and community relations expense, consultant and advisory fees, postage, contributions, Pennsylvania State Capital Shares tax, and the core deposit intangible amortization expense.

Tax Provision

     The provision for income taxes was $3.8 million for the six months ended June 30, 2004 and $3.9 million for the six months ended June 30, 2003, at effective rates of 25.7% and 27.1%, respectively. The provision for income taxes was $1.9 million for the three months ended June 30, 2004 and $2.1 million for the three months ended June 30, 2003, at effective rates of 25.6% and 27.1%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the 2003 and 2004 periods is primarily due to an increase in the tax-exempt investment income.

Financial Condition

Assets

     Total assets decreased $17.5 million or 1.1% . The growth in loans was more than offset by the sale and maturity of securities.

     The following table presents the assets for the periods indicated:

			Change
	06/30/04	12/31/03	Amount	Percent

Cash and due from banks	$48,804	$48,881	$(77)	(0.2%)
Interest-bearing deposits	1,720	1,301	419	32.2%
Investment securities	358,511	423,259	(64,748)	(15.3%)
Federal funds sold	1,588	2,528	(940)	(37.2%)
Total loans	1,119,764	1,062,382	57,382	5.4%
Reserve for loan losses	(13,122)	(12,788)	334	2.6%
Other assets	78,027	87,115	(9,088)	(10.43%)

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

Loans

     Total loans increased in the first six months of 2004. Commercial loans grew steadily for an increase of $50.1 million. Consumer loans grew $13.7 million due to an increase in dealer loans and the result of recent promotions. Mortgage loan activity increased in the brokered area and therefore mortgages booked on the balance sheet declined $5.0 million.

Other Assets

The $9.1 million decrease in other assets is primarily due to $9.6 million of securities sold in December 2003, put into a receivable account then settled and paid in January 2004.

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

     Total cash basis, restructured and nonaccrual loans was $8.1 million at June 30, 2004, $8.6 million at December 31, 2003 and $3.2 million at June 30, 2003 and consist mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2004 and June 30, 2003, nonaccrual loans resulted in lost interest income of $0.3 million and $0.1 million respectively. The Corporation's ratio of nonperforming assets to total loans was 0.81% as of June 30, 2004, 0.89% as of December 31, 2003 and 0.91% as of June 30, 2003.

     At June 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.2 million. The related reserve for loan losses for those loans was $1.5 million. At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.6 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. At June 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.2 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.2 million. In the third quarter of 2003, two commercial credits totaling $5.3 million were added to impaired loans. Both credits are secured by real estate and specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

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

     The reserve for loan losses is based on management's evaluation of the loan portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

     The $0.3 million increase in the reserve from December 31, 2003 to June 30, 2004 occurred as increased risk associated with the commercial loan portfolio more than offset lower risk identified for the retail loan portfolio. Commercial loan allocation increases were attributable to material loan growth together with the recognition of one impaired loan with high specific reserve requirements. The increase in the reserve also reflects refinements instituted in the justification methodology and the employment of lower stress test factors due to improved grading accuracy and economic forecasts.

     Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio.

     The ratio of the reserve for loan losses to total loans was 1.17% at June 30, 2004 and 1.20 % at December 31, 2003.

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

     The Corporation has a covenant not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The Corporation also has goodwill of $41.1 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill.

Liabilities

     Total liabilities decreased $21.0 million or 1.4% due to the decline in deposits.

     The following table presents the liabilities for the periods indicated:

			Change
	06/30/04	12/31/03	Amount	Percent

Total deposits	$1,252,278	$1,270,268	$(17,990)	(1.4%)
Short-term borrowings	122,743	129,630	(6,887)	(5.3%)
Long-term borrowings	91,402	87,306	4,096	4.7%
Other liabilities	24,014	24,212	(198)	(0.8%)

Deposits

     Total deposits show a decline on the balance sheet at June 30, 2004 because some deposits of the acquired banks have left. Balance sheet presentation is the comparison to the prior year-end. The Corporation issued Brokered Certificates of Deposit of $12.1 million in the first half of 2004 to augment its fixed funding sources.

Borrowings

     Long-term debt at June 30, 2004, includes $13.5 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $57.3 million in long-term borrowings from Federal Home Loan Bank. Also included in this is a $2.7 million fair market value adjustment relating to long-term debt acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, Univest secured a $15.0 million subordinated capital notes that qualifies for Tier II capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier I capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.

Shareholders' Equity

     Total shareholders’ equity increased $3.4 million or 2.4% .

     The following table presents the shareholders’ equity for the periods indicated:

			Change
	06/30/04	12/31/03	Amount	Percent

Common stock	$49,580	$49,580	$-	0.0%
Additional paid-in capital	20,912	20,912	0	0.0%
Retained earnings	117,735	111,657	6,078	5.4%
Accum other comprehensive income	27	3,497	(3,470)	(99.2%)
Treasury stock	(39,053)	(39,894)	(841)	(2.1%)

     The increase in retained earnings is primarily the first six months’ income offset by the dividends declared. The increase in the dividends declared represents an additional payout of $0.9 million. Treasury stock decreased slightly because options exercised were sold out of treasury. There is a buyback program in place that as of June 30, 2004 allows the Corporation to purchase an additional 234,844 shares of its outstanding common stock in the open market or in negotiated transactions.

     The accumulated other comprehensive income, related to debt securities, of $27 thousand, net of taxes, has been included in shareholders' equity as of June 30, 2004. The accumulated other comprehensive income, related to debt securities, of $3.5 million, net of taxes, has been included in shareholders' equity as of December 31, 2003. Accumulated other comprehensive income related to debt securities is the difference between the book value and market value of the available-for-sale investment portfolio. The period-to-period decrease in accumulated other comprehensive income was a result of debt securities maturing, being called, or sold.

     The accumulated other comprehensive income related to interest-rate swaps, of $3 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2003. Accumulated other comprehensive income related to interest-rate swaps reflects the current market value of the swap net of taxes. The interest-rate swap matured on January 7, 2004 and therefore had a minimal market value as of December 31, 2003 and no value at June 30, 2004.

Capital Adequacy

     Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier I and Tier II. Minimum required total risk-based capital is 8.0% . Univest continues to be in the "well-capitalized" category under regulatory standards.

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

     Univest designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Each of these designations affords different treatment in the statement of income and balance sheet for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management's intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that to the balance sheet or statement of income adjustments may be required.

     Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FAS No. 125.” As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of income of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

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

     The Corporation has a retirement plan and supplemental retirement plans that it provides as a benefit to employees and former employees. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation's balance sheet or statement of income.

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

     In the past, the Corporation used interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. At June 30, 2004, there were no swap agreements outstanding.

     At December 31, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at December 31, 2003 expired on January 7, 2004.

     There was no material impact of interest-rate swaps on net interest income for the six months ended June 30, 2004. The impact of the interest-rate swaps on net interest income for the six months ended June 30, 2003 was a positive $0.3 million.

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

Liquidity

     Univest, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation's ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and deposit withdrawals. Univest manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Univest has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

     Univest, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $430.8 million. At June 30, 2004, Univest's outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

     The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At June 30, 2004, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

     Univest, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2004, the Corporation had no outstanding borrowings under this line.

Cash Requirements

     The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations table that follows presents, as of June 30, 2004, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

     The Commitments table that follows shows the amounts and expected maturities of significant commitments as of June 30, 2004. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commercial Commitments

     Univest enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments, including interest, over time as detailed in the table below.

Contractual Obligations

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	To Three Years	to Five Years	Five Years

Long-term debt	$72,922	$2,891	$6,857	$1 7,184	$45,990
Subordinated capital notes	16,975	2,221	4,190	3,857	6,707
Trust preferred securities	62,162	1,428	2,856	2,856	55,022
Securities sold under agreement to repurchase	95,645	95,645	-	-	-
Other short-term borrowings	27,101	27,101
Time deposits	425,686	233,396	122,197	49,947	20,146
Operating leases	5,839	1,146	1,722	1,032	1,939

Total contractual cash obligations	$706,330	$363,828	$137,822	$74,876	$129,804

     Univest is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation's exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, Univest does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in the table below.

Other Commercial Commitments

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years

Commitments to extend credit	$422,682	$126,887	$87,998	$9,054	$198,743
Standby and commercial letters of credit	42,296	38,426	3,860	10	-

Total commerical commitments	$464,978	$165,313	$91,858	$9,064	$198,743

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

     In December 2003 the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

     SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Corporation has not yet determined the impact of SOP 03-3 on its consolidated earnings, financial condition, or equity.

Item 3. Market Risk

     No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003.

Item 4. Controls and Procedures

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004. There has been no significant changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no proceedings pending other than the ordinary routine litigation incident to the business of the corporation.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information on repurchases by Univest of its common stock during the six month period ended June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per share	or Programs	Programs

Jan. 1, 2004 -	15,900	$43.08	15,900	222,262
Jan. 31, 2004

Feb. 1, 2004-	757	53.90	757	222,562
Feb. 29, 2004

March 1, 2004-	813	51.35	813	227,184
March 31, 2004

April 1, 2004 -	10,134	49.03	10,134	227,184
April 30, 2004

May 1, 2004-	174	48.50	174	227,426
May 31, 2004

June 1, 2004-	2,792	50.56	2,792	234,844
June 30, 2004

1.	Transactions are reported as of settlement dates.

2.	Univest’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under Univest’s current stock repurchase program is a net of 351,047 shares.

4.	Univest’s current stock repurchase program does not have an expiration date.

5.	No Univest stock repurchase plan or program expired during the period covered by the table.

6.	Univest has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 13, 2004, the Corporation’s shareholders approved the following matters:

		For	Against	Withheld

1.	ELECTION OF THREE DIRECTORS TO SERVE FOR A
	THREE-YEAR TERM EXPIRING IN 2007:
	James L. Bergey	6,578,835.94	0.00	17,650.50
	Charles H. Hoeflich	6,526,997.05	0.00	69,489.39
	John U. Young	6,230,811.71	0.00	365,674.73

2.	ELECTION OF THREE ALTERNATE DIRECTORS FOR A
	ONE-YEAR TERM EXPIRING IN 2005:
	Richard W. Godshall	6,559,767.35	0.00	36,719.10
	Margaret K. Zook	6,212,514.49	0.00	383,971.96
	William G. Morrall	6,215,538.25	0.00	380,948.20

The other directors of the Corporation whose terms in office continued after the 2004 Annual Meeting of Shareholders are as follows: terms expiring at the 2005 Annual Meeting-Marvin A. Anders, R. Lee Delp, H. Ray Mininger and P. Gregory Shelly; and terms expiring at the 2006 Annual Meeting-William S. Aichele, Norman L. Keller, Thomas K. Leidy and Merrill S. Moyer.

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

b.	Reports on Form 8-K during the quarter ended June 30, 2004

	Date of Report	Item	Description

	04/28/2004	12	Earnings Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania

(Registrant)

Date: 7/28/04	/s/ William S. Aichele

William S. Aichele, President
and Chief Executive Officer

Date: 7/28/04	/s/ Wallace H. Bieler

Wallace H. Bieler, Sr. Executive Vice President
and Chief Financial Officer

