Form 10-Q
period 2004-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2004-11-01
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Period Ended September 30, 2004.

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From_____ to____.

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No__.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	8,565,116
(Title of Class)	(Number of shares outstanding at 9/30/2004)

UNIVEST CORPORATION OF PENNSYLVANIA

Part I.	Financial Information:

Item 1:	Financial Statements (Unaudited)

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	September 30, 2004	December 31, 2003
	(In thousands)
Assets
Cash and due from banks	$38,768	$48,881
Interest-bearing deposits with other banks	608	1,301

Investment securities held-to-maturity (market value $30,189 and
$35,627 at September 30, 2004 and December 31, 2003, respectively)	29,938	35,019

Investment securities available-for-sale	320,485	388,240

Federal funds sold and other short-term investments	1,851	2,528

Loans	1,136,526	1,062,382
Less: Reserve for loan losses	(13,192)	(12,788)
Net loans	1,123,334	1,049,594

Goodwill, net	41,191	41,137
Other intangibles, net	2,893	3,353
Other assets	79,313	87,115
Total assets	$1,638,381	$1,657,168

Liabilities
Demand deposits, noninterest-bearing	$214,624	$225,692
Demand deposits, interest-bearing	387,268	428,684
Savings deposits	217,657	216,660
Time deposits	419,514	399,232
Total deposits	1,239,063	1,270,268

Short-term borrowings	129,437	129,630
Other liabilities	22,896	24,212
Long-term debt	57,166	53,056
Subordinated capital notes	13,125	14,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest
("Trust Preferred Securities")	20,619	20,000
Total liabilities	1,482,306	1,511,416

Shareholders' equity
Common stock, $5 par value: 24,000,000 shares authorized at September 30, 2004 and December 31, 2003; 9,916,063 shares issued at September 30, 2004 and December 31, 2003; and 8,565,116 and 8,546,418 shares outstanding at September 30, 2004 and December 31, 2003, respectively.	49,580	49,580
Additional paid-in capital	20,912	20,912
Retained earnings	121,453	111,657
Accumulated other comprehensive income	3,169	3,497
Treasury stock, at cost: 1,350,947 shares and 1,369,645 shares at September 30, 2004 and December 31, 2003, respectively.	(39,039)	(39,894)

Total shareholders' equity	156,075	145,752

Total liabilities and shareholders' equity	$1,638,381	$1,657,168

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Interest Income
Interest and fees on loans:
Taxable	$14,501	$13,117	$42,357	$37,569
Exempt from federal income taxes	760	632	2,149	2,004
Total interest and fees on loans	15,261	13,749	44,506	39,573

Interest and dividends on investment securities:
Taxable	2,631	3,417	8,396	10,546
Exempt from federal income taxes	898	888	2,690	2,491
Other interest income	8	47	20	101
Total interest income	18,798	18,101	55,612	52,711

Interest expense
Interest on deposits	3,509	4,129	10,228	13,458
Other interest expense	1,276	957	3,602	2,386
Total interest expense	4,785	5,086	13,830	15,844

Net interest income	14,013	13,015	41,782	36,867
Provision for loan losses	474	500	1,306	900
Net interest income after provision for loan losses	13,539	12,515	40,476	35,967

Noninterest income
Trust	1,250	1,107	3,750	3,402
Service charges on deposit accounts	1,784	1,483	4,725	4,267
Commission income	1,208	1,184	3,829	3,739
Net gains on sales of securities	246	332	831	794
Other income	1,088	2,180	3,766	4,979
Total noninterest income	5,576	6,286	16,901	17,181

Noninterest expense
Salaries and benefits	6,175	6,225	19,618	18,163
Net occupancy	1,041	865	3,059	2,546
Equipment	742	716	2,158	1,975
Other expenses	3,176	2,974	9,709	7,973
Total noninterest expense	11,134	10,780	34,544	30,657

Income before income taxes	7,981	8,021	22,833	22,491
Income taxes	2,092	2,012	5,905	5,928
Net income	$5,889	$6,009	$16,928	$16,563

Per common share data:
Net income per share:
Basic	$0.69	$0.70	$1.98	$1.94
Diluted	$0.68	$0.70	$1.94	$1.92
Cash dividends declared per share	$0.25	$0.20	$0.75	$0.60

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$16,928	$16,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,306	900
Depreciation of premises and equipment	1,331	1,305
Premium amortization on investment securities	203	392
Premium accretion on long term debt	(390)	(131)
Deferred tax expense (benefit)	1,427	(460)
Realized gains on investment securities	(831)	(794)
Realized gains on sales of mortgages	(95)	(533)
(Decrease) increase in net deferred loan fees	(163)	392
Deconsolidation of capital trust	619	—
Decrease (increase) in interest receivable and other assets	8,231	(202)
Decrease in accrued expenses and other liabilities	(3,003)	(1,376)
Net cash provided by operating activities	25,563	16,056

Cash flows from investing activities:
Cash paid in acquisition, net of cash acquired	—	(28,900)
Proceeds from maturing securities held-to-maturity	45,092	32,129
Proceeds from maturing securities available-for-sale	75,989	113,644
Proceeds from sales of securities available-for-sale	48,359	57,124
Purchases of investment securities held-to-maturity	(39,966)	(10,009)
Purchases of investment securities available-for-sale	(56,510)	(251,398)
Net decrease in interest-bearing deposits	693	3,424
Net decrease in federal funds sold and other short-term investments	677	20,773
Proceeds from sales of mortgages	5,259	39,345
Net increase in loans	(80,047)	(98,341)
Net capital expenditures	(1,354)	(3,988)
Net cash used in investing activities	(1,808)	(126,197)

Cash flows from financing activities:
Net (decrease) increase in deposits	(31,205)	55,587
Net (decrease) increase in short-term borrowings	(193)	21,437
Issuance of long-term debt	7,500	5,000
Repayment of long-term debt	(3,000)	—
Issuance of subordinated debt	—	15,000
Repayment of subordinated debt	(1,125)	(375)
Issuance of guaranteed preferred beneficial interest
in Corporation's subordinated debentures	—	20,000
Purchases of treasury stock	(1,930)	(3,054)
Stock issued under dividend reinvestment and employee stock purchase plans	1,471	1,322
Proceeds from exercise of stock options	600	910
Cash dividends paid	(5,986)	(5,006)
Net cash (used in) provided by financing activities	(33,868)	110,821

Net (decrease) increase in cash and due from banks	(10,113)	680
Cash and due from banks at beginning of period	48,881	40,879
Cash and due from banks at end of period	$38,768	$41,559

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,654	$15,929
Taxes	4,545	5,903

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Condensed Consolidated Financial Statements - (Unaudited)
(All dollar amounts presented are in thousands, except per share data)

Note 1.	Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (Univest) and its wholly owned subsidiaries, Univest National Bank and Trust Co., referred to herein as the “Bank,” Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation. All significant intercompany balances have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission.

Univest has one reportable segment, “Community Banking” and several operating segments, including a broker/dealer and insurance agency that do not meet the quantitative thresholds requiring separate disclosure under SFAS No. 131.

Note 2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Numerator:
Net Income	$5,889	$6,009	$16,928	$16,563
Numerator for basic and diluted earnings per
share-income available to common shareholders	5,889	6,009	16,928	16,563
Denominator:
Denominator for basic earnings per
share-weighted average shares outstanding	8,565	8,534	8,558	8,541
Effect of dilutive securities:
Employee stock options	139	105	172	104
Denominator for diluted earnings per share
adjusted weighted-average shares outstanding	8,704	8,369	8,730	8,645
Basic earnings per share	$0.69	$0.70	$1.98	$1.94
Diluted earnings per share	$0.68	$0.70	$1.94	$1.92

Note 3.	Accumulated Other Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net income	$5,889	$6,009	$16,928	$16,563
Unrealized gain (loss) on cash flow hedge	—	(80)	(3)	(284)
Unrealized gain (loss) on available-for-sale investment securities	3,302	(1,217)	215	(1,092)
Less: reclassification adjustment for gains realized in net income	160	215	540	516
Total comprehensive income	$9,031	$4,497	$16,600	$14,671

Note 4.	Stock-Based Compensation - SFAS 148

The Corporation maintains stock option plans for officers, employees, and directors. When the exercise price of the Corporation’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Corporation's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plans assuming compensation expense had been recognized based on the fair value of the stock options granted under the plans.

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

The following table represents the effect on net income and earnings per share had the Corporation applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net income, as reported	$5,889	$6,009	$16,928	$16,563
Less: pro forma expense related to stock options	157	126	495	397
Pro forma net income	$5,732	$5,883	$16,433	$16,166
Basic earnings per share:
As reported	$0.69	$0.70	$1.98	$1.94
Pro forma	$0.67	$0.69	$1.92	$1.89
Diluted earnings per share:
As reported	$0.68	$0.70	$1.94	$1.92
Pro forma	$0.66	$0.68	$1.88	$1.87

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

The maximum potential amount of future payments under the guarantee is $52.9 million.

The current carrying amount of the contingent obligation as of September 30, 2004 is $58 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 6.	Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

	Three Months Ended September 30
	2004	2003	2004	2003
	Retirement Plans		Other Postretirement
Service cost	$290	$447	$11	$9
Interest cost	358	357	17	16
Expected return on plan assets	(357)	(310)	—	—
Amortization of prior service cost	(18)	(18)	(5)	(5)
Amortization of the net (gain) loss	58	37	—	—
Net periodic benefit cost	$331	$513	$23	$20

	Nine Months Ended September 30
	2004	2003	2004	2003
	Retirement Plans		Other Postretirement
Service cost	$869	$1,342	$35	$31
Interest cost	1,087	1,069	51	48
Expected return on plan assets	(1,055)	(932)	—	—
Amortization of prior service cost	(55)	(55)	(15)	(15)
Amortization of the net (gain) loss	157	113	—	—
Net periodic benefit cost	$1,003	$1,537	$71	$64

Univest previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute or make non-qualified payments of $406 thousand to its SERP and $80 thousand to its other postretirement benefit plan in 2004. As of September 30, 2004, $272 thousand and $63 thousand have been contributed to its SERP and other postretirement plans, respectively. Univest presently anticipates contributing essentially equal payments for the quarters to fund the SERP and other postretirement plans. As of September 30, 2004, the Corporation contributed $2.0 million to fund its pension plan and may contribute more in order to maximize tax benefits.

Note 7.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated Univest Capital Trust I, which maintains the Trust Preferred Securities, in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand on the balance sheet.

In December 2003, the FASB issued a revision to SFAS No. 132, Employer’s Disclosures about Pension and Other Postretirement Benefits - an amendment to FASB Statements No. 87, 88, and 106. The SFAS revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88, and 106. This SFAS retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

Executive Overview

Univest Corporation of Pennsylvania recorded net income for the nine months ended September 30, 2004 of $16.9 million, a 2.2% increase over the September 30, 2003 period. Basic net income per share increased 2.1% while diluted net income per share increased 1.0%.

Average earning assets and average interest-bearing liabilities grew by 14.7% and 17.6% respectively when comparing the nine-month periods ended September 30, 2004 and 2003. This resulted in a 13.3% increase in net interest income. These increases in earning assets, interest-bearing liabilities, and net interest income, between the first nine months of 2003 and 2004, were primarily a result of First County Bank and Suburban Community Bank acquisitions in the second and fourth quarters of 2003. Approximately $180 million in deposits and $160 million in loans were added to the Corporation’s balance sheet as a result of these acquisitions. Future comparisons of loan, deposit, and net interest income growth will be reduced as the acquisitions become reflected in the comparison time period.

In the nine months ended September 30, 2004 approximately $47.5 million of mortgage-backed securities were sold for a net gain of $0.8 million. These securities were primarily fixed-rate U. S. Government agency mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. These sales were offset by purchases of shorter-term U. S. Government agency bonds to cover the collateral needs of the seasonal increase in public funds, due to the collection of school-district-related real estate taxes.

Salary and benefits, net occupancy and equipment expenses increased by 8.0%, 20.1% and 9.3% respectively between the first nine months of 2003 and 2004. The seven additional branch locations being operated as a result of the 2003 bank acquisitions plus the addition of a branch in Skippack in the first quarter of 2004, contributed significantly to the increase in costs. Other expense increased by 21.8% which reflect a substantial increase in marketing and advertising, Pennsylvania Bank Capital Shares Tax, and amortization expense of intangible assets, all of which are a function of the acquisitions. Future comparisons of these expense categories will appear more favorable as the costs related to the additional branches become reflected in the comparison time period.

The Corporation earns its revenues primarily from the margins and fees it generates from the loan and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. The Federal Reserve has begun to increase interest rates and is signaling that it will raise rates at a measured pace to a more neutral level. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value while the margin impact will vary from bank to bank based upon the structure of its balance sheet. Univest maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be materially adverse to its net interest margin.

The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. It plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objective by acquiring banks and other financial service providers in strategic markets, by increasing its marketing, public relations and advertising budgets, by establishing standards of service excellence for its customers, and by using technology to ensure that the needs of its customers are understood and satisfied.

Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data.)

The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine months ended		Change
	09/30/04	09/30/03	Amount	Percent
Net income	$16,928	$16,563	$365	2.2%
Net income per share:
Basic	1.98	1.94	0.04	2.1%
Diluted	1.94	1.92	0.02	1.0%

The first nine months of 2004 results compared to the same period of 2003 include the following significant components:

•	Net income increased due to growth in interest income on loans and a decrease in interest expense on deposits that was offset by an increase in noninterest expense.

•
Net interest income increased primarily due to growth in commercial and construction real estate loans and a decline in rate on certificates of deposits. The net interest margin experienced a slight decline to 3.7% from 3.8% even though there was increase in the net interest spread of 10 basis points.

•
Total noninterest income decreased $0.3 million or 1.6% due primarily to a $0.5 million decrease in gains on sales of loans, a direct result of a decrease in the volume of loan sales, and a $0.4 million one-time receipt, in the third quarter of 2003, of a liquidation distribution representing our membership interest in certain bank owned insurance policies. These decreases were partially offset by increase in trust fees and charges on deposit accounts.

•
Total noninterest expense grew $3.9 million or 12.7% largely due to increases in salaries and benefits and other expenses. The acquisitions of First County Bank and Suburban Community Bank in May and October 2003, respectively, contributed to these increases.

•	Univest announced a quarterly dividend increase from $.20 per share to $.25 per share, an increase of 25.0%. This represents an additional year to date payout of $1.3 million.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of Univest's average balances; the yields earned on average assets, and the cost of average liabilities for the nine months ended September 30, 2004 and 2003. Four months of averages for the acquired First County Bank are included in the September 30, 2003 average balances and no balances for Suburban Community Bank, because it was not acquired until October 2003. That is the reason for a significant portion of the increases in averages for the periods ending September 30, 2004. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

The impact of lower market rates is reflected in the following table. The average rate for almost every major category of interest-earning asset and for almost every major category of interest-bearing liability has declined or remained unchanged from September 30, 2003 to September 30, 2004. The net interest margin, which is net interest income as a percentage of average assets, declined slightly to 3.7% at September 30, 2004 compared to 3.8% at September 30, 2003.

	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL

		2004			2004/2003			2003
	Average	Income/	Avg.	Volume	Rate		Average	Income/	Avg.
ASSETS:	Balance	Expense	Rate	Change	Change	Total	Balance	Expense	Rate
Cash and due from banks	$41,092						$37,341
Time deposits with other banks	1,368	$4	0.4%	$(3)	$(11)	$(14)	2,871	$18	0.8%
U.S. Government obligations	148,173	3,480	3.1	1,138	(774)	364	110,536	3,116	3.8
Obligations of states & political subdiv.	78,749	2,690	4.6	199	—	199	72,613	2,491	4.6
Other securities	146,365	4,840	4.4	(1,548)	(1,000)	(2,548)	200,044	7,388	4.9
Federal Reserve bank stock	1,687	76	6.0	34	—	34	926	42	6.0
Federal funds sold and other
short-term investments	1,870	16	1.1	(67)	—	(67)	9,995	83	1.1
Total investments & time	378,212	11,106	3.9				396,985	13,138	4.4

Commercial loans	328,564	12,260	5.0	1,548	(1,489)	59	297,748	12,201	5.5
Real estate-commercial & construction	349,675	16,821	6.4	5,746	(703)	5,043	234,485	11,778	6.7
Real estate-residential	299,292	10,781	4.8	2,472	(2,507)	(35)	250,681	10,816	5.8
Loans to individuals	57,254	2,495	5.8	266	(545)	(279)	54,482	2,774	6.8
Municipal loans	73,256	2,149	3.9	391	(246)	145	61,566	2,004	4.3
Gross loans	1,108,041	44,506	5.4				898,962	39,573	5.9
Less: valuation reserve	(13,225)						(11,499)
Net loans	1,094,816						887,463
Property, net	19,879						16,206
Other assets	98,898						65,873
Total assets	$1,632,897						$1,403,868

LIABILITIES:
Demand deposits	$215,267						$183,157
Interest checking deposits	155,135	$145	0.1	$100	$(128)	$(28)	127,699	$173	0.2
Money market savings	250,380	1,393	0.7	417	(445)	(28)	222,390	1,421	0.9
Regular savings	223,271	487	0.3	257	(555)	(298)	184,886	785	0.6
Certificates of deposit	383,785	8,069	2.8	1,235	(4,062)	(2,827)	369,245	10,896	3.9
Time open & club accounts	15,730	134	1.1	4	(53)	(49)	17,823	183	1.4
Total time, int., and inv.
checking deposits	1,028,301	10,228	1.3				922,043	13,458	1.9
Total deposits	1,243,568						1,105,200

Federal funds purchased	9,556	102	1.4	47	5	52	4,996	50	1.3
Securities sold under
agreement to repurchase	95,635	483	0.7	91	(78)	13	77,573	470	0.8
Short term debt	24,813	238	1.3	228	1	229	1,007	9	1.2
Long term debt	54,660	1,731	4.2	395	(221)	174	44,292	1,557	4.7
Subordinated Notes	34,119	1,048	4.1	717	31	748	10,441	300	3.8
Total borrowings	218,783	3,602	2.2				138,309	2,386	2.3
Accrued expenses & other liabilities	20,013						23,378
Total liabilities	1,482,364						1,266,887

SHAREHOLDERS' EQUITY:
Common stock	49,580						49,583
Additional paid-in capital	20,912						20,912
Retained earnings	80,041						66,486
Total shareholders' equity	150,533						136,981
Total liabilities and share-
holders' equity	$1,632,897						$1,403,868

Weighted avg. yield on interest-earning assets			5.0%						5.4%
Weighted avg. rate paid on interest-bearing liabilities			1.5%						2.0%
Net interest margin			3.7%						3.8%

Interest Income

The following table presents interest income for the periods indicated:

	Nine months ended		Change
	09/30/04	09/30/03	Amount	Percent
Interest and fees on loans (taxable)	$42,357	$37,569	$4,788	12.7%
Tax-exempt interest on loans	2,149	2,004	145	7.2%
Interest on investment securities	11,086	13,037	(1,951)	(15.0%)
Other interest income	20	101	(81)	(80.2%)

	The quarter ended		Change
	09/30/04	09/30/03	Amount	Percent
Interest and fees on loans (taxable)	$14,501	$13,117	$1,384	10.6%
Tax-exempt interest on loans	760	632	128	20.3%
Interest on investment securities	3,529	4,305	(776)	(18.0%)
Other interest income	8	47	(39)	(83.0%)

The growth in interest and fees on loans is due primarily to the growth in commercial and construction real estate loans. As a result of market conditions for both the nine months ended and the quarter ended September 30, 2004, the average interest yield on this portfolio declined from 6.7% in the 2003 periods to 6.4% for the 2004 periods. This decline in yield however, was more than offset by the growth in average loan balances outstanding.

There was average loan volume growth in tax-exempt loans which offset the decline in rates, resulting in increased interest income for both the quarter and the year-to-date period. The decrease in rate is a result of market conditions.

Interest on investment securities consists mainly of interest on U.S. Government obligations, state and political subdivisions and U.S. Government Agency mortgage-backed securities. During the nine months ended September 30, 2004, approximately $47.5 million of primarily fixed-rate U.S. Government agency mortgage-backed securities were sold. These sales were offset by purchases of shorter-term U. S. Government bonds. Interest on investment securities decreased primarily due to the corporate debt securities portfolio. As a result of $25.9 million in maturities and sales of higher yielding corporate debt securities since September 30, 2003, the average interest yield on the corporate debt securities portfolio declined from 5.7% at September 30, 2003 to 3.9% at September 30, 2004 and from 5.3% to 3.7% for the quarterly periods. A decrease in the yield and a decline in the average volume created a negative variance in the interest earned year-to-date on the U.S. Government Agency mortgage-backed portfolio. A slight increase in the yield offset by a decline in the average volume created a negative variance in the interest earned during the quarter on the U.S. Government Agency mortgage-backed portfolio.

Interest on federal funds sold is the resulting daily investment activity that can be volatile in both rate and volume. Interest on federal funds sold dropped in both the nine-month and three-month periods ending September 30, 2004 due to continued decreases in average volume.

Interest Expense

The following table presents interest expense for the periods indicated:

	Nine months ended		Change
	09/30/04	09/30/03	Amount	Percent
Interest on deposits	$10,228	$13,458	$(3,230)	(24.0%)
Other interest expense	3,602	2,386	1,216	51.0%

	The quarter ended		Change
	09/30/04	09/30/03	Amount	Percent
Interest on deposits	$3,509	$4,129	$(620)	(15.0%)
Other interest expense	1,276	957	319	33.3%

The average rates paid on deposits continue to decline during 2004 throughout the banking industry. The Corporation’s average cost of deposits declined 60 basis points from 1.9% for the nine months ended September 30, 2003 to 1.3% for the nine months ended September 30, 2004 and 30 basis points from 1.7% to 1.4% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Total deposits grew in average volume in both periods but the interest cost was offset by a decrease in the average interest rate for that category.

The increase in other interest expense is mainly due to increases in subordinated notes. In April 2003, The Corporation issued $15.0 million in Subordinated Capital Notes, Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of Univest (“Trust Preferred Securities”). In August 2003, the Corporation issued $20.0 million of trust preferred securities. During the first quarter of 2004, the Corporation deconsolidated Univest Capital Trust I in accordance with FIN 46. This increased the consolidated debt from $20.0 million to $20.6 million. Interest expense on subordinated debt increased $0.7 million for the nine months ended September 30, 2004 compared to 2003 and $0.2 million for the quarterly period. Additional increases in other interest expense were contributable to volume increases in short- and long-term borrowings from the Federal Home Loan Bank of Pittsburgh.

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. Continued growing loan volumes and current economic conditions indicated the need for an increase to the reserve in 2004. The provision for the nine months ended September 30, 2004 and 2003 was $1.3 million and $0.9 million, respectively. For the quarters ended September 2004 and 2003, the provision was $0.5 million. In the first quarter of 2004, the provision expense of $0.7 million was recorded primarily due to a charge-off of $0.4 million. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance.

Noninterest Income

Noninterest income consists of trust department fee income, service charge income, commission income, net gains on sales of securities, net gains on the sale of mortgages and other miscellaneous types of income. It also includes various types of income, such as ATM fees and changes in the cash surrender value of bank-owned life insurance policies.

The following table presents noninterest income for the periods indicated:

	Nine months ended		Change
	09/30/04	09/30/03	Amount	Percent
Trust	$3,750	$3,402	$348	10.2%
Service charges on deposit accounts	4,725	4,267	458	10.7%
Commission income	3,829	3,739	90	2.4%
Net gains on sales of securities	831	794	37	4.7%
Other income	3,766	4,979	(1,213)	(24.4%)
Total noninterest income	$16,901	$17,181	$(280)	(1.6%)

	The quarter ended		Change
	09/30/04	09/30/03	Amount	Percent
Trust	$1,250	$1,107	$143	12.9%
Service charges on deposit accounts	1,784	1,483	301	20.3%
Commission income	1,208	1,184	24	2.0%
Net gains on sales of securities	246	332	(86)	(25.9%)
Other income	1,088	2,180	(1,092)	(50.1%)
Total noninterest income	$5,576	$6,286	$(710)	(11.3%)

Trust income increased in both the nine-month and three-month periods due primarily to an increase in the fees charged for trust services, as well as an increase in the market value of assets under management.

Service charges on deposit accounts grew in both periods due to the change in structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased. Commission income increased slightly.

Other noninterest income consists mainly of general fee income and other miscellaneous types of income. Other noninterest income decreased during the nine and three months periods ended September 30, 2004 compared to 2003 due to a $0.4 million one-time receipt in the third quarter of 2003 of a liquidation distribution representing our membership interest in certain bank owned insurance policies. Gains on sales of loans decreased $0.5 million for the nine months ended September 30, 2004 and $0.1 million for the three months ended September 30, 2004, compared to the same periods in 2003, a direct result of a decrease in the volume of loan sales. Mortgage servicing fees decreased $0.3 million for the nine- and three-month periods ended September 30, 2004, compared to the same periods in 2003. Other decreases in both the nine- and three-months periods included declines in fees from the card origination system generated by debit card usage and a lesser increase in the cash surrender values of bank owned life insurance policies.

Gains on Sale of Assets

Sales of mortgage loans during the nine months ended September 30, 2004 resulted in a gain of $0.2 million as compared to $0.5 million for the nine months ended September 30, 2003. For the quarters September 2004 and 2003, a gain of $15 thousand compared to $0.2 million, respectively. Sales of mortgage loans have declined during 2004 due to a decrease in the number of refinancings compared to 2003 that occurred as a result of record low mortgage rates in 2003.

During the nine months ended September 30, 2004 approximately $47.5 million of primarily fixed-rate U.S. Government agency mortgage-backed securities were sold resulting in a net gain of $0.8 million. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. During the nine months ended September 30, 2003, securities totaling approximately $56.3 million were sold from the available-for-sale portfolio resulting in a net gain of $0.8 million.

In the second quarter of 2003, the Hatfield office of Univest National Bank was consolidated into the Lansdale office due to the close geographic proximity of the two locations. On June 30, 2004, the Corporation sold the Hatfield office building for a gain of $0.2 million.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	Nine months ended		Change
	09/30/04	09/30/03	Amount	Percent
Salaries and benefits	$19,618	$18,163	$1,455	8.0%
Net occupancy	3,059	2,546	513	20.1%
Equipment	2,158	1,975	183	9.3%
Other expense	9,709	7,973	1,736	21.8%
Total noninterest expense	$34,544	$30,657	$3,887	12.7%

	The quarter ended		Change
	09/30/04	09/30/03	Amount	Percent
Salaries and benefits	$6,175	$6,225	$(50)	(0.8%)
Net occupancy	1,041	865	176	20.3%
Equipment	742	716	26	3.6%
Other expense	3,176	2,974	202	6.8%
Total noninterest expense	$11,134	$10,780	$354	3.3%

Salaries and benefits expense grew in nine-month period ended September 30, 2004 due primarily to the acquisitions of the First County Bank and Suburban Community Bank, increased health insurance expenses, vacation accrual and commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc. These increases were offset in the three-month period and partially offset the nine-month period by decreases in nonqualified pension costs and a reduction in bonus accruals.

Net occupancy expense and equipment expense both increased primarily due to additional facilities from the acquisitions.

Other expenses increased in both periods due to the bank acquisitions and are primarily in the following areas: advertising and marketing expense, public relations and community relations expense, consultant and advisory fees, postage, contributions, Pennsylvania State Capital Shares tax, and the core deposit intangible amortization expense.

Tax Provision

The provision for income taxes was $5.9 million for both the nine months ended September 30, 2004 and 2003, at effective rates of 25.9% and 26.4%, respectively. The provision for income taxes was $2.1 million for the three months ended September 30, 2004 and $2.0 million for the three months ended September 30, 2003, at effective rates of 26.2% and 25.1%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the nine-month periods of 2003 and 2004 is primarily due to an increase in the tax-exempt investment and loan income. The increase in the effective tax rates between the three-month periods of 2003 and 2004 is primarily due to higher levels of projected tax-exempt income recorded during the third quarter of 2003.

Financial Condition

Assets

Total assets decreased $18.8 million or 1.1% since December 31, 2003. The growth in loans was more than offset by the sale and maturity of securities.

The following table presents the assets for the periods indicated:

			Change
	09/30/04	12/31/03	Amount	Percent
Cash and due from banks	$38,768	$48,881	$(10,113)	(20.7%)
Interest-bearing deposits	608	1,301	(693)	(53.3%)
Investment securities	350,423	423,259	(72,836)	(17.2%)
Federal funds sold	1,851	2,528	(677)	(26.8%)
Total loans	1,136,526	1,062,382	74,144	7.0%
Reserve for loan losses	(13,192)	(12,788)	404	3.2%
Intangibles and other assets	123,397	131,605	(8,208)	(6.2%)

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

Total investments decreased primarily due to the sale of $47.5 million of securities. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility.

Loans

Total loans increased in the first nine months of 2004. Commercial loans grew steadily for an increase of $29.6 million, Construction loans increased $22.4  million, and Commercial real estate loans grew $11.6 million. Mortgage loan activity, including home equity loans, increased $3.9 million. Loans to individuals grew $6.6 million due to an increase in dealer loans and the result of recent promotions.

Intangibles and Other Assets

The $8.2 million decrease in intangibles and other assets is primarily due to $9.6 million of securities sold in December 2003, put into a receivable account then settled and paid in January 2004.

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

Total cash basis, restructured and nonaccrual loans was $10.0 million at September 30, 2004, $8.6 million at December 31, 2003 and $7.7 million at September 30, 2003 and consist mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2004 and September 30, 2003, nonaccrual loans resulted in lost interest income of $0.4 million and $0.2 million respectively. The Corporation's ratio of nonperforming assets to total loans was 1.10% as of September 30, 2004, 0.89% as of December 31, 2003 and 1.00% as of September 30, 2003.

At September 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.0 million all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.4 million. At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.6 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. At September 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.7 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. In the third quarter of 2004, one commercial real estate credit totaling $2.3 million was added to impaired loans. This credit is secured by a mortgage on commercial real estate and specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

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

The $0.4 million increase in the reserve from December 31, 2003 to September 30, 2004 occurred as increased risk associated with the commercial loan and commercial real estate portfolios more than offset lower risk identified for the retail loan portfolio. Commercial loan and commercial real estate allocation increases were primarily attributable to material loan growth together with the addition of one impaired commercial real estate loan. The increase in the reserve also reflects refinements instituted in the justification methodology and the employment of lower stress test factors due to improved grading accuracy and economic forecasts.

Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio.

The ratio of the reserve for loan losses to total loans was 1.16% at September 30, 2004 and 1.20 % at December 31, 2003.

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

The Corporation has a covenant not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life and are deductible for tax purposes. The Corporation also has goodwill of $41.1 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill which is non-deductible for tax purposes.

Liabilities

Total liabilities decreased $29.1 million or 1.9% since December 31, 2003 primarily due to the decline in deposits.

The following table presents the liabilities for the periods indicated:

			Change
	09/30/04	12/31/03	Amount	Percent
Total deposits	$1,239,063	$1,270,268	$(31,205)	(2.5%)
Short-term borrowings	129,437	129,630	(193)	(0.1%)
Long-term borrowings	90,910	87,306	3,605	4.1%
Other liabilities	22,896	24,212	(1,316)	(5.4%)

Deposits

Total deposits show a decline on the balance sheet at September 30, 2004 because some deposits of the acquired banks have left. Balance sheet presentation is the comparison to the prior year-end. The Corporation issued Brokered Certificates of Deposit of $17.1 million in the first nine months of 2004 and $10.0 million in Certificates with the Pennsylvania Local Government Investment Trust (PLGIT) during the quarter to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Corporation is not required to provide collateral on these public funds.

Borrowings

Long-term debt at September 30, 2004, includes $13.1 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $57.2 million in long-term borrowings from Federal Home Loan Bank. Also included in the Federal Home Loan Bank borrowings is a $2.6 million fair market value adjustment relating to long-term debt acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured a $15.0 million subordinated capital notes that qualifies for Tier II capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier I capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the f irst quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.

Shareholders' Equity

Total shareholders’ equity increased $10.3 million or 7.1% since December 31, 2003.

The following table presents the shareholders’ equity for the periods indicated:

			Change
	09/30/04	12/31/03	Amount	Percent
Common stock	$49,580	$49,580	$—	0.0%
Additional paid-in capital	20,912	20,912	—	0.0%
Retained earnings	121,453	111,657	9,796	8.8%
Accumulated other comprehensive income	3,169	3,497	(328)	(9.4%)
Treasury stock	(39,039)	(39,894)	(855)	(2.1%)

The increase in retained earnings is primarily the first nine months’ income offset by the dividends declared. The increase in the dividends declared represents an additional payout of $1.3 million. Treasury stock decreased slightly because options exercised were sold out of treasury. There is a buyback program in place as of September 30, 2004 that allows the Corporation to purchase an additional 235,255 shares of its outstanding common stock in the open market or in negotiated transactions.

The accumulated other comprehensive income, related to debt securities, of $3.2 million, net of taxes, has been included in shareholders' equity as of September 30, 2004. The accumulated other comprehensive income, related to debt securities, of $3.5 million, net of taxes, has been included in shareholders' equity as of December 31, 2003. Accumulated other comprehensive income related to debt securities is the difference between the book value and market value of the available-for-sale investment portfolio. The period-to-period decrease in accumulated other comprehensive income was a result of debt securities maturing, being called, or sold.

The accumulated other comprehensive income related to interest-rate swaps, of $3 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2003. Accumulated other comprehensive income related to interest-rate swaps reflects the current market value of the swap net of taxes. The interest-rate swap matured on January 7, 2004 and therefore had a minimal market value as of December 31, 2003 and no value at September 30, 2004.

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

Univest accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FAS No. 125.” As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of income of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

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

In the past, the Corporation used interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. At September 30, 2004, there were no swap agreements outstanding.

At December 31, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at December 31, 2003 expired on January 7, 2004.

There was no material impact of interest-rate swaps on net interest income for the nine months ended September 30, 2004. The impact of the interest-rate swaps on net interest income for the nine months ended September 30, 2003 was a positive $0.5 million.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation's ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and deposit withdrawals. The Corporation manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through Univest National Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $377.4 million. At September 30, 2004, Univest's outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of Univest National Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At September 30, 2004, there were $21.8 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through Univest National Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2004, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations table that follows presents, as of September 30, 2004, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for Univest National Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. Univest National Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The Commitments table that follows shows the amounts and expected maturities of significant commitments as of September 30, 2004. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are Univest National Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commercial Commitments

The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require Univest to make cash payments, including interest, over time as detailed in the table below.

Contractual Obligations

		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	To Three Years	to Five Years	Five Years
Long-term debt	$72,919	$2,891	$6,853	$1 7,184	$45,991
Subordinated capital notes	16,343	2,045	4,062	3,868	6,368
Trust preferred securities	61,805	1,428	2,856	2,856	54,665
Securities sold under agreement to repurchase	107,639	107,639	—	—	—
Other short-term borrowings	21,800	21,800	—	—	—
Time deposits	444,440	252,557	132,345	45,855	13,683
Operating leases	5,531	1,082	1,638	966	1,845
Total contractual cash obligations	$730,477	$389,442	$147,754	$70,729	$122,552

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation's exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in the table below.

Other Commercial Commitments
		Due in One	Due in One	Due in Four	Due in Over
	Total	Year or Less	to Three Years	to Five Years	Five Years
Commitments to extend credit	$438,955	$120,238	$66,748	$10,885	$241,085
Standby and commercial letters of credit	52,928	48,912	4,006	10	—
Total commercial commitments	$491,883	$169,150	$70,754	$10,895	$241,085

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

In December 2003, the Financial Accounting Standards Board issued a revision to SFAS No. 132, Employer’s Disclosures about Pension and Other Postretirement Benefits - an amendment to FASB Statements No. 87, 88, and 106. The SFAS revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88, and 106. This SFAS retains the disclosure requirements contained in SFAS 132, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

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

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2004. There has been no significant changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the quarter ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004-July 31, 2004	9,971	49.93	9,971	235,255
August 1, 2004-August 31, 2004	500	38.40	500	235,255
Sept 1, 2004-Sept 30, 2004	—	—	—	235,255
Totals	10,471	49.38	10,471	235,255

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is a net of 351,047 shares.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No Corporation stock repurchase plan or program expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases

Item 3.	Defaults upon Senior Securities--None

Item 4.	Submission of Matters to a Vote of Security Holders--None

Item 5.	Other Information--None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

3.1
Articles of Incorporation as amended through April 12, 1994 incorporated herein by reference to Exhibit 4(a) of Form S-8, File No. 333-24987, filed with the Securities and Exchange Commission (the SEC) on November 4, 1997.

3.2	Amended By-Laws of the Corporation incorporated herein by reference to Exhibit 4(b) of Form S-8, File No. 333-24987, filed with the SEC on November 4, 1997.

4.1	Specimen Copy of Common Stock is incorporated herein by reference to the 1973 Form 10-K.

11.1	Statement Re: Computation of Per Share Earnings—See Footnote 2 on Page 6 of this Form 10-Q.

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

b.	Reports on Form 8-K during the quarter ended September 30, 2004

Date of Report	Items	Description
July 28, 2004	7 and 12	Earnings Release
September 30, 2004	8 and 9	Management Succession Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA (Registrant)

Date: 10/28/04	By:	/s/ Willaim S. Aichele

Willaim S. Aichele, President and Chief Executive Officer

Date: 10/28/04	By:	/s/ Wallace H. Bieler

Wallace H. Bieler, Sr. Executive Vice President and Chief Financial Officer