Form 10-K
period 2004-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2005-03-07
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File number 0-7617
Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)
14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)
Registrant’s telephone number, including area code
(215) 721-2400
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/05

Common Stock, $5 par value	8,578,057
      The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $303,363,535 as of January 31, 2005.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 12, 2005.

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
General
      Univest Corporation of Pennsylvania, (the “Corporation”), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. Univest elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Univest National Bank and Trust Co. (The “Bank”), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation.
      The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, including the Bank. On January  18, 2003 Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Co.
      The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Delview, Inc., a wholly owned subsidiary of the Bank, is a passive investment holding company located in Delaware. Delview provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.
      Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries.
      Univest Reinsurance Corporation, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the Bank.
      Univest Delaware, Inc. is a passive investment holding company located in Delaware.
      Univest Investments, Inc., Univest Insurance, Inc. and Univest Reinsurance Corporation were formed to enhance the traditional banking and trust services provided by the Bank. Univest

Investments, Univest Insurance and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.
Employees
      As of December 31, 2004, the Corporation and its subsidiaries employed five hundred four (504) persons.
Competition
      The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts, in Bucks and Montgomery counties, as well as other financial institutions outside its primary service area.
      In competing with other banks, savings and loan associations, and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of their service area, customers and borrowers.
      Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc.
Supervision and Regulation
      The Bank is subject to supervision and is regularly examined by the Office of the Comptroller of the Currency. Also, the Bank is subject to examination by the Federal Deposit Insurance Corporation and by the Board of Governors of the Federal Reserve System (the “Board”).
      The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. The Corporation is subject to the reporting requirements of the Board, and the Corporation, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.
      The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Act provides a new regulatory framework for regulation through the financial holding company, which has the Board as its umbrella regulator. The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Act provides a federal right to privacy of non-public personal information of individual customers.
      The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”) that went into effect on July 30, 2002. The Act legislated reforms that are intended to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The bill also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and

Exchange Commission (“SEC”). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2004. The Corporation must maintain effective internal controls over time which will require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.
Credit and Monetary Policies
      The Bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the Board. An important function of the policies is to curb inflation and control recessions through control of the supply of money and credit. The Board uses its powers to regulate reserve requirements of member banks, the discount rate on member-bank borrowings, interest rates on time and savings deposits of member banks, and to conduct open-market operations in United States Government securities to exercise control over the supply of money and credit. The policies have a direct effect on the amount of bank loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that the policies have a material effect on bank earnings. Future policies of the Board and other authorities cannot be predicted, nor can their effect on future bank earnings be predicted.
      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to 5% of outstanding loans plus 0.5% of the unused credit line from the Federal Home Loan Bank of Pittsburgh.
Statistical Disclosure
      The Corporation was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, Univest acquired the outstanding stock of Union National Bank and Trust Company of Souderton and on August 1, 1990 acquired the stock of Pennview Savings Bank. Two new subsidiaries were incorporated on September 8, 1998 in the State of Delaware; Univest Delaware, Inc. and Delview, Inc. were formed as passive investment companies. Univest Delaware, Inc. is wholly owned by the Corporation; Delview, Inc. is wholly owned by Univest National Bank and Trust Co., the Bank. Univest Insurance, Inc. and Univest Investments, Inc. are wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 3, 2001 and Donald K. Martin & Company on December 13, 2004. On January 18, 2003, Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Co. The Bank acquired First County Bank on May  17, 2003 and Suburban Community Bank on October 4, 2003. Both First County Bank and Suburban Community Bank were merged into the Bank.

Item 2.	Properties
      The Corporation and its subsidiaries occupy thirty-eight properties in Montgomery and Bucks counties in Pennsylvania, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.
      The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Insurance, Inc. occupies an owned location in Montgomery County. The Bank serves the area through its twenty-nine traditional offices and seven supermarket branches that offer traditional community banking and trust services. Sixteen banking offices are located in Montgomery County, of which eleven are owned and five are leased; twenty banking offices are located in Bucks County, of which five are owned and fifteen are leased.
      Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office, offers merchants an express banking center located in the Montgomery Mall, and has five off-premise automated teller machines. The work site office and the express banking center are located in Montgomery County. Three off-premise automated teller machines are located in Montgomery County and two are located in Bucks County.

Item 3.	Legal Proceedings
      Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 4.	Submission of Matters to a Vote of Security Holders
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.
PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Corporation’s common stock is listed on NASDAQ: UVSP. The Corporation’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2004, Univest had 2,321 stockholders.
      StockTrans, Inc. serves as the Corporation’s transfer agent to assist shareholders in managing their stock. StockTrans, Inc. is located at 44 East Lancaster Avenue, Ardmore, PA. Shareholders can contact a representative by calling 610-649-7300.
Range of Market Prices
      The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions.

	High	Low

2004

January — March	$54.90	$41.50
April — June	53.00	48.04
July — September	50.49	38.75
October — December	48.41	39.82

	High	Low

2003

January — March	$33.25	$32.00
April — June	33.40	33.00
July — September	36.93	33.00
October — December	42.45	34.90
Cash Dividends Paid Per Share*

2004

January 2	$0.200
April 1	0.250
July 1	0.250
October 1	0.250

For the year 2004	$0.950

2003

January 2	$0.184
April 1	0.200
July 1	0.200
October 1	0.200

For the year 2003	$0.784

*	Per share data has been restated to give effect to a five-for-four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, distributed on February 28, 2003.
Equity Compensation Plan Information
      The following table sets forth information regarding outstanding options and shares under the equity compensation plans as of December 31, 2004:

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by security holders*	450,162	$28.64	913,300
Equity compensation plans not approved by security holders	—	—	—

*	Two shareholder approved plans “Univest 1993 Long-term Incentive Plan” and “Univest 2003 Long-term Incentive Plan.”

      The following table provides information on repurchases by the Corporation of its common stock during the year ended December 31, 2004.
Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

Jan. 1, 2004 - Jan. 31, 2004	15,900	$43.08	15,900	222,262
Feb. 1, 2004 - Feb. 28, 2004	757	53.90	757	222,562
Mar. 1, 2004 - Mar. 31, 2004	813	51.35	813	227,184
April 1, 2004 - April 30, 2004	10,134	49.03	10,134	227,184
May 1, 2004 - May 31, 2004	174	48.50	174	227,426
June 1, 2004 - June 30, 2004	2,792	50.56	2,792	234,844
July 1, 2004 - July 31, 2004	9,971	49.93	9,971	235,255
Aug. 1, 2004 - Aug. 31, 2004	500	38.40	500	235,255
Sept. 1, 2004 - Sept. 30, 2004	—	—	—	235,255
Oct. 1, 2004 - Oct. 31, 2004	13,143	40.99	13,143	235,854
Nov. 1, 2004 - Nov. 30, 2004	2,852	43.81	2,852	238,737
Dec. 1, 2004 - Dec. 31, 2004	3,292	44.17	3,292	245,758

Total	60,328		60,328

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under Univest’s current stock repurchase program is 351,047.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.
Securities and Exchange Commission Reports
      The Corporation makes available free of charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2004 to each shareholder who requests one in writing after March 31, 2005. Requests should be directed to: Wallace H. Bieler, Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

      The Corporation’s filings are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the hours of operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains the Corporation’s SEC filings electronically at www.sec.gov.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2004	2003***	2002	2001	2000

	(In thousands, except per share date)
Earnings
Interest income	$74,789	$71,965	$73,040	$79,208	$79,877
Interest expense	18,948	21,150	25,814	34,441	36,459

Net interest income	55,841	50,815	47,226	44,767	43,418
Provision for loan losses	1,622	1,000	1,303	763	205

Net interest income after provision for loan losses	54,219	49,815	45,923	44,004	43,213
Noninterest income	22,603	23,480	20,593	17,966	16,741
Noninterest expense	44,920	42,023	37,790	35,789	35,815

Net income before income taxes	31,902	31,272	28,726	26,181	24,139
Applicable income taxes	8,311	8,190	7,620	6,971	6,791

Net income*	$23,591	$23,082	$21,106	$19,210	$17,348

Financial Condition at Year End
Investments	$344,660	$425,787	$398,979	$347,922	$364,616
Net loans	1,161,081	1,049,594	814,860	788,035	729,020
Assets	1,666,957	1,657,168	1,326,631	1,261,479	1,205,480
Deposits	1,270,884	1,270,268	1,043,106	998,137	971,924
Long-term obligations	90,418	87,306	31,075	24,075	26,075
Shareholders’ equity	160,393	145,752	134,219	122,346	116,006
Per Common Share Data**
Average shares outstanding	8,561	8,541	8,625	8,846	9,104
Income before income taxes	$3.73	$3.66	$3.33	$2.96	$2.65
Applicable income taxes	0.97	0.96	0.88	0.79	0.74
Earnings per share — basic	2.76	2.70	2.45	2.17	1.91
Earnings per share — diluted	2.70	2.67	2.42	2.16	1.90
Dividends declared per share	1.000	0.800	0.736	0.656	0.586
Book value	18.70	17.05	15.70	14.01	12.86
Dividend payout ratio	37.04%	29.96%	30.41%	30.37%	30.84%
Profitability Ratios
Return on assets	1.44%	1.57%	1.65%	1.59%	1.51%
Return on equity	15.46%	16.58%	16.60%	16.01%	16.03%
Average equity to average assets	9.33%	9.49%	9.96%	9.90%	9.44%

*	The Corporation adopted Financial Accounting Standards Board Opinion No. 142 on January 1, 2002 and ceased amortizing goodwill.

**	Common Stock data has been restated to give effect to a five-for-four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, distributed on February 28, 2003.

***	The Corporation acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      (All dollar amounts presented within tables are in thousands, except per share data.)
      (Common stock data has been restated to give effect to a five-for-four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, paid on February 28, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.)
      Univest Corporation of Pennsylvania (the “Corporation”) earns its revenues primarily, through its subsidiaries, from the margins and fees it generates from the loan and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategic related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.
      The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost on interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan demand, and deposit activity. The Board of Governors of the Federal Reserve System has begun to increase interest rates and is signaling that it will raise rates at a measured pace to a more neutral level. The Corporation maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be adverse to its net interest margin. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income.
      On May 17, 2003, the Corporation completed a merger of First County Bank with and into Univest National Bank and Trust Co. (the “Bank”) in a cash transaction for $29.5 million. On October 4, 2003, the Corporation completed a merger of Suburban Community Bank with and into the Bank in a cash transaction for $24.1 million. The impact of these mergers to the consolidated balance sheets and income statements is discussed in the Financial Condition section of this Management’s Discussion and Analysis.
      The Corporation’s consolidated net income and earnings per share for 2004, 2003, and 2002 were as follows:

	For the Years Ended December 31,

	2004	2003	2002

Net income	$23,591	$23,082	$21,106
Net income per share:
Basic	2.76	2.70	2.45
Diluted	2.70	2.67	2.42

2004 versus 2003
      The 2004 results compared to 2003 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets. The net interest margin remained level at 3.8%.

•	Total noninterest income decreased by $0.9 million or 3.7% due primarily to a decrease in gains on the sales of securities.

•	Total noninterest expense increased $2.9 million or 6.9% largely due to increases in salaries and benefits expense and increases in advertising, marketing and public relations.

2003 versus 2002
      The 2003 results compared to 2002 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets. The net interest margin declined from 4.0% to 3.8% due to the increase in long-term debt from new borrowed funds, Trust Preferred Securities and Subordinated Capital Notes.

•	Total noninterest income increased by $2.9 million or 14.1% due primarily to gains on the sales of securities.

•	Total noninterest expense increased $4.2 million or 11.1% largely due to increases in salaries and benefits expense. The mergers with First County Bank and Suburban Community Bank in May and October 2003, respectively, contributed to this increase.

Net Interest Income
      Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity for the years ended December 31, 2004, 2003, and 2002. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and stable net interest margin for the Corporation.
      Net interest income increased $5.0 million in 2004 compared to 2003 and $3.6 million in 2003 compared to 2002 primarily due to increased volume of real estate-commercial and construction loans in both periods. The net interest margin, which is net interest income as a percentage of average interest-earning assets, declined from 4.0% at December 31, 2002 to 3.8% at both December 31, 2003 and 2004. The net interest spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5%, 3.4% and 3.5% at December 31, 2004, 2003 and 2002, respectively. However, the effect of net interest free funding sources of 0.3%, 0.4% and 0.5% for December 31, 2004, 2003 and 2002, respectively, has steadily declined; and represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential

	For the Years Ended December 31,

	2004			2003			2002

	Average	Income/	Avg.	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Cash and due from banks	$40,889			$38,434			$36,531
Interest-bearing deposits with other banks	1,158	$6	0.5%	2,636	$20	0.8%	6,333	$99	1.6%
U.S. Government obligations	146,930	4,563	3.1	121,208	4,345	3.6	102,253	4,544	4.4
Obligations of states & political subdivisions	78,715	3,578	4.5	74,314	3,392	4.6	57,578	2,752	4.8
Other securities	140,065	6,141	4.4	204,585	9,885	4.8	196,324	12,112	6.2
Trading account	—	—	—	—	—	—	128	2	1.6
Federal Reserve bank stock	1,687	101	6.0	1,170	70	6.0	761	46	6.0
Federal funds sold	2,542	40	1.6	8,125	90	1.1	11,084	181	1.6

Total interest-bearing deposits, investments and federal funds sold	371,097	14,429	3.9	412,038	17,802	4.3	374,461	19,736	5.3

Commercial, financial and agricultural loans	329,357	16,714	5.1	302,623	16,402	5.4	253,310	15,700	6.2
Real estate — commercial and construction loans	354,716	22,831	6.4	255,706	17,033	6.7	190,624	13,742	7.2
Real estate — residential loans	299,964	14,475	4.8	261,043	14,412	5.5	236,137	15,591	6.6
Loans to individuals	58,873	3,401	5.8	54,535	3,614	6.6	66,089	5,090	7.7
Municipal loans	75,033	2,939	3.9	63,358	2,702	4.3	61,088	3,181	5.2

Gross loans	1,117,943	60,360	5.4	937,265	54,163	5.8	807,248	53,304	6.6

Less: reserve for loan losses	(13,240)			(11,880)			(10,683)

Net loans	1,104,703			925,385			796,565

Premises and equipment, net	19,821			16,918			16,096
Other assets	99,384			74,067			52,392

Total assets	$1,635,894			$1,466,842			$1,276,045

Liabilities:
Demand deposits, non-interest bearing	$216,050			$192,354			$159,919
Interest checking deposits	154,562	$190	0.1%	132,450	$220	0.2%	113,695	$464	0.4%
Money market savings	248,908	2,172	0.9	238,421	2,066	0.9	211,253	3,380	1.6
Regular savings	221,974	646	0.3	193,294	950	0.5	155,690	2,148	1.4
Certificates of deposit	388,060	10,819	2.8	375,153	14,097	3.8	354,530	16,775	4.7
Time open & club accounts	16,950	221	1.3	17,801	229	1.3	18,857	372	2.0

Total time and interest-bearing deposits	1,030,454	14,048	1.4	957,119	17,562	1.8	854,025	23,139	2.7

Total deposits	1,246,504			1,149,473			1,013,944

Federal funds purchased	9,328	148	1.6	7,122	91	1.3	2,896	56	1.9
Securities sold under agreements to repurchase	98,735	675	0.7	80,810	616	0.8	82,219	1,082	1.3
Other short-term borrowings	19,133	249	1.3	3,353	36	1.1	959	19	2.0
Long-term debt	55,277	2,378	4.3	47,246	2,202	4.7	28,782	1,518	5.3
Subordinated notes and capital securities	33,930	1,450	4.3	16,443	643	3.9	—	—	—

Total borrowings	216,403	4,900	2.3	154,974	3,588	2.3	114,856	2,675	2.3

Accrued expenses & other liabilities	20,424			23,150			20,124

Total liabilities	1,483,331			1,327,597			1,148,924

Shareholders’ Equity:
Common stock	49,580			49,582			41,061
Additional paid-in capital	20,949			20,912			20,912
Retained earnings and other equity	82,034			68,751			65,148

Total shareholders’ equity	152,563			139,245			127,121

Total liabilities and shareholders’ equity	$1,635,894			$1,466,842			$1,276,045

Weighted average yield on interest- earning assets			5.0%			5.3%			6.2%
Weighted average rate paid on interest- bearing liabilities			(1.5)			(1.9)			(2.7)

Net interest spread			3.5			3.4			3.5
Effect of net interest-free funding sources			0.3			0.4			0.5

Net interest margin			3.8%			3.8%			4.0%

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan fees of $1.3 million for 2004, $1.3 million for 2003 and $0.7 million for 2002.
Table 1 has not been tax equated.

Table 2 — Analysis of Changes in Net Interest Income
      The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	2004/2003			2003/2002

	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total

Interest income:
Interest-bearing deposits with other banks	$(6)	$(8)	$(14)	$(28)	$(51)	$(79)
U.S. Government obligations	824	(606)	218	619	(818)	(199)
Obligations of states & political subdivisions	260	(74)	186	755	(115)	640
Other securities	(2,926)	(818)	(3,744)	522	(2,749)	(2,227)
Trading account	—	—	—	—	(2)	(2)
Federal Reserve bank stock	31	—	31	24	—	24
Federal funds sold	(91)	41	(50)	(36)	(55)	(91)

Interest on deposits, investments and federal funds sold	(1,908)	(1,465)	(3,373)	1,856	(3,790)	(1,934)

Commercial , financial and agricultural loans	1,220	(908)	312	2,728	(2,026)	702
Real estate — commercial and construction loans	6,565	(767)	5,798	4,244	(953)	3,291
Real estate — residential loans	1,890	(1,827)	63	1,419	(2,598)	(1,179)
Loans to individuals	223	(436)	(213)	(749)	(727)	(1,476)
Municipal loans	490	(253)	237	71	(550)	(479)

Interest and fees on loans	10,388	(4,191)	6,197	7,713	(6,854)	859

Total interest income	8,480	(5,656)	2,824	9,569	(10,644)	(1,075)

Interest expense:
Interest checking deposits	102	(132)	(30)	(17)	(227)	(244)
Money market savings	106	—	106	165	(1,479)	(1,314)
Regular savings	83	(387)	(304)	203	(1,401)	(1,198)
Certificates of deposit	474	(3,752)	(3,278)	513	(3,191)	(2,678)
Time open & club accounts	(8)	—	(8)	(11)	(132)	(143)

Interest on deposits	757	(4,271)	(3,514)	853	(6,430)	(5,577)

Federal funds purchased	36	21	57	52	(17)	35
Securities sold under agreement to repurchase	140	(81)	59	(55)	(411)	(466)
Other short-term borrowings	206	7	213	26	(9)	17
Long-term debt	365	(189)	176	857	(173)	684
Subordinated notes and capital securities	741	66	807	643	—	643

Interest on borrowings	1,488	(176)	1,312	1,523	(610)	913

Total interest expense	2,245	(4,447)	(2,202)	2,376	(7,040)	(4,664)

Net interest income	$6,235	$(1,209)	$5,026	$7,193	$(3,604)	$3,589

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Table 2 has not been tax equated.

Interest Income
      Interest and fees on loans increased 11.4% for the year ended December 31, 2004 compared to 2003 primarily due to a 38.7% increase in the average balance of real estate — commercial and construction loans. The average interest yield on the loan portfolio decreased from 5.8% in 2003 to 5.4% in 2004 as a result of market conditions. This decrease in yield however, was more than offset by an increase in average loan balances outstanding. The increase in average loan volume came in part from the First County Bank and Suburban Community Bank acquisitions during 2003 and in part from regular loan growth.
      Comparing 2003 to 2002, interest and fees on loans increased 1.6% primarily due to a 34.1% increase in average real estate — commercial and construction loans. The average interest yield on the loan portfolio decreased from 6.6% in 2002 to 5.8% in 2003. The average prime rate for the year ended December 31, 2003 was 4.12% compared to 4.68% for the year ended December 31, 2002. This decrease in yield, however, was more than offset by an increase in average loan balances outstanding. The increase in loan volume came in part from the First County Bank and Suburban Community Bank acquisitions during 2003 and in part from regular loan growth.
      Tax-exempt interest on loans increased 8.8% for the year ended December 31, 2004 compared to 2003 due to an 18.4% increase in volume which more than offset a 35 basis point decline in the rate. The decrease in rate is a result of market conditions. Comparing 2003 to 2002, tax-exempt interest on loans decreased 15.1% due to a 94 basis point decline in rates.
      Interest on U.S. Government obligations increased 5.0% for the year ended December 31, 2004 compared to 2003 primarily due to a 21.2% increase in volume which more than offset a 48 basis point decline in the rate. Comparing 2003 to 2002, interest on U.S. Government obligations decreased 4.4% primarily due to an 86 basis point decline in the rate which more than offset the 18.5% increase in volume. In 2003, the volume increase was offset by a decrease in the portfolio yield due to repricing through maturities, calls, and advantageous sales.
      Interest and dividends on state and political subdivisions continues to show an increasing trend from $2.8 million in 2002 to $3.4 million in 2003 and $3.6 million in 2004. The increase is a result of the Corporation’s decision to continue to grow its investments in tax-exempt securities during 2003. During 2003 and 2002, the Corporation acquired tax-exempt securities with a term of greater than ten years and at tax-equated yields substantially higher than other investment opportunities. The increase in volume more than offset the slight decline in yield for all three periods.
      The other securities category consists mainly of U.S. Government Agency mortgage-backed securities. Income on other securities declined 37.9% in 2004 compared to 2003 primarily due to the sale of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities and prepayments during 2004. Comparing 2003 to 2002, interest on other securities declined 18.4% primarily due to a 134 basis point decline in rate which more than offset the 4.2% net increase in volume, as higher yielding securities matured or were prepaid and were replaced with lower yielding securities.
      Interest on federal funds sold is income received from the daily investment of excess or unused funds. It can be volatile in both rate and volume. Interest on federal funds sold decreased in 2004 compared to 2003 due to volume decreases offsetting increases in federal funds rates. Interest on federal funds sold decreased in 2003 compared to 2002 due to declines in both average volume and the federal funds rate.

Interest Expense
      The average rates paid on deposits declined significantly during 2003 throughout the banking industry; the effects of this decline continued during 2004 as some categories flattened during 2004. The Corporation’s average cost of deposits declined 87 basis points during 2003 compared to 2002 and 47 basis point during 2004 compared to 2003. Every major category of deposits grew in average volume, with the exception of time open and club accounts, during both 2003 and 2004. The impact on interest expense of this overall increase in volume was offset by the decrease in the average interest rate for that category for 2003. During 2004, the overall increase in volume was more than offset by the impact of a 97 basis point decline in the rate on certificates of deposit.
      Interest expense on demand deposits increased 3.3% during 2004 compared to 2003 as volume increased and rates flattened. Comparing 2003 to 2002, interest expense on demand deposits decreased 40.5% as a 57 basis point decline in rates more than offset the volume increases of 14.1%.
      Interest expense on regular savings deposits decreased 32.0% during 2004 compared to 2003 and 55.8% for 2003 compared to 2002 as interest rates continued to decline.
      Interest expense on certificates of deposit and other time accounts decreased 22.9% during 2004 compared to 2003 primarily due to a 97 basis point decline in the rate on certificates of deposit. Comparing 2003 to 2002, interest expense on certificates of deposit and other time accounts decreased 16.5% primarily due to a 97 basis point decline in the rate on certificates of deposit.
      Interest expense on short-term borrowings includes interest paid on federal funds purchased and repurchase agreements. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense increased 44.3% during 2004 compared to 2003 primarily due to volume increases in these cash management accounts of 39.3%. Comparing 2003 to 2002, interest expense on short-term borrowings decreased 35.8% primarily due to a 53 basis point rate decline.
      Interest on long-term debt increased 34.6% during 2004 compared to 2003 and 87.4% during 2003 compared to 2002 primarily due to respective volume increases of 40.1% and 121.3%. These increases represent interest on higher volumes of borrowings from the Federal Home Loan Bank of Pittsburgh, the issuance of $15.0 million in Subordinated Capital Notes in 2003 and the issuance of, $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. At December 31, 2002, total long-term debt was borrowings from the Federal Home Loan Bank of Pittsburgh. Federal Home Loan Bank advances are available to expand lending.

Provision For Loan Losses
      The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The provision for the years ended December 31, 2004, 2003, and 2002 was $1.6 million, $1.0 million, and $1.3 million, respectively. Growing loan volumes and current economic conditions in addition to a $0.6 million increase in specific allowances for loan losses indicated the need for an increase to the reserve in 2004.

Noninterest Income
      Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income decreased during 2004 compared to 2003 and increased during 2003 compared to 2002 primarily due to gains on the sales of securities in 2003.

      The following table presents noninterest income for the years ended December 31, 2004, 2003 and 2002:

	For the Years Ended December 31,			2004 versus 2003		2003 versus 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

Trust fee income	$5,028	$4,629	$4,538	$399	8.6%	$91	2.0%
Service charges on deposits	6,537	5,739	5,532	798	13.9	207	3.7
Investment advisory commissions and fee income	1,907	1,908	1,824	(1)	(0.1)	84	4.6
Insurance commissions and fee income	3,068	2,949	2,683	119	4.0	266	9.9
Life insurance income	1,469	2,057	1,405	(588)	(28.6)	652	46.4
Other service fee income	2,687	2,996	2,383	(309)	(10.3)	613	25.7
Net gains on sales of securities	1,066	2,076	885	(1,010)	(48.7)	1,191	134.6
Other	841	1,126	1,343	(285)	(25.3)	(217)	(16.2)

Total noninterest income	$22,603	$23,480	$20,593	$(877)	(3.7)	$2,887	14.0

      Trust income continued to grow in 2004 from 2002; this increase was due primarily to an increase in the fees charged for trust services, as well as an increase in the market value of assets under management. Service charges on deposit accounts continued to grow in 2004 from 2002, primarily due to increases in fees received for nonsufficient funds.
      Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., remained level comparing 2004 to 2003 and increased slightly in 2003 over 2002. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2004 from 2002. Loss ratio based bonuses remained level in 2004 compared to 2003; there was approximately a $0.2 million increase in these bonuses during 2003 compared to 2002. Other insurance commissions grew approximately $0.1 million per year due to higher premiums and volume.
      Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. This growth in 2003 is attributed to a one-time receipt of a liquidation distribution representing our membership interest in certain bank owned insurance policies of $0.4 million. Excluding this one-time receipt, income remained level over all three periods.
      Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage, non-customer debt card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased in 2004 over 2003 primarily due to lower mortgage servicing fee income and a change in the fee structure for what credit card companies charge merchants for debit card usages. Other service fee income increased in 2003 over 2002 primarily due to the generation of mortgage placement income and mortgage servicing fees.
      Other noninterest income decreased in 2004 compared to 2003 and increased in 2003 compared to 2002 primarily due to higher gains on sales of mortgages in 2003 as discussed below. These fluctuations were slightly reduced by gains on sales of fixed assets in 2004 and 2002, compared to losses in 2003, also discussed below.

Gains on Sales of Assets
      Sales of $8.1 million in mortgage loans during the year ended December 31, 2004 resulted in a gain of $0.1 million as compared to sales of $41.4 million during the year ended December 31, 2003 for a gain of $0.6 million. Sales of $12.3 million in mortgage loans during the year ended December 31, 2002 resulted in a gain of $0.2 million for the year ended December 31, 2002. Higher sales in 2003 were due to the large number of refinancings as a result of record low mortgage rates.
      Net gains on sales of fixed assets was $0.2 million for the year ended December 31, 2004 compared to net losses of $0.1 million in 2003 and net gains of $0.1 million in 2002. Net gains in 2004 were primarily the result of the sale of a branch office which was in close proximity to another more favorable Bank branch location. Net losses in 2003 were primarily due to the consolidation of a supermarket branch location into an existing stand-alone branch within the same shopping center. Net gains in 2002 were primarily due to the sale of a property adjacent to a branch used primarily for parking.
      During 2004, available for sale debt and equity securities, primarily fixed-rate U.S. Government Agency mortgage-backed securities, with an amortized cost of approximately $57.1 million were sold for a net gain of $1.1 million. During 2004, mortgage-backed securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. During 2003, debt and equity securities with an amortized cost of approximately $103.0 million were sold from the available-for-sale portfolio resulting in a net gain of $2.1 million. During 2003, short-term securities were sold and the funds were reinvested in medium-term securities to take advantage of a steep yield curve. In 2002, securities totaling approximately $27.0 million were sold from the available-for-sale portfolio or matured, resulting in a net gain of $0.9 million.

Noninterest Expense
      The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
      The following table presents noninterest expense for the years ended December 31, 2004, 2003 and 2002:

	For the Years Ended
	December 31,			2004 versus 2003		2003 versus 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

Salaries and benefits	$25,360	$24,524	$21,944	$836	3.4%	$2,580	11.8%
Net occupancy	4,018	3,461	2,978	557	16.1	483	16.2
Equipment	2,854	2,763	2,281	91	3.3	482	21.1
Other	12,688	11,275	10,587	1,413	12.5	688	6.5

Total noninterest expense	$44,920	$42,023	$37,790	$2,897	6.9	$4,233	11.2

      Salaries and benefits only slightly increased in 2004 in comparison to 2003 primarily due to normal base salary pay rate increases and the full-year effect the First County Bank and Suburban Community Bank acquisitions in 2003 offset by a reduction in bonuses and pension expense. Salaries and benefits increased during 2003 compared to 2002 primarily due to the acquisitions of the First County Bank and Suburban Community Bank, increased pension and medical insurance expenses and increased commission expense generated by Univest Investments, Inc. and Univest Insurance, Inc.
      Net occupancy expense increased for the year ended December 31, 2004 in comparison to 2003 and 2002 due to additional facilities from the 2003 acquisitions. Equipment expense remained relatively flat during 2004 in comparison to 2003. Comparing 2003 to 2002, equipment expense increased primarily due to an increase in software expense.
      Other expenses increased for the year ending December 31, 2004 in comparison to 2003 primarily due to increases of approximately $0.9 million in advertising, marketing and public relations expenses. The Corporation’s targeted market area and planned allocations were expanded in 2004 primarily due to the 2003 acquisitions. Legal, advisory and consulting fees increased approximately $0.5 million primarily due to legal costs associated with loan workout and foreclosure proceedings and tax advisory costs. Other expenses increased for the year ended December 31, 2003 as compared to 2002. Capital shares tax increased $0.5 million in 2003 compared to 2002 primarily due to an increase in bank and trust company shares tax resulting from the merging of Pennview Savings Bank into the Bank in January of 2003 and the acquisitions of First County Bank and Suburban Community Bank. Other increases were due to audit and regulatory examination fees, insurance expense and the core deposit intangible amortization expense and there was a one-time NASDAQ Stock Market application fee of $0.1 million. Advertising, marketing and public relations expenses for 2003 were less than 2002 expenses due to managed allocations. These allocations were increased for the 2004 year.

Tax Provision
      The provision for income taxes was $8.3 million for the year ended December 31, 2004; $8.2 million for the year ended December 31, 2003; and $7.6 million for the year ended December 31, 2002. The provision for income taxes for 2004, 2003, and 2002 was at effective rates of 26.1%, 26.2% and 26.5%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance.

Financial Condition
      During 2004, total assets increased primarily due to loan growth partially offset by maturities and sales of investment securities. Total liabilities decreased primarily due to a reduction in borrowings as funding for loan growth was supported by proceeds from maturities and sales of investments in excess of investment purchases, available cash and current earnings. Detailed explanations follow.
ASSETS
      The following table presents assets at December 31, 2004 and December 31, 2003:

	At December 31,		2004 versus 2003

	2004	2003	$ Change	% Change

Cash, deposits and federal funds sold	$37,745	$52,710	$(14,965)	(28.4)%
Investment securities	343,502	423,259	(79,757)	(18.8)
Total loans	1,174,180	1,062,382	111,798	10.5
Reserve for loan losses	(13,099)	(12,788)	(311)	2.4
Premises and equipment	19,818	19,498	320	1.6
Intangibles	43,561	44,490	(929)	(2.1)
Cash surrender value of insurance policies	33,910	32,441	1,469	4.5
Other assets	27,340	35,176	(7,836)	(22.3)

Total assets	$1,666,957	$1,657,168	$9,789	0.6

Acquisitions
      On December 13, 2004, the Corporation acquired Donald K. Martin & Company. The acquisition will expand Univest Insurance, Inc. into the West Chester area of Pennsylvania. Donald K. Martin & Company specializes in property and casualty insurance primarily for the non-profit sector, including churches, senior communities and life communities. Univest Insurance, Inc. made an initial payment $0.2 million in January 2005 for the acquisition.

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
      Total investments decreased in 2004 compared to 2003 as proceeds from sales and maturities of $224.3 million were used to purchase $145.7 million in securities and to fund loan growth. During 2004, primarily fixed-rate mortgage-backed securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. In 2004, maturities of primarily U.S. government agency securities were replaced primarily with like securities.
Table 3 — Investment Securities
      The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,

	2004	2003	2002

U.S. Treasury, government corporations and agencies	$154,907	$157,291	$114,597
State and political subdivisions	78,178	80,159	71,248
Mortgage-backed securities	86,640	156,153	139,849
Other	23,777	29,656	69,385

Total investment securities	$343,502	$423,259	$395,079

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

	At December 31,

	2004	2004	2003	2003	2002	2002
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$33,692	2.07%	$11,352	3.84%	$29,754	4.16%
1 Year-5 Years	133,810	3.23	168,843	3.35	156,518	4.62
5 Years-10 Years	20,985	4.82	18,472	4.96	33,166	6.05
After 10 Years	155,015	4.52	224,592	4.67	175,641	5.61

Total	$343,502	3.80	$423,259	4.13	$395,079	5.15

Loans
      Total loans increased at December 31, 2004 compared to December 31, 2003 primarily due to a $42.6 million increase in commercial loans, a $32.4 million increase real estate-construction loans and a $23.9 million increase in real estate-commercial loans. Also contributing to the increase was growth in consumer loans of $11.1 million. Real estate-residential loans, which are loans secured by one- to four-family properties, were relatively flat with net growth of $1.8 million.
Table 5 — Loan Portfolio
      The following table presents the composition of the loan portfolio as of the dates indicated:

	At December 31,

	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$368,685	$326,154	$282,367	$267,638	$236,526
Real estate — commercial	337,080	313,207	203,927	195,872	168,761
Real estate — construction	101,963	69,586	36,588	34,774	39,707
Real estate — residential	300,397	298,564	243,642	226,962	214,973
Loans to individuals	66,169	55,024	58,859	73,101	79,320

Total gross loans	1,174,294	1,062,535	825,383	798,347	739,287
Unearned income	(114)	(153)	(5)	(18)	(59)

Total loans	$1,174,180	$1,062,382	$825,378	$798,329	$739,228

Table 6 — Loan Maturities and Sensitivity to Changes in Interest Rates
      The following table presents the maturity and interest rate sensitivity of the loan portfolio at December 31, 2004:

		Due in One	Due in One	Due in
		Year or	to Five	Over Five
	Total	Less	Years	Years

Commercial, financial and agricultural	$368,571	$223,565	$126,690	$18,316
Real estate — commercial	337,080	96,334	189,994	50,752
Real estate — construction	101,963	67,242	27,083	7,638
Real estate — residential	300,397	61,850	68,924	169,623
Loans to individuals	66,169	6,237	31,653	28,279

Total loans	$1,174,180	$455,228	$444,344	$274,608

Loans with fixed predetermined interest rates	$609,029	$74,516	$294,112	$240,401
Loans with variable or floating interest rates	565,151	380,712	150,232	34,207

Total loans	$1,174,180	$455,228	$444,344	$274,608

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

Asset Quality
      Performance of the entire loan portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.
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
      Total cash basis, restructured and nonaccrual loans totaled $10.1 million at December 31, 2004, $8.6 million at December 31, 2003 and $2.6 million at December 31, 2002 and consist mainly of commercial loans and real estate-commercial loans. For the years ended December 31, 2004, 2003 and 2002, nonaccrual loans resulted in lost interest income of $0.6 million, $0.4 million and $0.2 million respectively. The Corporation’s ratio of nonperforming assets to total loans and other real estate owned was 0.99% as of December 31, 2004 and 0.89% as of December 31, 2003.
      At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.1 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.7 million. Nonaccruing loans increased during 2004 due to $2.9 million in real estate-commercial loans and $1.6 million in commercial loans placed on nonaccrual status. Specific reserves of $1.1 million have been established for these loans based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Increases in nonaccruing loans in 2004 were offset by $0.8 million in charge-offs, approximately $1.0 million in paydowns, $0.6 million in loans returned to accruing status and $0.6 million in foreclosed loans carried in other real estate owned. At December 31, 2004 nonaccruing loans consisted of: $6.7 million in real estate-commercial loans and $3.3 million in commercial loans. At December 31, 2003, the recorded investment in loans considered to be impaired under SFAS No. 114 was $8.6 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.9 million. At December 31, 2003 nonaccruing loans consisted of $4.4 in commercial loans, $3.1 million in real estate-commercial loans and $1.1 million in real estate-residential loans, secured by 1-4 family dwellings.
      At December 31, 2004, management is not aware of other potential problem loans that cause serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans are dependent to a large extent on the economic environment, or specific industry problems.
      At December 31, 2004 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 5.

Table 7 — Nonaccrual, Past Due and Restructured Loans
      The following table details the aggregate principal balance of loans classified as nonaccrual, past due and restructured:

	At December 31,

	2004	2003	2002	2001	2000

Nonaccruing loans	$10,090	$8,586	$2,639	$1,617	$1,865

Accruing loans 90 days or more past due:
Real estate loans:
Secured by 1-4 family dwellings	$543	$661	$132	$128	$138
Commercial and industrial loans	31	3	520	3	—
Loans to individuals	353	217	228	186	208

Total accruing loans, 90 days or more past due	$927	$881	$880	$317	$346

Restructured loans, not included above	$—	$—	$—	$—	$—

Other real estate owned	$607	$—	$—	$—	$—

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
      The reserve for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors, which, in management’s opinion, deserve recognition in estimating loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.

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

	At December 31,

	2004	2003	2002

Allocated	$12,181	$12,087	$9,246
Unallocated	918	701	1,272

Total	$13,099	$12,788	$10,518

      The $0.1 million increase in the allocated portion of the reserve for the year ended December 31, 2004 was the result of a $0.8 million increase in specific reserves, primarily on impaired real estate-commercial loans, partially offset by a $0.6 million reduction on homogeneous loan pools such as loans to individuals. The reduction in homogeneous loans pool reserves were due to more favorable trends in recent historical loss experience and reserve methodology adjustments. The $0.2 million increase in the unallocated position is a result of the improved loan grade migration of the homogeneous loan pools. Analysis of unallocated adequacy is based on a stress-testing model assessing loan grade migration as influenced by economic conditions and grading accuracy.
      The total reserve for loan losses increased $2.3 million for the year ended December 31, 2003 primarily due to the reserve acquired as part of the acquisitions of First County Bank and Suburban Community Bank which added $2.1 million to the reserve. The $2.8 million increase in the allocated portion of the reserve for the year ended December 31, 2003 occurred as increased risk associated with the commercial loan portfolio more than offset lower risk identified for the retail loan portfolio. The number of impaired credits increased year over year and the associated specific reserves increased $1.4 million, almost entirely due to one commercial credit. The favorable impact of commercial real estate loan grade migrations nearly matched additional allocation requirements related to weaker commercial loan portfolio quality. Retail loan allocations decreased primarily due to material improvement in past due and loss experience. The $0.6 million reduction in the unallocated position reflects unfavorable loan grade migration of the commercial portfolio.
      Management believes that both the allocated and unallocated portions of the reserve are maintained at a level that is adequate to absorb losses in the loan portfolio.

Table 9 — Summary of Loan Loss Experience
      The following table presents average loans and summarizes loan loss experience for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

Average amount of loans outstanding	$1,117,943	$937,265	$807,248	$761,640	$717,749
Loan loss reserve at beginning of period	$12,788	$10,518	$10,294	$10,208	$10,704
Charge-offs:
Real estate loans	382	—	54	12	156
Commercial and industrial loans	894	965	1,185	602	794
Loans to individuals	468	374	535	603	423

Total charge-offs	1,744	1,339	1,774	1,217	1,373

Recoveries:
Real estate loans	86	45	367	143	98
Commercial and industrial loans	146	326	182	223	463
Loans to individuals	201	155	146	174	111

Total recoveries	433	526	695	540	672

Net charge-offs	1,311	813	1,079	677	701
Additions to loan loss reserve	1,622	1,000	1,303	763	205
Additions to loan loss reserve as a result of acquisitions	—	2,083	—	—	—

Loan loss reserve at end of period	$13,099	$12,788	$10,518	$10,294	$10,208

Ratio of net charge-off to average loans	.12%	.09%	.13%	.09%	.10%

      The following table summarizes the allocation of the allowance for loan losses and the percentage of loans in each major loan category to total loans at December 31, 2004, 2003, 2002, 2001 and 2000:

	At December 31,

	2004		2003		2002		2001		2000

Real estate loans	$4,887	63.0%	$3,970	64.1%	$3,777	58.7%	$3,515	57.3%	$2,370	57.3%
Commercial and industrial loans	6,945	31.4%	7,258	30.7%	4,344	34.2%	3,939	33.5%	4,848	32.0%
Loans to individuals	349	5.6%	859	5.2%	1,125	7.1%	1,466	9.2%	1,412	10.7%
Unallocated portion	918	—	701	—	1,272	—	1,374	—	1,578	—

Total	$13,099	100.0%	$12,788	100.0%	$10,518	100.0%	$10,294	100.0%	$10,208	100.0%

      The ratio of the reserve for loan losses to total loans was 1.1% at December 31, 2004 and 1.2% at December 31, 2003.

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
      The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation) and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $0.6 million for the year ended December 31, 2004, $0.4 million for the year ended December 31, 2003, and $0.3 million for the year ended December 31, 2002. The Corporation also has goodwill of $40.8 million, which is deemed to be an indefinite intangible asset and will not be amortized. In connection with the 2003 acquisitions of First County Bank and Suburban Community Bank, the Corporation initially recorded $34.9 million of goodwill which was adjusted for unrecorded deferred taxes during 2004 to $34.6 million.
LIABILITIES
      The following table presents liabilities at December 31, 2004 and December 31, 2003:

	At December 31,		2004 versus 2003

	2004	2003	$ Change	% Change

Deposits	$1,270,884	$1,270,268	$616	—%
Borrowings	212,360	216,936	(4,576)	(2.1)
Other liabilities	23,320	24,212	(892)	(3.7)

Total liabilities	$1,506,564	$1,511,416	$(4,852)	(0.3)

Deposits
      Total deposits remained relatively level at December 31, 2004 compared to December 31, 2003. During 2004 the Bank issued Brokered Certificates of Deposit of $12.1 million and $35.0 million in Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, Univest National Bank is not required to provide collateral on these public funds. Deposit growth resulting from the issuance of Brokered and PLGIT certificates was partially offset by attrition of deposits acquired through the 2003 acquisitions of First County Bank and Suburban Community Bank. Average deposit growth for the years ended December 31, 2004 compared to 2003 was primarily due to 2003 acquisitions. The issuance of Brokered and PLGIT certificates of deposit contributed to $12.3 million of the average deposit growth in 2004.
Table 10 — Deposits
      The following table summarizes the average amount of deposits for the years indicated:

	For the Years Ended December 31,

	2004	2003	2002

Noninterest-bearing demand deposits	$216,050	$192,354	$159,919
Interest checking	154,562	132,450	113,695
Money market savings	248,908	238,421	211,253
Saving deposits	221,974	193,294	155,690
Time deposits	405,010	392,954	373,387

Total average deposits	$1,246,504	$1,149,473	$1,013,944

      The following table summarizes the maturities of certificates of deposit and other time deposits with balances of $100 thousand or more at December 31, 2004:

	Due 3 Months	Due 3-6	Due 6-12	Due Over
	or Less	Months	Months	12 Months

Certificates of deposit	$42,835	$5,261	$17,999	$33,681
Other time deposits	8,723	3,498	596	—

Borrowings
      Long-term debt increased $4.0 million during 2004 primarily due to advances from the Federal Home Loan Bank. Short-term borrowings decreased $7.7 million during 2004 primarily due to decreases in Federal funds purchased. In May 2003, the Corporation issued $15.0 million in Subordinated Capital Notes, payments of $1.5 million were made on these notes in 2004; the subordinated capital notes qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of Trust Preferred Securities that qualify for Tier 1 capital status. The proceeds from these transactions were used to support the future growth of the Corporation and its banking subsidiary and for general corporate purposes. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a consequence of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.
Table 11 — Short Term Borrowings
      The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2004	2003	2002

Balance at December 31	$104,442	$100,630	$88,347
Weighted average interest rate at year end	0.7%	0.6%	1.0%
Maximum amount outstanding at any month’s end	$117,664	$100,630	$102,993
Average amount outstanding during the year	$98,735	$80,810	$82,219
Weighted average interest rate during the year	0.7%	0.8%	1.3%

Shareholders’ Equity
      The following table presents the shareholders’ equity at December 31, 2004 and 2003:

	At December 31,		2004 versus 2003

	2004	2003	$ Change	% Change

Common stock	$49,580	$49,580	$—	—%
Additional paid-in capital	21,632	20,912	720	3.4
Retained earnings	125,772	111,657	14,115	12.6
Accumulated other comprehensive income	2,187	3,497	(1,310)	(37.5)
Treasury stock	(38,778)	(39,894)	1,116	(2.8)

Total shareholders’ equity	$160,393	$145,752	$14,641	10.0

      Shareholders’ equity increased December 31, 2004 compared to December 31, 2003 primarily due to net income of $23.6 million partially offset by the declaration of dividends of $8.6 million. Treasury stock decreased as treasury shares were used in exercises of stock options. There is a buyback program in place which as of December 31, 2004 allows the Corporation to purchase an additional 245,758 shares of its outstanding common stock in the open market or in negotiated transactions.

      Accumulated other comprehensive income related to debt securities is primarily the difference between the book value and market value of the available-for-sale investment portfolio. The year-to-year decrease in accumulated other comprehensive income was caused by the decline in the portfolio yield as a result of debt securities maturing, being called, or sold. As these securities were replaced with new securities purchased at market rates, the difference between the book value and market value of this portfolio declined. Additionally during 2004, available for sale debt and equity securities, primarily fixed-rate U.S. Government Agency mortgage-backed securities, totaling approximately $57.1 million were sold for a net gain of $1.1 million.
      The accumulated other comprehensive income related to interest-rate swaps, net of taxes, included in shareholders’ equity at December 31, 2003 was $3.0 thousand. Accumulated other comprehensive income related to interest-rate swaps reflects the current market value of the swap net of taxes. The interest-rate swap matured on January 7, 2004.

Capital Adequacy
      Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation had a Tier 1 capital ratio of 10.6% and total risk-based capital ratio of 12.4% at December 31, 2004. At December 31, 2003, the Corporation had a Tier 1 capital ratio of 10.0% and total risked-based capital ratio of 12.0%. These ratios declined during the year as a result of the bank acquisitions, yet continue to place the Corporation in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 17 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.
      In April 2003 the Corporation secured $15.0 million in subordinated capital notes that qualifies for Tier 2 capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status.

Critical Accounting Policies
      Management, in order to prepare the Corporation’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies.
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
      Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of First County Bank, Pennview Savings Bank, Suburban Community Bank, Univest Investments, Inc. and Univest Insurance, Inc. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.
      The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.
      The Corporation accounts for mortgage servicing rights for mortgages it originated but subsequently sold in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FAS No. 125.” As such, the value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require a change in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.
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

Asset/ Liability Management
      The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-

bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates.
      The Corporation uses both an interest-sensitivity gap analysis and a simulation model to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.
      The Corporation had used interest-rate swap agreements that convert a portion of its floating rate commercial loans to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. At December 31, 2004 the Corporation had no swaps outstanding.
      At December 31, 2003, the total notional amount of “Pay Floating, Receive Fixed” swaps outstanding was $10.0 million. The net payable or receivable from interest-rate swap agreements is accrued as an adjustment to interest income. The $10.0 million in notional amount of interest-rate swaps outstanding at December 31, 2003 expired on January 7, 2004.
      There was no material impact of interest-rate swaps on net interest income for the year ended December 31, 2004. The impact of the interest-rate swaps on net interest income for the year ended December 31, 2003 was a positive $0.5 million. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2003, the market value of interest-rate swaps in a favorable position was $5 thousand and there were no interest-rate swaps with a market value in an unfavorable position. Credit risk exists because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement.

Credit Risk
      Extending credit exposes the Corporation to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. The Corporation manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent.
      The loan review department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists.
      The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Eastern Pennsylvania market area and are secured by developed real estate at conservative loan-to-value ratios and often by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.
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
      The Corporation originates fixed-rate and adjustable-rate residential mortgage loans that are secured by the underlying 1- to 4-family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.
      The Corporation closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact all borrowers. If collection attempts fail, the Corporation will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Corporation. The Corporation monitors delinquency trends and past due reports are submitted to the Board of Directors.

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

Sources of Funds
      Core deposits and cash management repurchase agreements (“Repos”) have historically been the most significant funding sources for the Corporation. These deposits and Repos are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, thrifts, mutual funds, security dealers and others.
      The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.
      The Corporation, through the Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh (“FHLB”) with a maximum borrowing capacity of approximately $373.9 million. At December 31, 2004, outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
      The Corporation maintains federal fund lines with several correspondent banks totaling $70.0 million. At December 31, 2004, there was $17.5 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.
      The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2004, the Corporation had no outstanding borrowings under this line.

Cash Requirements
      The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
      The table also shows the amounts and expected maturities of significant commitments as of December 31, 2004. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Banks most significant commitment in both the under and over one year time periods.
      In 2003, the Corporation made investments in bank acquisitions requiring cash outlays of $51.6 million. These cash outlays to invest in income producing businesses are discretionary and may not be typical of the Corporation’s regular cash requirements.

Contractual Obligations and Commitments
      The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/ liability management, to fund acquisitions and to meet required capital needs. These obligations require the Corporation to make cash payments over time as detailed in the table below.
      The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit and forward contracts. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.
      The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in Table 12.
      Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk.

      For further information regarding the Corporation’s commitments, refer to Footnote 14 of the Consolidated Financial Statements, herein.
Table 12 — Contractual Obligations
      The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2004:

	Payments Due by Period

		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years

Long-term debt(a)	$70,252	$2,891	$6,817	$21,797	$38,747
Subordinated capital notes(b)	15,863	2,091	4,077	3,818	5,877
Trust preferred securities(c)	50,929	1,054	2,107	2,107	45,661
Securities sold under agreement to repurchase(d)	104,444	104,444	—	—	—
Other short-term borrowings(e)	17,500	17,500	—	—	—
Time deposits(f)	454,420	266,836	139,370	41,062	7,152
Operating leases	7,381	1,319	1,928	1,309	2,825
Standby and commercial letters of credit	58,368	48,858	9,500	10	—
Forward contracts	318	318	—	—	—
Commitments to extend credit	444,162	110,848	94,244	12,911	226,159

Total contractual obligations	$1,223,637	$556,159	$258,043	$83,014	$326,421

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.
(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.
(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date is in 2008, the Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs.
(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.
(e)	At December 31, 2004 all short-term borrowings consisted of federal funds purchased. Federal funds purchased are due for repayment the next business day; consequently, the interest expense associated with the borrowing is for one day.
(f)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

Recent Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated its Capital Trust in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand.
      In December 2004, the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Footnote 1 of the Consolidated Financial Statements, herein. The Corporation does not anticipate recording expense significantly different than what is presented in Footnote 1; although actual expense recorded in 2005 under the transition method will be approximately $185 thousand which equates to six months of stock-based compensation expense, net of allowable tax benefits. Future grants and unvested forfeitures of prior grants may alter this projected number.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending and deposit taking activities, the Corporation is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. The Corporation’s Asset/ Liability Management Committee (“ALMC”) manages interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.
      The Corporation uses both an interest-rate sensitivity gap analysis and a simulation model to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is permitted to use interest-rate swaps and interest-rate caps/ floors with indices that correlate to on-balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate based on the Corporation’s current economic outlook. The effect of the interest-rate swaps that the Bank uses to reduce its earnings volatility due to rate risk is also included in the results of the simulation.
      At December 31, 2004, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 1.8% less than it would be if market rates would remain unchanged. At December 31, 2003, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.1% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 2.8% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/ Liability Management, Liquidity” and Table 13.

Table 13 — Interest Sensitivity Analysis
      Interest Sensitivity Analysis at December 31, 2004:

	Within		Over
	1 Year	1-5 Years	5 Years

Rate Sensitive Interest Earning Assets:
Federal funds sold	$1,158	$—	$—
Investment securities	39,787	148,871	155,555
Loans	583,671	494,404	96,105

	624,616	643,275	251,660

Rate Sensitive Liabilities:
Interest bearing deposits	534,881	511,447	6,146
Borrowed funds	71,992	98,526	41,842
Net noninterest-bearing funds(a)	—	—	254,717

	606,873	609,973	302,705

Excess interest-earning assets (liabilities)	$17,743	$33,302	$(51,045)

Cumulative excess interest-earning assets (liabilities)	$17,743	$51,045	$—

Notes:

(a)	Net noninterest-bearing funds is the sum of noninterest bearing liabilities and shareholders’ equity minus noninterest earning assets.

Item 8.	Financial Statements and Supplementary Data
      The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
The Board of Directors
Univest Corporation of Pennsylvania:
      We have audited the accompanying consolidated balance sheet of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002, were audited by other auditors whose report thereon dated February 23, 2004, expressed an unqualified opinion on those statements.
      We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
March 2, 2005
Philadelphia, Pennsylvania

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Cash and due from banks	$35,876	$48,881
Interest-bearing deposits with other banks	711	1,301
Investment securities held-to-maturity (market value $40,146 and $35,627 at December 31, 2004 and 2003, respectively)	40,000	35,019
Investment securities available-for-sale	303,502	388,240
Federal funds sold	1,158	2,528
Loans	1,174,180	1,062,382
Less: Reserve for loan losses	(13,099)	(12,788)

Net loans	1,161,081	1,049,594

Premises and equipment, net	19,818	19,498
Goodwill, net of accumulated amortization of $2,845 at December 31, 2004 and 2003	40,794	41,137
Other intangibles, net of accumulated amortization of $3,229 and $2,643 at December 31, 2004 and 2003, respectively	2,767	3,353
Cash surrender value of insurance policies	33,910	32,441
Accrued interest and other assets	27,340	35,176

Total assets	$1,666,957	$1,657,168

LIABILITIES
Demand deposits, noninterest bearing	$218,410	$225,692
Demand deposits, interest bearing	407,045	428,684
Savings deposits	214,588	216,660
Time deposits	430,841	399,232

Total deposits	1,270,884	1,270,268

Securities sold under agreements to repurchase	104,442	100,630
Other short-term borrowings	17,500	29,000
Accrued expenses and other liabilities	23,320	24,212
Long-term debt	57,049	53,056
Subordinated notes	12,750	14,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,000

Total liabilities	1,506,564	1,511,416

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2004 and 2003 and 9,916,062 and 9,916,062 shares issued at December 31, 2004 and 2003 and 8,575,618 and 8,546,418 shares outstanding at December 31, 2004 and 2003, respectively	49,580	49,580
Additional paid-in capital	21,632	20,912
Retained earnings	125,772	111,657
Accumulated other comprehensive income	2,187	3,497
Treasury stock, at cost; 1,340,444 shares and 1,369,645 shares at December 31, 2004 and 2003, respectively	(38,778)	(39,894)

Total shareholders’ equity	160,393	145,752

Total liabilities and shareholders’ equity	$1,666,957	$1,657,168

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Interest income
Interest and fees on loans:
Taxable	$57,421	$51,461	$50,123
Exempt from federal income taxes	2,939	2,702	3,181

Total interest and fees on loans	60,360	54,163	53,304

Interest and dividends on investment securities:
U.S. Government obligations	4,563	4,345	4,544
Obligations of state and political subdivisions	3,578	3,392	2,752
Other securities	6,242	9,955	12,160
Interest on time deposits with other banks	6	20	99
Interest on federal funds sold and term federal funds	40	90	181

Total interest income	74,789	71,965	73,040

Interest expense
Interest on demand deposits	2,362	2,286	3,844
Interest on savings deposits	646	950	2,148
Interest on time deposits	11,040	14,326	17,147
Interest on long-term debt	3,828	2,845	1,504
Interest on short-term debt	1,072	743	1,171

Total interest expense	18,948	21,150	25,814

Net interest income	55,841	50,815	47,226
Provision for loan losses	1,622	1,000	1,303

Net interest income after provision for loan losses	54,219	49,815	45,923

Noninterest income
Trust fee income	5,028	4,629	4,538
Service charges on deposit accounts	6,537	5,739	5,532
Investment advisory commission and fee income	1,907	1,908	1,824
Insurance commission and fee income	3,068	2,949	2,683
Life insurance income	1,469	2,057	1,405
Other service fee income	2,687	2,996	2,383
Net gains on sales of securities	1,066	2,076	885
Other	841	1,126	1,343

Total noninterest income	22,603	23,480	20,593

Noninterest expense
Salaries and benefits	25,360	24,524	21,944
Net occupancy	4,018	3,461	2,978
Equipment	2,854	2,763	2,281
Other	12,688	11,275	10,587

Total noninterest expense	44,920	42,023	37,790

Income before income taxes	31,902	31,272	28,726
Applicable income taxes	8,311	8,190	7,620

Net income	$23,591	$23,082	$21,106

Net income per share:*
Basic	$2.76	$2.70	$2.45
Diluted	$2.70	$2.67	$2.42

*	Per share data has been restated to give effect to a five-for-four stock split in the of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, distributed on February 28, 2003.
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-In	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total

	(In thousands, except share data)
Balance at December 31, 2001	7,020,944	$3,070	$41,037	$20,912	$90,454	$(33,127)	$122,346
Comprehensive Income:
Net Income for 2002					21,106		21,106
Other comprehensive income, net of income taxes of $2,228:
Unrealized gain on investment securities available-for-sale		4,147					4,147
Unrealized gain on swaps		23					23

Total comprehensive income							25,276

Five-for-four stock split	1,709,901		8,550		(8,550)		—
Cash dividends declared ($0.736 per share)*					(6,354)		(6,354)
Stock issued under dividend reinvestment and employee stock purchase plans	36,645				(16)	1,365	1,349
Exercise of stock options	29,780				(324)	1,116	792
Acquisition of treasury stock	(247,768)					(9,190)	(9,190)

Balance at December 31, 2002	8,549,502	7,240	49,587	20,912	96,316	(39,836)	134,219
Comprehensive Income:
Net Income for 2003					23,082		23,082
Other comprehensive income, net of income tax benefit of $(2,412):
Unrealized losses on investment securities available-for-sale		(3,421)					(3,421)
Unrealized losses on swaps		(322)					(322)

Total comprehensive income							19,339

Cash paid in lieu of fractional shares	(390)		(7)		(9)		(16)
Cash dividends declared ($0.80 per share)*					(6,832)		(6,832)
Stock issued under dividend reinvestment. and employee stock purchase plans	51,543				(18)	1,819	1,801
Exercise of stock options	65,726				(882)	2,365	1,483
Acquisition of treasury stock	(119,963)					(4,242)	(4,242)

Balance at December 31, 2003	8,546,418	3,497	49,580	20,912	111,657	(39,894)	145,752
Comprehensive Income:
Net Income for 2004					23,591		23,591
Other comprehensive income, net of income tax benefit of $(700):
Unrealized losses on investment securities available-for-sale		(1,307)					(1,307)
Unrealized gains and (losses) on swaps		(3)					(3)

Total comprehensive income							22,281

Cash dividends declared ($1.00 per share)					(8,560)		(8,560)
Stock issued under dividend reinvestment and employee stock purchase plans	44,112				(24)	1,991	1,967
Exercise of stock options	45,416			720	(892)	1,865	1,693
Acquisition of treasury stock	(60,328)					(2,740)	(2,740)

Balance at December 31, 2004	8,575,618	$2,187	$49,580	$21,632	$125,772	$(38,778)	$160,393

*	Per share data has been restated to give effect to a five-for-four stock split in the form of a dividend declared on January 22, 2003 to shareholders of record as of February 7, 2003, distributed on February 28, 2003.
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$23,591	$23,082	$21,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,622	1,000	1,303
Depreciation of premises and equipment	1,995	1,850	1,747
Premium amortization (discount accretion) on investment securities	174	563	(154)
Amortization and fair market adjustments on intangibles	579	424	310
Premium accretion on deposits and long-term debt	(1,170)	(654)	—
Deferred income tax expense	286	64	247
Realized gains on investment securities	(1,066)	(2,076)	(885)
Realized gains on sales of mortgages	(113)	(553)	(169)
(Decrease) increase in net deferred fees and amortization of loan premiums	281	739	132
Deconsolidation of capital trust	619	—	—
Decrease (increase) in interest receivable and other assets	6,717	(13,437)	(752)
(Decrease) increase in accrued expenses and other liabilities	(910)	(4,984)	843

Net cash provided by operating activities	32,605	6,018	23,728

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	—	(51,621)	—
Proceeds from maturing securities held-to-maturity	75,027	46,532	64,634
Proceeds from maturing securities available-for-sale	91,166	142,466	78,358
Proceeds from sales of securities available-for-sale	58,125	105,065	27,890
Purchases of investment securities held-to-maturity	(79,914)	(12,608)	(23,535)
Purchases of investment securities available-for-sale	(65,765)	(285,742)	(187,165)
Decrease in interest-bearing deposits	590	15,612	14,990
Net decrease (increase) in federal funds sold	1,370	19,985	(3,836)
Proceeds from sales of mortgages	8,255	41,903	12,509
Net increase in loans	(121,532)	(117,866)	(40,600)
Capital expenditures	(2,315)	(5,962)	(1,758)

Net cash used in investing activities	(34,993)	(102,236)	(58,513)

Cash flows from financing activities:
Net increase in deposits	1,279	44,836	44,969
Net increase (decrease) in short-term borrowings	(7,688)	31,806	(2,098)
Issuance of long-term debt	7,500	5,000	7,000
Repayment of long-term debt	(3,000)	(4,000)	—
Issuance of subordinated debt	—	15,000	—
Repayment of subordinated debt	(1,500)	(750)	—
Issuance of trust preferred securities	—	20,000	—
Purchases of treasury stock	(2,740)	(4,242)	(9,190)
Stock issued under dividend reinvestment and employee stock purchase plans	1,967	1,801	1,349
Proceeds from exercise of stock options	1,693	1,483	792
Cash dividends	(8,128)	(6,714)	(6,265)

Net cash provided by (used in) financing activities	(10,617)	104,220	36,557

Net increase (decrease) in cash and due from banks	(13,005)	8,002	1,772
Cash and due from banks at beginning of year	48,881	40,879	39,107

Cash and due from banks at end of year	$35,876	$48,881	$40,879

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$22,459	$20,896	$26,615
Income taxes	$7,150	$8,576	$7,724
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements
(All dollar amounts presented are in thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies

Organization
      Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance and Univest Reinsurance Corporation, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves the Montgomery and Bucks counties of Pennsylvania through 36 banking offices and provides banking and trust services to the residents and employees of 12 retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Realty Corporation, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investment Securities
      Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The net unrealized gain

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
on available-for-sale securities included in accumulated other comprehensive income was $2,187 and $3,494 at December 31, 2004 and December 31, 2003, respectively.
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
      When a loan, including a loan impaired under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against other expense. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.
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

Derivative Financial Instruments
      The Corporation may use interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. The Corporation accounts for its interest-rate swap contracts in compliance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. When the effectiveness of the hedge can be established and adequately documented at the inception of the derivative contract, the change in market value of the swap is recorded on the balance sheet of the Corporation but only the accrued payments due under the contract for the current period are passed through the statement of operations. To ensure effectiveness, the Corporation performs an analysis to ensure that changes in fair value or cash flow of the derivative correlates to the equivalent changes in the loans being hedged. Related fees, if any, are deferred and amortized on a straight-line basis over the life of the

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
swap, which corresponds to the estimated life of the asset being hedged. Interest-rate differentials to be paid or received as a result of interest-rate swap agreements are accrued and recognized as an adjustment of interest income related to the designated floating-rate loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. Should the Corporation be unable to document the effectiveness of all or part of the cash flow hedge, the change in market value of the ineffective part of the instrument will need to be marked-to-market through the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. At December 31, 2004, the Corporation had no swaps.

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

Premises and Equipment
      Land is stated at cost, and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets (bank premises and improvements —

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
average life 25 years; furniture — average life 10 years; and equipment — average life of 3 to 5 years).

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

Stock Options
      The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. The Corporation originally choose not adopt SFAS No. 123, “Accounting for Stock-Based-Compensation” (“FAS No. 123”, which was revised in December 2004 and will require mandatory adoption during the third quarter of 2005 as discussed under “Recent Accounting Pronouncement” of this footnote. The Corporation has adopted SFAS No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (“SFAS No. 148”). The following table provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.
      Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	For the Years Ended December 31,

	2004	2003	2002

Net income, as reported	$23,591	$23,082	$21,106
Less pro forma expense related to stock options	578	574	539

Pro forma net income	$23,013	$22,508	$20,567

Basic earnings per share:
As reported	$2.76	$2.70	$2.45

Pro forma	$2.69	$2.64	$2.38

Diluted earnings per share:
As reported	$2.70	$2.67	$2.42

Pro forma	$2.64	$2.60	$2.36

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      Significant assumptions used to calculate the above and the resulting fair values are as follows:

	2004*	2003	2002

Expected option life in years	—	8	4
Risk free interest rate	—	3.04%	2.82%
Expected dividend yield	—	2.11%	2.26%
Expected volatility	—	.142	.219
Fair value of options	—	$6.77	$5.89

*	There were no options granted in 2004.
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

Dividend Reinvestment and Employee Stock Purchase Plans
      The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,312,500 shares of common stock and the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 656,250 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period.
      During 2004 and 2003, 38,722 and 46,488 shares, respectively, were issued under the Reinvestment Plan, with 921,773 shares available for future purchase as of December 31, 2004. During 2004 and 2003, 5,386 and 5,051 shares, respectively, were issued under the Purchase Plan, with 599,533 shares available for future purchase as of December 31, 2004.

Income Taxes
      Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)

Intangible Assets
      On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the initial measurement and subsequent recording of goodwill and intangible assets. The Corporation acquired intangible assets in connection with the acquisitions of Pennview Savings Bank, Univest Investments, Inc., Univest Insurance, Inc., First County Bank and Suburban Community Bank that include goodwill, a covenant not to compete and core deposit intangibles. In accordance with the adoption of SFAS No. 142, goodwill is no longer amortized. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenant not to compete is being amortized over the five year contractual life.
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
      The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.
      The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation accrues the costs associated with providing these benefits during the active service periods of employees in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”).

Statement of Cash Flows
      The Corporation has defined those items included in the caption “Cash and due from banks” as cash and cash equivalents.

Trust Assets
      Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

Stock Split
      On January 22, 2003, the Corporation’s board of directors declared a five-for-four stock split in the form of a dividend distributed on February 28, 2003 to all shareholders of record as of February 7, 2003. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

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

Comprehensive Income
      Unrealized gains or losses on the Corporation’s available-for-sale securities and cash flow hedges are included in comprehensive income.
      The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,

	2004	2003	2002

Net income	$23,591	$23,082	$21,106
Unrealized gain/(loss) on cash flow hedges	(3)	(322)	23
Unrealized gain/(loss) on available-for-sale investment securities	(614)	(2,072)	4,722
Less: reclassification adjustment for gains realized in net income	693	1,349	575

Total comprehensive income	$22,281	$19,339	$25,276

Recent Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated its Capital Trust in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand.
      In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in this footnote under “Stock Options.” The Corporation does not anticipate recording expense significantly different than what is presented within this footnote; although actual expense recorded in 2005 under the transition method will be approximately $185 thousand which equates to six months of stock-based compensation expense, net of allowable tax benefits. Future grants and unvested forfeitures of prior grants may alter this projected number.
Note 2.     Restrictions on Cash and Due from Bank Accounts
      The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2004 was $5,548 and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $858 at December 31, 2004 and $1,028 at December 31, 2003.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
Note 3.     Investment Securities
      The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2004 and 2003, by maturity within each type:

	December 31, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
U.S. Treasury, government corporations and agencies obligations:
Within 1 year	$23,092	$16	$—	$23,108	$5,600	$62	$—	$5,662
1 to 5 years	9,999	—	(232)	9,767	11,098	49	(192)	10,955

	33,091	16	(232)	32,875	16,698	111	(192)	16,617

State and political subdivisions:
Within 1 year	—	—	—	—	1,110	6	—	1,116
1 to 5 years	—	—	—	—	480	3	—	483
Over 10 years	1,154	56	—	1,210	1,154	79	—	1,233

	1,154	56	—	1,210	2,744	88	—	2,832

Mortgage-backed securities:
1 to 5 years	455	19	—	474	449	21	—	470
5 to 10 years	1,713	85	—	1,798	2,693	139	—	2,832
Over 10 years	3,038	201	—	3,239	5,260	332	—	5,592

	5,206	305	—	5,511	8,402	492	—	8,894

Other:
Within 1 year	15	—	—	15	100	—	—	100
1 to 5 years	523	1	—	524	6,488	99	—	6,587
5 to 10 years	11	—	—	11	11	—	—	11
Over 10 years	—	—	—	—	576	10	—	586

	549	1	—	550	7,175	109	—	7,284

Total	$40,000	$378	$(232)	$40,146	$35,019	$800	$(192)	$35,627

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury, government corporations and agencies obligations:
Within 1 year	$6,515	$—	$(45)	$6,470	$2,002	$33	$—	$2,035
1 to 5 years	115,881	159	(694)	115,346	137,604	1,090	(136)	138,558

	122,396	159	(739)	121,816	139,606	1,123	(136)	140,593

State and political subdivisions:
1 to 5 years	—	—	—	—	415	6	—	421
5 to 10 years	7,681	625	—	8,306	2,760	191	—	2,951
Over 10 years	66,186	2,778	(246)	68,718	71,133	3,142	(232)	74,043

	73,867	3,403	(246)	77,024	74,308	3,339	(232)	77,415

Mortgage-backed securities:
Within 1 year	—	—	—	—	40	1	—	41
1 to 5 years	2,382	72	—	2,454	2,271	116	—	2,387
5 to 10 years	7,863	87	—	7,950	12,573	244	—	12,817
Over 10 years	70,554	834	(358)	71,030	131,928	1,766	(1,188)	132,506

	80,799	993	(358)	81,434	146,812	2,127	(1,188)	147,751

Other:
Within 1 year	4,115	—	—	4,115	2,446	20	—	2,466
1 to 5 years	4,997	36	—	5,033	8,664	298	—	8,962
5 to 10 years	3,000	5	—	3,005	—	—	—	—
Over 10 years	10,964	124	(13)	11,075	11,029	74	(50)	11,053

	23,076	165	(13)	23,228	22,139	392	(50)	22,481

Total	$300,138	$4,720	$(1,356)	$303,502	$382,865	$6,981	$(1,606)	$388,240

      Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
      Securities with a market value of $236,527 and $255,600 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required by law.
      During the year ended December 31, 2004, available-for-sale securities with a fair value at the date of sale of $58,125 were sold, $105,065 in 2003. Gross realized gains on such sales totaled $1,270 during 2004, $2,580 in 2003 and $885 in 2002. The gross realized losses totaled $204 during 2004 and $504 in 2003, there were no realized losses in 2002. Tax expense related to net realized gains from the sales of investments securities for the years ended December 31, 2004, 2003 and 2002 were $373, $727, $310, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income as a separate component of shareholders’ equity totaled $2,187 in 2004 and $3,494 in 2003. Unrealized losses in investment securities at December 31, 2004 and 2003 do not represent permanent impairments.
      At December 31, 2004 and 2003, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The following table shows the amount of securities that were in an unrealized loss position at December 31, 2004:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

US Treasury obligations and direct obligations of US Government Agencies	$97,009	$(739)	$9,767	$(232)	$106,776	$(971)
State and political subdivisions	3,954	(41)	6,829	(205)	10,783	(246)
Federal agency mortgage-backed securities	25,175	(225)	7,853	(133)	33,028	(358)
Other	3,982	(9)	—	—	3,982	(9)

Subtotal, Debt Securities	130,120	(1,014)	24,449	(570)	154,569	(1,584)
Common Stock	15	(4)	—	—	15	(4)

Total temporarily impaired securities	$130,135	$(1,018)	$24,449	$(570)	$154,584	$(1,588)

      As of December 31, 2004, the amount of unrealized losses, for less than twelve months, in debt and equity securities classified as either available-for-sale or held-to-maturity was $1,018 and had a fair value of $130,135. The amount of unrealized losses, for twelve months or longer, in debt and equity securities classified as either available-for-sale or held-to-maturity was $570 and had a fair value of $24,449. The Corporation believes that the unrealized losses listed in the twelve months or longer category are not other-than temporary because the securities have, subsequent to December 31, 2004, traded at book cost. As of December 31, 2004, the Corporation has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation has the ability and intent to hold the securities until maturity to recover the entire value.

Note 4.	Loans
      The following is a summary of the major loan categories:

	At December 31,

	2004	2003

Commercial, financial and agricultural	$368,685	$326,154
Real estate — commercial	337,080	313,207
Real estate — construction	101,963	69,586
Real estate — mortgage	300,397	298,564
Loans to individuals	66,169	55,024

Total gross loans	1,174,294	1,062,535
Less: Unearned income	(114)	(153)

Total loans	$1,174,180	$1,062,382

      Net unamortized deferred loan origination fees for the years ended December 31, 2004 and 2003 were $2,064 and $2,332 respectively.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, loans to directors and executive officers of the Corporation and companies in which directors have an interest aggregated $24,600. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.
      The summary of activity for the past year is as follows:

Balance at		Amounts	Balance at
January 1, 2004	Additions	Collected	December 31, 2004

$13,622	$35,306	$(24,328)	$24,600
      During 2004, the Corporation paid $1,942 to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available from others. H. Ray Mininger, a director of the Corporation, is president of H. Mininger & Son, Inc.

Note 5.	Reserve for Loan Losses
      A summary of the activity in the reserve for loan losses is as follows:

	For the Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$12,788	$10,518	$10,294
Provision charged to operating expenses	1,622	1,000	1,303
Additions to loan loss reserve as a result of acquisitions	—	2,083	—
Recoveries	433	526	695
Loans charged off	(1,744)	(1,339)	(1,774)

Balance at end of year	$13,099	$12,788	$10,518

      Information with respect to loans that are considered to be impaired under SFAS No. 114 for the year ended December 31 is as follows:

	December 31,

	2004		2003

	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans	$9,094		$5,436

Recorded investment in impaired loans at year-end subject to a specific reserve for loan losses and corresponding specific reserve	$6,205	$2,672	$7,883	$1,892
Recorded investment in impaired loans at year-end requiring no specific reserve for loan losses	3,885	—	703	—

Recorded investment in impaired loans at year-end	$10,090		$8,586

Recorded investment in nonaccrual and restructured loans	$10,090		$8,586

      Loans greater than 90 days past due and still accruing interest were $927 and $940 at December 31, 2004 and 2003 respectively. Total other real estate owned at December 31, 2004 was $607, and there was no other real estate owned at December 31, 2003.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The following is an analysis of interest on nonaccrual and restructured loans at December 31 as follows:

	2004	2003	2002

Nonaccrual and restructured loans	$10,090	$8,586	$2,639
Interest income that would have been recognized under original terms	582	403	198
      No interest income was recognized on these loans for the years ended December 31, 2004, 2003 and 2002.

Note 6.	Premises and Equipment
      The following table reflects the components of premises and equipment:

	At December 31,

	2004	2003

Land and land improvements	$4,410	$4,101
Premises and improvements	23,242	22,922
Furniture and equipment	21,269	20,820

Total cost	48,921	47,843
Less: accumulated depreciation	(29,103)	(28,345)

Net book value	$19,818	$19,498

Note 7.	Intangible Assets
      In accordance with the provisions of SFAS No. 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
      The Corporation has a covenant not to compete, intangible assets due to branch acquisitions, core deposit intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was: $586 for the year ended December 31, 2004; $414 for the year ended December 31, 2003; and $297 for the year ended December 31, 2002. The Corporation also has goodwill with a net carrying amount of $40,794, which is deemed to be an indefinite intangible asset and will not be amortized. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34,927 of goodwill, which was adjusted for unrecorded deferred taxes during 2004.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The following table reflects the components of intangible assets:

	At December 31, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-amortized intangible assets:
Goodwill	$43,639	$2,845	$40,794	$43,982	$2,845	$41,137
Amortized intangible assets:
Covenants not to compete	$200	$123	$77	$200	$83	$117
Branch acquisitions	2,957	2,473	484	2,951	2,302	649
Core Deposit Intangibles	2,201	527	1,674	2,201	183	2,018
Mortgage servicing rights, net	638	106	532	644	75	569

Total amortized intangible assets	$5,996	$3,229	$2,767	$5,996	$2,643	$3,353

      The estimated aggregate amortization expense for each of the five succeeding fiscal years is:

Year	Amount

2005	$512
2006	483
2007	418
2008	278
2009	278
      The following table reflects the components of mortgage servicing rights as of the periods indicated:

	For the Years Ended December 31,

	2004	2003	2002

Mortgage servicing rights beginning balance	$569	$353	$526
Mortgage servicing rights capitalized	87	428	129
Mortgage servicing rights amortized	(31)	(19)	(15)
Fair market value adjustments	(93)	(193)	(287)

Mortgage servicing rights ending balance	$532	$569	$353

Mortgage loans serviced for others	$69,345	$72,792	$65,232

      The balance of capitalized servicing rights, net of valuation allowances and accumulated amortization, included in other assets at December 31, 2004 was $532 and at December 31, 2003 was $569. The aggregate fair value of these rights was $638 and $644, respectively. The fair value of servicing rights was determined using discount rates ranging from 5.1% to 7.5%. Amortization of mortgage servicing rights of approximately $31 was recorded during 2004, $19 was recorded in 2003 and $15 was recorded in 2002. The valuation allowance was $725 at December 31, 2004 and $632 at December 31, 2003.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)

Note 8.	Income Taxes
      The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended
	December 31,

	2004	2003	2002

Current:
Federal	$7,932	$8,016	$7,297
State	93	110	76
Deferred
Federal	286	64	247

	$8,311	$8,190	$7,620

      The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended
	December 31,

	2004	2003	2002

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(6.9)	(6.7)	(6.6)
Increase in cash surrender value of insurance policies	(1.6)	(1.9)	(1.8)
Other, including state income taxes	(0.4)	(0.2)	0.1

	26.1%	26.2%	26.5%

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. No valuation allowance was recognized for the deferred tax assets at December 31, 2004 and 2003, as management believes it is more likely than not that such deferred tax assets will be realized.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      Assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,

	2004	2003

Deferred tax assets:
Loan loss	$4,731	$4,622
Deferred compensation	1,795	1,691
Postretirement benefits	415	413
Vacation accrual	294	283
Deferred fees and expense	339	364
Depreciation	35	128
Intangibles	289	167
Other	113	100

Total deferred tax assets	8,011	7,768

Deferred tax liabilities:
Market discount	293	253
Retirement plans	1,194	829
Prepaid expenses	382	216
Deferred income	—	74
Mark-to-market adjustment	1,177	1,881
Other	105	73

Total deferred tax liabilities	3,151	3,326

Net deferred tax assets	$4,860	$4,442

Note 9.	Retirement Plan and Supplemental Retirement Plans
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
      The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$23,717	$21,589	$1,077	$988
Service cost	1,162	1,780	48	42
Interest cost	1,449	1,425	65	63
Actuarial loss	776	344	77	60
Benefits paid	(1,380)	(1,421)	(83)	(76)

Benefit obligation at end of year	$25,724	$23,717	$1,184	$1,077

Change in plan assets:
Fair value of plan assets at beginning of year	$16,467	$15,121	$—	$—
Actual return on plan assets	1,315	1,894	—	—
Benefits paid	(1,380)	(1,421)	(83)	(76)
Employer contribution and non-qualified benefit payments	2,366	873	83	76

Fair value of plan assets at end of year	18,768	16,467	—	—

Funded status	(6,956)	(7,250)	(1,184)	(1,077)
Unrecognized net actuarial gain	4,895	4,243	178	107
Unrecognized prior service costs	(201)	(275)	(190)	(210)

Net amount recognized	$(2,262)	$(3,282)	$(1,196)	$(1,180)

Prepaid benefit cost	$3,055	$1,724	$—	$—
Accrued benefit cost	(5,317)	(5,006)	(1,196)	(1,180)

Net amount recognized	$(2,262)	$(3,282)	$(1,196)	$(1,180)

      The accumulated benefit obligation for all defined benefit pension plans was $17,600 and $16,170 at December 31, 2004 and 2003, respectively.
      Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,

	2004	2003

Projected benefit obligation	$19,559	$18,565
Accumulated benefit obligation	17,600	16,170
Fair value of plan assets	18,768	16,467

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The retirement benefit cost includes the following components:

				Other Postretirement
	Retirement Plans			Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$1,162	$1,780	$919	$48	$42	$37
Interest cost	1,449	1,425	1,372	65	63	62
Expected return on plan assets	(1,411)	(1,240)	(1,367)	6	—	—
Amortization of prior service cost	145	75	(60)	(20)	(20)	(20)

Net periodic benefit cost	$1,345	$2,040	$864	$99	$85	$79

      There was no minimum liability included in other comprehensive income.
      Weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 were as follows:

			Other
	Retirement		Postretirement
	Plans		Benefits

	2004	2003	2004	2003

Assumed discount rate for obligation	6.20%	6.30%	6.20%	6.30%
Assumed salary increase rate	5.10%	5.10%	—%	—%
      Weighted-average assumptions used to determine net periodic cost at December 31, 2004 and 2003 were as follows:

			Other
	Retirement		Postretirement
	Plans		Benefits

	2004	2003	2004	2003

Assumed discount rate for obligation	6.20%	6.30%	6.20%	6.30%
Assumed long-term rate of investment return	8.50%	8.50%	—%	—%
Assumed salary increase rate	5.10%	5.10%	—%	—%
      Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2004	2003	2002

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2006	2005	2004
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

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The Corporation’s pension plan asset allocation at December 31, 2004 and 2003, by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,

Asset Category:	2004	2003

Equity securities	53%	50%
Debt securities	42	45
Other	5	5

Total	100%	100%

      Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50% equity to 50% fixed income mix to achieve the overall expected long-term rate of return of 8.5%. Equity securities do not include any common stock of the Corporation.
      The Corporation expects to contribute or make non-qualified benefit payments of $510 to its pension plan and $90 to its other postretirement benefit plan in 2005.
      Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2004, 2003 and 2002 was $452, $371 and $359, respectively.

Note 10.	Long-Term Incentive Plan
      The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 234,913 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 363,462 options to purchase common shares that were outstanding at December 31, 2004 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,000,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. After two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 913,300 common shares available for future grants and 86,700 options to purchase common shares were outstanding at December 31, 2004 under the 2003 plan. There were no options granted in 2004.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      Transactions involving the plans are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	Under Option	Per Share

Outstanding at December 31, 2001	422,985	$21.92
Granted	107,000	32.42
Exercised	(37,225)	19.41

Outstanding at December 31, 2002	492,760	24.39

Granted	89,100	42.40
Forfeited	(16,666)	26.09
Exercised	(67,219)	20.99

Outstanding at December 31, 2003	497,975	28.01

Forfeited	(2,400)	42.40
Exercised	(45,413)	20.99

Outstanding at December 31, 2004	450,162	$28.64

      The following table summarizes the Corporation’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
		Price Per	Contractual		Price Per
Exercise Prices	Shares	Share	Life in Years	Shares	Share

$17.80-$19.52	139,796	$18.81	1.38	139,796	$18.81
$20.28-$28.28	121,041	26.93	2.88	78,606	27.01
$32.42-$42.50	189,325	36.99	6.29	36,980	32.59

	450,162	$28.64	3.85	255,382	$23.33

Note 11.	Time Deposits
      The aggregate amount of certificates of deposit in denominations of $100 or more was $99,776 at December 31, 2004 and $59,363 at December 31, 2003, with interest expense of $2,089 for 2004 and $1,958 for 2003. Other time deposits in denominations of $100 or more were $12,817 at December 31, 2004, and $9,986 at December 31, 2003, with interest expense of $212 for 2004 and $217 for 2003.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, the scheduled maturities of time deposits in denominations of $100 or more are as follows:

Due in 2005	$78,912
Due in 2006	7,924
Due in 2007	18,835
Due in 2008	1,377
Due in 2009	4,796
Due in 2010	749

Total	$112,593

      Deposits received from related parties as of December 31, 2004 was $6,853.

Note 12.	Borrowings
      At December 31, 2004 and 2003, long-term debt consisted of the following:

	Balance		Interest Rate

	2004	2003	2004	2003	Maturity

Federal Home Loan Bank Advances*	$54,575	$50,075	5.30%	5.42%	September 2006 - January 2013
Subordinated Term Loan Note	4,250	4,750	5.50%	5.50%	April 2013
Subordinated Term Loan Note	8,500	9,500	3.70%	2.57%	May 2013
Trust Preferred Securities	20,619	20,000	5.11%	4.19%	October 2033

	$87,944	$84,325

*	Federal Home Loan Bank Advances are calculated at a weighted average rate and do not include the fair value adjustment of $2.5 million recorded on debt assumed through the 2003 acquisitions.
      The contractual maturities of long-term debt as of December 31, 2004 are as follows:

Due in 2005	$1,500
Due in 2006	1,575
Due in 2007	2,500
Due in 2008	1,500
Due in 2009	18,000
Thereafter	62,869

$87,944

      Advances from the Federal Home Loan Bank (“FHLB”) are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18,000 in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $2,474 at December 31, 2004.
      The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB of Pittsburgh with a maximum borrowing capacity of approximately $373,857. At December 31,

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
2004, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $54,575. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the $54,575 of outstanding, FHLB borrowings are $54,500 of convertible advances whereby the Federal Home Loan Bank of Pittsburgh has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month LIBOR. The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.
      The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5,000 at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10,000 at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013.
      On August 27, 2003, the Corporation issued $20,000 of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities is 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2004, the $20,619 in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated Univest Capital Trust I, which maintains the Trust Preferred Securities, in the first quarter of 2004. The result was an increase in the junior debt of $619 on the balance sheet. The proceeds from the Trust Preferred Securities are being used to support the future growth of the Corporation and its banking subsidiary, the Bank.
      The Bank maintains federal fund credit lines with several correspondent banks totaling $70,000. At December 31, 2004, there was $17,500 in outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
      The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2004, the Corporation had no outstanding borrowings from this line.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2004	2003	2002

Balance at December 31	$104,442	$100,630	$88,347
Weighted average interest rate at year end	0.7%	0.6%	1.0%
Maximum amount outstanding at any month’s end	$117,664	$100,630	$102,993
Average amount outstanding during the year	$98,735	$80,810	$82,219
Weighted average interest rate during the year	0.7%	0.8%	1.3%
Note 13.     Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,

	2004	2003	2002

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$23,591	$23,082	$21,106

Denominator:
Denominator for basic earnings per share — weighted- average shares outstanding	8,561	8,541	8,625
Effect of dilutive securities:
Employee stock options	164	104	87

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	8,725	8,645	8,712

Basic earnings per share	$2.76	$2.70	$2.45

Diluted earnings per share	$2.70	$2.67	$2.42

Note 14.     Commitments and Contingencies
      Loan commitments are made to accommodate the financial needs of the Bank’s customers. The Bank offers commercial, mortgage, and consumer credit products to their customers in the normal course of business, which are detailed in Note 4. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Bank’s market areas. Collateral is obtained based on management’s credit assessment of the customer.
      Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded unamortized deferred fees.

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The maximum potential amount of future payments under the guarantee is $58,368.
      The current carrying amount of the contingent obligation is $53.
      This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.
      The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. As of December 31, 2004, the Bank has identified the due from banks’ balance of $21,444 as a significant concentration of credit risk because it contains a balance due from a single depository institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.
      The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract or
Notional Amount

Financial instruments representing credit risk:
Commitments to extend credit	$444,162
Letters of credit	58,368
Forward contracts	318
      As of December 31, 2004, the Corporation and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2005	$1,319
2006	1,073
2007	855
2008	729
2009	580
Thereafter	2,825

Total	$7,381

      Rental expense charged to operations was $1,274, $1,122, and $926 for 2004, 2003, and 2002, respectively.
Note 15.     Derivative Instruments and Hedging Activities
      The Corporation may enter into interest-rate swaps in managing its interest-rate risk. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. There were no swaps in 2004.
      At December 31, 2003 a $10 million in notional interest-rate swap was outstanding. This swap expired the first quarter of 2004. The impact of the interest-rate swaps on net interest income for the

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
year ended December 31, 2003 was a positive $524. The ineffective portion of the swaps’ change in fair value is to be immediately recognized in earnings.
      The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. There were no interest-rate swaps in an unfavorable position. At December 31, 2003, the market value of interest-rate swaps in a favorable position was $5 and there were no interest-rate swaps in an unfavorable position. Credit risk also exists when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement.
Note 16.     Fair Values of Financial Instruments
      Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107), requires all entities to disclose the estimated fair value of its financial instruments whether or not recognized in the balance sheet. For the Corporation, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities other than residential mortgage loans held-for-sale and those investment securities classified as available-for-sale. Significant estimations and present value calculations, which are affected by the assumptions used, including the discount rate and estimate of future cash flows, were used by the Corporation for the purposes of this disclosure.
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

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      The following table represents the estimates of fair value of financial instruments:

	December 31, 2004		December 31, 2003

	Carrying, Notional		Carrying, Notional
	or Contract		or Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$37,745	$37,745	$52,710	$52,710
Investment securities	343,502	343,648	423,259	423,867
Net loans	1,161,081	1,167,848	1,049,594	1,070,964
Liabilities:
Deposits	1,270,884	1,271,568	1,270,268	1,278,164
Short-term borrowings	121,942	121,942	129,630	129,630
Long-term debt	90,418	92,450	87,306	89,521
Off-Balance-Sheet:
Commitments to extend credit	444,162	(1,446)	397,587	(1,139)
Letters of credit	58,368	(876)	38,913	(584)
Forward contracts	318	4	104	—
Interest-rate swap, notional principal amount	—	—	10,000	5
      The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
      Cash and due from banks and short-term investments: The carrying amounts reported in the balance sheets for cash and due from banks, interest-bearing deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.
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
      The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Consolidated	$156,945	12.36%	$101,577	8.00%	$126,971	10.00%
Univest National Bank	153,280	12.24%	100,188	8.00%	125,235	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	135,123	10.64%	50,788	4.00%	76,182	6.00%
Univest National Bank	139,762	11.16%	50,094	4.00%	75,141	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	135,123	8.44%	48,052	3.00%	64,070	4.00%
Univest National Bank	139,762	8.82%	47,520	3.00%	63,360	4.00%
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets):
Consolidated	$141,639	11.95%	$94,804	8.00%	$118,505	10.00%
Univest National Bank	139,851	11.92%	93,860	8.00%	117,325	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	118,277	9.98%	47,402	4.00%	71,103	6.00%
Univest National Bank	126,644	10.79%	46,930	4.00%	70,395	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	118,277	7.36%	48,224	3.00%	64,298	4.00%
Univest National Bank	126,644	7.91%	48,003	3.00%	64,004	4.00%

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
      Management believes, as of December 31, 2004, that the Corporation and the Bank met all capital adequacy requirements to which it is subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2004, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions
      The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.
      The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2005 without approval of the Office of Comptroller of the Currency of approximately $23,967 plus an additional amount equal to the Bank’s net profits for 2005 up to the date of any such dividend declaration.
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

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)

Note 18.	Parent Company Financial Information
      Condensed financial statements of Univest, parent company only, follow:

	At December 31,

	2004	2003
Balance Sheets
Assets:
Deposits with bank subsidiary	$44	$241
Investments in securities	2,840	2,990
Investments in subsidiaries, at equity in net assets:
Bank	169,952	159,076
Non-banks	20,241	20,826
Other assets	10,145	6,875

Total assets	$203,222	$190,008

Liabilities:
Dividends payable	$2,142	$1,710
Subordinated capital notes	12,750	14,250
Junior subordinated debentures	20,619	20,619
Other liabilities	7,318	7,677

Total liabilities	42,829	44,256

Shareholders’ equity	160,393	145,752

Total liabilities and shareholders’ equity	$203,222	$190,008

	For the Years Ended December 31,

	2004	2003	2002
Statements of Income
Dividends from bank	$10,141	$4,804	$15,131
Dividends from non-banks	1,190	1,190	—
Other income	12,451	12,886	11,004

Total operating income	23,782	18,880	26,135
Operating expenses	12,506	13,107	11,701

Income before income tax benefit and equity in undistributed income of subsidiaries	11,276	5,773	14,434
Applicable income tax benefit	(54)	(44)	(198)

Income before equity in undistributed income of subsidiaries	11,330	5,817	14,632
Equity in undistributed income of subsidiaries:
Bank	12,228	17,205	6,287
Non-banks	33	60	187

Net income	$23,591	$23,082	$21,106

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

Statements of Cash Flows
Cash flows from operating activities:
Net income	$23,591	$23,082	$21,106
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income/loss of subsidiaries	(12,261)	(17,265)	(6,474)
Deconsolidation of capital trust	619	—	—
Realized gains on investment securities	(65)	(166)	—
Increase in other assets	(3,638)	(1,238)	(2,163)
Depreciation of premises and equipment	368	381	389
(Decrease) increase in other liabilities	(378)	1,105	998

Net cash provided by operating activities	8,236	5,899	13,856

Cash flows from investing activities:
Investments in subsidiaries	—	(32,126)	—
Liquidation of subsidiary	—	—	122
Proceeds from sales of securities	2,903	1,893	1,000
Purchases of investment securities	(2,633)	(2,870)	(1,781)

Net cash provided by (used in) investing activities	270	(33,103)	(659)

Cash flows from financing activities:
Proceeds from long-term debt	—	35,619	—
Repayment of long-term debt	(1,500)	(750)	—
Purchases of treasury stock	(2,740)	(4,242)	(9,190)
Stock issued under dividend reinvestment and employee stock purchase plans	1,967	1,801	1,349
Proceeds from exercise of stock options	1,698	1,610	808
Cash dividends	(8,128)	(6,714)	(6,265)

Net cash (used in) provided by financing activities	(8,703)	27,324	(13,298)

Net (decrease) increase in deposits with bank subsidiary	(197)	120	(101)
Deposits with bank subsidiary at beginning of year	241	121	222

Deposits with bank subsidiary at end of year	$44	$241	$121

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,064	$308	$—

Income tax	$7,150	$8,576	$7,724

UNIVEST CORPORATION OF PENNSYLVANIA
Notes to Consolidated Financial Statements — (Continued)
Note 19.     Quarterly Data (Unaudited)
      The unaudited results of operations for the quarters for the years ended December 31, 2004 and 2003 were as follows:

	Fourth	Third	Second	First
2004 Quarterly Financial Data:
Interest income	$19,177	$18,798	$18,298	$18,516
Interest expense	5,118	4,785	4,430	4,615

Net interest income	14,059	14,013	13,868	13,901
Provision for loan losses	316	474	158	674

Net interest income after provision for loan losses	13,743	13,539	13,710	13,227
Net gains on sales of securities	235	246	—	585
Noninterest income	5,467	5,330	5,558	5,182
Noninterest expense	10,376	11,134	11,757	11,653

Income before income taxes	9,069	7,981	7,511	7,341
Applicable income taxes	2,406	2,092	1,922	1,891

Net income	$6,663	$5,889	$5,589	$5,450

Per share data:
Net income:
Basic	$0.780	$0.690	$0.650	$0.640

Diluted	$0.760	$0.680	$0.640	$0.620

Dividends per share	$0.250	$0.250	$0.250	$0.250

	Fourth	Third	Second	First
2003 Quarterly Financial Data:
Interest income	$19,254	$18,101	$17,513	$17,097
Interest expense	5,306	5,086	5,322	5,436

Net interest income	13,948	13,015	12,191	11,661
Provision for loan losses	100	500	—	400

Net interest income after provision for loan losses	13,848	12,515	12,191	11,261
Net gains on sales of securities	1,283	331	285	177
Noninterest income	5,016	5,955	5,216	5,217
Noninterest expense	11,366	10,780	10,136	9,741

Income before income taxes	8,781	8,021	7,556	6,914
Applicable income taxes	2,262	2,012	2,051	1,865

Net income	$6,519	$6,009	$5,505	$5,049

Per share data:
Net income:
Basic	$0.763	$0.704	$0.644	$0.591

Diluted	$0.754	$0.696	$0.637	$0.584

Dividends per share	$0.200	$0.200	$0.200	$0.200

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A	Controls and Procedures
Disclosure Controls and Procedures
      Management is responsible for the disclosure control and procedures of Univest Corporation of Pennsylvania (“Univest”). Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a — 15(e) and 15d-15(c) under the Securities Exchange Act of 1934. Based on their evaluation Management believes that the financial information required to be disclosed in accordance with the Securities Exchange Act of 1934 is presented fairly, recorded summarized and reported within the required time periods.
Management’s Report on Internal Control over Financial Reporting
      Internal controls over financial reporting are the responsibility of the Management of Univest. Based on their assessment, Management believes the internal control process is effective as of December 31, 2004, although no evaluation of controls can provide absolute assurance that control weaknesses or fraud activity does not exist at Univest.
      Management is required to base its assessment of the effectiveness of internal control over financial reporting on a suitable, recognized control framework. Our assessment was based on the “Internal Control-Integrated Framework,” which was developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Univest’s financial information as shown in the Annual Report Form 10-K for the year 2004 has received an attestation report on Management’s assessment of the Corporation’s internal control over financial reporting from KPMG LLP, independent registered public accounting firm. Ernst & Young LLP audited prior years, and consent for their opinion is a part of the Annual Report Form 10-K. Both firms, for their respective audit years, presented Univest with clean unqualified opinions.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Univest Corporation of Pennsylvania and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Univest Corporation of Pennsylvania and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

The accompanying consolidated financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002, were audited by other auditors whose report thereon dated February 23, 2004, expressed an unqualified opinion on those statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 2, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.
      The Corporation has adopted a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The waiver reporting requirement process was established in 2003 and there have been no waivers. The codes of conduct are available on the Corporation’s website at www.univest.net and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P.O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.

Item 14.	Principal Accountant Fees and Services
      Incorporated herein by reference from the registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 12, 2005.
Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) 1. & 2.     Financial Statements and Schedules
      The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.
           3.     Listing of Exhibits
           The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
      (b) Reports on Form 8-K during the fourth quarter of 2004.

Filing Date of Report	Items	Description

October 29, 2004	2.02, 9.01	3rd Quarter Earning Release
November 30, 2004	8.01, 9.01	4th Quarter Dividend Declaration
December 16, 2004	8.01, 9.01	Acquisition of Donald K. Martin & Company
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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
INDEX TO EXHIBITS
[Item 15(a)]

Description

(3.1)	Articles of Incorporation as Amended through April 12, 1994 are incorporated by reference to Exhibit 4(b) of Form S-8, File No. 333-24987, filed with the Securities and Exchange Commission (the SEC) on November 4, 1997.
(3.2)	Amended By-Laws dated January 26, 2005 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on February 1, 2005.
(10.1)	Univest 2003 Long-term Incentive Plan is incorporated by reference to Exhibit I of DEF-14A, File No. 000-07617, filed with the SEC on March 4, 2003.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers
(10.3)	Supplemental Retirement Plan
(10.4)	Univest 1993 Long-term Incentive Plan is incorporated by reference to Form S-8, File No. 333-24987, filed with the SEC on April 11, 1997
(11)	Statement Re Computation of Per Share Earnings — See Footnote 13 in Item(8).
(14)	Code of Ethics — See Item (10).
(21)	Subsidiaries of the Registrant
(23.1)	Ernst & Young LLP — Consent of independent auditors
(23.2)	KPMG LLP — Consent of independent auditors
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Wallace H. Bieler, Chief Operation Officer and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Wallace H. Bieler, Chief Operation Officer and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ Wallace H. Bieler

Wallace H. Bieler
Chief Operation Officer and Chief Financial Officer
February 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	February 23, 2005

/s/ Marvin A. Anders Marvin A. Anders	Retired Chairman, Director	February 23, 2005

/s/ Charles H. Hoeflich Charles H. Hoeflich	Chairman Emeritus	February 23, 2005

/s/ James L. Bergey James L. Bergey	Director	February 23, 2005

/s/ R. Lee Delp R. Lee Delp	Director	February 23, 2005

/s/ Norman L. Keller Norman L. Keller	Director	February 23, 2005

/s/ Thomas K. Leidy Thomas K. Leidy	Director	February 23, 2005

/s/ H. Ray Mininger H. Ray Mininger	Director	February 23, 2005

/s/ Merrill S. Moyer Merrill S. Moyer	Director	February 23, 2005

/s/ Paul G. Shelly Paul G. Shelly	Director	February 23, 2005

/s/ John U. Young John U. Young	Director	February 23, 2005

/s/ K. Leon Moyer K. Leon Moyer	Senior Executive Vice President	February 23, 2005