Form 10-Q
period 2005-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2005-05-06
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (215) 721-2400

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,871,777*
(Title of Class)	(Number of shares outstanding at 3/31/05)

* Number of shares has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

			Page Number

Part I.	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets
		March 31, 2005 and December 31, 2004	1

		Condensed Consolidated Statements of Income
		Three Months Ended March 31, 2005 and 2004	2

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2005 and 2004	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 1.	Legal Proceedings	23

	Item 2.	Changes in Securities, Use of Proceeds and
		Issuer Purchases of Equity Securities	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Submission of Matters to a Vote of Securities Holders	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) March 31, 2005	(SEE NOTE) December 31, 2004
ASSETS	($ in thousands)
Cash and due from banks	$35,236	$35,876
Interest-bearing deposits with other banks	982	711
Investment securities held-to-maturity (market value $27,298 and $40,146 at March 31, 2005 and December 31, 2004, respectively)	27,350	40,000
Investment securities available-for-sale	304,450	303,502
Federal funds sold	18,707	1,158
Loans	1,166,621	1,174,180
Less: Reserve for loan losses	(13,043)	(13,099)
Net loans	1,153,578	1,161,081
Premises and equipment, net	20,270	19,818
Goodwill, net of accumulated amortization of $2,845 at March 31, 2005 and December 31, 2004, respectively	40,998	40,794
Other intangibles, net of accumulated amortization of $3,360 and $3,229 at March 31, 2005 and December 31, 2004, respectively	2,779	2,767
Cash surrender value of insurance policies	34,179	33,910
Accrued interest and other assets	28,406	27,340
Total assets	$1,666,935	$1,666,957

LIABILITIES
Demand deposits, noninterest bearing	$230,873	$218,410
Demand deposits, interest bearing	420,268	407,045
Savings deposits	215,006	214,588
Time deposits	432,437	430,841
Total deposits	1,298,584	1,270,884
Securities sold under agreements to repurchase	88,036	104,442
Other short-term borrowings	─	17,500
Accrued expenses and other liabilities	28,796	23,320
Long-term debt	56,932	57,049
Subordinated notes	12,375	12,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,505,342	1,506,564
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at March 31, 2005 and December 31, 2004; 14,874,062 and 9,916,062 shares issued and 12,871,777 and 8,575,618 shares outstanding at March 31, 2005 and December 31, 2004, respectively	74,370	49,580
Additional paid-in capital	21,637	21,632
Retained earnings	104,321	125,772
Accumulated other comprehensive income	(157)	2,187
Treasury stock, at cost; 2,002,285 and 1,340,444 shares at March 31, 2005 and December 31, 2004, respectively	(38,578)	(38,778)
Total shareholders’ equity	161,593	160,393
Total liabilities and shareholders’ equity	$1,666,935	$1,666,957

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Interest income	($ in thousands, except per share data)
Interest and fees on loans:
Taxable	$15,526	$13,810
Exempt from federal income taxes	788	701
Total interest and fees on loans	16,314	14,511
Interest and dividends on investment securities:
Taxable	2,310	3,102
Exempt from federal income taxes	884	898
Other interest income	40	5
Total interest income	19,548	18,516
Interest expense
Interest on deposits	4,114	3,409
Interest on long-term debt and capital securities	1,012	871
Interest on short-term debt	235	335
Total interest expense	5,361	4,615
Net interest income	14,187	13,901
Provision for loan losses	450	674
Net interest income after provision for loan losses	13,737	13,227
Noninterest income
Trust fee income	1,338	1,250
Service charges on deposit accounts	1,626	1,429
Investment advisory commission and fee income	475	501
Insurance commission and fee income	1,056	967
Life insurance income	270	374
Other service fee income	893	527
Net gains on sales of securities	─	585
Other	59	134
Total noninterest income	5,717	5,767
Noninterest expense
Salaries and benefits	6,721	6,870
Net occupancy	1,144	985
Equipment	700	674
Other	3,090	3,124
Total noninterest expense	11,655	11,653
Income before income taxes	7,799	7,341
Applicable income taxes	2,028	1,891
Net income	$5,771	$5,450
Net income per share:*
Basic	$0.45	$0.43
Diluted	$0.44	$0.42

* Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Note: See accompanying notes to condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005		2004
Cash flows from operating activities:	($ in thousands)
Net income		$5,771	$5,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		450	674
Depreciation of premises and equipment		457	499
Realized gains on investment securities		─	(585)
Other adjustments to reconcile net income to cash provided by operating activities		31	(226)
Deconsolidation of capital trust		─	619
(Increase) decrease in interest receivable and other assets		(15)	2,256
Increase (decrease) in accrued expenses and other liabilities		258	(1,131)
Net cash provided by operating activities		6,952	7,556
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired		(200)	─
Proceeds from maturing securities held-to-maturity		57,640	7,841
Proceeds from maturing securities available-for-sale		11,311	18,851
Proceeds from sales of securities available-for-sale		1,492	42,370
Purchases of investment securities held-to-maturity		(44,914)	─
Purchases of investment securities available-for-sale		(12,359)	(7,278)
Net (increase) decrease in federal funds sold		(17,549)	998
Net decrease (increase) in loans		5,425	(40,400)
Other investing activities		246	165
Net cash provided by investing activities		1,092	22,547
Cash flows from financing activities:
Net increase (decrease) in deposits		27,818	(36,300)
Net decrease in short-term borrowings		(33,906)	(1,523)
Repayment of subordinated debt		(375)	(375)
Purchases of treasury stock		(1,031)	(767)
Stock issued under dividend reinvestment and employee stock purchase plans		496	501
Proceeds from exercise of stock options		456	343
Cash dividends paid		(2,142)	(1,707)
Net cash used in financing activities		(8,684)	(39,828)
Net decrease in cash and due from banks		(640)	(9,725)
Cash and due from banks at beginning of year		35,876	48,881
Cash and due from banks at end of period		$35,236	$39,156

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest		$5,057	$6,264
Income taxes	$	─	$25

Note: See accompanying notes to condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Financial Information

The accompanying condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission.

Note 2.	Stock Split

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. All share and per share data has been retroactively adjusted to give effect to this stock split.

Note 3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$5,771	$5,450
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	12,876	12,826
Effect of dilutive securities: Employee stock options	177	293
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,053	13,119
Basic earnings per share	$0.45	$0.43
Diluted earnings per share	$0.44	$0.42

Note 4.	Stock-Based Compensation

The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. The Corporation originally choose not to adopt SFAS No. 123, “Accounting for Stock-Based-Compensation” (“FAS No. 123”, which was revised in December 2004 and will require mandatory adoption beginning fiscal year 2006 as discussed under “Recent Accounting Pronouncement” in Note 8. The Corporation has adopted SFAS No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (“SFAS No. 148”). The following table provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.

Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

($ in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net Income as reported	$5,771	$5,450
Pro forma expense related to stock options, net of tax	88	174
Pro forma net income	$5,683	$5,276

Basic earnings per share:
As reported	$0.45	$0.43
Pro forma	$0.44	$0.41
Diluted earnings per share:
As reported	$0.44	$0.42
Pro forma	$0.43	$0.40

Note 5.	Accumulated Other Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	Three Months Ended March 31,
	2005	2004
Net Income	$5,771	$5,450
Unrealized loss on cash flow hedges	─	(3)
Unrealized gain/(loss) on available-for-sale investment securities	(2,344)	2,161
Less: reclassification adjustment for gains realized in net income		380
Total comprehensive income	$3,427	$7,228

Note 6.	FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. The maximum potential amount of future payments under the guarantee is $57.8 million. The current carrying amount of the contingent obligation as of March 31, 2005 is $43 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 7.	Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended March 31,
	2005	2004	2005	2004
	Retirement Plans		Other Postretirement
Service cost	$316	$290	$13	$12
Interest cost	401	369	18	17
Expected return on plan assets	(388)	(340)	─	─
Amortization of prior service cost	(18)	(18)	(5)	(5)
Amortization of net (gain) loss	49	40	2	2
Net periodic benefit cost	$360	$341	$28	$24

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute or make non-qualified payments of $510 thousand to its retirement plans and $90 thousand to its other postretirement benefit plans in 2005. As of March 31, 2005, $124 thousand and $23 thousand have been contributed to its retirement plans and other postretirement plans, respectively. The Corporation presently anticipates contributing essentially equal payments for the remaining quarters in 2005 to fund the retirement plan and other postretirement plans.

Note 8. Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $139 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable deferred tax benefits may alter this projected number.

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

General

Univest Corporation of Pennsylvania, (the “Corporation”), is a Financial Holding Company. It owns all of the capital stock of Univest National Bank and Trust Co. (the “Bank”), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation.

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Delview, Inc., a wholly owned subsidiary of the Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. All share and per share data has been retroactively adjusted to give effect to this stock split.

Executive Overview

The Corporation recorded net income for the three months ended March 31, 2005 of $5.8 million, a 5.9% increase over the March 31, 2004 period. Basic net income per share increased 4.7% while diluted net income per share increased 4.8%.

Average earning assets and average interest-bearing liabilities remained relatively flat when comparing the three-month periods ended March 31, 2005 and 2004. However increased rates on commercial loans, partially offset by the combined increased rates on money market savings and reduced rates on certificates of deposit, contributed to a $286 thousand increase in net interest income. The net interest margin increased to 3.8% at March 31, 2005 compared to 3.7% at March 31, 2004.

In the three months ended March 31, 2004 approximately $41.8 million of primarily mortgage-backed securities were sold for a net gain of $585 thousand. These securities were primarily fixed-rate U. S. Government agency mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. These sales were offset by purchases of shorter-term U. S. Government agency bonds to cover the collateral needs of the seasonal increase in public funds, due to the collection of school-district-related real estate taxes. In the three months ended March 31, 2005, approximately $1.5 million in U. S. Government agency securities were sold.

Salary and benefits decreased by 2.2% primarily due to lower tax withholdings resulting from no bonus payouts in the three months ended March 31, 2005. Net occupancy expense increased due to increased rents during the three months ended March 31, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand record recorded in 2005. Equipment expense increased 3.9% comparing the three months ended March 31, 2005 over the same period in 2004, primarily due to software costs. Other expenses overall remained relatively flat; however increases in legal fees and advertising expenses were offset by a decrease in capital shares tax.

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

The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. It plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objective by acquiring banks and other financial service providers in strategic markets, by marketing, public relations and advertising, by establishing standards of service excellence for its customers, and by using technology to ensure that the needs of its customers are understood and satisfied.

Results of Operations

The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2005 and 2004 were as follows:

($ in thousands, except per share data)	Three Months Ended March 31,		Change
	2005	2004	Amount	Percent
Net income	$5,771	$5,450	$321	5.9%
Net income per share:
Basic	0.45	0.43	0.02	4.7%
Diluted	0.44	0.42	0.02	4.8%

Results for the first three months of 2005 compared to the same period of 2004 include the following significant components:

• Net income increased due to greater growth in interest income on loans over the increase in interest expense on deposits that was slightly offset by a decrease in noninterest income.

• Net interest income increased primarily due to rate increases on commercial loans, partially offset by the net increase in rates on deposits. The net interest margin experienced a slight increase to 3.8% from 3.7%; even though the net interest spread remained the same, there was a 1 basis point positive effect from net interest-free funding sources.

• Total noninterest income decreased $50 thousand or 0.9% due primarily to net gains on sales of securities of $585 thousand during the three months ended March 31, 2004 compared to no gains or losses recognized in the 2005 period. This decrease was partially offset by increases in trust fees, charges on deposit accounts and other service fee income.

• Total noninterest expense grew $2 thousand.

• On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed to shareholders on April 29, 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the yields earned on average assets, and the cost of average liabilities for the three months ended March 31, 2005 and 2004. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $286 thousand for the three months ended March 31, 2005 compared to the same period of 2004 primarily due to increased rates on commercial loans, partially offset by the net increase in rates on deposits. The net interest margin, which is net interest income as a percentage of average interest-earning assets, increased from 3.7% at March 31, 2004 to 3.8% at March 31, 2005. The net interest spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5% for both three month periods ended March 31, 2005 and 2004. However, the effect of net interest free funding sources increased to 0.3% at March 31, 2005 compared to 0.2% at March 31, 2004; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2005			2004
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Cash and due from banks	$37,763			$40,095
Interest-bearing deposits with other banks	766	$4	2.1%	1,525	$2	0.5%
U.S. Government obligations	144,572	1,139	3.2	150,174	1,112	3.0
Obligations of states & political subdivisions	78,355	884	4.5	79,918	898	4.5
Other securities	106,073	1,146	4.3	174,808	1,965	4.5
Federal Reserve bank stock	1,687	25	5.9	1,687	25	5.9
Federal funds sold	5,412	36	2.7	1,693	3	0.7
Total interest-bearing deposits, investments and federal funds sold	336,865	3,234	3.8	409,805	4,005	3.9
Commercial, financial and agricultural loans	332,482	4,675	5.6	319,241	3,903	4.9
Real estate─commercial and construction loans	385,692	6,219	6.4	342,124	5,528	6.5
Real estate─residential loans	296,139	3,667	5.0	298,059	3,560	4.8
Loans to individuals	67,996	965	5.7	55,600	819	5.9
Municipal loans	82,705	788	3.8	70,178	701	4.0
Gross loans	1,165,014	16,314	5.6	1,085,202	14,511	5.3
Less: reserve for loan losses	(13,146)			(13,063)
Net loans	1,151,868			1,072,139
Premises and equipment, net	20,024			19,894
Other assets	102,326			98,861
Total assets	$1,648,846			$1,640,794
Liabilities:
Demand deposits, non-interest bearing	$213,691			$208,580
Interest-bearing checking deposits	153,885	$43	0.1%	150,094	$47	0.1%
Money market savings	256,520	1,021	1.6	262,493	412	0.6
Regular savings	212,758	147	0.3	218,067	159	0.3
Certificates of deposit	418,313	2,839	2.7	379,411	2,759	2.9
Time open & club accounts	14,586	64	1.8	12,972	32	1.0
Total time and interest-bearing deposits	1,056,062	4,114	1.6	1,023,037	3,409	1.3
Total deposits	1,269,753			1,231,617
Federal funds purchased	7,829	53	2.7	8,536	27	1.3
Securities sold under agreements to repurchase	97,190	182	0.7	89,413	148	0.7
Other short-term borrowings	─	─	─	53,467	160	1.2
Long-term debt	56,994	580	4.1	52,969	531	4.0
Subordinated notes and capital securities	33,002	432	5.2	34,498	340	3.9
Total borrowings	195,015	1,247	2.6	238,883	1,206	2.0
Accrued expenses & other liabilities	21,670			21,516
Total liabilities	1,486,438			1,492,016
Shareholders’ Equity:
Common stock	50,406			49,580
Additional paid-in capital	21,635			20,912
Retained earnings and other equity	90,367			78,286
Total shareholders’ equity	162,408			148,778
Total liabilities and shareholders’ equity	$1,648,846			$1,640,794

Weighted average yield on interest-earning assets			5.2%			5.0%
Weighted average rate paid on interest-bearing liabilities			(1.7)			(1.5)
Net interest spread			3.5			3.5
Effect of net interest-free funding sources			0.3			0.2
Net interest margin			3.8%			3.7%

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

	The Three Months Ended March 31, 2005 Versus 2004
	Volume Change	Rate Change	Total
Interest income:
Interest-bearing deposits with other banks	$(4)	$6	$2
U.S. Government obligations	(48)	75	27
Obligations of states & political subdivisions	(14)	—	(14)
Other securities	(732)	(87)	(819)
Federal Reserve bank stock	—	—	—
Federal funds sold	25	8	33
Interest on deposits, investments and federal funds sold	(773)	2	(771)
Commercial , financial and agricultural loans	213	559	772
Real estate─commercial and construction loans	777	(86)	691
Real estate─residential loans	(42)	149	107
Loans to individuals	174	(28)	146
Municipal loans	122	(35)	87
Interest and fees on loans	1,244	559	1,803
Total interest income	471	561	1,032
Interest expense:
Interest checking deposits	(4)	—	(4)
Money market savings	(47)	656	609
Regular savings	(12)	—	(12)
Certificates of deposit	270	(190)	80
Time open & club accounts	6	26	32
Interest on deposits	213	492	705
Federal funds purchased	(4)	30	26
Securities sold under agreement to repurchase	34	—	34
Other short-term borrowings	(160)	—	(160)
Long-term debt	36	13	49
Subordinated notes and capital securities	(20)	112	92
Interest on borrowings	(114)	155	41
Total interest expense	99	647	746
Net interest income	$372	$(86)	$286

Notes:    For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Table 2 has not been tax equated.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial loans and increased volume of commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 73 basis points, primarily due to a 143 basis increase in the average prime rate, for the three months ended March 31, 2005 compared to the same period in 2004. The average yield on commercial and construction real estate loans declined slightly (less than 1 basis point); but the $43.6 million increase in average volume contributed to a $691 thousand increase in interest.

Interest on U.S. Government obligations increased $27 thousand for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to a 19 basis point increase in yield, partially offset by a 3.7% decrease in volume.

Interest on state and political subdivisions remained level comparing the three months ended March 31, 2005 to the same period in 2004.

The other securities category consists mainly of U.S. Government Agency mortgage-backed securities. Income on other securities declined 41.7% during the three months ended March 31, 2005 compared to 2004 due to a 17 basis point decline in rate and a 39.3% decrease in average volume. These decreases were the result of sales of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities and prepayments during 2004.

Interest Expense

The Corporation’s average yield on deposits increased 23 basis points for the three months ended March 31, 2005 compared to the same period in 2004. The average rate paid on money market savings increased 96 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Since August 2004, the Bank issued $35.0 million in Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits. The $80 thousand increase in interest on certificates of deposit was primarily due to volume increases partially offset by the impact of these lower yielding PLGIT deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased, repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on short-term borrowings decreased 29.9% during the three months ended March 31, 2005 compared to 2004 due to volume decreases in short-term FHLB borrowings.

Interest on long-term debt increased primarily due to an average volume increase in long-term FHLB borrowings. Interest expense on subordinated notes and capital securities increased due to LIBOR increases which effect the variable rate paid on the capital securities.

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. Continued growing loan volumes and current economic conditions indicated the need for an increase to the reserve in 2005. The provision for the three months ended March 31, 2005 and 2004 was $450 thousand and $674 thousand, respectively. In the first quarter of 2004, the provision expense of $674 thousand was recorded primarily due to a charge-off of $400 thousand. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income decreased during the first three months of 2005 compared to 2004 primarily due to gains on the sales of securities in 2004.

The following table presents noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2005	2004	Amount	Percent
Trust	$1,338	$1,250	$88	7.0%
Service charges on deposit accounts	1,626	1,429	197	13.8
Investment advisory commission and fee income	475	501	(26)	(5.2)
Insurance commission and fee income	1,056	967	89	9.2
Life insurance income	270	374	(104)	(27.8)
Other service fee income	893	527	366	69.4
Net gains on sales of securities	─	585	(585)	(100.0)
Other	59	134	(75)	(56.0)
Total noninterest income	$5,717	$5,767	$(50)	(0.9)%

Trust income increased in 2005 over 2004 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2005 compared to 2004 due to the change in structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., slightly decreased in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2005 from 2004. Loss ratio based bonuses increased $9 thousand in 2005 compared to 2004. Other insurance commissions grew approximately $80 thousand due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. There was less of an increase recognized on these policies in 2005 compared to 2004.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debt card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased in 2005 over 2004 primarily due to higher mortgage servicing fee income which includes a favorable fair market value adjustment of $111 thousand in 2005 compared to an unfavorable market value adjustment of $94 thousand in 2004. Mortgage placement fees increased $69 thousand in 2005 over 2004 and Mastermoney fees increased $64 thousand.

Gains on Sale of Assets

Sales of $1.4 million in mortgage loans during the three months ended March 31, 2005 resulted in a gain of $18 thousand compared to sales of $1.2 million for gains of $11 thousand for the three months ended March 31, 2004.

During the three months ended March 31, 2004 approximately $41.8 million aggregate cost of primarily fixed-rate U.S. Government agency mortgage-backed securities were sold resulting in a net gain of $585 thousand. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. During the three months ended March 31, 2005, securities totaling approximately $1.5 million were sold from the available-for-sale portfolio resulting in no gain or loss recognized.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2005	2004	Amount	Percent
Salaries and benefits	$6,721	$6,870	$(149)	(2.2)%
Net occupancy	1,144	985	159	16.1
Equipment	700	674	26	3.9
Other	3,090	3,124	(34)	(1.1)
Total noninterest expense	$11,655	$11,653	$2	─ %

Salary and benefits decreased by 2.2% primarily due to lower tax withholdings resulting from no bonus payouts in the three months ended March 31, 2005. Net occupancy expense increased due to increased rents during the three months ended March 31, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand recorded in 2005. Equipment expense increased 3.9% comparing the three months ended March 31, 2005 over the same period in 2004, primarily due to software costs. Other expenses overall remained relatively flat; however increases in legal fees and advertising expenses were offset by a decrease in capital shares tax.

Tax Provision

The provision for income taxes was $2.0 million for the three months ended March 31, 2005 compared to $1.9 million in 2004, at effective rates of 26.0% and 25.8%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in taxable income whereas tax-exempt income remained relatively unchanged.

Financial Condition

Assets

Total assets decreased $22 thousand since December 31, 2004. The growth in federal funds sold was more than offset by the sale and maturity of investment securities and reductions in the loan portfolio.

The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2005	2004	Amount	Percent
Cash, deposits and federal funds sold	$54,925	$37,745	$17,180	45.5%
Investment securities	331,800	343,502	(11,702)	(3.4)
Total loans	1,166,621	1,174,180	(7,559)	(0.6)
Reserve for loan losses	(13,043)	(13,099)	56	(0.4)
Premises and equipment	20,270	19,818	452	2.3
Goodwill and other intangibles	43,777	43,561	216	0.5
Cash surrender value of insurance policies	34,179	33,910	269	0.8
Other assets	28,406	27,340	1,066	3.9
Total assets	$1,666,935	$1,666,957	$(22)	─ %

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

Total investments decreased primarily due to the maturity and sale of $70.4 million of securities partially offset by the purchase of $57.3 million of securities.

Loans

Total loans decreased in the first three months of 2005. Commercial loans decreased $17.8 million, Construction loans increased $15.2  million and Commercial real estate loans decreased $4.6 million. Mortgage loan activity, including home equity loans, decreased $6.6 million. Loans to individuals grew $6.3 million.

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

Total cash basis, restructured and nonaccrual loans was $10.7 million at March 31, 2005, $10.1 million at December 31, 2004 and $8.7 million at March 31, 2004 and consists mainly of commercial loans and real estate related commercial loans. For the three months ended March 31, 2005 and March 31, 2004, nonaccrual loans resulted in lost interest income of $226 thousand and $134 thousand, respectively. Loans 90 days or more past due totaled $832 thousand at March 31, 2005, $927 thousand at December 31, 2004 and $619 thousand at March 31, 2004. Other real estate owned totaled $607 thousand at March 31, 2005 and December 31, 2004. There was no other real estate owned at March 31, 2004. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 1.04% as of March 31, 2005, 0.99% as of December 31, 2004 and 0.85% as of March 31, 2004.

At March 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.7 million all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $3.1 million. At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.1 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.7 million. At March 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.8 million. The related reserve for loan losses for those loans was $1.9 million. In the third quarter of 2004, one commercial real estate credit totaling $2.3 million was added to impaired loans; this credit is secured by a mortgage on commercial real estate. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits.

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

The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

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

The class reserve element is determined by an internal loan grading process in conjunction with associated allowance factors. The Corporation revises the class reserve factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded.

The reserve for loan losses decreased $56 thousand from December 31, 2004 to March 31, 2005 as impaired loan increases were more than offset by overall loan portfolio decreases. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio. The ratio of the reserve for loan losses to total loans was 1.12% at March 31, 2005 and at December 31, 2004.

Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with the provisions of SFAS No. 142, the Corporation completed the annual impairment tests during the fourth quarter of 2004 and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The Corporation also has goodwill of $41.0 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill.

Liabilities

Total liabilities decreased $1.2 million or 0.1% due to the decline in borrowings, partially offset by an increase in deposits. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
	2005	2004	Amount	Percent
Deposits	$1,298,584	$1,270,884	$27,700	2.2%
Borrowings	177,962	212,360	(34,398)	(16.2)
Other liabilities	28,796	23,320	5,476	23.5
Total liabilities	$1,505,342	$1,506,564	$(1,222)	(0.1)%

Deposits

Total deposits grew primarily due to an increase of $21.5 million in money market savings accounts, a result of new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Growth in non-interest bearing demand deposits was $12.5 million since December 31, 2004. These increases were partially offset by decreases in interest-bearing checking accounts of $8.3 million, as these depositors migrated to new money market savings products.

Borrowings

Long-term debt at March 31, 2005, includes $12.4 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $54.6 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $2.4 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased, repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased $33.9 million due to maturities of short-term federal funds purchased of $17.5 million and fluctuations in the sweep accounts of $16.4 million.

Other Liabilities

Other liabilities increased primarily due to a trade date payable of $5.0 million for securities purchased in March 2005 to be settled in April 2005.

Shareholders' Equity

Total shareholders’ equity increased $1.2 million or 0.7% since December 31, 2004. The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2005	2004	Amount	Percent
Common stock	$74,370	$49,580	$24,790	50.0%
Additional paid-in capital	21,637	21,632	5	─
Retained earnings	104,321	125,772	(21,451)	(17.1)
Accumulated other comprehensive (loss) income	(157)	2,187	(2,344)	(107.2)
Treasury stock	(38,578)	(38,778)	200	(0.5)
Total shareholders’ equity	$161,593	$160,393	$1,200	0.7%

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. The declaration of this split was recorded in March 2005, which increased common stock by $24.8 million and decreased retained earnings by $24.8 million; this amount equates to the par value of the stock the Corporation distributed on April 29, 2005. Retained earnings was favorably impacted by three months of net income of $5.8 million partially offset by cash dividends of $2.5 million declared during the first three months of 2005. Treasury stock decreased slightly because options exercised were sold out of treasury. There is a buyback program in place that as of March 31, 2005 allows the Corporation to purchase an additional 377,010 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $157 thousand, net of taxes, is included in shareholders' equity as of March 31, 2005. Accumulated other comprehensive income related to debt securities of $2.2 million, net of taxes, has been included in shareholders' equity as of December 31, 2004. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income (loss) was a result of declines in the market values of fixed rate non-mortgage-backed government agency debt securities and fixed rate state and political subdivision debt securities. These market value declines are attributable to an increase in the 2-year treasury yield of 71 basis points and an increase in the 10-year treasury yield of 26 basis points from December 31, 2004 to March 31, 2005.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies.

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

Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of First County Bank, Pennview Savings Bank and Suburban Community Bank, and various other insurance and investment advisory companies in connection with the forming and growth of Univest Investments, Inc. and Univest Insurance, Inc. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS No. 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

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

The Corporation uses both static gap analysis and simulation techniques to quantify its exposure to interest rate risk. The Corporation uses static gap analysis techniques to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.

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

The Corporation, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $369.7 million. At March 31, 2005, the Corporation's outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At March 31, 2005, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2005, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of March 31, 2005, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in the following table.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of March 31, 2005:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$68,875	$2,890	$6,805	$20,861	$38,319
Subordinated capital notes	15,444	2,116	4,120	3,801	5,407
Trust preferred securities	57,276	1,274	2,549	2,549	50,904
Securities sold under agreement to repurchase	88,038	88,038	—	—	—
Time deposits	456,706	255,748	147,171	51,959	1,828
Operating leases	7,366	1,228	2,001	1,213	2,924
Standby and commercial letters of credit	57,841	38,396	19,435	10	—
Forward contracts	1,587	1,587	—	—	—
Commitments to extend credit	416,294	101,023	75,100	19,703	220,468
Total contractual obligations	$1,169,427	$492,300	$257,181	$100,096	$319,850

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $139 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable differed tax benefits may alter this projected number.

Item 3.	Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4.	Controls and Procedures

Management is responsible for the disclosure controls and procedures of Univest Corporation of Pennsylvania (“Univest”). Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a - 15(e) and 15d-15(c) under the Securities Exchange Act of 1934. Based on their evaluation Management believes that the financial information required to be disclosed in accordance with the Securities Exchange Act of 1934 is presented fairly, recorded, summarized and reported within the required time periods.

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2005. Share and per share amounts have been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	20,298	$30.43	20,298	372,291
February 1 - 28, 2005	505	28.37	505	390,136
March 1 - 31, 2005	15,000	26.61	15,000	377,010
Total	35,803		35,803

1.	Transactions are reported as of settlement dates.
2.
The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares originally approved for repurchase under the Corporation’s current stock repurchase program is 526,571.
4.	The Corporation’s current stock repurchase program does not have an expiration date.
5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
6.
The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable .

Item 5.	Other Information

None.

Item 6.	Exhibits

a.  Exhibits

Exhibit 31.1
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

Univest Corporation of Pennsylvania (Registrant)

Date: 5/03/05	By:	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: 5/03/05	By:	/s/ Wallace H. Bieler
Wallace H. Bieler, Chief Operation Officer and Chief Financial Officer