Form 10-Q
period 2005-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2005-08-05
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2005.

or

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to .

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No   .

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,901,199
(Title of Class)	(Number of shares outstanding at 6/30/05)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

Page Number

Part I.	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets at
		June 30, 2005 and December 31, 2004	1

		Condensed Consolidated Statements of Income for the Three and
		Six Months Ended June 30, 2005 and 2004	2

		Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June, 2005 and 2004	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

	Item 4.	Controls and Procedures	25

Part II.	Other Information:

	Item 1.	Legal Proceedings	25

	Item 2.	Changes in Securities, Use of Proceeds and
		Issuer Purchases of Equity Securities	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	Submission of Matters to a Vote of Securities Holders	27

	Item 5.	Other Information	27

	Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) June 30, 2005	(SEE NOTE) December 31, 2004
ASSETS	($ in thousands)
Cash and due from banks	$38,595	$35,876
Interest-bearing deposits with other banks	627	711
Federal funds sold	1,186	1,158
Investment securities held-to-maturity (market value $16,728 and $40,146 at June 30, 2005 and December 31, 2004, respectively)	16,747	40,000
Investment securities available-for-sale	328,285	303,502
Loans	1,198,558	1,174,180
Less: Reserve for loan losses	(13,252)	(13,099)
Net loans	1,185,306	1,161,081
Premises and equipment, net	20,971	19,818
Goodwill, net of accumulated amortization of $2,845 at June 30, 2005 and December 31, 2004, respectively	40,998	40,794
Other intangibles, net of accumulated amortization of $3,499 and $3,229 at June 30, 2005 and December 31, 2004, respectively	2,570	2,767
Cash surrender value of insurance policies	34,513	33,910
Accrued interest and other assets	29,837	27,340
Total assets	$1,699,635	$1,666,957

LIABILITIES
Demand deposits, noninterest bearing	$229,173	$218,410
Demand deposits, interest bearing	418,234	407,045
Savings deposits	215,553	214,588
Time deposits	453,437	430,841
Total deposits	1,316,397	1,270,884
Securities sold under agreements to repurchase	83,775	104,442
Other short-term borrowings	20,700	17,500
Accrued expenses and other liabilities	22,171	23,320
Long-term debt	56,815	57,049
Subordinated notes	12,000	12,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,532,477	1,506,564
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at June 30, 2005 and December 31, 2004; 14,874,220 and 9,916,062 shares issued and 12,901,199 and 8,575,618 shares outstanding at June 30, 2005 and December 31, 2004, respectively	74,371	49,580
Additional paid-in capital	21,702	21,632
Retained earnings	107,455	125,772
Accumulated other comprehensive income	1,444	2,187
Treasury stock, at cost; 1,973,021 and 1,340,444 shares at June 30, 2005 and December 31, 2004, respectively	(37,814)	(38,778)
Total shareholders’ equity	167,158	160,393
Total liabilities and shareholders’ equity	$1,699,635	$1,666,957

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	($ in thousands, except per share data)
Interest and fees on loans:
Taxable	$16,469	$14,046	$31,995	$27,856
Exempt from federal income taxes	808	688	1,596	1,389
Total interest and fees on loans	17,277	14,734	33,591	29,245
Interest and dividends on investment securities:
Taxable	2,437	2,663	4,747	5,765
Exempt from federal income taxes	886	894	1,770	1,792
Other interest income	67	7	107	12
Total interest income	20,667	18,298	40,215	36,814
Interest expense
Interest on deposits	4,614	3,310	8,728	6,719
Interest on long-term debt and capital securities	1,079	916	2,091	1,787
Interest on short-term debt	314	204	549	539
Total interest expense	6,007	4,430	11,368	9,045
Net interest income	14,660	13,868	28,847	27,769
Provision for loan losses	450	158	900	832
Net interest income after provision for loan losses	14,210	13,710	27,947	26,937
Noninterest income
Trust fee income	1,325	1,250	2,663	2,500
Service charges on deposit accounts	1,718	1,512	3,344	2,941
Investment advisory commission and fee income	446	456	921	957
Insurance commission and fee income	877	748	1,933	1,715
Life insurance income	334	350	604	724
Other service fee income	652	873	1,545	1,400
Net gain on sales of securities	87	—	87	585
Net gain (loss) on dispositions of fixed assets	(215)	219	(215)	206
Other	158	150	217	297
Total noninterest income	5,382	5,558	11,099	11,325
Noninterest expense
Salaries and benefits	6,552	6,573	13,273	13,443
Net occupancy	1,061	1,033	2,205	2,018
Equipment	771	742	1,471	1,416
Other	3,063	3,409	6,153	6,533
Total noninterest expense	11,447	11,757	23,102	23,410
Income before income taxes	8,145	7,511	15,944	14,852
Applicable income taxes	2,145	1,922	4,173	3,813
Net income	$6,000	$5,589	$11,771	$11,039
Net income per share:*
Basic	$0.46	$0.43	$0.91	$0.86
Diluted	0.46	0.42	0.90	0.84
Dividends declared	0.17	0.17	0.34	0.34

* Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:	($ in thousands)
Net income	$11,771	$11,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	832
Depreciation of premises and equipment	974	1,003
Realized gains on investment securities	(87)	(585)
Realized losses (gains) on dispositions of fixed assets	215	(206)
Other adjustments to reconcile net income to cash provided by operating activities	(698)	(930)
Deconsolidation of capital trust	─	619
(Increase) decrease in interest receivable and other assets	(2,038)	9,847
(Decrease) increase in accrued expenses and other liabilities	(1,576)	1,356
Net cash provided by operating activities	9,461	22,975
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(200)	─
Net capital expenditures	(2,332)	(980)
Proceeds from maturing securities held-to-maturity	68,265	10,913
Proceeds from maturing securities available-for-sale	17,943	47,528
Proceeds from sales of securities available-for-sale	2,814	42,370
Purchases of investment securities held-to-maturity	(44,914)	─
Purchases of investment securities available-for-sale	(46,599)	(41,012)
Proceeds from sales of mortgages	4,616	3,929
Net increase in loans	(29,699)	(61,866)
Other investing activities	56	521
Net cash (used in) provided by investing activities	(30,050)	1,403
Cash flows from financing activities:
Net increase (decrease) in deposits	45,737	(17,627)
Net decrease in short-term borrowings	(17,467)	(6,887)
Issuance of long-term debt	─	7,500
Repayment of long-term debt	─	(3,000)
Repayment of subordinated debt	(750)	(750)
Purchases of treasury stock	(2,265)	(1,414)
Stock issued under dividend reinvestment and employee stock purchase plans	987	993
Proceeds from exercise of stock options	1,362	577
Cash dividends paid	(4,296)	(3,846)
Net cash provided by (used in) financing activities	23,308	(24,454)
Net increase (decrease) in cash and due from banks	2,719	(76)
Cash and due from banks at beginning of year	35,876	48,881
Cash and due from banks at end of period	$38,595	$48,805

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,283	$12,498
Income taxes, net of refunds received	4,453	3,846

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission.

Note 2. Stock Split

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. All share and per share data presented in the following notes has been retroactively adjusted to give effect to this stock split.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share - Net income	$6,000	$5,589	$11,771	$11,039
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	12,882	12,837	12,879	12,831
Effect of dilutive securities: Employee stock options	143	274	160	283
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,025	13,111	13,039	13,114
Basic earnings per share	$0.46	$0.43	$0.91	$0.86
Diluted earnings per share	$0.46	$0.42	$0.90	$0.84

Note 4. Stock-Based Compensation

The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. The Corporation originally choose not to adopt SFAS No. 123, “Accounting for Stock-Based-Compensation” (“FAS No. 123”), which was revised in December 2004 and will require mandatory adoption beginning fiscal year 2006 as discussed under “Recent Accounting Pronouncement” in Note 8. The Corporation has adopted SFAS No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (“SFAS No. 148”). The following table provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.

Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

($ in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Income as reported	$6,000	$5,589	$11,771	$11,039
Pro forma expense related to stock options, net of tax	64	164	152	338
Pro forma net income	$5,936	$5,425	$11,619	$10,701

Basic earnings per share:
As reported	$0.46	$0.43	$0.91	$0.86
Pro forma	$0.46	$0.42	$0.90	$0.83
Diluted earnings per share:
As reported	$0.46	$0.42	$0.90	$0.84
Pro forma	$0.46	$0.42	$0.89	$0.81

Note 5. Accumulated Other Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$6,000	$5,589	$11,771	$11,039
Unrealized loss on cash flow hedges	—	—	—	(3)
Unrealized gain/(loss) on available-for-sale investment securities	1,658	(5,248)	(686)	(3,087)
Less: reclassification adjustment for gains realized in net income	57	—	57	380
Total comprehensive income	$7,601	$341	$11,028	$7,569

Note 6.   FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. The maximum potential amount of future payments under the guarantee is $61.7 million. The current carrying amount of the contingent obligation as of June 30, 2005 is $36 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 7. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended June 30,
	2005	2004	2005	2004
	Retirement Plans		Other Postretirement
Service cost	$302	$289	$14	$12
Interest cost	390	360	19	17
Expected return on plan assets	(372)	(358)	─	─
Amortization of prior service cost	(19)	(19)	(5)	(5)
Amortization of net (gain) loss	58	59	2	─
Net periodic benefit cost	$359	$331	$30	$24
	Six Months Ended June 30,
($ in thousands)	2005	2004	2005	2004
	Retirement Plans		Other Postretirement
Service cost	$618	$579	$27	$24
Interest cost	791	729	37	34
Expected return on plan assets	(760)	(698)	─	─
Amortization of prior service cost	(37)	(37)	(10)	(10)
Amortization of net (gain) loss	107	99	4	─
Net periodic benefit cost	$719	$672	$58	$48

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute or make non-qualified payments of $510 thousand to its retirement plans and $90 thousand to its other postretirement benefit plans in 2005. As of June 30, 2005, $249 thousand and $45 thousand have been contributed to its retirement plans and other postretirement plans, respectively. The Corporation presently anticipates contributing essentially equal payments for the remaining quarters in 2005 to fund the retirement plan and other postretirement plans.

Note 8. Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $127 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable deferred tax benefits may alter this projected number.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies. The final rule became effective on April 11, 2005 for quarterly reporting periods beginning after July 1, 2005 and impacts the calculation of risk-based capital ratios. The final rule limits restricted core capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liabilities. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital under quantitative limits which will be transitioned over a five-year period ending March 31, 2009. Under the new rule, the requirement for trust preferred securities to include a call option has been eliminated and standards for the junior subordinated debt underlying trust preferred securities eligible for tier 1 capital have been clarified. The Corporation’s trust preferred securities amount to less than the 25 percent limitation for tier 1 capital and none would be subject to the tighter quantitative limits of tier 2 capital under the new rule. The Corporation does not anticipate a material change in its risk-based capital ratios as a result of this new rule.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”.) SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005.

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

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. All per share data has been retroactively adjusted to give effect to this stock split.

Executive Overview

The Corporation recorded net income for the six months ended June 30, 2005 of $11.8 million, a 6.6% increase over the June 30, 2004 period. Basic net income per share increased 5.8% while diluted net income per share increased 7.1%.

Average earning assets increase $36.5 million and average interest-bearing liabilities increased $17.1 million when comparing the six-month periods ended June 30, 2005 and 2004. Increased rates on commercial business loans and volume increases in commercial and construction real estate loans, partially offset by increased rates on money market savings, contributed to a $1.1 million increase in net interest income. The net interest margin remained the same at 3.8% for the six months ended June 30, 2005 and 2004. On a tax-equivalent basis, the net interest margin was 4.0% for both six-month periods ended June 30, 2005 and 2004.

In the six months ended June 30, 2004 approximately $41.8 million of primarily mortgage-backed securities were sold for a net gain of $585 thousand. These securities were primarily fixed-rate U. S. Government agency mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. These sales were offset by purchases of shorter-term U. S. Government agency bonds to cover the collateral needs of the seasonal increase in public funds, due to the collection of school-district-related real estate taxes. In the six months ended June 30, 2005, approximately $1.5 million in U. S. Government agency securities and $1.2 million in Municipals were sold for a net gain of $87 thousand. In June 2004, the Corporation sold its Hatfield banking office for a gain of $196 thousand. During the second quarter of 2005, the Corporation closed two supermarket banking offices and retired other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand. These decreases in non-interest income were partially offset by increases in service charges on deposits.

Salary and benefits decreased by 1.3% primarily due to an increase in the amount of costs deferred and capitalized as loan originations increased over 2004 and also due to lower tax withholdings resulting from no 2004 bonus payouts in the six months ended June 30, 2005. Net occupancy expense increased due to increased rents during the six months ended June 30, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand recorded in 2005. Other expenses decreased primarily due to bank shares tax overpayments and credits partially offset by increases in legal fees associated with loan work-outs. Advertising expenses also showed an increase for the six months ended June 30, 2005 compared to 2004.

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

Results of Operations - Three Months Ended June 30, 2005 Versus 2004

The Corporation’s consolidated net income and earnings per share for the three months ended June 30, 2005 and 2004 were as follows:

($ in thousands, except per share data)	For the Three Months Ended June 30,		Change
	2005	2004	Amount	Percent
Net income	$6,000	$5,589	$411	7.4%
Net income per share:
Basic	$0.46	$0.43	$0.03	7.0%
Diluted	0.46	0.42	0.04	9.5

Return on average shareholders' equity was 14.52% and return on average assets was 1.43% for the three months ended June 30, 2005 compared to 14.95% and 1.39%, respectively, for the three months ended June 30, 2004.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the yields earned on average assets, and the cost of average liabilities for the three months ended June 30, 2005 and 2004. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $792 thousand for the three months ended June 30, 2005 compared to the same period of 2004 primarily due to increased rates on commercial loans and volume increases in commercial real estate loans, partially offset by the net increase in rates on deposits. The net interest margin, which is net interest income as a percentage of average interest-earning assets, remained the same at 3.8% for the three months ended June 30, 2005 and 2004. On a tax-equivalent basis, the net interest margin also remained the same at 4.0% for the three months ended June 30, 2005 and 2004. The net interest spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5% compared to 3.6% for three-month periods ended June 30, 2005 and 2004, respectively. On a tax-equivalent basis, the net interest spread was 3.7% compared to 3.8% for three-month periods ended June 30, 2005 and 2004, respectively. The effect of net interest free funding sources increased to 0.3% for the three months ended June 30, 2005 compared to 0.2% for the three months ended June 30, 2004; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
For the three months ended:	June 30, 2005					June 30, 2004
		Non-Tax-Equivalent		Tax-Equivalent			Non-Tax-Equivalent		Tax-Equivalent
	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate
Interest-earning assets:
Investments, interest-earning deposits with other banks and federal funds sold	$351,913	$3,390	3.9%	$3,866	4.4%	$359,225	$3,564	4.0%	$4,044	4.5%
Loans	1,181,301	17,277	5.9	17,617	6.0	1,108,050	14,734	5.3	15,039	5.4
Total Interest-earning assets	1,533,214	20,667	5.4	21,483	5.6	1,467,275	18,298	5.0	19,083	5.2
Non-interest-earning assets	150,078					145,640
Total assets	$1,683,292					$1,612,915
Interest-bearing liabilities:
Deposits	$1,084,835	4,614	1.7	4,614	1.7	$1,030,558	3,310	1.3	3,310	1.3
Borrowings	187,144	1,393	3.0	1,393	3.0	196,274	1,120	2.3	1,120	2.3
Total Interest-bearing liabilities	1,271,979	6,007	1.9	6,007	1.9	1,226,832	4,430	1.4	4,430	1.4
Non-interest-bearing liabilities	246,031					236,515
Total liabilities	1,518,010					1,463,347
Shareholders’ equity	165,282					149,568
Total liabilities and shareholders’ equity	$1,683,292					$1,612,915
Net interest income		$14,660		$15,476			$13,868		$14,653
Interest rate spread			3.5%		3.7%			3.6%		3.8%
Effect of net interest-free funding sources			0.3		0.3			0.2		0.2
Net interest margin			3.8%		4.0%			3.8%		4.0%
Ratio of average interest-earning assets to interest-bearing liabilities equity	120.5%					119.6%
Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan balances.

Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

The Three Months Ended June 30, 2005 versus 2004	Non-Tax Equivalent			Tax-Equivalent
	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Investments, interest-bearing deposits with other banks and federal funds sold	$(136)	$(38)	$(174)	$(140)	$(38)	$(178)
Loans	1,134	1,409	2,543	1,087	1,491	2,578
Total interest income	998	1,371	2,369	947	1,453	2,400
Interest expense:
Deposits	479	825	1,304	479	825	1,304
Borrowings	(12)	285	273	(12)	285	273
Total interest expense	467	1,110	1,577	467	1,110	1,577
Net interest income	$531	$261	$792	$480	$343	$823
Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
  Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial business loans and increased volume of commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 126 basis points, primarily due to a 166 basis increase in the average prime rate, for the three months ended June 30, 2005 compared to the same period in 2004; which contributed to a $1.1million increase in interest income. The average yield on commercial and construction real estate loans increased slightly by 21 basis points; but the $38.1 million increase in average volume primarily contributed to an $813 thousand increase in interest income.

Interest on investments, interest-bearing deposits and federal funds sold decreased primarily due to a $30.7 million decrease in average mortgage-backed securities, partially offset by an increase of $14.2 million in U.S. Government agency obligations; whereas rates on these securities remained flat.

Interest Expense

The Corporation’s average rate on deposits increased 42 basis points for the three months ended June 30, 2005 compared to the same period in 2004. The average rate paid on money market savings increased 122 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to an $860 thousand increase in interest expense. Interest on certificates of deposit increased $410 thousand, primarily due to volume increases of $45.9 million. Since August 2004, the Bank issued $45.0 million in Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased 53.9% during the three months ended June 30, 2005 compared to 2004 due to a 51 basis point increase in the average rate paid on sweep accounts.

Interest on long-term debt increased primarily due to a 175 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which effect the variable rate paid on the trust preferred securities.

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan volumes and current economic conditions indicated the need for an increase to the reserve in 2005. The provision for the three months ended June 30, 2005 and 2004 was $450 thousand and $158 thousand, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income decreased during the first three months of 2005 compared to 2004 primarily due to a net gain on the disposition of fixed assets in 2004 compared to a net loss in 2005.

The following table presents noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2005	2004	Amount	Percent
Trust fee income	$1,325	$1,250	$75	6.0%
Service charges on deposit accounts	1,718	1,512	206	13.6
Investment advisory commission and fee income	446	456	(10)	(2.2)
Insurance commission and fee income	877	748	129	17.2
Life insurance income	334	350	(16)	(4.6)
Other service fee income	652	873	(221)	(25.3)
Net gain on sales of securities	87	—	87	100.0
Net gain (loss) on dispositions of fixed assets	(215)	219	(434)	(198.2)
Other	158	150	8	5.3
Total noninterest income	$5,382	$5,558	$(176)	(3.2)%

Trust fee income increased in 2005 over 2004 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2005 compared to 2004 due to the change in structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., slightly decreased in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $129 thousand for the second quarter due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. There was less of an increase recognized on these policies in 2005 compared to 2004.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debt card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the second quarter of 2005 over 2004 primarily due to unfavorable fair market value adjustments on mortgage servicing rights of $108 thousand in 2005 compared to favorable market value adjustment of $139 thousand in 2004. This decrease for the quarter was partially offset by an increase in Mastermoney fees.

Gains on Sale of Assets

Sales of $3.2 million in mortgage loans during the three months ended June 30, 2005 resulted in gains of $36 thousand compared to sales of $2.7 million for gains of $46 thousand for the three months ended June 30, 2004.

During the three months ended June 30, 2005 approximately $1.2 million aggregate costs of municipals were sold resulting in a net gain of $87 thousand. There were no securities sales during the three months ended June 30, 2004.

During the three months ended June 30, 2005 the Corporation closed two of its supermarket banking offices and retired additional long-term assets replaced by the new Kulpsville branch resulting in net losses of the disposition of fixed assets of $215 thousand. In the three months ended June 30, 2004, the Corporation sold its Hatfield branch for a net gain of $196 thousand.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2005	2004	Amount	Percent
Salaries and benefits	$6,552	$6,573	$(21)	(0.3)%
Net occupancy	1,061	1,033	28	2.7
Equipment	771	742	29	3.9
Other	3,063	3,409	(346)	(10.1)
Total noninterest expense	$11,447	$11,757	$(310)	(2.6)%

Salary and benefits decreased primarily due to an increase in the amount of costs deferred and capitalized for loan originations increased over 2004. Net occupancy expense increased due to expenses related to the opening of the new Kulpsville branch. Equipment expense increased 3.9% comparing the three months ended June 30, 2005 over the same period in 2004, primarily due to software costs. Other expenses decreased due to bank shares tax overpayments and credits and various decreases in other operating expenses, partially offset by increases in legal fees related to loan work-outs.

Tax Provision

The provision for income taxes was $2.1 million for the three months ended June 30, 2005 compared to $1.9 million in 2004, at effective rates of 26.3% and 25.6%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in pre-tax income while tax-exempt income remained relatively unchanged.

Results of Operations - Six Months Ended June 30, 2005 Versus 2004

The Corporation’s consolidated net income and earnings per share for the six months ended June 30, 2005 and 2004 were as follows:

($ in thousands, except per share data)	For the Six Months Ended June 30,		Change
	2005	2004	Amount	Percent
Net income	$11,771	$11,039	$732	6.6%
Net income per share:
Basic	$0.91	$0.86	$0.05	5.8%
Diluted	0.90	0.84	0.06	7.1

Return on average shareholders' equity was 14.37% and return on average assets was 1.41% for the six months ended June 30, 2005 compared to 14.80% and 1.36%, respectively, for the six months ended June 30, 2004.

Net Interest Income

Net interest income increased $1.1 million for the six months ended June 30, 2005 compared to the same period of 2004 due to increased rates on commercial loans and increased volume of commercial and construction real estate loans, partially offset by the net increase in rates on deposits. The net interest margin remained level at 3.8% for both six-month periods ended June 30, 2005 and 2004. On a tax-equivalent basis, the net interest margin also remained the same at 4.0% for the six months ended June 30, 2005 and 2004. The net interest spread was 3.5% for both six-month periods ended June 30, 2005 and 2004. On a tax-equivalent basis, the net interest spread was 3.7% for both six-month periods ended June 30, 2005 and 2004. The effect of net interest free funding sources was 0.3% for both periods.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

For the six months ended:	June 30, 2005					June 30, 2004
		Non-Tax-Equivalent		Tax-Equivalent			Non-Tax-Equivalent		Tax-Equivalent
	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate
Interest-earning assets:
Investments, interest-earning deposits with other banks and federal funds sold	$344,430	$6,624	3.8%	$7,575	4.4%	$384,514	$7,569	3.9%	$8,531	4.4%
Loans	1,173,203	33,591	5.7	34,269	5.8	1,096,626	29,245	5.3	29,861	5.4
Total Interest-earning assets	1,517,633	40,215	5.3	41,844	5.5	1,481,140	36,814	5.0	38,392	5.2
Non-interest-earning assets	148,532					145,714
Total assets	$1,666,165					$1,626,854
Interest-bearing liabilities:
Deposits	$1,070,528	8,728	1.6	8,728	1.6	$1,026,797	6,719	1.3	6,719	1.3
Borrowings	190,928	2,640	2.8	2,640	2.8	217,579	2,326	2.1	2,326	2.1
Total Interest-bearing liabilities	1,261,456	11,368	1.8	11,368	1.8	1,244,376	9,045	1.5	9,045	1.5
Non-interest-bearing liabilities	240,855					233,305
Total liabilities	1,502,311					1,477,681
Shareholders’ equity	163,854					149,173
Total liabilities and shareholders’ equity	$1,666,165					$1,626,854
Net interest income		$28,847		$30,476			$27,769		$29,347
Interest rate spread			3.5%		3.7%			3.5%		3.7%
Effect of net interest-free funding sources			0.3		0.3			0.3		0.3
Net interest margin			3.8%		4.0%			3.8%		4.0%
Ratio of average interest-earning assets to interest-bearing liabilities equity	120.3%					119.0%
Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
  Nonaccrual loans and unearned discounts have been included in the average loan balances.

Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

The Six Months Ended June 30, 2005 versus 2004	Non-Tax Equivalent			Tax-Equivalent
	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Investments, interest-bearing deposits with other banks and federal funds sold	$(900)	$(45)	$(945)	$(911)	$(45)	$(956)
Loans	2,313	2,033	4,346	2,375	2,033	4,408
Total interest income	1,413	1,988	3,401	1,464	1,988	3,452
Interest expense:
Deposits	534	1,475	2,009	534	1,475	2,009
Borrowings	(137)	451	314	(137)	451	314
Total interest expense	397	1,926	2,323	397	1,926	2,323
Net interest income	$1,016	$62	$1,078	$1,067	$62	$1,129
Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
  Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial loans and increased volume of commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 100 basis points, primarily due to a 162 basis point increase in the average prime rate, for the six months ended June 30, 2005 compared to the same period in 2004; which contributed to a $1.9 million increase in interest income. The average yield on commercial and construction real estate loans increased slightly by 10 basis points; but the $40.8 million increase in average volume primarily contributed to a $1.5 million increase in interest income.

Interest on investments, interest-bearing deposits and federal funds sold decreased primarily due to a $46.6 million decrease in average mortgage-backed securities; whereas rates on these securities remained flat. These decreases were the result of sales of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities and prepayments during 2004.

Interest Expense

The Corporation’s average yield on deposits increased 32 basis points for the six months ended June 30, 2005 compared to the same period in 2004. The average rate paid on money market savings increased 110 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Interest on certificates of deposit increased $490 thousand, primarily due to volume increases of $42.4 million. Since August 2004, the Bank issued $45.0 million in PLGIT Certificates to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits.

Interest expense on short-term borrowings increased $10 thousand during the six months ended June 30, 2005 compared to 2004 due to average rate increases on federal funds purchased of 165 basis points and rate increases on sweep accounts of 29 basis points, partially offset by volume decreases in FHLB borrowings of $32.2 million.

Interest on long-term debt increased primarily due to a 152 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which effect the variable rate paid on the trust preferred securities.

Provision For Loan Losses

The provision for the six months ended June 30, 2005 and 2004 was $900 thousand and $832 thousand, respectively. Continued growth in loan volumes and current economic conditions indicated the need for an increase to the reserve in 2005.

Noninterest Income

Total noninterest income decreased during the first six months of 2005 compared to 2004 primarily due to gains on the sales of securities and gains on dispositions of fixed assets in 2004. The following table presents noninterest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2005	2004	Amount	Percent
Trust fee income	$2,663	$2,500	$163	6.5%
Service charges on deposit accounts	3,344	2,941	403	13.7
Investment advisory commission and fee income	921	957	(36)	(3.8)
Insurance commission and fee income	1,933	1,715	218	12.7
Life insurance income	604	724	(120)	(16.6)
Other service fee income	1,545	1,400	145	10.4
Net gain on sales of securities	87	585	(498)	(85.1)
Net gain (loss) on dispositions of fixed assets	(215)	206	(421)	(204.4)
Other	217	297	(80)	(26.9)
Total noninterest income	$11,099	$11,325	$(226)	(2.0)%

Trust fee income increased in 2005 over 2004 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2005 compared to 2004 due to the change in the fee structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., slightly decreased in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2005 from 2004. Loss ratio based bonuses increased $9 thousand in 2005 compared to 2004. Other insurance commissions grew approximately $210 thousand for the six month period due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. There was less of an increase recognized on these policies in 2005 compared to 2004.

Other service fee income increased for the six months ended June 30, 2005 compared to the same period in 2004 primarily due a $118 thousand increase in Mastermoney fees in addition to increases in mortgage placement fee income. This increase for the six-month period was partially offset by favorable fair market value adjustments on mortgage servicing rights of $2 thousand in 2005 compared to favorable market value adjustments of $45 thousand in 2004.

Gains on Sale of Assets

Sales of $4.6 million in mortgage loans during the six months ended June 30, 2005 resulting in gains of $54 thousand compared to sales of $3.9 million for gains of $57 thousand for the six months ended June 30, 2004.

During the three months ended March 31, 2004 approximately $41.8 million aggregate cost of primarily fixed-rate U.S. Government agency mortgage-backed securities were sold resulting in a net gain of $585 thousand. Securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility. In the six months ended June 30, 2005, approximately $1.5 million in U. S. Government agency securities and $1.2 million in Municipals were sold from the available-for-sale portfolio resulting in an $87 thousand gain.

Noninterest Expense

 The following table presents noninterest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2005	2004	Amount	Percent
Salaries and benefits	$13,273	$13,443	$(170)	(1.3)%
Net occupancy	2,205	2,018	187	9.3
Equipment	1,471	1,416	55	3.9
Other	6,153	6,533	(380)	(5.8)
Total noninterest expense	$23,102	$23,410	$(308)	(1.3)%

Salary and benefits decreased by 1.3% primarily due an increase in the amount of costs deferred and capitalized as loan originations increased over 2004 and also due to lower tax withholdings resulting from no 2004 bonus payouts in the six months ended June 30, 2005. Net occupancy expense increased due to increased rents during the six months ended June 30, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand record recorded in 2005. Other expenses decreased primarily due to bank shares tax overpayments and credits partially offset by increases in legal fees associated with loan work-outs and increases in advertising expenses.

Tax Provision

The provision for income taxes was $4.2 million for the six months ended June 30, 2005 compared to $3.8 million in 2004, at effective rates of 26.2% and 25.7%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the six-month periods is primarily due to an increase in pre-tax income while tax-exempt income remained relatively unchanged.

Financial Condition

Assets

Total assets increased $32.7 million since December 31, 2004. The increase was primarily due to net growth in loans.

The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
	2005	2004	Amount	Percent
Cash, deposits and federal funds sold	$40,408	$37,745	$2,663	7.1%
Investment securities	345,032	343,502	1,530	0.4
Total loans	1,198,558	1,174,180	24,378	2.1
Reserve for loan losses	(13,252)	(13,099)	(153)	1.2
Premises and equipment	20,971	19,818	1,153	5.8
Goodwill and other intangibles	43,568	43,561	7	—
Cash surrender value of insurance policies	34,513	33,910	603	1.8
Other assets	29,837	27,340	2,497	9.1
Total assets	$1,699,635	$1,666,957	$32,678	2.0%

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

Total investments increased primarily due to security purchases totaling $91.5 million partially offset by maturities and sales of $88.9 million.

Loans

Total loans increased in the first six months of 2005 primarily due to an increase in real estate construction loans of $19.0  million and an increase in non-real estate related loans to individuals of $16.4 million. These increases were partially offset by decreases in: commercial real estate loans of $5.3 million; mortgage loan activity, including home equity loans, of $3.3 million; and commercial loans of $2.0 million.

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

Cash basis, restructured and nonaccrual loans totaled $8.2 million at June 30, 2005, $10.1 million at December 31, 2004 and $8.1 million at June 30, 2004 and consists mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2005 and 2004, nonaccrual loans resulted in lost interest income of $383 thousand and $254 thousand, respectively. Loans 90 days or more past due totaled $498 thousand at June 30, 2005, $927 thousand at December 31, 2004 and $881 thousand at June 30, 2004. Other real estate owned totaled $665 thousand at June 30, 2005 and $607 thousand at December 31, 2004. There was no other real estate owned at June 30, 2004. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 0.78% at June 30, 2005, 0.99% at December 31, 2004 and 0.80% at June 30, 2004.

At June 30, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.2 million all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.4 million. At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.1 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.7 million. At June 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.2 million. The related reserve for loan losses for those loans was $1.5 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. In the third quarter of 2004, one commercial real estate credit totaling $2.3 million was added to impaired loans; this credit is secured by a mortgage on commercial real estate. During the six months ended June 30, 2005, $2.0 million of primarily commercial real estate loans were added to impaired loans, impaired commercial business loans of $1.2 million were charged-off, and payments of $2.8 million were received of which $317 thousand were payments from the Small Business Administration for guaranteed portions of the loans.

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

The reserve for loan losses increased $153 thousand from December 31, 2004 to June 30, 2005 as decreases in impaired loan were more than offset by overall loan portfolio increases. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio. The ratio of the reserve for loan losses to total loans was 1.11% at June 30, 2005 and 1.12% at December 31, 2004.

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

Liabilities

Total liabilities increased since December 31, 2004 primarily due to an increase in deposits, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
	2005	2004	Amount	Percent
Deposits	$1,316,397	$1,270,884	$45,513	3.6%
Borrowings	193,909	212,360	(18,451)	(8.7)
Other liabilities	22,171	23,320	(1,149)	(4.9)
Total liabilities	$1,532,477	$1,506,564	$25,913	1.7%

Deposits

The Bank issued a $10.0 million PLGIT certificate of deposit in June 2005. Other time deposits increased $12.7 million and money market savings accounts increased $22.4 million, a result of new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Growth in non-interest bearing demand deposits was $10.8 million since December 31, 2004. These increases were partially offset by decreases in interest-bearing checking accounts of $11.2 million, as these depositors migrated to new money market savings products.

Borrowings

Long-term debt at June 30, 2005, includes $12.0 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $54.6 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $2.2 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased $18.5 million primarily due to fluctuations in the sweep accounts of a negative $20.4 million.

Other Liabilities

Other liabilities decreased primarily due to the payment of taxes.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2004 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
	2005	2004	Amount	Percent
Common stock	$74,371	$49,580	$24,791	50.0%
Additional paid-in capital	21,702	21,632	70	0.3
Retained earnings	107,455	125,772	(18,317)	(14.6)
Accumulated other comprehensive income	1,444	2,187	(743)	(34.0)
Treasury stock	(37,814)	(38,778)	964	(2.5)
Total shareholders’ equity	$167,158	$160,393	$6,765	4.2%

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. The declaration of this split was recorded in March 2005, which increased common stock by $24.8 million and decreased retained earnings by $24.8 million; this amount equates to the par value of the common stock the Corporation distributed on April 29, 2005. Retained earnings was favorably impacted by six months of net income of $11.8 million partially offset by cash dividends of $4.3 million declared during the first six months of 2005. Treasury stock decreased slightly primarily because options exercised were sold out of treasury. There is a buyback program in place that as of June 30, 2005 allows the Corporation to purchase an additional 406,275 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to debt securities of $1.4 million, net of taxes, is included in shareholders' equity as of June 30, 2005. Accumulated other comprehensive income related to debt securities of $2.2 million, net of taxes, has been included in shareholders' equity as of December 31, 2004. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income was a result of declines in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities. These market value declines are attributable to an increase in the 2-year treasury yield of 57 basis points and an increase in the 3-year treasury yield of 42 basis points from December 31, 2004 to June 30, 2005.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank issued $45.0 million in Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $365.8 million. At June 30, 2005, the Corporation's outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At June 30, 2005, there were $20.7 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2005, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of June 30, 2005, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of June 30, 2005:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$68,750	$2,891	$6,793	$29,136	$29,930
Subordinated capital notes	14,717	2,104	4,018	3,669	4,926
Trust preferred securities	59,376	1,371	2,742	2,742	52,521
Securities sold under agreement to repurchase	83,777	83,777	—	—	—
Other short-term borrowings	20,701	20,701	—	—	—
Time deposits	481,203	253,586	166,164	57,870	3,583
Operating leases	7,849	1,368	2,191	1,287	3,003
Standby and commercial letters of credit	61,734	52,417	9,307	10	—
Forward contracts	1,287	1,287	—	—	—
Commitments to extend credit	431,660	110,837	72,175	25,472	223,176
Total contractual obligations	$1,231,054	$530,339	$263,390	$120,186	$317,139

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $127 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable differed tax benefits may alter this projected number.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies. The final rule became effective on April 11, 2005 for quarterly reporting periods beginning after July 1, 2005 and impacts the calculation of risk-based capital ratios. The final rule limits restricted core capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liabilities. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital under quantitative limits which will be transitioned over a five-year period ending March 31, 2009. Under the new rule, the requirement for trust preferred securities to include a call option has been eliminated and standards for the junior subordinated debt underlying trust preferred securities eligible for tier 1 capital have been clarified. The Corporation’s trust preferred securities amount to less than the 25 percent limitation for tier 1 capital and none would be subject to the tighter quantitative limits of tier 2 capital under the new rule. The Corporation does not anticipate a material change in its risk-based capital ratios as a result of this new rule.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”.) SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005.

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

As of June 30, 2005 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Corporation of its common stock during the six months ended June 30, 2005. Share and per share amounts have been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	20,298	$30.43	20,298	372,291
February 1 - 28, 2005	505	28.37	505	390,136
March 1 - 31, 2005	15,000	26.61	15,000	377,010
April 1 - 30, 2005	9,600	24.81	9,600	388,201
May 1 - 31, 2005	27,379	24.50	27,379	385,611
June 1 - 30, 2005	11,998	26.34	11,998	406,275
Total	84,780		84,780

1.	Transactions are reported as of settlement dates.
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

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 12, 2005, the Corporation’s shareholders approved the following matters:
	For	Against	Withheld
1. ELECTION OF THREE DIRECTORS TO SERVE FOR A
THREE-YEAR TERM EXPIRING IN 2008:
Marvin A. Anders	6,208,567.32	0.00	265,135.45
R. Lee Delp	6,232,110.46	0.00	241,592.31
H. Ray Mininger	5,868,206.42	0.00	605,496.35
P. Gregory Shelly	6,250,465.14	0.00	223,237.63
2. ELECTION OF THREE ALTERNATE DIRECTORS FOR A
ONE-YEAR TERM EXPIRING IN 2006:
Richard W. Godshall	5,969,668.71	0.00	504,034.06
Margaret K. Zook	5,943,436.98	0.00	530,265.79
William G. Morrall	5,938,385.97	0.00	535,316.80

The other directors of the Corporation whose terms in office continued after the 2005 Annual Meeting of Shareholders are as follows: terms expiring at the 2006 Annual Meeting—William S. Aichele, Norman L. Keller, Thomas K. Leidy and Merrill S. Moyer; and terms expiring at the 2007 Annual Meeting—James L. Bergey, Charles H. Hoeflich and John U. Young.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 3, 2005	By:	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: August 3, 2005	By:	/s/ Wallace H. Bieler
Wallace H. Bieler, Chief Operation Officer and Chief Financial Officer