Form 10-Q
period 2005-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2005-11-04
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____.

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X   No__.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__  No X.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,927,319
(Title of Class)	(Number of shares outstanding at 9/30/05)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) September 30, 2005	(SEE NOTE) December 31, 2004
ASSETS	($ in thousands)
Cash and due from banks	$40,281	$35,876
Interest-bearing deposits with other banks	597	711
Federal funds sold	3,652	1,158
Investment securities held-to-maturity (market value $21,157 and $40,146 at September 30, 2005 and December 31, 2004, respectively)	21,251	40,000
Investment securities available-for-sale	336,799	303,502
Loans	1,227,219	1,174,180
Less: Reserve for loan losses	(12,710)	(13,099)
Net loans	1,214,509	1,161,081
Premises and equipment, net	21,414	19,818
Goodwill, net of accumulated amortization of $2,845 at September 30, 2005 and December 31, 2004, respectively	40,998	40,794
Other intangibles, net of accumulated amortization of $3,635 and $3,229 at September 30, 2005 and December 31, 2004, respectively	2,451	2,767
Cash surrender value of insurance policies	34,887	33,910
Accrued interest and other assets	29,836	27,340
Total assets	$1,746,675	$1,666,957

LIABILITIES
Demand deposits, noninterest bearing	$232,813	$218,410
Demand deposits, interest bearing	432,564	407,045
Savings deposits	191,420	214,588
Time deposits	485,328	430,841
Total deposits	1,342,125	1,270,884
Securities sold under agreements to repurchase	99,638	104,442
Other short-term borrowings	19,000	17,500
Accrued expenses and other liabilities	27,101	23,320
Long-term debt	56,698	57,049
Subordinated notes	11,625	12,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,576,806	1,506,564
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at September 30, 2005 and December 31, 2004; 14,873,904 and 9,916,062 shares issued and 12,927,319 and 8,575,618 shares outstanding at September 30, 2005 and December 31, 2004, respectively	74,370	49,580
Additional paid-in capital	21,946	21,632
Retained earnings	111,069	125,772
Accumulated other comprehensive income, net of tax	(376)	2,187
Treasury stock, at cost; 1,946,585 and 1,340,444 shares at September 30, 2005 and December 31, 2004, respectively	(37,140)	(38,778)
Total shareholders’ equity	169,869	160,393
Total liabilities and shareholders’ equity	$1,746,675	$1,666,957

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	($ in thousands, except per share data)
Interest and fees on loans:
Taxable	$17,866	$14,501	$49,861	$42,357
Exempt from federal income taxes	807	760	2,403	2,149
Total interest and fees on loans	18,673	15,261	52,264	44,506
Interest and dividends on investment securities:
Taxable	2,559	2,631	7,306	8,396
Exempt from federal income taxes	882	898	2,652	2,690
Other interest income	51	8	158	20
Total interest income	22,165	18,798	62,380	55,612
Interest expense
Interest on deposits	5,361	3,509	14,089	10,228
Interest on long-term debt and capital securities	1,123	991	3,214	2,779
Interest on short-term debt	480	285	1,029	823
Total interest expense	6,964	4,785	18,332	13,830
Net interest income	15,201	14,013	44,048	41,782
Provision for loan losses	509	474	1,409	1,306
Net interest income after provision for loan losses	14,692	13,539	42,639	40,476
Noninterest income
Trust fee income	1,301	1,250	3,964	3,750
Service charges on deposit accounts	1,803	1,784	5,147	4,725
Investment advisory commission and fee income	517	495	1,438	1,452
Insurance commission and fee income	846	742	2,779	2,457
Life insurance income	373	301	977	1,025
Other service fee income	790	585	2,335	1,985
Net gain on sales of securities	63	246	150	831
Net gain (loss) on dispositions of fixed assets	(3)	11	(218)	217
Other	(134)	162	83	459
Total noninterest income	5,556	5,576	16,655	16,901
Noninterest expense
Salaries and benefits	6,766	6,175	20,039	19,618
Net occupancy	1,006	1,041	3,211	3,059
Equipment	741	742	2,212	2,158
Other	2,558	3,176	8,711	9,709
Total noninterest expense	11,071	11,134	34,173	34,544
Income before income taxes	9,177	7,981	25,121	22,833
Applicable income taxes	2,475	2,092	6,648	5,905
Net income	$6,702	$5,889	$18,473	$16,928
Net income per share:*
Basic	$0.52	$0.46	$1.43	$1.32
Diluted	0.51	0.45	1.42	1.29
Dividends declared	0.19	0.17	.53	0.50

* Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:	($ in thousands)
Net income	$18,473	$16,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,409	1,306
Depreciation of premises and equipment	1,470	1,512
Realized gains on investment securities	(150)	(831)
Realized losses (gains) on dispositions of fixed assets	218	(217)
Other adjustments to reconcile net income to cash provided by operating activities	(1,974)	166
Deconsolidation of capital trust	—	619
(Increase) decrease in interest receivable and other assets	(1,036)	8,820
Increase (decrease) in accrued expenses and other liabilities	3,899	(3,003)
Net cash provided by operating activities	22,309	25,300
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(200)	─
Net capital expenditures	(3,274)	(1,318)
Proceeds from maturing securities held-to-maturity	68,755	45,092
Proceeds from maturing securities available-for-sale	35,732	75,989
Proceeds from sales of securities available-for-sale	10,514	48,359
Purchases of investment securities held-to-maturity	(49,885)	(39,966)
Purchases of investment securities available-for-sale	(83,259)	(56,510)
Proceeds from sales of mortgages	5,750	5,259
Net increase in loans	(60,677)	(80,345)
Net decrease in interest bearing deposit	114	693
Net (increase) decrease in federal funds sold	(2,494)	677
Net cash used in investing activities	(78,924)	(2,070)
Cash flows from financing activities:
Net increase (decrease) in deposits	71,571	(30,679)
Net decrease in short-term borrowings	(3,304)	(193)
Issuance of long-term debt	―	7,500
Repayment of long-term debt	―	(3,000)
Repayment of subordinated debt	(1,125)	(1,125)
Purchases of treasury stock	(3,323)	(1,931)
Stock issued under dividend reinvestment and employee stock purchase plans	1,491	1,471
Proceeds from exercise of stock options	2,201	600
Cash dividends paid	(6,491)	(5,986)
Net cash provided by (used in) financing activities	61,020	(33,343)
Net increase (decrease) in cash and due from banks	4,405	(10,113)
Cash and due from banks at beginning of year	35,876	48,881
Cash and due from banks at end of period	$40,281	$38,768

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$17,758	$17,654
Income taxes, net of refunds received	6,091	4,545

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission.

Note 2. Stock Split

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. All share and per share data presented in the following notes has been retroactively adjusted to give effect to this stock split.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share - Net income	$6,702	$5,889	$18,473	$16,928
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	12,917	12,848	12,892	12,837
Effect of dilutive securities: Employee stock options	131	208	153	258
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,048	13,056	13,045	13,095
Basic earnings per share	$0.52	$0.46	$1.43	$1.32
Diluted earnings per share	$0.51	$0.45	$1.42	$1.29

Note 4. Stock-Based Compensation

The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. The Corporation originally choose not to adopt SFAS No. 123, “Accounting for Stock-Based-Compensation” (“FAS No. 123”), which was revised in December 2004 and will require mandatory adoption beginning fiscal year 2006 as discussed under “Recent Accounting Pronouncements” in Note 8. The Corporation has adopted SFAS No. 148, “Accounting for Stock-Based-Compensation Transition and Disclosure” (“SFAS No. 148”). The following table provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant.

Had compensation expense for stock option awards been determined consistent with SFAS No. 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

($ in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income as reported	$6,702	$5,889	$18,473	$16,928
Pro forma expense related to stock options, net of tax	118	157	270	495
Pro forma net income	$6,584	$5,732	$18,203	$16,433

Basic earnings per share:
As reported	$0.52	$0.46	$1.43	$1.32
Pro forma	$0.51	$0.45	$1.41	$1.28
Diluted earnings per share:
As reported	$0.51	$0.45	$1.42	$1.29
Pro forma	$0.50	$0.44	$1.40	$1.25

Note 5. Accumulated Other Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$6,702	$5,889	$18,473	$16,928
Unrealized loss on cash flow hedges	(29)	—	(29)	(3)
Unrealized gain/(loss) on available-for-sale investment securities	(1,750)	3,302	(2,436)	215
Less: reclassification adjustment for gains realized in net income	41	160	98	540
Total comprehensive income	$4,882	$9,031	$15,910	$16,600

Note 6.	FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. The maximum potential amount of future payments under the guarantee is $59.6 million. The current carrying amount of the contingent obligation as of September 30, 2005 is $87 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 7.  Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended September 30,
	2005	2004	2005	2004
	Retirement Plans		Other Postretirement
Service cost	$300	$290	$13	$11
Interest cost	389	358	18	17
Expected return on plan assets	(372)	(357)	─	─
Amortization of prior service cost	(18)	(18)	(5)	(5)
Amortization of net (gain) loss	59	58	2	–
Net periodic benefit cost	$358	$331	$28	$23

($ in thousands)	Nine Months Ended September 30,
	2005	2004	2005	2004
	Retirement Plans		Other Postretirement
Service cost	$918	$869	$40	$35
Interest cost	1,180	1,087	55	51
Expected return on plan assets	(1,132)	(1,055)	─	─
Amortization of prior service cost	(55)	(55)	(15)	(15)
Amortization of net (gain) loss	166	157	6	—
Net periodic benefit cost	$1,077	$1,003	$86	$71

The Corporation previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute or make non-qualified payments of $510 thousand to its retirement plans and $90 thousand to its other postretirement benefit plans in 2005. As of September 30, 2005, $375 thousand and $67 thousand have been contributed to its retirement plans and other postretirement plans, respectively. The Corporation presently anticipates contributing essentially an equal payment for the remaining quarter in 2005 to fund the retirement plan and other postretirement plans.

Note 8.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

During the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. Under this swap agreement, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. This interest-rate swap, in which the Corporation pays a floating rate and receives a fixed rate, is to hedge the variable rate interest cash flows on a rolling portfolio of prime-based floating rate loans in the Bank’s commercial loan portfolio against changes in the prime rate. At December 31, 2004 that Corporation had no swaps outstanding.

At September 30, 2005, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The impact of the interest-rate swap on net interest income for the nine months ended September 30, 2005 was a positive $18 thousand. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk would exist because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. As of September 30, 2005, the market value of the interest-rate swap was in an unfavorable position of $45 thousand and there were no interest-rate swaps with a market value in a favorable position.

Note 9.  Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for in the same manner. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $96 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable deferred tax benefits may alter this projected number.

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

Executive Overview

The Corporation recorded net income for the nine months ended September 30, 2005 of $18.5 million, a 9.1% increase over the September 30, 2004 period. Basic net income per share increased 8.3% while diluted net income per share increased 10.1%.

Average earning assets increased $48.8 million and average interest-bearing liabilities increased $27.6 million when comparing the nine-month periods ended September 30, 2005 and 2004. Increased rates on commercial business loans and volume increases in commercial and construction real estate loans, partially offset by increased rates on money market savings, contributed to a $2.3 million increase in net interest income. The net interest margin increased slightly to 3.8% for the nine months ended September 30, 2005, compared to 3.7% for the same period in 2004. On a tax-equivalent basis, the net interest margin also increased slightly to 4.0% for nine months ended September 30, 2005, compared to 3.9% for the same period in 2004.

In the nine months ended September 30, 2004 approximately $47.5 million of primarily mortgage-backed securities were sold for a net gain of $831 thousand. These securities were primarily fixed-rate U. S. Government agency mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. These sales were offset by purchases of shorter-term U. S. Government agency bonds to cover the collateral needs of the seasonal increase in public funds, due to the collection of school-district-related real estate taxes. In the nine months ended September 30, 2005, approximately $1.5 million in U. S. Government treasuries, $1.2 million in Municipals and $7.3 million in U.S. Government Agencies were sold for a net gain of $150 thousand. In June 2004, the Corporation sold its Hatfield banking office for a gain of $196 thousand. During the second quarter of 2005, the Corporation closed two supermarket banking offices and retired other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand. These decreases in non-interest income were partially offset by increases in service charges on deposits, insurance commissions and trust fee income.

Salary and benefits increased by $421 thousand primarily due to the bonus accrual as management expects to meet 2005 planned income. Net occupancy expense increased due to increased rents during the nine months ended September 30, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand recorded in 2005. Other expenses decreased primarily due to bank shares tax overpayments and credits, and reductions in loss contingency reserves. These decreases were partially offset by increases in legal fees associated with loan work-outs and advertising expenses.

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

Results of Operations - Three Months Ended September 30, 2005 Versus 2004

The Corporation’s consolidated net income and earnings per share for the three months ended September 30, 2005 and 2004 were as follows:

($ in thousands, except per share data)	For the Three Months Ended September 30,		Change
	2005	2004	Amount	Percent
Net income	$6,702	$5,889	$813	13.8%
Net income per share:
Basic	$0.52	$0.46	$0.06	13.0%
Diluted	0.51	0.45	0.06	13.3

Return on average shareholders' equity was 15.81% and return on average assets was 1.56% for the three months ended September 30, 2005 compared to 15.37% and 1.43%, respectively, for the three months ended September 30, 2004.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the yields earned on average assets, and the cost of average liabilities for the three months ended September 30, 2005 and 2004. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/ Liability Management and Investment Committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $1.2 million for the three months ended September 30, 2005 compared to the same period of 2004 primarily due to increased rates on commercial loans and volume increases in commercial real estate loans, partially offset by the net increase in rates on money market savings deposits. The net interest margin, which is net interest income as a percentage of average interest-earning assets, increased to 3.9% for the three months ended September 30, 2005 compared to 3.7% for the three months ended September 30, 2004. On a tax-equivalent basis, the net interest margin increased to 4.1% for the three months ended September 30, 2005, compared to 3.9% for the three months ended September 30, 2004. The net interest spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5% for both three-month periods ended September 30, 2005 and 2004. On a tax-equivalent basis, the net interest spread was 3.7% for both three-month periods ended September 30, 2005 and 2004. The effect of net interest free funding sources increased to 0.4% for the three months ended September 30, 2005 compared to 0.2% for the three months ended September 30, 2004; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

For the three months ended:	September 30, 2005					September 30, 2004
		Non-Tax-Equivalent		Tax-Equivalent			Non-Tax-Equivalent		Tax-Equivalent
	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate
Interest-earning assets:
Investments, interest-earning deposits with other banks and federal funds sold	$358,305	$3,492	3.9%	$3,965	4.4%	$365,744	$3,537	3.9%	$4,020	4.4%
Loans	1,211,059	18,673	6.2	19,000	6.3	1,130,623	15,261	5.4	15,598	5.5
Total Interest-earning assets	1,569,364	22,165	5.6	22,965	5.8	1,496,367	18,798	5.0	19,618	5.2
Non-interest-earning assets	154,607					148,482
Total assets	$1,723,971					$1,644,849
Interest-bearing liabilities:
Deposits	$1,106,558	5,361	1.9	5,361	1.9	$1,031,276	3,509	1.4	3,509	1.4
Borrowings	194,115	1,603	3.3	1,603	3.3	221,167	1,276	2.3	1,276	2.3
Total Interest-bearing liabilities	1,300,673	6,964	2.1	6,964	2.1	1,252,443	4,785	1.5	4,785	1.5
Non-interest-bearing liabilities	253,785					239,185
Total liabilities	1,554,458					1,491,628
Shareholders’ equity	169,513					153,221
Total liabilities and shareholders’ equity	$1,723,971					$1,644,849
Net interest income		$15,201		$16,001			$14,013		$14,833
Interest rate spread			3.5%		3.7%			3.5%		3.7%
Effect of net interest-free funding sources			0.4		0.4			0.2		0.2
Net interest margin			3.9%		4.1%			3.7%		3.9%
Ratio of average interest-earning assets to interest-bearing liabilities equity	120.7%					119.5%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

The Three Months Ended September 30, 2005 versus 2004	Non-Tax Equivalent			Tax-Equivalent
	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Investments, interest-bearing deposits with other banks and federal funds sold	$(82)	$37	$(45)	$(112)	$57	$(55)
Loans	1,301	2,111	3,412	1,375	2,027	3,402
Total interest income	1,219	2,148	3,367	1,263	2,084	3,347
Interest expense:
Deposits	699	1,153	1,852	699	1,153	1,852
Borrowings	(235)	562	327	(235)	562	327
Total interest expense	464	1,715	2,179	464	1,715	2,179
Net interest income	$755	$433	$1,188	$799	$369	$1,168

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial business loans and increased volume of commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 147 basis points, primarily due to a 201 basis point increase in the average prime rate, for the three months ended September 30, 2005 compared to the same period in 2004; which contributed to a $1.4 million increase in interest income. The average yield on commercial and construction real estate loans increased slightly by 61 basis points; but the $34.2 million increase in average volume primarily contributed to a $1.1 million increase in interest income.

Interest on investments, interest-bearing deposits and federal funds sold decreased primarily due to a $33.2 million decrease in average mortgage-backed securities, partially offset by an increase of $20.0 million in U.S. Government agency obligations; whereas rates on these securities remained relatively flat.

Interest Expense

The Corporation’s average rate on deposits increased 58 basis points for the three months ended September 30, 2005 compared to the same period in 2004. The average rate paid on money market savings increased 136 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $1.0 million increase in interest expense. Interest on certificates of deposit increased $742 thousand, primarily due to volume increases of $63.4 million. Since August 2004, the Bank obtained deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT deposits increased $42.4 million comparing the three months ended September 30, 2005 over the same period in 2004.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased 69.0% during the three months ended September 30, 2005 compared to 2004 due to a 98 basis point increase in the average rate paid on sweep accounts.

Interest on long-term debt increased primarily due to a 183 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which effect the variable rate paid on the trust preferred securities.

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan volumes and current economic conditions indicated the need for an increase to the reserve in 2005. The provision for the three months ended September 30, 2005 and 2004 was $509 thousand and $474 thousand, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income decreased during the three months ended September 30, 2005 compared to 2004 due to a higher spread on sales of investment securities in 2004 compared to 2005.

The following table presents noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2005	2004	Amount	Percent
Trust fee income	$1,301	$1,250	$51	4.1%
Service charges on deposit accounts	1,803	1,784	19	1.1
Investment advisory commission and fee income	517	495	22	4.4
Insurance commission and fee income	846	742	104	14.0
Life insurance income	373	301	72	23.9
Other service fee income	790	585	205	35.0
Net gain on sales of securities	63	246	(183)	(74.4)
Net gain (loss) on dispositions of fixed assets	(3)	11	(14)	(127.3)
Other	(134)	162	(296)	(182.7)
Total noninterest income	$5,556	$5,576	$(20)	(0.4)%

Trust fee income increased in 2005 over 2004 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2005 compared to 2004 due to the change in structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., slightly increased in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $104 thousand for the third quarter due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. There was more of an increase recognized on these policies in 2005 compared to 2004.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the third quarter of 2005 over 2004 primarily due to unfavorable fair market value adjustments in 2005 of $2 thousand compared to unfavorable market value adjustments of $125 thousand in 2004.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, reinsurance income and other miscellaneous income. The Corporation recognized greater losses on its low-income housing partnership investments than in 2004.

Gains on Sale of Assets

Sales of $1.1 million in mortgage loans during the three months ended September 30, 2005 resulted in gains of $2 thousand compared to sales of $1.3 million for gains of $39 thousand for the three months ended September 30, 2004.

During the three months ended September 30, 2005, approximately $7.3 million aggregate costs of U.S. Government agencies and $353 thousand in equity securities were sold resulting in a net gain of $63 thousand. During the three months ended September 30, 2004, approximately $5.7 million of mortgage-backed securities were sold resulting in a net gain of $246 thousand.

During the three months ended September 30, 2005 the Corporation merged its Centre Pointe banking office into its Blue Bell office and retired additional long-term assets resulting in a net loss on the disposition of fixed assets of $3 thousand. In the three months ended September 30, 2004, the Corporation sold a parcel of excess land acquired for its Skippack branch for a net gain of $11 thousand.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2005	2004	Amount	Percent
Salaries and benefits	$6,766	$6,175	$591	9.6%
Net occupancy	1,006	1,041	(35)	(3.4)
Equipment	741	742	(1)	(0.1)
Other	2,558	3,176	(618)	(19.5)
Total noninterest expense	$11,071	$11,134	$(63)	(0.6)%

Salary and benefits increased primarily due to the bonus accruals during 2005 compared to reductions taken in 2004 as it became apparently more likely that the 2004 planned income would not be achieved. Net occupancy expense decreased primarily due to a reduction in maintenance expenses. Equipment expense decreased slightly comparing the three months ended September 30, 2005 over the same period in 2004. Other expenses decreased primarily due to bank shares tax overpayments and credits, and reductions in loss contingency reserves. These decreases were partially offset by increases in legal fees associated with loan work-outs and advertising expenses.

Tax Provision

The provision for income taxes was $2.5 million for the three months ended September 30, 2005 compared to $2.1 million in 2004, at effective rates of 27.0% and 26.2%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in pre-tax income while tax-exempt income remained relatively unchanged.

Results of Operations - Nine Months Ended September 30, 2005 Versus 2004

The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2005 and 2004 were as follows:

($ in thousands, except per share data)	For the Nine Months Ended September30,		Change
	2005	2004	Amount	Percent
Net income	$18,473	$16,928	$1,545	9.1%
Net income per share:
Basic	$1.43	$1.32	$0.11	8.3%
Diluted	1.42	1.29	0.13	10.1

Return on average shareholders' equity was 14.86% and return on average assets was 1.46% for the nine months ended September 30, 2005 compared to 14.99% and 1.38%, respectively, for the nine months ended September 30, 2004.

Net Interest Income

Net interest income increased $2.3 million for the nine months ended September 30, 2005 compared to the same period of 2004 due to increased rates on commercial loans and increased volume of commercial and construction real estate loans, partially offset by the net increase in rates on deposits. The net interest margin increased slightly to 3.8% for the nine months ended September 30, 2005 compared to 3.7% for the nine months ended September 30, 2004. On a tax-equivalent basis, the net interest margin also increased slightly to 4.0% for the nine months ended September 30, 2005, compared to 3.9% for the same period in 2004. The net interest spread was 3.5% for both nine-month periods ended September 30, 2005 and 2004. On a tax-equivalent basis, the net interest spread was 3.7% for both nine-month periods ended September 30, 2005 and 2004. The effect of net interest free funding sources was 0.3% for the nine months ended September 30, 2005 compared to 0.2% for the same period in 2004.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

For the nine months ended:	September 30, 2005					September 30, 2004
		Non-Tax-Equivalent		Tax-Equivalent			Non-Tax-Equivalent		Tax-Equivalent
	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate	Average Balance	Interest Income/ Expense	Avg. Rate	Interest Income/ Expense	Avg. Rate
Interest-earning assets:
Investments, interest-earning deposits with other banks and federal funds sold	$349,106	$10,116	3.9%	$11,540	4.4%	$378,212	$11,106	3.9%	$12,551	4.4%
Loans	1,185,960	52,264	5.9	53,269	6.0	1,108,041	44,506	5.4	45,459	5.5
Total Interest-earning assets	1,535,066	62,380	5.4	64,809	5.6	1,486,253	55,612	5.0	58,010	5.2
Non-interest-earning assets	150,579					146,644
Total assets	$1,685,645					$1,632,897
Interest-bearing liabilities:
Deposits	$1,082,670	14,089	1.7	14,089	1.7	$1,028,301	10,228	1.3	10,228	1.3
Borrowings	192,002	4,243	2.9	4,243	2.9	218,783	3,602	2.2	3,602	2.2
Total Interest-bearing liabilities	1,274,672	18,332	1.9	18,332	1.9	1,247,084	13,830	1.5	13,830	1.5
Non-interest-bearing liabilities	245,212					235,280
Total liabilities	1,519,884					1,482,364
Shareholders’ equity	165,761					150,533
Total liabilities and shareholders’ equity	$1,685,645					$1,632,897
Net interest income		$44,048		$46,477			$41,782		$44,180
Interest rate spread			3.5%		3.7%			3.5%		3.7%
Effect of net interest-free funding sources			0.3		0.3			0.2		0.2
Net interest margin			3.8%		4.0%			3.7%		3.9%
Ratio of average interest-earning assets to interest-bearing liabilities equity	120.4%					119.2%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

The Nine Months Ended September 30, 2005 versus 2004	Non-Tax Equivalent			Tax-Equivalent
	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Investments, interest-bearing deposits with other banks and federal funds sold	$(1,089)	$99	$(990)	$(1,169)	$158	$(1,011)
Loans	3,501	4,257	7,758	3,815	3,995	7,810
Total interest income	2,412	4,356	6,768	2,646	4,153	6,799
Interest expense:
Deposits	1,155	2,706	3,861	1,155	2,706	3,861
Borrowings	(718)	1,359	641	(718)	1,359	641
Total interest expense	437	4,065	4,502	437	4,065	4,502
Net interest income	$1,975	$291	$2,266	$2,209	$88	$2,297

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial loans and increased volume of commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 117 basis points, primarily due to a 158 basis point increase in the average prime rate, for the nine months ended September 30, 2005 compared to the same period in 2004; which contributed to a $3.3 million increase in interest income. The average yield on commercial and construction real estate loans increased slightly by 27 basis points; but the $38.6 million increase in average volume primarily contributed to a $2.6 million increase in interest income.

Interest on investments, interest-bearing deposits and federal funds sold decreased primarily due to a $42.1 million decrease in average mortgage-backed securities; whereas rates on these securities remained relatively flat. These decreases were the result of sales of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities in 2004 and prepayments during 2004 and 2005.

Interest Expense

The Corporation’s average cost on deposits increased 41 basis points for the nine months ended September 30, 2005 compared to the same period in 2004. The average rate paid on money market savings increased 119 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Interest on certificates of deposit increased $1.2 million, primarily due to volume increases of $49.5 million. Since August 2004, the Bank obtained PLGIT deposits to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT deposits increased $39.7 million comparing the nine months ended September 30, 2005 over the same period in 2004.

Interest expense on short-term borrowings increased $206 thousand during the nine months ended September 30, 2005 compared to 2004 due to average rate increases on sweep accounts of 53 basis points whereas the average balance remained level. This increase was partially offset by volume decreases in FHLB borrowings of $23.9 million more than offsetting that average rate increases on these borrowings of 234 basis points.

Interest on long-term debt increased primarily due to a 164 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which effect the variable rate paid on the trust preferred securities.

Provision For Loan Losses

The provision for the nine months ended September 30, 2005 and 2004 was $1.4 million and $1.3 million, respectively. Continued growth in loan volumes and current economic conditions indicated the need for an increase to the reserve in 2005.

Noninterest Income

Total noninterest income decreased during the first nine months of 2005 compared to 2004 primarily due to gains on the sales of securities and gains on dispositions of fixed assets in 2004.

The following table presents noninterest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2005	2004	Amount	Percent
Trust fee income	$3,964	$3,750	$214	5.7%
Service charges on deposit accounts	5,147	4,725	422	8.9
Investment advisory commission and fee income	1,438	1,452	(14)	(1.0)
Insurance commission and fee income	2,779	2,457	322	13.1
Life insurance income	977	1,025	(48)	(4.7)
Other service fee income	2,335	1,985	350	17.6
Net gain on sales of securities	150	831	(681)	(81.9)
Net gain (loss) on dispositions of fixed assets	(218)	217	(435)	(200.5)
Other	83	459	(376)	(81.9)
Total noninterest income	$16,655	$16,901	$(246)	(1.5)%

Trust fee income increased in 2005 over 2004 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2005 compared to 2004 due to the change in the fee structure of the deposit accounts. The monthly charges decreased while nonsufficient-funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., slightly decreased in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2005 from 2004. Loss ratio based bonuses increased $9 thousand in 2005 compared to 2004. Other insurance commissions grew approximately $313 thousand for the nine-month period due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies. There was less of an increase recognized on these policies in 2005 compared to 2004.

Other service fee income increased for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due a $154 thousand increase in Mastermoney fees in addition to increases in mortgage placement fee income and sales of official checks. Also contributing to the increase were unfavorable fair market value adjustments of $80 thousand in 2004 compared to no net change in 2005.

Gains on Sale of Assets

Sales of $5.7 million in mortgage loans during the nine months ended September 30, 2005 resulting in gains of $56 thousand compared to sales of $5.3 million for gains of $96 thousand for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004 approximately $47.5 million of primarily mortgage-backed securities were sold for a net gain of $831 thousand. These securities were primarily fixed-rate U. S. Government agency mortgage-backed securities and were sold to shorten the duration of the investment portfolio to position it for a possible rise in market interest rates. These sales were offset by purchases of shorter-term U. S. Government agency bonds to cover the collateral needs of the seasonal increase in public funds, due to the collection of school-district-related real estate taxes. In the nine months ended September 30, 2005, approximately $1.5 million in U. S. Government treasuries, $1.2 million in Municipals and $7.3 million in U.S. Government Agencies were sold for a net gain of $150 thousand.

In June 2004, the Corporation sold its Hatfield banking office for a gain of $196 thousand. During the second quarter of 2005, the Corporation closed two supermarket banking offices and retired other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand.

Noninterest Expense

 The following table presents noninterest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2005	2004	Amount	Percent
Salaries and benefits	$20,039	$19,618	$421	2.1%
Net occupancy	3,211	3,059	152	5.0
Equipment	2,212	2,158	54	2.5
Other	8,711	9,709	(998)	(10.3)
Total noninterest expense	$34,173	$34,544	$(371)	(1.1)%

Salary and benefits increased by $421 thousand primarily due to the bonus accrual as management expects to meet 2005 planned income. Net occupancy expense increased due to increased rents during the nine months ended September 30, 2005 over the same period in 2004 and an operating lease termination penalty of $89 thousand recorded in 2005. Other expenses decreased primarily due to bank shares tax overpayments and credits, and reductions in loss contingency reserves. These decreases were partially offset by increases in legal fees associated with loan work-outs and advertising expenses.

Tax Provision

The provision for income taxes was $6.6 million for the nine months ended September 30, 2005 compared to $5.9 million in 2004, at effective rates of 26.5% and 25.9%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the nine-month periods is primarily due to an increase in pre-tax income while tax-exempt income remained relatively unchanged.

Financial Condition

Assets

Total assets increased $79.7 million since December 31, 2004. The increase was primarily due to net growth in loans.

The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
	2005	2004	Amount	Percent
Cash, deposits and federal funds sold	$44,530	$37,745	$6,785	18.0%
Investment securities	358,050	343,502	14,548	4.2
Total loans	1,227,219	1,174,180	53,039	4.5
Reserve for loan losses	(12,710)	(13,099)	389	(3.0)
Premises and equipment	21,414	19,818	1,596	8.1
Goodwill and other intangibles	43,449	43,561	(112)	(0.3)
Cash surrender value of insurance policies	34,887	33,910	977	2.9
Other assets	29,836	27,340	2,496	9.1
Total assets	$1,746,675	$1,666,957	$79,718	4.8%

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

Total investments increased primarily due to security purchases totaling $133.1 million partially offset by maturities and sales of $115.0 million.

Loans

Total loans increased in the first nine months of 2005 primarily due to an increase in non-real estate related loans to individuals of $32.8 million, as the Corporation continued to grow its in-direct auto loans, real estate construction loans of $10.6  million and commercial real estate loans of 6.8 million.

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

Cash basis, restructured and nonaccrual loans totaled $6.0 million at September 30, 2005, $10.1 million at December 31, 2004 and $10.0 million at September 30, 2004 and consists mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2005 and 2004, nonaccrual loans resulted in lost interest income of $444 thousand and $396 thousand, respectively. Loans 90 days or more past due totaled $786 thousand at September 30, 2005, $927 thousand at December 31, 2004 and $2.5 million at September 30, 2004. Other real estate owned totaled $732 thousand at September 30, 2005 and $607 thousand at December 31, 2004. There was no other real estate owned at September 30, 2004. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 0.61% at September 30, 2005, 0.99% at December 31, 2004 and 1.10% at September 30, 2004.

At September 30, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6.0 million all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $815 thousand. At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.1 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.7 million. At September 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.0 million. The related reserve for loan losses for those loans was $2.4 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. In the third quarter of 2004, one commercial real estate credit totaling $2.3 million was added to impaired loans; this credit is secured by a mortgage on commercial real estate. During the nine months ended September 30, 2005, $2.1 million of primarily commercial real estate loans were added to impaired loans, impaired commercial business loans of $1.2 million were charged-off, and a commercial real estate loans was partially charged-off by $750 thousand. Payments of $4.3 million were received of which $317 thousand were payments from the Small Business Administration for guaranteed portions of the loans.

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

The reserve for loan losses decreased $389 thousand from December 31, 2004 to September 30, 2005 as impaired loans were charged-off and as payments were received on impaired loans. These decreases more than offset the need to increase the reserve for loan growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio. The ratio of the reserve for loan losses to total loans was 1.04% at September 30, 2005 and 1.12% at December 31, 2004.

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

Liabilities

Total liabilities increased since December 31, 2004 primarily due to an increase in deposits, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
	2005	2004	Amount	Percent
Deposits	$1,342,125	$1,270,884	$71,241	5.6%
Borrowings	207,580	212,360	(4,780)	(2.3)
Other liabilities	27,101	23,320	3,781	16.2
Total liabilities	$1,576,806	$1,506,564	$70,242	4.7%

Deposits

The Bank obtained a $10.0 million PLGIT deposit in June 2005; a $5.0 million PLGIT deposit and $4.7 million in Brokered certificates matured during the third quarter. Other time deposits increased $52.2 million and money market savings accounts increased $39.0 million, a result of new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Growth in non-interest bearing demand deposits was $14.1 million since December 31, 2004. These increases were partially offset by decreases in interest-bearing checking accounts of $13.4 million and regular savings accounts of $19.9 million, as these depositors migrated to new money market savings products.

Borrowings

Long-term debt at September 30, 2005, includes $11.6 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $54.6 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $2.1 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003 the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased $3.3 million due to the maturity of federal funds purchased of $17.5 million and fluctuations in the sweep accounts of a negative $4.8 million, partially offset by the issuance of $19.0 million in short-term FHLB advances.

Other Liabilities

Other liabilities increased primarily due to a payable for securities purchased.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2004 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
	2005	2004	Amount	Percent
Common stock	$74,370	$49,580	$24,790	50.0%
Additional paid-in capital	21,946	21,632	314	1.5
Retained earnings	111,069	125,772	(14,703)	(11.7)
Accumulated other comprehensive income (loss)	(376)	2,187	(2,563)	(117.2)
Treasury stock	(37,140)	(38,778)	1,638	(4.2)
Total shareholders’ equity	$169,869	$160,393	$9,476	5.9%

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. The declaration of this split was recorded in March 2005, which increased common stock by $24.8 million and decreased retained earnings by $24.8 million; this amount equates to the par value of the common stock the Corporation distributed on April 29, 2005. Retained earnings was favorably impacted by nine months of net income of $18.5 million partially offset by cash dividends of $6.8 million declared during the first nine months of 2005. Treasury stock decreased slightly primarily because options exercised were sold out of treasury. There is a buyback program in place that as of September 30, 2005 allows the Corporation to purchase an additional 432,717 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $347 thousand, net of taxes, is included in shareholders' equity as of September 30, 2005. Accumulated other comprehensive income related to debt securities of $2.2 million, net of taxes, has been included in shareholders' equity as of December 31, 2004. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income (loss) was a result of declines in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities, and a decline in the market value of municipal securities. The market value declines are attributable to an increase in the 2-year treasury yield of 110 basis points, an increase in the 3-year treasury yield of 95 basis points, an increase in the 5-year treasury yield of 58 basis points and an increase in the 10-year treasury yield of 11 basis points from December 31, 2004 to September 30, 2005.

In the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. The accumulated other comprehensive loss related to interest-rate swaps, net of taxes, included in shareholders’ equity at September 30, 2005 was $29 thousand. Accumulated other comprehensive income (loss) related to interest-rate swaps reflects the current market value of the swap, net of taxes. There were no interest-rate swaps at December 31, 2004.

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

During the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. Under this swap agreement, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net interest income. At December 31, 2004 that Corporation had no swaps outstanding.

At September 30, 2005, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The impact of the interest-rate swap on net interest income for the nine months ended September 30, 2005 was a positive $18 thousand. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk would exist because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. As of September 30, 2005, the market value of the interest-rate swap was in an unfavorable position of $45 thousand and there were no interest-rate swaps with a market value in a favorable position.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank obtained deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh; therefore, the Univest National Bank is not required to provide collateral on these deposits. At September 30, 2005, the Bank had $40.0 million in PLGIT deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $366.7 million. At September 30, 2005, the Corporation's outstanding short-term and long-term borrowings under the FHLB credit facilities totaled $73.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At September 30, 2005, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2005, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of September 30, 2005, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of September 30, 2005:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$68,166	$2,891	$6,781	$28,893	$29,601
Subordinated capital notes	14,124	2,099	3,952	3,621	4,452
Trust preferred securities	61,724	1,467	2,934	2,934	54,389
Securities sold under agreement to repurchase	99,641	99,641	―	―	―
Other short-term borrowings	19,001	19,001	―	―	―
Time deposits	513,467	300,399	149,802	57,408	5,858
Operating leases	9,419	1,445	2,443	1,551	3,980
Standby and commercial letters of credit	59,626	51,374	8,242	10	―
Forward contracts	575	575	―	―	―
Commitments to extend credit	429,875	107,599	57,404	30,485	234,387
Total contractual obligations	$1,275,618	$586,491	$231,558	$124,902	$332,667

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123r”). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for in the same manner. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 4 “Stock-Based Compensation.” The Corporation does not anticipate recording expense significantly different than what is presented in Note 4. Actual stock-based compensation expense, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $96 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable differed tax benefits may alter this projected number.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

As of September 30, 2005 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Corporation of its common stock during the nine months ended September 30, 2005. Share and per share amounts have been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	20,299	$30.43	20,299	372,291
February 1 - 28, 2005	505	28.37	505	390,136
March 1 - 31, 2005	15,000	26.61	15,000	377,010
April 1 - 30, 2005	9,600	24.81	9,600	388,201
May 1 - 31, 2005	27,379	24.50	27,379	385,611
June 1 - 30, 2005	11,998	27.04	11,998	406,275
July 1 - 31, 2005	18,061	29.82	18,061	410,995
August 1 - 31, 2005	17,131	30.31	17,131	431,717
September 1 - 30, 2005	—	—	—	432,717
Total	119,973		119,973

1.	Transactions are reported as of settlement dates.
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

None.

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

Univest Corporation of Pennsylvania (Registrant)

Date: November 4, 2005	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: November 4, 2005	/s/ Wallace H. Bieler
Wallace H. Bieler, Chief Operation Officer and Chief Financial Officer