Form 10-K
period 2005-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2006-03-06
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2005

Commission File number 0-7617

Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code
(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of Shares Outstanding at 1/31/06

Common Stock, $5 par value	12,948,390

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $284,448,428 as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 11, 2006.

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

General

Univest Corporation of Pennsylvania, (the “Corporation”), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Univest National Bank and Trust Co. (the “Bank”), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries.

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

Univest Investments, Inc., Univest Insurance, Inc. and Univest Reinsurance Corporation were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.

Employees

As of December 31, 2005, the Corporation and its subsidiaries employed five hundred seventeen (517) persons.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts, in Bucks, Montgomery, and Chester counties, as well as other financial institutions outside its primary service area.

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

Supervision and Regulation

The Bank is subject to supervision and is regularly examined by the Office of the Comptroller of the Currency. Also, the Bank is subject to examination by the Federal Deposit Insurance Corporation.

The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. The Corporation is subject to the reporting requirements of the Board of Governors of the Federal Reserve System (the “Board”); and the Corporation, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.

The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Act provides a regulatory framework for regulation through the financial holding company, which has the Board as its umbrella regulator. The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Act provides a federal right to privacy of non-public personal information of individual customers.

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board and management of public companies. The law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”). Pursuant to Section 404 of SOX (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2004 and has continued to be in compliance during 2005. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

The Bank is a member of the Federal Home Loan Bank System (“FHLBanks”), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to: 1) not less than 4.5% and not more than 6.0% of its outstanding FHLB loans and 2) at least a certain percentage of its unused borrowing capacity, not to exceed 1.5%.

Statistical Disclosure

The Corporation was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and Trust Company of Souderton and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, the Corporation acquired the outstanding stock of Union National Bank and Trust Company of Souderton and on August 1, 1990 acquired the stock of Pennview Savings Bank. On January 18, 2003, Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Company or the Bank, as previously defined. Two subsidiaries were incorporated on September 8, 1998 in the State of Delaware as passive investment companies: Univest Delaware, Inc. and Delview, Inc. Univest Delaware, Inc. is wholly owned by the Corporation; Delview, Inc. is wholly owned by the Bank. Univest Insurance, Inc. and Univest Investments, Inc. are wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 3, 2001 and Donald K. Martin & Company on December 13, 2004. The Bank acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003. Both First County Bank and Suburban Community Bank were merged into the Bank.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2005 to each shareholder who requests one in writing after March 31, 2006. Requests should be directed to: Wallace H. Bieler, Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

The Corporation’s filings are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the hours of operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the Corporation’s SEC filings electronically at www.sec.gov.

Item 1A.	Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. Before making an investment, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. This report is qualified in its entirety by these risk factors.

The Corporation is Subject to Interest Rate Risk

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Although our management believes it has implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

The Corporation is Subject to Lending Risk

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans, including an impact on the value of associated collateral. Various laws and regulations also affect our lending activities, and failure to comply with such applicable laws and regulations could subject the Corporation to enforcement actions and civil money penalties.

As of December 31, 2005, approximately 67.5% of our loan portfolio consisted of commercial, industrial, construction, and commercial real estate loans, which are generally perceived as having more risk of default than residential real estate and consumer loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, as described below.

The Corporation’s Allowance for Possible Loan Losses May be Insufficient

An allowance for possible loan losses, a reserve established through a provision for possible loan losses charged to expense, represents management’s best estimate of probable losses within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, unidentified losses inherent in the current loan portfolio, and present economic, political and regulatory conditions. Although we evaluate every loan we make against our underwriting criteria, we may experience losses by factors beyond our control, which may result in our allowance for loan losses being insufficient to absorb actual loan losses.

The Corporation is Subject to Environmental Liability Risk Associated with Lending Activities

Our policies and procedures require environmental factors be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on the Corporation’s financial condition.

The Corporation’s Profitability is Affected by Economic Conditions in the Commonwealth of Pennsylvania

Unlike larger national or other regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery, and Chester counties; however, we can be affected by a decline in general economic conditions, caused by inflation, recession, acts of terrorism, or other international or domestic occurrences that could impact local economic conditions, including changes in securities markets.

The Corporation Operates in a Highly Competitive Industry and Market Area

We face substantial competition in all phases of our operations from a variety of different financial services competitors, including non-bank competitors. Our future growth and ability to develop and maintain long-term customer relationships is contingent upon our ability to continually develop high levels of customer satisfaction based on our strategic initiatives to provide top quality service in a highly ethical and safe and sound environment. Failure to successfully manage risks associated with the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business operations and financial condition.

The Corporation is Subject to Extensive Government Regulation and Supervision

Univest and its subsidiaries are subject to extensive state and federal supervision and regulation which could result in violations or sanctions from regulatory agencies. While we have policies and procedures in place designed to prevent such violations, there can be no assurance such violations will not occur. Any substantial changes to applicable laws or regulations could also subject the Corporation to additional costs, limit the types of financial services and products we may offer, and inhibit our ability to compete effectively with other financial services providers.

The Corporation’s Controls and Procedures May Fail or be Circumvented

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the objectives comply with appropriate regulatory guidance; any undetected circumvention of these controls could have a material adverse impact on the Corporation’s financial condition and results of operations.

The Corporation Relies on Dividends from its Subsidiaries for Most of its Business

The Corporation is a financial holding company and its operations are conducted by its subsidiaries from which the Corporation receives dividends. The ability of its subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance future dividend payments will be generated from the subsidiaries or that the Corporation will have adequate cash flow to pay dividends in the future.

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Stockholder Value

The Corporation may use its common stock and cash or other liquid assets or incur debt to acquire other companies that are culturally similar or make investments in banks and other complementary businesses in the future. The Corporation regularly evaluates acquisition opportunities. Future acquisition could be material to the Corporation; the degree of success achieved in such transactions could have a material effect on the value of the Corporation’s common stock.

The Corporation May Not be Able to Attract and Retain Skilled People

Attracting and retaining key people is critical to the Corporation’s success, and difficulty finding qualified people could have a significant impact on the Corporation’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks and succession planning is built into the long-range strategic planning process. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Corporation’s Information Systems May Experience an Interruption or Breach in Security

While the Corporation has policies and procedures designed to prevent or limit the effect of any failure, interruption, or breach in our security systems, there can be no assurance that any such failures will not occur and, if they do occur, that they will be adequately addressed. As a result, the occurrence of any such failures, interruptions, or breaches in security could expose the Corporation to reputation risk, civil litigation, regulatory scrutiny, and possible financial liability which could have a material adverse effect on our financial condition.

The Corporation Continually Encounters Technological Change

The Corporation’s future success depends, in part, on our ability to effectively embrace technology efficiencies to better serve customers and reduce costs. Failure to keep pace with technological change could potentially have an adverse effect on the Corporation’s business operations and financial condition.

The Corporation is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

Any financial or reputation damage due to customer claims and other legal action, whether founded or unfounded, could have a material adverse effect on the Corporation’s financial condition and results of operation if such claims are not resolved in a favorable manner.

The Long-term Economic Effects of External Events Could Impact the Corporation

Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Management has established disaster recovery policies and procedures which are expected to mitigate events related to natural or man-made disasters; however, the impact of an overall economic decline could have a material adverse effect on the Corporation’s financial condition.

The Corporation’s Stock Price Can be Volatile

The Corporation’s stock price can fluctuate in response to a variety of factors, including, but not limited to, general market fluctuations, industry factors, interest rate changes or credit loss trends, and general economic and political conditions, such as economic slowdowns or recessions. These factors could cause the Corporation’s stock price to decrease regardless of operating results. The Corporation’s common stock is listed for trading in the NASDAQ National Market under the symbol “UVSP”; the trading volume is less than that of other larger financial service companies.

An Investment in the Corporation’s Common Stock is Not an Insured Deposit

The Corporation’s common stock is not a bank deposit, is not insured by the Federal Deposit Insurance Corporation or any other deposit insurance fund, and is subject to investment risk, including the loss of some or all of your investment. The Corporation’s common stock is subject to the same market forces that affect the price of common stock in any company.

Anti-takeover Effect of the Corporation’s Articles of Incorporation, Bylaws, and Shareholders Rights Plan

Certain provisions in the Corporation’s Articles of Incorporation, the Bylaws, and the Stock Purchase Rights Plan, including federal banking laws and regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders.

Future Changes in Laws and Regulations

The Corporation is subject to changes in federal and state tax laws, as well as changes in banking and credit regulations, accounting principles, and governmental economic and monetary policies. We cannot predict whether any of these changes or other supervisory actions may adversely and materially affect the Corporation’s business and profitability.

Earnings Effect from General Business and Economic Conditions

Our operations and profitability are impacted by general business and economic conditions; these conditions include long- and short-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control.

Dependence on the Accuracy and Completeness of Information about Customers and Counterparties

The Corporation may rely on information furnished by or on behalf of customers and counterparties in determining whether to enter into credit-related or other transactions. Reliance on any inaccurate or misleading financial information could potentially have an adverse impact on the Corporation’s business and financial condition.

Consumers May Decide Not to Use Banks to Complete Their Financial Transactions

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams could have an adverse effect on the Corporation’s financial condition and results of operation.

Item 1B.	Unresolved Staff Comments

The Corporation has not received any written comments from the Securities and Exchange Commission.

Item 2.	Properties

The Corporation and its subsidiaries occupy thirty-seven properties in Montgomery, Bucks, and Chester counties in Pennsylvania, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Insurance, Inc. occupies an owned location in Montgomery County and one leased location in Chester County. The Bank serves the area through its twenty-nine traditional offices and five supermarket branches that offer traditional community banking and trust services. Sixteen banking offices are located in Montgomery County, of which eleven are owned, two are leased and three are buildings owned on leased land; eighteen banking offices are located in Bucks County, of which five are owned, twelve are leased and one is a building owned on leased land.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office, offers merchants an express banking center located in the Montgomery Mall, and has six off-premise automated teller machines. The work site office and the express banking center are located in Montgomery County. Four off-premise automated teller machines are located in Montgomery County and two are located in Bucks County.

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

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock is listed on NASDAQ: UVSP. The Corporation’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2005, Univest had 2,484 stockholders.

StockTrans, Inc. serves as the Corporation’s transfer agent to assist shareholders in managing their stock. StockTrans, Inc. is located at 44 West Lancaster Avenue, Ardmore, PA. Shareholders can contact a representative by calling 610-649-7300.

Range of Market Prices

The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions.

Market Price*

	High	Low

2005
January — March	$31.00	$26.33
April — June	30.72	22.52
July — September	31.50	24.81
October — December	28.39	24.25

2004
January — March	$36.60	$27.67
April — June	35.67	30.67
July — September	34.11	25.53
October — December	32.28	26.53

Cash Dividends Paid Per Share*

2005
January 3	$0.167
April 1	0.167
July 1	0.170
October 3	0.190

For the year 2005	$0.694

2004
January 2	$0.133
April 1	0.167
July 1	0.167
October 1	0.167

For the year 2004	$0.634

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plans as of December 31, 2005:

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a)

Equity compensation plans approved by security holders*	589,223	$21.57	1,263,651
Equity compensation plans not approved by security holders	—	—	—

Total	589,223	$21.57	1,263,651

*	Two shareholder approved plans “Univest 1993 Long-term Incentive Plan” and “Univest 2003 Long-term Incentive Plan.”

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
			Publicly	May Yet Be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

Oct. 1, 2005 - Oct. 31, 2005	23,499	$26.69	23,499	427,950
Nov. 1, 2005 - Nov. 30, 2005	4,708	26.87	4,708	450,314
Dec. 1, 2005 - Dec. 31, 2005	24,062	25.26	24,062	452,399

Total	52,269		52,269

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 526,571.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2005	2004	2003***	2002	2001
	(In thousands, except per share date)

Earnings
Interest income	$85,502	$74,789	$71,965	$73,040	$79,208
Interest expense	26,264	18,948	21,150	25,814	34,441

Net interest income	59,238	55,841	50,815	47,226	44,767
Provision for loan losses	2,109	1,622	1,000	1,303	763

Net interest income after provision for loan losses	57,129	54,219	49,815	45,923	44,004
Noninterest income	22,444	22,603	23,480	20,593	17,966
Noninterest expense	45,796	44,920	42,023	37,790	35,789

Net income before income taxes	33,777	31,902	31,272	28,726	26,181
Applicable income taxes	8,910	8,311	8,190	7,620	6,971

Net income*	$24,867	$23,591	$23,082	$21,106	$19,210

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$59,439	$37,745	$52,710	$45,520	$54,902
Investment securities	343,259	343,502	423,259	395,079	347,858
Net loans	1,236,289	1,161,081	1,049,594	814,860	788,035
Assets	1,769,309	1,666,957	1,657,168	1,326,631	1,261,479
Deposits	1,366,715	1,270,884	1,270,268	1,043,106	998,137
Long-term obligations	88,449	90,418	87,306	31,075	24,075
Shareholders’ equity	173,080	160,393	145,752	134,219	122,346
Per Common Share Data**
Average shares outstanding	12,867	12,841	12,811	12,938	13,269
Income before income taxes	$2.63	$2.48	$2.44	$2.22	$1.97
Applicable income taxes	0.70	0.64	0.64	0.59	0.52
Earnings per share — basic	1.93	1.84	1.80	1.63	1.45
Earnings per share — diluted	1.91	1.80	1.78	1.61	1.44
Dividends declared per share	0.717	0.667	0.533	0.491	0.437
Book value	13.37	12.47	11.37	10.47	9.34
Dividend payout ratio	37.54%	37.06%	29.94%	30.50%	30.35%
Profitability Ratios
Return on average assets	1.46%	1.44%	1.57%	1.65%	1.59%
Return on average equity	14.87%	15.46%	16.58%	16.60%	16.01%
Average equity to average assets	9.83%	9.33%	9.49%	9.96%	9.90%

*	The Corporation adopted Financial Accounting Standards Board Opinion No. 142 on January 1, 2002 and ceased amortizing goodwill.

**	Common Stock data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 and distributed on April 29, 2005.

***	The Corporation acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. Common stock data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 to shareholders of record as of April 6, 2005, distributed on April 29, 2005. All share and per share amounts have been retroactively adjusted to give effect to the stock split.)

Results of Operations — Overview

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

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost on interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan demand, and deposit activity. The Board of Governors of the Federal Reserve System has increased the Bank Prime Rate eight times between December 31, 2004 and December 31, 2005 from 5.25% to 7.25%. The Corporation maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be materially adverse to its net interest margin. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income.

On May 17, 2003, the Corporation completed a merger of First County Bank with and into Univest National Bank and Trust Co. (the “Bank”) in a cash transaction for $29.5 million. On October 4, 2003, the Corporation completed a merger of Suburban Community Bank with and into the Bank in a cash transaction for $24.1 million. These mergers did not fully impact the consolidated average balance sheets and income statements for the year ended December 31, 2003 and need to be considered when compared against the years ended December 31, 2004 and 2005.

The Corporation’s consolidated net income and earnings per share for 2005, 2004 and 2003 were as follows:

	For the Years Ended December 31,
	2005	2004	2003

Net income	$24,867	$23,591	$23,082
Net income per share:
Basic	1.93	1.84	1.80
Diluted	1.91	1.80	1.78

2005 versus 2004

The 2005 results compared to 2004 include the following significant pretax components:

•	Net interest income grew due to greater volume and rate increases on average interest-earning assets than volume and rate increases on average interest-bearing liabilities. The net interest margin remained level at 3.8%. The net interest margin on a tax-equivalent basis also remained level at 4.0%.

•	Total noninterest income decreased by $159 thousand or 0.7% due primarily to fewer gains on the sales of securities and net losses on dispositions of fixed assets in 2005 compared to gains in 2004.

•	Total noninterest expense increased $876 thousand or 2.0% primarily due to salaries and benefits expense.

2004 versus 2003

The 2004 results compared to 2003 include the following significant pretax components:

•	Net interest income increased due to growth in average earning assets. The net interest margin remained level at 3.8%. The net interest margin on a tax-equivalent basis also remained level at 4.0%.

•	Total noninterest income decreased by $877 thousand or 3.7% due primarily to fewer gains on the sales of securities.

•	Total noninterest expense grew $2.9 million or 6.9% largely due to increases in salaries and benefits expense and in advertising, marketing and public relations.

Results of Operations — 2005 Versus 2004

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent and non-tax-equivalent basis for the years ended December 31, 2005 compared to 2004. Table 2 analyzes the changes in both tax-equivalent and non-tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committees work to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential for 2005 versus 2004

	For the Year Ended					For the Year Ended
	December 31, 2005					December 31, 2004
				Non-					Non-
		Tax-Equivalent		Tax-Equivalent			Tax-Equivalent		Tax-Equivalent
	Average	Income/	Avg.	Income/	Avg.	Average	Income/	Avg.	Income/	Avg.
	Balance	Expense	Rate	Expense	Rate	Balance	Expense	Rate	Expense	Rate

Assets:
Interest-earning deposits with other banks	$643	$17	2.6%	$17	2.6%	$1,158	$6	0.5%	$6	0.5%
U.S. Government obligations	158,826	5,223	3.3	5,223	3.3	146,930	4,563	3.1	4,563	3.1
Obligations of states & political subdivisions	78,994	5,501	7.0	3,579	4.5	78,715	5,500	7.0	3,578	4.5
Other securities	103,854	4,515	4.3	4,515	4.3	140,065	6,141	4.4	6,141	4.4
Federal Reserve Bank stock	1,687	101	6.0	101	6.0	1,687	101	6.0	101	6.0
Federal funds sold	6,369	212	3.3	212	3.3	2,542	40	1.6	40	1.6

Total interest-earning deposits, investments and federal funds sold	350,373	15,569	4.4	13,647	3.9	371,097	16,351	4.4	14,429	3.9

Commercial, financial and agricultural loans	343,473	21,732	6.3	21,732	6.3	329,357	16,714	5.1	16,714	5.1
Real estate — commercial and construction loans	389,890	26,508	6.8	26,508	6.8	354,716	22,831	6.4	22,831	6.4
Real estate — residential loans	297,988	15,257	5.1	15,257	5.1	299,964	14,475	4.8	14,475	4.8
Loans to individuals	84,049	5,087	6.1	5,087	6.1	58,873	3,401	5.8	3,401	5.8
Municipal loans	83,481	4,629	5.5	3,271	3.9	75,033	4,242	5.7	2,939	3.9

Gross loans	1,198,881	73,213	6.1	71,855	6.0	1,117,943	61,663	5.5	60,360	5.4

Total interest-earning assets	1,549,254	88,782	5.7	85,502	5.5	1,489,040	78,014	5.2	74,789	5.0

Cash and due from banks	39,974					40,889
Reserve for loan losses	(13,032)					(13,240)
Premises and equipment, net	20,827					19,821
Other assets	103,912					99,384

Total assets	$1,700,935					$1,635,894

Liabilities:
Interest checking deposits	$150,024	175	0.1	175	0.1	$154,562	$190	0.1	$190	0.1
Money market savings	274,304	5,868	2.1	5,868	2.1	248,908	2,172	0.9	2,172	0.9
Regular savings	206,876	581	0.3	581	0.3	221,974	646	0.3	646	0.3
Certificates of deposit	442,523	13,144	3.0	13,144	3.0	388,060	10,819	2.8	10,819	2.8
Time open & club accounts	16,587	448	2.7	448	2.7	16,950	221	1.3	221	1.3

Total time and interest-bearing deposits	1,090,314	20,216	1.9	20,216	1.9	1,030,454	14,048	1.4	14,048	1.4

Federal funds purchased	6,087	204	3.4	204	3.4	9,328	148	1.6	148	1.6
Securities sold under agreements to repurchase	98,620	1,423	1.4	1,423	1.4	98,735	675	0.7	675	0.7
Other short-term borrowings	1,262	50	4.0	50	4.0	19,133	249	1.3	249	1.3
Long-term debt	56,818	2,436	4.3	2,436	4.3	55,277	2,378	4.3	2,378	4.3
Subordinated notes and capital securities	32,432	1,935	6.0	1,935	6.0	33,930	1,450	4.3	1,450	4.3

Total borrowings	195,219	6,048	3.1	6,048	3.1	216,403	4,900	2.3	4,900	2.3

Total interest-bearing liabilities	1,285,533	26,264	2.0	26,264	2.0	1,246,857	18,948	1.5	18,948	1.5

Demand deposits, noninterest-bearing	226,523					216,050
Accrued expenses & other liabilities	21,607					20,424

Total liabilities	1,533,663					1,483,331

Shareholders’ Equity:
Common stock	68,461					49,580
Additional paid-in capital	21,762					20,949
Retained earnings and other equity	77,049					82,034

Total shareholders’ equity	167,272					152,563

Total liabilities and shareholders’ equity	$1,700,935					$1,635,894

Net interest income		$62,518		$59,238			$59,066		$55,841

Net interest Spread			3.7		3.5			3.7		3.5
Effect of net interest-free funding sources			0.3		0.3			0.3		0.3

Net interest margin			4.0%		3.8%			4.0%		3.8%

Ratio of average interest-earning assets to interest-bearing liabilities	120.5%					119.4%

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan fees of $1.4 million for 2005 and $1.3 million for 2004.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income for 2005 Versus 2004

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2005 compared to the same period in 2004, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	For the Years Ended December 31, 2005 Versus 2004
	Tax Equivalent			Non-Tax-Equivalent
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(13)	$24	$11	$(13)	$24	$11
U.S. Government obligations	366	294	660	366	294	660
Obligations of states & political subdivisions	1	—	1	1	—	1
Other securities	(1,486)	(140)	(1,626)	(1,486)	(140)	(1,626)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal funds sold	129	43	172	129	43	172

Interest on deposits, investments and federal funds sold	(1,003)	221	(782)	(1,003)	221	(782)

Commercial , financial and agricultural loans	1,066	3,952	5,018	1,066	3,952	5,018
Real estate — commercial and construction loans	2,258	1,419	3,677	2,258	1,419	3,677
Real estate — residential loans	(118)	900	782	(118)	900	782
Loans to individuals	1,509	177	1,686	1,509	177	1,686
Municipal loans	537	(150)	387	332	—	332

Interest and fees on loans	5,252	6,298	11,550	5,047	6,448	11,495

Total interest income	4,249	6,519	10,768	4,044	6,669	10,713

Interest expense:
Interest checking deposits	(15)	—	(15)	(15)	—	(15)
Money market savings	709	2,987	3,696	709	2,987	3,696
Regular savings	(65)	—	(65)	(65)	—	(65)
Certificates of deposit	1,549	776	2,325	1,549	776	2,325
Time open & club accounts	(10)	237	227	(10)	237	227

Interest on deposits	2,168	4,000	6,168	2,168	4,000	6,168

Federal funds purchased	(112)	168	56	(112)	168	56
Securities sold under agreement to repurchase	57	691	748	57	691	748
Other short-term borrowings	(716)	517	(199)	(716)	517	(199)
Long-term debt	58	—	58	58	—	58
Subordinated notes and capital securities	(92)	577	485	(92)	577	485

Interest on borrowings	(805)	1,953	1,148	(805)	1,953	1,148

Total interest expense	1,363	5,953	7,316	1,363	5,953	7,316

Net interest income	$2,886	$566	$3,452	$2,681	$716	$3,397

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $3.5 million in 2005 compared to 2004 primarily due to higher rates on commercial loans and volume growth in real estate-commercial and construction loans partially offset by higher rates on deposits in money market savings accounts and volume growth in certificates of deposit. The net interest margin on a tax-equivalent basis, which is tax-equivalent net interest income as a percentage of average interest-earning assets remained at 4.0% for December 31, 2005 and 2004. The net interest spread on a tax-equivalent basis, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.7% for December 31, 2005 and 2004. The effect of net interest free funding sources was 0.3% for December 31, 2005 and 2004; and represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest on U.S. Government obligations increased 14.5% for the year ended December 31, 2005 compared to 2004 due to volume growth of 8.1% and a positive 18 basis point rate change. This increase more than offset by a 26.5% decrease in interest on other securities, which consists mainly of U.S. Government Agency mortgage-backed securities. This decrease was primarily due to a 25.9% reduction in volume, whereas the rate on these securities remained relatively flat. This volume decrease was the result of the sale of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities in 2004 and prepayments during 2004 and 2005.

Interest on federal funds sold is income received from the daily investment of excess or unused funds. It can be volatile in both rate and volume. Interest on federal funds sold increased $172 thousand in 2005 compared to 2004 due to volume growth and higher federal funds rates.

Tax-equivalent interest and fees on loans grew 18.7% for the year ended December 31, 2005 compared to 2004 primarily due to a 126 basis point increase in the average rate on commercial loans, and average balance growth of 9.9% along with a 36 basis point increase in the average rate of real estate-commercial and construction loans. Also contributing to the increase in interest income on loans was a 42.8% growth in the average balance of consumer loans, primarily in indirect auto loans. The average tax-equivalent interest yield on the loan portfolio grew from 5.5% in 2004 to 6.1% in 2005 as a result of market conditions and a 185 basis point increase in the average prime rate.

Interest Expense

The Corporation’s average cost of deposits increased 49 basis points during 2005 compared to 2004. The average rate paid on money market savings increased 127 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Interest on certificates of deposit increased 21.5%, primarily due to volume growth of 14.0% in addition to the 18 basis point increase in average rate. Since August 2004, the Bank began issuing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates increased $36.8 million and the average rate increased 92 basis points comparing the year ended December 31, 2005 over the same period in 2004. The average balance of other certificates of deposit increased $17.6 million and the average rate increased 30 basis points, due to promotions offered to grow deposits. Interest on time open and club accounts grew due to a 55 basis point increase in average rate. Interest expense on demand deposits and regular savings deposits declined due to volume decreases as rates remained relatively flat during 2005 and 2004.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts.”) Interest expense grew 56.4% during 2005 compared to 2004 primarily due to a 76 basis point increase in average rates paid on cash management accounts. This increase was partially offset by a decrease in interest expense on short-term FHLB borrowings.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased slightly due to volume growth. Subordinated notes and capital securities includes the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of, $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities grew 33.4% due to increases in the Three Month London Interbank Offer Rate (“LIBOR”) which effect the variable rate paid on the Trust Preferred Securities

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the provision to fluctuate. The provision for the years ended December 31, 2005 and 2004 was $2.1 million and $1.6 million, respectively. Growing loan volumes in real estate-commercial and construction loans, indirect auto loans and a new credit card portfolio, along with current economic conditions, indicated the need for an increase to the reserve in 2005.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income decreased during 2005 compared to 2004 and primarily due to less gains on the sales of securities in 2005 and a net loss on the disposition of fixed assets in 2005 compared to net gains in 2004.

The following table presents noninterest income for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	$ Change	% Change

Trust fee income	$5,225	$5,028	$197	3.9%
Service charges on deposit accounts	6,908	6,537	371	5.7
Investment advisory commission and fee income	1,957	1,907	50	2.6
Insurance commission and fee income	3,551	3,068	483	15.7
Life insurance income	1,301	1,469	(168)	(11.4)
Other service fee income	3,154	2,687	467	17.4
Net gain on sales of securities	150	1,066	(916)	(85.9)
Net (loss) gain on dispositions of fixed assets	(218)	226	(444)	(196.5)
Other	416	615	(199)	(32.4)

Total noninterest income	$22,444	$22,603	$(159)	(0.7)

Trust income continued to grow in 2005 from 2004 primarily due to a larger number of accounts and an increase in the market value of assets managed. Service charges on deposit accounts grew in 2005 compared to 2004 due to a change in the fee structure on the deposit accounts; monthly charges decreased while nonsufficient funds fees increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased slightly in 2005 over 2004. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2005 from 2004. Loss ratio based bonuses increased $9 thousand in 2005 compared to 2004. Other insurance commissions grew approximately $474 thousand due to higher premiums and volume in addition to the acquisition of Donald K. Martin & Company. The acquisition of Donald K. Martin & Company was completed in 2005 and expanded Univest Insurance, Inc. into the West Chester area of Pennsylvania. Donald K. Martin & Company specializes in property and casualty insurance primarily for the non-profit sector, including churches, senior communities and life communities.

Life insurance income is primarily the change in the cash surrender values of bank-owned life insurance policies. There was less of an increase in the cash surrender values of these policies in 2005 compared to 2004.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debt card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income grew in 2005 compared to 2004 due to increases of $196 thousand in Mastermoney fees, $114 thousand in mortgage servicing income, $79 thousand in mortgage placement fee income and $68 thousand in official check fees.

Other noninterest income decreased in 2005 compared to 2004 primarily due to net losses on investments in low-income housing projects. These low-income housing projects generate tax credits for the Corporation.

Gains on Sales of Assets

Sales of $7.3 million in mortgage loans during the year ended December 31, 2005 resulted in a gain of $79 thousand as compared to sales of $8.1 million during the year ended December 31, 2004 for a gain of $113 thousand. Gains on sales of mortgages are included in other income.

Net losses on the disposition of fixed assets was $218 thousand for the year ended December 31, 2005, compared to net gains of $226 thousand for the year ended December 31, 2004. During 2005, the Corporation closed two supermarket banking offices and retired other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand. Net gains in 2004 were primarily the result of the sale of a branch office which was in close proximity to another more favorable Bank branch location for a gain of $196 thousand.

During 2005, approximately $1.5 million in U.S. Government treasuries, $1.2 million in Municipals, $7.3 million in U.S. Government Agencies and $353 thousand in equity securities were sold for a net gain of $150 thousand. Calls of FHLB equity securities totaled $5.5 million as the Bank was no longer required to hold these securities due to the level of FHLB borrowings. During 2004, available for sale debt and equity securities, primarily fixed-rate U.S. Government Agency mortgage-backed securities, with an amortized cost of approximately $57.1 million were sold for a net gain of $1.1 million. During 2004, mortgage-backed securities were sold to position the portfolio for higher rates by reducing extension risk and price volatility.

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

The following table presents noninterest expense for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	$ Change	% Change

Salaries and benefits	$26,795	$25,360	$1,435	5.7%
Net occupancy	4,276	4,018	258	6.4
Equipment	2,994	2,854	140	4.9
Other	11,731	12,688	(957)	(7.5)

Total noninterest expense	$45,796	$44,920	$876	2.0

Salaries and benefits increased in 2005 in comparison to 2004 primarily due to the bonus accrual as the Corporation exceeded its 2005 planned income. Other increases were due to normal escalation of base salary and benefit costs and growth in the number of full-time-equivalent employees, primarily due to expansion. These increases were partially offset by a higher amount of compensation costs capitalized for loan originations.

Net occupancy expense increased for the year ended December 31, 2005 in comparison to 2004 due to higher rents and an operating lease termination penalty of $89 thousand. Equipment expense increased primarily due to software licenses.

Other expenses decreased for the year ending December 31, 2005 compared to 2004 primarily due to bank shares tax credits and reductions in loss contingency reserves. These reductions were partially offset by increases in advertising expense.

Tax Provision

The provision for income taxes was $8.9 million for the year ended December 31, 2005 compared to $8.3 million for the year ended December 31, 2004. The provision for income taxes for 2005 and 2004 was at effective rates of 26.4% and 26.1%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-exempt interest income from investments in municipal securities and loans and non-taxable cash surrender value changes on bank-owned life insurance. The increase in the effective tax rate in 2005 compared to 2004 is primarily due to an increase in pre-tax income while tax-exempt income remained relatively unchanged.

Results of Operations — 2004 Versus 2003

Net Interest Income

Table 3 presents a summary of the Corporation’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent and non-tax-equivalent basis for the years ended December 31, 2004 compared to 2003. Table 4 analyzes the changes in both tax-equivalent and non-tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex.

Table 3 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential for 2004 versus 2003

	For the Year Ended					For the Year Ended
	December 31, 2004					December 31, 2003
				Non-					Non-
		Tax-Equivalent		Tax-Equivalent			Tax-Equivalent		Tax-Equivalent
	Average	Income/	Avg.	Income/	Avg.	Average	Income/	Avg.	Income/	Avg.
	Balance	Expense	Rate	Expense	Rate	Balance	Expense	Rate	Expense	Rate

Assets:
Interest-earning deposits with other banks	$1,158	$6	0.5%	$6	0.5%	$2,636	$20	0.8%	$20	0.8%
U.S. Government obligations	146,930	4,563	3.1	4,563	3.1	121,208	4,345	3.6	4,345	3.6
Obligations of states & political subdivisions	78,715	5,500	7.0	3,578	4.5	74,314	5,139	6.9	3,392	4.6
Other securities	140,065	6,141	4.4	6,141	4.4	204,585	9,885	4.8	9,885	4.8
Federal Reserve Bank stock	1,687	101	6.0	101	6.0	1,170	70	6.0	70	6.0
Federal funds sold	2,542	40	1.6	40	1.6	8,125	90	1.1	90	1.1

Total interest-earning deposits, investments and federal funds sold	371,097	16,351	4.4	14,429	3.9	412,038	19,549	4.7	17,802	4.3

Commercial, financial and agricultural loans	329,357	16,714	5.1	16,714	5.1	302,623	16,402	5.4	16,402	5.4
Real estate — commercial and construction loans	354,716	22,831	6.4	22,831	6.4	255,706	17,033	6.7	17,033	6.7
Real estate — residential loans	299,964	14,475	4.8	14,475	4.8	261,043	14,412	5.5	14,412	5.5
Loans to individuals	58,873	3,401	5.8	3,401	5.8	54,535	3,614	6.6	3,614	6.6
Municipal loans	75,033	4,242	5.7	2,939	3.9	63,358	3,827	6.0	2,702	4.3

Gross loans	1,117,943	61,663	5.5	60,360	5.4	937,265	55,288	5.9	54,163	5.8

Total interest-earning assets	1,489,040	78,014	5.2	74,789	5.0	1,349,303	74,837	5.5	71,965	5.3

Cash and due from banks	40,889					38,434
Reserve for loan losses	(13,240)					(11,880)
Premises and equipment, net	19,821					16,918
Other assets	99,384					74,067

Total assets	$1,635,894					$1,466,842

LIABILITIES:
Interest checking deposits	$154,562	190	0.1	190	0.1	$132,450	220	0.2	220	0.2
Money market savings	248,908	2,172	0.9	2,172	0.9	238,421	2,066	0.9	2,066	0.9
Regular savings	221,974	646	0.3	646	0.3	193,294	950	0.5	950	0.5
Certificates of deposit	388,060	10,819	2.8	10,819	2.8	375,153	14,097	3.8	14,097	3.8
Time open & club accounts	16,950	221	1.3	221	1.3	17,801	229	1.3	229	1.3

Total time and interest-bearing deposits	1,030,454	14,048	1.4	14,048	1.4	957,119	17,562	1.8	17,562	1.8

Federal funds purchased	9,328	148	1.6	148	1.6	7,122	91	1.3	91	1.3
Securities sold under agreements to repurchase	98,735	675	0.7	675	0.7	80,810	616	0.8	616	0.8
Other short-term borrowings	19,133	249	1.3	249	1.3	3,353	36	1.1	36	1.1
Long-term debt	55,277	2,378	4.3	2,378	4.3	47,246	2,202	4.7	2,202	4.7
Subordinated notes and capital securities	33,930	1,450	4.3	1,450	4.3	16,443	643	3.9	643	3.9

Total borrowings	216,403	4,900	2.3	4,900	2.3	154,974	3,588	2.3	3,588	2.3

Total interest-bearing liabilities	1,246,857	18,948	1.5	18,948	1.5	1,112,093	21,150	1.9	21,150	1.9

Demand deposits, noninterest-bearing	216,050					192,354
Accrued expenses & other liabilities	20,424					23,150

Total liabilities	1,483,331					1,327,597

Shareholders’ Equity:
Common stock	49,580					49,582
Additional paid-in capital	20,949					20,912
Retained earnings and other equity	82,034					68,751

Total shareholders’ equity	152,563					139,245

Total liabilities and shareholders’ equity	$1,635,894					$1,466,842

Net interest income		$59,066		$55,841			$53,687		$50,815

Net interest Spread			3.7		3.5			3.6		3.4
Effect of net interest-free funding sources			0.3		0.3			0.4		0.4

Net interest margin			4.0%		3.8%			4.0%		3.8%

Ratio of average interest-earning assets to interest-bearing liabilities	119.4%					121.3%

Notes:	For rate calculation purposes, average loan categories include unearned discount. Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan fees of $1.3 million for 2004 and $1.3 million for 2003.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Table 4 — Analysis of Changes in Net Interest Income for 2004 Versus 2003

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2004 compared to the same period in 2003, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	For the Years Ended December 31, 2004 Versus 2003
	Tax Equivalent			Non-Tax-Equivalent
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(6)	$(8)	$(14)	$(6)	$(8)	$(14)
U.S. Government obligations	824	(606)	218	824	(606)	218
Obligations of states & political subdivisions	287	74	361	260	(74)	186
Other securities	(2,926)	(818)	(3,744)	(2,926)	(818)	(3,744)
Federal Reserve Bank stock	31	—	31	31	—	31
Federal funds sold	(91)	41	(50)	(91)	41	(50)

Interest on deposits, investments and federal funds sold	(1,881)	(1,317)	(3,198)	(1,908)	(1,465)	(3,373)

Commercial , financial and agricultural loans	1,220	(908)	312	1,220	(908)	312
Real estate — commercial and construction loans	6,565	(767)	5,798	6,565	(767)	5,798
Real estate — residential loans	1,890	(1,827)	63	1,890	(1,827)	63
Loans to individuals	223	(436)	(213)	223	(436)	(213)
Municipal loans	605	(190)	415	490	(253)	237

Interest and fees on loans	10,503	(4,128)	6,375	10,388	(4,191)	6,197

Total interest income	8,622	(5,445)	3,177	8,480	(5,656)	2,824

Interest expense:
Interest checking deposits	102	(132)	(30)	102	(132)	(30)
Money market savings	106	—	106	106	—	106
Regular savings	83	(387)	(304)	83	(387)	(304)
Certificates of deposit	474	(3,752)	(3,278)	474	(3,752)	(3,278)
Time open & club accounts	(8)	—	(8)	(8)	—	(8)

Interest on deposits	757	(4,271)	(3,514)	757	(4,271)	(3,514)

Federal funds purchased	36	21	57	36	21	57
Securities sold under agreement to repurchase	140	(81)	59	140	(81)	59
Other short-term borrowings	206	7	213	206	7	213
Long-term debt	365	(189)	176	365	(189)	176
Subordinated notes and capital securities	741	66	807	741	66	807

Interest on borrowings	1,488	(176)	1,312	1,488	(176)	1,312

Total interest expense	2,245	(4,447)	(2,202)	2,245	(4,447)	(2,202)

Net interest income	$6,377	$(998)	$5,379	$6,235	$(1,209)	$5,026

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $5.4 million in 2004 compared to 2003 primarily due to volume growth of real estate-commercial and construction loans. The net interest margin on a tax-equivalent basis remained the same at 4.0% for both December 31, 2004 and 2003. The net interest spread on a tax-equivalent basis was 3.7%, and 3.6% for December 31, 2004 and 2003, respectively. However, the effect of net interest free funding sources of 0.3% and 0.4% December 31, 2004 and 2003, respectively, has declined.

Interest Income

Interest on U.S. Government obligations increased 5.0% for the year ended December 31, 2004 compared to 2003 primarily due to volume growth of 21.2% which more than offset a 48 basis point decline in the rate. Tax-equivalent interest on state and political subdivisions increased to $5.5 million in 2004 from $5.2 million in 2003. The increase is a result of the Corporation’s decision to grow its investments in tax-exempt securities during 2003. During 2003, the Corporation acquired tax-exempt securities with a term of greater than ten years and at tax-equated yields substantially higher than other investment opportunities. Income on other securities declined 37.9% in 2004 compared to 2003 primarily due to the sale of approximately $50.3 million of primarily fixed-rate U.S. Government agency mortgage-backed securities and prepayments during 2004.

Interest on federal funds sold decreased in 2004 compared to 2003 due to a decline in volume offsetting increases in federal funds rates.

Tax-equivalent Interest and fees on loans grew 11.5% for the year ended December 31, 2004 compared to 2003 primarily due to a 38.7% increase in the average balance of real estate-commercial and construction loans. The average tax-equivalent interest yield on the loan portfolio decreased from 5.9% in 2003 to 5.2% in 2004 as a result of market conditions. This decrease in yield however, was more than offset by an increase in average loan balances outstanding. The increase in average loan volume came in part from the First County Bank and Suburban Community Bank acquisitions during 2003 and in part from regular loan growth.

Interest Expense

The average rates paid on deposits declined significantly during 2003 throughout the banking industry; the effects of this decline continued during 2004 as some categories flattened during 2004. The Corporation’s average cost of deposits declined 47 basis point during 2004 compared to 2003. Every major category of deposits grew in average volume, with the exception of time open and club accounts, during 2004. During 2004, the overall increase in volume was more than offset by the impact of a 97 basis point decline in the rate on certificates of deposit. Interest expense on demand deposits increased 3.3% during 2004 compared to 2003 as volume increased and rates flattened. Interest expense on regular savings deposits decreased 32.0% during 2004 compared to 2003 as interest rates declined.

Interest expense on short-term borrowings increased 44.3% during 2004 compared to 2003 primarily due to volume increases in cash management accounts of 39.3%. Interest on long-term debt increased 8.0% during 2004 compared to primarily due to a volume increase of 17.0%. This increase represents interest on higher volumes of long-term borrowings from the FHLB. Interest expense on Subordinated Capital Notes and Trust Preferred Securities increased 125.5% due to the full-year’s impact during 2004 for issuances of $15.0 million in Subordinated Capital Notes and $20.0 million in Trust Preferred Securities during 2003.

Provision For Loan Losses

The provision for the years ended December 31, 2004 and 2003 was $1.6 million and $1.0 million, respectively. Growing loan volumes and current economic conditions in addition to a $780 thousand increase in specific allowances for loan losses indicated the need for an increase to the reserve in 2004.

Noninterest Income

Total noninterest income decreased during 2004 compared to 2003 primarily due to gains on the sales of securities.

The following table presents noninterest income for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31,
	2004	2003	$ Change	% Change

Trust fee income	$5,028	$4,629	$399	8.6%
Service charges on deposit accounts	6,537	5,739	798	13.9
Investment advisory commission and fee income	1,907	1,908	(1)	(0.1)
Insurance commission and fee income	3,068	2,949	119	4.0
Life insurance income	1,469	2,057	(588)	(28.6)
Other service fee income	2,687	2,996	(309)	(10.3)
Net gains on sales of securities	1,066	2,076	(1,010)	(48.7)
Net gain (loss) on dispositions of fixed assets	226	(111)	337	—
Other	615	1,237	(622)	(50.3)

Total noninterest income	$22,603	$23,480	$(877)	(3.7)

Trust income grew in 2004 from 2003 primarily due to higher fees charged for trust services, as well as an increase in the market value of assets under management. Service charges on deposit accounts grew in 2004 from 2003 primarily due to increases in fees received for nonsufficient funds.

Investment advisory commissions and fee income remained level comparing 2004 to 2003. Insurance commissions and fee income increased in 2004 compared to 2003 primarily due to higher premiums and volume.

Life insurance income is primarily the change in the cash surrender values of bank-owned life insurance policies. This growth in 2003 is attributed to a liquidation distribution representing our membership interest in certain bank owned insurance policies of $378 thousand. Excluding this receipt, income decreased as there was less of an increase in the cash surrender values of these policies in 2004 compared to 2003.

Other service fee income decreased in 2004 over 2003 primarily due to lower mortgage servicing fee income and a change in the fee structure for what credit card companies charge merchants for debit card usages.

Other noninterest income decreased in 2004 compared to 2003 primarily due to higher gains on sales of mortgages in 2003 as discussed below.

Gains on Sales of Assets

Sales of $8.1 million in mortgage loans during the year ended December 31, 2004 resulted in a gain of $113 thousand as compared to sales of $41.4 million during the year ended December 31, 2003 for a gain of $553 thousand. Higher sales in 2003 were due to the large number of refinancings as a result of record low mortgage rates.

Net gains on sales of fixed assets was $226 thousand for the year ended December 31, 2004 compared to net losses of $111 thousand in 2003. Net gains in 2004 were primarily the result of the sale of a branch office which was in close proximity to another more favorable Bank branch location. Net losses in 2003 were primarily due to the consolidation of a supermarket branch location into an existing stand-alone branch within the same shopping center.

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

Noninterest Expense

The following table presents noninterest expense for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31,
	2004	2003	$ Change	% Change

Salaries and benefits	$25,360	$24,524	$836	3.4%
Net occupancy	4,018	3,461	557	16.1
Equipment	2,854	2,763	91	3.3
Other	12,688	11,275	1,413	12.5

Total noninterest expense	$44,920	$42,023	$2,897	6.9

Salaries and benefits only grew in 2004 in comparison to 2003 primarily due to normal base salary pay rate increases and the full-year effect the First County Bank and Suburban Community Bank acquisitions in 2003 offset by a reduction in bonuses and pension expense.

Net occupancy expense increased for the year ended December 31, 2004 in comparison to 2003 due to additional facilities from the 2003 acquisitions. Equipment expense remained relatively flat during 2004 in comparison to 2003.

Other expenses grew for the year ending December 31, 2004 in comparison to 2003 primarily due to increases of approximately $916 thousand in advertising, marketing and public relations expenses. The Corporation’s targeted market area and planned allocations were expanded in 2004 primarily due to the 2003 acquisitions. Legal, advisory and consulting fees increased approximately $466 thousand primarily due to legal costs associated with loan workout and foreclosure proceedings and tax advisory costs.

Tax Provision

The provision for income taxes was $8.3 million for the year ended December 31, 2004 and $8.2 million for the year ended December 31, 2003. The provision for income taxes for 2004 and 2003 were at effective rates of 26.1% and 26.2%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance.

Financial Condition

During 2005, total assets increased primarily due to loan growth. Total liabilities increased primarily due to deposits partially offset by a reduction in borrowings as funding for loan growth was supported by deposit growth. Detailed explanations follow.

ASSETS

The following table presents assets at December 31, 2005 and December 31, 2004:

	At December 31,
	2005	2004	$ Change	% Change

Cash, interest-earning deposits and federal funds sold	$59,439	$37,745	$21,694	57.5%
Investment securities	343,259	343,502	(243)	(0.1)
Total loans	1,249,652	1,174,180	75,472	6.4
Reserve for loan losses	(13,363)	(13,099)	(264)	2.0
Premises and equipment, net	21,635	19,818	1,817	9.2
Goodwill and other intangibles	43,387	43,561	(174)	(0.4)
Cash surrender value of insurance policies	35,211	33,910	1,301	3.8
Other assets	30,089	27,340	2,749	10.1

Total assets	$1,769,309	$1,666,957	$102,352	6.1

Acquisitions

On December 13, 2004, the Corporation acquired Donald K. Martin & Company. The acquisition expanded Univest Insurance, Inc. into the West Chester area of Pennsylvania. Donald K. Martin & Company specializes in property and casualty insurance primarily for the non-profit sector, including churches, senior communities and life communities. Univest Insurance, Inc. made an initial payment $200 thousand in January 2005 for the acquisition. Goodwill of $204 thousand was recorded for this acquisition in 2005.

Cash, Interest-earning Deposits and Federal Funds Sold

Cash, interest-earning deposits and federal funds sold grew primarily due to an $11.5 million increase in federal funds sold. Federal funds sold, an immediate liquid resource, is the daily investment of excess or unused funds and balances can fluctuate dramatically during any given day.

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

Total investments decreased in 2005 compared to 2004 as proceeds from sales and maturities of $148.0 million of securities were used to purchase $152.3 million in securities. During 2005, maturities of primarily U.S. government agency securities were replaced primarily with like securities. Paydowns on mortgage-backed securities were primarily reinvested in municipal securities and other debt securities.

Table 5 — Investment Securities

The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2005	2004	2003

U.S. Treasury, government corporations and agencies	$156,748	$154,907	$157,291
State and political subdivisions	84,789	78,178	80,159
Mortgage-backed securities	74,733	86,640	156,153
Other	26,989	23,777	29,656

Total investment securities	$343,259	$343,502	$423,259

Table 6 — Investment Securities (Yields)

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

	At December 31,
	2005	2005	2004	2004	2003	2003
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$78,735	2.94%	$33,692	2.07%	$11,352	3.84%
1 Year-5 Years	98,232	3.88	133,810	3.23	168,843	3.35
5 Years-10 Years	27,110	5.07	20,985	4.82	18,472	4.96
After 10 Years	139,182	4.57	155,015	4.52	224,592	4.67

Total	$343,259	4.04	$343,502	3.80	$423,259	4.13

Loans

Total loans grew comparing December 31, 2005 to December 31, 2004 due to increases of $35.9 million consumer loans, primarily in the indirect auto loan portfolio, $15.5 million in commercial loans, $12.3 million in real estate-commercial loans and $8.1 million in real estate-construction loans. Real estate-residential loans, which are loans secured by one- to four-family properties, increased $3.6 million.

At December 31, 2005 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 7.

Table 7 — Loan Portfolio

The following table presents the composition of the loan portfolio as of the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$384,207	$368,685	$326,154	$282,367	$267,638
Real estate — commercial	349,384	337,080	313,207	203,927	195,872
Real estate — construction	110,032	101,963	69,586	36,588	34,774
Real estate — residential	303,994	300,397	298,564	243,642	226,962
Loans to individuals	102,095	66,169	55,024	58,859	73,101

Total gross loans	1,249,712	1,174,294	1,062,535	825,383	798,347
Unearned income	(60)	(114)	(153)	(5)	(18)

Total loans	$1,249,652	$1,174,180	$1,062,382	$825,378	$798,329

Table 8 — Loan Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan portfolio at December 31, 2005:

		Due in One	Due in One	Due in
		Year or	to Five	Over Five
	Total	Less	Years	Years

Commercial, financial and agricultural	$384,147	$218,839	$142,092	$23,216
Real estate — commercial	349,384	105,350	190,143	53,891
Real estate — construction	110,032	55,448	40,164	14,420
Real estate — residential	303,994	68,163	75,362	160,469
Loans to individuals	102,095	5,837	55,963	40,295

Total loans	$1,249,652	$453,637	$503,724	$292,291

Loans with fixed predetermined interest rates	$687,320	$86,650	$350,208	$250,462
Loans with variable or floating interest rates	562,332	366,987	153,516	41,829

Total loans	$1,249,652	$453,637	$503,724	$292,291

The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest include loans written for a three- or five-year term with a monthly payment based on a fifteen-year amortization schedule. At each three-year or five-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three or five years. At each three-year or five-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the “Due in One to Five Years” category on issue. The borrower has the right to prepay the loan at any time.

Asset Quality

Performance of the entire loan portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

When a loan, including a loan impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against other expense. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.

Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Total cash basis, restructured and nonaccrual loans totaled $3.3 million at December 31, 2005, $10.1 million at December 31, 2004 and $8.6 million at December 31, 2003, and consist mainly of commercial loans and real estate-commercial loans. For the years ended December 31, 2005, 2004 and 2003, nonaccrual loans resulted in lost interest income of $521 thousand, $582 thousand and $403 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and other real estate owned was 0.34% as of December 31, 2005, 0.99% as of December 31, 2004, and 0.89% as of December 31, 2003.

At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS 114 was $3.3 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.1 million. Nonaccruing loans decreased during 2005 primarily due to paydowns of $6.9 million and charge-offs of $1.9 million. These decreases were partially offset by additions of $1.5 million in real estate-commercial loans and $1.2 million in commercial loans placed on nonaccrual status. The Corporation foreclosed on one commercial property which secured a nonaccrual loan; this property is currently held as other real estate owned. Specific reserves of $1.1 million have been established for these loans based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. At December 31, 2005, nonaccruing loans consisted of: $2.4 million in real estate-commercial loans and $1.2 million in commercial loans. At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS 114 was $10.1 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $2.7 million. At December 31, 2004 nonaccruing loans consisted of: $6.7 million in real estate-commercial loans and $3.3 million in commercial loans.

At December 31, 2005 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 7.

Table 9 — Nonaccrual, Past Due and Restructured Loans

The following table details the aggregate principal balance of loans classified as nonaccrual, past due and restructured:

	At December 31,
	2005	2004	2003	2002	2001

Nonaccruing loans	$3,263	$10,090	$8,586	$2,639	$1,617

Accruing loans 90 days or more past due:
Real estate loans:
Secured by 1-4 family dwellings	$114	$543	$661	$132	$128
Commercial and industrial loans	146	31	3	520	3
Loans to individuals	350	353	217	228	186

Total accruing loans, 90 days or more past due	$610	$927	$881	$880	$317

Restructured loans, not included above	$—	$—	$—	$—	$—

Other real estate owned	$344	$607	$—	$—	$—

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

The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

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

The class reserve element is determined by an internal loan grading process in conjunction with associated allowance factors. The Corporation revises the class allowance factors whenever necessary, but no less than quarterly, in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience.

Table 10 — Allocated, Unallocated Loan Loss Reserves

The reserve for loan losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories for the periods indicated.

	At December 31,
	2005	2004	2003

Allocated	$12,385	$12,181	$12,087
Unallocated	978	918	701

Total	$13,363	$13,099	$12,788

The $204 thousand increase in the allocated portion of the reserve for the year ended December 31, 2005 was due to a $952 thousand increase in reserves on commercial real estate and construction loans as balances increased and the credit quality of certain loans decreased and a $648 thousand increase in homogeneous loans pool reserves as indirect auto loans grew from $36.4 million at December 31, 2004 to $73.3 million at December 31, 2005 and the addition of credit cards being offered in 2005. This increase was partially offset by a reduction in specific reserves of $1.6 million as the balance of impaired loans decreased from $10.1 million at December 31, 2004 to $3.3 million at December 31, 2005. The $94 thousand increase in the allocated portion of the reserve for the year ended December 31, 2004 was the result of a $780 thousand increase in specific reserves, primarily on impaired real estate-commercial loans, partially offset by a $632 thousand reduction on homogeneous loan pools such as loans to individuals. The reduction in homogeneous loans pool reserves were due to more favorable trends in recent historical loss experience and reserve methodology adjustments. The $217 thousand increase in the unallocated position is a result of the improved loan grade migration of the homogeneous loan pools. Analysis of unallocated adequacy is based on an assessment of loan grade migration as influenced by economic conditions and grading accuracy.

Management believes that both the allocated and unallocated portions of the reserve are maintained at a level that is adequate to absorb losses in the loan portfolio.

Table 11 — Summary of Loan Loss Experience

The following table presents average loans and summarizes loan loss experience for the years ended December 31, 2005, 2004, 2003, 2002 and 2001:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Average amount of loans outstanding	$1,198,881	$1,117,943	$937,265	$807,248	$761,640
Loan loss reserve at beginning of period	$13,099	$12,788	$10,518	$10,294	$10,208
Charge-offs:
Real estate loans	911	382	—	54	12
Commercial and industrial loans	1,329	894	965	1,185	602
Loans to individuals	1,019	468	374	535	603

Total charge-offs	3,259	1,744	1,339	1,774	1,217

Recoveries:
Real estate loans	368	86	45	367	143
Commercial and industrial loans	625	146	326	182	223
Loans to individuals	421	201	155	146	174

Total recoveries	1,414	433	526	695	540

Net charge-offs	1,845	1,311	813	1,079	677
Additions to loan loss reserve	2,109	1,622	1,000	1,303	763
Additions to loan loss reserve as a result of acquisitions	—	—	2,083	—	—

Loan loss reserve at end of period	$13,363	$13,099	$12,788	$10,518	$10,294

Ratio of net charge-off to average loans	.15%	.12%	.09%	.13%	.09%

The increase in charge-offs during 2005 compared to 2004 was due to the charge-off of $1.2 million in nonaccrual commercial loans and $758 thousand in nonaccrual real estate — commercial loans as these nonaccrual loans were considered to be permanently impaired. The increase in charge-offs of loans to individuals was primarily due to the indirect auto loan portfolio. Recoveries increased during 2005 compared to 2004 due to the sale of a commercial mortgage to a third party investor and payments made on a commercial credit as the borrowers were able to sell personal and business assets not used as collateral for the loan.

The following table summarizes the allocation of the allowance for loan losses and the percentage of loans in each major loan category to total loans at December 31, 2005, 2004, 2003, 2002 and 2001:

	At December 31,
	2005		2004		2003		2002		2001

Real estate loans	$5,431	61.1%	$4,887	63.0%	$3,970	64.1%	$3,777	58.7%	$3,515	57.3%
Commercial and industrial loans	6,005	30.7	6,945	31.4	7,258	30.7	4,344	34.2	3,939	33.5
Loans to individuals	949	8.2	349	5.6	859	5.2	1,125	7.1	1,466	9.2
Unallocated portion	978	—	918	—	701	—	1,272	—	1,374	—

Total	$13,363	100.0%	$13,099	100.0%	$12,788	100.0%	$10,518	100.0%	$10,294	100.0%

The ratio of the reserve for loan losses to total loans was 1.1% at December 31, 2005 and 1.1% at December 31, 2004.

Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the provisions of SFAS 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation) and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $532 thousand for the year ended December 31, 2005, $616 thousand for the year ended December 31, 2004, and $607 thousand for the year ended December 31, 2003. The Corporation also has goodwill of $41.0 million, which is deemed to be an indefinite intangible asset and will not be amortized.

LIABILITIES

The following table presents liabilities at December 31, 2005 and December 31, 2004:

	At December 31,
	2005	2004	$ Change	% Change

Deposits	$1,366,715	$1,270,884	$95,831	7.5%
Borrowings	196,761	212,360	(15,599)	(7.3)
Other liabilities	32,753	23,320	9,433	40.5

Total liabilities	$1,596,229	$1,506,564	$89,665	6.0

Deposits

Total deposits grew during 2005 due to a $51.6 million increase in certificates of deposits and other time deposits, a $44.4 million increase in money market savings and a $28.3 million increase in noninterest-bearing demand deposits. Certificates of deposits and money market savings grew during 2005 primarily as a result of new products and promotions offered to grow deposits in the Bank’s competitive marketplace. These increases were partially offset by decreases in interest-bearing checking accounts of $6.0 million and regular savings accounts of $22.9 million, as these depositors migrated to new higher-yielding money market savings products. The Bank issued $75.0 million in PLGIT certificates of deposit during 2005 to replace $60.0 million of matured PLGIT certificates and to augment its fixed funding sources. Average deposit growth for the years ended December 31, 2005 compared to 2004 was due to money market savings and certificates of deposits as discussed above. Average deposit growth for the years ended December 31, 2004 compared to 2003 was due to the acquisitions of First County Bank and Suburban Community Bank in 2003. The issuance of Brokered and PLGIT certificates of deposit contributed to $12.3 million of the average deposit growth in 2004 compared to 2003.

Table 12 — Deposits

The following table summarizes the average amount of deposits for the years indicated:

	For the Years Ended December 31,
	2005	2004	2003

Noninterest-bearing demand deposits	$226,523	$216,050	$192,354
Interest checking deposits	150,024	154,562	132,450
Money market savings	274,304	248,908	238,421
Regular savings	206,876	221,974	193,294
Certificates of deposit and other time deposits	459,110	405,010	392,954

Total average deposits	$1,316,837	$1,246,504	$1,149,473

The following table summarizes the maturities of certificates of deposit and other time deposits with balances of $100 thousand or more at December 31, 2005:

	Due 3 Months	Due 3-6	Due 6-12	Due Over
	or Less	Months	Months	12 Months

Certificates of deposit	$67,986	$8,824	$18,722	$32,889
Other time deposits	4,381	6,986	854	—

Borrowings

Long-term debt increased $469 thousand during 2005 due to amortization of fair market value adjustments on advances from the Federal Home Loan Bank acquired in the 2003 acquisitions. Short-term borrowings decreased $13.6 million during 2005 primarily due to declines in Federal funds purchased. In May 2003, the Corporation issued $15.0 million in Subordinated Capital Notes, payments of $1.5 million were made on these notes in 2005; the subordinated capital notes qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of Trust Preferred Securities that qualify for Tier 1 capital status. The proceeds from these transactions were used to support the future growth of the Corporation and its banking subsidiary and for general corporate purposes. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a consequence of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.

Table 13 — Short Term Borrowings

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2005	2004	2003

Balance at December 31	$108,312	$104,442	$100,630
Weighted average interest rate at year end	2.1%	0.7%	0.6%
Maximum amount outstanding at any month’s end	$111,624	$117,664	$100,630
Average amount outstanding during the year	$98,620	$98,735	$80,810
Weighted average interest rate during the year	1.4%	0.7%	0.8%

Shareholders’ Equity

The following table presents the shareholders’ equity at December 31, 2005 and 2004:

	At December 31,
	2005	2004	$ Change	% Change

Common stock	$74,370	$49,580	$24,790	50.0%
Additional paid-in capital	22,051	21,632	419	1.9
Retained earnings	114,346	125,772	(11,426)	(9.1)
Accumulated other comprehensive (loss) income	(1,050)	2,187	(3,237)	(148.0)
Treasury stock	(36,637)	(38,778)	2,141	(5.5)

Total shareholders’ equity	$173,080	$160,393	$12,687	7.9

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. The declaration of this split was recorded in March 2005, which increased common stock by $24.8 million and decreased retained earnings by $24.8 million; this amount equates to the par value of the common stock the Corporation distributed on April 29, 2005. Retained earnings was favorably impacted by net income of $24.9 million partially offset by cash dividends of $9.3 million declared during 2005. Treasury stock decreased primarily because treasury shares were issued for option exercises. There is a buyback program in place that as of December 31, 2005 allows the

Corporation to purchase an additional 452,399 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $989 thousand, net of taxes, is included in shareholders’ equity at December 31, 2005. Accumulated other comprehensive income related to debt securities of $2.2 million, net of taxes, has been included in shareholders’ equity at December 31, 2004. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income (loss) was a result of declines in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities, and a decline in the market value of municipal securities. The market value declines are attributable to an increase in the 2-year treasury yield of 147 basis points, an increase in the 3-year treasury yield of 115 basis points, an increase in the 5-year treasury yield of 62 basis points and an increase in the 7-year treasury yield of 28 basis points from December 31, 2004 to December 31, 2005.

In the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. The accumulated other comprehensive loss related to interest-rate swaps, net of taxes, included in shareholders’ equity at December 31, 2005 was $61 thousand. Accumulated other comprehensive loss related to interest-rate swaps reflects the current market value of the swap net of taxes. There were no interest-rate swaps at December 31, 2004.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. At December 31, 2005, the Corporation had a Tier 1 capital ratio of 11.0% and total risked-based capital ratio of 12.5%. The Corporation had a Tier 1 capital ratio of 10.6% and total risk-based capital ratio of 12.4% at December 31, 2004. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 17 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.

In April 2003, the Corporation secured $15.0 million in subordinated capital notes of which $11.3 million remains outstanding at December 31, 2005, that qualify for Tier 2 capital status. In August 2003, the Corporation, through an unconsolidated affiliate, issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status.

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

Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions of First County Bank, Pennview Savings Bank, Suburban Community Bank, Univest Investments, Inc. and Univest Insurance, Inc. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line. SFAS 142, which took effect January 1, 2002, defines the methods that are acceptable for determining whether intangible asset values are sustainable.

The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes effecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

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

At December 31, 2005, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of the interest-rate swap outstanding at December 31, 2005 expires on November 2, 2006. There was one swap outstanding during 2004 that matured on January 7, 2004.

The impact of the interest-rate swap on interest income for the year ended December 31, 2005 was a positive $21 thousand compared to $4 thousand for the year ended December 31, 2004. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. As of December 31, 2005, the market value of the interest-rate swap was in an unfavorable position of $94 thousand. Credit risk would exist when the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. There were no interest-rate swaps outstanding at December 31, 2004.

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

Credit risk in the direct consumer loan portfolio, card portfolio and indirect auto loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans.

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

Since August 2004, the Bank began issuing Certificates with PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2005, the Bank had $50.0 million in PLGIT deposits,

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $362.5 million. At December 31, 2005, outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70.0 million. At December 31, 2005, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2005, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and it is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments as of December 31, 2005. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in Table 14.

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. At December 31, 2005, the Corporation had no obligations under forward contracts.

For further information regarding the Corporation’s commitments, refer to Footnote 14 of the Consolidated Financial Statements, herein.

Table 14 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2005:

	Payments Due by Period
		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years

Long-term debt(a)	$67,560	$2,965	$6,694	$47,469	$10,432
Subordinated capital notes(b)	13,946	2,133	4,021	3,682	4,110
Trust preferred securities(c)	64,053	1,564	3,128	3,129	56,232
Securities sold under agreement to repurchase(d)	108,316	108,316	—	—	—
Time deposits(e)	510,658	313,845	134,310	53,621	8,882
Operating leases	8,222	1,373	2,223	1,318	3,308
Standby and commercial letters of credit	60,731	56,647	4,078	6	—
Commitments to extend credit (f)	448,333	128,969	50,572	28,999	239,793

Total contractual obligations	$1,281,819	$615,812	$205,026	$138,224	$322,757

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date is in 2008, the Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reporting in the “Due in One Year or Less” category.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123R”). SFAS 123R required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123R. Under the amended compliance dates, SFAS 123R becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 1 “Stock Options.” Actual stock-based compensation expense for stock options, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $420 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable deferred tax benefits may alter this projected number. Under SFAS 123R compensation expense amounting to the entire discount for shares issued under employee share purchase plans must be recognized if the discount is greater than 5%. Actual stock-based compensation expense for shares issued under the Corporation’s employee stock purchase plan, to be recorded in the fiscal year 2006 under the transition method will be approximately $29 thousand.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”.) SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending and deposit taking activities, the Corporation is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. The Corporation’s Asset/Liability Management Committee (“ALMC”) manages interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.

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

At December 31, 2005, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates increased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 0.4% less than it would be if market rates would remain unchanged. At December 31, 2004, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 1.8% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 15.

Table 15 — Interest Sensitivity Analysis

Interest Sensitivity Analysis at December 31, 2005:

	Within	3 to 12	1 to 5	Over	Non-Rate
	3 Months	Months	Years	5 Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$46,226	$46,226
Interest-earning deposits with other banks	563	—	—	—	—	563
Federal funds sold	12,650	—	—	—	—	12,650
Investment securities	9,963	65,609	106,943	160,744	—	343,259
Loans, net	443,039	155,450	539,056	112,107	(13,363)	1,236,289
Other assets	—	—	—	—	130,322	130,322

Total assets	466,215	221,059	645,999	272,851	163,185	$1,769,309

Liabilities and shareholders’ equity:
Noninterest-bearing deposits	—	—	—	—	246,736	$246,736
Interest-bearing demand deposits	253,499	30,300	161,596	—	—	445,395
Savings deposits	12,876	28,308	150,970	—	—	192,154
Time deposits	94,519	210,089	170,282	7,540	—	482,430
Borrowed funds	43,287	15,177	127,047	11,250	—	196,761
Other liabilities	—	—	—	—	32,753	32,753
Shareholders’ equity	—	—	—	—	173,080	173,080

Total liabilities and shareholders’ equity	404,181	283,874	609,895	18,790	452,569	$1,769,309

Interest rate swaps	(20,000)	20,000	—	—	—

Incremental gap	$42,034	$(42,815)	$36,104	$254,061	$(289,384)

Cumulative gap	$42,034	$(781)	$35,323	$289,384

Cumulative gap as a percentage of interest-earning assets	2.62%	(0.05)%	2.20%	18.02%

Table 16 — Interest Rate Derivatives

Following are details on the interest rate derivative subject to interest rate risk at December 31, 2005:

Interest Rate Swaps:
Receive fixed/pay variable notional amount	$20,000
Fair value	$(94)
Maturity	November 2006
Variable rate payable (a)	7.08%
Fixed rate receivable	7.04%

Notes:

(a)	Interest payable based on Bank Prime Loan rates published by The Federal Reserve.

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 2003 were audited by other auditors whose report thereon dated February 23, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2006

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$46,226	$35,876
Interest-earning deposits with other banks	563	711
Federal funds sold	12,650	1,158
Investment securities held-to-maturity (market value $14,686 and $40,146 at December 31, 2005 and 2004, respectively)	14,808	40,000
Investment securities available-for-sale	328,451	303,502
Loans	1,249,652	1,174,180
Less: Reserve for loan losses	(13,363)	(13,099)

Net loans	1,236,289	1,161,081

Premises and equipment, net	21,635	19,818
Goodwill, net of accumulated amortization of $2,845 at December 31, 2005 and 2004	40,998	40,794
Other intangibles, net of accumulated amortization and fair value adjustments of $4,424 and $3,954 at December 31, 2005 and 2004, respectively	2,389	2,767
Cash surrender value of insurance policies	35,211	33,910
Accrued interest and other assets	30,089	27,340

Total assets	$1,769,309	$1,666,957

LIABILITIES
Demand deposits, noninterest-bearing	$246,736	$218,410
Demand deposits, interest-bearing	445,395	407,045
Savings deposits	192,154	214,588
Time deposits	482,430	430,841

Total deposits	1,366,715	1,270,884

Securities sold under agreements to repurchase	108,312	104,442
Other short-term borrowings	—	17,500
Accrued expenses and other liabilities	32,753	23,320
Long-term debt	56,580	57,049
Subordinated notes	11,250	12,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,596,229	1,506,564

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2005 and 2004; 14,873,904 and 9,916,062 shares issued at December 31, 2005 and 2004; and 12,947,001 and 8,575,618 shares outstanding at December 31, 2005 and 2004, respectively	74,370	49,580
Additional paid-in capital	22,051	21,632
Retained earnings	114,346	125,772
Accumulated other comprehensive (loss) income, net of tax	(1,050)	2,187
Treasury stock, at cost; 1,926,903 shares and 1,340,444 shares at December 31, 2005 and 2004, respectively	(36,637)	(38,778)

Total shareholders’ equity	173,080	160,393

Total liabilities and shareholders’ equity	$1,769,309	$1,666,957

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except share data)

Interest income
Interest and fees on loans:
Taxable	$68,584	$57,421	$51,461
Exempt from federal income taxes	3,271	2,939	2,702

Total interest and fees on loans	71,855	60,360	54,163

Interest and dividends on investment securities:
Taxable	9,839	10,805	14,300
Exempt from federal income taxes	3,579	3,578	3,392
Interest on time deposits with other banks	17	6	20
Interest on federal funds sold and term federal funds	212	40	90

Total interest income	85,502	74,789	71,965

Interest expense
Interest on demand deposits	6,043	2,362	2,286
Interest on savings deposits	581	646	950
Interest on time deposits	13,592	11,040	14,326
Interest on long-term borrowings	4,371	3,828	2,845
Interest on short-term debt	1,677	1,072	743

Total interest expense	26,264	18,948	21,150

Net interest income	59,238	55,841	50,815
Provision for loan losses	2,109	1,622	1,000

Net interest income after provision for loan losses	57,129	54,219	49,815

Noninterest income
Trust fee income	5,225	5,028	4,629
Service charges on deposit accounts	6,908	6,537	5,739
Investment advisory commission and fee income	1,957	1,907	1,908
Insurance commission and fee income	3,551	3,068	2,949
Life insurance income	1,301	1,469	2,057
Other service fee income	3,154	2,687	2,996
Net gains on sales of securities	150	1,066	2,076
Net (loss) gain of dispositions of fixed assets	(218)	226	(111)
Other	416	615	1,237

Total noninterest income	22,444	22,603	23,480

Noninterest expense
Salaries and benefits	26,795	25,360	24,524
Net occupancy	4,276	4,018	3,461
Equipment	2,994	2,854	2,763
Other	11,731	12,688	11,275

Total noninterest expense	45,796	44,920	42,023

Income before income taxes	33,777	31,902	31,272
Applicable income taxes	8,910	8,311	8,190

Net income	$24,867	$23,591	$23,082

Net income per share:*
Basic	$1.93	$1.84	$1.80
Diluted	$1.91	$1.80	$1.78

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-In	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total
	(in thousands, except share data)

Balance at December 31, 2002	8,549,502	$7,240	$49,587	$20,912	$96,316	$(39,836)	$134,219
Comprehensive Income:
Net Income for 2003					23,082		23,082
Other comprehensive income, net of income tax benefit of $(2,412):
Unrealized losses on investment securities available-for-sale		(3,421)					(3,421)
Unrealized losses on swaps		(322)					(322)

Total comprehensive income							19,339

Cash paid in lieu of fractional shares	(390)		(7)		(9)		(16)
Cash dividends declared ($0.533 per share)*					(6,832)		(6,832)
Stock issued under dividend reinvestment and employee stock purchase plans	51,543				(18)	1,819	1,801
Exercise of stock options	65,726				(882)	2,365	1,483
Acquisition of treasury stock	(119,963)					(4,242)	(4,242)

Balance at December 31, 2003	8,546,418	3,497	49,580	20,912	111,657	(39,894)	145,752
Comprehensive Income:
Net Income for 2004					23,591		23,591
Other comprehensive income, net of income tax benefit of $(700):
Unrealized losses on investment securities available-for-sale		(1,307)					(1,307)
Unrealized losses on swaps		(3)					(3)

Total comprehensive income							22,281

Cash dividends declared ($0.667 per share)*					(8,560)		(8,560)
Stock issued under dividend reinvestment and employee stock purchase plans	44,112				(24)	1,991	1,967
Exercise of stock options	45,416			720	(892)	1,865	1,693
Acquisition of treasury stock	(60,328)					(2,740)	(2,740)

Balance at December 31, 2004	8,575,618	$2,187	49,580	$21,632	$125,772	$(38,778)	$160,393
Comprehensive Income:
Net Income for 2005					24,867		24,867
Other comprehensive income, net of income tax benefit of $(1,742):
Unrealized losses on investment securities available-for-sale		(3,176)					(3,176)
Unrealized losses on swaps		(61)					(61)

Total comprehensive income							21,630

Cash paid in lieu of fractional shares					(6)		(6)
Three-for-two stock split	4,294,143		24,790		(24,790)		—
Cash dividends declared ($0.717 per share)*					(9,260)		(9,260)
Stock issued under dividend reinvestment and employee stock purchase plans	59,450				(27)	2,020	1,993
Exercise of stock options	174,898			419	(2,210)	4,805	3,014
Acquisition of treasury stock	(157,108)					(4,684)	(4,684)

Balance at December 31, 2005	12,947,001	$(1,050)	$74,370	$22,051	$114,346	$(36,637)	$173,080

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$24,867	$23,591	$23,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,109	1,622	1,000
Depreciation of premises and equipment	2,013	1,995	1,850
(Discount accretion) premium amortization on investment securities	(170)	174	563
Amortization and fair market adjustments on intangibles	470	579	424
Premium accretion on deposits and long-term debt	(879)	(1,170)	(654)
Increase in cash surrender values of insurance policies	(1,301)	(1,469)	(1,679)
Realized gains on investment securities	(150)	(1,066)	(2,076)
Realized losses (gains) on sales fixed assets	218	(226)	111
Other adjustments	(136)	454	250
Deconsolidation of capital trust	—	619	—
(Increase) decrease in interest receivable and other assets	(1,364)	8,186	(12,570)
Increase (decrease) in accrued expenses and other liabilities	9,081	(910)	(4,984)

Net cash provided by operating activities	34,758	32,379	5,317

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(200)	—	(51,621)
Proceeds from maturing securities held-to-maturity	75,207	75,027	46,532
Proceeds from maturing securities available-for-sale	56,761	91,166	142,466
Proceeds from sales and calls of securities available-for-sale	16,053	58,125	105,065
Purchases of investment securities held-to-maturity	(49,885)	(79,914)	(12,608)
Purchases of investment securities available-for-sale	(102,458)	(65,765)	(285,742)
Decrease in interest-earning deposits	148	590	15,612
Net decrease (increase) in federal funds sold	(11,492)	1,370	19,985
Proceeds from sales of mortgages	7,329	8,255	41,903
Net increase in loans	(84,322)	(121,532)	(117,054)
Capital expenditures	(4,038)	(2,089)	(6,073)

Net cash used in investing activities	(96,897)	(34,767)	(101,535)

Cash flows from financing activities:
Net increase in deposits	96,241	1,279	44,836
Net (decrease) increase in short-term borrowings	(13,630)	(7,688)	31,806
Issuance of long-term debt	—	7,500	5,000
Repayment of long-term debt	—	(3,000)	(4,000)
Issuance of subordinated debt	—	—	15,000
Repayment of subordinated debt	(1,500)	(1,500)	(750)
Issuance of trust preferred securities	—	—	20,000
Purchases of treasury stock	(4,684)	(2,740)	(4,242)
Stock issued under dividend reinvestment and employee stock purchase plans	1,993	1,967	1,801
Proceeds from exercise of stock options	3,014	1,693	1,483
Cash dividends paid	(8,945)	(8,128)	(6,714)

Net cash provided by (used in) financing activities	72,489	(10,617)	104,220

Net increase (decrease) in cash and due from banks	10,350	(13,005)	8,002
Cash and due from banks at beginning of year	35,876	48,881	40,879

Cash and due from banks at end of year	$46,226	$35,876	$48,881

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$24,032	$22,459	$20,896
Income taxes, net of refunds received	$8,231	$7,150	$8,576

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements
(All dollar amounts presented in tables are in thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies

Organization

Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance and Univest Reinsurance Corporation, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery and Bucks counties of Pennsylvania through 34 banking offices and provides banking and trust services to the residents and employees of 12 retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall.

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

Interest-earning Deposits with Other Banks

Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The net unrealized gain (loss) on available-for-sale securities included in accumulated other comprehensive income was a loss of $989 thousand at December 31, 2005

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

and a gain of $2.2 million December 31, 2004. Gains and losses on sales of securities are computed on a specific security basis.

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

When a loan, including a loan impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against other expense. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan Fees

Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires us to recognize all derivative financial instruments on our Statements of Condition at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, we use pricing models that incorporate assumptions about market conditions and risks that are current as of the reporting date.

The Corporation uses interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

specified portfolio of loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in market value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

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

Premises and Equipment

Land is stated at cost, and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets. The estimated useful life for new buildings constructed on land owned is forty years, and for new buildings constructed on leased land, is the lesser of forty years or the lease term. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Land improvements are considered to have estimated useful lives of fifteen years. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years.

Other Real Estate Owned

Other real estate owned represents properties acquired through customers’ loan defaults and is included in accrued interest and other assets. The real estate is stated at an amount equal to the loan

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair market value of the property, less estimated costs to sell.

Stock Options

The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. The Corporation originally choose not to adopt SFAS No. 123, “Accounting for Stock-Based-Compensation” (“SFAS 123”,) which was revised in December 2004 as discussed under “Recent Accounting Pronouncement” of this footnote. The Corporation has adopted SFAS No. 148, “Accounting for Stock-Based-Compensation — Transition and Disclosure” (“SFAS 148”).The following table provides a pro forma presentation of the effects that such an election would have on income and earnings per share. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for stock option awards been determined consistent with SFAS 123, net income and earnings per share would be reduced to the pro forma amounts indicated as follows:

	For the Years Ended December 31,
	2005	2004	2003

Net income, as reported	$24,867	$23,591	$23,082
Less pro forma expense related to stock options	306	578	574

Pro forma net income	$24,561	$23,013	$22,508

Basic earnings per share:
As reported	$1.93	$1.84	$1.80

Pro forma	$1.91	$1.79	$1.76

Diluted earnings per share:
As reported	$1.91	$1.80	$1.78

Pro forma	$1.89	$1.76	$1.73

Significant assumptions used to calculate the above and the resulting fair values are as follows:

	2005	2004*	2003

Expected option life in years	8.7	—	8.0
Risk free interest rate	4.35%	—	3.04%
Expected dividend yield	3.11%	—	2.11%
Expected volatility	.335	—	.142
Fair value of options	$7.69	—	$4.57

*	There were no options granted in 2004

The pro forma effects are presented in accordance with the requirements of SFAS 123; however, such effects are not representative of the effects to be reported in future years due to the fact that options vest over several years and additional awards generally are made each year. For purposes of providing the pro forma disclosures required under SFAS 123 and SFAS 148, the fair value of stock options granted were estimated at the date of grant using a Black-Sholes option pricing model. The model is sensitive to changes in subjective assumptions, which can affect the resulting fair value estimates. The Corporation

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

used assumptions for volatility, expected life of the options, assumed risk-free rates, and expected dividend rates. The model applies these assumptions along with the known characteristics of the options such as vesting period and exercise price to establish a fair value estimate. The estimated pro forma presentation of compensation expense and resulting pro forma net income and earnings per share is sensitive to the subjective assumptions mentioned which affect the fair value estimates of the options at the date of grant. Management cautions the reader that the Black-Sholes option pricing model does not necessarily provide an accurate estimate of the fair value of the stock options that the Corporation has granted. The options in question have vesting restrictions and are limited in their transferability, characteristics that are not factored into the Black-Sholes option pricing model methodology for establishing fair value estimates of options.

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,968,750 shares of common stock and the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period.

During 2005 and 2004, 61,803 and 58,083 shares, respectively, were issued under the Reinvestment Plan, with 1,320,858 shares available for future purchase as of December 31, 2005. During 2005 and 2004, 9,392 and 8,079 shares, respectively, were issued under the Purchase Plan, with 889,910 shares available for future purchase as of December 31, 2005.

Income Taxes

Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the initial measurement and subsequent recording of goodwill and intangible assets. The Corporation acquired intangible assets in connection with the acquisitions of Pennview Savings Bank, First County Bank and Suburban Community Bank, and acquisitions through Univest Investments, Inc. and Univest Insurance, Inc., that include goodwill, covenants not to compete and core deposit intangibles. In accordance with the adoption of SFAS 142, goodwill is no longer amortized. In accordance with the provisions of SFAS 142, the Corporation completes annual impairment tests. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Core

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives.

Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the rights are retained. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay.

The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation accrues the costs associated with providing these benefits during the active service periods of employees in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”).

Statement of Cash Flows

The Corporation has defined those items included in the caption “Cash and due from banks” as cash and cash equivalents.

Trust Assets

Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

Stock Split

On March 23, 2005, the Corporation’s board of directors declared a three-for-two stock split in the form of a dividend distributed on April 29, 2005 to all shareholders of record as of April 6, 2005. All share and per share amounts have been retroactively adjusted to give effect to the stock split.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Unrealized gains or losses on the Corporation’s available-for-sale securities and cash flow hedges are included in comprehensive income. The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
	2005	2004	2003

Net income	$24,867	$23,591	$23,082
Unrealized gain/(loss) on cash flow hedges	(61)	(3)	(322)
Unrealized gain/(loss) on available-for-sale investment securities	(3,078)	(614)	(2,072)
Less: reclassification adjustment for gains realized in net income	98	693	1,349

Total comprehensive income	$21,630	$22,281	$19,339

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123R”). SFAS 123R required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123R. Under the amended compliance dates, SFAS 123R becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 1 “Stock Options.” Actual stock-based compensation expense for stock options, net of tax, to be recorded in the fiscal year 2006 under the transition method will be approximately $420 thousand. Future grants, unvested forfeitures of prior grants and unrecognizable differed tax benefits may alter this projected number. Under SFAS 123R compensation expense amounting to the entire discount for shares issued under employee share purchase plans must be recognized if the discount is greater than 5%. Actual stock-based compensation expense for shares issued under the Corporation’s employee stock purchase plan, to be recorded in the fiscal year 2006 under the transition method will be approximately $29 thousand.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”.) SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005.

Note 2.	Restrictions on Cash and Due from Bank Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2005 was $7.3 million and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $729 thousand and $858 thousand for the years ended December 31, 2005 and 2004, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Investment Securities

The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2005 and 2004, by maturity within each type:

	December 31, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
U.S. Treasury, government corporations and agencies:
Within 1 year	$10,000	$—	$(262)	$9,738	$23,092	$16	$—	$23,108
1 to 5 years	—	—	—	—	9,999	—	(232)	9,767

	10,000	—	(262)	9,738	33,091	16	(232)	32,875

State and political subdivisions:
Over 10 years	1,154	15	—	1,169	1,154	56	—	1,210

	1,154	15	—	1,169	1,154	56	—	1,210

Mortgage-backed securities:
Within 1 year	31	—	—	31	—	—	—	—
1 to 5 years	230	5	—	235	455	19	—	474
5 to 10 years	1,226	27	—	1,253	1,713	85	—	1,798
Over 10 years	2,155	93	—	2,248	3,038	201	—	3,239

	3,642	125	—	3,767	5,206	305	—	5,511

Other:
Within 1 year	—	—	—	—	15	—	—	15
1 to 5 years	—	—	—	—	523	1	—	524
5 to 10 years	12	—	—	12	11	—	—	11

	12	—	—	12	549	1	—	550

Total	$14,808	$140	$(262)	$14,686	$40,000	$378	$(232)	$40,146

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies:
Within 1 year	$62,075	$—	$(694)	$61,381	$6,515	$—	$(45)	$6,470
1 to 5 years	86,936	—	(1,569)	85,367	115,881	159	(694)	115,346

	149,011	—	(2,263)	146,748	122,396	159	(739)	121,816

State and political subdivisions:
5 to 10 years	19,370	1,203	—	20,573	7,681	625	—	8,306
Over 10 years	62,361	1,004	(303)	63,062	66,186	2,778	(246)	68,718

	81,731	2,207	(303)	83,635	73,867	3,403	(246)	77,024

Mortgage-backed securities:
Within 1 year	75	—	—	75	—	—	—	—
1 to 5 years	6,740	18	(98)	6,660	2,382	72	—	2,454
5 to 10 years	368	10	—	378	7,863	87	—	7,950
Over 10 years	64,931	110	(1,063)	63,978	70,554	834	(358)	71,030

	72,114	138	(1,161)	71,091	80,799	993	(358)	81,434

Other:
Within 1 year	7,248	—	—	7,248	4,115	—	—	4,115
1 to 5 years	5,994	—	(19)	5,975	4,997	36	—	5,033
5 to 10 years	4,999	—	(78)	4,921	3,000	5	—	3,005
Over 10 years	8,875	64	(106)	8,833	10,964	124	(13)	11,075

	27,116	64	(203)	26,977	23,076	165	(13)	23,228

Total	$329,972	$2,409	$(3,930)	$328,451	$300,138	$4,720	$(1,356)	$303,502

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Securities with a market value of $241.2 million and $236.5 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required by law.

During the year ended December 31, 2005, available-for-sale securities with a fair value at the date of sale of $11.4 million were sold; $58.1 million were sold in 2004; and $105.1 million were sold in 2003. Gross realized gains on such sales totaled $151 thousand during 2005, $1.3 million in 2004 and $2.6 million in 2003. The gross realized losses totaled $1 thousand during 2005, $204 thousand in 2004, and $504 thousand in 2003. Tax expense related to net realized gains from the sales of investments securities for the years ended December 31, 2005, 2004 and 2003 were $53 thousand, $373 thousand, and $727 thousand, respectively. Accumulated other comprehensive loss related to debt securities of $989 thousand, net of taxes, is included in shareholders’ equity at December 31, 2005. Accumulated other comprehensive income related to debt securities of $2.2 million, net of taxes, has been included in shareholders’ equity at December 31, 2004. Unrealized losses in investment securities at December 31, 2005 and 2004 do not represent permanent impairments.

At December 31, 2005 and 2004, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury, government corporations and agencies	$62,487	$(846)	$93,999	$(1,679)	$156,486	$(2,525)
State and political subdivisions	9,090	(76)	7,495	(227)	16,585	(303)
Mortgage-backed securities	43,443	(416)	21,275	(745)	64,718	(1,161)
Other	11,897	(97)	—	—	11,897	(97)

Subtotal, Debt Securities	126,917	(1,435)	122,769	(2,651)	249,686	(4,086)
Common Stock	974	(106)	—	—	974	(106)

Total temporarily impaired securities	$127,891	$(1,541)	$122,769	$(2,651)	$250,660	$(4,192)

As of December 31, 2005, the amount of unrealized losses, for less than twelve months, in debt and equity securities classified as either available-for-sale or held-to-maturity was $1.5 million and had a fair value of $127.9 million. The amount of unrealized losses, for twelve months or longer, in debt and equity securities classified as either available-for-sale or held-to-maturity was $2.7 million and had a fair value of $122.8 million. The Corporation believes that the unrealized losses listed in the twelve months or longer category are not other-than temporary because the securities have, subsequent to December 31, 2005, traded at book cost. As of December 31, 2005, the Corporation has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation has the ability and intent to hold the securities until maturity to recover the entire value.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Loans

The following is a summary of the major loan categories:

	At December 31,
	2005	2004

Commercial, financial and agricultural	$384,207	$368,685
Real estate-commercial	349,384	337,080
Real estate-construction	110,032	101,963
Real estate-mortgage	303,994	300,397
Loans to individuals	102,095	66,169

Total gross loans	1,249,712	1,174,294
Less: Unearned income	(60)	(114)

Total loans	$1,249,652	$1,174,180

Net unamortized deferred loan origination fees for the years ended December 31, 2005 and 2004 were $1.5 million and $2.1 million, respectively.

Note 5.	Reserve for Loan Losses

A summary of the activity in the reserve for loan losses is as follows:

	For the Years Ended December 31,
	2005	2004	2003

Balance at beginning of year	$13,099	$12,788	$10,518
Provision charged to operating expenses	2,109	1,622	1,000
Additions to loan loss reserve as a result of acquisitions	—	—	2,083
Recoveries	1,414	433	526
Loans charged off	(3,259)	(1,744)	(1,339)

Balance at end of year	$13,363	$13,099	$12,788

Information with respect to loans that are considered to be impaired under SFAS 114 is as follows:

	December 31,
	2005		2004
	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans	$7,717		$9,094

Recorded investment in impaired loans at year-end subject to a specific reserve for loan losses and corresponding specific reserve	$3,263	$1,076	$6,205	$2,672
Recorded investment in impaired loans at year-end requiring no specific reserve for loan losses	—	—	3,885	—

Recorded investment in impaired loans at year-end	$3,263		$10,090

Recorded investment in nonaccrual and restructured loans	$3,263		$10,090

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Loans greater than 90 days past due and still accruing interest were $610 thousand and $927 thousand at December 31, 2005 and 2004 respectively. Any income accrued on one- to four-family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $7 thousand and $28 thousand at December 31, 2005 and 2004, respectively. Total other real estate owned at December 31, 2005 and 2004 was $344 thousand and $607 thousand, respectively.

The following is an analysis of interest on nonaccrual and restructured loans:

	December 31,
	2005	2004	2003

Nonaccrual and restructured loans	$3,263	$10,090	$8,586
Interest income that would have been recognized under original terms	521	582	403

No interest income was recognized on these loans for the years ended December 31, 2005, 2004 and 2003.

Note 6.	Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
	2005	2004

Land and land improvements	$5,060	$4,410
Premises and improvements	23,929	23,242
Furniture and equipment	21,879	21,269

Total cost	50,868	48,921
Less: accumulated depreciation	(29,233)	(29,103)

Net book value	$21,635	$19,818

Note 7.	Intangible Assets

In accordance with the provisions of SFAS 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was: $532 thousand for the year ended December 31, 2005; $616 thousand for the year ended December 31, 2004; and $607 thousand for the year ended December 31, 2003. The Corporation also has goodwill with a net carrying amount of $41.0 million, which is deemed to be an indefinite intangible asset and will not be amortized. On December 13, 2004, Univest Insurance, Inc. acquired Donald K. Martin & Company. In connection with that acquisition, $204 thousand was recorded to goodwill during 2005. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill in 2003, which was adjusted for unrecorded deferred taxes during 2004.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the components of intangible assets:

	At December 31, 2005			At December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	Carrying	and Fair	Carrying	Carrying	and Fair Value	Carrying
	Amount	Value Adjustments	Amount	Amount	Adjustments	Amount

Non-amortized intangible assets:
Goodwill	$43,843	$2,845	$40,998	$43,639	$2,845	$40,794
Amortized intangible assets:
Covenants not to compete	$220	$170	$50	$200	$123	$77
Branch acquisitions	2,951	2,642	309	2,957	2,473	484
Core Deposit Intangibles	2,201	799	1,402	2,201	527	1,674
Mortgage servicing rights, net	1,441	813	628	1,363	831	532

Total amortized intangible assets	$6,813	$4,424	$2,389	$6,721	$3,954	$2,767

The estimated aggregate amortization expense for each of the five succeeding fiscal years is:

Year	Amount

2006	$543
2007	492
2008	330
2009	317
2010	281

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003

Mortgage servicing rights beginning balance	$532	$569	$353
Mortgage servicing rights capitalized	78	87	428
Mortgage servicing rights amortized	(44)	(62)	(212)
Fair market value adjustments	62	(62)	—

Mortgage servicing rights ending balance	$628	$532	$569

Mortgage loans serviced for others	$66,654	$69,345	$72,792

The balance of capitalized mortgage servicing rights, net of valuation allowances and accumulated amortization, included in other assets at December 31, 2005 was $628 thousand and at December 31, 2004 was $532 thousand. The aggregate fair value of these rights was $628 thousand and $532 thousand at December 31, 2005 and 2004, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 7.5%. Amortization of mortgage servicing rights of approximately $44 thousand was recorded during 2005, $62 thousand during 2004, and $212 thousand during 2003. The valuation allowance was $27 thousand at December 31, 2005 and $89 thousand at December 31, 2004.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2005	2004	2003

Current:
Federal	$8,797	$7,932	$8,016
State	110	93	110
Deferred
Federal	3	286	64

	$8,910	$8,311	$8,190

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2005	2004	2003

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(6.8)	(6.9)	(6.7)
Increase in value of contracts	(1.3)	(1.6)	(1.9)
Other, including state income taxes	(0.5)	(0.4)	(0.2)

	26.4%	26.1%	26.2%

During the twelve months ended December 31, 2005 and 2004, the Corporation recorded tax benefits resulting from the exercise on employee stock options of $419 thousand and $720 thousand, respectively, to additional paid-in capital.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	At December 31,
	2005	2004

Deferred tax assets:
Loan loss	$4,677	$4,585
Deferred compensation	1,844	1,795
Postretirement benefits	421	415
Vacation accrual	357	294
Deferred fees and expense	278	255
Intangible assets	404	525
Mark-to-market adjustment*	565	—
Other	186	344

Total deferred tax assets	8,732	8,213

Deferred tax liabilities:
Market discount	375	293
Retirement plans	1,078	1,194
Depreciation	261	202
Prepaid expenses	282	382
Mark-to-market adjustment*	—	1,177
Other	137	105

Total deferred tax liabilities	2,133	3,353

Net deferred tax assets	$6,599	$4,860

*	Represents the amount the deferred taxes recorded to other comprehensive income (loss).

No valuation allowance was recognized for the deferred tax assets at December 31, 2005 and 2004, as management believes it is more likely than not that such deferred tax assets will be realized.

Note 9.	Retirement Plan and Supplemental Retirement Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay.

The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans.

The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation accrues the costs associated with providing these benefits during the active service periods of employees in accordance SFAS 106.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2005, 2004 and 2003 was $456 thousand, $452 thousand and $371 thousand, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$25,724	$23,717	$1,184	$1,077
Service cost	1,235	1,162	52	48
Interest cost	1,553	1,449	71	65
Actuarial loss	1,067	776	47	77
Benefits paid	(1,577)	(1,380)	(89)	(83)

Benefit obligation at end of year	$28,002	$25,724	$1,265	$1,184

Change in plan assets:
Fair value of plan assets at beginning of year	$18,768	$16,467	$—	$—
Actual return on plan assets	895	1,315	—	—
Benefits paid	(1,577)	(1,380)	(89)	(83)
Employer contribution and non-qualified benefit payments	1,500	2,366	89	83

Fair value of plan assets at end of year	19,586	18,768	—	—

Funded status	(8,416)	(6,956)	(1,265)	(1,184)
Unrecognized net actuarial gain	6,348	4,895	218	178
Unrecognized prior service costs	(128)	(201)	(170)	(190)

Net amount recognized	$(2,196)	$(2,262)	$(1,217)	$(1,196)

Prepaid benefit cost	$3,362	$3,055	$—	$—
Accrued benefit cost	(5,558)	(5,317)	(1,217)	(1,196)

Net amount recognized	$(2,196)	$(2,262)	$(1,217)	$(1,196)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
	2005	2004

Projected benefit obligation	$22,203	$19,559
Accumulated benefit obligation	19,250	17,600
Fair value of plan assets	19,586	18,768

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The retirement benefit cost includes the following components:

				Other Postretirement
	Retirement Plans			Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$1,235	$1,162	$1,780	$52	$48	$42
Interest cost	1,553	1,449	1,425	71	65	63
Expected return on plan assets	(1,483)	(1,411)	(1,240)	7	6	—
Amortization of prior service cost	129	145	75	(20)	(20)	(20)

Net periodic benefit cost	$1,434	$1,345	$2,040	$110	$99	$85

There was no minimum liability included in other comprehensive income.

The following benefit payments, which reflect an expected future service, as appropriate, are expected to be paid:

		Other
	Retirement	Postretirement
For the Fiscal Year Ending:	Plans	Benefits

2006	$1,550	$94
2007	1,603	99
2008	1,689	104
2009	1,708	109
2010	1,872	115
Years 2011-2015	11,426	610

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 were as follows:

			Other
			Postretirement
	Retirement Plans		Benefits
	2005	2004	2005	2004

Assumed discount rate for obligation	6.0%	6.2%	6.0%	6.2%
Assumed salary increase rate	5.1%	5.1%	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2005 and 2004 were as follows:

			Other
			Postretirement
	Retirement Plans		Benefits
	2005	2004	2005	2004

Assumed discount rate for obligation	6.2%	6.2%	6.2%	6.2%
Assumed long-term rate of investment return	8.0	8.5	—	—
Assumed salary increase rate	5.1	5.1	—	—

Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2005	2004	2003

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2007	2006	2005

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	41	(38)

The Corporation’s pension plan asset allocation at December 31, 2005 and 2004, by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,
Asset Category:	2005	2004

Equity securities	51%	53%
Debt securities	43	42
Other	6	5

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50% equity to 50% fixed income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

Note 10.	Long-Term Incentive Plan

The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 352,874 options to purchase common shares outstanding at December 31, 2005 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. After two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 1,263,651 common shares available for future grants and 236,349 options to purchase common shares were outstanding at December 31, 2005 under the 2003 plan.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Transactions involving the plans are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	Under Option	Per Share

Outstanding at December 31, 2002	739,101	$16.26
Granted	133,649	28.27
Forfeited	(25,000)	17.39
Exercised	(100,821)	14.00

Outstanding at December 31, 2003	746,929	18.67

Forfeited	(3,600)	28.27
Exercised	(68,114)	13.99

Outstanding at December 31, 2004	675,215	19.09

Granted	113,800	24.37
Forfeited	(15,001)	24.23
Exercised	(184,791)	14.04

Outstanding at December 31, 2005	589,223	$21.57

The following table summarizes the Corporation’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
		Price Per	Contractual		Price Per
Exercise Prices	Shares	Share	Life in Years	Shares	Share

$11.87-$13.52	86,402	$12.29	1.1	86,402	$12.29
$13.52-$18.85	126,998	18.85	1.9	126,998	18.85
$18.85-$21.62	139,474	21.62	2.7	98,097	21.62
$21.62-$24.70	110,800	24.27	10.0	—	—
$24.70-$28.27	125,549	28.26	7.2	50,646	28.26

	589,223	$21.57	4.6	362,143	$19.35

Note 11.	Time Deposits

The aggregate amount of certificates of deposit in denominations of $100 thousand or more was $128.6 million at December 31, 2005 and $99.8 million at December 31, 2004, with interest expense of $3.7 million for 2005 and $2.1 million for 2004. Other time deposits in denominations of $100 thousand or more were $12.0 million at December 31, 2005, and $12.8 million at December 31, 2004, with interest expense of $437 thousand for 2005 and $212 thousand for 2004.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2005, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

Due in 2006	$107,753
Due in 2007	19,645
Due in 2008	4,187
Due in 2009	3,293
Due in 2010	4,174
Thereafter	1,590

Total	$140,642

Note 12.	Borrowings

At December 31, 2005 and 2004, long-term borrowings consisted of the following:

	Balance		Interest Rate
	2005	2004	2005	2004	Maturity

Federal Home Loan Bank Advances*	$54,575	$54,575	5.30%	5.30%	September 2006 - January 2013
Subordinated Term Loan Note	3,750	4,250	5.50%	5.50%	April 2013
Subordinated Term Loan Note	7,500	8,500	5.79%	3.70%	May 2013
Trust Preferred Securities	20,619	20,619	7.60%	5.11%	October 2033

	$86,444	$87,944

*	Federal Home Loan Bank Advances are calculated at a weighted average rate and do not include the unamortized fair value adjustment of $2.0 million and $2.5 million, at December 31, 2005 and 2004, respectively, recorded on debt assumed through the 2003 acquisitions.

The contractual maturities of long-term borrowings as of December 31, 2005 are as follows:

Due in 2006	$1,575
Due in 2007	2,500
Due in 2008	1,500
Due in 2009	18,000
Due in 2010	28,500
Thereafter	34,369

$86,444

Advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $2.0 million at December 31, 2005. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $362.5 million. At December 31, 2005, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

$54.6 million of outstanding FHLB borrowings are $54.5 million of convertible advances whereby the FHLB has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month LIBOR. The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013. At December 31, 2005, the outstanding balance of these notes was $11.3 million.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities is 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2005, the $20.6 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated Univest Capital Trust I, which maintains the Trust Preferred Securities, in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand on the balance sheet. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

The Bank maintains federal fund credit lines with several correspondent banks totaling $70.0 million. At December 31, 2005, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2005, the Corporation had no outstanding borrowings from this line.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2005	2004	2003

Balance at December 31	$108,312	$104,442	$100,630
Weighted average interest rate at year end	2.1%	0.7%	0.6%
Maximum amount outstanding at any month’s end	$111,624	$117,664	$100,630
Average amount outstanding during the year	$98,620	$98,735	$80,810
Weighted average interest rate during the year	1.4%	0.7%	0.8%

Note 13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004	2003

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$24,867	$23,591	$23,082

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	12,867	12,841	12,811
Effect of dilutive securities:
Employee stock options	141	246	156

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	13,008	13,087	12,967

Basic earnings per share	$1.93	$1.84	$1.80

Diluted earnings per share	$1.91	$1.80	$1.78

Note 14.	Commitments and Contingencies

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

The maximum potential amount of future payments under the guarantee is $60.7 million.

The current carrying amount of the contingent obligation is $101 thousand.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. As of December 31, 2005, the Bank has identified the due from banks’ balance of $30.8 million as a significant concentration of credit risk because it contains a balance due from a single depository institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. At December 31, 2005 the reserve for off-balance sheet credits was $105 thousand.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract or
Notional Amount

Financial instruments representing credit risk:
Commitments to extend credit	$448,333
Letters of credit	60,731

As of December 31, 2005, the Corporation and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2006	$1,373
2007	1,167
2008	1,056
2009	738
2010	580
Thereafter	3,308

Total	$8,222

Rental expense charged to operations was $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 15.	Derivative Instruments and Hedging Activities

The Corporation uses interest-rate swap agreements that convert a portion of its floating rate commercial loan portfolio to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of interest rate changes on the Corporation’s net interest income.

At December 31, 2005, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The $20.0 million in notional amount of the interest-rate swap outstanding at December 31, 2005 expires on November 2, 2006. There was one swap outstanding during 2004 that matured on January 7, 2004.

The Corporation’s current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At December 31, 2005, the market value of interest-rate swaps in an unfavorable position was $94 thousand. Credit risk also exists when the counterparty to a derivative

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

contract with an unrealized gain fails to perform according to the terms of the agreement. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in equity until the underlying cash flows occur, at which time the deferred gains and losses are included in the initial measurement of the associated asset or liability or are recognized in income. All forecasted transactions are expected to occur by the third quarter of 2006.

Following is an analysis of the changes in the net gain (loss) on cash flow hedges recognized in equity:

	2005	2004	2003

Balance at beginning of year	$—	$3	$325
Net loss for the year	(61)	(3)	(322)

Balance at end of year	$(61)	$—	$3

Note 16.	Fair Values of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires all entities to disclose the estimated fair value of its financial instruments whether or not recognized in the balance sheet. For the Corporation, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Corporation’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities other than residential mortgage loans held-for-sale and those investment securities classified as available-for-sale. Significant estimations and present value calculations, which are affected by the assumptions used, including the discount rate and estimate of future cash flows, were used for purposes of this disclosure.

The Corporation utilizes a third-party vendor to determine the estimated fair values for those financial instruments that lack an available trading market, which include: loans, deposit liabilities, short-term borrowings, long-term debt, commitments to extend credit and letters of credit. Various methodologies are described in the accompanying notes.

SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table represents the estimates of fair value of financial instruments:

	December 31, 2005		December 31, 2004
	Carrying, Notional		Carrying, Notional
	or Contract		or Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$59,439	$59,439	$37,745	$37,745
Investment securities	343,259	343,137	343,502	343,648
Net loans	1,236,289	1,235,483	1,161,081	1,167,848
Liabilities:
Deposits	1,366,715	1,361,122	1,270,884	1,271,568
Short-term borrowings	108,312	108,387	121,942	121,942
Long-term debt	88,449	87,929	90,418	92,450
Off-Balance-Sheet:
Commitments to extend credit	448,333	(1,539)	444,162	(1,446)
Letters of credit	60,731	(911)	58,368	(876)
Forward contracts	—	—	318	4
Interest-rate swap, notional principal amount	20,000	(61)	—	—

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and short-term investments:  The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.

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

			For Capital		To Be Well-
			Adequacy		Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$171,484	12.48%	$109,922	8.00%	$137,403	10.00%
Univest National Bank	166,620	12.30	108,352	8.00	135,440	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	151,266	11.01	54,961	4.00	82,442	6.00
Univest National Bank	153,152	11.31	54,176	4.00	81,264	6.00
Tier 1 Capital (to Average Assets):
Consolidated	151,266	8.88	51,104	3.00	68,139	4.00
Univest National Bank	153,152	9.06	50,697	3.00	67,596	4.00
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Consolidated	$156,945	12.36%	$101,577	8.00%	$126,971	10.00%
Univest National Bank	153,280	12.24	100,188	8.00	125,235	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	135,123	10.64	50,788	4.00	76,182	6.00
Univest National Bank	139,762	11.16	50,094	4.00	75,141	6.00
Tier 1 Capital (to Average Assets):
Consolidated	135,123	8.44	48,052	3.00	64,070	4.00
Univest National Bank	139,762	8.82	47,520	3.00	63,360	4.00

Management believes, as of December 31, 2005, that the Corporation and the Bank met all capital adequacy requirements to which it is subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2005, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2006 without approval of the Office of Comptroller of the Currency of approximately $24.0 million plus an additional amount equal to the Bank’s net profits for 2006 up to the date of any such dividend declaration.

The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.

Note 18.	Related Party Transactions

At December 31, 2005, loans to directors and executive officers of the Corporation and companies in which directors have an interest (“Related Parties”) aggregated $36.5 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

The summary of activity for the past year is as follows:

Balance at		Amounts	Balance at
January 1, 2005	Additions	Collected	December 31, 2005

$24,600	$24,789	$(12,894)	$36,495

The Corporation paid $2.0 million and $1.9 million during 2005 and 2004, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is president of H. Mininger & Son, Inc.

Deposits received from Related Parties as of December 31, 2005 was $9.6 million.

At December 31, 2005, the Bank had commitment to extend credit to Related Parties of $9.4 million and standby and commercial letters of credit for Related Parties of $954 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Parent Company Financial Information

Condensed financial statements of Univest, parent company only, follow:

	At December 31,
Balance Sheets	2005	2004

Assets:
Deposits with bank subsidiary	$90	$44
Investments in securities	3,603	2,840
Investments in subsidiaries, at equity in net assets:
Bank	179,951	169,952
Non-banks	20,336	20,241
Other assets	11,023	10,145

Total assets	$215,003	$203,222

Liabilities:
Dividends payable	$2,463	$2,142
Subordinated capital notes	11,250	12,750
Junior subordinated debentures	20,619	20,619
Other liabilities	7,591	7,318

Total liabilities	41,923	42,829

Shareholders’ equity	173,080	160,393

Total liabilities and shareholders’ equity	$215,003	$203,222

	For the Years Ended December 31,
Statements of Income	2005	2004	2003

Dividends from bank	$11,183	$10,141	$4,804
Dividends from non-banks	1,200	1,190	1,190
Other income	12,357	12,451	12,886

Total operating income	24,740	23,782	18,880
Operating expenses	13,448	12,506	13,107

Income before income tax benefit and equity in undistributed income of subsidiaries	11,292	11,276	5,773
Applicable income tax benefit	(350)	(54)	(44)

Income before equity in undistributed income of subsidiaries	11,642	11,330	5,817
Equity in undistributed income of subsidiaries:
Bank	13,130	12,228	17,205
Non-banks	95	33	60

Net income	$24,867	$23,591	$23,082

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Cash Flows	2005	2004	2003

Cash flows from operating activities:
Net income	$24,867	$23,591	$23,082
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income/loss of subsidiaries	(13,225)	(12,261)	(17,265)
Deconsolidation of capital trust	—	619	—
Realized gains on investment securities	(64)	(65)	(166)
Increase in other assets	(1,230)	(3,638)	(1,238)
Depreciation of premises and equipment	371	368	381
Increase (decrease) in other liabilities	330	(378)	1,105

Net cash provided by operating activities	11,049	8,236	5,899

Cash flows from investing activities:
Investments in subsidiaries	—	—	(32,126)
Proceeds from sales of securities	1,909	2,903	1,893
Purchases of investment securities	(2,790)	(2,633)	(2,870)

Net cash (used in) provided by investing activities	(881)	270	(33,103)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	35,619
Repayment of long-term debt	(1,500)	(1,500)	(750)
Purchases of treasury stock	(4,684)	(2,740)	(4,242)
Stock issued under dividend reinvestment and employee stock purchase plans	1,993	1,967	1,801
Proceeds from exercise of stock options	3,014	1,698	1,610
Cash dividends paid	(8,945)	(8,128)	(6,714)

Net cash (used in) provided by financing activities	(10,122)	(8,703)	27,324

Net increase (decrease) in deposits with bank subsidiary	46	(197)	120
Deposits with bank subsidiary at beginning of year	44	241	121

Deposits with bank subsidiary at end of year	$90	$44	$241

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,807	$1,399	$317

Income tax	$8,231	$7,150	$8,576

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Quarterly Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2005 and 2004 were as follows:

2005 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$23,122	$22,165	$20,667	$19,548
Interest expense	7,932	6,964	6,007	5,361

Net interest income	15,190	15,201	14,660	14,187
Provision for loan losses	700	509	450	450

Net interest income after provision for loan losses	14,490	14,692	14,210	13,737
Net gains on sales of securities	—	63	87	—
Noninterest income	5,789	5,493	5,295	5,717
Noninterest expense	11,623	11,071	11,447	11,655

Income before income taxes	8,656	9,177	8,145	7,799
Applicable income taxes	2,262	2,475	2,145	2,028

Net income	$6,394	$6,702	$6,000	$5,771

Per share data:
Net income:
Basic	$0.500	$0.519	$0.466	$0.448

Diluted	$0.496	$0.514	$0.461	$0.442

Dividends per share	$0.190	$0.190	$0.170	$0.167

2004 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$19,177	$18,798	$18,298	$18,516
Interest expense	5,118	4,785	4,430	4,615

Net interest income	14,059	14,013	13,868	13,901
Provision for loan losses	316	474	158	674

Net interest income after provision for loan losses	13,743	13,539	13,710	13,227
Net gains on sales of securities	235	246	—	585
Noninterest income	5,467	5,330	5,558	5,182
Noninterest expense	10,376	11,134	11,757	11,653

Income before income taxes	9,069	7,981	7,511	7,341
Applicable income taxes	2,406	2,092	1,922	1,891

Net income	$6,663	$5,889	$5,589	$5,450

Per share data:
Net income:
Basic	$0.518	$0.460	$0.435	$0.425

Diluted	$0.510	$0.453	$0.426	$0.415

Dividends per share	$0.167	$0.167	$0.167	$0.167

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation Management believes that the financial information required to be disclosed in accordance with the Securities Exchange Act of 1934 is presented fairly, recorded summarized and reported within the required time periods.

Management’s Report on Internal Control over Financial Reporting

Internal controls over financial reporting are the responsibility of the Management of the Corporation. Based on their assessment, Management believes the internal control process is effective as of December 31, 2005, although no evaluation of controls can provide absolute assurance that control weaknesses or fraud activity does not exist at the Corporation.

Management is required to base its assessment of the effectiveness of internal control over financial reporting on a suitable, recognized control framework. Our assessment was based on the “Internal Control-Integrated Framework,” which was developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2005 and 2004 has been audited by KPMG LLP, independent registered public accounting firm. Ernst & Young LLP audited the Year 2003, and their consent for their opinion is part of the Annual Report Form 10-K. Both firms, for their respective audit years, presented the Corporation with unqualified opinions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Univest Corporation of Pennsylvania:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Univest Corporation of Pennsylvania and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005, and our report dated February  28, 2006 expressed an unqualified opinion on those consolidated financial statements. The accompanying consolidated financial statements of the Company for the year ended December 31, 2003, were audited by other auditors whose report thereon dated February 23, 2004, expressed an unqualified opinion on those statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by Items 401, 405 and 406 of Regulation S-K are incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 11, 2006 (“2006 Proxy”), under the headings: “Election of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1954,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Nominating Committee,” and “Code of Conduct.”

The Corporation has adopted a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The waiver reporting requirement process was established in 2003 and there have been no waivers. The codes of conduct are available on the Corporation’s website at www.univest.net and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 of Regulation S-K is incorporated herein by reference from the Registrant’s 2006 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Compensation and Additional Information,” “Retirement, Salary Continuation, and Deferred Salary Savings Plans,” and “Comparison of 5 Year Cumulative Total Return.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by Items 201(d) and 403 of Regulation S-K is Incorporated herein by reference from the Registrant’s 2006 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions

Information required by Item 404 of Regulation S-K is incorporated herein by reference from the Registrant’s 2006 Proxy under the heading, “Transactions with Management and Others.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2006 Proxy under the headings: “Audit Committee” and “Independent Auditor Firm Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2. Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

3. Listing of Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

(b) Exhibits — The response of this portion of item 15 is submitted as a separate section.

(c) Financial Statement Schedules  —  none.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1. & 2.]

Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Items 15(a) 3. & 15(b)]

Description

(3.1)	Articles of Incorporation as Amended through April 12, 1994 are incorporated by reference to Exhibit 4(b) of Form S-8, File No. 333-24987, filed with the Securities and Exchange Commission (the SEC) on November 4, 1997.
(3.2)	Amended By-Laws dated November 23, 2005 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on November 29, 2005.
(10.1)	Univest 2003 Long-term Incentive Plan is incorporated by reference to Exhibit 4 of Form S-8, File No. 333-123189, filed with the SEC on March 8, 2005.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC on March 7, 2005.
(10.3)	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC on March 7, 2005.
(10.4)	Univest 1993 Long-term Incentive Plan is incorporated by reference to Form S-8, File No. 333-24987, filed with the SEC on April 11, 1997
(11)	Statement Re Computation of Per Share Earnings — is incorporated by reference from Footnote 13 in Item (8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of the Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	Ernst & Young LLP — Consent of independent registered public accounting firm
(23.2)	KPMG LLP — Consent of independent registered public accounting firm
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Wallace H. Bieler, Senior Executive Vice President, Chief Operation Officer, Chief Financial Officer and Corporate Secretary of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Wallace H. Bieler, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ Wallace H. Bieler
Wallace H. Bieler
Senior Executive Vice President,
Chief Operation Officer and Chief Financial Officer
February 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	February 22, 2006

/s/ Marvin A. Anders Marvin A. Anders	Retired Chairman, Director	February 22, 2006

Charles H. Hoeflich	Chairman Emeritus	February 22, 2006

/s/ James L. Bergey James L. Bergey	Director	February 22, 2006

/s/ R. Lee Delp R. Lee Delp	Director	February 22, 2006

/s/ Norman L. Keller Norman L. Keller	Director	February 22, 2006

/s/ Thomas K. Leidy Thomas K. Leidy	Director	February 22, 2006

/s/ H. Ray Mininger H. Ray Mininger	Director	February 22, 2006

/s/ Merrill S. Moyer Merrill S. Moyer	Director	February 22, 2006

/s/ Paul G. Shelly Paul G. Shelly	Director	February 22, 2006

/s/ John U. Young John U. Young	Director	February 22, 2006

/s/ K. Leon Moyer K. Leon Moyer	Senior Executive Vice President	February 22, 2006