Form 10-Q
period 2006-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2006-05-09
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (215) 721-2400

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value (Title of Class)	12,935,040 (Number of shares outstanding at 3/31/06)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

		Page Number
Part I.	Financial Information:

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at
	March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

	Item 4. Controls and Procedures	24

Part II.	Other Information:

	Item 1. Legal Proceedings	25

	Item 1A. Risk Factors	25

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3. Defaults Upon Senior Securities	26

	Item 4. Submission of Matters to a Vote of Securities Holders	26

	Item 5. Other Information	26

	Item 6. Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) March 31, 2006	(SEE NOTE) December 31, 2005
ASSETS	($ in thousands)
Cash and due from banks	$43,547	$46,226
Interest-bearing deposits with other banks	621	563
Federal funds sold	7,122	12,650
Investment securities held-to-maturity (market value $14,376 and $14,686 at March 31, 2006 and December 31, 2005, respectively)	14,501	14,808
Investment securities available-for-sale	315,495	328,451
Loans	1,287,441	1,249,652
Less: Reserve for loan losses	(13,856)	(13,363)
Net loans	1,273,585	1,236,289
Premises and equipment, net	22,087	21,635
Goodwill, net of accumulated amortization of $2,845 at March 31, 2006 and December 31, 2005	41,150	40,998
Other intangibles, net of accumulated amortization of $4,561 and $4,424 at March 31, 2006 and December 31, 2005, respectively	2,258	2,389
Cash surrender value of insurance policies	35,597	35,211
Accrued interest and other assets	31,721	30,089
Total assets	$1,787,684	$1,769,309

LIABILITIES
Demand deposits, noninterest-bearing	$234,835	$246,736
Demand deposits, interest-bearing	441,892	445,395
Savings deposits	202,472	192,154
Time deposits	525,844	482,430
Total deposits	1,405,043	1,366,715
Securities sold under agreements to repurchase	90,849	108,312
Accrued expenses and other liabilities	28,200	32,753
Long-term debt	56,463	56,580
Subordinated notes	10,875	11,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,612,049	1,596,229
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at March 31, 2006 and December 31, 2005; 14,873,904 shares and 14,873,904 shares issued and 12,935,040 and 12,947,001 shares outstanding at March 31, 2006 and December 31, 2005, respectively	74,370	74,370
Additional paid-in capital	22,059	22,051
Retained earnings	118,061	114,346
Accumulated other comprehensive loss, net of tax benefit	(1,930)	(1,050)
Treasury stock, at cost; 1,938,864 and 1,926,903 shares at March 31, 2006 and December 31, 2005, respectively	(36,925)	(36,637)
Total shareholders’ equity	175,635	173,080
Total liabilities and shareholders’ equity	$1,787,684	$1,769,309

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Interest income	($ in thousands, except per share data)
Interest and fees on loans:
Taxable	$19,160	$15,526
Exempt from federal income taxes	916	788
Total interest and fees on loans	20,076	16,314
Interest and dividends on investment securities:
Taxable	2,446	2,310
Exempt from federal income taxes	967	884
Other interest income	63	40
Total interest income	23,552	19,548
Interest expense
Interest on deposits	6,697	4,114
Interest on long-term debt and capital securities	1,156	1,012
Interest on short-term debt	707	235
Total interest expense	8,560	5,361
Net interest income	14,992	14,187
Provision for loan losses	511	450
Net interest income after provision for loan losses	14,481	13,737
Noninterest income
Trust fee income	1,551	1,338
Service charges on deposit accounts	1,672	1,626
Investment advisory commission and fee income	549	475
Insurance commission and fee income	1,377	1,056
Life insurance income	386	270
Other service fee income	754	893
Net gain on sales of securities	—	—
Other	156	59
Total noninterest income	6,445	5,717
Noninterest expense
Salaries and benefits	7,305	6,721
Net occupancy	1,068	1,144
Equipment	772	700
Other	3,344	3,090
Total noninterest expense	12,489	11,655
Income before income taxes	8,437	7,799
Applicable income taxes	2,223	2,028
Net income	$6,214	$5,771
Net income per share:
Basic	$0.48	$0.45
Diluted	0.48	0.44
Dividends declared	0.19	0.17

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:	($ in thousands)
Net income	$6,214	$5,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	511	450
Depreciation of premises and equipment	536	457
Increase in cash surrender value of insurance policies	(386)	(270)
Other adjustments to reconcile net income to cash provided by operating activities	(8)	88
(Increase) decrease in interest receivable and other assets	(3,082)	198
(Decrease) increase in accrued expenses and other liabilities	(2,686)	258
Net cash provided by operating activities	1,099	6,952
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(152)	(200)
Net capital expenditures	(991)	(899)
Proceeds from maturing securities held-to-maturity	308	57,640
Proceeds from maturing securities available-for-sale	11,975	11,311
Proceeds from sales of securities available-for-sale	7,470	1,492
Purchases of investment securities held-to-maturity	—	(44,914)
Purchases of investment securities available-for-sale	(7,827)	(12,359)
Proceeds from sales of mortgages	449	1,416
Net (increase) decrease in loans	(38,252)	5,425
Net increase in interest-bearing deposits	(58)	(271)
Net decrease (increase) in federal funds sold	5,528	(17,549)
Net cash (used in) provided by investing activities	(21,550)	1,092
Cash flows from financing activities:
Net increase in deposits	38,391	27,818
Net decrease in short-term borrowings	(17,463)	(33,906)
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(1,029)	(1,031)
Stock issued under dividend reinvestment and employee stock purchase plans	552	496
Proceeds from exercise of stock options	158	456
Cash dividends paid	(2,462)	(2,142)
Net cash provided by (used in) financing activities	17,772	(8,684)
Net decrease in cash and due from banks	(2,679)	(640)
Cash and due from banks at beginning of year	46,226	35,876
Cash and due from banks at end of period	$43,547	$35,236

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,275	$5,057
Income taxes, net of refunds received	23	—

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic and diluted earnings per share – Net income	$6,214	$5,771
Denominator:
Denominator for basic earnings per share – weighted–average shares outstanding	12,945	12,876
Effect of dilutive securities: Employee stock options	74	177
Denominator for diluted earnings per share - adjusted weighted–average shares outstanding	13,019	13,053
Basic earnings per share	$0.48	$0.45
Diluted earnings per share	$0.48	$0.44

Effective January 1, 2006 the Corporation adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of share based awards is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption.

As permitted under SFAS No. 123 (before revision), “Accounting for Stock-Based-Compensation” (“SFAS 123”), the Corporation applied the intrinsic value method of accounting for stock options and other awards granted to employees. Under that method, the Corporation did not recognize any compensation cost during 2005. Under the modified prospective method of transition under SFAS 123R, the Corporation is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results as of March 31, 2006 are not directly comparable to the same period in the prior year.

The following pro forma information is presented for comparative purposes and illustrates the effect on net income, basic earnings per share and fully-diluted earnings per share, assuming the estimated fair value based method of the options granted prior to January 1, 2006 were amortized to expense over the option-vesting period:

($ in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Net Income as reported	$6,214	$5,771
Add: Stock-based compensation expense included in reported net income, net of tax	118
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax	118	88
Pro forma net income	$6,214	$5,683

Basic earnings per share:
As reported	$0.48	$0.45
Pro forma	$0.48	$0.44
Diluted earnings per share:
As reported	$0.48	$0.44
Pro forma	$0.48	$0.43

Note 3. Share-Based Compensation

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance, of which 886,989 shares were available for issuance at March 31, 2006. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period. Under SFAS 123R compensation expense amounting to the entire discount for shares issued under employee share purchase plans must be recognized if the discount is greater than 5%.

The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 345,312 options to purchase common shares outstanding at March 31, 2006 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. After two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 1,266,051 common shares available for future grants and 233,949 options to purchase common shares were outstanding at March 31, 2006 under the 2003 plan.

Activity under the 1993 and 2003 Long-term Incentive Plans was as follows:

($ in thousand except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2006
Outstanding at December 31, 2005	589,223	$21.57
Granted	—	—
Expired	—	—
Forfeited	(2,400)	25.77
Exercised	(7,562)	19.90
Outstanding at March 31, 2006	579,261	21.57	4.4	$2,601
Exercisable at March 31, 2006	354,581	19.34	2.5	2,312

During the first three months of 2006 and 2005, proceeds from the exercise of stock options were $150 thousand and $452 thousand, respectively, the tax benefit recognized and recorded to additional paid in capital was $8 thousand and $4 thousand, respectively, and the intrinsic value of the options exercised was $39 thousand and $339 thousand, respectively.

The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation uses a straight-line accrual method to recognize stock-based compensation expense over the time-period it expects the options to vest.

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption. There were no options granted in 2004 and no options granted during the first three months of 2006. Options granted during Fiscal Years 2002, 2003 and 2005 which remained unvested on the date of adoption will be expensed in 2006 and in future periods under the following assumptions:

	For the Three Months Ended March 31,		For Fiscal Years
	2006	2005	2005	2004	2003	2002
Expected option life in years	—	8.6	8.7	—	8.0	5.0
Risk free interest rate	—	4.00%	4.35%	—	3.04%	2.75%
Expected dividend yield	—	2.38%	3.11%	—	2.11%	2.26%
Expected volatility	—	.351	.335	—	.142	.219
Fair value of options	—	$10.13	$7.69	—	$4.57	$3.93

The following table provides information about the change in nonvested options over the first three months of 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2005	227,080	$6.02
Granted	—	—
Vested	—	—
Forfeited	2,400	6.48
Nonvested options at March 31, 2006	224,680	6.02

During the first quarter of 2006, the Corporation recognized stock-based compensation expense of $122 thousand on stock options and $8 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $12 thousand. No options vested during the first quarter of 2006. The recognized stock-based compensation expense of $122 thousand at March 31, 2006 has been accrued on stock options that the Corporation anticipates to vest over a weighted average period of 7.7 months. At March 31, 2006, there was $1.2 million of unrecognized expense related to stock options which is expected to be recognized over a weighted-average period of 3.4 years.

Note 4. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	For the Three Months Ended March 31,
	2006	2005
Net Income	$6,214	$5,771
Unrealized loss on cash flow hedges	(11)	—
Unrealized loss on available-for-sale investment securities	(869)	(2,344)
Less: reclassification adjustment for gains realized in net income	—	—
Total comprehensive income	$5,334	$3,427

Note 5. FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. The maximum potential amount of future payments under the guarantee is $58.7 million. The current carrying amount of the contingent obligation as of March 31, 2006 is $96 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended March 31,
	2006	2005	2006	2005
	Retirement Plans		Other Postretirement
Service cost	$340	$316	$14	$13
Interest cost	414	401	19	18
Expected return on plan assets	(377)	(388)	3	2
Amortization of prior service cost	47	31	(5)	(5)
Net periodic benefit cost	$424	$360	$31	$28

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make payments of $1.5 million for its qualified and non-qualified retirement plans and $94 thousand for its other postretirement benefit plans in 2006. As of March 31, 2006, $382 thousand and $22 thousand have been paid from its retirement plans and other postretirement plans, respectively. During the three months ended March 31, 2006, the Corporation contributed $127 thousand and $22 thousand to its non-qualified retirement plans and other postretirement plans, respectively. The Corporation presently anticipates making essentially equal payments for the remaining quarters in 2006 to fund the non-qualified retirement plan and other postretirement plans.

Note 7. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At March 31, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At March 31, 2006, the market value of the interest-rate swaps in an unfavorable position was $111 thousand and there were no interest-rate swaps with a market value in a favorable position.

Note 8. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has not yet determined whether SFAS 155 will have a material impact on their consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method—measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement.

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

Executive Overview

The Corporation recorded net income for the three months ended March 31, 2006 of $6.2 million, a 7.7% increase over the March 31, 2005 period. Basic net income per share increased 6.7% while diluted net income per share increased 9.1%.

Average earning assets increased $102.9 million and average interest-bearing liabilities increased $79.2 million when comparing the three-month periods ended March 31, 2006 and 2005. Increased rates on commercial business loans and commercial and construction real estate loans, partially offset by increased rates on money market savings and certificates of deposits, contributed to an $805 thousand increase in net interest income. The tax-equivalent net interest margin remained the same at 4.0% for both three-month periods ended March 31, 2006 and 2005.

Non-interest income grew 12.7%, when comparing the three-month periods ended March 31, 2006 to 2005, primarily due to increases in insurance contingency fees and trust commissions and fees.

Non-interest expense grew 7.2% primarily due to salary and employee benefit expense.

The Corporation earns its revenues primarily from the margins and fees it generates from the loan and depository services it provides as well as from trust, insurance and investment commissions and fees. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value while the margin impact will vary from bank to bank based upon the structure of its balance sheet. The Corporation maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be adverse to its net interest margin.

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

Results of Operations – Three Months Ended March 31, 2006 Versus 2005

The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2006 and 2005 were as follows:

($ in thousands, except per share data)	For the Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Net income	$6,214	$5,771	$443	7.7%
Net income per share:
Basic	$0.48	$0.45	$0.03	6.7%
Diluted	0.48	0.44	0.04	9.1

Return on average shareholders' equity was 14.24% and return on average assets was 1.41% for the three months ended March 31, 2006 compared to 14.21% and 1.40%, respectively, for the same period in 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended March 31, 2006 and 2005. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $805 thousand for the three months ended March 31, 2006 compared to 2005 primarily due to increased rates on commercial loans and commercial real estate and construction loans, partially offset by increased rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, remained the same at 4.0% for both three-month periods ended March 31, 2006 and 2005. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5% for the three months ended March 31, 2006 compared to 3.7% for the same period in 2005. The effect of net interest free funding sources increased to 0.5% for the three months ended March 31, 2006 compared to 0.3% for the same period in 2005; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Avg. Rate	Average Balance	Income/ Expense	Avg. Rate
Assets:
Interest-earning deposits with other banks	$610	$6	3.9%	$766	$4	2.1%
U.S. Government obligations	152,557	1,297	3.4	144,572	1,139	3.2
Obligations of states & political subdivisions	84,612	1,486	7.0	78,355	1,359	6.9
Other securities	97,494	1,124	4.6	106,073	1,146	4.3
Federal Reserve bank stock	1,687	25	5.9	1,687	25	5.9
Federal funds sold	5,439	57	4.2	5,412	36	2.7
Total interest-earning deposits, investments and federal funds sold	342,399	3,995	4.7	336,865	3,709	4.4
Commercial, financial and agricultural loans	365,533	6,413	7.0	332,482	4,675	5.6
Real estate─commercial and construction loans	401,242	7,102	7.1	385,692	6,219	6.4
Real estate─residential loans	303,119	4,007	5.3	296,139	3,667	5.0
Loans to individuals	105,786	1,638	6.2	67,996	965	5.7
Municipal loans	86,748	1,275	5.9	82,705	1,126	5.4
Gross loans	1,262,428	20,435	6.5	1,165,014	16,652	5.7
Total interest-earning assets	1,604,827	24,430	6.1	1,501,879	20,361	5.4
Cash and due from banks	39,173			37,763
Reserve for loan losses	(13,572)			(13,146)
Premises and equipment, net	21,571			20,024
Other assets	104,650			102,326
Total assets	$1,756,649			$1,648,846
Liabilities:
Interest-bearing checking deposits	$140,787	$37	0.1%	$153,885	$43	0.1%
Money market savings	284,009	2,110	3.0	256,520	1,021	1.6
Regular savings	196,136	202	0.4	212,758	147	0.3
Certificates of deposit	485,671	4,181	3.4	418,313	2,839	2.7
Time open & club accounts	19,272	167	3.5	14,586	64	1.8
Total time and interest-bearing deposits	1,125,875	6,697	2.4	1,056,062	4,114	1.6
Federal funds purchased	559	6	4.3	7,829	53	2.7
Securities sold under agreements to repurchase	98,624	506	2.1	97,190	182	0.7
Short-term borrowings	17,176	195	4.5	─	─	─
Long-term debt	56,525	606	4.3	56,994	580	4.1
Subordinated notes and capital securities	31,502	550	7.0	33,002	432	5.2
Total borrowings	204,386	1,863	3.6	195,015	1,247	2.6
Total interest-bearing liabilities	1,330,261	8,560	2.6	1,251,077	5,361	1.7
Demand deposits, non-interest bearing	228,003			213,691
Accrued expenses & other liabilities	23,841			21,670
Total liabilities	1,582,105			1,486,438
Shareholders’ Equity:
Common stock	74,370			50,406
Additional paid-in capital	22,053			21,635
Retained earnings and other equity	78,121			90,367
Total shareholders’ equity	174,544			162,408
Total liabilities and shareholders’ equity	$1,756,649			$1,648,846

Net interest income		$15,870			$15,000

Net interest spread			3.5			3.7
Effect of net interest-free funding sources			0.5			0.3
Net interest margin			4.0%			4.0%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.6%			120.0%

Notes:   Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.

Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Three Months Ended March 31, 2006 Versus 2005
	Volume Change	Rate Change	Total
Interest income:
Interest-bearing deposits with other banks	$(1)	$3	$2
U.S. Government obligations	86	72	158
Obligations of states & political subdivisions	107	20	127
Other securities	(102)	80	(22)
Federal Reserve bank stock	—	—	—
Federal funds sold	1	20	21
Interest on deposits, investments and federal funds sold	91	195	286
Commercial , financial and agricultural loans	574	1,164	1,738
Real estate––commercial and construction loans	208	675	883
Real estate––residential loans	118	222	340
Loans to individuals	588	85	673
Municipal loans	46	103	149
Interest and fees on loans	1,534	2,249	3,783
Total interest income	1,625	2,444	4,069
Interest expense:
Interest checking deposits	(6)	—	(6)
Money market savings	191	898	1,089
Regular savings	2	53	55
Certificates of deposit	610	732	1,342
Time open & club accounts	41	62	103
Interest on deposits	838	1,745	2,583
Federal funds purchased	(78)	31	(47)
Securities sold under agreement to repurchase	(16)	340	324
Other short-term borrowings	195	—	195
Long-term debt	(2)	28	26
Subordinated notes and capital securities	(31)	149	118
Interest on borrowings	68	548	616
Total interest expense	906	2,293	3,199
Net interest income	$719	$151	$870

Notes:    Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 139 basis points, primarily due to a 199 basis point increase in the average prime rate, for the three months ended March 31, 2006 compared to the same period in 2005; which, along with average volume increases of $33.1 million, contributed to a $1.7 million increase in interest income. The average yield on commercial and construction real estate loans increased by 63 basis points; this along with average volume increases of $15.6 million contributed to an $883 thousand increase in interest income. The average volume of loans to individuals increased $37.8 million, primarily contributing to an increase in interest income of $673 thousand.

Interest on investments, interest-bearing deposits and federal funds sold increased primarily due to a rate and volume increased on U.S. Government agency obligations and average volume increases in obligations of state and political subdivisions.

Interest Expense

The Corporation’s average rate on deposits increased 82 basis points for the three months ended March 31, 2006 compared to the same period in 2005. The average rate paid on money market savings increased 138 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $1.1 million increase in interest expense. Interest on certificates of deposit increased $1.3 million, due to a 73 basis-point increase in average rate and average volume increases of $67.4 million. Since August 2004, the Bank obtained deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, the Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT deposits increased $37.8 million comparing the three months ended March 31, 2006 over the same period in 2005.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased 200.9% during the three months ended March 31, 2006 compared to 2005 primarily due to a 130 basis point increase in the average rate paid on sweep accounts.

Interest on long-term debt increased primarily due to a 174 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to Three Month London Interbank Offer Rate (“LIBOR”) increases which affect the variable rate paid on the trust preferred securities.

Provision For Loan Losses

The reserve for loan losses is determined through a periodic evaluation that takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan volumes and current economic conditions indicated the need for an increase to the reserve in 2006. The provision for the three months ended March 31, 2006 and 2005 was $511 thousand and $450 thousand, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income increased during the three months ended March 31, 2006 compared to 2005 primarily due to higher insurance contingency fees.

The following table presents noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Trust fee income	$1,551	$1,338	$213	15.9%
Service charges on deposit accounts	1,672	1,626	46	2.8
Investment advisory commission and fee income	549	475	74	15.6
Insurance commission and fee income	1,377	1,056	321	30.4
Life insurance income	386	270	116	43.0
Other service fee income	754	893	(139)	(15.6)
Other	156	59	97	164.4
Total noninterest income	$6,445	$5,717	$728	12.7%

Trust fee income increased in 2006 over 2005 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew in 2006 compared to 2005 primarily due to nonsufficient-funds fees, as the average balance of overdrafts increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $321 thousand due to higher contingency fees premiums.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. There was more of an increase recognized on these policies in 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the first quarter of 2006 over 2005 primarily due to decreases in mortgage servicing fees.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. The Corporation recognized a $139 thousand in gains on sales of other real estate owned during the first quarter of 2006, as discussed below.

Gains on Sale of Assets

Sales of $444 thousand in mortgage loans during the first quarter of 2006 resulted in gains of $11 thousand compared to sales of $1.4 million for gains of $18 thousand for the first quarter of 2005.

During the three months ended March 31, 2006 and 2005, approximately $1.6 million and $1.5 million, respectively, in securities available-for-sale were sold, resulting in no gain or loss recognized in either period.

During the three months ended March 31, 2006 the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during the three months ended March 31, 2005.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Salaries and benefits	$7,305	$6,721	$584	8.7%
Net occupancy	1,068	1,144	(76)	(6.6)
Equipment	772	700	72	10.3
Other	3,344	3,090	254	8.2
Total noninterest expense	$12,489	$11,655	$834	7.2%

Salary and benefits increased due to the normal annual increases, the recognition of stock-based compensation expense of $130 thousand, and increased taxes paid-out during the first quarter of 2006. Net occupancy expense decreased primarily due to a rent termination penalty of $89 thousand paid in the first quarter of 2005. Equipment expense increased due to depreciation on assets purchased for new branches opened in 2005. Other expenses increased primarily due to bank shares tax overpayments and credits utilized in 2005 which were no longer available in 2006, and increases in advertising and marketing expenses. These increases were partially offset by decreases in legal fees associated with loan work-outs.

Tax Provision

The provision for income taxes was $2.2 million for the three months ended March 31, 2006 compared to $2.0 million in 2005, at effective rates of 26.3% and 26.0%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in pre-tax income and non-deductible stock option compensation expense, partially offset by an increase in tax-exempt income.

Financial Condition

Assets

Total assets increased $18.4 million since December 31, 2005. The increase was primarily due to net growth in loans.

The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2006	2005	Amount	Percent
Cash, deposits and federal funds sold	$51,290	$59,439	$(8,149)	(13.7)%
Investment securities	329,996	343,259	(13,263)	(3.9)
Total loans	1,287,441	1,249,652	37,789	3.0
Reserve for loan losses	(13,856)	(13,363)	(493)	3.7
Premises and equipment	22,087	21,635	452	2.1
Goodwill and other intangibles	43,408	43,387	21	─
Cash surrender value of insurance policies	35,597	35,211	386	1.1
Other assets	31,721	30,089	1,632	5.4
Total assets	$1,787,684	$1,769,309	$18,375	1.0%

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

Total investments decreased primarily due to maturities, calls and sales of $19.8 million partially offset by purchases of $7.8 million.

Loans

Total loans increased in the first three months of 2006 due to increases in commercial real estate loans of $16.5 million, real estate construction loans of $11.0 million, non-real estate related loans to individuals of $5.2 million, commercial business loans of $2.9 million and one-to-four family residential real estate loans of $2.3 million.

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

Cash basis, restructured and nonaccrual loans totaled $5.3 million at March 31, 2006, $3.3 million at December 31, 2005 and $10.7 million at March 31, 2005 and consists mainly of commercial loans and real estate related commercial loans. For the three months ended March 31, 2006 and 2005, nonaccrual loans resulted in lost interest income of $118 thousand and $226 thousand, respectively. Loans 90 days or more past due totaled $663 thousand at March 31, 2006, $610 thousand at December 31, 2005 and $832 thousand at March 31, 2005. Other real estate owned totaled $344 thousand at December 31, 2005 and $607 thousand at March 31, 2005. There was no other real estate owned at March 31, 2006. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 0.47% at March 31, 2006, 0.34% at December 31, 2005 and 1.04% at March 31, 2005.

At March 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $5.3 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.3 million. At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.3 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.1 million. At March 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.7 million. The related reserve for loan losses for those loans was $3.1 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. In the first quarter of 2006, one commercial real estate credit totaling $1.3 million, this credit is secured by a mortgage, and two commercial business loans totaling $878 thousand were added to impaired loans. Payments of $108 thousand were received on impaired loans during the three months ended March 31, 2006.

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

The reserve for loan losses increased $493 thousand from December 31, 2005 to March 31, 2006 due to the need to increase the reserve for loan growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio. The ratio of the reserve for loan losses to total loans was 1.08% at March 31, 2006 and 1.07% at December 31, 2005.

Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”). In accordance with the provisions of SFAS 142, the Corporation completes annual impairment tests during the fourth quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The Corporation also has goodwill of $41.2 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually. In connection with the acquisitions of First County Bank and Suburban Community Bank, the Corporation recorded $34.9 million of goodwill.

Liabilities

Total liabilities increased since December 31, 2005 primarily due to an increase in deposits, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
	2006	2005	Amount	Percent
Deposits	$1,405,043	$1,366,715	$38,328	2.8%
Borrowings	178,806	196,761	(17,955)	(9.1)
Other liabilities	28,200	32,753	(4,553)	(13.9)
Total liabilities	$1,612,049	$1,596,229	$15,820	1.0%

Deposits

Total deposits grew at the Bank primarily due to increases in PLGIT deposits of $43.0 million. Growth in regular and money market savings accounts of $20.6 million were offset by decreases in interest-bearing checking accounts of $13.4 million and decreases in non-interest-bearing demand accounts of $11.9 million.

Borrowings

Long-term debt at March 31, 2006, includes $10.9 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $54.6 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $2.0 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased due to fluctuations in the sweep accounts of a negative $17.5 million.

Other Liabilities

Other liabilities decreased primarily due to payments made to private investors for loans serviced.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2005 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2006	2005	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,059	22,051	8	—
Retained earnings	118,061	114,346	3,715	3.2
Accumulated other comprehensive loss	(1,930)	(1,050)	(880)	83.8
Treasury stock	(36,925)	(36,637)	(288)	0.8
Total shareholders’ equity	$175,635	$173,080	$2,555	1.5%

Retained earnings was favorably impacted by three months of net income of $6.2 million partially offset by cash dividends of $2.5 million declared during the first three months of 2006. Treasury stock increased slightly primarily due to purchases. There is a buyback program in place that as of March 31, 2006 allows the Corporation to purchase an additional 526,571 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $1.8 million, net of taxes, is included in shareholders' equity as of March 31, 2006. Accumulated other comprehensive loss related to debt securities of $989 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2005. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income (loss) was a result of declines in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities, and a decline in the market value of municipal securities. The market value declines are attributable to increases, from December 31, 2005 to March 31, 2006, in the 2-, 3-, 5- and 10-year treasury yields, which ranged from 25 basis points to 35 basis points.

In the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. The accumulated other comprehensive loss related to interest-rate swaps, net of taxes, included in shareholders’ equity at March 31, 2006 and December 31, 2005 was $72 thousand and $61 thousand, respectively. Accumulated other comprehensive income (loss) related to interest-rate swaps reflects the current market value of the swap, net of taxes.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

During the first quarter of 2006, the Corporation adopted SFAS 123R, “Accounting for Stock-based Compensation,” and added stock-based compensation to its list of critical accounting policies. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. During the first quarter of 2006, the Corporation recognized stock-based compensation expense of $130 thousand.

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

At March 31, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The impact of the interest-rate swap on net interest income for the three months ended March 31, 2006 was a negative $20 thousand. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk would exist because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. As of March 31, 2006, the market value of the interest-rate swap was in an unfavorable position of $111 thousand and there were no interest-rate swaps with a market value in a favorable position.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank obtained deposits from PLGIT to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Bank is not required to provide collateral on these deposits. At March 31, 2006, the Bank had $93.0 million in PLGIT deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $361.0 million. At March 31, 2006, the Corporation's outstanding borrowings under the FHLB credit facilities totaled $54.6 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At March 31, 2006, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2006, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of March 31, 2006, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Corporation is not required to provide collateral on these deposits. These standby letters of credit are issued by the FHLB on behalf of the Corporation, which is the account party on the letters of credit and therefore is obligated to reimburse the FHLB for all payments made under the standby letter of credit. The Corporation’s exposure is represented by the contractual amount of these instruments.

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The Corporation had no forward contacts at March 31, 2006.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of March 31, 2006:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$66,578	$3,963	$9,647	$47,635	$5,333
Subordinated capital notes	13,516	2,125	4,009	3,667	3,715
Trust preferred securities	66,298	1,660	3,320	3,320	57,998
Securities sold under agreement to repurchase	90,854	90,854	—	—	—
Time deposits	557,360	396,181	104,456	46,698	10,025
Operating leases	7,952	1,346	2,166	1,264	3,176
Standby and commercial letters of credit	58,703	48,193	10,510	—	—
Standby letters of credit issued by FHLB on behalf of the Corporation	95,642	95,642	—	—	—
Commitments to extend credit	578,310	111,805	185,801	31,502	249,202
Total contractual obligations	$1,535,213	$751,769	$319,909	$134,086	$329,449

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has not yet determined whether SFAS 155 will have a material impact on their consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method—measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.     Controls and Procedures

Management is responsible for the disclosure controls and procedures of Univest Corporation of Pennsylvania (“Univest”). Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation Management believes that the financial information required to be disclosed in accordance with the Securities Exchange Act of 1934 is presented fairly, recorded, summarized and reported within the required time periods.

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2005.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 6, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — 31, 2006	22,840	$25.05	22,840	526,571
February 1 — 28, 2006	—	—	—	526,571
March 1 — 31, 2006	18,724	24.42	18,724	526,571
Total	41,564		41,564

1.	Transactions are reported as of settlement dates.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 11, 2006, the Corporation’s shareholders approved the following matters:

	For		Abstain
1. ELECTION OF FOUR CLASS 1 DIRECTORS TO SERVE FOR A
THREE-YEAR TERM EXPIRING IN 2009:
William S. Aichele	10,378,567.77		51,951.86
Norman L. Keller	10,294,170.94		136,349.68
Thomas K. Leidy	10,298,483.94		132,035.68
Merril S. Moyer	9,815,803.94		614,715.68
2. ELECTION OF THREE ALTERNATE DIRECTORS FOR A
ONE-YEAR TERM EXPIRING IN 2007:
Margaret K. Zook	9,679,493.95		751,025.68
William G. Morrall	9,671,939.79		758,579.84
Mark A. Schlosser	9,778,864.79		651,654.84

	For	Against	Withheld
3. AMEND THE ARTICLES OF INCORPORATION TO ADD AUTHORIZATION PROVISION AND RESTATE THE PURPOSE PROVISION
	8,722,354.83	550,538.18	35,716.61
Number of Broker Non-Votes: 1,121,910.00
4. AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK AND TO AUTHORIZE ISSUANCE OF PREFERRED STOCK	7,640,743.83	1,618,821.10	49,044.70
Number of Broker Non-Votes: 1,121,910.00
5. AMEND THE ARTICLES OF INCORPORATION TO REDUCE THE QUORUM AT SHAREHOLDER MEETINGS FROM 66 2/3% TO A MAJORITY	8,606,433.02	648,119.82	54,056.78
Number of Broker Non-Votes: 1,121,910.00
6. AMEND THE ARTICLES OF INCORPORATION TO CLARIFY THE NOMINATION PROCESS FOR ALTERNATE DIRECTORS	8,468,897.02	806,361.62	33,350.99
Number of Broker Non-Votes: 1,121,910.00

The other directors of the Corporation whose terms in office continued after the 2006 Annual Meeting of Shareholders are as follows: terms expiring at the 2007 Annual Meeting are James L. Bergey, Charles H. Hoeflich and John U. Young; and terms expiring at the 2008 Annual Meeting are Marvin A. Anders, R. Lee Delp, H. Ray Mininger and P. Gregory Shelly.

Item 5.     Other Information

None.

Item 6.    Exhibits

a.	Exhibits

Exhibit 3.i	Articles of Incorporation, as amended through April 11, 2006

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

Univest Corporation of Pennsylvania
(Registrant)

Date: May 5, 2006	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: May 5, 2006	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President,
Chief Operation Officer and Chief Financial Officer