Form 10-Q
period 2006-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2006-08-08
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,941,415
(Title of Class)	(Number of shares outstanding at 6/30/06)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) June 30, 2006	(SEE NOTE) December 31, 2005
ASSETS	($ in thousands)
Cash and due from banks	$42,503	$46,226
Interest-bearing deposits with other banks	609	563
Federal funds sold	2,735	12,650
Investment securities held-to-maturity (market value $14,121 and $14,686 at June 30, 2006 and December 31, 2005, respectively)	14,239	14,808
Investment securities available-for-sale	352,108	328,451
Loans and leases	1,321,299	1,249,652
Less: Reserve for loan and lease losses	(14,280)	(13,363)
Net loans and leases	1,307,019	1,236,289
Premises and equipment, net	22,019	21,635
Goodwill, net of accumulated amortization of $2,845 at June 30, 2006 and December 31, 2005	41,150	40,998
Other intangibles, net of accumulated amortization of $4,739 and $4,424 at June 30, 2006 and December 31, 2005, respectively	2,094	2,389
Cash surrender value of insurance policies	35,832	35,211
Accrued interest and other assets	31,265	30,089
Total assets	$1,851,573	$1,769,309

LIABILITIES
Demand deposits, noninterest-bearing	$231,282	$246,736
Demand deposits, interest-bearing	457,393	445,395
Savings deposits	195,923	192,154
Time deposits	555,179	482,430
Total deposits	1,439,777	1,366,715
Securities sold under agreements to repurchase	93,321	108,312
Other short-term borrowings	35,700	─
Accrued expenses and other liabilities	22,194	32,753
Long-term debt	51,346	56,580
Subordinated notes	10,500	11,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,673,457	1,596,229
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at June 30, 2006 and December 31, 2005; 14,873,904 shares and 14,873,904 shares issued and 12,941,415 and 12,947,001 shares outstanding at June 30, 2006 and December 31, 2005, respectively	74,370	74,370
Additional paid-in capital	22,059	22,051
Retained earnings	121,381	114,346
Accumulated other comprehensive loss, net of tax benefit	(2,923)	(1,050)
Treasury stock, at cost; 1,932,489 and 1,926,903 shares at June 30, 2006 and December 31, 2005, respectively	(36,771)	(36,637)
Total shareholders’ equity	178,116	173,080
Total liabilities and shareholders’ equity	$1,851,573	$1,769,309

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	($ in thousands, except per share data)
Interest and fees on loans and leases:
Taxable	$20,896	$16,469	$40,056	$31,995
Exempt from federal income taxes	941	808	1,857	1,596
Total interest and fees on loans and leases	21,837	17,277	41,913	33,591
Interest and dividends on investment securities:
Taxable	2,800	2,437	5,246	4,747
Exempt from federal income taxes	981	886	1,948	1,770
Other interest income	111	67	174	107
Total interest income	25,729	20,667	49,281	40,215
Interest expense
Interest on deposits	8,410	4,614	15,107	8,728
Interest on long-term debt and capital securities	1,187	1,079	2,343	2,091
Interest on short-term debt	577	314	1,284	549
Total interest expense	10,174	6,007	18,734	11,368
Net interest income	15,555	14,660	30,547	28,847
Provision for loan and lease losses	515	450	1,026	900
Net interest income after provision for loan and lease losses	15,040	14,210	29,521	27,947
Noninterest income
Trust fee income	1,448	1,325	2,999	2,663
Service charges on deposit accounts	1,671	1,718	3,343	3,344
Investment advisory commission and fee income	607	446	1,156	921
Insurance commission and fee income	924	877	2,301	1,933
Life insurance income	235	334	621	604
Other service fee income	790	652	1,544	1,545
Net gain on sales of securities	47	87	47	87
Net loss on disposition of fixed assets	(64)	(215)	(67)	(215)
Other	17	158	176	217
Total noninterest income	5,675	5,382	12,120	11,099
Noninterest expense
Salaries and benefits	7,198	6,552	14,503	13,273
Net occupancy	1,059	1,061	2,127	2,205
Equipment	805	771	1,577	1,471
Other	3,444	3,063	6,788	6,153
Total noninterest expense	12,506	11,447	24,995	23,102
Income before income taxes	8,209	8,145	16,646	15,944
Applicable income taxes	2,194	2,145	4,417	4,173
Net income	$6,015	$6,000	$12,229	$11,771
Net income per share:
Basic	$0.47	$0.47	$0.95	$0.91
Diluted	0.46	0.46	0.94	0.90
Dividends declared	0.19	0.17	0.38	0.34

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:	($ in thousands)
Net income	$12,229	$11,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,026	900
Depreciation of premises and equipment	1,081	974
Realized gains on investment securities	(47)	(87)
Realized losses on dispositions of fixed assets	67	215
Increase in cash surrender value of insurance policies	(621)	(604)
Other adjustments to reconcile net income to cash provided by operating activities	467	(698)
Increase in interest receivable and other assets	(161)	(1,434)
Decrease in accrued expenses and other liabilities	(11,265)	(1,576)
Net cash provided by operating activities	2,776	9,461
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(152)	(200)
Net capital expenditures	(1,532)	(2,332)
Proceeds from maturing securities held-to-maturity	571	68,265
Proceeds from maturing securities available-for-sale	38,753	17,943
Proceeds from sales and calls of securities available-for-sale	18,515	2,814
Purchases of investment securities held-to-maturity	─	(44,914)
Purchases of investment securities available-for-sale	(83,682)	(46,599)
Proceeds from sales of mortgages	756	4,616
Purchases of lease financings	271	─
Net increase in loans and leases	(72,687)	(29,699)
Net increase in interest-bearing deposits	(46)	84
Net decrease (increase) in federal funds sold	9,915	(28)
Net cash used in investing activities	(89,318)	(30,050)
Cash flows from financing activities:
Net increase in deposits	73,184	45,737
Net increase (decrease) in short-term borrowings	20,709	(17,467)
Repayment of long-term debt	(5,000)	─
Repayment of subordinated debt	(750)	(750)
Purchases of treasury stock	(2,192)	(2,265)
Stock issued under dividend reinvestment and employee stock purchase plans	1,043	987
Proceeds from exercise of stock options	749	1,362
Cash dividends paid	(4,924)	(4,296)
Net cash provided by financing activities	82,819	23,308
Net (decrease) increase in cash and due from banks	(3,723)	2,719
Cash and due from banks at beginning of year	46,226	35,876
Cash and due from banks at end of period	$42,503	$38,595

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,137	$11,283
Income taxes, net of refunds received	5,134	4,453

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1.	Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC.

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

During the second quarter of 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc. (“Vanguard”). Vanguard is incorporated under Pennsylvania law and is located in Bensalem, Pennsylvania.

Note 2.	Loans

The following is a summary of the major loan and lease categories:

($ in thousands)	At June 30, 2006	At December 31, 2005
Commercial, financial and agricultural	$420,844	$384,207
Real estate-commercial	365,847	349,384
Real estate-construction	125,911	110,032
Real estate-mortgage	301,077	303,994
Loans to individuals	107,734	102,095
Total gross loans and leases	1,321,413	1,249,712
Less: Unearned income	(114)	(60)
Total loans and leases	$1,321,299	$1,249,652

Net unamortized deferred loan and lease origination fees at June 30, 2006 and December 31, 2005 were $1.3 million and $1.5 million, respectively.

Note 3.	Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at June 30, 2006 and December 31, 2005 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reserve for loan and lease losses at beginning of period	$13,856	$13,043	$13,363	$13,099
Provision for loan and lease losses	515	450	1,026	900
Recoveries	129	611	402	777
Loans charged off	(220)	(852)	(511)	(1,524)
Reserve for loan and lease losses at period end	$14,280	$13,252	$14,280	$13,252

	At June 30, 2006		At December 31, 2005
($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve

Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$9,843	$1,886	$3,263	$1,076
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	─		─
Recorded investment in impaired loans and leases at period-end	$9,843		$3,263
Recorded investment in nonaccrual and restructured loans and leases	$9,843		$3,263

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2006	2005	2006	2005
Nonaccrual and restructured loans and leases at period end	$9,843	$8,192	$9,843	$8,192
Average recorded investment in impaired loans and leases	5,707	9,161	4,967	9,881
Interest income that would have been recognized under original terms	115	157	233	383

No interest income was recognized on these loans for the three- and six-month periods ended June 30, 2006 and 2005.

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share - Net income	$6,015	$6,000	$12,229	$11,771
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	12,939	12,882	12,942	12,879
Effect of dilutive securities: Employee stock options	79	143	69	160
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,018	13,025	13,011	13,039
Basic earnings per share	$0.47	$0.47	$0.95	$0.91
Diluted earnings per share	0.46	0.46	0.94	0.90

As permitted under SFAS No. 123 (before revision), “Accounting for Stock-Based-Compensation” (“SFAS 123”), the Corporation applied the intrinsic value method of accounting for stock options and other awards granted to employees. Under that method, the Corporation did not recognize any compensation cost during 2005. Under the modified prospective method of transition under SFAS 123R, the Corporation is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three- and six-month periods ended June 30, 2006 are not directly comparable to the same periods in the prior year.

The following pro forma information is presented for comparative purposes and illustrates the effect on net income, basic earnings per share and fully-diluted earnings per share, assuming the estimated fair value based method of the options granted prior to January 1, 2006 were amortized to expense over the option-vesting period:

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income as reported	$6,015	$6,000	$12,229	$11,771
Add: Stock-based compensation expense included in reported net income, net of tax	126	─	244	─
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax	126	64	244	152
Pro forma net income	$6,015	$5,936	$12,229	$11,619
Basic earnings per share:
As reported	$0.47	$0.47	$0.95	$0.91
Pro forma	0.47	0.46	0.95	0.90
Diluted earnings per share:
As reported	0.46	0.46	0.94	0.90
Pro forma	0.46	0.46	0.94	0.89

Note 5.	Share-Based Compensation

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance, of which 884,689 shares were available for issuance at June 30, 2006. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period. Under SFAS 123R compensation expense must be recognized if the discount is greater than 5%.

The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 313,548 options to purchase common shares outstanding at June 30, 2006 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. For the majority of options issued, after two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 1,231,851 common shares available for future grants and 268,149 options to purchase common shares outstanding at June 30, 2006 under the 2003 plan.

Activity under the 1993 and 2003 Long-term Incentive Plans was as follows:

($ in thousand except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at June 30, 2006
Outstanding at December 31, 2005	589,223	$21.57
Granted	37,500	25.01
Expired	─	─
Forfeited	(5,700)	25.46
Exercised	(39,326)	18.84
Outstanding at June 30, 2006	581,697	21.94	4.6	$3,386
Exercisable at June 30, 2006	325,617	19.49	2.1	2,682

During the first six months of 2006 and 2005, proceeds from the exercise of stock options were $741 thousand and $1.3 million, respectively, the tax benefit recognized and recorded to additional paid in capital was $8 thousand and $68 thousand, respectively, and the intrinsic value of the options exercised was $288 thousand and $1.0 million, respectively.

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

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and for those shares granted prior to the effective date of adoption and that remain unvested on the date of adoption. There were no options granted in 2004. Options granted during Fiscal Years 2002, 2003 and 2005 which remained unvested on the date of adoption will be expensed in 2006 and in future periods under the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For Fiscal Years
	2006	2005	2006	2005	2005	2004	2003	2002
Expected option life in years	8.9	─	8.9	8.6	8.7	─	8.0	5.0
Risk free interest rate	5.15%	─	5.15%	4.00%	4.35%	─	3.04%	2.75%
Expected dividend yield	3.80%	─	3.80%	2.38%	3.11%	─	2.11%	2.26%
Expected volatility	.309	─	.309	.351	.335	─	.142	.219
Fair value of options	$7.96	─	$7.96	$10.13	$7.69	─	$4.57	$3.93

During the second quarter of 2006, the Corporation recognized stock-based compensation expense of $122 thousand on stock options and $13 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $9 thousand. During the six month ended June 30, 2006, the Corporation recognized stock-based compensation expense of $245 thousand on stock options and $20 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $21 thousand. The recognized stock-based compensation expense of $245 thousand at June 30, 2006 has been accrued on stock options that the Corporation anticipates to vest over a weighted average period of 2.1 years. At June 30, 2006, there was $1.3 million of unrecognized expense related to stock options which is expected to be recognized over a weighted-average period of 3.1 years.

During the six months ended June 30, 2006, the Corporation accelerated the vesting of 2,800 grants for one employee as permitted under the 2003 Long-Term Incentive Plan upon retirement. As a result of this modification, additional compensation expense of $13 thousand was recognized.

The following table provides information about the change in nonvested options over the first six months of 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2005	227,080	$6.01
Granted	37,500	7.96
Vested	(2,800)	4.57
Forfeited	(5,700)	6.71
Nonvested options at June 30, 2006	256,080	6.30

Note 6.	Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$6,015	$6,000	$12,229	$11,771
Unrealized gain on cash flow hedges	15	─	4	─
Unrealized loss on available-for-sale investment securities	(977)	1,658	(1,846)	(686)
Less: reclassification adjustment for gains realized in net income	31	57	31	57
Total comprehensive income	$5,022	$7,601	$10,356	$11,028

Note 7.	Pensionsand Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended June 30,
	2006	2005	2006	2005
	Retirement Plans		Other Postretirement
Service cost	$347	$302	$15	$14
Interest cost	406	390	20	19
Expected return on plan assets	(388)	(372)	3	2
Amortization of prior service cost	72	39	(5)	(5)
Net periodic benefit cost	$437	$359	$33	$30

($ in thousands)	Six Months Ended June 30,
	2006	2005	2006	2005
	Retirement Plans		Other Postretirement
Service cost	$687	$618	$29	$27
Interest cost	820	791	39	37
Expected return on plan assets	(765)	(760)	6	4
Amortization of prior service cost	119	70	(10)	(10)
Net periodic benefit cost	$861	$719	$64	$58

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make payments of $1.5 million for its qualified and non-qualified retirement plans and $94 thousand for its other postretirement benefit plans in 2006. As of June 30, 2006, $803 thousand and $43 thousand have been paid from its retirement plans and other postretirement plans, respectively. During the six months ended June 30, 2006, the Corporation contributed $266 thousand and $43 thousand to its non-qualified retirement plans and other postretirement plans, respectively. The Corporation presently anticipates making essentially equal payments for the remaining quarters in 2006 to fund the non-qualified retirement plan and other postretirement plans.

Note 8.	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At June 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At June 30, 2006, the market value of the interest-rate swaps in an unfavorable position was $88 thousand and there were no interest-rate swaps with a market value in a favorable position.

Note 9.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Corporation has not completed its assessment of SFAS 155 and the impact, if any, on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method—measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement. The Corporation has not completed its assessment of SFAS 156 and the impact, if any, on the financial statements.

In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its assessment of FIN 48 and the impact, if any, on the financial statements.

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Delview, Inc., a wholly owned subsidiary of the Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc. During the second quarter of 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc. (“Vanguard”). Vanguard is incorporated under Pennsylvania law and is located in Bensalem, Pennsylvania.

Executive Overview

The Corporation recorded net income for the six months ended June 30, 2006 of $12.2 million, a 3.9% increase over the June 30, 2005 period. Both basic and diluted net income per share increased 4.4%.

Average earning assets increased $118.4 million and average interest-bearing liabilities increased $100.4 million when comparing the six-month periods ended June 30, 2006 and 2005. Increased rates on commercial business loans and commercial and construction real estate loans, partially offset by increased rates on money market savings and certificates of deposits, contributed to a $1.7 million increase in net interest income. The tax-equivalent net interest margin declined slightly to 3.9% for the six-month period ended June 30, 2006 compared to 4.0% for the same period in 2005.

Non-interest income grew 9.2%, when comparing the six-month periods ended June 30, 2006 to 2005, primarily due to increases in insurance commissions and fee income, investment advisory commissions and fee income, and trust fee income. Non-interest expense grew 8.2% primarily due to an increase in salary and employee benefit expense as well as an increase in the capital shares tax.

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

Results of Operations - Three Months Ended June 30, 2006 Versus 2005

The Corporation’s consolidated net income and earnings per share for the three months ended June 30, 2006 and 2005 were as follows:

($ in thousands, except per share data)	Three Months Ended June 30,		Change
	2006	2005	Amount		Percent
Net income	$6,015	$6,000		$15	0.3%
Net income per share:
Basic	$0.47	$0.47	$	─	─	%
Diluted	0.46	0.46		─	─

Return on average shareholders' equity was 13.53% and return on average assets was 1.32% for the three months ended June 30, 2006 compared to 14.52% and 1.43%, respectively, for the same period in 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended June 30, 2006 and 2005. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $895 thousand for the three months ended June 30, 2006 compared to 2005 primarily due to increased rates on commercial loans and commercial real estate and construction loans, partially offset by increased rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.9% and 4.0% for the three-month periods ended June 30, 2006 and 2005, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.5% for the three months ended June 30, 2006 compared to 3.7% for the same period in 2005. The effect of net interest free funding sources increased to 0.4% for the three months ended June 30, 2006 compared to 0.3% for the same period in 2005; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended June 30,
	2006			2005
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$668	$6	3.6%	$663	$4	2.4%
U.S. Government obligations	150,794	1,314	3.5	159,226	1,307	3.3
Obligations of states & political subdivisions	84,463	1,507	7.1	78,006	1,362	7.0
Other securities	116,033	1,460	5.0	103,257	1,104	4.3
Federal Reserve bank stock	1,687	26	6.2	1,687	26	6.2
Federal funds sold	8,349	105	5.0	9,074	63	2.8
Total interest-earning deposits, investments and federal funds sold	361,994	4,418	4.9	351,913	3,866	4.4
Commercial, financial and agricultural loans and leases	383,052	7,099	7.4	337,312	5,182	6.1
Real estate─commercial and construction loans	422,727	7,919	7.5	388,356	6,434	6.6
Real estate─residential loans	304,469	4,122	5.4	295,684	3,753	5.1
Loans to individuals	107,302	1,756	6.5	76,313	1,100	5.8
Municipal loans	87,352	1,295	5.9	83,636	1,148	5.5
Gross loans and leases	1,304,902	22,191	6.8	1,181,301	17,617	6.0
Total interest-earning assets	1,666,896	26,609	6.4	1,533,214	21,483	5.6
Cash and due from banks	40,586			39,061
Reserve for loan losses	(14,034)			(12,880)
Premises and equipment, net	22,118			20,642
Other assets	106,610			103,255
Total assets	$1,822,176			$1,683,292
Liabilities:
Interest-bearing checking deposits	$138,897	37	0.1	$155,643	43	0.1
Money market savings	316,345	2,802	3.5	269,461	1,275	1.9
Regular savings	197,252	310	0.6	214,603	151	0.3
Certificates of deposit	529,125	4,995	3.8	430,258	3,055	2.8
Time open & club accounts	24,008	266	4.4	14,870	90	2.4
Total time and interest-bearing deposits	1,205,627	8,410	2.8	1,084,835	4,614	1.7
Federal funds purchased	4,295	56	5.2	5,230	40	3.1
Securities sold under agreements to repurchase	93,809	495	2.1	92,419	274	1.2
Short-term borrowings	2,344	26	4.4	─	─	─
Long-term debt	55,860	606	4.3	56,878	613	4.3
Subordinated notes and capital securities	31,127	581	7.5	32,617	466	5.7
Total borrowings	187,435	1,764	3.8	187,144	1,393	3.0
Total interest-bearing liabilities	1,393,062	10,174	2.9	1,271,979	6,007	1.9
Demand deposits, non-interest bearing	228,121			224,443
Accrued expenses & other liabilities	23,171			21,588
Total liabilities	1,644,354			1,518,010
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,059			21,650
Retained earnings and other equity	81,393			69,262
Total shareholders’ equity	177,822			165,282
Total liabilities and shareholders’ equity	$1,822,176			$1,683,292

Net interest income		$16,435			$15,476

Net interest spread			3.5			3.7
Effect of net interest-free funding sources			0.4			0.3
Net interest margin			3.9%			4.0%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.7%			120.5%

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

	The Three Months Ended June 30, 2006 Versus 2005
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$—	$2	$2
U.S. Government obligations	(73)	80	7
Obligations of states & political subdivisions	125	20	145
Other securities	175	181	356
Federal Reserve bank stock	—	—	—
Federal funds sold	(8)	50	42
Interest on deposits, investments and federal funds sold	219	333	552
Commercial , financial and agricultural loans and leases	821	1,096	1,917
Real estate─commercial and construction loans	611	874	1,485
Real estate─residential loans	147	222	369
Loans to individuals	522	134	656
Municipal loans	63	84	147
Interest and fees on loans and leases	2,164	2,410	4,574
Total interest income	2,383	2,743	5,126
Interest expense:
Interest checking deposits	(6)	—	(6)
Money market savings	449	1,078	1,527
Regular savings	(2)	161	159
Certificates of deposit	864	1,076	1,940
Time open & club accounts	102	74	176
Interest on deposits	1,407	2,389	3,796
Federal funds purchased	(12)	28	16
Securities sold under agreement to repurchase	11	210	221
Other short-term borrowings	26	—	26
Long-term debt	(7)	—	(7)
Subordinated notes and capital securities	(32)	147	115
Interest on borrowings	(14)	385	371
Total interest expense	1,393	2,774	4,167
Net interest income	$990	$(31)	$959

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

Interest on deposits, investments and federal funds sold increased primarily due to a rate and volume increases on mortgage-backed securities and U.S. Government agency obligations and average volume increases in obligations of state and political subdivisions.

The growth in interest and fees on loans and leases is due primarily to increased rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 126 basis points, primarily due to a 209 basis point increase in the average prime rate, for the three months ended June 30, 2006 compared to the same period in 2005; which, along with average volume increases of $45.7 million, contributed to a $1.9 million increase in interest income. The average yield on commercial and construction real estate loans increased by 86 basis points; this along with average volume increases of $34.4 million contributed to a $1.5 million increase in interest income. The average volume of loans to individuals increased $31.0 million, primarily contributing to an increase in interest income of $656 thousand.

Interest Expense

The Corporation’s average rate on deposits increased 109 basis points for the three months ended June 30, 2006 compared to the same period in 2005. The average rate paid on money market savings increased 165 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $1.5 million increase in interest expense. Interest on certificates of deposit increased $1.9 million, due to a 94 basis-point increase in average rate and average volume increases of $98.9 million. Since August 2004, the Bank obtained deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, the Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT deposits increased $57.5 million comparing the three months ended June 30, 2006 over the same period in 2005.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased 83.8% during the three months ended June 30, 2006 compared to 2005 primarily due to a 92 basis point increase in the average rate paid on sweep accounts.

Interest on long-term debt increased primarily due to a 176 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to Three Month London Interbank Offer Rate (“LIBOR”) increases which affect the variable rate paid on the trust preferred securities.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2006. The provision for the three months ended June 30, 2006 and 2005 was $515 thousand and $450 thousand, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance policies. Total noninterest income increased during the three months ended June 30, 2006 compared to 2005 primarily due to higher investment advisory commissions and fees as well as increases in other service fees.

	For the Three Months Ended June 30,		Change
	2006	2005	Amount	Percent
Trust fee income	$1,448	$1,325	$123	9.3%
Service charges on deposit accounts	1,671	1,718	(47)	(2.7)
Investment advisory commission and fee income	607	446	161	36.1
Insurance commission and fee income	924	877	47	5.4
Life insurance income	235	334	(99)	(29.6)
Other service fee income	790	652	138	21.2
Net gain on sales of securities	47	87	(40)	(46.0)
Net loss on dispositions of fixed assets	(64)	(215)	151	(70.2)
Other	17	158	(141)	(89.2)
Total noninterest income	$5,675	$5,382	$293	5.4

Trust fee income increased in 2006 over 2005 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts decreased for the second quarter in 2006 compared to 2005 primarily due to a reduction in nonsufficient-funds fees.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase recognized on these policies was less in the second quarter of 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2006 over 2005 primarily due to increases Mastermoney fees and mortgage placement income.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. The Corporation recognized a reduction in the income earned on sales of mortgages and reinsurance income. Additionally, larger losses were recognized on investments in partnerships when comparing June 30, 2006 to the same period in 2005.

Gains on Sale of Assets

Sales of $738 thousand in mortgage loans during the three months ended June 30, 2006 resulted in gains of $7 thousand compared to sales of $3.2 million for gains of $36 thousand for the three months ended June 30, 2005.

During the three months ended June 30, 2006, approximately $31 thousand of securities were sold recognizing gains of $1 thousand; the Corporation also received $46 thousand resulting from the mandatory sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation. During the three months ended June 30, 2005, $1.2 million of securities were sold recognizing gains of $87 thousand.

During the three months ended June 30, 2006, the Corporation relocated a banking office within one of its supermarket locations and recognized a loss of $65 thousand; this was slightly reduced by gains on sales of other fixed assets. During the three months ended June 30, 2005 the Corporation closed two of its supermarket banking offices and retired additional long-term assets replaced by the new Kulpsville branch resulting in net losses of the disposition of fixed assets of $215 thousand.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2006	2005	Amount	Percent
Salaries and benefits	$7,198	$6,552	$646	9.9%
Net occupancy	1,059	1,061	(2)	(0.2)
Equipment	805	771	34	4.4
Other	3,444	3,063	381	12.4
Total noninterest expense	$12,506	$11,447	$1,059	9.3

Salary and benefits increased due to the normal annual increases, the recognition of stock-based compensation expense of $128 thousand, and increased hospital and medical expenses of $96 when compared to the same period in 2005. Equipment expense increased due to depreciation on assets purchased for new branches opened in 2005. Other expenses increased primarily due to bank shares tax overpayments and credits utilized in 2005 which were no longer available in 2006 and increases in miscellaneous expense. These increases were partially offset by decreases in legal fees associated with loan work-outs as well as a reduction in advertising and marketing expenses.

Tax Provision

The provision for income taxes was $2.2 million for the three months ended June 30, 2006 compared to $2.1 million in 2005, at effective rates of 26.73% and 26.33%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in pre-tax income and non-deductible stock option compensation expense, partially offset by an increase in tax-exempt income.

Results of Operations - Six Months Ended June 30, 2006 Versus 2005

The Corporation’s consolidated net income and earnings per share for the six months ended June 30, 2006 and 2005 were as follows:

($ in thousands, except per share data)	For the Six Months Ended June 30,		Change
	2006	2005	Amount	Percent
Net income	$12,229	$11,771	$458	3.89%
Net income per share:
Basic	$0.95	$0.91	$0.04	4.40%
Diluted	0.94	0.90	0.04	4.44

Return on average shareholders' equity was 13.88% and return on average assets was 1.37% for the six months ended June 30, 2006 compared to 14.37% and 1.41%, respectively, for the same period in 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the six months ended June 30, 2006 and 2005. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $1.7 million for the six months ended June 30, 2006 compared to 2005 primarily due to increased rates on commercial loans and commercial real estate and construction loans, partially offset by increased rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.9% for the six-month period ended June 30, 2006 and 4.0% for the same period in 2005. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.4% for the six months ended June 30, 2006 compared to 3.7% for the same period in 2005. The effect of net interest free funding sources increased to 0.5% for the six months ended June 30, 2006 compared to 0.3% for the same period in 2005; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Six Months Ended June 30,
	2006			2005
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$639	$12	3.8%	$714	$8	2.2%
U.S. Government obligations	151,670	2,611	3.4	151,939	2,446	3.2
Obligations of states & political subdivisions	84,537	2,993	7.1	78,180	2,721	7.0
Other securities	106,815	2,584	4.8	104,657	2,250	4.3
Federal Reserve bank stock	1,687	51	6.0	1,687	51	6.0
Federal funds sold	6,902	162	4.7	7,253	99	2.7
Total interest-earning deposits, investments and federal funds sold	352,250	8,413	4.8	344,430	7,575	4.4
Commercial, financial and agricultural loans and leases	374,341	13,512	7.2	334,911	9,857	5.9
Real estate─commercial and construction loans	412,044	15,021	7.3	387,031	12,653	6.5
Real estate─residential loans	303,798	8,129	5.4	295,911	7,420	5.0
Loans to individuals	106,548	3,394	6.4	72,178	2,065	5.7
Municipal loans	87,052	2,570	5.9	83,172	2,274	5.5
Gross loans and leases	1,283,783	42,626	6.6	1,171,203	34,269	5.8
Total interest-earning assets	1,636,033	51,039	6.2	1,517,633	41,844	5.5
Cash and due from banks	39,883			38,416
Reserve for loan losses	(13,805)			(13,012)
Premises and equipment, net	21,846			20,335
Other assets	105,636			102,793
Total assets	$1,789,593			$1,666,165
Liabilities:
Interest-bearing checking deposits	$139,836	74	0.1	$154,769	86	0.1
Money market savings	300,267	4,912	3.3	263,026	2,296	1.7
Regular savings	196,697	512	0.5	213,686	298	0.3
Certificates of deposit	507,518	9,176	3.6	424,319	5,894	2.8
Time open & club accounts	21,653	433	4.0	14,728	154	2.1
Total time and interest-bearing deposits	1,165,971	15,107	2.6	1,070,528	8,728	1.6
Federal funds purchased	2,437	62	5.1	6,522	93	2.9
Securities sold under agreements to repurchase	96,203	1,001	2.1	94,662	456	1.0
Short-term borrowings	9,719	221	4.5	─	─	─
Long-term debt	56,191	1,212	4.3	56,936	1,193	4.2
Subordinated notes and capital securities	31,314	1,131	7.2	32,808	898	5.5
Total borrowings	195,864	3,627	3.7	190,928	2,640	2.8
Total interest-bearing liabilities	1,361,835	18,734	2.8	1,261,456	11,368	1.8
Demand deposits, non-interest bearing	228,062			219,227
Accrued expenses & other liabilities	23,504			21,628
Total liabilities	1,613,401			1,502,311
Shareholders’ Equity:
Common stock	74,370			62,455
Additional paid-in capital	22,056			21,642
Retained earnings and other equity	79,766			79,757
Total shareholders’ equity	176,192			163,854
Total liabilities and shareholders’ equity	$1,789,593			$1,666,165

Net interest income		$32,305			$30,476

Net interest spread			3.4			3.7
Effect of net interest-free funding sources			0.5			0.3
Net interest margin			3.9%			4.0%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.1%			120.3%

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

	The Six Months Ended June 30, 2006 Versus 2005
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(2)	$6	$4
U.S. Government obligations	13	152	165
Obligations of states & political subdivisions	233	39	272
Other securities	72	262	334
Federal Reserve bank stock	—	—	—
Federal funds sold	(10)	73	63
Interest on deposits, investments and federal funds sold	306	532	838
Commercial, financial and agricultural loans and leases	1,478	2,177	3,655
Real estate─commercial and construction loans	820	1,548	2,368
Real estate─residential loans	117	592	709
Loans to individuals	1,076	253	1,329
Municipal loans	130	166	296
Interest and fees on loans and leases	3,621	4,736	8,357
Total interest income	3,927	5,268	9,195
Interest expense:
Interest checking deposits	(12)	—	(12)
Money market savings	512	2,104	2,616
Regular savings	─	214	214
Certificates of deposit	1,585	1,697	3,282
Time open & club accounts	139	140	279
Interest on deposits	2,224	4,155	6,379
Federal funds purchased	(102)	71	(31)
Securities sold under agreement to repurchase	34	511	545
Other short-term borrowings	221	—	221
Long-term debt	(9)	28	19
Subordinated notes and capital securities	(46)	279	233
Interest on borrowings	98	889	987
Total interest expense	2,322	5,044	7,366
Net interest income	$1,605	$224	$1,829

Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

Interest on deposits, investments and federal funds sold increased primarily due to rate increases on mortgage-backed securities and U.S. Government obligations and volume increases in obligations of state and political subdivisions.

The growth in interest and fees on loans and leases is due primarily to increased rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 133 basis points, primarily due to a 199 basis point increase in the average prime rate, for the six months ended June 30, 2006 compared to the same period in 2005; which, along with average volume increases of $39.4 million, contributed to a $3.7 million increase in interest income. The average yield on commercial and construction real estate loans increased by 76 basis points; this along with average volume increases of $25.0 million contributed to a $2.4 million increase in interest income. The average volume of loans to individuals increased $34.4 million, primarily contributing to an increase in interest income of $1.3 million.

Interest Expense

The Corporation’s average rate on deposits increased 96 basis points for the six months ended June 30, 2006 compared to the same period in 2005. The average rate paid on money market savings increased 152 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $2.6 million increase in interest expense. Interest on certificates of deposit increased $3.3 million, due to an 84 basis-point increase in average rate and average volume increases of $83.2 million. The average balance of PLGIT deposits increased $47.7 million comparing the six months ended June 30, 2006 over the same period in 2005.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased 133.9% during the six months ended June 30, 2006 compared to 2005 primarily due to a 112 basis point increase in the average rate paid on sweep accounts.

Interest on long-term debt increased primarily due to a 175 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which affect the variable rate paid on the trust preferred securities.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2006. The provision for the six months ended June 30, 2006 and 2005 was $1.0 million and $900 thousand, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during the six months ended June 30, 2006 compared to 2005 primarily due to higher insurance commissions and fees, investment advisory commission as well as trust commissions.

	For the Six Months Ended June 30,		Change
	2006	2005	Amount	Percent
Trust fee income	$2,999	$2,663	$336	12.6%
Service charges on deposit accounts	3,343	3,344	(1)	-
Investment advisory commission and fee income	1,156	921	235	25.5
Insurance commission and fee income	2,301	1,933	368	19.0
Life insurance income	621	604	17	2.8
Other service fee income	1,544	1,545	(1)	(0.1)
Net gain on sales of securities	47	87	(40)	(46.0)
Net loss on dispositions of fixed assets	(67)	(215)	148	68.8
Other	176	217	(41)	(18.9)
Total noninterest income	$12,120	$11,099	$1,021	9.2

Trust fee income increased in 2006 over 2005 primarily due to an increase in the number and market value of managed accounts. Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Insurance commission and fee income increased due to an increase in contingent commissions received during the first quarter 2006. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase recognized on these policies was slightly more in the 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income declined slightly in 2006 over 2005 primarily due to a decrease in mortgage servicing income that was offset mostly by an increase in Mastermoney fees.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. The Corporation recognized a $139 thousand in gains on sales of other real estate owned during the first six months of 2006 as discussed below. Additionally, larger losses were recognized on investments in partnerships when comparing June 30, 2006 to the same period in 2005.

Gains on Sale of Assets

Sales of $1.2 million in mortgage loans during the first six months ended June 30, 2006 resulted in gains of $18 thousand compared to sales of $4.6 million for gains of $54 thousand for the six months ended June 30, 2005.

During the six months ended June 30, 2006 and 2005, approximately $1.6 million and $2.7 million of securities were sold recognizing gains $1 thousand and $87 thousand respectively. During the six months ended June 30, 2006, the Corporation also received $46 thousand resulting from the mandatory sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

During the six months ended June 30, 2006, the Corporation relocated a banking office within one of its supermarket locations and recognized a loss of $65 thousand. During the six months ended June 30, 2005 the Corporation closed two of its supermarket banking offices and retired additional long-term assets replaced by the new Kulpsville branch resulting in net losses of the disposition of fixed assets of $215 thousand.

During the six months ended June 30, 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during the six months ended June 30, 2005.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2006	2005	Amount	Percent
Salaries and benefits	$14,503	$13,273	$1,230	9.3%
Net occupancy	2,127	2,205	(78)	(3.5)
Equipment	1,577	1,471	106	7.2
Other	6,788	6,153	635	10.3
Total noninterest expense	$24,995	$23,102	$1,893	8.2

Salary and benefits increased due to the normal annual increases, the recognition of stock-based compensation expense of $258 thousand, increased hospital and medical expenses of $130 thousand and increased payroll taxes of $168 thousand when compared to the same period in 2005. Equipment expense increased due to depreciation on assets purchased for new branches opened in 2005. Other expenses increased primarily due to bank shares tax overpayments and credits utilized in 2005 which were no longer available in 2006 and increases in miscellaneous expense. These increases were partially offset by decreases in legal fees associated with loan work-outs as well as a reduction in advertising and marketing expenses.

Tax Provision

The provision for income taxes was $4.4 million for the first six months ended June 30, 2006 compared to $4.2 million in 2005, at effective rates of 26.53% and 26.17%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the six-month periods is primarily due to an increase in pre-tax income and non-deductible stock option compensation expense, partially offset by an increase in tax-exempt income.

Financial Condition

Assets

Total assets increased $82.3 million since December 31, 2005. The increase was primarily due to net growth in loans.

The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
	2006	2005	Amount	Percent
Cash, deposits and federal funds sold	$45,847	$59,439	$(13,592)	(22.9)%
Investment securities	366,347	343,259	23,088	6.7
Total loans and leases	1,321,299	1,249,652	71,647	5.7
Reserve for loan and lease losses	(14,280)	(13,363)	(917)	6.9
Premises and equipment, net	22,019	21,635	384	1.8
Goodwill and other intangibles, net	43,244	43,387	(143)	(0.3)
Cash surrender value of insurance policies	35,832	35,211	621	1.8
Other assets	31,265	30,089	1,176	3.9
Total assets	$1,851,573	$1,769,309	$82,264	4.6

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

Total investments increased primarily due to security purchases of $83.7 million that were offset by maturities of $39.3 million and sales and calls of $18.5 million.

Loans and Leases

Total loans and leases increased in the six months ended June 30, 2006 due to increases in commercial business loans and leases of $36.6 million, commercial real estate loans of $16.5 million, real estate construction loans of $15.9 million, non-real estate related loans to individuals of $5.6 million.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values, and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

When a loan or lease, including a loan or lease impaired under SFAS No. 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Cash basis, restructured and nonaccrual loans and leases totaled $9.8 million at June 30, 2006, $3.3 million at December 31, 2005 and $8.2 million at June 30, 2005 and consist mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2006 and 2005, nonaccrual loans and leases resulted in lost interest income of $233 thousand and $383 thousand, respectively. Loans and leases 90 days or more past due totaled $620 thousand at June 30, 2006, $610 thousand at December 31, 2005 and $498 thousand at June 30, 2005. Other real estate owned totaled $344 thousand at December 31, 2005 and $665 thousand at June 30, 2005. There was no other real estate owned at June 30, 2006. The Corporation's ratio of nonperforming assets to total loans and leases and other real estate owned was 0.79% at June 30, 2006, 0.34% at December 31, 2005 and .78% at June 30, 2005.

At June 30, 2006, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $9.8 million, all of which were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $1.9 million. At December 31, 2005, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $3.3 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.1 million. At June 30, 2005, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $8.2 million and the related reserve for loan and lease losses for those credits was $2.4 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The increase in impaired loans since December 31, 2005 was primarily due to deterioration in a $5.2 million commercial relationship.

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. Management's methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past credit loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan and lease portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due credits, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan or lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management's evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating credit losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired credits that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired credits are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or at the credit's observable market price or the fair value of the collateral if the credit is collateral dependent.

The specific reserve element is based on a regular analysis of impaired commercial and real estate credits. For these credits, the specific reserve established is based on an analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

The class reserve element is determined by an internal credit grading process in conjunction with associated allowance factors. The Corporation revises the class reserve factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan or lease pool classification.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded.

The reserve for loan and lease losses increased $917 thousand from December 31, 2005 to June 30, 2006 due to the need to increase the reserve for loan and lease growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.08% at June 30, 2006 and 1.07% at December 31, 2005.

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

Liabilities

Total liabilities increased since December 31, 2005 primarily due to an increase in deposits. Borrowings also increased which were partially offset by a decrease in other liabilities. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
	2006	2005	Amount	Percent
Deposits	$1,439,777	$1,366,715	$73,062	5.3%
Borrowings	211,486	196,761	14,725	7.5
Accrued expenses and other liabilities	22,194	32,753	(10,559)	(32.2)
Total liabilities	$1,673,457	$1,596,229	$77,228	4.8

Deposits

Total deposits grew at the Bank primarily due to increases in PLGIT deposits of $48.0 million. Growth in regular and money market savings accounts of $33.9 million were offset by decreases in interest-bearing checking accounts of $18.5 million and decreases in non-interest-bearing demand accounts of $15.4 million.

Borrowings

Long-term debt at June 30, 2006, includes $10.5 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $49.6 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $1.8 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings increased due to an increase of short-term FHLB borrowings of $35.7 million offset by decreases in the sweep accounts of $15.0 million.

Other Liabilities

Other liabilities decreased primarily due to payments made to private investors for participated loans and taxes paid.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2005 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
	2006	2005	Amount		Percent
Common stock	$74,370	$74,370	$	─	─	%
Additional paid-in capital	22,059	22,051		8	─
Retained earnings	121,381	114,346		7,035	6.2
Accumulated other comprehensive loss	(2,923)	(1,050)		(1,873)	(178.4)
Treasury stock	(36,771)	(36,637)		(134)	0.4
Total shareholders’ equity	$178,116	$173,080		$5,036	2.9

Retained earnings was favorably impacted by six months of net income of $12.2 million partially offset by cash dividends of $4.9 million declared during the first six months of 2006. Treasury stock increased slightly primarily due to purchases. There is a buyback program in place that as of June 30, 2006 allows the Corporation to purchase an additional 445,813 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $2.9 million, net of taxes, is included in shareholders' equity as of June 30, 2006. Accumulated other comprehensive loss related to debt securities of $989 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2005. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period decrease in accumulated other comprehensive income (loss) was a result of declines in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities, and a decline in the market value of municipal securities. The market value declines are attributable to increases, from December 31, 2005 to June 30, 2006, in the 2-, 3-, 5- and 10-year treasury yields, which ranged from 64 basis points to 72 basis points.

In the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. The accumulated other comprehensive loss related to interest-rate swaps, net of taxes, included in shareholders’ equity at June 30, 2006 and December 31, 2005 was $57 thousand and $61 thousand, respectively. Accumulated other comprehensive income (loss) related to interest-rate swaps reflects the current market value of the swap, net of taxes.

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

During the first quarter of 2006, the Corporation adopted SFAS 123R, “Accounting for Stock-based Compensation,” and added stock-based compensation to its list of critical accounting policies. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. During the first six months ended June 30, 2006, the Corporation recognized stock-based compensation expense of $258 thousand.

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

At June 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The impact of the interest-rate swap on net interest income for the six months ended June 30, 2006 was a negative $20 thousand. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk would exist because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. As of June 30, 2006, the market value of the interest-rate swap was in an unfavorable position of $88 thousand and there were no interest-rate swaps with a market value in a favorable position.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank obtained deposits from PLGIT to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Bank is not required to provide collateral on these deposits. These standby letters of credit are issued by the FHLB on behalf of the Corporation, which is the account party on the letters of credit and therefore is obligated to reimburse the FHLB for all payments made under the standby letter of credit. At June 30, 2006, the Bank had $98.0 million in PLGIT deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $359.2 million. At June 30, 2006, under the FHLB credit facilities, the Corporation's outstanding short-term and long-term borrowings totaled $85.3 million and PLGIT letters of credit totaled $100.7 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At June 30, 2006, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2006, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of June 30, 2006, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The Corporation had no forward contracts at June 30, 2006.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of June 30, 2006:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years

Long-term debt	$59,825	$3,717	$16,629	$34,192	$5,287
Subordinated capital notes	13,165	2,161	4,030	3,689	3,285
Trust preferred securities	68,587	1,759	3,518	3,518	59,792
Securities sold under agreement to repurchase	93,327	93,327	—	—	—
Other short-term borrowings	35,702	35,702	—	—	—
Time deposits	587,538	442,151	100,172	38,465	6,750
Operating leases	7,927	1,378	2,165	1,303	3,081
Standby and commercial letters of credit	55,357	47,472	7,885	—	—
Commitments to extend credit	591,379	117,993	198,942	29,218	245,226
PLGIT letters of credit	100,701	100,701	—	—	—
Total contractual obligations	$1,613,508	$846,361	$333,341	$110,385	$323,421

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not anticipate that SFAS 155 will have a material impact on their consolidated financial statements upon adoption. The Corporation has not completed its assessment of SFAS 155 and the impact, if any, on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method—amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method—measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement. The Corporation has not completed its assessment of SFAS 156 and the impact, if any, on the financial statements.

In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its assessment of FIN 48 and the impact, if any, on the financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.Controls and Procedures

Management is responsible for the disclosure controls and procedures of Univest Corporation of Pennsylvania (“Univest”). Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation Management believes that the financial information required to be disclosed in accordance with the Securities Exchange Act of 1934 is presented fairly, recorded, summarized and reported within the required time periods.

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2006.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2006	19,611	25.04	19,611	440,438
May 1 - 31, 2006	25,389	26.43	25,389	445,813
June 1 - 30, 2006	─	─	─	445,813
Total	45,000		45,000

1.	Transactions are reported as of settlement dates.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation’s Annual Meeting of Shareholders was held on April 11, 2006, the results of this meeting were disclosed in the Corporation’s Form 10-Q for March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibits

Exhibit 31.1
Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Wallace H. Bieler, Senior Executive Vice President, Chief Financial Officer, Chief Operation Officer and Corporate Secretary of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Univest Corporation of Pennsylvania (Registrant)

Date: August 4, 2006	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: August 4, 2006	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President, Chief Operation Officer and Chief Financial Officer