Form 10-Q
period 2006-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2006-11-08
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,984,041
(Title of Class)	(Number of shares outstanding at 9/30/06)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX

			Page Number
Part I.	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets at
		September 30, 2006 and December 31, 2005	1

		Condensed Consolidated Statements of Income for the Three and Nine
		Months Ended September 30, 2006 and 2005	2

		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2006 and 2005	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information:

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	33

	Item 4.	Submission of Matters to a Vote of Securities Holders	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS	($ in thousands)
Cash and due from banks	$44,871	$46,226
Interest-bearing deposits with other banks	655	563
Federal funds sold	924	12,650
Investment securities held-to-maturity (market value $12,820 and $14,686 at September 30, 2006 and December 31, 2005, respectively)	12,831	14,808
Investment securities available-for-sale	382,421	328,451
Loans and leases	1,370,620	1,249,652
Less: Reserve for loan and lease losses	(12,997)	(13,363)
Net loans and leases	1,357,623	1,236,289
Premises and equipment, net	22,326	21,635
Goodwill, net of accumulated amortization of $2,845 at September 30, 2006 and December 31, 2005	41,150	40,998
Other intangibles, net of accumulated amortization of $4,869 and $4,424 at September 30, 2006 and December 31, 2005, respectively	6,691	2,389
Cash surrender value of insurance policies	36,265	35,211
Accrued interest and other assets	31,640	30,089
Total assets	$1,937,397	$1,769,309

LIABILITIES
Demand deposits, noninterest-bearing	$228,646	$246,736
Demand deposits, interest-bearing	446,213	445,395
Savings deposits	189,970	192,154
Time deposits	598,887	482,430
Total deposits	1,463,716	1,366,715
Securities sold under agreements to repurchase	92,997	108,312
Other short-term borrowings	70,800	─
Accrued expenses and other liabilities	26,493	32,753
Long-term debt	67,154	56,580
Subordinated notes	10,125	11,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,751,904	1,596,229
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at September 30, 2006 and December 31, 2005; 14,873,904 shares and 14,873,904 shares issued and 12,984,041 and 12,947,001 shares outstanding at September 30, 2006 and December 31, 2005, respectively	74,370	74,370
Additional paid-in capital	22,376	22,051
Retained earnings	124,541	114,346
Accumulated other comprehensive loss, net of tax benefit	(60)	(1,050)
Treasury stock, at cost; 1,889,863 and 1,926,903 shares at September 30, 2006 and December 31, 2005, respectively	(35,734)	(36,637)
Total shareholders’ equity	185,493	173,080
Total liabilities and shareholders’ equity	$1,937,397	$1,769,309

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	($ in thousands, except per share data)
Interest and fees on loans and leases:
Taxable	$22,542	$17,866	$62,598	$49,861
Exempt from federal income taxes	1,003	807	2,860	2,403
Total interest and fees on loans and leases	23,545	18,673	65,458	52,264
Interest and dividends on investment securities:
Taxable	3,178	2,559	8,424	7,306
Exempt from federal income taxes	959	882	2,907	2,652
Other interest income	42	51	216	158
Total interest income	27,724	22,165	77,005	62,380
Interest expense
Interest on deposits	9,722	5,361	24,829	14,089
Interest on long-term debt and capital securities	1,264	1,123	3,607	3,214
Interest on short-term debt	1,091	480	2,375	1,029
Total interest expense	12,077	6,964	30,811	18,332
Net interest income	15,647	15,201	46,194	44,048
Provision for loan and lease losses	568	509	1,594	1,409
Net interest income after provision for loan and lease losses	15,079	14,692	44,600	42,639
Noninterest income
Trust fee income	1,363	1,301	4,362	3,964
Service charges on deposit accounts	1,748	1,803	5,091	5,147
Investment advisory commission and fee income	545	517	1,701	1,438
Insurance commission and fee income	1,233	846	3,534	2,779
Life insurance income	433	373	1,054	977
Other service fee income	893	790	2,437	2,335
Net gain on sales of securities	3	63	50	150
Net loss on disposition of fixed assets	─	(3)	(67)	(218)
Other	16	(134)	192	83
Total noninterest income	6,234	5,556	18,354	16,655
Noninterest expense
Salaries and benefits	7,051	6,766	21,554	20,039
Net occupancy	1,078	1,006	3,205	3,211
Equipment	829	741	2,406	2,212
Other	3,374	2,558	10,162	8,711
Total noninterest expense	12,332	11,071	37,327	34,173
Income before income taxes	8,981	9,177	25,627	25,121
Applicable income taxes	2,444	2,475	6,861	6,648
Net income	$6,537	$6,702	$18,766	$18,473
Net income per share:
Basic	$0.50	$0.52	$1.45	$1.43
Diluted	0.50	0.51	1.44	1.42
Dividends declared	0.20	0.19	0.58	0.53

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:	($ in thousands)
Net income	$18,766	$18,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,594	1,409
Depreciation of premises and equipment	1,627	1,470
Realized gains on investment securities	(50)	(150)
Realized losses on dispositions of fixed assets	67	218
Increase in cash surrender value of insurance policies	(1,054)	(977)
Other adjustments to reconcile net income to cash provided by operating activities	(446)	(997)
Increase in interest receivable and other assets	(1,475)	(1,036)
(Decrease) increase in accrued expenses and other liabilities	(7,672)	3,899
Net cash provided by operating activities	11,357	22,309
Cash flows from investing activities:
Net cash paid due to acquisitions	(4,330)	(200)
Net capital expenditures	(2,327)	(3,274)
Proceeds from maturing securities held-to-maturity	827	68,755
Proceeds from maturing securities available-for-sale	121,265	35,732
Proceeds from sales and calls of securities available-for-sale	22,298	10,514
Purchases of investment securities held-to-maturity	─	(49,885)
Purchases of investment securities available-for-sale	(194,655)	(83,259)
Proceeds from sales of mortgages	1,156	5,750
Purchases of lease financings	(10,412)	─
Net increase in loans and leases	(113,420)	(60,677)
Net (increase) decrease in interest-bearing deposits	(92)	114
Net decrease (increase) in federal funds sold	11,726	(2,494)
Net cash used in investing activities	(167,964)	(78,924)
Cash flows from financing activities:
Net increase in deposits	97,182	71,571
Net increase (decrease) in short-term borrowings	55,485	(3,304)
Issuance of long-term debt	20,000	─
Repayment of long-term debt	(9,075)	─
Repayment of subordinated debt	(1,125)	(1,125)
Purchases of treasury stock	(3,397)	(3,323)
Stock issued under dividend reinvestment and employee stock purchase plans	1,539	1,491
Proceeds from exercise of stock options, including tax benefits	2,026	2,201
Cash dividends paid	(7,383)	(6,491)
Net cash provided by financing activities	155,252	61,020
Net (decrease) increase in cash and due from banks	(1,355)	4,405
Cash and due from banks at beginning of year	46,226	35,876
Cash and due from banks at end of period	$44,871	$40,281

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$29,046	$17,758
Income taxes, net of refunds received	6,999	6,091

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC.

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
On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc. (“Balmer”), a full-service insurance agency, located in West Chester, Pennsylvania. The acquisition expands the Corporation’s growing insurance business and provides a prominent, competitive presence in Chester County. The Corporation has recorded additional intangible assets of $4.7 million for the Balmer acquisition based on a preliminary analysis of the purchase price and is subject to adjustment.

Note 2. Loans

The following is a summary of the major loan and lease categories:

($ in thousands)	At September 30, 2006	At December 31, 2005
Commercial, financial and agricultural	$454,176	$383,792
Real estate-commercial	359,299	349,384
Real estate-construction	135,326	110,032
Real estate-residential	304,313	303,994
Loans to individuals	106,945	102,095
Lease financings	11,628	415
Total gross loans and leases	1,371,687	1,249,712
Less: Unearned income	(1,067)	(60)
Total loans and leases	$1,370,620	$1,249,652

Net unamortized deferred loan and lease origination fees at September 30, 2006 and December 31, 2005 were $1.0 million and $1.5 million, respectively.

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reserve for loan and lease losses at beginning of period	$14,280	$13,252	$13,363	$13,099
Provision for loan and lease losses	568	509	1,594	1,409
Recoveries	110	139	512	916
Loans charged off	(1,961)	(1,190)	(2,472)	(2,714)
Reserve for loan and lease losses at period end	$12,997	$12,710	$12,997	$12,710

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at September 30, 2006 and December 31, 2005 is as follows:

	At September 30, 2006		At December 31, 2005
($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$4,918	$1,093	$3,263	$1,076
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	─		─
Recorded investment in impaired loans and leases at period-end	$4,918		$3,263
Recorded investment in nonaccrual and restructured loans and leases	$4,918		$3,263

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Nonaccrual and restructured loans and leases at period end	$4,918	$6,024	$4,918	$6,024
Average recorded investment in impaired loans and leases	7,915	7,384	5,658	9,047
Interest income that would have been recognized under original terms	86	61	319	444

No interest income was recognized on these loans for the three- and nine-month periods ended September 30, 2006 and 2005.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share - Net income	$6,537	$6,702	$18,766	$18,473
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	12,963	12,917	12,949	12,892
Effect of dilutive securities: Employee stock options	69	131	57	153
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,032	13,048	13,006	13,045
Basic earnings per share	$0.50	$0.52	$1.45	$1.43
Diluted earnings per share	$0.50	$0.51	$1.44	$1.42

As permitted under SFAS No. 123 (before revision), “Accounting for Stock-Based-Compensation” (“SFAS 123”), the Corporation applied the intrinsic value method of accounting for stock options and other awards granted to employees. Under that method, the Corporation did not recognize any compensation cost during 2005. Under the modified prospective method of transition under SFAS 123R, the Corporation is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the three- and nine-month periods ended September 30, 2006 are not directly comparable to the same periods in the prior year.

The following pro forma information is presented for comparative purposes and illustrates the effect on net income, basic earnings per share and fully-diluted earnings per share, assuming the estimated fair value based method of the options granted prior to January 1, 2006 were amortized to expense over the option-vesting period:

($ in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income as reported	$6,537	$6,702	$18,766	$18,473
Add: Stock-based compensation expense included in reported net income, net of tax	138	─	375	─
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax	138	118	375	270
Pro forma net income	$6,537	$6,584	$18,766	$18,203
Basic earnings per share:
As reported	$0.50	$0.52	$1.45	$1.43
Pro forma	$0.50	$0.51	$1.45	$1.41
Diluted earnings per share:
As reported	$0.50	$0.51	$1.44	$1.42
Pro forma	$0.50	$0.50	$1.44	$1.40

Note 5. Share-Based Compensation

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance, of which 882,226 shares were available for issuance at September 30, 2006. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is established by the Administrative Committee provided, however, that the purchase price will not be less than 85% of the lesser of the market price on the first day or last day of the offering period. Under SFAS 123R compensation expense must be recognized if the discount is greater than 5%.

The Corporation adopted the shareholders’ approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 246,737 options to purchase common shares outstanding at September 30, 2006 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. For the majority of options issued, after two years, 33 percent of the optioned shares are exercisable each year for a period not exceeding ten years. There were 1,232,701 common shares available for future grants and 267,254 options to purchase common shares outstanding at September 30, 2006 under the 2003 plan.

Activity under the 1993 and 2003 Long-term Incentive Plans was as follows:

($ in thousand except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at September 30, 2006
Outstanding at December 31, 2005	589,223	$21.57
Granted	37,500	25.01
Expired	(850)	28.27
Forfeited	(5,700)	25.46
Exercised	(106,182)	16.02
Outstanding at September 30, 2006	513,991	22.91	4.9	$11,777
Exercisable at September 30, 2006	259,548	20.82	2.2	5,404

During the first nine months of 2006 and 2005, proceeds from the exercise of stock options were $1.7 million and $1.9 million, respectively; the tax benefit recognized and recorded to additional paid in capital was $325 thousand and $314 thousand, respectively; and the intrinsic value of the options exercised was $1.3 million and $1.8 million, respectively.

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

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and for those shares granted prior to the effective date of adoption and that remain unvested on the date of adoption. There were no options granted in 2004. Options granted during Fiscal Years 2002, 2003 and 2005 which remained unvested on the date of adoption and options granted during 2006 will be expensed in 2006 and in future periods under the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For Fiscal Years
	2006	2005	2006	2005	2005	2004	2003	2002
Expected option life in years	─	─	8.9	8.6	8.7	─	8.0	5.0
Risk free interest rate	─	─	5.15%	4.00%	4.35%	─	3.04%	2.75%
Expected dividend yield	─	─	3.04%	2.38%	3.11%	─	2.11%	2.26%
Expected volatility	─	─	.309	.358	.335	─	.142	.219
Fair value of options	─	─	$7.96	$10.13	$7.69	─	$4.57	$3.93

During the third quarter of 2006, the Corporation recognized stock-based compensation expense of $144 thousand on stock options and $7 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $13 thousand. During the nine months ended September 30, 2006, the Corporation recognized stock-based compensation expense of $389 thousand on stock options and $20 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $34 thousand. At September 30, 2006, accrued stock-based compensation expense amounted to $386 thousand for stock options that the Corporation anticipates to vest over a weighted average period of 1.4 years. At September 30, 2006, there was $1.2 million of unrecognized expense related to stock options which is expected to be recognized over a weighted-average period of 3.0 years.

During the nine months ended September 30, 2006, the Corporation accelerated the vesting of 4,437 grants for employees as permitted under the 1993 and 2003 Long-Term Incentive Plans upon retirement. As a result of these modifications, additional compensation expense of $15 thousand was recognized.

The following table provides information about the change in nonvested options over the first nine months of 2006:
	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2005	227,080	$6.01
Granted	37,500	7.96
Vested	(4,437)	4.92
Forfeited	(5,700)	6.71
Nonvested options at September 30, 2006	254,443	6.30

Note 6. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$6,537	$6,702	$18,766	$18,473
Unrealized gain (loss) on cash flow hedges, net of tax	41	(29)	45	(29)
Unrealized gain (loss) on available-for-sale investment securities, net of tax	2,823	(1,750)	977	(2,436)
Less: reclassification adjustment for gains realized, net of tax, in net income	1	41	32	98
Total comprehensive income, net of tax	$9,400	$4,882	$19,756	$15,910

Note 7. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended September 30,
	2006	2005	2006	2005
	Retirement Plans		Other Postretirement
Service cost	$326	$300	$14	$13
Interest cost	406	389	20	18
Expected return on plan assets	(395)	(372)	─	─
Amortization of net loss	95	59	3	2
Amortization of prior service cost	(19)	(18)	(5)	(5)
Net periodic benefit cost	$413	$358	$32	$28

($ in thousands)	Nine Months Ended September 30,
	2006	2005	2006	2005
	Retirement Plans		Other Postretirement
Service cost	$1,013	$918	$43	$40
Interest cost	1,226	1,180	59	55
Expected return on plan assets	(1,171)	(1,132)	─	─
Amortization of net (gain) loss	261	166	3	6
Amortization of prior service cost	(55)	(55)	(15)	(15)
Net periodic benefit cost	$1,274	$1,077	$96	$86

The Corporation previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make payments of $1.5 million for its qualified and non-qualified retirement plans and $94 thousand for its other postretirement benefit plans in 2006. As of September 30, 2006, $1.2 million and $65 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the nine months ended September 30, 2006, the Corporation contributed $383 thousand and $65 thousand to its non-qualified retirement plans and other postretirement plans, respectively. The Corporation presently anticipates making essentially equal payments for the remaining quarter in 2006 to fund the non-qualified retirement plan and other postretirement plans.

Note 8. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At September 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. At September 30, 2006, the market value of the interest-rate swaps in an unfavorable position was $25 thousand and there were no interest-rate swaps with a market value in a favorable position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation has not completed its assessment of SFAS 157 and the impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Corporation has not completed its assessment of SFAS 158, but anticipates recording a reduction to Shareholders’ Equity in Net Other Comprehensive Loss during the fourth quarter of 2006.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) Staff issued Statement of Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. Implementation of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Corporation did not early adopt SAB No. 108.  The Corporation has not yet determined whether this interpretation will have a material impact on its consolidated financial statements upon adoption.

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

On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc. (“Balmer”), a full-service insurance agency, located in West Chester, Pennsylvania. The acquisition expands the Corporation’s growing insurance business and provides a prominent, competitive presence in Chester County. The Corporation recorded additional intangible assets of $4.7 million related to this acquisition based on a preliminary analysis of the purchase price and is subject to adjustment.

Executive Overview

The Corporation recorded net income for the nine months ended September 30, 2006 of $18.8 million, a 1.6% increase over the September 30, 2005 period. Both basic and diluted net income per share increased 1.4%.

Average earning assets increased $131.1 million and average interest-bearing liabilities increased $118.1 million when comparing the nine-month periods ended September 30, 2006 and 2005. Increased rates on commercial business loans and commercial and construction real estate loans, partially offset by increased rates on money market savings and certificates of deposits, contributed to a $2.1 million increase in net interest income. The tax-equivalent net interest margin declined slightly to 3.9% for the nine-month period ended September 30, 2006 compared to 4.0% for the same period in 2005.

Non-interest income grew 10.2%, when comparing the nine-month periods ended September 30, 2006 to 2005, primarily due to increases in insurance commissions and fee income, investment advisory commissions and fee income, and trust fee income. Non-interest expense grew 9.2% primarily due to an increase in salary and employee benefit expense as well as an increase in the capital shares tax.

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

Results of Operations - Three Months Ended September 30, 2006 Versus 2005

The Corporation’s consolidated net income and earnings per share for the three months ended September 30, 2006 and 2005 were as follows:

($ in thousands, except per share data)	Three Months Ended September 30,		Change
	2006	2005	Amount	Percent
Net income	$6,537	$6,702	($165)	(2.46%)
Net income per share:
Basic	$0.50	$0.52	($ 0.02)	(3.8%)
Diluted	0.50	0.51	(0.01)	(2.0%)

Return on average shareholders' equity was 14.36% and return on average assets was 1.39% for the three months ended September 30, 2006 compared to 15.81% and 1.56%, respectively, for the same period in 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended September 30, 2006 and 2005. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $446 thousand for the three months ended September 30, 2006 compared to 2005 primarily due to increased rates on commercial loans and commercial real estate and construction loans, partially offset by increased rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.8% and 4.1% for the three-month periods ended September 30, 2006 and 2005, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.3% for the three months ended September 30, 2006 compared to 3.7% for the same period in 2005. The effect of net interest free funding sources increased to 0.5% for the three months ended September 30, 2006 compared to 0.4% for the same period in 2005; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended September 30,
	2006			2005
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$663	$7	4.2%	$651	$4	2.5%
U.S. Government obligations	159,125	1,456	3.7	169,346	1,418	3.3
Obligations of states & political subdivisions	83,566	1,474	7.1	77,695	1,355	7.0
Other securities	131,419	1,697	5.2	104,167	1,116	4.3
Federal Reserve bank stock	1,687	25	5.9	1,687	25	5.9
Federal funds sold	2,815	35	5.0	4,759	47	4.0
Total interest-earning deposits, investments and federal funds sold	379,275	4,694	5.0	358,305	3,965	4.4
Commercial, financial and agricultural loans and leases	415,686	7,950	7.7	347,785	5,746	6.6
Real estate─commercial and construction loans	430,982	8,564	7.9	390,686	6,812	7.0
Real estate─residential loans	301,296	4,156	5.5	298,901	3,864	5.2
Loans to individuals	107,359	1,872	7.0	90,664	1,444	6.4
Municipal loans	90,710	1,357	6.0	83,023	1,134	5.5
Gross loans and leases	1,346,033	23,899	7.1	1,211,059	19,000	6.3
Total interest-earning assets	1,725,308	28,593	6.6	1,569,364	22,965	5.8
Cash and due from banks	42,330			42,551
Reserve for loan losses	(14,278)			(13,272)
Premises and equipment, net	22,142			21,030
Other assets	109,924			104,298
Total assets	$1,885,426			$1,723,971
Liabilities:
Interest-bearing checking deposits	$132,672	69	0.2	$146,861	40	0.1
Money market savings	330,013	3,187	3.9	278,466	1,600	2.3
Regular savings	194,999	499	1.0	208,696	146	0.3
Certificates of deposit	537,524	5,592	4.2	450,868	3,407	3.0
Time open & club accounts	31,495	375	4.8	21,667	168	3.1
Total time and interest-bearing deposits	1,226,703	9,722	3.2	1,106,558	5,361	1.9
Federal funds purchased	12,853	172	5.4	5,940	56	3.8
Securities sold under agreements to repurchase	92,623	516	2.2	96,547	400	1.7
Other short-term borrowings	33,545	403	4.8	2,623	24	3.7
Long-term debt	57,201	649	4.5	56,761	622	4.4
Subordinated notes and capital securities	30,752	615	8.0	32,244	501	6.2
Total borrowings	226,974	2,355	4.2	194,115	1,603	3.3
Total interest-bearing liabilities	1,453,677	12,077	3.3	1,300,673	6,964	2.1
Demand deposits, non-interest bearing	227,389			233,247
Accrued expenses & other liabilities	22,239			20,538
Total liabilities	1,703,305			1,554,458
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,178			21,787
Retained earnings and other equity	85,573			73,356
Total shareholders’ equity	182,121			169,513
Total liabilities and shareholders’ equity	$1,885,426			$1,723,971

Net interest income		$16,516			$16,001

Net interest spread			3.3			3.7
Effect of net interest-free funding sources			0.5			0.4
Net interest margin			3.8%			4.1%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.7%			120.7%

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

	The Three Months Ended September 30, 2006 Versus 2005
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$—	$3	$3
U.S. Government obligations	(131)	169	38
Obligations of states & political subdivisions	100	19	119
Other securities	347	234	581
Federal Reserve bank stock	—	—	—
Federal funds sold	(24)	12	(12)
Interest on deposits, investments and federal funds sold	292	437	729
Commercial , financial and agricultural loans and leases	1,248	956	2,204
Real estate─commercial and construction loans	873	879	1,752
Real estate─residential loans	68	224	292
Loans to individuals	292	136	428
Municipal loans	119	104	223
Interest and fees on loans and leases	2,600	2,299	4,899
Total interest income	2,892	2,736	5,628
Interest expense:
Interest checking deposits	(8)	37	29
Money market savings	473	1,114	1,587
Regular savings	(12)	365	353
Certificates of deposit	832	1,353	2,185
Time open & club accounts	115	92	207
Interest on deposits	1,400	2,961	4,361
Federal funds purchased	92	24	116
Securities sold under agreement to repurchase	(5)	121	116
Other short-term borrowings	372	7	379
Long-term debt	13	14	27
Subordinated notes and capital securities	(31)	145	114
Interest on borrowings	441	311	752
Total interest expense	1,841	3,272	5,113
Net interest income	$1,051	$(536)	$515

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

The growth in interest and fees on loans and leases is due primarily to volume and rate increases on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 104 basis points, primarily due to a 183 basis point increase in the average prime rate, for the three months ended September 30, 2006 compared to the same period in 2005; which, along with average volume increases of $67.9 million, contributed to a $2.2 million increase in interest income. The average yield on commercial and construction real estate loans increased by 98 basis points; this along with average volume increases of $40.3 million contributed to a $1.8 million increase in interest income. The average volume of loans to individuals increased $16.7 million, primarily contributing to an increase in interest income of $428 thousand.

Interest Expense

The Corporation’s average rate on deposits increased 123 basis points for the three months ended September 30, 2006 compared to the same period in 2005. The average rate paid on money market savings increased 156 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $1.6 million increase in interest expense. Interest on certificates of deposit increased $2.2 million, due to a 114 basis-point increase in average rate and average volume increases of $86.7 million. Since August 2004, the Bank obtained deposits from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, the Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT deposits increased $49.6 million comparing the three months ended September 30, 2006 over the same period in 2005.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $611 thousand during the three months ended September 30, 2006 compared to 2005 primarily due to an increase in short-term FHLB borrowings.

Interest on long-term borrowings increased primarily due to a 178 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to Three Month London Interbank Offer Rate (“LIBOR”) increases which affect the variable rate paid on the trust preferred securities.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2006. The provision for the three months ended September 30, 2006 and 2005 was $568 thousand and $509 thousand, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance policies. Total non-interest income increased during the three months ended September 30, 2006 compared to 2005 primarily due to higher insurance commission and fee income resulting from the acquisition of B. G. Balmer & Company, Inc. (“Balmer”) during the third quarter of 2006.

	For the Three Months Ended September 30,		Change
	2006	2005	Amount	Percent
Trust fee income	$1,363	$1,301	$62	4.8%
Service charges on deposit accounts	1,748	1,803	(55)	(3.1)
Investment advisory commission and fee income	545	517	28	5.4
Insurance commission and fee income	1,233	846	387	45.7
Life insurance income	433	373	60	16.1
Other service fee income	893	790	103	13.0
Net gain on sales of securities	3	63	(60)	(95.2)
Net loss on dispositions of fixed assets	-	(3)	3	100.0
Other	16	(134)	150	111.9
Total non-interest income	$6,234	$5,556	$678	12.2

Trust fee income increased in 2006 over 2005 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts decreased for the third quarter in 2006 compared to 2005 primarily due to a reduction in checking account service charges.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase recognized on these policies was greater in the third quarter of 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2006 over 2005 primarily due to increases in Mastermoney fees and mortgage placement income.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. The Corporation recognized smaller losses on investments in partnerships when comparing September 30, 2006 to the same period in 2005.

Gains on Sale of Assets

Sales of $390 thousand in mortgage loans during the three months ended September 30, 2006 resulted in gains of $12 thousand compared to sales of $1.1 million for gains of $2 thousand for the three months ended September 30, 2005.

During the three months ended September 30, 2006, approximately $31 thousand of securities were sold recognizing gains of $3 thousand. During the three months ended September 30, 2005, $7.7 million of securities were sold recognizing gains of $63 thousand.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2006	2005	Amount	Percent
Salaries and benefits	$7,051	$6,766	$285	4.2%
Net occupancy	1,078	1,006	72	7.2
Equipment	829	741	88	11.9
Other	3,374	2,558	816	31.9
Total non-interest expense	$12,332	$11,071	$1,261	11.4

Salary and benefits increased due to the normal annual increases, the recognition of stock-based compensation expense of $151 thousand, and increased pension costs of $80 when compared to the same period in 2005. Occupancy expense increased primarily due to the increase of rental expense as the result of the acquisition Balmer. Equipment expense increased due to depreciation on assets purchased for new branches opened in 2005. Other expenses increased primarily due to bank shares tax overpayments and credits utilized in 2005 which were no longer available in 2006 and reductions taken in 2005 in loss contingency reserves.

Tax Provision

The provision for income taxes was $2.4 million for the three months ended September 30, 2006 compared to $2.5 million in 2005, at effective rates of 27.21% and 26.97%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to a decrease in low-income housing credits and non-deductible stock option compensation expense, partially offset by an increase in tax-exempt income and a decrease in pre-tax income.

Results of Operations - Nine Months Ended September 30, 2006 Versus 2005

The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2006 and 2005 were as follows:

($ in thousands, except per share data)	For the Nine Months Ended September 30,		Change
	2006	2005	Amount	Percent
Net income	$18,766	$18,473	$293	1.59%
Net income per share:
Basic	$1.45	$1.43	$0.02	1.40%
Diluted	1.44	1.42	0.02	1.41

Return on average shareholders' equity was 14.04% and return on average assets was 1.37% for the nine months ended September 30, 2006 compared to 14.86% and 1.46%, respectively, for the same period in 2005.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the nine months ended September 30, 2006 and 2005. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $2.1 million for the nine months ended September 30, 2006 compared to 2005 primarily due to increased rates on commercial loans and commercial real estate and construction loans, partially offset by increased rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.9% for the nine-month period ended September 30, 2006 and 4.0% for the same period in 2005. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.4% for the nine months ended September 30, 2006 compared to 3.7% for the same period in 2005. The effect of net interest free funding sources increased to 0.5% for the nine months ended September 30, 2006 compared to 0.3% for the same period in 2005; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Nine Months Ended September 30,
	2006			2005
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$647	$19	3.9%	$693	$12	2.3%
U.S. Government obligations	154,183	4,067	3.5	157,805	3,864	3.3
Obligations of states & political subdivisions	84,210	4,467	7.1	78,016	4,076	7.0
Other securities	115,106	4,281	5.0	104,492	3,366	4.3
Federal Reserve bank stock	1,687	76	6.0	1,687	76	6.0
Federal funds sold	5,525	197	4.8	6,413	146	3.0
Total interest-earning deposits, investments and federal funds sold	361,358	13,107	4.8	349,106	11,540	4.4
Commercial, financial and agricultural loans and leases	388,272	21,462	7.4	339,250	15,603	6.1
Real estate─commercial and construction loans	418,428	23,585	7.5	388,263	19,465	6.7
Real estate─residential loans	302,955	12,285	5.4	296,918	11,284	5.1
Loans to individuals	106,821	5,266	6.6	78,408	3,509	6.0
Municipal loans	88,285	3,926	5.9	83,121	3,408	5.5
Gross loans and leases	1,304,761	66,524	6.8	1,185,960	53,269	6.0
Total interest-earning assets	1,666,119	79,631	6.4	1,535,066	64,809	5.6
Cash and due from banks	40,707			39,809
Reserve for loan losses	(13,964)			(13,100)
Premises and equipment, net	21,946			20,569
Other assets	107,081			103,301
Total assets	$1,821,889			$1,685,645
Liabilities:
Interest-bearing checking deposits	$137,422	143	0.1	$152,104	126	0.1
Money market savings	310,291	8,099	3.5	268,230	3,896	1.9
Regular savings	196,125	1,011	0.7	212,004	444	0.3
Certificates of deposit	517,630	14,768	3.8	433,266	9,301	2.9
Time open & club accounts	24,970	808	4.3	17,066	322	2.5
Total time and interest-bearing deposits	1,186,438	24,829	2.8	1,082,670	14,089	1.7
Federal funds purchased	5,947	234	5.3	6,326	149	3.1
Securities sold under agreements to repurchase	94,996	1,517	2.1	95,297	856	1.2
Other short-term borrowings	17,748	624	4.7	884	24	3.6
Long-term debt	56,532	1,861	4.4	56,877	1,815	4.3
Subordinated notes and capital securities	31,125	1,746	7.5	32,618	1,399	5.7
Total borrowings	206,348	5,982	3.9	192,002	4,243	2.9
Total interest-bearing liabilities	1,392,786	30,811	3.0	1,274,672	18,332	1.9
Demand deposits, non-interest bearing	227,835			223,952
Accrued expenses & other liabilities	23,078			21,260
Total liabilities	1,643,699			1,519,884
Shareholders’ Equity:
Common stock	74,370			66,470
Additional paid-in capital	22,097			21,691
Retained earnings and other equity	81,723			77,600
Total shareholders’ equity	178,190			165,761
Total liabilities and shareholders’ equity	$1,821,889			$1,685,645

Net interest income		$48,820			$46,477

Net interest spread			3.4			3.7
Effect of net interest-free funding sources			0.5			0.3
Net interest margin			3.9%			4.0%
Ratio of average interest-earning assets to average interest-bearing liabilities	120.1%			120.4%

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

	The Nine Months Ended September 30, 2006 Versus 2005
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(1)	$8	$7
U.S. Government obligations	(34)	237	203
Obligations of states & political subdivisions	332	59	391
Other securities	366	549	915
Federal Reserve bank stock	—	—	—
Federal funds sold	(36)	87	51
Interest on deposits, investments and federal funds sold	627	940	1,567
Commercial, financial and agricultural loans and leases	2,551	3,308	5,859
Real estate─commercial and construction loans	1,790	2,330	4,120
Real estate─residential loans	333	668	1,001
Loans to individuals	1,404	353	1,757
Municipal loans	269	249	518
Interest and fees on loans and leases	6,347	6,908	13,255
Total interest income	6,974	7,848	14,822
Interest expense:
Interest checking deposits	17	—	17
Money market savings	984	3,219	4,203
Regular savings	(69)	636	567
Certificates of deposit	2,542	2,925	5,467
Time open & club accounts	256	230	486
Interest on deposits	3,730	7,010	10,740
Federal funds purchased	(19)	104	85
Securities sold under agreement to repurchase	18	643	661
Other short-term borrowings	593	7	600
Long-term debt	3	43	46
Subordinated notes and capital securities	(93)	440	347
Interest on borrowings	502	1,237	1,739
Total interest expense	4,232	8,247	12,479
Net interest income	$2,742	$(399)	$2,343

Notes:  Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

Interest on deposits, investments and federal funds sold increased primarily due to rate increases on mortgage-backed securities and U.S. Government obligations and volume increases in mortgage-backed securities and obligations of state and political subdivisions.

The growth in interest and fees on loans and leases is due primarily to increased rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 124 basis points, primarily due to a 194 basis point increase in the average prime rate, for the nine months ended September 30, 2006 compared to the same period in 2005; which, along with average volume increases of $49.0 million, contributed to a $5.9 million increase in interest income. The average yield on commercial and construction real estate loans increased by 84 basis points; this along with average volume increases of $30.2 million contributed to a $4.1 million increase in interest income. The average volume of loans to individuals increased $28.4 million, primarily contributing to an increase in interest income of $1.8 million.

Interest Expense

The Corporation’s average rate on deposits increased 105 basis points for the nine months ended September 30, 2006 compared to the same period in 2005. The average rate paid on money market savings increased 154 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $4.2 million increase in interest expense. Interest on certificates of deposit increased $5.5 million, due to a 94 basis-point increase in average rate and average volume increases of $84.4 million. The average balance of PLGIT deposits increased $48.3 million comparing the nine months ended September 30, 2006 over the same period in 2005.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $1.3 million during the nine months ended September 30, 2006 compared to 2005 primarily due to rate increases on sweep accounts and volume increases in short-term FHLB borrowings.

Interest on long-term borrowings increased primarily due to a 176 basis point increase in the rate paid on subordinated notes and trust preferred securities. This increase in rate was due to LIBOR increases which affect the variable rate paid on the trust preferred securities.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2006. The provision for the nine months ended September 30, 2006 and 2005 was $1.6 million and $1.4 million, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total non-interest income increased during the nine months ended September 30, 2006 compared to 2005 primarily due to higher insurance commissions and fees, investment advisory commission as well as trust commissions.

	For the Nine Months Ended September 30,		Change
	2006	2005	Amount	Percent
Trust fee income	$4,362	$3,964	$398	10.0%
Service charges on deposit accounts	5,091	5,147	(56)	(1.1)
Investment advisory commission and fee income	1,701	1,438	263	18.3
Insurance commission and fee income	3,534	2,779	755	27.2
Life insurance income	1,054	977	77	7.9
Other service fee income	2,437	2,335	102	4.4
Net gain on sales of securities	50	150	(100)	(66.7)
Net loss on dispositions of fixed assets	(67)	(218)	151	69.3
Other	192	83	109	131.3
Total non-interest income	$18,354	$16,655	$1,699	10.2

Trust fee income increased in 2006 over 2005 primarily due to an increase in the number and market value of managed accounts. Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Insurance commission and fee income increased due to an increase in contingent commissions received during the first quarter 2006 as well as the acquisition of Balmer in the third quarter of 2006. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase recognized on these policies was slightly more in the 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased slightly in 2006 over 2005 primarily due to increases in Mastermoney fees and miscellaneous fee income that was offset by a reduction of mortgage servicing income.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. The Corporation recognized $139 thousand in gains on sales of other real estate owned during the nine months of 2006 as discussed below. Additionally, larger losses were recognized on investments in partnerships when comparing September 30, 2006 to the same period in 2005.

Gains on Sale of Assets

Sales of $1.1 million in mortgage loans during the first nine months ended September 30, 2006 resulted in gains of $30 thousand compared to sales of $5.7 million for gains of $56 thousand for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006 and 2005, approximately $1.6 million and $10.0 million of securities were sold recognizing gains $4 thousand and $150 thousand, respectively. During the nine months ended September 30, 2006, the Corporation also received $46 thousand resulting from the mandatory sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

During the nine months ended September 30, 2006, the Corporation relocated a banking office within one of its supermarket locations and recognized a loss of $65 thousand. During the nine months ended September 30, 2005 the Corporation closed two of its supermarket banking offices and retired additional long-term assets replaced by the new Kulpsville branch resulting in net losses of the disposition of fixed assets of $215 thousand.

During the nine months ended September 30, 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during the nine months ended September 30, 2005.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2006	2005	Amount	Percent
Salaries and benefits	$21,554	$20,039	$1,515	7.6%
Net occupancy	3,205	3,211	(6)	(0.2)
Equipment	2,406	2,212	194	8.8
Other	10,162	8,711	1,451	16.7
Total non-interest expense	$37,327	$34,173	$3,154	9.2

Salary and benefits increased due to the normal annual increases, the recognition of stock-based compensation expense of $409 thousand, increased hospital and medical expenses of $90 thousand, increased payroll taxes of $191 thousand and increased pension cost of $185 thousand when compared to the same period in 2005. Equipment expense increased due to depreciation on assets purchased for new branches opened in 2005. Other expenses increased primarily due to bank shares tax overpayments and credits utilized in 2005 which were no longer available in 2006 and reductions taken in 2005 in loss contingency reserves. These increases were partially offset by decreases in legal fees associated with loan work-outs.

Tax Provision

The provision for income taxes was $6.9 million for the nine months ended September 30, 2006 compared to $6.6 million in 2005, at effective rates of 26.77% and 26.46%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the nine-month periods is primarily due to an increase in pre-tax income, non-deductible stock-based compensation expense and a decrease in low-income housing credits, partially offset by an increase in tax-exempt income.

Financial Condition

Assets

Total assets increased $168.1 million since December 31, 2005. The increase was primarily due to net growth in loans.

The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
	2006	2005	Amount	Percent
Cash, deposits and federal funds sold	$46,450	$59,439	$(12,989)	(21.9)%
Investment securities	395,252	343,259	51,993	15.1
Total loans and leases	1,370,620	1,249,652	120,968	9.7
Reserve for loan and lease losses	(12,997)	(13,363)	366	2.7
Premises and equipment, net	22,326	21,635	691	3.2
Goodwill and other intangibles, net	47,841	43,387	4,454	10.3
Cash surrender value of insurance policies	36,265	35,211	1,054	3.0
Other assets	31,640	30,089	1,551	5.2
Total assets	$1,937,397	$1,769,309	$168,088	9.5

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

Total investments increased primarily due to security purchases of $194.7 million that were partially offset by maturities of $122.1 million and sales and calls of $22.2 million.

Loans and Leases

Total loans and leases increased in the nine months ended September 30, 2006 due to increases in commercial business loans of $70.4 million, commercial real estate loans of $9.9 million, real estate construction loans of $25.3 million, lease financings of $10.2 million and non-real estate related loans to individuals of $4.9 million.

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

Cash basis, restructured and nonaccrual loans and leases totaled $4.9 million at September 30, 2006, $3.3 million at December 31, 2005 and $6.0 million at September 30, 2005 and consist mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2006 and 2005, nonaccrual loans and leases resulted in lost interest income of $319 thousand and $444 thousand, respectively. Loans and leases 90 days or more past due totaled $1.7 million at September 30, 2006, $610 thousand at December 31, 2005 and $786 thousand at September 30, 2005. Other real estate owned totaled $344 thousand at December 31, 2005 and $732 thousand at September 30, 2005. There was no other real estate owned at September 30, 2006. The Corporation's ratio of nonperforming assets to total loans and leases and other real estate owned was 0.48% at September 30, 2006, 0.34% at December 31, 2005 and .61% at September 30, 2005.

At September 30, 2006, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $4.9 million, all of which were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $1.1 million. At December 31, 2005, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $3.3 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.1 million. At September 30, 2005, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $6.0 million and the related reserve for loan and lease losses for those credits was $815 thousand. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

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

The reserve for loan and lease losses decreased $366 thousand from December 31, 2005 to September 30, 2006 due to two large charge-offs for a commercial customer of $1.4 million that occurred in the third quarter partially offset by a decrease in reserve resulting from payoffs of nonaccrual loans. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 0.95% at September 30, 2006 and 1.07% at December 31, 2005.

Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”). In accordance with the provisions of SFAS 142, the Corporation completes annual impairment tests during the fourth quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The Corporation also has goodwill of $41.2 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually. During the third quarter 2006, the Corporation recorded $4.7 of intangible assets as a result of the Balmer acquisition.

Liabilities

Total liabilities increased since December 31, 2005 primarily due to an increase in deposits. Borrowings also increased which were partially offset by a decrease in other liabilities. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
	2006	2005	Amount	Percent
Deposits	$1,463,716	$1,366,715	$97,001	7.1%
Borrowings	261,695	196,761	64,934	33.0
Accrued expenses and other liabilities	26,493	32,753	(6,260)	(19.1)
Total liabilities	$1,751,904	$1,596,229	$155,675	9.8

Deposits

Total deposits grew at the Bank primarily due to increases in PLGIT deposits of $43.0 million and $40.0 million in brokered CD's. Growth in money market savings accounts of $23.5 million was offset by decreases in interest-bearing checking accounts of $22.7 million and decreases in non-interest-bearing demand accounts of $17.7 million.

Borrowings

Long-term borrowings at September 30, 2006, included $10.1 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $65.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $1.7 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings increased due to an increase of short-term FHLB borrowings of $44.2 million as well as an increase of federal funds purchased of $26.6 million which were offset by decreases in the sweep accounts of $15.3 million.

Other Liabilities

Other liabilities decreased primarily due to payments made to private investors for participated loans and taxes paid.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2005 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
	2006	2005	Amount		Percent
Common stock	$74,370	$74,370	$	─	─	%
Additional paid-in capital	22,376	22,051		325	1.5
Retained earnings	124,541	114,346		10,195	8.9
Accumulated other comprehensive loss	(60)	(1,050)		990	94.3
Treasury stock	(35,734)	(36,637)		903	2.5
Total shareholders’ equity	$185,493	$173,080		$12,413	7.2

Retained earnings were favorably impacted by nine months of net income of $18.8 million partially offset by cash dividends of $7.5 million declared during the nine months of 2006. Treasury stock decreased slightly primarily due to the exercise of stock options. There is a buyback program in place that as of September 30, 2006 allows the Corporation to purchase an additional 489,439 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to securities of $44 thousand, net of taxes, is included in shareholders' equity as of September 30, 2006. Accumulated other comprehensive loss related to securities of $989 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2005. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period increase in accumulated other comprehensive income (loss) was a result of increases in the market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities, partially offset by a decline in the market value of municipal securities. The market value increases are attributable to increases, from December 31, 2005 to September 30, 2006, in the 2-, 3-, 5- and 10-year treasury yields, which ranged from 27 basis points to 30 basis points.

In the third quarter of 2005, the Corporation entered into an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. The accumulated other comprehensive loss related to interest-rate swaps, net of taxes, included in shareholders’ equity at September 30, 2006 and December 31, 2005 was $16 thousand and $61 thousand, respectively. Accumulated other comprehensive income (loss) related to interest-rate swaps reflects the current market value of the swap, net of taxes.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

During the first quarter of 2006, the Corporation adopted SFAS 123R, “Accounting for Stock-based Compensation,” and added stock-based compensation to its list of critical accounting policies. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. During the nine months ended September 30, 2006, the Corporation recognized stock-based compensation expense of $409 thousand.

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

At September 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expires on November 2, 2006.

The impact of the interest-rate swap on net interest income for the nine months ended September 30, 2006 was a negative $125 thousand. The Corporation’s credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Corporation. Credit risk would exist because the counterparty to a derivative contract with an unrealized gain might fail to perform according to the terms of the agreement. As of September 30, 2006, the market value of the interest-rate swap was in an unfavorable position of $25 thousand and there were no interest-rate swaps with a market value in a favorable position.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank obtained deposits from PLGIT to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Bank is not required to provide collateral on these deposits. These standby letters of credit are issued by the FHLB on behalf of the Corporation, which is the account party on the letters of credit and therefore is obligated to reimburse the FHLB for all payments made under the standby letter of credit. At September 30, 2006, the Bank had $93.0 million in PLGIT deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $350.0 million. At September 30, 2006, under the FHLB credit facilities, the Corporation's outstanding short-term and long-term borrowings totaled $109.7 million and PLGIT letters of credit totaled $96.0 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $70 million. At September 30, 2006, there were $26.6 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2006, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of September 30, 2006, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of September 30, 2006:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$77,401	$4,494	$23,471	$44,196	$5,240
Subordinated capital notes	12,646	2,137	4,019	3,639	2,851
Trust preferred securities	67,288	1,727	3,455	3,454	58,652
Securities sold under agreement to repurchase	93,002	93,002	─	─	─
Other short-term borrowings	70,803	70,803	─	─	─
Time deposits	621,516	513,365	69,739	34,704	3,708
Operating leases	8,715	1,497	2,345	1,574	3,299
Standby and commercial letters of credit	57,980	49,998	7,982	─	─
Forward contracts	225	225	─	─	─
Commitments to extend credit	458,405	115,808	69,356	24,386	248,855
PLGIT letters of credit	96,010	96,010	─	─	─
Total contractual obligations	$1,563,991	$949,066	$180,367	$111,953	$322,605

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation has not completed its assessment of SFAS 157 and the impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Corporation has not completed its assessment of SFAS 158, but anticipated recording a reduction to Shareholders’ Equity in Net Other Comprehensive Loss during the fourth quarter of 2006.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) Staff issued Statement of Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. Implementation of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Corporation did not early adopt SAB No. 108.  The Corporation has not yet determined whether this interpretation will have a material impact on its consolidated financial statements upon adoption.

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

As of September 30, 2006 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2006	34,671	$27.97	34,671	464,463
August 1 - 31, 2006	5,189	29.53	5,189	473,254
September 1 - 30, 2006	2,754	29.83	2,754	489,439
Total	42,614		42,614

1.	Transactions are reported as of settlement dates.
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

Univest Corporation of Pennsylvania (Registrant)

Date: November 3, 2006	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: November 3, 2006	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President,
Chief Operation Officer and Chief Financial Officer