Form 10-K
period 2006-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2007-03-08
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2006

Commission File number 0-7617

Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)

14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code
(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of Shares Outstanding at 1/31/07

Common Stock, $5 par value	13,010,898

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $306,138,207 as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 10, 2007.

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Vanguard Leasing, Inc., a wholly owned subsidiary of the Bank, is located in Pennsylvania and provides lease financing. Delview, Inc., a wholly owned subsidiary of the Bank, is a passive investment holding company located in Delaware. Delview provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries.

Univest Reinsurance Corporation, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the Bank.

Univest Delaware, Inc. is a passive investment holding company located in Delaware.

Univest Investments, Inc., Univest Insurance, Inc., Vanguard Leasing, Inc. and Univest Reinsurance Corporation were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Vanguard Leasing and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.

Employees

As of December 31, 2006, the Corporation and its subsidiaries employed five hundred twenty-four (524) persons.

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

Other competitors, including credit unions, consumer finance companies, insurance companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Vanguard Leasing, Inc., Univest Investments, Inc. and Univest Insurance, Inc.

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

The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act (the “Act”). The Act provides a regulatory framework for regulation through the financial holding company, which has the Board as its umbrella regulator. The Gramm-Leach-Bliley Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The Act provides a federal right to privacy of non-public personal information of individual customers.

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies. SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”). Pursuant to Section 404 of SOX (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2004 and has continued to be in compliance during 2006. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

Statistical Disclosure

The Corporation was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and Trust Company of Souderton and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, the Corporation acquired the outstanding stock of Union National Bank and Trust Company of Souderton and on August 1, 1990 acquired the stock of Pennview Savings Bank. On January 18, 2003, Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Co. or the Bank, as previously defined. Two subsidiaries were incorporated on September 8, 1998 in the State of Delaware as passive investment companies: Univest Delaware, Inc. and Delview, Inc. Univest Delaware, Inc. is wholly owned by the Corporation; Delview, Inc. is wholly owned by the Bank. Univest Insurance, Inc. and Univest Investments, Inc. are wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 3, 2001, Donald K. Martin & Company on December 13, 2004 and B. G. Balmer and Co. on July 28, 2006. The Bank acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003. Both First County Bank and Suburban Community Bank were merged into the Bank. In May 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc., which is incorporated under Pennsylvania law.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2006 to each shareholder who requests one in writing after March 31, 2007. Requests should be directed to: Wallace H. Bieler, Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

The Corporation’s filings are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the hours of operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the Corporation’s SEC filings electronically at www.sec.gov.

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

As of December 31, 2006, approximately 70.9% of our loan and lease portfolio consisted of commercial, industrial, construction, and commercial real estate loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs, as described below.

The Corporation’s Allowance for Possible Loan and Lease Losses May be Insufficient

An allowance for possible loan losses, a reserve established through a provision for possible loan losses charged to expense, represents management’s best estimate of probable losses within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, unidentified losses inherent in the current loan portfolio, and present economic, political and regulatory conditions. Although we evaluate every loan we make against our underwriting criteria, we may experience losses due to factors beyond our control, which may result in our allowance for loan losses being insufficient to absorb actual loan losses.

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

Item 2.  Properties

The Corporation and its subsidiaries occupy thirty-eight properties in Montgomery, Bucks, and Chester counties in Pennsylvania, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Insurance, Inc. occupies an owned location in Montgomery County and one leased location in Chester County. Vanguard Leasing, Inc. leases its location in Bensalem, Bucks County. The Bank serves the area through its twenty-nine traditional offices and five supermarket branches that offer traditional community banking and trust services. Sixteen banking offices are located in Montgomery County, of which eleven are owned, two are leased and three are buildings owned on leased land; eighteen banking offices are located in Bucks County, of which five are owned, twelve are leased and one is a building owned on leased land.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office, offers merchants an express banking center located in the Montgomery Mall, and has six off-premise automated teller machines. The work site office and the express banking center are located in Montgomery County. Five off-premise automated teller machines are located in Montgomery County and one is located in Bucks County.

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

The Corporation’s common stock is listed on NASDAQ: UVSP. The Corporation’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2006, Univest had 3,635 stockholders.

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

Market Price*

	High	Low

2006
January — March	$26.28	$24.06
April — June	28.00	24.61
July — September	29.96	26.35
October — December	31.41	28.28
2005
January — March	$31.00	$26.33
April — June	30.72	22.52
July — September	31.50	24.81
October — December	28.39	24.25

Cash Dividends Paid Per Share*

2006
January 3	$0.190
April 1	0.190
July 1	0.190
October 3	0.200

For the year 2006	$0.770

2005
January 2	$0.167
April 1	0.167
July 1	0.170
October 1	0.190

For the year 2005	$0.694

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2006, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2001, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Corporation’s total cumulative return was 82.1% over the five year period ending December 31, 2006 compared to 79.2% and 27.7% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2001

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plans as of December 31, 2006:

(c)
Number of
Securities
	(a)		Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	(b)	Under Equity
	Exercise of	Weighted-Average	Compensation
	Outstanding	Exercise Price	Plans (Excluding
	Options,	of Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
Plan Category	Rights	and Rights	Column (a)

Equity compensation plans approved by security holders*	470,040	$23.20	1,236,450
Equity compensation plans not approved by security holders	—	—	—

Total	470,040	23.20	1,236,450

*	Two shareholder approved plans “Univest 1993 Long-term Incentive Plan” and “Univest 2003 Long-term Incentive Plan.”

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
			Publicly	May Yet Be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

Oct. 1, 2006 — Oct. 31, 2006	18,459	$28.92	18,459	493,255
Nov. 1, 2006 — Nov. 30, 2006	12,544	30.42	12,544	500,562
Dec. 1, 2006 — Dec. 31, 2006	5,624	30.29	5,624	510,727

Total	36,627		36,627

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 12/31/2001. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 526,571.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003*	2002
	(In thousands, except per share data and ratios)

Earnings
Interest income	$105,166	$85,502	$74,789	$71,965	$73,040
Interest expense	43,651	26,264	18,948	21,150	25,814

Net interest income	61,515	59,238	55,841	50,815	47,226
Provision for loan and lease losses	2,215	2,109	1,622	1,000	1,303

Net interest income after provision for loan and lease losses	59,300	57,129	54,219	49,815	45,923
Noninterest income	25,417	22,444	22,603	23,480	20,593
Noninterest expense	49,958	45,796	44,920	42,023	37,790

Net income before income taxes	34,759	33,777	31,902	31,272	28,726
Applicable income taxes	9,382	8,910	8,311	8,190	7,620

Net income	$25,377	$24,867	$23,591	$23,082	$21,106

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$70,355	$59,439	$37,745	$52,710	$45,520
Investment securities	382,400	343,259	343,502	423,259	395,079
Net loans and leases	1,340,398	1,236,289	1,161,081	1,049,594	814,860
Assets	1,929,501	1,769,309	1,666,957	1,657,168	1,326,631
Deposits	1,488,545	1,366,715	1,270,884	1,270,268	1,043,106
Long-term obligations	107,405	88,449	90,418	87,306	31,075
Shareholders’ equity	185,385	173,080	160,393	145,752	134,219
Per Common Share Data**
Average shares outstanding	12,960	12,867	12,841	12,811	12,938
Income before income taxes	$2.68	$2.63	$2.48	$2.44	$2.22
Applicable income taxes	0.72	0.70	0.64	0.64	0.59
Earnings per share — basic	1.96	1.93	1.84	1.80	1.63
Earnings per share — diluted	1.95	1.91	1.80	1.78	1.61
Dividends declared per share	0.780	0.717	0.667	0.533	0.491
Book value	14.25	13.37	12.47	11.37	10.47
Dividend payout ratio	40.00%	37.54%	37.06%	29.94%	30.50%
Profitability Ratios
Return on average assets	1.38%	1.46%	1.44%	1.57%	1.65%
Return on average equity	14.04%	14.87%	15.46%	16.58%	16.60%
Average equity to average assets	9.81%	9.83%	9.33%	9.49%	9.96%

*	The Corporation acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003.

**	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. Common stock data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 to shareholders of record as of April 6, 2005, distributed on April 29, 2005. All share and per share amounts prior to this date have been retroactively adjusted to give effect to the stock split.)

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

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost on interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan demand, and deposit activity. The Board of Governors of the Federal Reserve System has increased the Bank Prime Rate four times between December 31, 2005 and December 31, 2006 from 7.25% to 8.25%. The Corporation maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be materially adverse to its net interest margin. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income.

The Corporation’s consolidated net income and earnings per share for 2006, 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Net income	$25,377	$24,867	$23,591
Net income per share:
Basic	1.96	1.93	1.84
Diluted	1.95	1.91	1.80

2006 versus 2005

The 2006 results compared to 2005 include the following significant pretax components:

•	Net interest income grew due to volume and rate increases on average interest-earning assets. This growth was offset slightly by volume and rate increases on average interest-bearing liabilities. The net interest margin declined slightly to 3.7%. The net interest margin on a tax-equivalent basis also declined slightly to 3.9%.

•	Total noninterest income increased by $3.0 million or 13.2% due primarily to increased insurance commission and fee income and net gains on dispositions of fixed assets in 2006 compared to net losses incurred in 2005.

•	Total noninterest expense increased $4.2 million or 9.1% primarily due to salaries and benefits expense and capital shares tax.

2005 versus 2004

The 2005 results compared to 2004 include the following significant pretax components:

•	Net interest income grew due to greater volume and rate increases on average interest-earning assets than volume and rate increases on average interest-bearing liabilities. The net interest margin remained level at 3.8%. The net interest margin on a tax-equivalent basis also remained level at 4.0%.

•	Total noninterest income decreased by $159 thousand or 0.7% due primarily to fewer gains on the sales of securities and net losses on dispositions of fixed assets in 2005 compared to gains in 2004.

•	Total noninterest expense increased $876 thousand or 2.0% primarily due to salaries and benefits expense.

Results of Operations — 2006 Versus 2005

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent and non-tax-equivalent basis for the years ended December 31, 2006 compared to 2005. Table 2 analyzes the changes in both tax-equivalent and non-tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committees work to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential for 2006 versus 2005

	For the Year Ended December 31,					For the Year Ended December 31,
	2006					2005
				Non-					Non-
		Tax-Equivalent		Tax-Equivalent			Tax-Equivalent		Tax-Equivalent
	Average	Income/	Avg.	Income/	Avg.	Average	Income/	Avg.	Income/	Avg.
	Balance	Expense	Rate	Expense	Rate	Balance	Expense	Rate	Expense	Rate

Assets:
Interest-earning deposits with other banks	$621	$27	4.3%	$27	4.3%	$643	$17	2.6%	$17	2.6%
U.S. Government obligations	148,680	5,349	3.6	5,349	3.6	158,826	5,223	3.3	5,223	3.3
Obligations of states & political subdivisions	83,705	5,924	7.1	3,854	4.6	78,994	5,501	7.0	3,579	4.5
Other securities	127,418	6,415	5.0	6,415	5.0	103,854	4,515	4.3	4,515	4.3
Federal Reserve Bank stock	1,687	101	6.0	101	6.0	1,687	101	6.0	101	6.0
Federal funds sold	5,481	281	5.1	281	5.1	6,369	212	3.3	212	3.3

Total interest-earning deposits, investments and federal funds sold	367,592	18,097	4.9	16,027	4.4	350,373	15,569	4.4	13,647	3.9

Commercial, financial and agricultural loans	392,917	29,267	7.4	29,267	7.4	342,966	21,678	6.3	21,678	6.3
Real estate-commercial and construction loans	420,836	31,833	7.6	31,833	7.6	389,890	26,508	6.8	26,508	6.8
Real estate-residential loans	303,041	16,464	5.4	16,464	5.4	297,988	15,257	5.1	15,257	5.1
Loans to individuals	105,772	7,086	6.7	7,086	6.7	84,049	5,087	6.1	5,087	6.1
Municipal loans	90,079	5,348	5.9	3,917	4.3	83,481	4,629	5.5	3,271	3.9
Lease financings	5,066	572	11.3	572	11.3	507	54	10.7	54	10.7

Gross loans	1,317,711	90,570	6.9	89,139	6.8	1,198,881	73,213	6.1	71,855	6.0

Total interest-earning assets	1,685,303	108,667	6.4	105,166	6.2	1,549,254	88,782	5.7	85,502	5.5

Cash and due from banks	41,409					39,974
Reserve for loan losses	(13,752)					(13,032)
Premises and equipment, net	22,042					20,827
Other assets	107,825					103,912

Total assets	$1,842,827					$1,700,935

Liabilities:
Interest checking deposits	$135,793	247	0.2	247	0.2	$150,024	175	0.1	175	0.1
Money market savings	321,025	11,639	3.6	11,639	3.6	274,304	5,868	2.1	5,868	2.1
Regular savings	195,125	1,615	0.8	1,615	0.8	206,876	581	0.3	581	0.3
Certificates of deposit	522,837	20,637	3.9	20,637	3.9	442,523	13,144	3.0	13,144	3.0
Time open & club accounts	26,487	1,200	4.5	1,200	4.5	16,587	448	2.7	448	2.7

Total time and interest-bearing deposits	1,201,267	35,338	2.9	35,338	2.9	1,090,314	20,216	1.9	20,216	1.9

Federal funds purchased	7,421	404	5.4	404	5.4	6,087	204	3.4	204	3.4
Securities sold under agreements to repurchase	96,624	2,116	2.2	2,116	2.2	98,620	1,423	1.4	1,423	1.4
Other short-term borrowings	15,345	798	5.2	798	5.2	1,262	50	4.0	50	4.0
Long-term debt	59,304	2,647	4.5	2,647	4.5	56,818	2,436	4.3	2,436	4.3
Subordinated notes and capital securities	30,935	2,348	7.6	2,348	7.6	32,432	1,935	6.0	1,935	6.0

Total borrowings	209,629	8,313	4.0	8,313	4.0	195,219	6,048	3.1	6,048	3.1

Total interest-bearing liabilities	1,410,896	43,651	3.1	43,651	3.1	1,285,533	26,264	2.0	26,264	2.0

Demand deposits, noninterest-bearing	227,444					226,523
Accrued expenses & other liabilities	23,724					21,607

Total liabilities	1,662,064					1,533,663

Shareholders’ Equity:
Common stock	74,370					68,461
Additional paid-in capital	22,173					21,762
Retained earnings and other equity	84,220					77,049

Total shareholders’ equity	180,763					167,272

Total liabilities and shareholders’ equity	$1,842,827					$1,700,935

Net interest income		$65,016		$61,515			$62,518		$59,238

Net interest Spread			3.3		3.1			3.7		3.5
Effect of net interest-free funding sources			0.6		0.6			0.3		0.3

Net interest margin			3.9%		3.7%			4.0%		3.8%

Ratio of average interest-earning assets to interest-bearing liabilities	119.4%					120.5%

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan fees of $1.4 million for 2006 and 2005.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income for 2006 Versus 2005

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2006 compared to the same period in 2005, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	For the Years Ended December 31, 2006 Versus 2005
	Tax Equivalent			Non-Tax-Equivalent
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(1)	$11	$10	$(1)	$11	$10
U.S. Government obligations	(350)	476	126	(350)	476	126
Obligations of states & political subdivisions	344	79	423	196	79	275
Other securities	1,173	727	1,900	1,173	727	1,900
Federal Reserve Bank stock	—	—	—	—	—	—
Federal funds sold	(46)	115	69	(46)	115	69

Interest on deposits, investments and federal funds sold	1,120	1,408	2,528	972	1,408	2,380

Commercial , financial and agricultural loans	3,816	3,773	7,589	3,816	3,773	7,589
Real estate-commercial and construction loans	2,206	3,119	5,325	2,206	3,119	5,325
Real estate-residential loans	313	894	1,207	313	894	1,207
Loans to individuals	1,495	504	1,999	1,495	504	1,999
Municipal loans	385	334	719	312	334	646
Lease financings	515	3	518	515	3	518

Interest and fees on loans	8,730	8,627	17,357	8,657	8,627	17,284

Total interest income	9,850	10,035	19,885	9,629	10,035	19,664

Interest expense:
Interest checking deposits	(78)	150	72	(78)	150	72
Money market savings	1,656	4,115	5,771	1,656	4,115	5,771
Regular savings	—	1,034	1,034	—	1,034	1,034
Certificates of deposit	3,510	3,983	7,493	3,510	3,983	7,493
Time open & club accounts	453	299	752	453	299	752

Interest on deposits	5,541	9,581	15,122	5,541	9,581	15,122

Federal funds purchased	78	122	200	78	122	200
Securities sold under agreement to repurchase	(96)	789	693	(96)	789	693
Other short-term borrowings	733	15	748	733	15	748
Long-term debt	97	114	211	97	114	211
Subordinated notes and capital securities	(106)	519	413	(106)	519	413

Interest on borrowings	706	1,559	2,265	706	1,559	2,265

Total interest expense	6,247	11,140	17,387	6,247	11,140	17,387

Net interest income	$3,603	$(1,105)	$2,498	$3,382	$(1,105)	$2,277

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $2.5 million in 2006 compared to 2005 primarily due to higher rates and volume on commercial, real estate-commercial and loans to individuals partially offset by higher rates and volume on deposits in money market savings accounts and certificates of deposit. The net interest margin on a tax-equivalent basis, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined slightly to 3.9% for December 31, 2006 when compared to 4.0% at December 31, 2005. The net interest spread on a tax-equivalent basis, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.3% for December 31, 2006 and 3.7% for December 31, 2005. The effect of net interest free funding sources was 0.6% for December 31, 2006 and 0.3% as of December 31, 2005; and represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest on other securities increased 42.1% for the year ended December 31, 2006 compared to 2005 due to volume growth of 22.7% and a positive 69 basis point rate change. Interest also increased on obligations of states and political subdivisions primarily due to volume growth of 6.0% and a 12 basis point increase in the tax-equivalent rate. Volume decreased in U.S. Government obligations by 6.4%, this decline was offset by a positive 31 basis point increase rate that netted to an overall increase in interest income. Maturities of U.S. Governments agencies were $174.7 and purchases were $153.9 for the year ended December 31, 2006.

Interest on federal funds sold is income received from the daily investment of excess or unused funds. It can be volatile in both rate and volume. Interest on federal funds sold increased $69 thousand in 2006 compared to 2005 due to higher federal funds rates. This increase was offset slightly by a decrease in volume when comparing 2006 to 2005.

Tax-equivalent interest and fees on loans grew 23.7% for the year ended December 31, 2006 compared to 2005 due to volume and average rate increases. Commercial loan volume increased 14.6% and average rate increased 113 basis points. Average balance growth in real estate-commercial and construction loans was 7.9% along with a 76 basis point increase in the average rate. Also contributing to the increase in interest income on loans was a 25.8% growth in the average balance of consumer loans and average rate increase of 65 basis points. The average tax-equivalent interest yield on the loan portfolio grew from 6.1% in 2005 to 6.9% in 2006 as a result of market conditions and a 183 basis point increase in the average prime rate.

Interest Expense

The Corporation’s average cost of deposits increased 109 basis points during 2006 compared to 2005. The average rate paid on money market savings increased 149 basis points and volume increased 17.0% when compared to 2005. Interest on certificates of deposit increased 57.0%, due a 98 basis point increase in average rate and 18.1% increase in average volume. Since August 2004, the Bank began purchasing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates increased $42.2 million and the average rate increased 160 basis points comparing the year ended December 31, 2006 over the same period in 2005. The average balance of other certificates of deposit increased $38.1 million and the average rate increased 140 basis points, due to promotions offered to grow deposits. Interest on time open and club accounts grew due to a 183 basis point increase in average rate and growth in average volume of $9.9 million. Interest expense on demand deposits and regular savings deposits increased due to average rate increase of 35 basis points. This increase was offset somewhat by a decrease in volume of $26.0 million when comparing 2006 to 2005.

Interest on short-term borrowings includes interest paid on federal funds purchased, repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweep funds daily into a repurchase agreement account (“cash management accounts”). Interest grew 97.9% during 2006 compared to 2005 primarily due to increased interest expense associated with cash management accounts and short-term FHLB borrowings. Cash management account volume remained flat in 2006; the associated interest expense grew due to a 75 basis point rate increase. Average volume of short-term FHLB borrowings increased $14.1 million and the average rate increased 124 basis points.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased slightly due to volume growth and a 17 basis point rate increase. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities grew 21.3% due to increases in the Three Month London Interbank Offer Rate (“LIBOR”) which affect the variable rate paid on the Trust Preferred Securities.

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2006 and 2005 was $2.2 million and $2.1 million, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during 2006 compared to 2005 primarily due to increases in commission and fee income resulting from the acquisition of B. G. Balmer & Company, Inc. (“Balmer”) during the third quarter of 2006 and net gains on the disposition of fixed assets in 2006 compared to net losses in 2005.

The following table presents noninterest income for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006	2005	$ Change	% Change

Trust fee income	$5,515	$5,225	$290	5.6%
Service charges on deposit accounts	6,771	6,908	(137)	(2.0)
Investment advisory commission and fee income	2,284	1,957	327	16.7
Insurance commission and fee income	4,765	3,551	1,214	34.2
Life insurance income	1,475	1,301	174	13.4
Other service fee income	3,348	3,154	194	6.2
Net gain on sales of securities	50	150	(100)	(66.7)
Net gain (loss) on dispositions of fixed assets	653	(218)	871	399.5
Other	556	416	140	33.7

Total noninterest income	$25,417	$22,444	$2,973	13.2%

Trust income continued to grow in 2006 from 2005 primarily due to an increase in the number and market value of assets managed. Service charges on deposit accounts decreased in 2006 compared to 2005 due to a reduction in checking account service charges offset by increased nonsufficient funds fees.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2006 over 2005 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2006 from 2005. Insurance loss ratio based bonuses increased $392 thousand in 2006 compared to 2005. Other insurance commissions grew approximately $785 thousand due to the acquisition of Balmer. The acquisition of Balmer was completed in the third quarter of 2006 and continues the expansion of Univest Insurance, Inc. into the West Chester area of Pennsylvania.

Life insurance income is primarily the change in the cash surrender values of bank-owned life insurance policies. There was more of an increase in the cash surrender values of these policies in 2006 compared to 2005.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debt card fees, other merchant fees, mortgage servicing income, sales of loans and leases and mortgage placement income. Other service fee income grew in 2006 compared to 2005 primarily due to increased Mastermoney fees of $189 thousand and increased income of $307 thousand from the sales of loans and leases.

Gains on Sales of Assets

Sales of $1.4 million in mortgage loans during the year ended December 31, 2006 resulted in a gain of $73 thousand as compared to sales of $7.3 million during the year ended December 31, 2005 for a gain of $79 thousand. Sales of $13.9 million of student loans resulted in a gain of $347 thousand for the year ended December 31, 2006. There were no sales of student loans in 2005. Gains on the sale of loans and leases are included in the “other” category in the above table.

Net gains on the disposition of fixed assets was $653 thousand for the year ended December 31, 2006, compared to net losses of $218 thousand for the year ended December 31, 2005. During 2006, the Corporation sold a former banking office and relocated one supermarket branch. Net losses in 2005 were primarily the result of closing two supermarket banking offices and retired other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand.

During 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during 2005. Gains on the sale of other real estate owned are included in the “other” category in the above table.

During 2006, approximately $1.4 million in U.S. Government treasuries and $225 thousand in equity securities were sold for a net gain of $50 thousand. Calls of FHLB equity securities totaled $10.8 million as the Bank was not required to hold these securities due to the level of FHLB borrowings. Also in 2006 there were calls of $7.1 million of municipal securities. During 2005, approximately $1.5 million in U.S. Government treasuries, $1.2 million in Municipals, $7.3 million in U.S. Government Agencies and $353 thousand in equity securities were sold for a net gain of $150 thousand. Calls of FHLB equity securities totaled $5.5 million as the Bank was no longer required to hold these securities due to the level of FHLB borrowings.

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

The following table presents noninterest expense for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006	2005	$ Change	% Change

Salaries and benefits	$28,547	$26,795	$1,752	6.5%
Net occupancy	4,362	4,276	86	2.0
Equipment	3,274	2,994	280	9.4
Marketing and advertising	1,685	1,669	16	1.0
Other	12,090	10,062	2,028	20.2

Total noninterest expense	$49,958	$45,796	$4,162	9.1

Salaries and benefits increased in 2006 in comparison to 2005 primarily due to the implementation of SFAS 123R, salary and benefit expenses associated with the formation of Vanguard, the Balmer acquisition and normal escalation of base salary and benefit costs. These increases were offset by a reduction to the bonus accrual for 2006.

Net occupancy expense increased for the year ended December 31, 2006 in comparison to 2005 due to increased rental expense associated with the Balmer acquisition offset by an increase in rental income associated with the leasing of the Kulpsville building. Equipment expense increased primarily due to software licenses.

Other expenses increased for the year ending December 31, 2006 compared to 2005 primarily due to bank shares tax credits from 2005 not applicable to 2006 and an increase in miscellaneous expenses. These increases were offset by decreases in legal and advisory fees and decreases in other real estate owned expenses.

Provision For Income Taxes

The provision for income taxes was $9.4 million for the year ended December 31, 2006 compared to $8.9 million for the year ended December 31, 2005. The provision for income taxes for 2006 and 2005 was at effective rates of 26.9% and 26.4%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-exempt interest income from investments in municipal securities and loans and non-taxable cash surrender value income on bank-owned life insurance. The increase in the effective tax rate in 2006 compared to 2005 is primarily due to an increase in income, a reduction in low-income housing tax credits and the implementation of FAS 123R.

Results of Operations — 2005 Versus 2004

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

Table 3 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential for 2005 versus 2004

	For the Year Ended					For the Year Ended
	December 31,2005					December 31, 2004
				Non-					Non-
		Tax-Equivalent		Tax-Equivalent			Tax-Equivalent		Tax-Equivalent
	Average	Income/	Avg.	Income/	Avg.	Average	Income/	Avg.	Income/	Avg.
	Balance	Expense	Rate	Expense	Rate	Balance	Expense	Rate	Expense	Rate

Assets:
Interest-earning deposits with other banks	$643	$17	2.6%	$17	2.6%	$1,158	$6	0.5%	$6	0.5%
U.S. Government obligations	158,826	5,223	3.3	5,223	3.3	146,930	4,563	3.1	4,563	3.1
Obligations of states & political subdivisions	78,994	5,501	7.0	3,579	4.5	78,715	5,500	7.0	3,578	4.5
Other securities	103,854	4,515	4.3	4,515	4.3	140,065	6,141	4.4	6,141	4.4
Federal Reserve Bank stock	1,687	101	6.0	101	6.0	1,687	101	6.0	101	6.0
Federal funds sold	6,369	212	3.3	212	3.3	2,542	40	1.6	40	1.6

Total interest-earning deposits, investments and federal funds sold	350,373	15,569	4.4	13,647	3.9	371,097	16,351	4.4	14,429	3.9

Commercial, financial and agricultural loans	342,966	21,678	6.3	21,678	6.3	328,537	16,655	5.1	16,665	5.1
Real estate — commercial and construction loans	389,890	26,508	6.8	26,508	6.8	354,716	22,831	6.4	22,831	6.4
Real estate-residential loans	297,988	15,257	5.1	15,257	5.1	299,964	14,475	4.8	14,475	4.8
Loans to individuals	84,049	5,087	6.1	5,087	6.1	58,873	3,401	5.8	3,401	5.8
Municipal loans	83,481	4,629	5.5	3,271	3.9	75,033	4,242	5.7	2,939	3.9
Lease financings	507	54	10.7	54	10.7	820	59	7.2	59	7.2

Gross loans	1,198,881	73,213	6.1	71,855	6.0	1,117,943	61,663	5.5	60,360	5.4

Total interest-earning assets	1,549,254	88,782	5.7	85,502	5.5	1,489,040	78,014	5.2	74,789	5.0

Cash and due from banks	39,974					40,889
Reserve for loan losses	(13,032)					(13,240)
Premises and equipment, net	20,827					19,821
Other assets	103,912					99,384

Total assets	$1,700,935					$1,635,894

Liabilities:
Interest checking deposits	$150,024	175	0.1	175	0.1	$154,562	190	0.1	190	0.1
Money market savings	274,304	5,868	2.1	5,868	2.1	248,908	2,172	0.9	2,172	0.9
Regular savings	206,876	581	0.3	581	0.3	221,974	646	0.3	646	0.3
Certificates of deposit	442,523	13,144	3.0	13,144	3.0	388,060	10,819	2.8	10,819	2.8
Time open & club accounts	16,587	448	2.7	448	2.7	16,950	221	1.3	221	1.3

Total time and interest-bearing deposits	1,090,314	20,216	1.9	20,216	1.9	1,030,454	14,048	1.4	14,048	1.4

Federal funds purchased	6,087	204	3.4	204	3.4	9,328	148	1.6	148	1.6
Securities sold under agreements to repurchase	98,620	1,423	1.4	1,423	1.4	98,735	675	0.7	675	0.7
Other short-term borrowings	1,262	50	4.0	50	4.0	19,133	249	1.3	249	1.3
Long-term debt	56,818	2,436	4.3	2,436	4.3	55,277	2,378	4.3	2,378	4.3
Subordinated notes and capital securities	32,432	1,935	6.0	1,935	6.0	33,930	1,450	4.3	1,450	4.3

Total borrowings	195,219	6,048	3.1	6,048	3.1	216,403	4,900	2.3	4,900	2.3

Total interest-bearing liabilities	1,285,533	26,264	2.0	26,264	2.0	1,246,857	18,948	1.5	18,948	1.5

Demand deposits, noninterest-bearing	226,523					216,050
Accrued expenses & other liabilities	21,607					20,424

Total liabilities	1,533,663					1,483,331

Shareholders’ Equity:
Common stock	68,461					49,580
Additional paid-in capital	21,762					20,949
Retained earnings and other equity	77,049					82,034

Total shareholders’ equity	167,272					152,563

Total liabilities and shareholders’ equity	$1,700,935					$1,635,894

Net interest income		$62,518		$59,238			$59,066		$55,841

Net interest spread			3.7		3.5			3.7		3.5
Effect of net interest-free funding sources			0.3		0.3			0.3		0.3

Net interest margin			4.0%		3.8%			4.0%		3.8%

Ratio of average interest-earning assets to interest-bearing liabilities	120.5%					119.4%

Notes:	For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans have been included in the average loan balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan fees of $1.4 million for 2005 and $1.3 million for 2004.
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35%.

Table 4 — Analysis of Changes in Net Interest Income for 2005 Versus 2004

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2005 compared to the same period in 2004, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	For the Years Ended December 31, 2005 Versus 2004
	Tax Equivalent			Non-Tax-Equivalent
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(13)	$24	$11	$(13)	$24	$11
U.S. Government obligations	366	294	660	366	294	660
Obligations of states & political subdivisions	1	—	1	1	—	1
Other securities	(1,486)	(140)	(1,626)	(1,486)	(140)	(1,626)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal funds sold	129	43	172	129	43	172

Interest on deposits, investments and federal funds sold	(1,003)	221	(782)	(1,003)	221	(782)

Commercial, financial and agricultural loans	1,081	3,942	5,023	1,081	3,942	5,023
Real estate — commercial and construction loans	2,258	1,419	3,677	2,258	1,419	3,677
Real estate — residential loans	(118)	900	782	(118)	900	782
Loans to individuals	1,509	177	1,686	1,509	177	1,686
Municipal loans	537	(150)	387	332	—	332
Lease financings	(34)	29	(5)	(34)	29	(5)

Interest and fees on loans	5,233	6,317	11,550	5,028	6,467	11,495

Total interest income	4,230	6,538	10,768	4,025	6,688	10,713

Interest expense:
Interest checking deposits	(15)	—	(15)	(15)	—	(15)
Money market savings	709	2,987	3,696	709	2,987	3,696
Regular savings	(65)	—	(65)	(65)	—	(65)
Certificates of deposit	1,549	776	2,325	1,549	776	2,325
Time open & club accounts	(10)	237	227	(10)	237	227

Interest on deposits	2,168	4,000	6,168	2,168	4,000	6,168

Federal funds purchased	(112)	168	56	(112)	168	56
Securities sold under agreement to repurchase	57	691	748	57	691	748
Other short-term borrowings	(716)	517	(199)	(716)	517	(199)
Long-term debt	58	—	58	58	—	58
Subordinated notes and capital securities	(92)	577	485	(92)	577	485

Interest on borrowings	(805)	1,953	1,148	(805)	1,953	1,148

Total interest expense	1,363	5,953	7,316	1,363	5,953	7,316

Net interest income	$2,867	$585	$3,452	$2,662	$735	$3,397

Notes:	For rate calculation purposes, average loan categories include unearned discount.
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

Interest Expense

The Corporation’s average cost of deposits increased 49 basis points during 2005 compared to 2004. The average rate paid on money market savings increased 127 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Interest on certificates of deposit increased 21.5%, primarily due to volume growth of 14.0% in addition to the 18 basis point increase in average rate. Since August 2004, the Bank began purchasing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates increased $36.8 million and the average rate increased 92 basis points comparing the year ended December 31, 2005 over the same period in 2004. The average balance of other certificates of deposit increased $17.6 million and the average rate increased 30 basis points, due to promotions offered to grow deposits. Interest on time open and club accounts grew due to a 55 basis point increase in average rate. Interest expense on demand deposits and regular savings deposits declined due to volume decreases as rates remained relatively flat during 2005 and 2004.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts”). Interest expense grew 56.4% during 2005 compared to 2004 primarily due to a 76 basis point increase in average rates paid on cash management accounts. This increase was partially offset by a decrease in interest expense on short-term FHLB borrowings.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased slightly due to volume growth. Subordinated notes and capital securities includes the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities grew 33.4% due to increases in the Three Month London Interbank Offer Rate (“LIBOR”) which effect the variable rate paid on the Trust Preferred Securities.

Provision For Loan Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the provision to fluctuate. The provision for the years ended December 31, 2005 and 2004 was $2.1 million and $1.6 million, respectively. Growing loan volumes in real estate-commercial and construction loans, indirect auto loans and a new credit card portfolio, along with current economic conditions, indicated the need for an increase to the reserve in 2005.

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

The following table presents noninterest expense for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	$ Change	% Change

Salaries and benefits	$26,795	$25,360	$1,435	5.7%
Net occupancy	4,276	4,018	258	6.4
Equipment	2,994	2,854	140	4.9
Marketing and advertising	1,669	1,192	477	40.0
Other	10,062	11,496	(1,434)	(12.5)

Total noninterest expense	$45,796	$44,920	$876	2.0

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

Provision For Income Taxes

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

Financial Condition

During 2006, total assets increased primarily due to loan and lease growth. Total liabilities increased primarily due to deposits partially offset by a reduction in borrowings as funding for loan growth was supported by deposit growth. Detailed explanations follow.

ASSETS

The following table presents assets at December 31, 2006 and December 31, 2005:

	At December 31,
	2006	2005	$ Change	% Change

Cash, interest-earning deposits and federal funds sold	$70,355	$59,439	$10,916	18.4%
Investment securities	382,400	343,259	39,141	11.4
Total loans and leases	1,353,681	1,249,652	104,029	8.3
Reserve for loan and lease losses	(13,283)	(13,363)	80	(0.6)
Premises and equipment, net	21,878	21,635	243	1.1
Goodwill and other intangibles	47,608	43,387	4,221	9.7
Cash surrender value of insurance policies	36,686	35,211	1,475	4.2
Other assets	30,176	30,089	87	0.3

Total assets	$1,929,501	$1,769,309	$160,192	9.1

Acquisitions

On July 27, 2006 the Corporation acquired B.G. Balmer & Company, Inc., a full-service insurance agency located in West Chester, Pennsylvania. The acquisition expanded Univest’s growing insurance business and provided an additional competitive presence in Chester County. Univest Insurance, Inc. made an initial payment of $4.8 million in July 2006 for the acquisition. Goodwill of $3.1 million and customer list intangible asset of $1.5 were recorded for this acquisition in 2006.

Cash, Interest-earning Deposits and Federal Funds Sold

Cash, interest-earning deposits and federal funds sold grew primarily due to a $10.2 million increase in federal funds sold. Federal funds sold, an immediate liquid resource, is the daily investment of excess or unused funds and balances can fluctuate dramatically during any given day.

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

Total investments increased in 2006 compared to 2005 as proceeds from sales and maturities of $224.9 million of securities were used to purchase $262.4 million in securities. During 2006, sales and maturities of primarily U.S. government agency securities were replaced with mortgage-backed securities.

Table 5 — Investment Securities

The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2006	2005	2004

U.S. Treasury, government corporations and agencies	$130,099	$156,748	$154,907
State and political subdivisions	83,142	84,789	78,178
Mortgage-backed securities	141,783	74,733	86,640
Other	27,376	26,989	23,777

Total investment securities	$382,400	$343,259	$343,502

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

	At December 31,
	2006	2006	2005	2005	2004	2004
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$94,119	4.39%	$78,735	2.94%	$33,692	2.07%
1 Year-5 Years	108,743	4.64	98,232	3.88	133,810	3.23
5 Years-10 Years	31,754	5.03	27,110	5.07	20,985	4.82
After 10 Years	147,784	5.08	139,182	4.57	155,015	4.52

Total	$382,400	4.78	$343,259	4.04	$343,502	3.80

Loans and Leases

Total loans and leases grew comparing December 31, 2006 to December 31, 2005 due to increases of $29.8 million commercial leases, from the formation of Vanguard Leasing, Inc., $58.4 million in commercial, financial and agricultural loans, $26.3 million in real estate-construction loans and real estate-residential loans, which are loans secured by one- to four-family properties, increased $1.3 million. These increases were offset by a decrease of $12.9 million in loans to individuals primarily due to the sale of student loans in the amount of $13.9 million.

At December 31, 2006 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 7.

Table 7 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002

Commercial, financial and agricultural	$442,182	$383,792	$367,902	$325,068	$282,367
Real estate — commercial	352,596	349,384	337,080	313,207	203,927
Real estate — construction	136,331	110,032	101,963	69,586	36,588
Real estate — residential	305,306	303,994	300,397	298,564	243,642
Loans to individuals	89,217	102,095	66,169	55,024	58,859
Leases financings	30,186	415	783	1,086	—

Total gross loans	1,355,818	1,249,712	1,174,294	1,062,535	825,383
Unearned income	(2,137)	(60)	(114)	(153)	(5)

Total loans and leases	$1,353,681	$1,249,652	$1,174,180	$1,062,382	$825,378

Table 8 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan portfolio at December 31, 2006:

		Due in One	Due in One	Due in
		Year or	to Five	Over Five
	Total	Less	Years	Years

Commercial, financial and agricultural	$442,182	$234,902	$160,421	$46,859
Real estate — commercial	352,596	127,428	176,077	49,091
Real estate — construction	136,331	90,884	33,640	11,807
Real estate — residential	305,306	68,752	71,288	165,266
Loans to individuals	89,217	7,972	58,793	22,452
Leases financings	28,049	7,201	20,777	71

Total loans and leases	$1,353,681	$537,139	$520,996	$295,546

Loans with fixed predetermined interest rates	$760,773	$102,890	$396,011	$261,872
Loans with variable or floating interest rates	592,908	434,249	124,985	33,674

Total loans and leases	$1,353,681	$537,139	$520,996	$295,546

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

When a loan, including a loan impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan is discontinued. A loan is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.

Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Total cash basis, restructured and nonaccrual loans totaled $8.4 million at December 31, 2006, $3.3 million at December 31, 2005 and $10.1 million at December 31, 2004, and consist mainly of commercial loans and real estate-commercial loans. For the years ended December 31, 2006, 2005 and 2004, nonaccrual loans resulted in lost interest income of $541 thousand, $521 thousand and $582 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and other real estate owned was 0.68% as of December 31, 2006, 0.34% as of December 31, 2005, and 0.99% as of December 31, 2004.

At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS 114 was $8.4 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.6 million. Nonaccruing loans increased during 2006 primarily due to $13.7 million of loans that were put on nonaccrual, these additions were offset by paydowns of $6.5 million and charge-offs of $1.6 million. Specific reserves of $1.6 million have been established for these loans based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. The Corporation sold two other real estate owned properties during 2006, there were no other real estate owned properties as of December 31, 2006. At December 31, 2006, nonaccruing loans consisted of: $1.8 million in real estate-commercial loans, $4.0 million in commercial loans, $2.2 million in real estate-construction loans and $499 thousand in other loans. At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS 114 was $3.3 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.1 million. At December 31, 2005 nonaccruing loans consisted of $2.0 million in real estate-commercial loans and $1.2 million in commercial loans.

At December 31, 2006 there were no concentrations of loans exceeding 10% of total loans other than disclosed in Table 7.

Table 9 — Nonaccrual, Past Due and Restructured Loans and Leases

The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured:

	At December 31,
	2006	2005	2004	2003	2002

Nonaccruing loans and leases	$8,443	$3,263	$10,090	$8,586	$2,639
Accruing loans 90 days or more past due:
Real estate loans:
Secured by 1-4 family dwellings	$227	$114	$543	$661	$132
Commercial and industrial loans	48	146	31	3	520
Loans to individuals	485	350	353	217	228

Total accruing loans, 90 days or more past due	$760	$610	$927	$881	$880

Restructured loans, not included above	$—	$—	$—	$—	$—
Other real estate owned	$—	$344	$607	$—	$—

Reserve For Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the reserve to fluctuate.

The reserve for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors, which, in management’s opinion, deserve recognition in estimating loan losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the reserve for loan losses charged to operations or from the recovery of amounts previously charged off. Loan charge-offs reduce the reserve. Loans are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.

The reserve for loan losses consists of an allocated reserve and other reserve category. The allocated reserve is comprised of reserves established on specific loans, and class reserves based on historical loan loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios.

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

Table 10 — Allocated, Other Loan Loss Reserves

The reserve for loan losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories for the periods indicated.

	At December 31,
	2006	2005	2004

Allocated	$12,405	$12,385	$12,181
Unallocated	878	978	918

Total	$13,283	$13,363	$13,099

There was a slight increase in the allocated portion of the reserve of $20 thousand for the year ended December 31, 2006. At December 31, 2006, the real estate loan pool reserve decreased by $1.1 million when compared to December 31, 2005. This was attributed to a favorable reduction in the reserve factor for acceptable credit risks for this pool of loans. This reduction was offset by increased reserves for commercial loan pools and homogeneous loan pools of $172 thousand and $283 thousand respectively when comparing December 31, 2005 to December 31, 2006. There also was an increase in reserves for impaired loans of $500 thousand; this was due to an increase of impaired loans from $3.3 million at December 31, 2005 to $8.4 million at December 31, 2006. The $204 thousand increase in the allocated portion of the reserve for the year ended December 31, 2005 was due to a $952 thousand increase in reserves on commercial real estate and construction loans as balances increased and the credit quality of certain loans decreased and a $648 thousand increase in homogeneous loans pool reserves as indirect auto loans grew from $36.4 million at December 31, 2004 to $73.3 million at December 31, 2005 and the addition of credit cards being offered in 2005. This increase was partially offset by a reduction in specific reserves of $1.6 million as the balance of impaired loans decreased from $10.1 million at December 31, 2004 to $3.3 million at December 31, 2005. Management believes that both the allocated and other portions of the reserve are maintained at a level that is adequate to absorb losses in the loan portfolio.

Table 11 — Summary of Loan Loss Experience

The following table presents average loans and summarizes loan loss experience for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Average amount of loans outstanding	$1,317,711	$1,198,881	$1,117,943	$937,265	$807,248
Loan loss reserve at beginning of period	$13,363	$13,099	$12,788	$10,518	$10,294
Charge-offs:
Real estate loans	—	911	382	—	54
Commercial and industrial loans	1,860	1,329	894	965	1,185
Loans to individuals	1,133	1,019	468	374	535

Total charge-offs	2,993	3,259	1,744	1,339	1,774

Recoveries:
Real estate loans	168	368	86	45	367
Commercial and industrial loans	139	625	146	326	182
Loans to individuals	391	421	201	155	146

Total recoveries	698	1,414	433	526	695

Net charge-offs	2,295	1,845	1,311	813	1,079
Additions to loan loss reserve	2,215	2,109	1,622	1,000	1,303
Additions to loan loss reserve as a result of acquisitions	—	—	—	2,083	—

Loan loss reserve at end of period	$13,283	$13,363	$13,099	$12,788	$10,518

Ratio of net charge-off to average loans	.17%	.15%	.12%	.09%	.13%

The decrease in charge-offs during 2006 compared to 2005 was primarily due to the reduction of charge-off activity for real estate loans. There was an increase of charge-offs of $531 thousand in commercial and industrial loans, this increase was primarily due to one large customer charge-off of $1.4 million. Loans that are charged-off are considered to be permanently impaired. Recoveries decreased during 2006 compared to 2005, this was due primarily to the effect of a 2005 sale of a commercial mortgage to a third party investor and payments made on a commercial credit as the borrowers were able to sell personal and business assets not used as collateral for the loan.

The following table summarizes the allocation of the allowance for loan losses and the percentage of loans in each major loan category to total loans at December 31, 2006, 2005, 2004, 2003 and 2002:

	At December 31,
	2006		2005		2004		2003		2002

Real estate loans	$4,266	58.7%	$5,431	61.1%	$4,887	63.0%	$3,970	64.1%	$3,777	58.7%
Commercial and industrial loans	6,963	32.6	6,005	30.7	6,945	31.4	7,258	30.7	4,344	34.2
Loans to individuals	1,005	6.6	949	8.2	349	5.6	859	5.2	1,125	7.1
Lease financings	171	2.1	—	—	—	—	—	—	—	—
Unallocated	878	—	978	—	918	—	701	—	1,272	—

Total	$13,283	100.0%	$13,363	100.0%	$13,099	100.0%	$12,788	100.0%	$10,518	100.0%

The ratio of the reserve for loan losses to total loans was 0.98% at December 31, 2006 and 1.1% at December 31, 2005.

Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with the reserves of SFAS 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer lists and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $689 thousand for the year ended December 31, 2006, $532 thousand for the year ended December 31, 2005, and $616 thousand for the year ended December 31, 2004. The Corporation also has goodwill of $47.2 million ($44.3 million net of accumulated amortization prior to January 1, 2002), which is deemed to be an indefinite intangible asset and will not be amortized.

LIABILITIES

The following table presents liabilities at December 31, 2006 and December 31, 2005:

	At December 31,
	2006	2005	$ Change	% Change

Deposits	$1,488,545	$1,366,715	$121,830	8.9%
Borrowings	225,066	196,761	28,305	14.4
Other liabilities	30,505	32,753	(2,248)	(6.9)

Total liabilities	$1,744,116	$1,596,229	$147,887	9.3

Deposits

Total deposits grew during 2006 due to a $39.4 million increase in certificates of deposits and other time deposits, a $74.7 million increase in money market savings and $16.7 million increase in non-interest bearing demand deposits. These increases were offset by decreases in other interest-bearing demand deposits of $11.9 million. Certificates of deposits and money market savings grew during 2006 primarily as a result of promotions offered to grow deposits in the Bank’s competitive marketplace. The Bank purchased $35.0 million in PLGIT certificates of deposit during 2006 to offset the $50.0 million of matured PLGIT certificates and to augment its fixed funding sources. Average deposit growth for the years ended December 31, 2006 compared to 2005 was due to money market savings and certificates of deposits as discussed above. Average deposit growth for the years ended December 31, 2005 compared to 2004 was also due to the growth of certificates of deposits and money market savings.

Table 12 — Deposits

The following table summarizes the average amount of deposits for the years indicated:

	For the Years Ended December 31,
	2006	2005	2004

Noninterest-bearing demand deposits	$227,444	$226,523	$216,050
Interest checking deposits	135,793	150,024	154,562
Money market savings	321,025	274,304	248,908
Regular savings	195,125	206,876	221,974
Time deposits	549,324	459,110	405,010

Total average deposits	$1,428,711	$1,316,837	$1,246,504

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2006:

	Due Three Months	Due Three to Six	Due Six to Twelve	Due Over Twelve
	or Less	Months	Months	Months

Time deposits	$75,055	$18,620	$29,138	$9,784

Borrowings

Long-term debt increased $20.5 million during 2006 primarily due to $30.0 million of additional advances from the Federal Home Loan Bank. Short-term borrowings increased $9.3 million during 2006 primarily due to increases in Federal funds purchased. In May 2003, the Corporation issued $15.0 million in Subordinated Capital Notes, payments of $1.5 million were made on these notes in 2006; the subordinated capital notes qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of Trust Preferred Securities that qualify for Tier 1 capital status. The proceeds from these transactions were used to support the future growth of the Corporation and its banking subsidiary and for general corporate purposes. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a consequence of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand.

Table 13 — Short Term Borrowings

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2006	2005	2004

Balance at December 31	$99,761	$108,312	$104,442
Weighted average interest rate at year end	2.2%	2.1%	0.7%
Maximum amount outstanding at any month’s end	$104,581	$111,624	$117,664
Average amount outstanding during the year	$96,624	$98,620	$98,735
Weighted average interest rate during the year	2.2%	1.4%	0.7%

Shareholders’ Equity

The following table presents the shareholders’ equity at December 31, 2006 and 2005:

	At December 31,
	2006	2005	$ Change	% Change

Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,459	22,051	408	1.9
Retained earnings	128,242	114,346	13,896	12.2
Accumulated other comprehensive loss	(4,463)	(1,050)	(3,413)	(325.0)
Treasury stock	(35,223)	(36,637)	1,414	(3.9)

Total shareholders’ equity	$185,385	$173,080	$12,305	7.1

On March 23, 2005 the Corporation declared a three-for-two split in the form of a 50 percent stock dividend which was distributed on April 29, 2005. The declaration of this split was recorded in March 2005, which increased common stock by $24.8 million and decreased retained earnings by $24.8 million; this amount equates to the par value of the common stock the Corporation distributed on April 29, 2005. Retained earnings were favorably impacted by net income of $25.4 million partially offset by cash dividends of $10.1 million declared during 2006. Treasury stock decreased primarily because treasury shares were issued for option exercises. There is a buyback program in place that as of December 31, 2006 allows the Corporation to purchase an additional 510,727 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $175 thousand, net of taxes, is included in shareholders’ equity at December 31, 2006. Accumulated other comprehensive income related to debt securities of $989 thousand, net of taxes, has been included in shareholders’ equity at December 31, 2005. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the market values of non-mortgage-backed government agency debt securities this increase is offset by a decline in the market value of municipal securities. The increase in market value of the of the non-mortgage-backed government agency debt securities is attributable to the replacement of lower yielding securities at maturity with higher yielding securities. This increase is also attributed to an increase in the 2-year treasury yield of 27 basis points, an increase in the 3-year treasury yield of 23 basis points, an increase in the 5-year treasury yield of 14 basis points and an increase in the 7-year treasury yield of 13 basis points from December 31, 2005 to December 31, 2006.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. At December 31, 2006, the Corporation had a Tier 1 capital ratio of 10.7% and total risked-based capital ratio of 11.9%. The Corporation had a Tier 1 capital ratio of 11.0% and total risk-based capital ratio of 12.5% at December 31, 2005. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 17 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.

In April 2003, the Corporation secured $15.0 million in subordinated capital notes of which $9.8 million remains outstanding at December 31, 2006, that qualify for Tier 2 capital status. In August 2003, the Corporation, through an unconsolidated affiliate, issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as areas with critical accounting policies.

Reserve for loan and lease losses are provided using techniques that specifically identify losses on impaired loans, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operation and statements of financial condition in the periods requiring additional reserves.

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

The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

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

During the first quarter of 2006, the Corporation adopted SFAS 123R, “Accounting for Stock-based Compensation,” and added stock-based compensation to its list of critical accounting policies. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation recognized stock-based compensation expense of $548 thousand for 2006.

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

The Corporation had used an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on a agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income. The impact of the interest-rate swap on interest income for the year ended December 31, 2006 was a negative $146 thousand compared to positive $21 thousand for the year ended December 31, 2005. At December 31, 2006 the Corporation had no swaps outstanding.

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

Since August 2004, the Bank began purchasing Certificates from PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2006, the Bank had $35.0 million in PLGIT deposits,

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $352.2 million. At December 31, 2006, outstanding borrowings under the FHLB credit facilities totaled $75.5 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $112.0 million. At December 31, 2006, there were $17.9 million of outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2006, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments as of December 31, 2006. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. At December 31, 2006, the Corporation had $256 thousand of obligations under forward contracts.

For further information regarding the Corporation’s commitments, refer to Footnote 14 of the Consolidated Financial Statements, herein.

Table 14 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2006:

	Payments Due by Period
		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years

Long-term debt(a)	$87,933	$4,975	$39,133	$38,632	$5,193
Subordinated capital notes(b)	12,138	2,112	3,978	3,588	2,460
Trust preferred securities(c)	67,035	1,734	3,468	3,468	58,365
Securities sold under agreement to repurchase(d)	99,766	99,766	—	—	—
Other short-term borrowings	17,903	17,903	—	—	—
Time deposits(e)	550,949	462,499	56,143	31,080	1,227
Operating leases	8,145	1,547	2,307	1,622	2,669
Forward contracts	256	256	—	—	—
Standby and commercial letters of credit	71,440	62,821	8,619	—	—
Commitments to extend credit(f)	481,098	141,197	75,218	15,298	249,385
PLGIT deposits	36,929	36,929	—	—	—

Total contractual obligations	$1,433,592	$831,739	$188,866	$93,688	$319,299

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date is in 2008, the Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Reserves of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Corporation has not completed its assessment of SFAS 155 and the impact, if any, on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method — amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement. The Corporation has not completed its assessment of SFAS 156 and the impact, if any, on the consolidated financial statements.

In June 2006 the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect to have a significant impact on its consolidated financial statements upon the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation has not completed its assessment of SFAS 157 and the impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advances made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation has not completed its assessment of SFAS 159 or its potential impact on the consolidated financial statements.

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

The Corporation uses both an interest-rate sensitivity gap analysis and a simulation model to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rates and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is permitted to use interest-rate swaps and interest-rate caps/floors with indices that correlate to on-balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate based on the Corporation’s current economic outlook.

At December 31, 2006, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates increased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.5% less than it would be if market rates would remain unchanged. At December 31, 2005, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decline from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 0.4% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 15.

Table 15 — Interest Sensitivity Analysis

Interest Sensitivity Analysis at December 31, 2006:

	Within	Three to Twelve	One to Five	Over	Non-Rate
	Three Months	Months	Years	Five Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$46,956	$46,956
Interest-earning deposits with other banks	582	—	—	—	—	582
Federal funds sold	22,817	—	—	—	—	22,817
Investment securities	19,931	30,534	131,818	200,117	—	382,400
Loans, net	474,928	201,276	559,374	118,103	(13,283)	1,340,398
Other assets	—	—	—	—	136,348	136,348

Total assets	518,258	231,810	691,192	318,220	170,021	$1,929,501

Liabilities and shareholders’ equity:
Noninterest-bearing deposits	—	—	—	—	263,417	$263,417
Interest-bearing demand deposits	345,051	25,749	137,340	—	—	508,140
Savings deposits	50,296	22,869	121,961	—	—	195,126
Time deposits	156,135	288,326	76,409	992	—	521,862
Borrowed funds	52,814	15,916	150,586	5,750	—	225,066
Other liabilities	—	—	—	—	30,505	30,505
Shareholders’ equity	—	—	—	—	185,385	185,385

Total liabilities and shareholders’ equity	604,296	352,860	486,296	6,742	479,307	$1,929,501

Incremental gap	$(86,038)	$(121,050)	$204,896	$311,478	$(309,286)

Cumulative gap	$(86,038)	$(207,088)	$(2,192)	$309,286

Cumulative gap as a percentage of interest-earning assets	(4.89)%	(11.77)%	(0.12)%	17.58%

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” effective January 1, 2006, and as discussed in note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Philadelphia, Pennsylvania
March 6, 2007

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$46,956	$46,226
Interest-earning deposits with other banks	582	563
Federal funds sold	22,817	12,650
Investment securities held-to-maturity (market value $2,685 and $14,686 at December 31, 2006 and 2005, respectively)	2,619	14,808
Investment securities available-for-sale	379,781	328,451
Loans and leases	1,353,681	1,249,652
Less: Reserve for loan and lease losses	(13,283)	(13,363)

Net loans and leases	1,340,398	1,236,289

Premises and equipment, net	21,878	21,635
Goodwill, net of accumulated amortization of $2,942 at December 31, 2006 and 2005	44,273	40,998
Other intangibles, net of accumulated amortization and fair value adjustments of $5,113 and $4,424 at December 31, 2006 and 2005, respectively	3,335	2,389
Cash surrender value of insurance policies	36,686	35,211
Accrued interest and other assets	30,176	30,089

Total assets	$1,929,501	$1,769,309

LIABILITIES
Demand deposits, noninterest-bearing	$263,417	$246,736
Demand deposits, interest-bearing	508,140	445,395
Savings deposits	195,126	192,154
Time deposits	521,862	482,430

Total deposits	1,488,545	1,366,715

Securities sold under agreements to repurchase	99,761	108,312
Other short-term borrowings	17,900	—
Accrued expenses and other liabilities	30,505	32,753
Long-term debt	77,036	56,580
Subordinated notes	9,750	11,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,744,116	1,596,229

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2006 and 2005; 14,873,904 shares issued at December 31, 2006 and 2005; and 13,005,329 and 12,947,001 shares outstanding at December 31, 2006 and 2005, respectively	74,370	74,370
Additional paid-in capital	22,459	22,051
Retained earnings	128,242	114,346
Accumulated other comprehensive loss, net of tax benefit	(4,463)	(1,050)
Treasury stock, at cost; 1,868,575 shares and 1,926,903 shares at December 31, 2006 and 2005, respectively	(35,223)	(36,637)

Total shareholders’ equity	185,385	173,080

Total liabilities and shareholders’ equity	$1,929,501	$1,769,309

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Interest income
Interest and fees on loans and leases:
Taxable	$85,222	$68,584	$57,421
Exempt from federal income taxes	3,917	3,271	2,939

Total interest and fees on loans and leases	89,139	71,855	60,360

Interest and dividends on investment securities:
Taxable	11,865	9,839	10,805
Exempt from federal income taxes	3,854	3,579	3,578
Interest on time deposits with other banks	27	17	6
Interest on federal funds sold and term federal funds	281	212	40

Total interest income	105,166	85,502	74,789

Interest expense
Interest on demand deposits	11,886	6,043	2,362
Interest on savings deposits	1,615	581	646
Interest on time deposits	21,837	13,592	11,040
Interest on long-term borrowings	4,995	4,371	3,828
Interest on short-term debt	3,318	1,677	1,072

Total interest expense	43,651	26,264	18,948

Net interest income	61,515	59,238	55,841
Provision for loan and lease losses	2,215	2,109	1,622

Net interest income after provision for loan and lease losses	59,300	57,129	54,219

Noninterest income
Trust fee income	5,515	5,225	5,028
Service charges on deposit accounts	6,771	6,908	6,537
Investment advisory commission and fee income	2,284	1,957	1,907
Insurance commission and fee income	4,765	3,551	3,068
Life insurance income	1,475	1,301	1,469
Other service fee income	3,348	3,154	2,687
Net gains on sales of securities	50	150	1,066
Net gain (loss) of dispositions of fixed assets	653	(218)	226
Other	556	416	615

Total noninterest income	25,417	22,444	22,603

Noninterest expense
Salaries and benefits	28,547	26,795	25,360
Net occupancy	4,362	4,276	4,018
Equipment	3,274	2,994	2,854
Marketing and advertising	1,685	1,669	1,192
Other	12,090	10,062	11,496

Total noninterest expense	49,958	45,796	44,920

Income before income taxes	34,759	33,777	31,902
Applicable income taxes	9,382	8,910	8,311

Net income	$25,377	$24,867	$23,591

Net income per share:*
Basic	$1.96	$1.93	$1.84
Diluted	$1.95	$1.91	$1.80

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total
	(In thousands, except share data)

Balance at December 31, 2003	8,546,418	$3,497	$49,580	$20,912	$111,657	$(39,894)	$145,752
Comprehensive Income:
Net Income for 2004					23,591		23,591
Other comprehensive loss, net of income tax benefit of $(700):
Unrealized losses on investment securities available-for-sale		(1,307)					(1,307)
Unrealized losses on swaps		(3)					(3)

Total comprehensive income							22,281

Cash dividends declared ($0.667 per share)*					(8,560)		(8,560)
Stock issued under dividend reinvestment and employee stock purchase plans	44,112				(24)	1,991	1,967
Exercise of stock options, including tax benefits of $720	45,416			720	(892)	1,865	1,693
Acquisition of treasury stock	(60,328)					(2,740)	(2,740)

Balance at December 31, 2004	8,575,618	2,187	49,580	21,632	125,772	(38,778)	160,393
Comprehensive Income:
Net Income for 2005					24,867		24,867
Other comprehensive loss, net of income tax benefit of $(1,742):
Unrealized losses on investment securities available-for-sale		(3,176)					(3,176)
Unrealized losses on swaps		(61)					(61)

Total comprehensive income							21,630

Cash paid in lieu of fractional shares					(6)		(6)
Three-for-two stock split	4,294,143		24,790		(24,790)		—
Cash dividends declared ($0.717 per share)*					(9,260)		(9,260)
Stock issued under dividend reinvestment and employee stock purchase plans	59,450				(27)	2,020	1,993
Exercise of stock options, including tax benefits of $419	174,898			419	(2,210)	4,805	3,014
Acquisition of treasury stock	(157,108)					(4,684)	(4,684)

Balance at December 31, 2005	12,947,001	(1,050)	74,370	22,051	114,346	(36,637)	173,080
Comprehensive Income:
Net Income for 2006					25,377		25,377
Other comprehensive income, net of income tax of $471:
Unrealized gain on investment securities available-for-sale		814					814
Unrealized losses on swaps		61					61

Total comprehensive income							26,252

Cash dividends declared ($0.780 per share)					(10,114)		(10,114)
Stock issued under dividend reinvestment and employee stock purchase plans	77,749					2,051	2,051
Exercise of stock options, including tax benefits of $408	146,384			408	(1,367)	3,845	2,886
Acquisition of treasury stock	(165,805)					(4,482)	(4,482)
Adjustment to initially adopt SFAS Statement 158, net of income taxes of $2,309		(4,288)					(4,288)

Balance at December 31, 2006	13,005,329	$(4,463)	$74,370	$22,459	$128,242	(35,223)	$185,385

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$25,377	$24,867	$23,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,215	2,109	1,622
Depreciation of premises and equipment	2,187	2,013	1,995
(Discount accretion) premium amortization on investment securities	(298)	(170)	174
Amortization and fair market adjustments on intangibles	689	409	579
Premium accretion on deposits and long-term debt	(708)	(879)	(1,170)
Increase in cash surrender values of insurance policies	(1,475)	(1,301)	(1,469)
Deferred tax expense	538	3	286
Realized gains on investment securities	(50)	(150)	(1,066)
Realized (gains) losses on sales of fixed assets	(653)	218	(226)
Realized gains on sales of loans and leases	(386)	(79)	(113)
Net (increase) decrease in deferred loan fees and amortization of premiums on loans	(198)	1	281
Deconsolidation of capital trust	—	—	619
(Increase) decrease in interest receivable and other assets	(2,596)	(1,364)	8,186
(Decrease) increase in accrued expenses and other liabilities	(5,691)	9,081	(910)

Net cash provided by operating activities	18,951	34,758	32,379

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(4,336)	(200)	—
Proceeds from maturing securities held-to-maturity	11,039	75,207	75,027
Proceeds from maturing securities available-for-sale	185,312	56,761	91,166
Proceeds from sales and calls of securities available-for-sale	28,532	16,053	58,125
Purchases of investment securities held-to-maturity	—	(49,885)	(79,914)
Purchases of investment securities available-for-sale	(262,424)	(102,458)	(65,765)
(Increase) decrease in interest-earning deposits	(19)	148	590
Net (increase) decrease in federal funds sold	(10,167)	(11,492)	1,370
Proceeds from sales of loans and leases	15,753	7,329	8,255
Purchases of lease financings	(20,943)	—	—
Net increase in loans and leases	(100,565)	(84,322)	(121,532)
Capital expenditures	(1,719)	(4,038)	(2,089)

Net cash used in investing activities	(159,537)	(96,897)	(34,767)

Cash flows from financing activities:
Net increase in deposits	122,069	96,241	1,279
Net increase (decrease) in short-term borrowings	9,349	(13,630)	(7,688)
Issuance of long-term debt	30,000	—	7,500
Repayment of long-term debt	(9,075)	—	(3,000)
Repayment of subordinated debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(4,482)	(4,684)	(2,740)
Stock issued under dividend reinvestment and employee stock purchase plans	2,051	1,993	1,967
Proceeds from exercise of stock options, including tax benefits	2,886	3,014	1,693
Cash dividends paid	(9,982)	(8,945)	(8,128)

Net cash provided by (used in) financing activities	141,316	72,489	(10,617)

Net increase (decrease) in cash and due from banks	730	10,350	(13,005)
Cash and due from banks at beginning of year	46,226	35,876	48,881

Cash and due from banks at end of year	$46,956	$46,226	$35,876

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$40,426	$24,032	$22,459
Income taxes, net of refunds received	8,043	8,231	7,150
Assets acquired through acquisition	599	—	—
Goodwill and other intangibles due to acquisitions	4,895	200	—
Liabilities acquired through acquisitions	(1,158)	—	—

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements
(All dollar amounts presented in tables are in thousands, except per share data)

Note 1.	Summary of Significant Accounting Policies

Organization

Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Vanguard Leasing, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Vanguard Leasing and Univest Reinsurance Corporation, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Vanguard Leasing and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery and Bucks counties of Pennsylvania through 34 banking offices and provides banking and trust services to the residents and employees of 12 retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Realty Corporation, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Misstatements

On September 13, 2006 the Securities and Exchange Commission (“SEC”) Staff issued Statement of Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. During 2006, the Corporation has not identified a situation for which it must apply SAB 108 for 2006, 2005 or 2004.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

Loans and Leases

Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Accrual of interest income on loans and leases ceases when collectibility of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Thereafter, income is only recognized as payments are received for loans and leases on which there is no uncertainty as to the collectibility of principal. Loans and leases are considered past due based upon failure to comply with contractual terms.

When a loan or lease, including a loan or lease impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan and Lease Fees

Fees collected upon loan or lease origination and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unamortized or unearned fees or unamortized costs are recognized.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Corporation may use interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified portfolio of loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in market value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. There were no outstanding swaps as of December 31, 2006.

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans and leases are reported at the present value of expected future cash flows using the loan’s or lease’s initial effective interest rate, or at the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent.

The reserve for loan and lease losses consists of an allocated reserve and an unallocated reserve. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan and lease loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios, and is to account for a level of imprecision in management’s estimation process.

The specific reserve element is based on a regular analysis of impaired commercial and real estate loans and leases. The specific reserve established for these loans and leases is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

The class reserve element is determined by an internal loan and lease grading process in conjunction with associated allowance factors. The Corporation revises the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan or lease pool classification.

The Corporation maintains an unallocated reserve to recognize the existence of credit exposures that are within the loan and lease portfolio although currently are undetected. There are many factors considered such as the inherent delay in obtaining information regarding a customer’s financial condition or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments.

Premises and Equipment

Land is stated at cost, and bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets. The estimated useful life for new buildings constructed on land owned is forty years, and for new buildings constructed on leased land, is the lesser of forty years or the lease term including anticipated renewable terms. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Land improvements are considered to have estimated useful lives of fifteen years or the lease term including anticipated renewable terms. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Other Real Estate Owned

Other real estate owned represents properties acquired through customers’ loan defaults and is included in accrued interest and other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair market value of the property, less estimated costs to sell.

Stock Options

Effective January 1, 2006 the Corporation adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of share based awards is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption. Prior to 2006, the Corporation had elected to follow the intrinsic value method. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant.

As permitted under SFAS No. 123 (before revision), “Accounting for Stock-Based-Compensation” (“SFAS 123”), the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options and other awards granted to employees. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant; therefore, the Corporation did not recognize any compensation cost during 2005 and 2004. Under the modified prospective method of transition under SFAS 123R, the Corporation is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the years ended December 31, 2005 and 2004 are not directly comparable to the same period in 2006.

The following pro forma information is presented for comparative purposes and illustrates the effect on net income, basic earnings per share and fully-diluted earnings per share, assuming the estimated fair value based method of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period:

	For the Years Ended December 31,
	2006	2005	2004

Net Income as reported	$25,377	$24,867	$23,591
Add: Stock-based compensation expense included in reported net income, net of tax	501	—	—
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax	501	306	578

Pro forma net income	$25,377	$24,561	$23,013

Basic earnings per share:
As reported	$1.96	$1.93	$1.84

Pro forma	$1.96	$1.91	$1.79

Diluted earnings per share:
As reported	$1.95	$1.91	$1.80

Pro forma	$1.95	$1.89	$1.76

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,968,750 shares of common stock. During 2006 and 2005, 67,897 and 61,803 shares, respectively, were issued under the Reinvestment Plan, with 1,320,858 shares available for future purchase as of December 31, 2006.

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Under SFAS 123R compensation expense must be recognized if the discount is greater than 5% of the fair value. During 2006 and 2005, 9,722 and 9,392 shares, respectively, were issued under the Purchase Plan, with 880,188 shares available for future purchase as of December 31, 2006.

Income Taxes

Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in non-interest expense in the year they are assessed and paid and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes.

Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the initial measurement and subsequent recording of goodwill and intangible assets. The Corporation acquired intangible assets in connection with the acquisitions of Pennview Savings Bank, First County Bank and Suburban Community Bank, and acquisitions through Univest Investments, Inc. and Univest Insurance, Inc., that include goodwill, covenants not to compete, customer-related and core deposit intangibles. In accordance with the adoption of SFAS 142, goodwill is no longer amortized. In accordance with the provisions of SFAS 142, the Corporation completes annual impairment tests. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Core deposit and customer-related intangibles are being amortized over their average estimated useful lives of eight to twelve years. The covenants not to compete are being amortized over their three- to five-year contractual lives.

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

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. During 2004, 2005 and 2006, the Corporation recognized the costs associated with providing these benefits during the active service periods of employees in accordance with SFAS 106, “Employer’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”). At December 31, 2006, the Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

Stock Split

On March 23, 2005, the Corporation’s board of directors declared a three-for-two stock split in the form of a dividend distributed on April 29, 2005 to all shareholders of record as of April 6, 2005. All share and per share amounts prior to this date have been retroactively adjusted to give effect to the stock split.

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

Comprehensive Income

Unrealized gains or losses on the Corporation’s available-for-sale securities and cash flow hedges are included in comprehensive income. The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
	2006	2005	2004

Net income	$25,377	$24,867	$23,591
Unrealized gain/(loss) on interest-rate swaps	61	(61)	(3)
Unrealized gain/(loss) on available-for-sale investment securities	846	(3,078)	(614)
Less: reclassification adjustment for gains realized in net income	32	98	693

Total comprehensive income	$26,252	$21,630	$22,281

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS Nos. 133 and 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Corporation has not completed its assessment of SFAS 155 and the impact, if any, on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method — amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

requirements of this Statement. The Corporation has not completed its assessment of SFAS 156 and the impact, if any, on the consolidated financial statements.

In June 2006 the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect to have a significant impact on its consolidated financial statements upon the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation has not completed its assessment of SFAS 157 and the impact, if any, on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (SFAS 159.) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advances made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation has not completed its assessment of SFAS 159 or its potential impact on the consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 2.	Restrictions on Cash and Due from Bank Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2006 was $5.5 million and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $558 thousand and $729 thousand for the years ended December 31, 2006 and 2005, respectively.

Note 3.	Investment Securities

The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2006 and 2005, by maturity within each type:

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Amortized Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities U.S. Treasury, government corporations and agencies:
Within 1 year	$—	$—	$—	$—	$10,000	$—	$(262)	$9,738

	—	—	—	—	10,000	—	(262)	9,738

State and political subdivisions:
Over 10 years	—	—	—	—	1,154	15	—	1,169

	—	—	—	—	1,154	15	—	1,169

Mortgage-backed securities:
Within 1 year	—	—	—	—	31	—	—	31
1 to 5 years	764	7	—	771	230	5	—	235
5 to 10 years	131	3	—	134	1,226	27	—	1,253
Over 10 years	1,711	56	—	1,767	2,155	93	—	2,248

	2,606	66	—	2,672	3,642	125	—	3,767

Other:
1 to 5 years	13	—	—	13	—	—	—	—
5 to 10 years	—	—	—	—	12	—	—	12

	13	—	—	13	12	—	—	12

Total	$2,619	$66	$—	$2,685	$14,808	$140	$(262)	$14,686

Securities Available-for-Sale U.S. Treasury, government corporations and agencies:
Within 1 year	$39,814	$1	$(246)	$39,569	$62,075	$—	$(694)	$61,381
1 to 5 years	91,417	59	(946)	90,530	86,936	—	(1,569)	85,367

	131,231	60	(1,192)	130,099	149,011	—	(2,263)	146,748

State and political subdivisions:
1 to 5 years	460	—	(1)	459	—	—	—	—
5 to 10 years	25,925	1,160	(15)	27,070	19,370	1,203	—	20,573
Over 10 years	55,331	448	(166)	55,613	62,361	1,004	(303)	63,062

	81,716	1,608	(182)	83,142	81,731	2,207	(303)	83,635

Mortgage-backed securities:
Within 1 year	52,296	96	(470)	51,922	75	—	—	75
1 to 5 years	5,153	5	(72)	5,086	6,740	18	(98)	6,660
5 to 10 years	2,605	12	(43)	2,574	368	10	—	378
Over 10 years	79,695	375	(475)	79,595	64,931	110	(1,063)	63,978

	139,749	488	(1,060)	139,177	72,114	138	(1,161)	71,091

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Amortized Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Other:
Within 1 year	2,628	—	—	2,628	7,248	—	—	7,248
1 to 5 years	11,983	22	(114)	11,891	5,994	—	(19)	5,975
5 to 10 years	2,000	—	(21)	1,979	4,999	—	(78)	4,921
Over 10 years or no stated maturity	10,742	190	(67)	10,865	8,875	64	(106)	8,833

	27,353	212	(202)	27,363	27,116	64	(203)	26,977

Total	$380,049	$2,368	$(2,636)	$379,781	$329,972	$2,409	$(3,930)	$328,451

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a market value of $280.5 million and $241.2 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes as required by law.

During the year ended December 31, 2006, available-for-sale securities with a fair value at the date of sale of $1.7 million were sold; $11.4 million were sold in 2005; and $58.1 million were sold in 2004. Gross realized gains on such sales totaled $53 thousand during 2006, $151 thousand in 2005 and $1.3 million in 2004. The gross realized losses totaled $3 thousand in 2006, $1 thousand in 2005 and $204 thousand in 2004. Tax expense related to net realized gains from the sales of investment securities for the years ended December 31, 2006, 2005 and 2004 were $18 thousand, $53 thousand, and $373 thousand, respectively. Accumulated other comprehensive loss related to securities of $175 thousand, net of taxes, is included in shareholders’ equity at December 31, 2006. Accumulated other comprehensive income related to securities of $989 thousand, net of taxes, has been included in shareholders’ equity at December 31, 2005. Unrealized losses in investment securities at December 31, 2006 and 2005 do not represent permanent impairments.

At December 31, 2006 and 2005, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2006:

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury, government corporations and agencies	$22,908	$(107)	$82,867	$(1,085)	$105,775	$(1,192)
State and political subdivisions	11,294	(104)	5,733	(78)	17,027	(182)
Mortgage-backed securities	31,491	(104)	48,835	(956)	80,326	(1,060)
Other	1,973	(24)	8,888	(111)	10,861	(135)

Subtotal, Debt Securities	67,666	(339)	146,323	(2,230)	213,989	(2,569)
Common Stock	1,165	(50)	201	(17)	1,366	(67)

Total temporarily impaired securities	$68,831	$(389)	$146,524	$(2,247)	$215,355	$(2,636)

As of December 31, 2006, the amount of unrealized losses, for less than twelve months, in debt and equity securities classified as either available-for-sale or held-to-maturity was $389 thousand and had a fair value of $68.8 million. The amount of unrealized losses, for twelve months or longer, in debt and equity securities classified as either available-for-sale or held-to-maturity was $2.2 million and had a fair value of $146.5 million. The Corporation believes that the unrealized losses listed in the twelve months or longer category are not other-than temporary because the securities have, subsequent to December 31, 2006, traded at book cost. As of December 31, 2006, the Corporation has concluded that the unrealized losses

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation has the ability and intent to hold the securities until maturity or until it can recover the entire value.

Note 4.	Loans and Leases

The following is a summary of the major loan and lease categories:

	At December 31,
	2006	2005

Commercial, financial and agricultural	$442,182	$383,792
Real estate-commercial	352,596	349,384
Real estate-construction	136,331	110,032
Real estate-mortgage	305,306	303,994
Loans to individuals	89,217	102,095
Lease financings	30,186	415

Total gross loans and leases	1,355,818	1,249,712
Less: Unearned income	(2,137)	(60)

Total loans and leases	$1,353,681	$1,249,652

Net unamortized deferred loan and lease origination fees for the years ended December 31, 2006 and 2005 were $920 thousand and $1.5 million, respectively.

The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the Year 2012. At December 31, 2006, the schedule of minimum lease payments is as follows:

2007	$8,071
2008	8,050
2009	6,785
2010	4,591
2011	2,617
Thereafter	72

Total future minimum lease payments receivable	30,186
Less: Unearned income	(2,137)

Total lease financing receivables, net of unearned income	$28,049

Note 5.	Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$13,363	$13,099	$12,788
Provision charged to operating expenses	2,215	2,109	1,622
Recoveries	698	1,414	433
Loans and leases charged off	(2,993)	(3,259)	(1,744)

Balance at end of year	$13,283	$13,363	$13,099

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information with respect to loans and leases that are considered to be impaired under SFAS 114 is as follows:

	December 31,
	2006		2005
	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans and leases	$5,635		$7,717

Recorded investment in impaired loans at year-end subject to a specific reserve for loan losses and corresponding specific reserve	$5,606	$1,576	$3,263	$1,076
Recorded investment in impaired loans and leases at year-end requiring no specific reserve for loan and lease losses	2,837	—	—	—

Recorded investment in impaired loans and leases at year-end	$8,443		$3,263

Recorded investment in nonaccrual and restructured loans and leases	$8,443		$3,263

Loans and leases greater than 90 days past due and still accruing interest were $760 thousand and $610 thousand at December 31, 2006 and 2005 respectively. Any income accrued on one- to four-family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $6 thousand and $7 thousand at December 31, 2006 and 2005, respectively. There was no other real estate owned at December 31, 2006. Total other real estate owned in 2005 was $344 thousand.

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	December 31,
	2006	2005	2004

Nonaccrual and restructured loans and leases	$8,443	$3,263	$10,090
Interest income that would have been recognized under original terms	541	521	582

No interest income was recognized on these loans and leases for the years ended December 31, 2006, 2005 and 2004.

Note 6.	Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
	2006	2005

Land and land improvements	$4,947	$5,060
Premises and improvements	25,137	23,929
Furniture and equipment	21,787	21,879

Total cost	51,871	50,868
Less: accumulated depreciation	(29,993)	(29,233)

Net book value	$21,878	$21,635

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Intangible Assets

In accordance with the provisions of SFAS 142, the Corporation has completed the annual impairment tests and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was: $683 thousand for the year ended December 31, 2006; $532 thousand for the year ended December 31, 2005; and $616 thousand for the year ended December 31, 2004. The Corporation also has goodwill with a net carrying amount of $47.2 million, which is deemed to be an indefinite intangible asset and will not be amortized. On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc., a full-service insurance agency, located in West Chester, Pa. In connection with this acquisition, $3.1 million was recorded to goodwill, $1.5 million was recorded to a customer-related intangible and $100 thousand was recorded for a covenant not to compete. The Corporation recorded additional goodwill of $152 thousand in 2006 related to its 2004 acquisition of Donald K. Martin & Company.

The following table reflects the components of intangible assets:

	At December 31, 2006			At December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	Carrying	and Fair	Carrying	Carrying	and Fair	Carrying
	Amount	Value Adjustments	Amount	Amount	Value Adjustments	Amount

Non-amortized intangible assets:
Goodwill	$47,215	$2,942	$44,273	$43,940	$2,942	$40,998
Amortized intangible assets:
Covenants not to compete	$320	$222	$98	$220	$170	$50
Branch acquisitions	2,951	2,810	141	2,951	2,642	309
Core deposit intangibles	2,201	1,046	1,155	2,201	799	1,402
Customer related intangibles	1,520	119	1,401	—	—	—
Mortgage servicing rights, net	1,456	916	540	1,441	813	628

Total amortized intangible assets	$8,448	$5,113	$3,335	$6,813	$4,424	$2,389

The estimated aggregate amortization expense for each of the five succeeding fiscal years is:

Year	Amount

2007	$748
2008	582
2009	537
2010	462
2011	334

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004

Mortgage servicing rights beginning balance	$628	$532	$569
Mortgage servicing rights capitalized	15	78	87
Mortgage servicing rights amortized	(97)	(44)	(62)
Fair market value adjustments	(6)	62	(62)

Mortgage servicing rights ending balance	$540	$628	$532

Mortgage loans serviced for others	$61,239	$66,654	$69,345

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The balance of capitalized mortgage servicing rights, net of valuation allowances and accumulated amortization, included in other intangible assets at December 31, 2006 was $540 thousand and at December 31, 2005 was $628 thousand. The aggregate fair value of these rights was $540 thousand and $628 thousand at December 31, 2006 and 2005, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 7.5%. Amortization of mortgage servicing rights of approximately $97 thousand was recorded during 2006, $44 thousand during 2005, and $62 thousand during 2004. The valuation allowance was $33 thousand at December 31, 2006 and $27 thousand at December 31, 2005.

Note 8.	Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2006	2005	2004

Current:
Federal	$8,606	$8,797	$7,932
State	238	110	93
Deferred:
Federal	538	3	286

	$9,382	$8,910	$8,311

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2006	2005	2004

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(7.4)	(6.8)	(6.9)
Increase in the cash surrender value of life insurance policies	(1.5)	(1.3)	(1.6)
Other, including state income taxes	0.8	(0.5)	(0.4)

	26.9%	26.4%	26.1%

During the twelve months ended December 31, 2006 and 2005, the Corporation recorded tax benefits resulting from the exercise of employee stock options of $408 thousand and $419 thousand, respectively, to additional paid-in capital.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. No valuation allowance was recognized for the deferred tax assets at December 31, 2006 and 2005, as management believes it is more likely than not that such deferred tax assets will be realized.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2006	2005

Deferred tax assets:
Loan and lease loss	$4,649	$4,677
Deferred compensation	1,840	1,844
Postretirement benefits	435	421
Adjustments to initially adopt SFAS 158*	2,309	—
Vacation accrual	370	357
Deferred fees and expense	165	278
Intangible assets	204	404
Mark-to-market adjustment*	94	565
Other	419	186

Total deferred tax assets	10,485	8,732

Deferred tax liabilities:
Market discount	397	375
Retirement plans	1,444	1,078
Depreciation	68	261
Prepaid expenses	368	282
Other	309	137

Total deferred tax liabilities	2,586	2,133

Net deferred tax assets	$7,899	$6,599

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).

Note 9.	Retirement Plan and Supplemental Retirement Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay.

The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2006, 2005 and 2004 was $440 thousand, $456 thousand and $452 thousand, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$28,002	$25,724	$1,265	$1,184
Service cost	1,197	1,235	58	52
Interest cost	1,634	1,553	78	71
Actuarial loss	447	1,067	—	47
Benefits paid	(1,611)	(1,577)	(88)	(89)

Benefit obligation at end of year	$29,669	$28,002	$1,313	$1,265

Change in plan assets:
Fair value of plan assets at beginning of year	$19,586	$18,768	$—	$—
Actual return on plan assets	1,538	895	—	—
Benefits paid	(1,611)	(1,577)	(88)	(89)
Employer contribution and non-qualified benefit payments	2,512	1,500	88	89

Fair value of plan assets at end of year	22,025	19,586	—	—

Funded status	(7,644)	(8,416)	(1,313)	(1,265)
Unrecognized net actuarial gain	6,465	6,348	219	218
Unrecognized prior service costs	(54)	(128)	(149)	(170)

Net amount recognized	$(1,233)	$(2,196)	$(1,243)	$(1,217)

Prepaid benefit cost/over-funded pension asset	$—	$3,362	$—	$—
Accrued benefit cost/under-funded pension liability	(7,756)	(5,558)	(1,315)	(1,217)
Accumulated other comprehensive (income) loss	6,523	—	72	—

Net amount recognized	$(1,233)	$(2,196)	$(1,243)	$(1,217)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
	2006	2005

Projected benefit obligation	$23,773	$22,203
Accumulated benefit obligation	20,810	19,250
Fair value of plan assets	22,025	19,586

The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$1,197	$1,235	$1,162	$58	$52	$48
Interest cost	1,634	1,553	1,449	78	71	65
Expected return on plan assets	(1,565)	(1,505)	(1,413)	—	—	—
Amortization of net (gain) loss	354	224	221	11	7	6
Amortization of prior service cost	(73)	(73)	(74)	(20)	(20)	(20)

Net periodic benefit cost	$1,547	$1,434	$1,345	$127	$110	$99

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following benefit payments, which reflect an expected future service, as appropriate, are expected to be paid:

		Other
		Postretirement
For the Fiscal Year Ending:	Retirement Plans	Benefits

2007	$1,679	$92
2008	1,724	97
2009	1,739	102
2010	1,887	107
2011	2,209	113
Years 2012-2016	12,281	600

Expected 2007 amortization of prior service cost for retirement plans is $73 thousand and for other postretirement benefits is $20 thousand.

Weighted-average assumptions used to determine benefit obligations at December 31, 2006 and 2005 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2006	2005	2006	2005

Assumed discount rate for obligation	5.9%	6.0%	5.9%	6.0%
Assumed salary increase rate	5.1%	5.1%	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2006 and 2005 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2006	2005	2006	2005

Assumed discount rate for obligation	6.0%	6.2%	6.0%	6.2%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	5.1	5.1	—	—

Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2006	2005	2004

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2008	2007	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	45	(41)

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Corporation’s pension plan asset allocation at December 31, 2006 and 2005, by asset category was as follows:

	Percentage of Plan Assets at December 31,
Asset Category:	2006	2005

Equity securities	49%	51%
Debt securities	41	43
Other	10	6

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50% equity to 50% fixed income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

At December 31, 2006, the Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS 158 requires an employer to recognize on its balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Prepaid pension cost	$4,444	$(4,444)	$—
Deferred income tax assets	5,590	2,309	7,899
Total assets	1,931,636	(2,135)	1,929,501
Liability for postretirement benefits	6,918	2,153	9,071
Total liabilities	1,741,963	2,153	1,744,116
Accumulated other comprehensive loss, net of tax	(175)	(4,288)	(4,463)
Total shareholders’ equity	189,673	(4,288)	185,385
Total liabilities and shareholders’ equity	1,931,636	(2,135)	1,929,501

Note 10.	Long-Term Incentive Plan

The Corporation adopted the shareholder-approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 219,936 options to purchase common shares outstanding at December 31, 2006 under the 1993 plan. The Corporation may grant options to employees to purchase up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant. For the majority of options issued, after two years, 33 percent of the optioned shares become exercisable in each of the next three years and remain exercisable for a period not exceeding ten years from the date of grant. There were 1,236,450 common shares available for future grants and 250,104 options to purchase common shares outstanding at December 31, 2006 under the 2003 plan.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Activity under the 1993 and 2003 Long-term Incentive Plans was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
	Shares Under	Price per	Contractual	December 31,
	Option	Share	Life (Years)	2006
	($ in thousand except per share data)

Outstanding at December 31, 2005	589,223	$21.57
Granted	37,500	25.01
Expired	(2,100)	28.27
Forfeited	(8,199)	25.63
Exercised	(146,384)	16.89

Outstanding at December 31, 2006	470,040	23.20	5.0	$3,422

Exercisable at December 31, 2006	292,095	21.97	2.7	2,487

During the years ended December 31, 2006 and 2005, proceeds from the exercise of stock options were $2.5 million and $2.6 million, respectively; the tax benefit recognized and recorded to additional paid in capital was $408 thousand and $419 thousand, respectively; and the intrinsic value of the options exercised was $1.7 million and $2.4 million, respectively.

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

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and for those shares granted prior to the effective date of adoption that remained unvested on the date of adoption. There were no options granted in 2004. Options granted during Fiscal Years 2002, 2003 and 2005 which remained unvested on the date of adoption and options granted during 2006 will be expensed in 2006 and in future periods under the following assumptions:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Expected option life in years	8.9	8.7	—	8.0	5.0
Risk free interest rate	5.15%	4.35%	—	3.04%	2.75%
Expected dividend yield	3.04%	3.11%	—	2.11%	2.26%
Expected volatility	.309	.336	—	.142	.219
Fair value of options	$7.96	$7.69	—	$4.57	$3.93

During the year ended December 31, 2006, the Corporation recognized stock-based compensation expense of $522 thousand on stock options and $26 thousand on the Employee Stock Purchase Plan and recognized a tax benefit on nonqualified stock option expense of $47 thousand. At December 31, 2006, accrued stock-based compensation expense amounted to $516 thousand for stock options that the Corporation anticipates will vest over a weighted average period of 11 days. At December 31, 2006, there was $959 thousand of unrecognized expense related to stock options which is expected to be recognized over a weighted-average period of 2.8 years.

During the year ended December 31, 2006, the Corporation accelerated the vesting of 4,437 options for employees as permitted under the 1993 and 2003 Long-Term Incentive Plans upon retirement. As a result of these modifications, additional compensation expense of $15 thousand was recognized.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the change in nonvested options during the year-ended December 31, 2006:

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value

Nonvested options at December 31, 2005	227,080	$6.01
Granted	37,500	7.96
Vested	(78,436)	4.25
Forfeited	(8,199)	6.58

Nonvested options at December 31, 2006	177,945	7.17

Note 11.	Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $132.6 million at December 31, 2006 and $141.4 million at December 31, 2005, with interest expense of $8.5 million for 2006 and $4.1 million for 2005.

At December 31, 2006, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

Due in 2007	$122,815
Due in 2008	3,195
Due in 2009	2,212
Due in 2010	3,169
Due in 2011	848
Thereafter	358

Total	$132,597

Note 12.  Borrowings

At December 31, 2006 and 2005 long-term borrowings consisted of the following:

	Balance		Interest Rate
	2006	2005	2006	2005	Maturity

Federal Home Loan Bank Advances*	$75,500	$54,575	5.32%	5.30%	March 2007 - January 2013
Subordinated Term Loan Note	3,250	3,750	5.50%	5.50%	April 2013
Subordinated Term Loan Note	6,500	7,500	6.72%	5.79%	May 2013
Trust Preferred Securities	20,619	20,619	8.41%	7.60%	October 2033

	$105,869	$87,944

*	Federal Home Loan Bank Advances are calculated at a weighted average rate and do not include the unamortized fair value adjustment of $1.5 million and $2.0 million at December 31, 2006 and 2005, respectively, recorded on debt assumed through the 2003 acquisitions.

The contractual maturities of long-term borrowings as of December 31, 2006 are as follows:

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Due in 2007	$2,500
Due in 2008	11,500
Due in 2009	24,000
Due in 2010	38,500
Due in 2011	1,500
Thereafter	27,869

$105,869

Advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $1.5 million at December 31, 2006. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $352.2 million. At December 31, 2006, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $75.5 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the $75.5 million of outstanding FHLB borrowings are $45.5 million of convertible advances whereby the FHLB has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month LIBOR. The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013. At December 31, 2006, the outstanding balance of these notes was $9.8 million.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities was 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated Univest Capital Trust I, which maintains the Trust Preferred Securities, in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand on the balance sheet. At December 31, 2006, the $20.6 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Bank maintains federal fund credit lines with several correspondent banks totaling $112.0 million. At December 31, 2006, there were $17.9 million of outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2006, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2006	2005	2004

Balance at December 31	$99,761	$108,312	$104,442
Weighted average interest rate at year end	2.2%	2.1%	0.7%
Maximum amount outstanding at any month’s end	$104,581	$111,624	$117,664
Average amount outstanding during the year	$96,624	$98,620	$98,735
Weighted average interest rate during the year	2.2%	1.4%	0.7%

Note 13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2006	2005	2004

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$25,377	$24,867	$23,591

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	12,960	12,867	12,841
Effect of dilutive securities:
Employee stock options	51	141	246

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	13,011	13,008	13,087

Basic earnings per share	$1.96	$1.93	$1.84

Diluted earnings per share	$1.95	$1.91	$1.80

Note 14.	Commitments and Contingencies

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

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The maximum potential amount of future payments under the guarantee is $71.4 million. The current carrying amount of the contingent obligation is $201 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. As of December 31, 2006, the Bank has identified the due from banks’ balance of $30.9 million as a significant concentration of credit risk because it contains a balance due from a single depository institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. At December 31, 2006 the reserve for off-balance sheet credits was $105 thousand.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
Amount

Financial instruments representing credit risk:
Commitments to extend credit	$481,098
Letters of credit	71,440

As of December 31, 2006, the Corporation and its subsidiaries were obligated under noncancelable leases for various premises and equipment. A summary of the future minimum rental commitments under noncancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2007	$1,547
2008	1,326
2009	981
2010	834
2011	788
Thereafter	2,669

Total	$8,145

Rental expense charged to operations was $1.6 million, $1.5 million, and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15.	Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements that convert a portion of its floating rate commercial loan portfolio to a fixed rate basis. In these swaps, the Corporation agrees to exchange, at specified intervals, the difference between fixed and floating-interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of interest rate changes on the Corporation’s net interest income.

At December 31, 2005, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The $20.0 million in notional amount of this interest-rate swap expired on November 2, 2006. There were no outstanding swaps at December 31, 2006.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is an analysis of the changes in the net gain (loss) on cash flow hedges recognized in equity:

	2006	2005	2004

Balance at beginning of year	$(61)	$—	$3
Net gain (loss) for the year	61	(61)	(3)

Balance at end of year	$—	$(61)	$—

Note 16.	Fair Values of Financial Instruments

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

SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Corporation.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table represents the estimates of fair value of financial instruments:

	December 31, 2006		December 31, 2005
	Carrying, Notional		Carrying, Notional
	or Contract		or Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$70,355	$70,355	$59,439	$59,439
Investment securities	382,400	382,466	343,259	343,137
Net loans	1,340,398	1,345,050	1,236,289	1,235,483
Liabilities:
Deposits	1,488,545	1,486,760	1,366,715	1,361,122
Short-term borrowings	117,661	118,665	108,312	108,387
Long-term debt	107,405	106,853	88,449	87,929
Off-Balance-Sheet:
Commitments to extend credit	481,098	(1,747)	448,333	(1,539)
Letters of credit	71,440	(1,092)	60,731	(911)
Forward contracts	256	3	—	—
Interest-rate swap	—	—	20,000	(61)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and short-term assets:  The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.

Investment securities:  Fair values for the held-to-maturity and available-for-sale investments securities are based on quoted market prices.

Loans:  The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.

Deposit liabilities:  The fair values for deposits with fixed maturities are estimated by discounting the final maturity, and the fair values for non-maturity deposits are established using a decay factor estimate of cash flows based upon industry-accepted assumptions. The discount rate applied to deposits consists of an appropriate risk free rate and includes components for credit risk, operating expense, and embedded prepayment options.

Short-term borrowings:  The carrying amounts of securities sold under repurchase agreements, and other short-term borrowings approximate their fair values.

Long-term debt:  The fair values of the Corporation’s long-term borrowings (other than deposits) are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$181,419	11.90%	$121,984	8.00%	$152,480	10.00%
Univest National Bank	169,954	11.27	120,631	8.00	150,788	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	162,725	10.67	60,992	4.00	91,488	6.00
Univest National Bank	156,567	10.38	60,315	4.00	90,473	6.00
Tier 1 Capital (to Average Assets):
Consolidated	162,725	8.76	55,735	3.00	74,314	4.00
Univest National Bank	156,567	8.50	55,239	3.00	73,653	4.00
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$171,484	12.48%	$109,922	8.00%	$137,403	10.00%
Univest National Bank	166,620	12.30	108,352	8.00	135,440	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	151,266	11.01	54,961	4.00	82,442	6.00
Univest National Bank	153,152	11.31	54,176	4.00	81,264	6.00
Tier 1 Capital (to Average Assets):
Consolidated	151,266	8.88	51,104	3.00	68,139	4.00
Univest National Bank	153,152	9.06	50,697	3.00	67,596	4.00

As of December 31, 2006 and December 31, 2005, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2006, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2007 without approval of the Office of Comptroller of the Currency of approximately $23.2 million plus an additional amount equal to the Bank’s net profits for 2007 up to the date of any such dividend declaration.

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

At December 31, 2006, loans to directors and executive officers of the Corporation and companies in which directors have an interest (“Related Parties”) aggregated $43.6 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

The summary of activity for the past year is as follows:

			Balance at
Balance at		Amounts	December 31,
January 1, 2006	Additions	Collected	2006

$36,495	$42,252	$(35,125)	$43,622

The Corporation paid $764 thousand and $2.0 million during 2006 and 2005, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is president of H. Mininger & Son, Inc.

Deposits received from Related Parties as of December 31, 2006 were $10.4 million.

At December 31, 2006, the Bank had commitment to extend credit to Related Parties of $16.5 million and standby and commercial letters of credit for Related Parties of $604 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Parent Company Financial Information

Condensed financial statements of Univest, parent company only, follow:

	At December 31,
Balance Sheets	2006	2005

Assets:
Deposits with bank subsidiary	$44	$90
Investments in securities	7,520	3,603
Investments in subsidiaries, at equity in net assets:
Bank	188,433	179,951
Non-banks	21,104	20,336
Other assets	11,325	11,023

Total assets	$228,426	$215,003

Liabilities:
Dividends payable	$2,599	$2,463
Subordinated capital notes	9,750	11,250
Junior subordinated debentures	20,619	20,619
Other liabilities	10,073	7,591

Total liabilities	43,041	41,923

Shareholders’ equity	185,385	173,080

Total liabilities and shareholders’ equity	$228,426	$215,003

	For the Years Ended December 31,
Statements of Income	2006	2005	2004

Dividends from bank	$16,019	$11,183	$10,141
Dividends from non-banks	1,190	1,200	1,190
Other income	13,989	12,357	12,451

Total operating income	31,198	24,740	23,782
Operating expenses	14,227	13,448	12,506

Income before income tax benefit and equity in undistributed income of subsidiaries	16,971	11,292	11,276
Applicable income tax expense (benefit)	77	(350)	(54)

Income before equity in undistributed income of subsidiaries	16,894	11,642	11,330
Equity in undistributed income of subsidiaries:
Bank	7,714	13,130	12,228
Non-banks	769	95	33

Net income	$25,377	$24,867	$23,591

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Cash Flows	2006	2005	2004

Cash flows from operating activities:
Net income	$25,377	$24,867	$23,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income/loss of subsidiaries	(8,483)	(13,225)	(12,261)
Deconsolidation of capital trust	—	—	619
Realized gains on investment securities	(3)	(64)	(65)
Increase in other assets	(2,801)	(1,230)	(3,638)
Depreciation of premises and equipment	365	371	368
Increase (decrease) in other liabilities	273	330	(378)

Net cash provided by operating activities	14,728	11,049	8,236

Cash flows from investing activities:
Investments in subsidiaries	—	—	—
Proceeds from sales of securities	1,648	1,909	2,903
Purchases of investment securities	(5,395)	(2,790)	(2,633)

Net cash (used in) provided by investing activities	(3,747)	(881)	270

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Repayment of long-term debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(4,482)	(4,684)	(2,740)
Stock issued under dividend reinvestment and employee stock purchase plans	2,051	1,993	1,967
Proceeds from exercise of stock options	2,886	3,014	1,698
Cash dividends paid	(9,982)	(8,945)	(8,128)

Net cash used in financing activities	(11,027)	(10,122)	(8,703)

Net (decrease) increase in deposits with bank subsidiary	(46)	46	(197)
Deposits with bank subsidiary at beginning of year	90	44	241

Deposits with bank subsidiary at end of year	$44	$90	$44

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,289	$1,807	$1,399

Income tax, net of refunds received	$7,827	$8,253	$7,150

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Quarterly Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2006 and 2005 were as follows:

2006 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$28,161	$27,724	$25,729	$23,552
Interest expense	12,840	12,077	10,174	8,560

Net interest income	15,321	15,647	15,555	14,992
Provision for loan and lease losses	621	568	515	511

Net interest income after provision for loan and lease losses	14,700	15,079	15,040	14,481
Net gains on sales of securities	—	3	47	—
Noninterest income	7,063	6,231	5,628	6,445
Noninterest expense	12,631	12,332	12,506	12,489

Income before income taxes	9,132	8,981	8,209	8,437
Applicable income taxes	2,521	2,444	2,194	2,223

Net income	$6,611	$6,537	$6,015	$6,214

Per share data:
Net income:
Basic	$0.509	$0.504	$0.465	$0.480

Diluted	$0.506	$0.502	$0.462	$0.477

Dividends per share	$0.200	$0.200	$0.190	$0.190

2005 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$23,122	$22,165	$20,667	$19,548
Interest expense	7,932	6,964	6,007	5,361

Net interest income	15,190	15,201	14,660	14,187
Provision for loan and lease losses	700	509	450	450

Net interest income after provision for loan and lease losses	14,490	14,692	14,210	13,737
Net gains on sales of securities	—	63	87	—
Noninterest income	5,789	5,493	5,295	5,717
Noninterest expense	11,623	11,071	11,447	11,655

Income before income taxes	8,656	9,177	8,145	7,799
Applicable income taxes	2,262	2,475	2,145	2,028

Net income	$6,394	$6,702	$6,000	$5,771

Per share data:
Net income:
Basic	$0.500	$0.519	$0.466	$0.448

Diluted	$0.496	$0.514	$0.461	$0.442

Dividends per share	$0.190	$0.190	$0.170	$0.167

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Internal controls over financial reporting are the responsibility of the Management of the Corporation. Based on their assessment, Management believes the internal control process is effective as of December 31, 2006, although no evaluation of controls can provide absolute assurance that control weaknesses or fraud activity does not exist at the Corporation.

Management is required to base its assessment of the effectiveness of internal control over financial reporting on a suitable, recognized control framework. Our assessment was based on the “Internal Control-Integrated Framework,” which was developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2006, 2005 and 2004 has been audited by KPMG LLP, independent registered public accounting firm. KPMG LLP presented the Corporation with unqualified opinions for these years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Univest Corporation of Pennsylvania and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Univest Corporation of Pennsylvania’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Univest Corporation of Pennsylvania maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Univest Corporation of Pennsylvania maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Univest Corporation of Pennsylvania as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 6, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 10, 2007 (“2007 Proxy”), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and Nominating and Governance Committee.”

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

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2007 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Information required by Items 201(d) and 403 of Regulation S-K is Incorporated herein by reference from the Registrant’s 2007 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2007 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2007 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2. Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

3. Listing of Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

(b) Exhibits — The response to this portion of item 15 is submitted as a separate section.

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description

(3.1)	Articles of Incorporation as Amended through April 12, 1994 are incorporated by reference to Exhibit 4(b) of Form S-8, File No. 333-24987, filed with the Securities and Exchange Commission (the SEC) on November 4, 1997.
(3.2)	Amended By-Laws dated November 23, 2005 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on November 29, 2005.
(10.1)	Univest 2003 Long-term Incentive Plan is incorporated by reference to Exhibit 4 of Form S-8, File No. 333-123189, filed with the SEC on March 8, 2005.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC March 7, 2005.
(10.3)	Supplemental Retirement Plan incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC March 7, 2005.
(10.4)	Univest 1993 Long-term Incentive Plan is incorporated by reference to Form S-8, File No. 333-24987, filed with the SEC on April 11, 1997.
(11)	Statement Re Computation of Per Share Earnings — is incorporated by reference from Footnote 13 in Item (8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	KPMG LLP — Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Wallace H. Bieler, Senior Executive Vice President, Chief Operation Officer, Chief Financial Officer and Corporate Secretary of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Wallace H. Bieler, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	February 28, 2007

/s/ Marvin A. Anders Marvin A. Anders	Retired Chairman, Director	February 28, 2007

Charles H. Hoeflich	Chairman Emeritus	February 28, 2007

/s/ James L. Bergey James L. Bergey	Director	February 28, 2007

/s/ R. Lee Delp R. Lee Delp	Director	February 28, 2007

/s/ Norman L. Keller Norman L. Keller	Director	February 28, 2007

/s/ Thomas K. Leidy Thomas K. Leidy	Director	February 28, 2007

H. Ray Mininger	Director	February 28, 2007

/s/ Merrill S. Moyer Merrill S. Moyer	Director	February 28, 2007

/s/ Paul G. Shelly Paul G. Shelly	Director	February 28, 2007

/s/ John U. Young John U. Young	Director	February 28, 2007

/s/ K. Leon Moyer K. Leon Moyer	Senior Executive Vice President	February 28, 2007