Form 10-Q
period 2007-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2007-05-10
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,978,481
(Title of Class)	(Number of shares outstanding at 3/31/07)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) March 31, 2007	(SEE NOTE) December 31, 2006
ASSETS	(In thousands, except share data)
Cash and due from banks	$46,291	$46,956
Interest-earning deposits with other banks	478	582
Federal funds sold	15,420	22,817
Investment securities held-to-maturity (market value $2,463 and $2,685 at March 31, 2007 and December 31, 2006, respectively)	2,394	2,619
Investment securities available-for-sale	377,093	379,781
Loans and leases	1,372,523	1,353,681
Less: Reserve for loan and lease losses	(13,414)	(13,283)
Net loans and leases	1,359,109	1,340,398
Premises and equipment, net	21,833	21,878
Goodwill, net of accumulated amortization of $2,942 at March 31, 2007 and December 31, 2006	44,425	44,273
Other intangibles, net of accumulated amortization and fair value adjustments of $5,134 and $5,113 at March 31, 2007 and December 31, 2006, respectively	3,194	3,335
Cash surrender value of insurance policies	37,008	36,686
Accrued interest and other assets	28,685	30,176
Total assets	$1,935,930	$1,929,501

LIABILITIES
Demand deposits, noninterest-bearing	$244,410	$263,417
Demand deposits, interest-bearing	519,102	508,140
Savings deposits	204,815	195,126
Time deposits	553,013	521,862
Total deposits	1,521,340	1,488,545
Securities sold under agreements to repurchase	83,826	99,761
Other short-term borrowings	-	17,900
Accrued expenses and other liabilities	35,962	30,505
Long-term debt	75,919	77,036
Subordinated notes	9,375	9,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,747,041	1,744,116
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at March 31, 2007 and December 31, 2006; 14,873,904 shares issued at March 31, 2007 and December 31, 2006; 12,978,481 and 13,005,329 shares outstanding at March 31, 2007 and December 31, 2006, respectively	74,370	74,370
Additional paid-in capital	22,493	22,459
Retained earnings	131,884	128,242
Accumulated other comprehensive loss, net of tax benefit	(3,974)	(4,463)
Treasury stock, at cost; 1,895,423 and 1,868,575 shares at March 31, 2007 and December 31, 2006, respectively	(35,884)	(35,223)
Total shareholders’ equity	188,889	185,385
Total liabilities and shareholders’ equity	$1,935,930	$1,929,501

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Interest income	($ in thousands, except per share data)
Interest and fees on loans and leases:
Taxable	$22,585	$19,160
Exempt from federal income taxes	1,019	916
Total interest and fees on loans and leases	23,604	20,076
Interest and dividends on investment securities:
Taxable	3,684	2,446
Exempt from federal income taxes	948	967
Other interest income	64	63
Total interest income	28,300	23,552
Interest expense
Interest on deposits	10,395	6,697
Interest on long-term borrowings	1,466	1,156
Interest on short-term debt	994	707
Total interest expense	12,855	8,560
Net interest income	15,445	14,992
Provision for loan and lease losses	624	511
Net interest income after provision for loan and lease losses	14,821	14,481
Noninterest income
Trust fee income	1,487	1,551
Service charges on deposit accounts	1,650	1,672
Investment advisory commission and fee income	679	549
Insurance commission and fee income	1,875	1,377
Life insurance income	322	386
Other service fee income	866	754
Net gain (loss) on sales of securities	-	-
Other	37	156
Total noninterest income	6,916	6,445
Noninterest expense
Salaries and benefits	7,794	7,305
Net occupancy	1,251	1,068
Equipment	775	772
Marketing and advertising	165	535
Other	3,177	2,809
Total noninterest expense	13,162	12,489
Income before income taxes	8,575	8,437
Applicable income taxes	2,328	2,223
Net income	$6,247	$6,214
Net income per share:
Basic	$0.48	$0.48
Diluted	0.48	0.48
Dividends declared	0.20	0.19

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:	($ in thousands)
Net income	$6,247	$6,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	624	511
Depreciation of premises and equipment	513	536
Increase in cash surrender value of insurance policies	(322)	(386)
Other adjustments to reconcile net income to cash provided by operating activities	(59)	(8)
Decrease (increase) in accrued interest receivable and other assets	1,257	(3,082)
Increase (decrease) in accrued expenses and other liabilities	5,441	(2,686)
Net cash provided by operating activities	13,701	1,099
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(198)	(152)
Net capital expenditures	(467)	(991)
Proceeds from maturing securities held-to-maturity	226	308
Proceeds from maturing securities available-for-sale	16,267	11,975
Proceeds from sales of securities available-for-sale	8,380	7,470
Purchases of investment securities available-for-sale	(21,115)	(7,827)
Proceeds from sales of loans and leases	246	449
Purchases of financing leases	(6,478)	─
Net increase in loans and leases	(13,034)	(38,252)
Net decrease (increase) in interest-bearing deposits	104	(58)
Net decrease in federal funds sold	7,397	5,528
Net cash used in investing activities	(8,672)	(21,550)
Cash flows from financing activities:
Net increase in deposits	32,741	38,391
Net decrease in short-term borrowings	(33,835)	(17,463)
Repayment of long-term debt	(1,000)	─
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(1,273)	(1,029)
Stock issued under dividend reinvestment and employee stock purchase plans	492	552
Proceeds from exercise of stock options	151	158
Cash dividends paid	(2,595)	(2,462)
Net cash (used in) provided by financing activities	(5,694)	17,772
Net decrease in cash and due from banks	(665)	(2,679)
Cash and due from banks at beginning of year	46,956	46,226
Cash and due from banks at end of period	$46,291	$43,547

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest expense	$13,623	$8,275
Income taxes, net of refunds received	(2)	23

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the SEC on March 8, 2007.

Note 2. Loan and Leases

The following is a summary of the major loan and lease categories:

($ in thousands)	At March 31, 2007	At December 31, 2006
Commercial, financial and agricultural	$445,422	$442,182
Real estate-commercial	355,627	352,596
Real estate-construction	144,143	136,331
Real estate-residential	305,767	305,306
Loans to individuals	84,866	89,217
Lease financings	39,810	30,186
Total gross loans and leases	1,375,635	1,355,818
Less: Unearned income	(3,112)	(2,137)
Total loans and leases	$1,372,523	$1,353,681

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

($ in thousands)	Three Months Ended March 31,
	2007	2006
Reserve for loan and lease losses at beginning of period	$13,283	$13,363
Provision for loan and lease losses	624	511
Recoveries	159	274
Loans and leases charged off	(652)	(292)
Reserve for loan and lease losses at period end	$13,414	$13,856

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at March 31, 2007 and December 31, 2006 is as follows:

	At March 31, 2007		At December 31, 2006
($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$4,451	$1,498	$5,606	$1,576
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	3,301		2,837
Recorded investment in impaired loans and leases at period-end	$7,752		$8,443
Recorded investment in nonaccrual and restructured loans and leases	$7,752		$8,443

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended
($ in thousands)	March 31,
	2007	2006
Nonaccrual and restructured loans and leases at period end	$7,752	$5,343
Average recorded investment in impaired loans and leases	8,186	4,321
Interest income that would have been recognized under original terms	198	118

No interest income was recognized on these loans for the three-month periods ended March 31, 2007 and 2006.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Numerator:
Numerator for basic and diluted earnings per share - Net income	$6,247	$6,214
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	13,004	12,945
Effect of dilutive securities:
Employee stock options	49	74
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	13,053	13,019
Basic earnings per share	$0.48	$0.48
Diluted earnings per share	$0.48	$0.48

Note 5. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

($ in thousands)	For the Three Months Ended March 31,
	2007	2006
Net Income	$6,247	$6,214
Unrealized loss on cash flow hedges:
Unrealized holding losses arising during the period	─	(11)
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized gains (losses) arising during the period	509	(869)
Defined benefit pension plans:
Unrealized losses arising during the period	(52)	─
Less: amortization of net gain included in net periodic pension costs	(47)	─
Less: accretion of prior service cost included in net periodic pension costs	15	─
Total comprehensive income	$6,736	$5,334

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended March 31,
	2007	2006	2007	2006
	Retirement Plans		Other Postretirement
Service cost	$362	$340	$16	$14
Interest cost	419	414	19	19
Expected return on plan assets	(415)	(382)	─	─
Amortization of net gain	70	70	3	3
Accretion of prior service cost	(18)	(18)	(5)	(5)
Net periodic benefit cost	$418	$424	$33	$31

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make payments of $1.7 million for its qualified and non-qualified retirement plans and $92 thousand for its other postretirement benefit plans in 2007. As of March 31, 2007, $401 thousand and $25 thousand have been paid from its retirement plans and other postretirement plans, respectively. During the three months ended March 31, 2007, the Corporation contributed $126 thousand and $25 thousand to its non-qualified retirement plans and other postretirement plans, respectively. The Corporation presently anticipates making essentially equal payments for the remaining quarters in 2007 to fund the non-qualified retirement plan and other postretirement plans.

Note 7. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At March 31, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement was accrued as an adjustment to interest income. The $20.0 million notional amount of interest-rate swap outstanding expired on November 2, 2006. There were no swaps outstanding at March 31, 2007 or December 31, 2006.

Note 8. Income Taxes

Effective January 1, 2007 the Corporation adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2007, the Coporation had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of January 1, 2007, Tax Years 2003 through 2006 remain subject to Federal examination as well as examination by state taxing jurisdictions.

Note 9. Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to the Corporation will be negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation chose not to adopt SFAS 157 early. The Corporation does not anticipate the adoption of SFAS 157 in the Fiscal Year 2008 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advanced made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 in the Fiscal Year 2008 to have a material impact on its financial statements.

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Vanguard Leasing, Inc., a wholly owned subsidiary of the Bank, provides lease financing. Delview, Inc., a wholly owned subsidiary of the Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

Executive Overview

The Corporation recorded net income of $6.2 million for both three-month periods ended March 31, 2007 and 2006.

Average earning assets increased $140.6 million and average interest-bearing liabilities increased $136.0 million when comparing the three-month periods ended March 31, 2007 and 2006. Increased volume and rates on commercial business loans and commercial and construction real estate loans, partially offset by increased volume and rates on money market savings and certificates of deposits, contributed to a $453 thousand increase in net interest income. The tax-equivalent net interest margin declined slightly to 3.81% for the three-month period ended March 31, 2007 compared to 4.01% for the same period in 2006.

Non-interest income grew 7.30%, when comparing the three-month periods ended March 31, 2007 to 2006, primarily due to increases in insurance commission and fee income.

Non-interest expense grew 5.38% primarily due to salary and employee benefit expense.

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

Results of Operations - Three Months Ended March 31, 2007 Versus 2006

The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2007 and 2006 were as follows:

($ in thousands, except per share data)	For the Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Net income	$6,247	$6,214	$33	0.53%
Net income per share:
Basic	$0.48	$0.48	—	—
Diluted	0.48	0.48	—	—

Return on average shareholders' equity was 13.33% and return on average assets was 1.31% for the three months ended March 31, 2007 compared to 14.24% and 1.41%, respectively, for the same period in 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended March 31, 2007 and 2006. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $453 thousand for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to increased volume and rates on commercial loans and commercial real estate and construction loans, partially offset by increased volume and rates on money market savings deposits and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.81% and 4.01% for the three-month period ended March 31, 2007 and 2006, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.24% for the three months ended March 31, 2007 compared to 3.56% for the same period in 2006. The effect of net interest free funding sources increased to 0.57% for the three months ended March 31, 2007 compared to 0.45% for the same period in 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2007			2006
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$594	$7	4.78%	$610	$6	3.99%
U.S. Government obligations	123,249	1,351	4.45	152,557	1,297	3.45
Obligations of states & political subdivisions	82,983	1,458	7.13	84,612	1,486	7.12
Other securities	175,961	2,308	5.32	97,494	1,124	4.68
Federal Reserve bank stock	1,687	25	6.01	1,687	25	6.01
Federal funds sold	5,197	57	4.45	5,439	57	4.25
Total interest-earning deposits, investments and federal funds sold	389,671	5,206	5.42	342,399	3,995	4.73
Commercial, financial and agricultural loans	407,934	7,967	7.92	365,210	6,402	7.11
Real estate─commercial and construction loans	432,734	8,334	7.81	401,242	7,102	7.18
Real estate─residential loans	305,199	4,112	5.46	303,119	4,007	5.36
Loans to individuals	85,702	1,485	7.03	105,786	1,638	6.28
Municipal loans	92,839	1,469	6.42	86,748	1,275	5.96
Lease financings	31,386	687	8.88	323	11	13.81
Gross loans and leases	1,355,794	24,054	7.20	1,262,428	20,435	6.56
Total interest-earning assets	1,745,465	29,260	6.80	1,604,827	24,430	6.17
Cash and due from banks	39,075			39,173
Reserve for loan losses	(13,315)			(13,572)
Premises and equipment, net	21,888			21,571
Other assets	108,845			104,650
Total assets	$1,901,958			$1,756,649
Liabilities:
Interest-bearing checking deposits	$136,634	$91	0.27%	$140,787	$37	0.11%
Money market savings	365,947	3,685	4.08	284,009	2,110	3.01
Regular savings	198,145	717	1.47	196,136	202	0.42
Certificates of deposit	515,957	5,705	4.48	485,671	4,181	3.49
Time open & club accounts	17,164	197	4.65	19,272	167	3.51
Total time and interest-bearing deposits	1,233,847	10,395	3.42	1,125,875	6,697	2.41
Federal funds purchased	16,297	218	5.42	559	6	4.35
Securities sold under agreements to repurchase	91,450	537	2.38	98,624	506	2.08
Short-term borrowings	17,794	239	5.45	17,176	195	4.60
Long-term debt	76,883	884	4.66	56,525	606	4.35
Subordinated notes and capital securities	29,998	582	7.87	31,502	550	7.08
Total borrowings	232,422	2,460	4.29	204,386	1,863	3.70
Total interest-bearing liabilities	1,466,269	12,855	3.56	1,330,261	8,560	2.61
Demand deposits, non-interest bearing	218,933			228,003
Accrued expenses & other liabilities	29,306			23,841
Total liabilities	1,714,508			1,582,105
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,485			22,053
Retained earnings and other equity	90,595			78,121
Total shareholders’ equity	187,450			174,544
Total liabilities and shareholders’ equity	$1,901,958			$1,756,649

Net interest income		$16,405			$15,870
Net interest spread			3.24			3.56
Effect of net interest-free funding sources			0.57			0.45
Net interest margin			3.81%			4.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.04%			120.64%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

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

	The Three Months Ended March 31, 2007 Versus 2006
	Volume Change		Rate Change	Total
Interest income:
Interest-bearing deposits with other banks	$	─	$1	$1
U.S. Government obligations		(322)	376	54
Obligations of states & political subdivisions		(30)	2	(28)
Other securities		1,030	154	1,184
Federal Reserve bank stock		—	—	—
Federal funds sold		(3)	3	─
Interest on deposits, investments and federal funds sold		675	536	1,211
Commercial , financial and agricultural loans		836	729	1,565
Real estate─commercial and construction loans		609	623	1,232
Real estate─residential loans		30	75	105
Loans to individuals		(349)	196	(153)
Municipal loans		96	98	194
Lease financings		680	(4)	676
Interest and fees on loans and leases		1,902	1,717	3,619
Total interest income		2,577	2,253	4,830
Interest expense:
Interest checking deposits		(2)	56	54
Money market savings		826	749	1,575
Regular savings		7	508	515
Certificates of deposit		338	1,186	1,524
Time open & club accounts		(24)	54	30
Interest on deposits		1,145	2,553	3,698
Federal funds purchased		211	1	212
Securities sold under agreement to repurchase		(42)	73	31
Other short-term borrowings		8	36	44
Long-term debt		235	43	278
Subordinated notes and capital securities		(29)	61	32
Interest on borrowings		383	214	597
Total interest expense		1,528	2,767	4,295
Net interest income		$1,049	$(514)	$535

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

The growth in interest and fees on loans and leases is due primarily to increased volume and rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 81 basis points, primarily due to an 83 basis point increase in the average prime rate, for the three months ended March 31, 2007 compared to the same period in 2006; which, along with average volume increases of $42.7 million, contributed to a $1.6 million increase in interest income. The average yield on commercial and construction real estate loans increased by 63 basis points; this along with average volume increases of $31.5 million contributed to a $1.2 million increase in interest income. The average yield on loans to individuals increased 75 basis points; this increase was offset by a decrease in average volume by $20.1 million, primarily due to the sale of $13.9 million of student loans in the fourth quarter of 2006.

Interest on investments, interest-bearing deposits and federal funds sold increased primarily due to a rate increases on U.S. Government agency obligations and average volume and rate increases in other securities.

Interest Expense

The Corporation’s average rate on deposits increased 101 basis points for the three months ended March 31, 2007 compared to the same period in 2006. The average rate paid on money market savings increased 107 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; average rate increases combined with the average volume increases of $81.9 million, contributed to a $1.6 million increase in interest expense on such deposits. Interest on certificates of deposit increased $1.5 million, due to a 99 basis-point increase in average rate and average volume increases of $30.3 million. Average wholesale certificates of deposit increased $10.0 million and average customer certificates of deposits increased $20.3 million.

Interest expense on federal funds purchased increased $212 thousand due to average volume increase of $15.7 million and a 107 basis point increase in the average rate paid.

Interest expense on long-term debt increased $278 thousand due to an average volume increase of $20.4 million and a 31 basis-point increase in the rate.

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the reserve. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2007. The provision for the three months ended March 31, 2007 and 2006 was $624 thousand and $511 thousand, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income increased during the three months ended March 31, 2007 compared to 2006 primarily due to higher insurance commission and fee income.

The following table presents noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Trust fee income	$1,487	$1,551	$(64)	(4.1)%
Service charges on deposit accounts	1,650	1,672	(22)	(1.3)
Investment advisory commission and fee income	679	549	130	23.7
Insurance commission and fee income	1,875	1,377	498	36.2
Life insurance income	322	386	(64)	(16.6)
Other service fee income	866	754	112	14.9
Other	37	156	(119)	(76.3)
Total noninterest income	$6,916	$6,445	$471	7.3%

Trust fee income decreased in 2007 over 2006 as market value increases on managed accounts were less in 2007 than in 2006. Service fee charges on deposit accounts declined slightly in 2007 compared to 2006 primarily due to reductions in regular checking service fee charges resulting from free-checking products introduced during 2006. Nonsufficient-funds fee income increased slightly, as the average balance of overdrafts increased.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $498 thousand primarily due to the acquisition of B.G. Balmer and Co. in the third quarter of 2006.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. There was less of an increase recognized on these policies in 2007 compared to 2006 due to current market conditions.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the first quarter of 2007 over 2006 primarily due to increases in Mastermoney fees, merchant fees and mortgage placement income.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income declined over prior year due to the $139 thousand in gains on sales of other real estate owned recorded during the first quarter of 2006, as discussed below.

Gains on Sale of Assets

Sales of $244 thousand in mortgage loans during the first quarter of 2007 resulted in gains of $5 thousand compared to sales of $390 thousand for gains of $11 thousand for the first quarter of 2006.

During the three months ended March 31, 2007 and 2006, approximately $4.2 million and $1.6 million, respectively, in securities available-for-sale were sold, resulting in no material gains or losses recognized in either period.

There were no sales of other real estate owned during the three months ended March 31, 2007. During the three months ended March 31, 2006 the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Salaries and benefits	$7,794	$7,305	$489	6.7%
Net occupancy	1,251	1,068	183	17.1
Equipment	775	772	3	0.4
Marketing and advertising	165	535	(370)	(69.2)
Other	3,177	2,809	368	13.1
Total noninterest expense	$13,162	$12,489	$673	5.4%

Salary and benefits increased due to normal annual increases, the acquisition of B.G. Balmer and Co. in the third quarter of 2006, and increased benefit costs during the first quarter of 2007. Net occupancy expense increased primarily due to increased rental obligations associated with the new West Chester insurance office and the new Doylestown corporate banking office. Marketing and advertising expenses decreased primarily due to a reduction in radio advertising costs. Other expenses increased primarily due an increase in the bank shares tax, audit and examination fees, legal fees and amortization costs associated with customer lists. These increases were partially offset by decreases in consultant fees as well as reductions in travel and entertainment expenses.

Tax Provision

The provision for income taxes was $2.3 million for the three months ended March 31, 2007 compared to $2.2 million in 2006, at effective rates of 27.1% and 26.3%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to an increase in pre-tax income, a decrease in tax credits generated from investments in low-income housing projects, and a reduction in the amount the cash surrender value of bank-owned life insurance policies increased.

Financial Condition

Assets
Total assets increased $6.4 million since December 31, 2006. The increase was primarily due to net growth in loans. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2007	2006	Amount	Percent
Cash, deposits and federal funds sold	$62,189	$70,355	$(8,166)	(11.6)%
Investment securities	379,487	382,400	(2,913)	(0.8)
Total loans and leases	1,372,523	1,353,681	18,842	1.4
Reserve for loan and lease losses	(13,414)	(13,283)	(131)	(0.1)
Premises and equipment	21,833	21,878	(45)	(0.2)
Goodwill and other intangibles	47,619	47,608	11	─
Cash surrender value of insurance policies	37,008	36,686	322	0.9
Other assets	28,685	30,176	(1,491)	(4.9)
Total assets	$1,935,930	$1,929,501	$6,429	0.3%

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

Total investments decreased primarily due to maturities, calls and sales of $24.9 million partially offset by purchases of $21.1 million in the available-for-sale portfolio.

Loans

Total loans increased in the first three months of 2007 due to increases in lease financings of $9.6 million, commercial real estate loans of $3.0 million, real estate construction loans of $7.8 million and commercial business loans of $3.2 million. These increases were offset slightly by a decrease in non-real estate related loans to individuals of $4.4 million.

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

Cash basis, restructured and nonaccrual loans totaled $7.8 million at March 31, 2007, $8.4 million at December 31, 2006 and $5.3 million at March 31, 2006 and consisted mainly of commercial loans and real estate related commercial loans. For the three months ended March 31, 2007 and 2006, nonaccrual loans resulted in lost interest income of $198 thousand and $118 thousand, respectively. Loans 90 days or more past due totaled $1.2 million at March 31, 2007, $760 thousand at December 31, 2006 and $663 thousand at March 31, 2006. Other real estate owned totaled $338 thousand at March 31, 2007. There was no other real estate owned at December 31, 2006 and March 31, 2006. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 0.67% at March 31, 2007, 0.68% at December 31, 2006 and 0.47% at March 31, 2006.

At March 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.8 million, all of which were on a nonaccrual basis; the related reserve for loan losses for those loans was $1.5 million. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.4 million, all of which were on a nonaccrual basis; the related reserve for loan losses for those loans was $1.6 million. At March 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $5.3 million; the related reserve for loan losses for those loans was $1.3 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. In the first quarter of 2007, one commercial real estate credit secured by a mortgage totaling $406 thousand and several commercial business loans totaling $730 thousand were added to impaired loans. For the three months ended March 31, 2007, payments of $839 thousand were received on impaired loans, $298 thousand were charged-off, $350 thousand was returned to accruing, and $327 thousand was transferred to other real estate owned.

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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due credits, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors, including input from the Bank’s primary regulators, may cause the provision to fluctuate.

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

The reserve for loan and lease losses increased $131 thousand from December 31, 2006 to March 31, 2007 due to the need to increase the reserve for loan and lease growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan portfolio. The ratio of the reserve for loan losses to total loans was 0.98% at both March 31, 2007 and December 31, 2006.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The balance of this reserve was $105 thousand as of March 31, 2007 and December 31, 2006.

Goodwill and Other Intangible Assets

The Corporation has goodwill of $44.4 million, which is deemed to be an indefinite intangible asset and in accordance to SFAS 142, is no longer amortized. The Corporation also has covenants not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore continue to be amortized over their useful life. In accordance to SFAS 142, the Corporation conducts annual impairment analysis on all intangible assets to determine if impairment of the asset exists. At March 31, 2007, there was no impairment detected.

Liabilities

Total liabilities increased since December 31, 2006 primarily due to an increase in deposits and other liabilities, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:
	At March 31,	At December 31,	Change
	2007	2006	Amount	Percent
Deposits	$1,521,340	$1,488,545	$32,795	2.2%
Borrowings	189,739	225,066	(35,327)	(15.7)
Other liabilities	35,962	30,505	5,457	17.9
Total liabilities	$1,747,041	$1,744,116	$2,925	0.2%

Deposits

Total deposits grew at the Bank primarily due to increases in wholesale certificates of deposit of $24.9 million. Growth in regular and money market savings accounts of $18.7 million were offset by a decrease in non-interest-bearing demand accounts of $19.0 million.

Borrowings

Long-term debt at March 31, 2007, includes $9.4 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $74.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $1.4 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased due to net fluctuations in the sweep accounts of negative $15.9 million and a reduction in federal funds purchased of $17.9 million.

Other Liabilities

Other liabilities increased primarily due to an increase in accrued income taxes and an increase in the liability for payments made to private investors for participated loans.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2006 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2007	2006	Amount		Percent
Common stock	$74,370	$74,370	$	─	─ %
Additional paid-in capital	22,493	22,459		34	0.2
Retained earnings	131,884	128,242		3,642	2.8
Accumulated other comprehensive loss	(3,974)	(4,463)		489	11.0
Treasury stock	(35,884)	(35,223)		(661)	(1.9)
Total shareholders’ equity	$188,889	$185,385		$3,504	1.9%

Retained earnings was favorably impacted by three months of net income of $6.2 million partially offset by cash dividends of $2.6 million declared during the first three months of 2007. Treasury stock increased slightly primarily due to purchases. There is a buyback program in place that as of March 31, 2007 allows the Corporation to purchase an additional 526,571 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive gains related to debt securities of $334 thousand, net of taxes, is included in shareholders' equity as of March 31, 2007. Accumulated other comprehensive loss related to debt securities of $175 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2006. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period increase in accumulated other comprehensive income (loss) was a result of improved market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities. The market value increased are attributable to decreases, from December 31, 2006 to March 31, 2007, in the 2-, 3- and 5-year treasury yields, which ranged from 16 basis points to 24 basis points.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.

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

The Corporation had used an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on a agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net income. The impact of the interest-rate swap on interest income for the three months ended March 31, 2006 was a negative $20 thousand. At March 31, 2007 and December 31, 2006 the Corporation had no swaps outstanding as the swap expired on November 2, 2006.

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

The Corporation supplements its core funding with wholesale certificates of deposit. At March 31, 2007 the Bank had $108.7 million in wholesale certificates of deposits. The Corporation also supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $343.4 million. At March 31, 2007, the Corporation's outstanding borrowings under the FHLB credit facilities totaled $74.5 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $112.0 million. At March 31, 2007, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2007, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of March 31, 2007, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

Pennsylvania Local Government Investment Trust (“PLGIT”) deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Corporation is not required to provide collateral on these deposits. These standby letters of credit are issued by the FHLB on behalf of the Corporation, which is the account party on the letters of credit and therefore is obligated to reimburse the FHLB for all payments made under the standby letter of credit. The Corporation’s exposure is represented by the contractual amount of these instruments.

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of March 31, 2007:

	Payments Due by Period
	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$85,946	$13,860	$36,755	$30,185	$5,146
Subordinated capital notes	11,566	2,088	3,936	3,536	2,006
Trust preferred securities	66,552	1,732	3,464	3,464	57,892
Securities sold under agreement to repurchase	83,836	83,836	─	─	─
Time deposits	586,575	490,214	78,908	17,203	250
Operating leases	7,742	1,495	2,176	1,562	2,509
Standby and commercial letters of credit	69,163	58,312	10,851	─	─
Standby letters of credit issued by FHLB on behalf of the Corporation	47,469	47,469	─	─	─
Commitments to extend credit	508,111	184,590	53,124	13,929	256,468
Forward contracts	190	190	─	─	─
Total contractual obligations	$1,467,108	$883,786	$189,214	$69,879	$324,271

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to the Corporation will be negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation chose not to adopt SFAS 157 early. The Corporation does not anticipate the adoption of SFAS 157 in the Fiscal Year 2008 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advanced made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 in the Fiscal Year 2008 to have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

As of March 31, 2007 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2006.

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

There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2006 as filed with the Securities and Exchange Commission on March 8, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2007	15,721	$30.27	15,721	515,404
February 1 - 28, 2007	─	─	─	515,404
March 1 - 31, 2007	32,575	24.47	32,575	483,879
Total	48,296		48,296

1.	Transactions are reported as of settlement dates.
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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 10, 2007, the Corporation’s shareholders approved the following matters:

For	Abstain

1.	ELECTION OF THREE CLASS II DIRECTORS TO SERVE FOR A THREE-YEAR TERM EXPIRING IN 2010:
James L. Bergey	9,594,341.74	598,489.40
Charles H. Hoeflich	9,926,088.13	266,743.01
John U. Young	10,021,655.88	171,175.26

2.	ELECTION OF THREE ALTERNATE DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 2008:
Margaret K. Zook	9,511,312.93	681,518.21
William G. Morral, CPA	9,467,046.54	725,784.60
Mark A. Schlosser	9,514,862.93	677,968.21

The other directors of the Corporation whose terms in office continued after the 2007 Annual Meeting of Shareholders are as follows: terms expiring at the 2008 Annual Meeting are Marvin A. Anders, R. Lee Delp, H. Ray Mininger and P. Gregory Shelly; and terms expiring at the 2009 Annual Meeting are William S. Aichele, Norman L. Keller, Thomas K. Leidy and Merrill S. Moyer.

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

Univest Corporation of Pennsylvania (Registrant)

Date: May 8, 2007	By:	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President,
Chief Operation Officer and Chief Financial Officer