Form 10-Q
period 2007-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2007-08-08
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (215) 721-2400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes    ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,875,642
(Title of Class)	(Number of shares outstanding at 06/30/07)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) June 30, 2007	(SEE NOTE) December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and due from banks	$50,237	$46,956
Interest-earning deposits with other banks	473	582
Federal funds sold	27,451	22,817
Investment securities held-to-maturity (market value $2,218 and $2,685 at June 30, 2007 and December 31, 2006, respectively)	2,169	2,619
Investment securities available-for-sale	395,295	379,781
Loans and leases	1,380,736	1,353,681
Less: Reserve for loan and lease losses	(13,793)	(13,283)
Net loans and leases	1,366,943	1,340,398
Premises and equipment, net	21,817	21,878
Goodwill, net of accumulated amortization of $2,942 at June 30, 2007 and December 31, 20069	44,436	44,273
Other intangibles, net of accumulated amortization and fair value adjustments of $5,502 and $5,113 at June 30, 2007 and December 31, 2006, respectively	2,995	3,335
Cash surrender value of insurance policies	37,420	36,686
Accrued interest and other assets	29,036	30,176
Total assets	$1,978,272	$1,929,501

LIABILITIES
Demand deposits, noninterest-bearing	$238,141	$263,417
Demand deposits, interest-bearing	528,363	508,140
Savings deposits	215,161	195,126
Time deposits	575,036	521,862
Total deposits	1,556,701	1,488,545
Securities sold under agreements to repurchase	87,360	99,761
Other short-term borrowings	-	17,900
Accrued expenses and other liabilities	31,132	30,505
Long-term debt	85,807	77,036
Subordinated notes	9,000	9,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,790,619	1,744,116
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at June 30, 2007 and December 31, 2006; 14,873,904 shares issued at June 30, 2007 and December 31, 2006; 12,875,642 and 13,005,329 shares outstanding at June 30, 2007 and December 31, 2006, respectively	74,370	74,370
Additional paid-in capital	22,504	22,459
Retained earnings	135,267	128,242
Accumulated other comprehensive loss, net of tax benefit	(6,236)	(4,463)
Treasury stock, at cost; 1,998,262 and 1,868,575 shares at June 30, 2007 and December 31, 2006, respectively	(38,252)	(35,223)
Total shareholders’ equity	187,653	185,385
Total liabilities and shareholders’ equity	$1,978,272	$1,929,501

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$23,400	$20,896	$45,985	$40,056
Exempt from federal income taxes	1,033	941	2,052	1,857
Total interest and fees on loans and leases	24,433	21,837	48,037	41,913
Interest and dividends on investment securities:
Taxable	3,715	2,800	7,399	5,246
Exempt from federal income taxes	970	981	1,918	1,948
Other interest income	88	111	152	174
Total interest income	29,206	25,729	57,506	49,281
Interest expense
Interest on deposits	11,279	8,410	21,674	15,107
Interest on long-term debt and capital securities	1,561	1,187	3,027	2,343
Interest on short-term debt	728	577	1,722	1,284
Total interest expense	13,568	10,174	26,423	18,734
Net interest income	15,638	15,555	31,083	30,547
Provision for loan and lease losses	653	515	1,277	1,026
Net interest income after provision for loan and lease losses	14,985	15,040	29,806	29,521
Noninterest income
Trust fee income	1,481	1,448	2,968	2,999
Service charges on deposit accounts	1,702	1,671	3,352	3,343
Investment advisory commission and fee income	686	607	1,365	1,156
Insurance commission and fee income	1,316	924	3,191	2,301
Life insurance income	412	235	734	621
Other service fee income	930	790	1,796	1,544
Net gain on sales of securities	51	47	51	47
Net loss on disposition of fixed assets	(64)	(64)	(64)	(67)
Other	50	17	87	176
Total noninterest income	6,564	5,675	13,480	12,120
Noninterest expense
Salaries and benefits	7,840	7,198	15,634	14,503
Net occupancy	1,186	1,059	2,437	2,127
Equipment	828	805	1,603	1,577
Marketing and Advertising	243	446	408	981
Other	3,234	2,998	6,411	5,807
Total noninterest expense	13,331	12,506	26,493	24,995
Income before income taxes	8,218	8,209	16,793	16,646
Applicable income taxes	2,143	2,194	4,471	4,417
Net income	$6,075	$6,015	$12,322	$12,229
Net income per share:
Basic	$0.47	$0.47	$0.95	$0.95
Diluted	0.47	0.46	0.95	0.94
Dividends declared	0.20	0.19	0.40	0.38

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income	$12,322	$12,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,277	1,026
Depreciation of premises and equipment	1,014	1,081
Realized gains on investment securities	(51)	(47)
Realized losses on dispositions of fixed assets	64	67
Increase in cash surrender value of insurance policies	(734)	(621)
Other adjustments to reconcile net income to cash provided by operating activities	412	467
Decrease (increase) in interest receivable and other assets	1,640	(161)
Increase (decrease) in accrued expenses and other liabilities	440	(11,265)
Net cash provided by operating activities	16,384	2,776
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(198)	(152)
Net capital expenditures	(1,017)	(1,532)
Proceeds from maturing securities held-to-maturity	452	571
Proceeds from maturing securities available-for-sale	26,248	38,753
Proceeds from sales and calls of securities available-for-sale	21,858	18,515
Purchases of investment securities available-for-sale	(66,221)	(83,682)
Proceeds from sales of loans and leases	1,617	756
Purchases of financing leases	(20,488)	(271)
Net increase in loans and leases	(8,736)	(72,145)
Net decrease (increase) in interest-bearing deposits	109	(46)
Net (increase) decrease in federal funds sold	(4,634)	9,915
Net cash used in investing activities	(51,010)	(89,318)
Cash flows from financing activities:
Net increase in deposits	68,247	73,184
Net (decrease) increase in short-term borrowings	(30,301)	20,709
Issuance of long term debt	10,000	—
Repayment of long-term debt	(1,000)	(5,000)
Repayment of subordinated debt	(750)	(750)
Purchases of treasury stock	(4,478)	(2,192)
Stock issued under dividend reinvestment and employee stock purchase plans	1,002	1,043
Proceeds from exercise of stock options	384	749
Cash dividends paid	(5,197)	(4,924)
Net cash (used in) provided by financing activities	37,907	82,819
Net decrease in cash and due from banks	3,281	(3,723)
Cash and due from banks at beginning of year	46,956	46,226
Cash and due from banks at end of period	$50,237	$42,503

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest expense	$26,501	$19,137
Income taxes, net of refunds received	5,319	5,134

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the SEC on March 8, 2007.

Note 2. Loans and Leases

The following is a summary of the major loan and lease categories:

($ in thousands)	At June 30, 2007	At December 31, 2006
Commercial, financial and agricultural	$446,111	$442,182
Real estate-commercial	352,189	352,596
Real estate-construction	139,748	136,331
Real estate-residential	308,527	305,306
Loans to individuals	82,363	89,217
Lease financings	55,697	30,186
Total gross loans and leases	1,384,635	1,355,818
Less: Unearned income	(3,899)	(2,137)
Total loans and leases	$1,380,736	$1,353,681

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at June 30, 2007 and December 31, 2006 is as follows:
	At June 30, 2007		At December 31, 2006
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reserve for loan and lease losses at beginning of period	$13,414	$13,856	$13,283	$13,363
Provision for loan and lease losses	653	515	1,277	1,026
Recoveries	197	129	356	402
Loans charged off	(471)	(220)	(1,123)	(511)
Reserve for loan and lease losses at period end	$13,793	$14,280	$13,793	$14,280

($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$7,303	$2,520	$5,606	$1,576
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	575		2,837
Recorded investment in impaired loans and leases at period-end	$7,878		$8,443
Recorded investment in nonaccrual and restructured loans and leases	$7,878		$8,443

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Nonaccrual and restructured loans and leases at period end	$7,878	$9,843	$7,878	$9,843
Average recorded investment in impaired loans and leases	7,868	5,707	7,756	4,967
Interest income that would have been recognized under original terms	198	115	396	233

No interest income was recognized on these loans for the three- and six-month periods ended June 30, 2007 and 2006.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share –Net income	$6,075	$6,015	$12,322	$12,229
Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	12,936	12,939	12,970	12,942
Effect of dilutive securities:
Employee stock options	22	79	33	69
Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	12,958	13,018	13,003	13,011
Basic earnings per share	$0.47	$0.47	$0.95	$0.95
Diluted earnings per share	0.47	0.46	0.95	0.94

Note 5. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Net Income	$6,075	$6,015	$12,322	$12,229
Unrealized gain on cash flow hedges:
Unrealized holding gains arising during the period	—	15	—	4
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized losses arising during the period	(2,298)	(977)	(1,789)	(1,846)
Less: reclassification adjustment for gains realized in net income	33	31	33	31
Defined benefit pension plans:
Unrealized gains (losses) arising during the period	13	—	(39)	—
Less: amortization of net gain included in net periodic pension costs	(65)	—	(112)	—
Less: accretion of prior service cost included in net periodic pension costs	9	—	24	—
Total comprehensive income	$3,813	$5,022	$10,549	$10,356

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended June 30,
	2007	2006	2007	2006
	Retirement Plans		Other Postretirement
Service cost	$324	$347	$16	$15
Interest cost	429	406	20	20
Expected return on plan assets	(470)	(388)	—	—
Amortization of net (gain) loss	98	70	2	3
Amortization of prior service cost	(9)	72	(5)	(5)
Net periodic benefit cost	$372	$437	$33	$33

($ in thousands)	Six Months Ended June 30,
	2007	2006	2007	2006
	Retirement Plans		Other Postretirement
Service cost	$686	$687	$32	$29
Interest cost	848	820	39	39
Expected return on plan assets	(885)	(776)	—	—
Amortization of net (gain) loss	168	166	5	6
Amortization of prior service cost	(27)	(36)	(10)	(10)
Net periodic benefit cost	$790	$861	$66	$64

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make payments of $1.7 million for its qualified and non-qualified retirement plans and $92 thousand for its other postretirement benefit plans in 2007. As of June 30, 2007, $895 thousand and $49 thousand have been paid from its retirement plans and other postretirement plans, respectively. During the six months ended June 30, 2007, the Corporation contributed $250 thousand and $49 thousand to its non-qualified retirement plans and other postretirement plans, respectively. The Corporation presently anticipates making essentially equal payments for the remaining quarters in 2007 to fund the non-qualified retirement plan and other postretirement plans.

Note 7. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At June 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement was accrued as an adjustment to interest income. The $20.0 million notional amount of interest-rate swap outstanding expired on November 2, 2006. There were no swaps outstanding at June 30, 2007 or December 31, 2006.

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

As of January 1, 2007 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of January 1, 2007, Tax Years 2003 through 2006 remain subject to Federal examination as well as examination by state taxing jurisdictions.

Note 9. Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reach a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to Univest will be negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation does not anticipate the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advanced made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s second fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 to have a material impact on its financial statements.

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

Executive Overview

The Corporation recorded net income for the six months ended June 30, 2007 of $12.3 million, a 0.8% increase over the June 30, 2006 period.

Average earning assets increased $122.7 million and average interest-bearing liabilities increased $116.5 million when comparing the six-month periods ended June 30, 2007 and 2006. Increased volume of commercial loans and lease financings and increased rates on commercial business loans and (commercial construction real estate loans), partially offset by increased rates and volume of money market savings and increased rates on certificates of deposits, contributed to a $536 thousand increase in net interest income. The tax-equivalent net interest margin declined slightly to 3.74% for the six-month period ended June 30, 2007 compared to 3.98% for the same period in 2006.

Non-interest income grew 11.22%, when comparing the six-month periods ended June 30, 2007 to 2006, primarily due to increases in insurance commissions and fee income, investment advisory commissions and fee income, and other service fee income. Non-interest expense grew 5.99% primarily due to an increase in salary and employee benefit expense slightly offset by a decrease in marketing and adverting expenses.

The Corporation earns its revenues primarily from the margins and fees it generates from the loan and lease and depository services it provides as well as from trust, insurance and investment commissions and fees. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value while the margin impact will vary from bank to bank based upon the structure of its balance sheet. The Corporation maintains a relatively low interest rate risk profile and does not anticipate that an increase in interest rates would be adverse to its net interest margin.

The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. It plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objectives by acquiring banks and other financial service providers in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for its customers, and by using technology to ensure that the needs of its customers are understood and satisfied.

Results of Operations – Three Months Ended June 30, 2007 Versus 2006

The Corporation’s consolidated net income and earnings per share for the three months ended June 30, 2007 and 2006 were as follows:

($ in thousands, except per share data)	For the Three Months Ended June 30,		Change
	2007	2006	Amount	Percent
Net income	$6,075	$6,015	$60	1.0%
Net income per share:
Basic	$0.47	$0.47	—	—
Diluted	0.47	0.46	$0.01	2.2%

Return on average shareholders' equity was 12.83% and return on average assets was 1.26% for the three months ended June 30, 2007 compared to 13.53% and 1.32%, respectively, for the same period in 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended June 30, 2007 and 2006. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $83 thousand for the three months ended June 30, 2007 compared to 2006 primarily due to increased volume on lease financings and increased volume and rates on commercial loans and commercial real estate and construction loans, partially offset by increased volume and rates on money market savings deposits and increased rates on certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.71% and 3.95% for the three month period ended June 30, 2007 and 2006, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.13% for the three months ended June 30, 2007 compared to 3.47% for the same period in 2006. The effect of net interest free funding sources increased to 0.58% for the three month period ended June 30, 2007 compared to 0.48% for the same period in 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
($ in thousands)

	For the Three Months Ended June 30,
	2007			2006
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$612	$8	5.24%	$668	$6	3.60%
U.S. Government obligations	121,336	1,366	4.52	150,794	1,314	3.50
Obligations of states & political subdivisions	84,560	1,492	7.08	84,463	1,507	7.16
Other securities	175,495	2,324	5.31	116,033	1,460	5.05
Federal Reserve bank stock	1,687	25	5.94	1,687	26	6.18
Federal funds sold	5,717	80	5.61	8,349	105	5.04
Total interest-earning deposits, investments and federal funds sold	389,407	5,295	5.45	361,994	4,418	4.90
Commercial, financial and agricultural loans	417,787	8,267	7.94	382,770	7,088	7.43
Real estate—commercial and construction loans	436,640	8,562	7.87	422,727	7,919	7.51
Real estate—residential loans	307,886	4,155	5.41	304,469	4,122	5.43
Loans to individuals	83,577	1,449	6.95	107,302	1,756	6.56
Municipal loans	93,205	1,260	5.42	87,352	1,295	5.95
Lease financings	43,303	967	8.96	282	11	15.65
Gross loans and leases	1,382,398	24,660	7.16	1,304,902	22,191	6.82
Total interest-earning assets	1,771,805	29,955	6.78	1,666,896	26,609	6.40
Cash and due from banks	40,467			40,586
Reserve for loan and lease losses	(13,554)			(14,034)
Premises and equipment, net	21,842			22,118
Other assets	109,717			106,610
Total assets	$1,930,277			$1,822,176
Liabilities:
Interest-bearing checking deposits	$140,731	$110	0.31%	$138,897	$37	0.11
Money market savings	370,713	3,826	4.14	316,345	2,802	3.55
Regular savings	206,698	846	1.64	197,252	310	0.63
Certificates of deposit	529,630	6,136	4.65	529,125	4,995	3.79
Time open & club accounts	29,113	361	4.97	24,008	266	4.44
Total time and interest-bearing deposits	1,276,885	11,279	3.54	1,205,627	8,410	2.80
Federal funds purchased	12,445	168	5.41	4,295	56	5.23
Securities sold under agreements to repurchase	84,815	512	2.42	93,809	495	2.12
Short-term borrowings	3,446	47	5.47	2,344	26	4.45
Long-term debt	83,010	980	4.74	55,860	606	4.35
Subordinated notes and capital securities	29,623	582	7.88	31,127	581	7.49
Total borrowings	213,339	2,289	4.30	187,435	1,764	3.77
Total interest-bearing liabilities	1,490,224	13,568	3.65	1,393,062	10,174	2.93
Demand deposits, non-interest bearing	221,200			228,121
Accrued expenses & other liabilities	29,436			23,171
Total liabilities	1,740,860			1,644,354
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,501			22,059
Retained earnings and other equity	92,546			81,393
Total shareholders’ equity	189,417			177,822
Total liabilities and shareholders’ equity	$1,930,277			$1,822,176

Net interest income		$16,387			$16,435
Net interest spread			3.13			3.47
Effect of net interest-free funding sources			0.58			0.48
Net interest margin			3.71%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.90%			119.66%

Notes:    Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
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

($ in thousands)	The Three Months Ended June 31, 2007 Versus 2006
	Volume Change	Rate Change	Total
Interest income:
Interest-bearing deposits with other banks	$(1)	$3	$2
U.S. Government obligations	(331)	383	52
Obligations of states & political subdivisions	2	(17)	(15)
Other securities	789	75	864
Federal Reserve bank stock	—	(1)	(1)
Federal funds sold	(37)	12	(25)
Interest on deposits, investments and federal funds sold	422	455	877
Commercial, financial and agricultural loans	692	487	1,179
Real estate—commercial and construction loans	264	379	643
Real estate—residential loans	48	(15)	33
Loans to individuals	(411)	104	(307)
Municipal loans	80	(115)	(35)
Lease financings	961	(5)	956
Interest and fees on loans and leases	1,634	835	2,469
Total interest income	2,056	1,290	3,346
Interest expense:
Interest checking deposits	4	69	73
Money market savings	559	465	1,024
Regular savings	39	497	536
Certificates of deposit	6	1,135	1,141
Time open & club accounts	63	32	95
Interest on deposits	671	2,198	2,869
Federal funds purchased	110	2	112
Securities sold under agreement to repurchase	(53)	70	17
Other short-term borrowings	15	6	21
Long-term debt	320	54	374
Subordinated notes and capital securities	(29)	30	1
Interest on borrowings	363	162	525
Total interest expense	1,034	2,360	3,394
Net interest income	$1,022	$(1,070)	$(48)

Notes:    Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loan and lease unearned discounts have been included in the average loan and lease balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased volume and rates on commercial business loans and commercial and construction real estate loans and increased volume of lease financings. The average interest yield on the commercial loan portfolio increased 51 basis points, primarily due to 36 basis point increase in the average prime rate, for the three months ended June 30, 2007 compared to the same period in 2006; which, along with average volume increases of $35.0 million, contributed to a $1.2 million increase in interest income. The average yield on commercial and construction real estate loans increased by 36 basis points; this along with average volume increases of $13.9 million contributed to a $643 thousand increase in interest income. Lease financing’s growth in volume of $43.0 million contributed to the $956 thousand increase in interest income.

Interest on investments, interest-bearing deposits and federal funds sold increased primarily due to rate increases on U.S. Government agency obligations and average volume and rate increases in other securities.

Interest Expense

The Corporation’s average rate on deposits increased 74 basis points for the three months ended June 30, 2007 compared to the same period in 2006. The average rate paid on money market savings increased 59 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace. Interest expense on certificates of deposit increased $1.1 million, due to an 86 basis-point increase in average rate. Average rate increases along with the average volume growth of $71.3 million, contributed to a $2.9 million increase in interest expense on deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on federal funds purchased increased $112 thousand due to average volume increase of $8.2 million and a 18 basis point increase in the average rate paid.

Interest expense on long-term debt increased $374 thousand due to an average volume increase of $27.2 million and a 39 basis-point increase in the rate.

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activities, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2007. The provision for loan and lease losses for the three months ended June 30, 2007 and 2006 was $653 thousand and $515 thousand, respectively.

Noninterest Income

Noninterest income consists of trust department fees, service charges on deposits, commissions, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned insurance. Total noninterest income increased during the three months ended June 30, 2007 compared to 2006 primarily due to higher insurance commission and fee income.

The following table presents noninterest income for the periods indicated:

($ in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	Amount	Percent
Trust fee income	$1,481	$1,448	$33	2.3%
Service charges on deposit accounts	1,702	1,671	31	1.9
Investment advisory commission and fee income	686	607	79	13.0
Insurance commission and fee income	1,316	924	392	42.4
Life insurance income	412	235	177	75.3
Other service fee income	930	790	140	17.7
Net gain on sales of securities	51	47	4	8.5
Net loss on dispositions of fixed assets	(64)	(64)	-	-
Other	50	17	33	194.1
Total noninterest income	$6,564	$5,675	$889	15.7

Trust fee income for the three months ended June 30, 2007 increased slightly over 2006 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts grew slightly in 2007 compared to 2006. This was a result of an increase in nonsufficient-funds fees and money manager fees. These increases were offset by reductions in regular checking service fee charges resulting from free-checking products introduced during 2006.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $392 thousand primarily due to the acquisition of B.G. Balmer and Co. in the third quarter of 2006.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. There was a $177 thousand increase in the value of these policies when compared to the same period in 2006.

Net gains on the sales of securities increased slightly and the net loss recognized on dispositions of fixed asset remained stable when compared to the same period in 2006. The details of these items are discussed below.

Other service fee income consists primarily of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2007 over 2006 primarily due to increases in Mastermoney fees, merchant fees and mortgage servicing fees.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased over prior year primarily due to the $76 thousand decline of losses recognized on investments in partnerships.

Gains on Sale of Assets

Sales of $1.3 million in loans and leases during three months ended June 30, 2007 resulted in gains of $37 thousand compared to sales of $738 thousand for gains of $7 thousand for the three months ended June 30, 2006.

During the three months ended June 30, 2007, approximately $3.6 million in available-for-sale securities were sold, resulting in a gain of $51 thousand. During the three months ended June 30, 2006, approximately $31 thousand of securities were sold recognizing gains of $1 thousand; the Corporation also received $46 thousand resulting from the mandatory sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

During the second quarter of 2007, the Corporation relocated a Bucks County banking office within one of the supermarket branch locations to a traditional office, recognizing a loss of $64 thousand. During the three months ended June 30, 2006, the Corporation relocated a Montgomery County banking office within one of its supermarket locations and recognized a loss of $65 thousand; this was slightly reduced by gains on sales of other fixed assets.

There were no sales of other real estate owned during the three months ended June 30, 2007 and 2006.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

($ in thousands)	For the Three Months Ended June 30,		Change
	2007	2006	Amount	Percent
Salaries and benefits	$7,840	$7,198	$642	8.9%
Net occupancy	1,186	1,059	127	12.0
Equipment	828	805	23	2.9
Marketing and advertising	243	446	(203)	(45.5)
Other	3,234	2,998	236	7.9
Total noninterest expense	$13,331	$12,506	$825	6.6%

Salary and benefits increased due to normal annual increases, the acquisition of B.G. Balmer and Co. in the third quarter of 2006, and increased benefit costs for the six months ended June 30, 2007 when compared to June 30, 2006. Net occupancy expense increased primarily due to increased rental obligations for the B.G. Balmer and Co. and the Vernfield office rents. Marketing and advertising expenses decreased primarily due to a reduction in radio and newspaper advertising costs. Other expenses increased primarily due an increase in the bank shares tax, audit and examination fees and amortization costs associated with customer lists. These increases were partially offset by decreases in consultant fees and sales training expenses.

Tax Provision

The provision for income taxes was $2.1 million for the three months ended June 30, 2007 compared to $2.2 million in 2006, at effective rates of 26.06% and 26.73%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to growth in amount the cash surrender value of bank-owned life insurance policies increased partially offset by a decrease in tax credits generated from investments in low-income housing projects.

Results of Operations – Six Months Ended June 30, 2007 Versus 2006

The Corporation’s consolidated net income and earnings per share for the six months ended June 30, 2007 and 2006 were as follows:

($ in thousands, except per share data)	For the Six Months Ended June 30,		Change
	2007	2006	Amount	Percent
Net income	$12,322	$12,229	$93	0.8%
Net income per share:
Basic	$0.95	$0.95	-	-
Diluted	0.95	0.94	0.01	1.1

Return on average shareholders' equity was 13.08% and return on average assets was 1.29% for the six months ended June 30, 2007 compared to 13.88% and 1.37%, respectively, for the same period in 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the six months ended June 30, 2007 and 2006. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $536 thousand for the six months ended June 30, 2007 compared to 2006 primarily due to increased volume and rates on commercial loans and commercial real estate and construction loans and the volume of lease financings, partially offset by increased volume and rates on money market savings deposits and increased rates on certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.74% for the six-month period ended June 30, 2007 and 3.98% for the same period in 2006. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.17% for the six months ended June 30, 2007 compared to 3.52% for the same period in 2006. The effect of net interest free funding sources increased to 0.57% for the six months ended June 30, 2007 compared to 0.46% for the same period in 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
($ in thousands)

	For the Six Months Ended June 30,
	2007			2006
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$603	$15	5.02%	$639	$12	3.79%
U.S. Government obligations	122,287	2,717	4.48	151,670	2,611	3.47
Obligations of states & political subdivisions	83,776	2,951	7.10	84,537	2,993	7.14
Other securities	175,726	4,631	5.31	106,815	2,584	4.88
Federal Reserve bank stock	1,687	51	6.10	1,687	51	6.10
Federal funds sold	5,458	137	5.06	6,902	162	4.73
Total interest-earning deposits, investments and federal funds sold	389,537	10,502	5.44	352,250	8,413	4.82
Commercial, financial and agricultural loans	412,864	16,234	7.93	374,038	13,490	7.27
Real estate─commercial and construction loans	434,697	16,895	7.84	412,044	15,021	7.35
Real estate─residential loans	306,026	8,267	5.45	303,798	8,129	5.40
Loans to individuals	85,159	2,932	6.94	106,548	3,394	6.42
Municipal loans	93,023	2,545	5.52	87,052	2,570	5.95
Lease financings	37,401	1,657	8.93	303	22	14.64
Gross loans and leases	1,369,170	48,530	7.15	1,283,783	42,626	6.70
Total interest-earning assets	1,758,707	59,032	6.77	1,636,033	51,039	6.29
Cash and due from banks	39,775			39,883
Reserve for loan losses	(13,435)			(13,805)
Premises and equipment, net	21,865			21,846
Other assets	109,283			105,636
Total assets	$1,916,195			$1,789,593
Liabilities:
Interest-bearing checking deposits	$138,694	201	0.29	$139,836	74	0.11
Money market savings	368,343	7,511	4.11	300,267	4,912	3.30
Regular savings	202,445	1,563	1.56	196,697	512	0.52
Certificates of deposit	522,831	11,841	4.57	507,518	9,176	3.65
Time open & club accounts	23,172	558	4.86	21,653	433	4.03
Total time and interest-bearing deposits	1,255,485	21,674	3.48	1,165,971	15,107	2.61
Federal funds purchased	14,360	386	5.42	2,437	62	5.13
Securities sold under agreements to repurchase	88,114	1,050	2.40	96,203	1,001	2.10
Short-term borrowings	10,581	286	5.45	9,719	221	4.59
Long-term debt	79,963	1,863	4.70	56,191	1,212	4.35
Subordinated notes and capital securities	29,810	1,164	7.87	31,314	1,131	7.28
Total borrowings	222,828	4,749	4.30	195,864	3,627	3.73
Total interest-bearing liabilities	1,478,313	26,423	3.60	1,361,835	18,734	2.77
Demand deposits, non-interest bearing	220,072			228,062
Accrued expenses & other liabilities	29,371			23,504
Total liabilities	1,727,756			1,613,401
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,493			22,056
Retained earnings and other equity	91,576			79,767
Total shareholders’ equity	188,439			176,193
Total liabilities and shareholders’ equity	$1,916,195			$1,789,594

Net interest income		$32,609			$32,305

Net interest spread			3.17			3.52
Effect of net interest-free funding sources			0.57			0.46
Net interest margin			3.74%			3.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.97%			120.13%

Notes:    Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
For rate calculation purposes, average loan categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
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

($ in thousands)	The Six Months Ended June 30, 2007 Versus 2006
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(1)	$4	$3
U.S. Government obligations	(654)	760	106
Obligations of states & political subdivisions	(25)	(17)	(42)
Other securities	1,819	228	2,047
Federal Reserve bank stock	—	—	—
Federal funds sold	(36)	11	(25)
Interest on deposits, investments and federal funds sold	1,103	986	2,089
Commercial, financial and agricultural loans	1,520	1,224	2,744
Real estate─commercial and construction loans	873	1,001	1,874
Real estate─residential loans	63	75	138
Loans to individuals	(737)	275	(462)
Municipal loans	161	(186)	(25)
Lease financings	1,644	(9)	1,635
Interest and fees on loans and leases	3,524	2,380	5,904
Total interest income	4,627	3,366	7,993
Interest expense:
Interest checking deposits	2	125	127
Money market savings	1,393	1,206	2,599
Regular savings	37	1,014	1,051
Certificates of deposit	350	2,315	2,665
Time open & club accounts	36	89	125
Interest on deposits	1,818	4,749	6,567
Federal funds purchased	320	4	324
Securities sold under agreement to repurchase	(94)	143	49
Other short-term borrowings	24	41	65
Long-term debt	553	98	651
Subordinated notes and capital securities	(59)	92	33
Interest on borrowings	744	378	1,122
Total interest expense	2,562	5,127	7,689
Net interest income	$2,065	$(1,761)	$304

Notes:    Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loan and lease unearned discounts have been included in the average loan and lease balances.

Interest Income

The growth in interest and fees on loans is due primarily to increased volume and rates on commercial business loans and commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 66 basis points, primarily due to 69 basis point increase in the average prime rate, for the six months ended June 30, 2007 compared to the same period in 2006; which, along with average volume increases of $38.8 million, contributed to a $2.7 million increase in interest income. The average yield on commercial and construction real estate loans increased by 49 basis points; this along with average volume increases of $22.7 million contributed to a $1.9 million increase in interest income. Lease financings’ growth in volume of $37.1 million contributed to $1.6 million in interest income.

Interest Expense

The Corporation’s average rate on deposits increased 87 basis points for the six months ended June 30, 2007 compared to the same period in 2006. The average rate paid on money market savings increased 81 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which along with a $68.1 million increase in volume contributed to a $2.6 million increase in interest expense. Interest on certificates of deposit increased $2.7 million, primarily due to a 92 basis-point increase in average rate.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on federal funds purchased increased during the six months ended June 30, 2007 compared to 2006 primarily due to an increase in volume of $11.9 million and a 29 basis-point increase in the average rate paid.

Interest on long-term debt increased primarily due to a $23.8 million dollar increase in volume and a 35 basis-point increase in the rate paid on FHLB borrowings.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activities, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2007. The provision for the six months ended June 30, 2007 and 2006 was $1.3 million and $1.0 million, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during the six months ended June 30, 2007 compared to 2006 primarily due to higher insurance commissions and fees, investment advisory commission as well as other service fee income.

($ in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	Amount	Percent
Trust fee income	$2,968	$2,999	$(31)	(1.0)%
Service charges on deposit accounts	3,352	3,343	9	0.3
Investment advisory commission and fee income	1,365	1,156	209	18.1
Insurance commission and fee income	3,191	2,301	890	38.7
Life insurance income	734	621	113	18.2
Other service fee income	1,796	1,544	252	16.3
Net gain on sales of securities	51	47	4	8.5
Net loss on dispositions of fixed assets	(64)	(67)	3	4.5
Other	87	176	(89)	(50.6)
Total noninterest income	$13,480	$12,120	$1,360	11.2

Trust fee income decreased in 2007 over 2006 as market value increases on managed accounts were less in 2007 when compared to the same period in 2006. Service charges on deposit accounts grew slightly in 2007 compared to 2006. This was a result of an increase in nonsufficient-funds fees and money manager fees. These increases were offset by reductions in regular checking service fee charges resulting from free-checking products introduced during 2006.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., grew approximately $890 thousand primarily due to the acquisition of B.G. Balmer and Co. in the third quarter of 2006.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase in value of these policies was more in 2007 when compared to the same period in 2006.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2007 over 2006 primarily due to increases in Mastermoney fees, merchant fees and mortgage servicing fees.

Net gains on the sales of securities increased slightly and the net loss recognized on dispositions of fixed asset declined when compared to the same period in 2006. The details of these items are discussed below.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased over prior year primarily due to the $139 thousand gain on sales of other real estate owned that was recognized during the first six months of 2006 and a $77 thousand decline in miscellaneous income. These decreases were offset by an increase of $23 thousand in the sale of loans and leases and a $122 decline in the losses recognized on investments in partnerships.

Gains on Sale of Assets

Sales of $1.6 million in loans and leases during the first six months ended June 30, 2007 resulted in gains of $41 thousand compared to sales of $1.2 million for gains of $18 thousand for the six months ended June 30, 2006.

During the six months ended June 30, 2007 and 2006, approximately $7.8 million and $1.6 million of securities were sold recognizing gains of $51 thousand and $1 thousand respectively. During the six months ended June 30, 2006, the Corporation also recognized a $46 thousand resulting from the mandatory sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

During the six months ended June 30, 2007, the Corporation relocated a banking office within one of the supermarket branch locations to a traditional office, recognizing a loss of $64 thousand. During the six months ended June 30, 2006, the Corporation relocated a banking office within one of its Bucks and Montgomery County supermarket locations and recognized a loss of $65 thousand.

During the six months ended June 30, 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during the six months ended June 30, 2007.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

($ in thousands)	For the Six Months Ended June 30,		Change
	2007	2006	Amount	Percent
Salaries and benefits	$15,634	$14,503	$1,131	7.8%
Net occupancy	2,437	2,127	310	14.6
Equipment	1,603	1,577	26	1.6
Marketing and advertising	408	981	(573)	(58.4)
Other	6,411	5,807	604	10.4
Total noninterest expense	$26,493	$24,995	$1,498	6.0

Salary and benefits increased due to the normal annual increases, the acquisition of B. G. Balmer and Co. in the third quarter of 2006. Net occupancy expense increased primarily due to the increased rental obligations associated with the new West Chester insurance office and the new Doylestown corporate banking office.

Equipment expenses grew only slightly when comparing the first six months of 2007 to the same period in 2006. Marketing and advertising costs declined significantly over prior year primarily due to decreased radio and newspaper advertising expense.

Other expenses increased primarily due an increase in the bank shares tax, audit and examination fees, legal fees and amortization costs associated with customer lists. These increases were partially offset by decreases in consultant fees and sales training expenses.

Tax Provision

The provision for income taxes was $4.5 million for the first six months ended June 30, 2007 compared to $4.4 million in 2006, at effective rates of 26.63% and 26.53%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the six-month periods is primarily due to a reduction in tax credits and an increase in pre-tax income partially offset by growth in the amount the cash surrender value of bank-owned life insurance policies increased.

Financial Condition

Assets

Total assets increased $48.8 million since December 31, 2006. The increase was primarily due to net growth in loans and investment securities. The following table presents the assets for the periods indicated:

($ in thousands)	At June,	At December 31,	Change
	2007	2006	Amount	Percent
Cash, deposits and federal funds sold	$78,161	$70,355	$7,806	11.1%
Investment securities	397,464	382,400	15,064	3.9
Total loans and leases	1,380,736	1,353,681	27,055	2.0
Reserve for loan and lease losses	(13,793)	(13,283)	(510)	3.8
Premises and equipment	21,817	21,878	(61)	(0.3)
Goodwill and other intangibles	47,431	47,608	(177)	(0.4)
Cash surrender value of insurance policies	37,420	36,686	734	2.0
Other assets	29,036	30,176	(1,140)	(3.8)
Total assets	$1,978,272	$1,929,501	$48,771	2.5%

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

Total investments increased primarily due to purchases of $66.2 million, partially offset by maturities of $26.7 million, calls of $14.0 million and sales of $7.8 million.

Loans and Leases

Total loans and leases increased in the six months ended of 2007 due to increases in lease financings of $25.5 million, commercial loans of $3.9 million, real estate construction loans of $3.4 million and real estate residential loans of $3.2 million. These increases were offset slightly by a decrease in non-real estate related loans to individuals of $6.9 million.

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

Cash basis, restructured and nonaccrual loans totaled $7.8 million at June 30, 2007, $8.4 million at December 31, 2006 and $9.8 million at June 30, 2006 and consists mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2007 and 2006, nonaccrual loans resulted in lost interest income of $396 thousand and $233 thousand, respectively. Loans 90 days or more past due totaled $1.4 million at June 30, 2007, $760 thousand at December 31, 2006 and $620 thousand at June 30, 2006. Other real estate owned totaled $333 thousand at June 30, 2007. There was no other real estate owned as of December 31, 2006 and June 30, 2006. The Corporation's ratio of nonperforming assets to total loans and other real estate owned was 0.69% at June 30, 2007, 0.68% at December 31, 2006 and 0.79% at June 30, 2006.

At June 30, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.8 million, all of which were on a nonaccrual basis; the related reserve for loan losses for those loans was $2.5 million. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.4 million, all of which were on a nonaccrual basis; the related reserve for loan losses for those loans was $1.6 million. At June 30, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9.8 million; the related reserve for loan losses for those loans was $1.9 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. In the first six months of 2007, one commercial real estate credit secured by a mortgage totaling $406 thousand and several commercial business loans totaling $730 thousand were added to impaired loans. For the six months ended June 30, 2007, payments of $1.2 million were received on impaired loans, $298 thousand were charged-off, $350 thousand was returned to accruing, and $327 thousand was transferred to other real estate owned.

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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due credits, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans are evaluated individually. All other loans are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the second paragraph and applied to the pooled loan categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS No. 114. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

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

The class reserve element is determined by an internal loan and leases grading process in conjunction with associated allowance factors. The Corporation revises the class reserve factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded.

The reserve for loan and lease losses increased $510 thousand from December 31, 2006 to June 30, 2007 due to the need to increase the reserve for loan and lease growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans was 1.00% at both June 30, 2007 and 0.98% at December 31, 2006.

Goodwill and Other Intangible Assets

The Corporation has covenants not to compete, intangible assets due to bank and branch acquisitions, core deposit intangibles, customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The Corporation also has goodwill of $44.4 million, which is deemed to be an indefinite intangible asset and will not be amortized but is tested for impairment annually.

Liabilities

Total liabilities increased since December 31, 2006 primarily due to an increase in deposits and other liabilities, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
($ in thousands)	2007	2006	Amount	Percent
Deposits	$1,556,701	$1,488,545	$68,156	4.6%
Borrowings	202,786	225,066	(22,280)	(9.9)
Other liabilities	31,132	30,505	627	2.1
Total liabilities	$1,790,619	$1,744,116	$46,503	2.7%

Deposits

Total deposits grew at the Bank primarily due to increases in PLGIT deposits of $30.0 million and wholesale certificates of deposit of $10.8 million. Growth in regular and money market savings accounts of $40.5 million were offset by a decrease in non-interest-bearing demand accounts of $29.5 million.

Borrowings

Long-term debt at June 30, 2007, includes $9.0 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $84.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $1.3 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the second quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased due to fluctuations in the sweep accounts of a negative $12.4 million and decreases in federal funds purchased of $17.9 million.

Other Liabilities

Other liabilities increased primarily due to an increase in accrued expenses and an increase in the liability for payments made to private investors for participated loans.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2006 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
($ in thousands)	2007	2006	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,504	22,459	45	0.2
Retained earnings	135,267	128,242	7,025	5.5
Accumulated other comprehensive loss	(6,236)	(4,463)	(1,773)	39.7
Treasury stock	(38,252)	(35,223)	(3,029)	8.6
Total shareholders’ equity	$187,653	$185,385	$2,268	1.2%

Retained earnings was favorably impacted by six months of net income of $12.3 million partially offset by cash dividends of $5.2 million declared during the first six months of 2007. Treasury stock increased primarily due to purchases. There is a buyback program in place that as of June 30, 2007 allows the Corporation to purchase an additional 526,571 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to debt securities of $2.0 million, net of taxes, is included in shareholders' equity as of June 30, 2007. Accumulated other comprehensive loss related to debt securities of $175 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2006. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period increase/decrease in accumulated other comprehensive income (loss) was a result of improved market values of fixed rate mortgage-backed and non-mortgage-backed government agency debt securities. The market value increased/decreases are attributable to increases, from December 31, 2006 to June 30, 2007, in the 2-, 3- and 5-year treasury yields, which ranged from 5 basis points to 22 basis points.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan losses, intangible assets, investment securities, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.

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

The Corporation had used an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on a agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation's net income. The impact of the interest-rate swap on interest income for the three months ended June 30, 2006 was a negative $20 thousand. At June 30, 2007 and December 31, 2006 the Corporation had no swaps outstanding.

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

The Corporation supplements its core funding with wholesale certificates of deposit. At June 30, 2007 the bank had $59.6 million in wholesale certificates of deposits. The Corporation also supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $347.5 million. At June 30, 2007, the Corporation's outstanding borrowings under the FHLB credit facilities totaled $84.5 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $112.0 million. At June 30, 2007, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2007, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of June 30, 2007, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, includes current and projected interest payable, as of June 30, 2007:

	Payments Due by Period
($ in thousands)	Total	Due in One Year or Less	Due in One to Three Years	Due in Four to Five Years	Due in Over Five Years
Long-term debt	$96,355	$14,215	$47,264	$29,777	$5,099
Subordinated capital notes	11,037	2,066	3,893	3,486	1,592
Trust preferred securities	66,607	1,734	3,468	3,468	57,937
Securities sold under agreement to repurchase	87,371	87,371	—	—	—
Time deposits	611,294	496,049	104,909	10,071	265
Operating leases	10,001	1,778	3,059	2,402	2,762
Standby and commercial letters of credit	66,013	56,387	9,555	71	—
Standby letters of credit issued by FHLB on behalf of the Corporation	68,262	68,262	—	—	—
Commitments to extend credit	519,250	190,810	55,875	14,700	257,865
Forward contracts	450	450	—	—	—
Total contractual obligations	$1,536,640	$919,122	$228,023	$63,975	$325,520

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reach a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to Univest will be negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation does not anticipate the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advanced made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt the SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s second fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 to have a material impact on its financial statements.

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

As of June 30, 2007 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	25,750	$24.88	25,750	433,607
May 1 – 31, 2007	76,126	23.42	76,126	357,481
June 1 – 30, 2007	34,769	22.53	34,769	322,712
Total	136,645		136,645

1.	Transactions are reported as of settlement dates.
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

Univest Corporation of Pennsylvania (Registrant)

Date: August 3, 2007	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer

Date: August 3, 2007	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President,
Chief Operation Officer and Chief Financial Officer