Form 10-Q
period 2007-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2007-11-09
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (215) 721-2400

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,782,232
(Title of Class)	(Number of shares outstanding at 9/30/07)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	September 30, 2007	December 31, 2006
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$40,466	$46,956
Interest-bearing deposits with other banks	613	582
Federal funds sold	13,260	22,817
Investment securities held-to-maturity (market value $2,068 and $2,685 at September 30, 2007 and December 31, 2006, respectively)	2,012	2,619
Investment securities available-for-sale	393,015	379,781
Loans and leases	1,371,374	1,353,681
Less: Reserve for loan and lease losses	(13,872)	(13,283)
Net loans and leases	1,357,502	1,340,398
Premises and equipment, net	22,747	21,878
Goodwill, net of accumulated amortization of $2,942 at September 30, 2007 and December 31, 2006	44,438	44,273
Other intangibles, net of accumulated amortization of $5,692 and $5,113 at September 30, 2007 and December 31, 2006, respectively	2,813	3,335
Cash surrender value of insurance policies	46,311	36,686
Accrued interest and other assets	29,198	30,176
Total assets	$1,952,375	$1,929,501

LIABILITIES
Demand deposits, noninterest-bearing	$228,908	$263,417
Demand deposits, interest-bearing	531,468	508,140
Savings deposits	217,428	195,126
Time deposits	540,359	521,862
Total deposits	1,518,163	1,488,545
Securities sold under agreements to repurchase	77,381	99,761
Other short-term borrowings	17,600	17,900
Accrued expenses and other liabilities	32,344	30,505
Long-term debt	85,696	77,036
Subordinated notes	8,625	9,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,760,428	1,744,116
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at September 30, 2007 and December 31, 2006; 14,873,904 shares issued at September 30, 2007 and December 31, 2006; 12,782,232 and 13,005,329 shares outstanding at September 30, 2007 and December 31, 2006, respectively	74,370	74,370
Additional paid-in capital	22,573	22,459
Retained earnings	139,144	128,242
Accumulated other comprehensive loss, net of tax benefit	(4,011)	(4,463)
Treasury stock, at cost; 2,091,672 and 1,868,575 shares at September 30, 2007 and December 31, 2006, respectively	(40,129)	(35,223)
Total shareholders’ equity	191,947	185,385
Total liabilities and shareholders’ equity	$1,952,375	$1,929,501

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$23,648	$22,542	$69,633	$62,598
Exempt from federal income taxes	1,028	1,003	3,080	2,860
Total interest and fees on loans and leases	24,676	23,545	72,713	65,458
Interest and dividends on investment securities:
Taxable	3,932	3,178	11,331	8,424
Exempt from federal income taxes	981	959	2,899	2,907
Other interest income	193	42	345	216
Total interest income	29,782	27,724	87,288	77,005
Interest expense
Interest on deposits	11,804	9,722	33,478	24,829
Interest on long-term debt and capital securities	1,613	1,264	4,640	3,607
Interest on short-term debt	572	1,091	2,294	2,375
Total interest expense	13,989	12,077	40,412	30,811
Net interest income	15,793	15,647	46,876	46,194
Provision for loan and lease losses	456	568	1,733	1,594
Net interest income after provision for loan and lease losses	15,337	15,079	45,143	44,600
Noninterest income
Trust fee income	1,525	1,363	4,493	4,362
Service charges on deposit accounts	1,706	1,748	5,058	5,091
Investment advisory commission and fee income	647	545	2,012	1,701
Insurance commission and fee income	1,385	1,233	4,576	3,534
Life insurance income	391	433	1,125	1,054
Other service fee income	913	893	2,709	2,437
Net gain on sales of securities	259	3	310	50
Net loss on disposition of fixed assets	─	─	(64)	(67)
Other	86	16	173	192
Total noninterest income	6,912	6,234	20,392	18,354
Noninterest expense
Salaries and benefits	7,659	7,051	23,293	21,554
Net occupancy	1,188	1,078	3,625	3,205
Equipment	793	829	2,396	2,406
Marketing and Advertising	255	291	663	1,272
Other	3,187	3,083	9,598	8,890
Total noninterest expense	13,082	12,332	39,575	37,327
Income before income taxes	9,167	8,981	25,960	25,627
Applicable income taxes	2,479	2,444	6,950	6,861
Net income	$6,688	$6,537	$19,010	$18,766
Net income per share:
Basic	$0.52	$0.50	$1.47	$1.45
Diluted	0.52	0.50	1.47	1.44
Dividends declared	0.20	0.20	0.60	0.58

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net income	$19,010	$18,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,733	1,594
Depreciation of premises and equipment	1,495	1,627
Realized gains on investment securities	(310)	(50)
Realized losses on dispositions of fixed assets	64	67
Increase in cash surrender value of insurance policies	(1,125)	(1,054)
Other adjustments to reconcile net income to cash provided by operating activities	(119)	(446)
Decrease (increase) in interest receivable and other assets	668	(1,475)
Increase (decrease) in accrued expenses and other liabilities	1,563	(7,672)
Net cash provided by operating activities	22,979	11,357
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(200)	(4,330)
Net capital expenditures	(2,428)	(2,327)
Proceeds from maturing securities held-to-maturity	608	827
Proceeds from maturing securities available-for-sale	57,999	121,265
Proceeds from sales and calls of securities available-for-sale	28,703	22,298
Purchases of investment securities available-for-sale	(98,781)	(194,655)
Proceeds from sales of loans and leases	2,734	1,156
Purchases of lease financings	(27,287)	(10,412)
Net decrease (increase) in loans and leases	6,163	(113,420)
Purchases of bank owned life insurance	(8,500)	(10,412)
Net increase in interest-bearing deposits	(31)	(92)
Net decrease in federal funds sold	9,557	11,726
Net cash used in investing activities	(31,463)	(167,964)
Cash flows from financing activities:
Net increase in deposits	29,740	97,182
Net (decrease) increase in short-term borrowings	(22,680)	55,485
Issuance of long-term debt	10,000	20,000
Repayment of long-term debt	(1,000)	(9,075)
Repayment of subordinated debt	(1,125)	(1,125)
Purchases of treasury stock	(7,065)	(3,397)
Stock issued under dividend reinvestment and employee stock purchase plans	1,494	1,539
Proceeds from exercise of stock options, including tax benefits	414	2,026
Cash dividends paid	(7,784)	(7,383)
Net cash provided by financing activities	1,994	155,252
Net decrease in cash and due from banks	(6,490)	(1,355)
Cash and due from banks at beginning of year	46,956	46,226
Cash and due from banks at end of period	$40,466	$44,871

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$39,804	$29,046
Income taxes, net of refunds received	7,568	6,999

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the SEC on March 8, 2007.

Note 2. Loans

The following is a summary of the major loan and lease categories:

($ in thousands)	At September 30, 2007	At December 31, 2006
Commercial, financial and agricultural	$376,898	$442,182
Real estate-commercial	399,574	352,596
Real estate-construction	146,639	136,331
Real estate-residential	311,616	305,306
Loans to individuals	77,748	89,217
Lease financings	63,665	30,186
Total gross loans and leases	1,376,140	1,355,818
Less: Unearned income	(4,766)	(2,137)
Total loans and leases	$1,371,374	$1,353,681

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2007	2006	2007	2006
Reserve for loan and lease losses at beginning of period	$13,793	$14,280	$13,283	$13,363
Provision for loan and lease losses	456	568	1,733	1,594
Recoveries	166	110	522	512
Loans charged off	(543)	(1,961)	(1,666)	(2,472)
Reserve for loan and lease losses at period end	$13,872	$12,997	$13,872	$12,997

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at September 30, 2007 and December 31, 2006 is as follows:

	At September 30, 2007		At December 31, 2006
($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$6,861	$2,426	$5,606	$1,576
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	519		2,837
Recorded investment in impaired loans and leases at period-end	$7,380		$8,443
Recorded investment in nonaccrual and restructured loans and leases	$7,380		$8,443

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Nonaccrual and restructured loans and leases at period end	$7,380	$4,918	$7,380	$4,918
Average recorded investment in impaired loans and leases	7,266	7,915	7,554	5,658
Interest income that would have been recognized under original terms	146	86	542	319

No interest income was recognized on these loans for the three- and nine-month periods ended September 30, 2007 and 2006.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007		2006
Numerator:
Numerator for basic and diluted earnings per share – Net income	$6,688	$6,537		$19,010		$18,766
Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	12,811	12,963		12,917		12,949
Effect of dilutive securities:
Employee stock options	7	69		18		57
Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	12,818	13,032		12,935		13,006
Basic earnings per share	$0.52	$0.50	$$	1.47	$$	1.45
Diluted earnings per share	$0.52	$0.50		$1.47		$1.44

Note 5. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September, 30
($ in thousands)	2007	2006	2007	2006
Net Income	$6,688	$6,537	$19,010	$18,766
Unrealized gain on cash flow hedges:
Unrealized holding gains arising during the period	─	41	─	45
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized gains arising during the period	2,363	2,823	574	977
Less: reclassification adjustment for gains realized in net income	169	1	202	32
Defined benefit pension plans:
Unrealized gains (losses) arising during the period	(26)	─	(65)	─
Less: amortization of net gain included in net periodic pension costs	(67)	─	(179)	─
Less: accretion of prior service cost included in net periodic pension costs	9	─	33	─
Total comprehensive income	$8,914	$9,400	$19,463	$19,756

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

	Three Months Ended September 30,
	2007	2006	2007	2006
($ in thousands)	Retirement Plans		Other Postretirement
Service cost	$334	$326	$16	$14
Interest cost	426	406	19	20
Expected return on plan assets	(456)	(395)	─	─
Amortization of net loss	100	95	3	3
Amortization of prior service cost	(8)	(19)	(5)	(5)
Net periodic benefit cost	$396	$413	$33	$32

	Nine Months Ended September 30,
	2007	2006	2007	2006
($ in thousands)	Retirement Plans		Other Postretirement
Service cost	$1,020	$1,013	$48	$43
Interest cost	1,274	1,226	58	59
Expected return on plan assets	(1,341)	(1,171)	─	─
Amortization of net (gain) loss	268	261	8	9
Amortization of prior service cost	(35)	(55)	(15)	(15)
Net periodic benefit cost	$1,186	$1,274	$99	$96

The Corporation previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make payments of $1.7 million for its qualified and non-qualified retirement plans and $92 thousand for its other postretirement benefit plans in 2007. As of September 30, 2007, $1.3 million and $73 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the nine months ended September 30, 2007, the Corporation contributed $390 thousand and $73 thousand to its non-qualified retirement plans and other postretirement plans, respectively.

Note 7. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At September 30, 2006, the total notional amount of the “Pay Floating, Receive Fixed” swap outstanding was $20.0 million. The net payable or receivable from the interest-rate swap agreement is accrued as an adjustment to interest income. The $20.0 million in notional amount of interest-rate swap outstanding expired on November 2, 2006. There were no swaps outstanding at September 30, 2007 or December 31, 2006.

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

Note 9. Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reach a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to Univest will be a negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation does not anticipate the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advances made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s second fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 to have a material impact on its financial statements.

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

Executive Overview

The Corporation recorded net income for the nine months ended September 30, 2007 of $19.0 million, a 1.3% increase over the September 30, 2006 period. Basic net income per share increased 1.4% and diluted net income per share increased 2.1%.

Average earning assets increased $99.8 million and average interest-bearing liabilities increased $93.0 million when comparing the nine-month periods ended September 30, 2007 and 2006. Increased rates on commercial business loans and commercial and construction real estate loans, partially offset by increased rates on money market savings and certificates of deposits, contributed to a $682 thousand increase in net interest income. The tax-equivalent net interest margin declined slightly to 3.73% for the nine-month period ended September 30, 2007 compared to 3.92% for the same period in 2006.

Non-interest income grew 11.1%, when comparing the nine-month periods ended September 30, 2007 to 2006, primarily due to increases in insurance commissions and fee income, investment advisory commissions and fee income, and other service fee income. Non-interest expense grew 6.0% primarily due to increases in salary and employee benefits, capital shares tax, and public and community relations expense. These increases were offset by a decrease in marketing and advertising expense.

The Corporation earns its revenues primarily from the margins and fees it generates from loans and leases and depository services it provides as well as from trust, insurance and investment commissions and fees. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation maintains a relatively neutral interest rate risk profile and anticipates that an increase or decrease within 200 basis points in interest rates would not significantly impact its net interest margin.

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

Results of Operations – Three Months Ended September 30, 2007 Versus 2006

The Corporation’s consolidated net income and earnings per share for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Change
($ in thousands, except per share data)	2007	2006	Amount	Percent
Net income	$6,688	$6,537	$151	2.3%
Net income per share:
Basic	$0.52	$0.50	$0.02	4.0%
Diluted	0.52	0.50	0.02	4.0

Return on average shareholders' equity was 14.12% and return on average assets was 1.38% for the three months ended September 30, 2007 compared to 14.36% and 1.39%, respectively, for the same period in 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the three months ended September 30, 2007 and 2006. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $146 thousand for the three months ended September 30, 2007 compared to 2006 primarily due to increased rates on commercial loans, increased volume on lease financings and rate and volume increases on other securities, partially offset by increased volume and rates on money market savings and regular savings deposits as well as increased rates on certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.71% and 3.80% for the three-month periods ended September 30, 2007 and 2006, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.13% for the three months ended September 30, 2007 compared to 3.28% for the same period in 2006. The effect of net interest free funding sources increased to 0.58% for the three months ended September 30, 2007 compared to 0.52% for the same period in 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended September 30,
	2007			2006
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$3,739	$50	5.31%	$663	$7	4.19%
U.S. Government obligations	114,024	1,330	4.63	159,125	1,456	3.63
Obligations of states and political subdivisions	84,992	1,509	7.04	83,566	1,474	7.00
Other securities	191,574	2,577	5.34	131,419	1,697	5.12
Federal Reserve bank stock	1,687	25	5.88	1,687	25	5.88
Federal funds sold	10,886	143	5.21	2,815	35	4.93
Total interest-earning deposits, investments and federal funds sold	406,902	5,634	5.49	379,275	4,694	4.91
Commercial, financial and agricultural loans	408,268	8,181	7.95	412,358	7,814	7.52
Real estate─commercial and construction loans	431,901	8,668	7.96	430,982	8,564	7.88
Real estate─residential loans	306,745	4,165	5.39	301,296	4,156	5.47
Loans to individuals	79,684	1,402	6.98	107,359	1,872	6.92
Municipal loans	92,096	1,349	5.81	90,710	1,357	5.94
Lease financings	54,478	1,232	8.97	3,328	136	16.21
Gross loans and leases	1,373,172	24,997	7.22	1,346,033	23,899	7.04
Total interest-earning assets	1,780,074	30,631	6.83	1,725,308	28,593	6.58
Cash and due from banks	40,499			42,330
Reserve for loan and lease losses	(13,894)			(14,278)
Premises and equipment, net	22,204			22,142
Other assets	116,023			109,924
Total assets	$1,944,906			$1,885,426
Liabilities:
Interest-bearing checking deposits	$135,094	128	0.38	$132,672	69	0.21
Money market savings	385,243	4,009	4.13	330,013	3,187	3.83
Regular savings	222,666	1,108	1.97	194,999	499	1.02
Certificates of deposit	525,733	6,222	4.70	537,524	5,592	4.13
Time open and club accounts	27,788	337	4.81	31,495	375	4.72
Total time and interest-bearing deposits	1,296,524	11,804	3.61	1,226,703	9,722	3.14
Federal funds purchased	4,582	61	5.28	12,853	172	5.31
Securities sold under agreements to repurchase	83,436	497	2.36	92,623	516	2.21
Other short-term borrowings	1,087	15	5.47	33,545	403	4.77
Long-term debt	85,755	1,028	4.76	57,201	649	4.50
Subordinated notes and capital securities	29,248	584	7.92	30,752	615	7.93
Total borrowings	204,108	2,185	4.25	226,974	2,355	4.12
Total interest-bearing liabilities	1,500,632	13,989	3.70	1,453,677	12,077	3.30
Demand deposits, non-interest bearing	224,474			227,389
Accrued expenses and other liabilities	30,380			22,239
Total liabilities	1,755,486			1,703,305
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,508			22,178
Retained earnings and other equity	92,542			85,573
Total shareholders’ equity	189,420			182,121
Total liabilities and shareholders’ equity	$1,944,906			$1,885,426

Net interest income		$16,642			$16,516
Net interest spread			3.13			3.28
Effect of net interest-free funding sources			0.58			0.52
Net interest margin			3.71%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.62%			118.69%

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

	The Three Months Ended September 30, 2007 Versus 2006
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$41	$2	$43
U.S. Government obligations	(527)	401	(126)
Obligations of states and political subdivisions	27	8	35
Other securities	807	73	880
Federal Reserve bank stock	—	—	—
Federal funds sold	106	2	108
Interest on deposits, investments and federal funds sold	454	486	940
Commercial, financial and agricultural loans and leases	(80)	447	367
Real estate─commercial and construction loans	17	87	104
Real estate─residential loans	70	(61)	9
Loans to individuals	(486)	16	(470)
Municipal loans	22	(30)	(8)
Lease financings	1,157	(61)	1,096
Interest and fees on loans and leases	700	398	1,098
Total interest income	1,154	884	2,038
Interest expense:
Interest checking deposits	2	57	59
Money market savings	572	250	822
Regular savings	142	467	609
Certificates of deposit	(142)	772	630
Time open and club accounts	(45)	7	(38)
Interest on deposits	529	1,553	2,082
Federal funds purchased	(110)	(1)	(111)
Securities sold under agreement to repurchase	(54)	35	(19)
Other short-term borrowings	(447)	59	(388)
Long-term debt	342	37	379
Subordinated notes and capital securities	(30)	(1)	(31)
Interest on borrowings	(299)	129	(170)
Total interest expense	230	1,682	1,912
Net interest income	$924	$(798)	$126

Notes:
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and unearned discounts have been included in the average loan and lease balances.

Interest Income

Interest income on other securities increased primarily due to rate and volume increases on mortgage-backed securities. Interest income on U.S. Government agency obligations declined due to a decline in average volume that was offset slightly by an average rate increase. Interest income increased on deposits with other banks and federal funds sold primarily due to increases in average volume.

The growth in interest and fees on loans and leases is due primarily to rate increases on commercial business loans and volume increases on lease financings. These increases were offset by a decline in volume on loans to individuals. The average interest yield on the commercial loan portfolio increased 43 basis points, primarily due to pricing disciplines in 2007; which, along with average volume decline of $4.1 million, contributed to a $367 thousand increase in interest income. The average volume on lease financings increased $51.2 million; this contributed to a $1.1 million increase in interest income. The average volume of loans to individuals decreased $27.7 million, primarily contributing to a decrease in interest income of $470 thousand.

Interest Expense

The Corporation’s average rate on deposits increased 47 basis points for the three months ended September 30, 2007 compared to the same period in 2006. The average rate paid on money market savings increased 30 basis points and average volume increased $55.2 million due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to an $822 thousand increase in interest expense. Interest on certificates of deposit increased $630 thousand, due to a 57 basis-point increase in average rate. Average rate increases along with the average volume growth of $69.8 million, contributed to a $2.1 million increase in interest expense on deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings decreased $19 thousand during the three months ended September 30, 2007 compared to 2006 primarily due to an average volume decrease of $32.5 million in short-term FHLB borrowings.

Interest expense on long-term debt increased $379 thousand primarily due to a volume increase of $28.6 million and a 26 basis-point increase in the rate paid on FHLB long term borrowings.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. A decline in commercial loan volume since June 30, 2007 warranted less of a provision to be recorded in the third quarter of 2007; this was partially offset by additions to the provision resulting from an increase in more secure commercial real estate loans. The provision for the three months ended September 30, 2007 and 2006 was $456 thousand and $568 thousand, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance policies. Total non-interest income increased during the three months ended September 30, 2007 compared to 2006 primarily due to an increase in trust fee income, higher insurance commission and fee income and sales of securities.

	For the Three Months Ended September 30,		Change
	2007	2006	Amount	Percent
Trust fee income	$1,525	$1,363	$162	11.9%
Service charges on deposit accounts	1,706	1,748	(42)	(2.4)
Investment advisory commission and fee income	647	545	102	18.7
Insurance commission and fee income	1,385	1,233	152	12.3
Life insurance income	391	433	(42)	(9.7)
Other service fee income	913	893	20	2.2
Net gain on sales of securities	259	3	256	─
Other	86	16	70	437.5
Total non-interest income	$6,912	$6,234	$678	10.9

Trust fee income increased in 2007 over 2006 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts declined slightly for the third quarter in 2007 compared to 2006 primarily due to a reduction in checking account service charges and checking non-sufficient charges.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. The increase recognized on these policies was less in the third quarter of 2007 compared to 2006.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the third quarter of 2007 over 2006 primarily due to increases in Mastermoney fees and merchant fee income.

Other non-interest income includes losses on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased over prior year primarily due to a $60 thousand decline of losses recognized on investments in partnerships.

Gains on Sale of Assets

Sales of $972 thousand in loans and leases during the three months ended September 30, 2007 resulted in gains of $19 thousand compared to sales of $390 thousand for gains of $12 thousand for the three months ended September 30, 2006.

During the three months ended September 30, 2007, approximately $644 thousand of securities were sold recognizing gains of $8 thousand. During the three months ended September 30, 2007, the Corporation also received $251 thousand from the sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation. During the three months ended September 30, 2006, $31 thousand of securities were sold recognizing gains of $3 thousand.

During the three months ended September 30, 2007, one other real estate owned property was sold recognizing a loss of $18 thousand. There were no sales of other real estate owned for the three months ended September 30, 2006.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2007	2006	Amount	Percent
Salaries and benefits	$7,659	$7,051	$608	8.6%
Net occupancy	1,188	1,078	110	10.2
Equipment	793	829	(36)	(4.3)
Marketing and advertising	255	291	(36)	(12.4)
Other	3,187	3,083	104	3.4
Total non-interest expense	$13,082	$12,332	$750	6.1

Salaries and benefits increased due to the normal annual merit increases and special effort awards. These increases were offset slightly by a reduction of $49 thousand of stock-based compensation expense.

Occupancy expense increased primarily due to the increase of rental obligations for the Vernfield office. Equipment expense decreased primarily due to the reduction of computer software depreciation when compared to the same period in 2006. Marketing and advertising expenses decreased primarily due to a reduction in radio advertising, partially offset by increases in internet and newspaper advertising. Other expenses increased primarily due to audit and examination fees and amortization costs associated with customer lists.

Tax Provision

The provision for income taxes was $2.5 million for the three months ended September 30, 2007 compared to $2.4 million in 2006, at effective rates of 27.04% and 27.21%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to income growth at entities not subject to state income tax; therefore, state net income tax did not increase proportionately to the total increase in taxable income.

Results of Operations - Nine Months Ended September 30, 2007 Versus 2006

The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2007 and 2006 were as follows:

	For the Nine Months Ended September 30,		Change
($ in thousands, except per share data)	2007	2006	Amount	Percent
Net income	$19,010	$18,766	$244	1.3%
Net income per share:
Basic	$1.47	$1.45	$0.02	1.4
Diluted	1.47	1.44	0.03	2.1

Return on average shareholders' equity was 13.43% and return on average assets was 1.32% for the nine months ended September 30, 2007 compared to 14.04% and 1.37%, respectively, for the same period in 2006.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the nine months ended September 30, 2007 and 2006. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Net interest income increased $682 thousand for the nine months ended September 30, 2007 compared to 2006 primarily due to increased volume and rates on commercial loans and commercial real estate and construction loans, increased volume on lease financings, as well as rate and volume increases on other securities. These increases were partially offset by increased volume and rate on money market savings deposits and increased rates on regular savings and certificates of deposit. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.73% for the nine-month period ended September 30, 2007 and 3.92% for the same period in 2006. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.15% for the nine months ended September 30, 2007 compared to 3.43% for the same period in 2006. The effect of net interest free funding sources increased to 0.58% for the nine months ended September 30, 2007 compared to 0.49% for the same period in 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Nine Months Ended September 30,
	2007				2006
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$1,655	$65	5.25%	$647	$19	3.93%
U.S. Government obligations	119,502	4,047	4.53	154,183	4,067	3.53
Obligations of states and political subdivisions	84,186	4,460	7.08	84,210	4,467	7.09
Other securities	181,067	7,208	5.32	115,106	4,281	4.97
Federal Reserve bank stock	1,687	76	6.02	1,687	76	6.02
Federal funds sold	7,287	280	5.14	5,525	197	4.77
Total interest-earning deposits, investments and federal funds sold	395,384	16,136	5.46	361,358	13,107	4.85
Commercial, financial and agricultural loans leases	411,315	24,416	7.94	386,948	21,303	7.36
Real estate─commercial and construction loans	433,756	25,561	7.88	418,428	23,585	7.54
Real estate─residential loans	306,267	12,432	5.43	302,955	12,285	5.42
Loans to individuals	83,313	4,336	6.96	106,821	5,266	6.59
Municipal loans	92,711	3,894	5.62	88,285	3,926	5.95
Lease financings	43,157	2,888	8.95	1,324	159	16.06
Gross loans and leases	1,370,519	73,527	7.17	1,304,761	66,524	6.82
Total interest-earning assets	1,765,903	89,663	6.79	1,666,119	79,631	6.39
Cash and due from banks	40,024			40,707
Reserve for loan and lease losses	(13,590)			(13,964)
Premises and equipment, net	21,979			21,946
Other assets	111,555			107,081
Total assets	$1,925,871			$1,821,889
Liabilities:
Interest-bearing checking deposits	$137,481	329	0.32	$137,422	143	0.14
Money market savings	374,038	11,520	4.12	310,291	8,099	3.49
Regular savings	209,260	2,671	1.71	196,125	1,011	0.69
Certificates of deposit	523,809	18,063	4.61	517,630	14,768	3.81
Time open and club accounts	24,728	895	4.84	24,970	808	4.33
Total time and interest-bearing deposits	1,269,316	33,478	3.53	1,186,438	24,829	2.80
Federal funds purchased	11,065	447	5.40	5,947	234	5.26
Securities sold under agreements to repurchase	86,537	1,547	2.39	94,996	1,517	2.14
Other short-term borrowings	7,381	301	5.45	17,748	624	4.70
Long-term debt	81,916	2,891	4.72	56,532	1,861	4.40
Subordinated notes and capital securities	29,620	1,748	7.89	31,125	1,746	7.50
Total borrowings	216,519	6,934	4.28	206,348	5,982	3.88
Total interest-bearing liabilities	1,485,835	40,412	3.64	1,392,786	30,811	2.96
Demand deposits, non-interest bearing	221,556			227,835
Accrued expenses and other liabilities	29,711			23,078
Total liabilities	1,737,102			1,643,699
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,498			22,097
Retained earnings and other equity	91,901			81,723
Total shareholders’ equity	188,769			178,190
Total liabilities and shareholders’ equity	$1,925,871			$1,821,889
Net interest income		$49,251			$48,820

Net interest spread			3.15			3.43
Effect of net interest-free funding sources			0.58			0.49
Net interest margin			3.73%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.85%			119.62%

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

	The Nine Months Ended September 30, 2007 Versus 2006
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$40	$6	$46
U.S. Government obligations	(1,173)	1,153	(20)
Obligations of states and political subdivisions	(1)	(6)	(7)
Other securities	2,626	301	2,927
Federal Reserve bank stock	—	—	—
Federal funds sold	68	15	83
Interest on deposits, investments and federal funds sold	1,560	1,469	3,029
Commercial, financial and agricultural loans and leases	1,434	1,679	3,113
Real estate─commercial and construction loans	912	1,064	1,976
Real estate─residential loans	124	23	147
Loans to individuals	(1,226)	296	(930)
Municipal loans	186	(218)	(32)
Lease financings	2,799	(70)	2,729
Interest and fees on loans and leases	4,229	2,774	7,003
Total interest income	5,789	4,243	10,032
Interest expense:
Interest checking deposits	1	185	186
Money market savings	1,959	1,462	3,421
Regular savings	164	1,496	1,660
Certificates of deposit	198	3,097	3,295
Time open and club accounts	(8)	95	87
Interest on deposits	2,314	6,335	8,649
Federal funds purchased	207	6	213
Securities sold under agreement to repurchase	(148)	178	30
Other short-term borrowings	(423)	100	(323)
Long-term debt	895	135	1,030
Subordinated notes and capital securities	(89)	91	2
Interest on borrowings	442	510	952
Total interest expense	2,756	6,845	9,601
Net interest income	$3,033	$(2,602)	$431

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent. Nonaccrual loans and unearned discounts have been included in the average loan balances.

Interest Income

Interest income on other securities increased primarily due to rate and volume increases on mortgage-backed securities. Interest income on U.S. Government agency obligations declined slightly due to a decline in average volume that was offset by an average rate increase. Interest income increased on deposits with other banks and federal funds sold primarily due to increases in average volume.

The growth in interest and fees on loans and leases is due primarily to increased volume and rates on commercial business loans, increased volume in lease financings and increased rates on commercial and construction real estate loans. The average interest yield on the commercial loan portfolio increased 58 basis points, primarily due to pricing disciplines in 2007; which, along with average volume increases of $24.4 million, contributed to a $3.1 million increase in interest income. The average yield on commercial and construction real estate loans increased by 34 basis points; combined with average volume increases of $15.3 million contributed to a $2.0 million increase in interest income. The average volume on lease financings contributed to a $2.7 million increase in interest income. These increases were offset by a decrease in the average volume on loans to individuals of $23.5 million offset slightly by a 37 basis-point average rate increase, contributed to a $930 thousand reduction in interest income.

Interest Expense

The Corporation’s average rate on deposits increased 73 basis points for the nine months ended September 30, 2007 compared to the same period in 2006. The average rate paid on money market savings increased 63 basis points due to new products and promotions offered to grow deposits in the Bank’s competitive marketplace; which contributed to a $3.4 million increase in interest expense. Interest on regular savings increased $1.7 million primarily due to a 102 basis-point increase in average rate and average volume increases of $13.1 million. Interest on certificates of deposit increased $3.3 million, due to an 80 basis-point increase in average rate and average volume increases of $6.2 million.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings decreased $80 thousand during the nine months ended September 30, 2007 compared to 2006 primarily due to average volume decreases on sweep accounts and short-term FHLB borrowings of $18.8 million. These decreases were offset slightly by an increase in average volume of $5.1 million and an average rate increase of 14 basis points on federal funds purchased.

Interest on long-term borrowings increased primarily due to an increase in average rate of 32 basis points and an increase in volume of $25.4 million on long-term FHLB borrowings.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. Continued growth in loan and lease volumes and current economic conditions indicated the need for an increase to the reserve in 2007. The provision for the nine months ended September 30, 2007 and 2006 was $1.7 million and $1.6 million, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total non-interest income increased during the nine months ended September 30, 2007 compared to 2006 primarily due to higher insurance commissions and fees, investment advisory commission as well as trust commissions.

	For the Nine Months Ended September 30,		Change
	2007	2006	Amount	Percent
Trust fee income	$4,493	$4,362	$131	3.0%
Service charges on deposit accounts	5,058	5,091	(33)	(0.6)
Investment advisory commission and fee income	2,012	1,701	311	18.3
Insurance commission and fee income	4,576	3,534	1,042	29.5
Life insurance income	1,125	1,054	71	6.7
Other service fee income	2,709	2,437	272	11.2
Net gain on sales of securities	310	50	260	520.0
Net loss on dispositions of fixed assets	(64)	(67)	3	4.5
Other	173	192	(19)	(9.9)
Total non-interest income	$20,392	$18,354	$2,038	11.1

Trust fee income increased in 2007 over 2006 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts decreased slightly primarily due to a decrease in regular checking service charges.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Insurance commission and fee income increased due to the acquisition of B. G. Balmer and Co. in the third quarter of 2006. Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is primarily affected by the market value of the underlying assets. The increase recognized on these policies was slightly more in 2007 compared to 2006.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased slightly in 2007 over 2006 primarily due to increases in Mastermoney fees, other merchant fees and mortgage servicing income.

Other non-interest income includes loss on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased over prior year primarily due to the $139 thousand gain on sales of other real estate owned that was recognized during the first nine months of 2006 and a $60 thousand decline in miscellaneous income. These decreases were offset by a $180 decline in the losses recognized on investments in partnerships.

Gains on Sale of Assets

Sales of $2.7 million in loans and leases were sold during the first nine months ended September 30, 2007 resulting in gains of $61 thousand compared to sales of $1.1 million for gains of $30 thousand for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007 and 2006, approximately $8.5 million and $7.2 million of securities were sold recognizing gains of $59 thousand and $4 thousand, respectively. During the nine months ended September 30, 2007 and 2006, the Corporation also received $251 thousand and $46 thousand, respectively, resulting from the sale of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

During the nine months ended September 30, 2007, the Corporation relocated a banking office within one of its supermarket locations to a traditional office, recognizing a loss of $64 thousand. During the nine months ended September 30, 2006 the Corporation relocated a banking office within one of its Montgomery county supermarket locations and recognized a loss of $65 thousand.

During the nine months ended September 30, 2007, the Corporation sold one other real estate owned property recognizing a loss of $18 thousand. During the nine months ended September 30, 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2007	2006	Amount	Percent
Salaries and benefits	$23,293	$21,554	$1,739	8.1%
Net occupancy	3,625	3,205	420	13.1
Equipment	2,396	2,406	(10)	(0.4)
Marketing and advertising	663	1,272	(609)	(47.9)
Other	9,598	8,890	708	8.0
Total non-interest expense	$39,575	$37,327	$2,248	6.0

Salaries and benefits increased due to the normal annual merit increases, special effort awards and health benefits. These increases were offset slightly by a reduction of $85 thousand of stock-based compensation expense and decreased payroll tax expense of $71 thousand when compared to the same period in 2006.

Occupancy expense increased primarily due to the increase of rental obligations for the West Chester insurance office, Doylestown corporate office and the Vernfield office. Equipment expense decreased slightly primarily due to the reduction of computer software depreciation offset by increases in depreciation of furniture and equipment and computer software licenses and maintenance when compared to the same period in 2006.

Marketing and advertising expenses decreased primarily due to a reduction in radio advertising, direct mailings and sales promotion. This decrease was offset by increases in internet advertising. Other expenses increased primarily due to audit and examination fees and amortization costs associated with customer lists.

Tax Provision

The provision for income taxes was $7.0 million for the nine months ended September 30, 2007 compared to $6.9 million in 2006, at an effective rate of 26.77% for both periods. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The effective tax rate remained unchanged. Income growth was offset by a decrease in non-deductible stock-based compensation expense and an increase in tax-exempt bank-owned life insurance income.

Financial Condition

Assets

Total assets increased $22.9 million since December 31, 2006. The increase was primarily due to net growth in loans and investment securities. The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
	2007	2006	Amount	Percent
Cash, deposits and federal funds sold	$54,339	$70,355	$(16,016)	(22.8)%
Investment securities	395,027	382,400	12,627	3.3
Total loans and leases	1,371,374	1,353,681	17,693	1.3
Reserve for loan and lease losses	(13,872)	(13,283)	(589)	(4.4)
Premises and equipment, net	22,747	21,878	869	4.0
Goodwill and other intangibles, net	47,251	47,608	(357)	(0.7)
Cash surrender value of insurance policies	46,311	36,686	9,625	26.2
Other assets	29,198	30,176	(978)	(3.2)
Total assets	$1,952,375	$1,929,501	$22,874	1.2

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

Total investments increased primarily due to security purchases of $98.8 million that were partially offset by maturities of $58.6 million and sales and calls of $28.4 million.

Loans and Leases

Total loans and leases increased in the nine months ended September 30, 2007 due to increases in commercial real estate loans of $47.0 million, real estate construction loans of $10.3 million and lease financings of $33.5 million, partially offset by decreases in commercial loans of $65.3 million

Asset Quality

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

Cash basis, restructured and nonaccrual loans and leases totaled $7.4 million at September 30, 2007, $8.4 million at December 31, 2006 and $4.9 million at September 30, 2006 and consist mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2007 and 2006, nonaccrual loans and leases resulted in lost interest income of $542 thousand and $319 thousand, respectively. Loans and leases 90 days or more past due totaled $1.7 million at September 30, 2007, $760 thousand at December 31, 2006 and $1.7 million at September 30, 2006. Other real estate owned totaled $732 thousand at September 30, 2006. There was no other real estate owned at September 30, 2007 or at December 31, 2006. The Corporation's ratio of nonperforming assets to total loans and leases and other real estate owned was 0.66% at September 30, 2007, 0.68% at December 31, 2006 and .48% at September 30, 2006.

At September 30, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $7.4 million, all of which were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $2.4 million. At December 31, 2006, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $8.4 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.6 million. At September 30, 2006, the recorded investment in loans and leases that are considered to be impaired under SFAS No. 114 was $4.9 million and the related reserve for loan and lease losses for those credits was $1.1 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

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

The reserve for loan and lease losses increased $589 thousand from December 31, 2006 to September 30, 2007 primarily due to total loan and lease growth. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.01% at September 30, 2007 and 0.98% at December 31, 2006.

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

Cash Surrender Value of Insurance Policies

During the third quarter of 2007, the Corporation purchased an additional $8.5 million in separate account bank owned life insurance (BOLI). BOLI is a cost effective and tax-advantageous method to financially offset a portion of employee benefit expense. The intent of the separate account BOLI is not to formally fund the Corporation’s benefit expenses, but to create an independent source of funds to hedge against always increasing benefit expenses. The separate account BOLI will diversify the asset mix of the Corporation and create additional economic performance.

Liabilities

Total liabilities increased since December 31, 2006 primarily due to an increase in deposits, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
	2007	2006	Amount	Percent
Deposits	$1,518,163	$1,488,545	$29,618	2.0%
Borrowings	209,921	225,066	(15,145)	(6.7)
Accrued expenses and other liabilities	32,344	30,505	1,839	6.0
Total liabilities	$1,760,428	$1,744,116	$16,312	0.9

Deposits

Total deposits grew at the Bank primarily due to increases in money market savings accounts of $35.6 million, regular savings of $23.4 million and PLGIT deposits of $15.0 million. These increases were partially offset by decreases in non-interest-bearing demand accounts of $34.5 million and interest-bearing checking accounts of $12.3 million; a portion of these decreases was due to movement into higher-yielding money market products.

Borrowings

Long-term borrowings at September 30, 2007, included $8.6 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $84.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $1.2 million fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. In April 2003, the Corporation secured $15.0 million in subordinated capital notes that qualify for Tier 2 capital status. In August 2003, the Corporation issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status. Principal payments of $375 thousand are made quarterly and reduce the Subordinated Capital Notes balance. The Corporation deconsolidated its Capital Trust in the first quarter of 2004, as a result of the adoption of FIN 46. The result was an increase in the junior debt of $619 thousand. Long-term borrowings increased due to the issuance of an additional $9.0 million in FHLB borrowings. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased due to a decline in the sweep accounts of $22.4 million.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2006 primarily due to current earnings, partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
	2007	2006	Amount		Percent
Common stock	$74,370	$74,370	$	─	─	%
Additional paid-in capital	22,573	22,459		114	0.5
Retained earnings	139,144	128,242		10,902	8.5
Accumulated other comprehensive loss	(4,011)	(4,463)		452	10.1
Treasury stock	(40,129)	(35,223)		(4,906)	(13.9)
Total shareholders’ equity	$191,947	$185,385		$6,562	3.5

Retained earnings were favorably impacted by nine months of net income of $19.0 million partially offset by cash dividends of $7.7 million declared during the nine months of 2007. Treasury stock increased primarily due to purchases. Effective September 15, 2007, a new repurchase plan program was approved authorizing the Corporation to repurchase 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to securities of $197 thousand, net of taxes, is included in shareholders' equity as of September 30, 2007. Accumulated other comprehensive loss related to securities of $175 thousand, net of taxes, has been included in shareholders' equity as of December 31, 2006. Accumulated other comprehensive income (loss) related to debt securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period increase in accumulated other comprehensive income (loss) was a result of maturities of investment securities that had market values lower than cost at December 31, 2006.

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

The Corporation had used an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on an agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income. The impact of the interest-rate swap on interest income for the nine months ended September 30, 2006 was a negative $125 thousand. At September 30, 2007 and December 31, 2006 the Corporation had no swaps outstanding.

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

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. Since August 2004, the Bank obtained deposits from PLGIT to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Bank is not required to provide collateral on these deposits. These standby letters of credit are issued by the FHLB on behalf of the Corporation, which is the account party on the letters of credit and therefore is obligated to reimburse the FHLB for all payments made under the standby letter of credit. At September 30, 2007, the Bank had $50.0 million in PLGIT deposits.

The Corporation, through its Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $353.4 million. At September 30, 2007, under the FHLB credit facilities, the Corporation's outstanding short-term and long-term borrowings totaled $84.5 million and PLGIT letters of credit totaled $52.4 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At September 30, 2007, there were $17.6 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2007, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table that follows presents, as of September 30, 2007, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of September 30, 2007:

	Payments Due by Period
		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years
Long-term debt	$95,349	$14,118	$46,817	$29,362	$5,052
Subordinated capital notes	10,887	2,050	3,842	3,435	1,560
Trust preferred securities	65,889	1,707	3,414	3,414	57,354
Securities sold under agreement to repurchase	77,396	77,396	─	─	─
Other short-term borrowings	17,602	17,602	─	─	─
Time deposits	575,005	463,592	101,223	9,881	309
Operating leases	9,633	1,827	3,008	2,354	2,444
Standby and commercial letters of credit	63,809	55,219	8,519	71	─
Forward contracts	633	633	─	─	─
Commitments to extend credit	468,748	153,036	43,020	16,363	256,329
Standby letters of credit issued by FHLB on behalf of the Corporation	52,416	52,416	─	─	─
Total contractual obligations	$1,437,367	$839,596	$209,843	$64,880	$323,048

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reach a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The potential impact to Univest will be a negative cumulative-effect adjustment to retained earnings of approximately $1.6 million and would not be tax affected.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Corporation does not anticipate the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115)” (“SFAS 159.”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to minimize volatility in reported earnings caused by related assets and liabilities being measured differently. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, SFAS 159 includes an amendment to SFAS 115 which applies to all entities with available-for-sale and trading securities. Entities electing the fair value option will report unrealized gains and losses in earnings and recognize upfront costs and fees related to those items in earnings as they are incurred, not deferred. The following items are eligible for the fair value measurement option established by SFAS 159: 1) Recognized financial assets and financial liabilities, except (a) an investment in a subsidiary that is required to be consolidated, (b) an interest in a variable interest entity that is required to be consolidated, (c) obligations (or assets representing net over funded positions) for pension plans, other postretirement benefits, post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, (d) financial assets and liabilities recognized under leases, (e) demand deposit liabilities of financial institutions, and (f) financial instruments classified by the issuer as a component of shareholder’s equity; 2) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; 3) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and, 4) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied on an instrument-by-instrument basis, with a few exceptions, such as investments otherwise accounted for by the equity method or multiple advances made to one borrower under a single contract. The fair value option is irrevocable unless a new election date occurs and applies only to entire instruments and not to portions of instruments. Entities are permitted to elect fair value option for any eligible item within the scope of SFAS 159 at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which an entity elects fair value option is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. SFAS 159 is effective as of the beginning of an entity’s second fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Corporation chose not to adopt SFAS 159 early. The Corporation does not anticipate the adoption of SFAS 159 to have a material impact on its financial statements.

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

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 — 31, 2007	18,476	$22.78	18,476	526,571
August 1 — 31, 2007	106,946	20.23	106,946	526,571
September 1 — 30, 2007	─	─	─	643,782
Total	125,422		125,422

1.	Transactions are reported as of settlement dates.
2.
The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.
The number of shares originally approved for repurchase under the Corporation’s stock repurchase program is 526,571. Effective September 15, 2007 a new repurchase program was approved authorizing the Corporation to repurchase 643,782 shares.

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

Exhibit 31.2
Certification of Wallace H. Bieler, Senior Executive Vice President, Chief Operation Officer and Corporate Secretary of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Wallace H. Bieler, Chief Operation Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: November 7, 2007	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: November 7, 2007	/s/ Wallace H. Bieler
Wallace H. Bieler, Senior Executive Vice President,
Chief Operation Officer and Corporate Secretary