Form 10-K
period 2007-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2008-03-06
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File number 0-7617

Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)

14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code
(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of Shares Outstanding at 1/31/08

Common Stock, $5 par value	12,843,507

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $277,524,055 as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 8, 2008.

UNIVEST CORPORATION OF PENNSYLVANIA

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	90

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	90
Item 14.	Principal Accountant Fees and Services	90

PART IV
Item 15.	Exhibits and Financial Statement Schedules	90
Signatures		93
Subsidiaries of the Registrant
KPMG LLP - Consent of independent registered public accounting firm
Certification of William S Aichele, Chairman, President, CEO - Section 302
Certification of Jeffrey M Schweitzer, Executive VP and CFO, Section 302
Certification of William S Aichele, CEO - Section 906
Certification of Jeffrey M Schweitzer, CFO - Section 1350

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Univest Capital, Inc., formerly Vanguard Leasing, Inc., a wholly owned subsidiary of the Bank, is located in Pennsylvania and provides lease financing. Delview, Inc., a wholly owned subsidiary of the Bank, is a passive investment holding company located in Delaware. Delview, Inc. provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

Univest Realty Corporation was established to obtain, hold and operate properties for the holding company and its subsidiaries.

Univest Delaware, Inc. is a passive investment holding company located in Delaware.

Univest Reinsurance Corporation, as a reinsurer, offers life and disability insurance to individuals in connection with credit extended to them by the Bank.

Univest Investments, Inc., Univest Insurance, Inc., Univest Capital, Inc. and Univest Reinsurance Corporation were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.

Employees

As of December 31, 2007, the Corporation and its subsidiaries employed five hundred and nineteen (519) persons.

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

Other competitors, including credit unions, consumer finance companies, insurance companies, leasing companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Univest Investments, Inc. , Univest Insurance, Inc. and Univest Capital, Inc.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies. SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”). Pursuant to Section 404 of SOX (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2004 and has continued to be in compliance during 2007. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Credit and Monetary Policies

The Bank is affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board of Governors. An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Board uses its powers to regulate reserve requirements of member banks, the discount rate on member-bank borrowings, interest rates on time and savings deposits of member banks, and to conduct open-market operations in United States Government securities to exercise control over the supply of money and credit. The policies have a direct effect on the amount of bank loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that the policies have a material effect on bank earnings. Future policies of the Board and other authorities cannot be predicted, nor can their effect on future bank earnings.

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

Statistical Disclosure

The Corporation was incorporated under Pennsylvania law in 1973 for the purpose of acquiring the stock of Union National Bank and Trust Company of Souderton and subsequently to engage in other business activities permitted under the Bank Holding Company Act. On September 28, 1973, pursuant to an exchange offer, the Corporation acquired the outstanding stock of Union National Bank and Trust Company of Souderton and on August 1, 1990 acquired the stock of Pennview Savings Bank. On January 18, 2003, Union National Bank and Trust Company of Souderton and Pennview Savings Bank combined to form Univest National Bank and Trust Co., or the Bank, as previously defined. Two subsidiaries were incorporated on September 8, 1998 in the State of Delaware as passive investment companies: Univest Delaware, Inc. and Delview, Inc. Univest Delaware, Inc. is wholly owned by the Corporation; Delview, Inc. is wholly owned by the Bank. Univest Insurance, Inc. and Univest Investments, Inc. are wholly owned by Delview, Inc. Univest Insurance, Inc. acquired Gum Insurance on December 3, 2001, Donald K. Martin & Company on December 13, 2004 and B. G. Balmer and Co. on July 28, 2006. The Bank acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003. Both First County Bank and Suburban Community Bank were merged into the Bank. In May 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc., which is incorporated under Pennsylvania law. In February 2008, Vanguard Leasing, Inc. changed its name to Univest Capital, Inc.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2007 to each shareholder who requests one in writing after March 31, 2008. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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

As of December 31, 2007, approximately 71.7% of our loan and lease portfolio consisted of commercial, industrial, construction, and commercial real estate loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs, as described below.

The Corporation’s Allowance for Possible Loan and Lease Losses May be Insufficient

An allowance for possible loan and lease losses, a reserve established through a provision for possible loan and lease losses charged to expense, represents management’s best estimate of probable losses within the existing portfolio of loans and leases. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan and lease loss experience, current loan and lease portfolio quality, unidentified losses inherent in the current loan and lease portfolio, and present economic, political and regulatory conditions. Although we evaluate every loan and lease we make against our underwriting criteria, we may experience losses due to factors beyond our control, which may result in our allowance for loan and lease losses being insufficient to absorb actual loan and lease losses.

The Corporation is Subject to Environmental Liability Risk Associated with Lending Activities

Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on the Corporation’s financial condition.

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

The Corporation’s Stock Price Can be Volatile

The Corporation’s stock price can fluctuate in response to a variety of factors, including, but not limited to, general market fluctuations, industry factors, interest rate changes or credit loss trends, and general economic and political conditions, such as economic slowdowns or recessions. These factors could cause the Corporation’s stock price to decrease regardless of operating results. The Corporation’s common stock is listed for trading in the NASDAQ National Market under the symbol “UVSP”; the trading volume has historically been less than that of larger financial service companies.

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

Univest Corporation may receive written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that Univest Corporation received not less than 180 days before the end of its fiscal year to which this report relates.

Item 2.	Properties

The Corporation and its subsidiaries occupy thirty-six properties in Montgomery, Bucks, and Chester counties in Pennsylvania, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Insurance, Inc. occupies two locations which are owned by the Bank; one in Lansdale, Montgomery County and one in West Chester, Chester County. The Bank serves the area through its thirty traditional offices and three supermarket branches that offer traditional community banking and trust services. Sixteen banking offices are located in Montgomery County, of which eleven are owned, two are leased and three are buildings owned on leased land; eighteen banking offices are located in Bucks County, of which five are owned, twelve are leased and one is a building owned on leased land.

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

County. The Bank provides banking services nationwide through the internet via its website www.univestdirect.com.

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

The Corporation’s common stock is listed on NASDAQ: UVSP. The Corporation’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2007, Univest had 3,603 stockholders.

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

Market Price

	High	Low

2007
January — March	$31.24	$22.32
April — June	25.74	21.94
July — September	25.95	18.00
October — December	25.45	18.84
2006
January — March	$26.28	$24.06
April — June	28.00	24.61
July — September	29.96	26.35
October — December	31.41	28.28

Cash Dividends Paid Per Share

2007
January 3	$0.200
April 1	0.200
July 1	0.200
October 3	0.200

For the year 2007	$0.800

2006
January 3	$0.190
April 1	0.190
July 1	0.190
October 3	0.200

For the year 2006	$0.770

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2007, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2002, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Corporation’s total cumulative return was 11.22% over the five year period ending December 31, 2007 compared to 34.7% and 104.8% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2002

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plans as of December 31, 2007:

(c)
Number of
Securities
	(a)		Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	(b)	Under Equity
	Exercise of	Weighted-Average	Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
Plan Category	Rights	and Rights	Column(a)

Equity compensation plans approved by security holders*	539,220	$23.31	1,031,350
Equity compensation plans not approved by security holders	—	—	—

Total	539,220	23.31	1,031,350

*	Two shareholder approved plans “Univest 1993 Long-term Incentive Plan” and “Univest 2003 Long-term Incentive Plan.”

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2007:

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
			Publicly	May Yet Be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

Oct. 1, 2007 — Oct. 31, 2007	17,685	$24.50	17,685	643,782
Nov. 1, 2007 — Nov. 30, 2007	—	—	—	643,782
Dec. 1, 2007 — Dec. 31, 2007	—	—	—	643,782

Total	17,685		17,685

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 8/22/2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 643,782.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003*
	(In thousands, except per share date and ratios)

Earnings
Interest income	$116,533	$105,166	$85,502	$74,789	$71,965
Interest expense	54,127	43,651	26,264	18,948	21,150

Net interest income	62,406	61,515	59,238	55,841	50,815
Provision for loan and lease losses	2,166	2,215	2,109	1,622	1,000

Net interest income after provision for loan and lease losses	60,240	59,300	57,129	54,219	49,815
Noninterest income	26,879	25,417	22,444	22,603	23,480
Noninterest expense	52,211	49,958	45,796	44,920	42,023

Net income before income taxes	34,908	34,759	33,777	31,902	31,272
Applicable income taxes	9,351	9,382	8,910	8,311	8,190

Net income	$25,557	$25,377	$24,867	$23,591	$23,082

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$59,385	$70,355	$59,439	$37,745	$52,710
Investment securities	423,448	382,400	343,259	343,502	423,259
Net loans and leases	1,342,356	1,340,398	1,236,289	1,161,081	1,049,594
Assets	1,972,505	1,929,501	1,769,309	1,666,957	1,657,168
Deposits	1,532,603	1,488,545	1,366,715	1,270,884	1,270,268
Long-term obligations	114,453	107,405	88,449	90,418	87,306
Shareholders’ equity	198,726	185,385	173,080	160,393	145,752
Per Common Share Data**
Average shares outstanding	12,885	12,960	12,867	12,841	12,811
Earnings per share — basic	$1.98	$1.96	$1.93	$1.84	$1.80
Earnings per share — diluted	1.98	1.95	1.91	1.80	1.78
Dividends declared per share	0.800	0.780	0.717	0.667	0.533
Book value	15.49	14.25	13.37	12.47	11.37
Dividend payout ratio	40.40%	40.00%	37.54%	37.06%	29.94%
Profitability Ratios
Return on average assets	1.32%	1.38%	1.46%	1.44%	1.57%
Return on average equity	13.44%	14.04%	14.87%	15.46%	16.58%
Average equity to average assets	9.84%	9.81%	9.83%	9.33%	9.49%

*	The Corporation acquired First County Bank on May 17, 2003 and Suburban Community Bank on October 4, 2003.

**	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. Common stock data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 to shareholders of record as of April 6, 2005, distributed on April 29, 2005. All share and per share amounts prior to this date have been retroactively adjusted to give effect to the stock split. “N/M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)

Results of Operations — Overview

Univest Corporation of Pennsylvania (the “Corporation”) earns its revenues primarily, through its subsidiaries, from the margins and fees it generates from the loan and lease and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategically related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. The Board of Governors of the Federal Reserve System has lowered the Bank Prime Loan Rate three times between December 31, 2006 and December 31, 2007 from 8.25% to 7.25%. The Corporation maintains a relatively neutral interest rate risk profile and does not anticipate that the decrease in interest rates would be materially adverse to its net interest margin. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income.

The Corporation’s consolidated net income and earnings per share as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	2005

Net income	$25,557	$25,377	$24,867
Net income per share:
Basic	1.98	1.96	1.93
Diluted	1.98	1.95	1.91

2007 versus 2006

The 2007 results compared to 2006 include the following significant pretax components:

•	Net interest income grew due to volume and rate increases on average interest-earning assets. This growth was offset by volume and rate increases on average interest-bearing liabilities. The net interest margin on a tax-equivalent basis declined slightly to 3.72% from 3.86%.

•	Total noninterest income increased by $1.5 million or 5.8% due primarily to increased insurance commission and fee income and trust fee income.

•	Total noninterest expense increased $2.3 million or 4.5% primarily due to salaries and benefits expense offset by decreases in marketing and advertising expense.

2006 versus 2005

The 2006 results compared to 2005 include the following significant pretax components:

•	Net interest income grew due to volume and rate increases on average interest-earning assets. This growth was offset slightly by volume and rate increases on average interest-bearing liabilities. The net interest margin on a tax-equivalent basis also declined slightly to 3.86%.

•	Total noninterest income increased by $3.0 million or 13.2% due primarily to increased insurance commission and fee income and net gains on dispositions of fixed assets in 2006 compared to net losses incurred in 2005.

•	Total noninterest expense increased $4.2 million or 9.1% primarily due to salaries and benefits expense and capital shares tax.

Results of Operations — 2007 Versus 2006

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2007 compared to 2006. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committees work to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential for 2007 versus 2006

	For the Year Ended December 31,
	2007			2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$1,892	$95	5.02%	$621	$27	4.35%
U.S. Government obligations	117,768	5,371	4.56	148,680	5,349	3.60
Obligations of states and political subdivisions	84,587	5,937	7.02	83,705	5,924	7.08
Other debt and equity securities	187,698	9,986	5.32	127,418	6,415	5.03
Federal Reserve Bank stock	1,687	101	5.99	1,687	101	5.99
Federal funds sold	9,303	454	4.88	5,481	281	5.13

Total interest-earning deposits, investments and federal funds sold	402,935	21,944	5.45	367,592	18,097	4.92

Commercial, financial and agricultural loans	394,667	31,138	7.89	392,917	29,267	7.45
Real estate — commercial and construction loans	445,954	34,884	7.82	420,836	31,833	7.56
Real estate — residential loans	307,042	16,665	5.43	303,041	16,464	5.43
Loans to individuals	81,157	5,675	6.99	105,772	7,086	6.70
Municipal loans and leases	90,421	5,341	5.91	90,079	5,348	5.94
Lease financings	47,776	4,244	8.88	5,066	572	11.29

Gross loans and leases	1,367,017	97,947	7.17	1,317,711	90,570	6.87

Total interest-earning assets	1,769,952	119,891	6.77	1,685,303	108,667	6.45

Cash and due from banks	39,782			41,409
Reserve for loan and lease losses	(13,645)			(13,752)
Premises and equipment, net	23,223			22,042
Other assets	112,952			107,825

Total assets	$1,932,264			$1,842,827

Liabilities:
Interest-bearing checking deposits	$137,699	463	0.34	$135,793	247	0.18
Money market savings	387,315	15,826	4.09	321,025	11,639	3.63
Regular savings	212,977	3,833	1.80	195,125	1,615	0.83
Certificates of deposit	516,555	23,911	4.63	522,837	20,637	3.95
Time open and club accounts	22,493	1,089	4.84	26,487	1,200	4.53

Total time and interest-bearing deposits	1,277,039	45,122	3.53	1,201,267	35,338	2.94

Federal funds purchased	8,911	477	5.35	7,421	404	5.44
Securities sold under agreements to repurchase	86,641	1,994	2.30	96,624	2,116	2.19
Other short-term borrowings	5,521	301	5.45	15,345	798	5.20
Long-term debt	82,855	3,919	4.73	59,304	2,647	4.46
Subordinated notes and capital securities	29,431	2,314	7.86	30,935	2,348	7.59

Total borrowings	213,359	9,005	4.22	209,629	8,313	3.97

Total interest-bearing liabilities	1,490,398	54,127	3.63	1,410,896	43,651	3.09

Demand deposits, non-interest bearing	221,738			227,444
Accrued expenses and other liabilities	29,913			23,724

Total liabilities	1,742,049			1,662,064

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,517			22,173
Retained earnings and other equity	93,328			84,220

Total shareholders’ equity	190,215			180,763

Total liabilities and shareholders’ equity	$1,932,264			$1,842,827

Net interest income		$65,764			$65,016

Net interest spread			3.14			3.36
Effect of net interest-free funding sources			0.58			0.50

Net interest margin			3.72%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.76%			119.45%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan and lease fees of $1.0 million for 2007 and $1.4 million for 2006.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income for 2007 Versus 2006

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the years ended December 31, 2007 and December 31, 2006, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Years Ended December 31,
	2007 Versus 2006
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$64	$4	$68
U.S. Government obligations	(1,405)	1,427	22
Obligations of states and political subdivisions	63	(50)	13
Other debt and equity securities	3,201	370	3,571
Federal Reserve Bank stock	—	—	—
Federal funds sold	187	(14)	173

Interest on deposits, investments and federal funds sold	2,110	1,737	3,847

Commercial, financial and agricultural loans and leases	142	1,729	1,871
Real estate-commercial and construction loans	1,957	1,094	3,051
Real estate-residential loans	201	—	201
Loans to individuals	(1,718)	307	(1,411)
Municipal loans	20	(27)	(7)
Lease financings	3,794	(122)	3,672

Interest and fees on loans and leases	4,396	2,981	7,377

Total interest income	6,506	4,718	11,224

Interest expense:
Interest checking deposits	(1)	217	216
Money market savings	2,710	1,477	4,187
Regular savings	325	1,893	2,218
Certificates of deposit	(281)	3,555	3,274
Time open and club accounts	(193)	82	(111)

Interest on deposits	2,560	7,224	9,784

Federal funds purchased	80	(7)	73
Securities sold under agreement to repurchase	(228)	106	(122)
Other short-term borrowings	(535)	38	(497)
Long-term debt	1,112	160	1,272
Subordinated notes and capital securities	(118)	84	(34)

Interest on borrowings	311	381	692

Total interest expense	2,871	7,605	10,476

Net interest income	$3,635	$(2,887)	$748

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $748 thousand in 2007 compared to 2006 primarily due to higher rates and volume in commercial and real estate-commercial loans, increased volume of lease financings and rate and volume increases on other securities partially offset by increased volume and rates on money market savings and regular savings deposits as well as increased rates on certificates of deposits. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined slightly to 3.72% for the year ended December 31, 2007 when compared to 3.86% for the year ended December 31, 2006. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.14% at December 31, 2007 and 3.36% at December 31, 2006. The effect of net interest free funding sources increased to 0.58% for December 31, 2007 when compared to 0.50% as of December 31, 2006; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest on other securities increased 55.7% for the year ended December 31, 2007 compared to 2006 due to volume growth of 47.3% and a positive 29 basis point rate change. This growth was attributable to rate and volume increases on mortgage-backed securities.

Interest on federal funds sold is income received from the daily investment of excess or unused funds. It can be volatile in both rate and volume. Interest on federal funds sold increased $173 thousand in 2007 compared to 2006 due to increased volume. This increase was offset slightly by a decrease in rates when comparing 2007 to 2006.

Tax-equivalent interest and fees on loans and leases grew 8.2% for the year ended December 31, 2007 compared to 2006 due to average volume and average rate increases. Commercial loan volume increased 0.4% and average rate increased 44 basis points. Average balance growth in real estate-commercial and construction loans was 6.0% along with a 26 basis point increase in the average rate. Also contributing to the increase in interest income on loans and leases was average growth of $42.7 million in lease financings. These increases were partially offset by a 23.3% average balance decrease in loans to individuals. The average tax-equivalent interest yield on the loan and lease portfolio grew from 6.87% in 2006 to 7.17% in 2007.

Interest Expense

The Corporation’s average cost of deposits increased 59 basis points during 2007 compared to 2006. Average rates paid increased in each deposit category over the prior year due to aggressive pricing of deposits by competitors within the markets we operate. The average rate paid on money market savings increased 46 basis points and volume increased 20.6% when compared to 2006. Interest on regular savings increased 137.3%, due to a 97 basis point increase in average rate and 9.1% increase in average volume. Interest on certificates of deposits increased 15.9%, due to a 68 basis point increase in average rate; this increase was offset slightly by a decline in average volume of 1.2%. Since August 2004, the Bank began purchasing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates decreased $35.8 million and the average rate increased 54 basis points comparing the year ended December 31, 2007 over the same period in 2006. The average balance of non-wholesale certificates of deposit increased $29.5 million and the average rate increased 76 basis points, due to promotions offered to grow deposits. Interest on demand deposits increased due to average rate increase of 16 basis points and average volume increase of $1.9 million. Interest on time open and club accounts declined due to a decrease in average volume of 15.1%; this decline was offset slightly by a 31 basis point increase in average rate.

Interest on short-term borrowings includes interest paid on federal funds purchased, repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts”). Interest on short-term borrowings decreased 16.5% during 2007 compared to 2006 primarily due to decreased volume associated with cash management accounts and short-term FHLB borrowings.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased due to average volume growth of $23.6 million and a 27 basis point increase in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased 1.4% primarily due to pay-downs on the Subordinated Capital Notes.

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2007 and 2006 was $2.2 million.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the net cash surrender values of bank-owned life insurance. Total noninterest income increased during 2007 compared to 2006 primarily due to increases in commission and fee income resulting from the acquisition of B. G. Balmer & Company, Inc. (“Balmer”), an insurance agency, during the third quarter of 2006, increased trust fee income, other service fee income and gains on the sales of securities.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	$ Change	% Change

Trust fee income	$5,921	$5,515	$406	7.4%
Service charges on deposit accounts	6,822	6,771	51	0.8
Investment advisory commission and fee income	2,538	2,284	254	11.1
Insurance commission and fee income	5,730	4,765	965	20.3
Life insurance income	1,503	1,475	28	1.9
Other service fee income	3,662	3,348	314	9.4
Net gain on sales of securities	435	50	385	N/M
Net (loss) gain on dispositions of fixed assets	(112)	653	(765)	N/M
Other	380	556	(176)	(31.7)

Total noninterest income	$26,879	$25,417	$1,462	5.8%

Trust income continued to grow in 2007 from 2006 primarily due to an increase in the number and market value of assets managed. Service charges on deposit accounts increased slightly in 2007 compared to 2006 due to increased nonsufficient funds fees, cash management service fees and ATM fees. These increases were offset slightly by decreases in interest checking service charges and account analysis fees.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2007 over 2006 due to market activity and volume. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., continued to grow in 2007 from 2006. Insurance commissions grew approximately $965 thousand primarily due to the acquisition of Balmer. The acquisition of Balmer was completed in the third quarter of 2006 and continues the expansion of Univest Insurance, Inc. into the West Chester area of Pennsylvania.

Life insurance income is primarily the change in the net cash surrender values of bank-owned life insurance policies. Increased income was recognized as a result of additional purchases in 2007. This increase was offset by reduced gains in net cash surrender values of the existing policies in 2007 when compared to 2006.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income, sales of loans and leases and mortgage placement income. Other service fee income grew in 2007 compared to 2006 primarily due to increased Mastermoney fees of $132 thousand and increased income of $82 thousand from other merchant fees.

Gains on Sales of Assets

During 2007, approximately $4.2 million in U.S. Government treasuries, $1.2 million in Municipals and $227 thousand in equity securities were sold for a net gain of $435 thousand. There were calls of $22.1 million of U.S. Government agency securities, $12.4 million in municipal securities and $5.4 million in equity securities. During 2006, approximately $1.4 million in U.S. Government treasuries and $225 thousand in equity securities were sold for a net gain of $50 thousand. In 2006, calls of FHLB equity securities totaled $10.8 million as the Bank was not required to hold these securities due to the level of FHLB borrowings; there were also calls of $7.1 million on municipal securities.

Net losses on the disposition of fixed assets was $112 thousand for the year ended December 31, 2007, compared to net gains of $653 thousand for the year ended December 31, 2006. Net losses in 2007 were primarily the result of relocating a banking office within one of its supermarket locations to a traditional office, recognizing a loss of $64 thousand. In addition, the consolidation and upgrade of the corporate phone system resulted in a loss on disposal of $36 thousand. During 2006, the Corporation sold a former banking office and relocated one supermarket branch.

Sales of $3.9 million in loans and leases during the year ended December 31, 2007 resulted in a gain of $197 thousand as compared to sales of $1.5 million during the year ended December 31, 2006 for a net gain of $39 thousand. Sales of $13.9 million of student loans resulted in a gain of $347 thousand for the year ended December 31, 2006. There were no sales of student loans in 2007. Gains on the sale of loans and leases are included in the “other” category in the noninterest income table.

In 2007, the Corporation recorded a net loss of $5 thousand on the sale of one other real estate owned property. During 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. Gains and losses on the sale of other real estate owned properties are included in the “other” category in the noninterest income table.

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

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	$ Change	% Change

Salaries and benefits	$30,811	$28,547	$2,264	7.9%
Net occupancy	4,753	4,362	391	9.0
Equipment	3,127	3,274	(147)	(4.5)
Marketing and advertising	831	1,685	(854)	(50.7)
Other	12,689	12,090	599	5.0

Total noninterest expense	$52,211	$49,958	$2,253	4.5

Salaries and benefits increased in 2007 in comparison to 2006 primarily due to normal salary and benefit expenses associated with the formation of Univest Capital, Inc., the Balmer acquisition, normal escalation of base salary and benefit costs and special effort awards.

Net occupancy expense increased for the year ended December 31, 2007 in comparison to 2006 due to increased rental expense associated with rental obligations for the West Chester insurance office, Doylestown corporate office and the Vernfield banking office as well as increased costs in general building maintenance and repair. These increases were offset by growth in rental income from the West Chester insurance office and the Kulpsville banking site. Equipment expense decreased primarily due to a reduction in depreciation expense associated with furniture and equipment.

Marketing and advertising expenses decreased primarily due to a reduction in radio advertising and sales promotions. These decreases were partially offset by increases in internet advertising. Other expenses increased for the year ending December 31, 2007 compared to 2006 primarily due to increased audit and exam fees, legal fees and pension administration costs. These increases were partially offset by a decrease in consultant fees.

Provision For Income Taxes

The provision for income taxes was $9.4 million for the years ended December 31, 2007 and December 31, 2006. The provision for income taxes for 2007 and 2006 are at effective rates of 26.8% and 26.9%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects, tax-exempt interest income from investments in municipal securities and loans and non-taxable cash surrender value income on bank-owned life insurance. The decrease in the effective tax rate in 2007 compared to 2006 is primarily due to a reduction in disallowed travel and entertainment expense; this reduction was partially offset by a reduction in low-income housing tax credits.

Results of Operations — 2006 Versus 2005

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 3 presents a summary of the Corporation’s average balances, the yields earned on average assets, the cost of average liabilities, and shareholders’ equity on a tax-equivalent and non-tax-equivalent basis for the years ended December 31, 2006 compared to 2005. Table 4 analyzes the changes in both tax-equivalent and non-tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 3 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and
Interest Differential for 2006 versus 2005

	For the Year Ended December 31,
	2006			2005
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$621	$27	4.35%	$643	$17	2.64%
U.S. Government obligations	148,680	5,349	3.60	158,826	5,223	3.29
Obligations of states and political subdivisions	83,705	5,924	7.08	78,994	5,501	6.96
Other debt and equity securities	127,418	6,415	5.03	103,854	4,515	4.35
Federal Reserve Bank stock	1,687	101	5.99	1,687	101	5.99
Federal funds sold	5,481	281	5.13	6,369	212	3.33

Total interest-earning deposits, investments and federal funds sold	367,592	18,097	4.92	350,373	15,569	4.44

Commercial, financial and agricultural loans	392,917	29,267	7.45	342,966	21,678	6.32
Real estate — commercial and construction loans	420,836	31,833	7.56	389,890	26,508	6.80
Real estate — residential loans	303,041	16,464	5.43	297,988	15,257	5.12
Loans to individuals	105,772	7,086	6.70	84,049	5,087	6.05
Municipal loans and leases	90,079	5,348	5.94	83,481	4,629	5.54
Lease financings	5,066	572	11.29	507	54	10.65

Gross loans and leases	1,317,711	90,570	6.87	1,198,881	73,213	6.11

Total interest-earning assets	1,685,303	108,667	6.45	1,549,254	88,782	5.73

Cash and due from banks	41,409			39,974
Reserve for loan and lease losses	(13,752)			(13,032)
Premises and equipment, net	22,042			20,827
Other assets	107,825			103,912

Total assets	$1,842,827			$1,700,935

Liabilities:
Interest-bearing checking deposits	$135,793	247	0.18	$150,024	175	0.12
Money market savings	321,025	11,639	3.63	274,304	5,868	2.14
Regular savings	195,125	1,615	0.83	206,876	581	0.28
Certificates of deposit	522,837	20,637	3.95	442,523	13,144	2.97
Time open and club accounts	26,487	1,200	4.53	16,587	448	2.70

Total time and interest-bearing deposits	1,201,267	35,338	2.94	1,090,314	20,216	1.85

Federal funds purchased	7,421	404	5.44	6,087	204	3.35
Securities sold under agreements to repurchase	96,624	2,116	2.19	98,620	1,423	1.44
Other short-term borrowings	15,345	798	5.20	1,262	50	3.96
Long-term debt	59,304	2,647	4.46	56,818	2,436	4.29
Subordinated notes and capital securities	30,935	2,348	7.59	32,432	1,935	5.97

Total borrowings	209,629	8,313	3.97	195,219	6,048	3.10

Total interest-bearing liabilities	1,410,896	43,651	3.09	1,285,533	26,264	2.04

Demand deposits, non-interest bearing	227,444			226,523
Accrued expenses and other liabilities	23,724			21,607

Total liabilities	1,662,064			1,533,663

Shareholders’ Equity:
Common stock	74,370			68,461
Additional paid-in capital	22,173			21,762
Retained earnings and other equity	84,220			77,049

Total shareholders’ equity	180,763			167,272

Total liabilities and shareholders’ equity	$1,842,827			$1,700,935

Net interest income		$65,016			$62,518

Net interest spread			3.36			3.69
Effect of net interest-free funding sources			0.50			0.35

Net interest margin			3.86%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.45%			120.51%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan and lease fees of $1.4 million for 2006 and 2005.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Table 4 — Analysis of Changes in Net Interest Income for 2006 Versus 2005

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2006 compared to the same period in 2005, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Years Ended December 31, 2006 Versus 2005
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(1)	$11	$10
U.S. Government obligations	(366)	492	126
Obligations of states and political subdivisions	328	95	423
Other debt and equity securities	1,194	706	1,900
Federal Reserve Bank stock	—	—	—
Federal funds sold	(46)	115	69

Interest on deposits, investments and federal funds sold	1,109	1,419	2,528

Commercial, financial and agricultural loans and leases	3,713	3,876	7,589
Real estate — commercial and construction loans	2,362	2,963	5,325
Real estate — residential loans	283	924	1,207
Loans to individuals	1,453	546	1,999
Municipal loans	385	334	719
Lease financings	515	3	518

Interest and fees on loans and leases	8,711	8,646	17,357

Total interest income	9,820	10,065	19,885

Interest expense:
Interest checking deposits	(18)	90	72
Money market savings	1,684	4,087	5,771
Regular savings	(104)	1,138	1,034
Certificates of deposit	3,156	4,337	7,493
Time open and club accounts	448	304	752

Interest on deposits	5,166	9,956	15,122

Federal funds purchased	73	127	200
Securities sold under agreement to repurchase	(47)	740	693
Other short-term borrowings	732	16	748
Long-term debt	114	97	211
Subordinated notes and capital securities	(112)	525	413

Interest on borrowings	760	1,505	2,265

Total interest expense	5,926	11,461	17,387

Net interest income	$3,894	$(1,396)	$2,498

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $2.5 million in 2006 compared to 2005 primarily due to higher rates and volume on commercial, real estate-commercial and loans to individuals partially offset by higher rates and volume on deposits in money market savings accounts and certificates of deposit. The net interest margin on a tax-equivalent basis, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined slightly to 3.86% for the year ended December 31, 2006 when compared to 4.04% for the year ended December 31, 2005. The net interest spread on a tax-equivalent basis, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.36% for December 31, 2006 and 3.69% for December 31, 2005. The effect of net interest free funding sources was 0.50% for December 31, 2006 and 0.35% as of December 31, 2005; and represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest on other securities increased 42.1% for the year ended December 31, 2006 compared to 2005 due to volume growth of 22.7% and a positive 68 basis point rate change. Interest also increased on obligations of states and political subdivisions primarily due to volume growth of 6.0% and a 12 basis point increase in rate. Volume decreased in U.S. Government obligations by 6.4%, this decline was offset by a positive 31 basis point increase in rate that netted to an overall increase in interest income. Maturities of U.S. Government agencies were $174.7 million and buys were $153.9 million for the year ended December 31, 2006.

Interest on federal funds sold is income received from the daily investment of excess or unused funds. It can be volatile in both rate and volume. Interest on federal funds sold increased $69 thousand in 2006 compared to 2005 due to higher federal funds rates. This increase was offset slightly by a decrease in volume when comparing 2006 to 2005.

Tax-equivalent interest and fees on loans and leases grew 23.7% for the year ended December 31, 2006 compared to 2005 due to volume and average rate increases. Commercial loan volume increased 14.6% and average rate increased 113 basis points. Average balance growth in real estate-commercial and construction loans was 7.9% along with a 76 basis point increase in the average rate. Also contributing to the increase in interest income on loans and leases was a 25.8% growth in the average balance of consumer loans and average rate increase of 65 basis points. The average tax-equivalent interest yield on the loan and lease portfolio grew from 5.73% in 2005 to 6.87% in 2006 as a result of market conditions and a 183 basis point increase in the average prime rate.

Interest Expense

The Corporation’s average cost of deposits increased 109 basis points during 2006 compared to 2005. The average rate paid on money market savings increased 149 basis points and volume increased 17.0% when compared to 2005. Interest on certificates of deposit increased 57.0%, due to a 98 basis point increase in average rate and 18.1% increase in average volume. Since August 2004, the Bank began purchasing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the Federal Home Loan Bank of Pittsburgh (“FHLB”); therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates increased $42.2 million and the average rate increased 160 basis points comparing the year ended December 31, 2006 over the same period in 2005. The average balance of other certificates of deposit increased $38.1 million and the average rate increased 140 basis points, due to promotions offered to grow deposits. Interest on time open and club accounts grew due to a 183 basis point increase in average rate and growth in average volume of $9.9 million. Interest expense on demand deposits and regular savings deposits increased due to average rate increase of 35 basis points. This increase was offset somewhat by a decrease in volume of $26.0 million when comparing 2006 to 2005.

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

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2006 and 2005 was $2.2 million and $2.1 million, respectively. See “Asset Quality” discussion for further information.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during 2006 compared to 2005 primarily due to increases in commission and fee income resulting from the acquisition of Balmer during the third quarter of 2006 and net gains on the disposition of fixed assets in 2006 compared to net losses in 2005.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2006	2005	$ Change	% Change

Trust fee income	$5,515	$5,225	$290	5.6%
Service charges on deposit accounts	6,771	6,908	(137)	(2.0)
Investment advisory commission and fee income	2,284	1,957	327	16.7
Insurance commission and fee income	4,765	3,551	1,214	34.2
Life insurance income	1,475	1,301	174	13.4
Other service fee income	3,348	3,154	194	6.2
Net gain on sales of securities	50	150	(100)	(66.7)
Net gain (loss) on dispositions of fixed assets	653	(218)	871	N/M
Other	556	416	140	33.7

Total noninterest income	$25,417	$22,444	$2,973	13.2%

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

Gains on Sales of Assets

During 2006, approximately $1.4 million in U.S. Government treasuries and $225 thousand in equity securities were sold for a net gain of $50 thousand. Calls of FHLB equity securities totaled $10.8 million as the Bank was not required to hold these securities due to the level of FHLB borrowings. Also in 2006 there were calls of $7.1 million of municipal securities. During 2005, approximately $1.5 million in U.S. Government treasuries, $1.2 million in Municipals, $7.3 million in U.S. Government Agencies and $353 thousand in equity securities were sold for a net gain of $150 thousand. Calls of FHLB equity securities totaled $5.5 million as the Bank was no longer required to hold these securities due to the level of FHLB borrowings

Net gains on the disposition of fixed assets was $653 thousand for the year ended December 31, 2006, compared to net losses of $218 thousand for the year ended December 31, 2005. During 2006, the Corporation sold a former banking office and relocated one supermarket branch. Net losses in 2005 were primarily the result of closing two supermarket banking offices and the retirement of other long-lived assets replaced by the new Kulpsville branch at a net loss of $215 thousand.

Sales of $1.4 million in mortgage loans during the year ended December 31, 2006 resulted in a gain of $73 thousand as compared to sales of $7.3 million during the year ended December 31, 2005 for a gain of $79 thousand. Sales of $13.9 million of student loans resulted in a gain of $347 thousand for the year ended December 31, 2006. There were no sales of student loans in 2005. Gains on the sale of loans and leases are included in the “other” category in the previous table.

During 2006, the Corporation sold two other real estate owned properties resulting in a gain of $139 thousand. There were no sales of other real estate owned during 2005. Gains on the sale of other real estate owned are included in the “other” category in the previous table.

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

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,
	2006	2005	$ Change	% Change

Salaries and benefits	$28,547	$26,795	$1,752	6.5%
Net occupancy	4,362	4,276	86	2.0
Equipment	3,274	2,994	280	9.4
Marketing and advertising	1,685	1,669	16	1.0
Other	12,090	10,062	2,028	20.2

Total noninterest expense	$49,958	$45,796	$4,162	9.1

Salaries and benefits increased in 2006 in comparison to 2005 primarily due to the implementation of SFAS 123R, salary and benefit expenses associated with the formation of Univest Capital, Inc., the Balmer acquisition and normal escalation of base salary and benefit costs. These increases were offset by a reduction to the bonus accrual for 2006.

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

Financial Condition

During 2007, total assets increased primarily due to growth in the available-for-sale investment portfolio. Total liabilities increased primarily due to deposits partially offset by a reduction in short-term borrowings. Detailed explanations of these fluctuations are discussed below.

ASSETS

The following table presents assets as of the dates indicated:

	At December 31,
	2007	2006	$ Change	% Change

Cash, interest-earning deposits and federal funds sold	$59,385	$70,355	$(10,970)	(15.6)%
Investment securities	423,448	382,400	41,048	10.7
Total loans and leases	1,355,442	1,353,681	1,761	0.1
Reserve for loan and lease losses	(13,086)	(13,283)	197	1.5
Premises and equipment, net	27,977	21,878	6,099	27.9
Goodwill and other intangibles	47,081	47,608	(527)	(1.1)
Cash surrender value of insurance policies	46,689	36,686	10,003	27.3
Other assets	25,569	30,176	(4,607)	(15.3)

Total assets	$1,972,505	$1,929,501	$43,004	2.2

Acquisitions

On July 27, 2006 the Corporation acquired B.G. Balmer & Company, Inc., a full-service insurance agency located in West Chester, Pennsylvania. The acquisition expanded Univest’s growing insurance business and provided an additional competitive presence in Chester County. Univest Insurance, Inc. made an initial payment of $4.8 million in July 2006 for the acquisition. Goodwill of $3.1 million and a customer related intangible asset of $1.5 million were recorded for this acquisition in 2006.

Cash, Interest-earning Deposits and Federal Funds Sold

Cash, interest-earning deposits and federal funds sold decreased as of December 31, 2007 as compared to December 31, 2006 primarily due to a $11.1 million decrease in federal funds sold. Federal funds sold, an immediate liquid resource, are the daily investment of excess or unused funds. These balances can fluctuate significantly during any given day.

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

Total investments increased in 2007 compared to 2006 as funds were used to cover pledging needs for growth in the trust money market accounts.

Table 5 — Investment Securities

The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2007	2006	2005

U.S. Treasury, government corporations and agencies	$117,054	$130,099	$156,748
State and political subdivisions	86,754	83,142	84,789
Mortgage-backed securities	195,173	141,783	74,733
Other debt securities	12,792	16,511	18,156
Equity securities	11,675	10,865	8,833

Total investment securities	$423,448	$382,400	$343,259

Table 6 — Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities as of the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; hence the stated yield may not be recognized in future periods. Equity securities have no stated maturity and the current dividend yields nay not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2007	2007	2006	2006	2005	2005
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$49,088	3.93%	$94,119	4.39%	$78,735	2.94%
1 Year-5 Years	85,652	4.98	108,743	4.64	98,232	3.88
5 Years-10 Years	33,285	4.90	31,754	5.03	27,110	5.07
After 10 Years	243,748	5.18	136,919	5.06	130,349	4.64
No stated maturity	11,675	4.59	10,865	5.42	8,833	3.53

Total	$423,448	4.96	$382,400	4.78	$343,259	4.04

Loans and Leases

Total loans and leases grew comparing December 31, 2007 to December 31, 2006 due to increases of $37.9 million in commercial leases, from the formation of Univest Capital, Inc., in the second quarter of 2006, $41.1 million in real estate — commercial loans, and $5.3 million in real estate-residential loans, which are loans secured by one to four-family properties. These increases were offset by decreases of $60.4 million in commercial, financial and agricultural loans, $1.9 million in real estate-construction loans and $16.7 million in loans to individuals.

At December 31, 2007 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 7.

Table 7 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003

Commercial, financial and agricultural	$381,826	$442,182	$383,792	$367,902	$325,068
Real estate — commercial	393,686	352,596	349,384	337,080	313,207
Real estate — construction	134,448	136,331	110,032	101,963	69,586
Real estate — residential	310,571	305,306	303,994	300,397	298,564
Loans to individuals	72,476	89,217	102,095	66,169	55,024
Leases financings	68,100	30,186	415	783	1,086

Total gross loans and leases	1,361,107	1,355,818	1,249,712	1,174,294	1,062,535
Less: Unearned income	(5,665)	(2,137)	(60)	(114)	(153)

Total loans and leases	$1,355,442	$1,353,681	$1,249,652	$1,174,180	$1,062,382

Table 8 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2007:

		Due in One	Due in One	Due in
		Year or	to Five	Over Five
	Total	Less	Years	Years

Commercial, financial and agricultural	$381,826	$214,409	$127,594	$39,823
Real estate — commercial	393,686	178,572	166,676	48,438
Real estate — construction	134,448	81,541	44,232	8,675
Real estate — residential	310,571	75,164	63,934	171,473
Loans to individuals	72,476	9,755	41,588	21,133
Leases financings	62,435	21,346	40,756	333

Total loans and leases	$1,355,442	$580,787	$484,780	$289,875

Loans and leases with fixed predetermined interest rates	$768,596	$142,680	$375,472	$250,444
Loans and leases with variable or floating interest rates	586,846	438,107	109,308	39,431

Total loans and leases	$1,355,442	$580,787	$484,780	$289,875

The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest include loans written for a three or five-year terms with a monthly payment based on a fifteen-year amortization schedule. At each three-year or five-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three or five years. At each three-year or five-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the “Due in One to Five Years” category in the table above. The borrower has the right to prepay the loan at any time.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

When a loan and lease, including a loan or lease impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Total cash basis, restructured and nonaccrual loans and leases totaled $6.9 million at December 31, 2007, $8.4 million at December 31, 2006 and $3.3 million at December 31, 2005, and consist mainly of commercial, financial and agricultural loans and real estate-construction loans. For the years ended December 31, 2007, 2006 and 2005, nonaccrual loans and leases resulted in lost interest income of $747 thousand, $541 thousand and $521 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 0.65% as of December 31, 2007, 0.68% as of December 31, 2006, and 0.34% as of December 31, 2005.

At December 31, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.9 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those loans was $1.8 million. Nonaccruing loans decreased during 2007 primarily due to paydowns of $3.0 million and charge-offs of $1.3 million. These decreases were offset by additional nonaccrual loans of $3.8 million. Specific reserves of $1.8 million have been established for these loans based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. The Corporation acquired and sold one other real estate owned property during 2007, there were no other real estate owned properties as of December 31, 2007. At December 31, 2007, nonaccruing loans consisted of: $1.0 million in real estate-commercial loans, $2.9 million in commercial loans, $2.3 million in real estate-construction loans, $634 thousand in other loans and $61 thousand in lease financings. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS 114 was $8.4 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.6 million. At December 31, 2006 nonaccruing loans consisted of $1.8 million in real estate-commercial loans, $4.0 million in commercial loans, $2.2 million in real estate-construction loans and $499 thousand in other loans.

Table 9 — Nonaccrual, Past Due and Restructured Loans and Leases

The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as of the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003

Nonaccruing loans and leases	$6,878	$8,443	$3,263	$10,090	$8,586
Accruing loans and leases 90 days or more past due:
Real estate loans:
Secured by 1-4 family dwellings	$401	$227	$114	$543	$661
Secured by commercial properties	243	—	—	—	—
Commercial and industrial loans and leases	1,147	48	146	31	3
Loans to individuals	126	485	350	353	217

Total accruing loans and leases, 90 days or more past due	$1,917	$760	$610	$927	$881

Restructured loans and leases, not included above	$—	$—	$—	$—	$—
Other real estate owned	$—	$—	$344	$607	$—

Reserve For Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS 114. Management also reviews the activity within the allowance to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the reserve to fluctuate.

Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollars amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts.

The reserve for loan and lease losses is based on management’s evaluation of the loan or lease portfolio under current economic conditions and such other factors, which, in management’s opinion, deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the reserve for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan and lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.

The reserve for loan and lease losses consists of an allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan loss and lease experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios.

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

Table 10 — Allocated, Other Loan and Lease Loss Reserves

The reserve for loan and lease losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories as of the dates indicated:

	At December 31,
	2007	2006	2005

Allocated	$12,217	$12,405	$12,385
Unallocated	869	878	978

Total	$13,086	$13,283	$13,363

Allocated reserves in 2007 declined by $188 thousand as higher allocations to account for growth in the lease financings portfolio were more than offset by lower reserves against declining indirect and commercial loan portfolios. Lease financings outstanding rose from $28.0 million as of December 31, 2006 to $62.4 million as of December 31, 2007 and the corresponding allocated reserves increased by $184 thousand accordingly. Indirect loans outstanding declined from $74.3 million to $54.6 million, contributing to a homogeneous loan pool allocation reduction of $407 thousand. Commercial loans (including commercial real estate loans) declined by $21.1 million, having a downward impact on commercial loan allocations from a volume perspective, but this impact was negated by a higher proportion of loans in criticized loan pools, resulting in a net increase of $35 thousand. Unallocated reserves declined by $9 thousand in 2007, a proportionately equivalent rate as the allocated reserve decline. There was an increase in reserves for impaired loans of $177 thousand. Although the balance of impaired loans declined to $6.9 million at December 31, 2007 from $8.4 million at December 31, 2006, the underlying value of the collateral and the borrowers’ individual abilities to pay-down the principal balance on these loans required more of a reserve requirement on the 2007 balance. Nonperforming loans as a percentage of loans and leases and other real estate owned remained fairly level at 0.65% and 0.68% as of December 31, 2007 and 2006, respectively; the allowance for loan and lease losses to total loans and leases remained fairly level at 0.97% and 0.98% at December 31, 2007 and 2006, respectively. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit become past-due; these factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan. At December 31, 2007 the specific allowance on impaired loans was $1.8 million, or 25.5% of the balance of impaired loans of $6.9 million. At December 31, 2006 the specific allowance on impaired loans was $1.6 million, or 18.7% of the impaired loan balance of $8.4 million.

There was a slight increase in the allocated portion of the reserve of $20 thousand for the year ended December 31, 2006 compared to 2005. At December 31, 2006, the real estate loan pool reserve decreased by $1.1 million when compared to December 31, 2005. Non-performance trends are measured by the actual experience during the previous eight quarter-ends. The eight-quarter weighted-average delinquency trend of the commercial real estate portfolio improved from 1.59% at December 31, 2005 to 1.19% at December 31, 2006. The eight-quarter weighted-average non-accrual trend of the commercial real estate portfolio improved from 1.36% at December 31, 2005 to 0.74% at December 31, 2006. Based on these improved non-performance trends, the overall risk factor on the “non-criticized” commercial real estate portfolio was favorably reduced by 25 basis points resulting in a $1.1 million reduction in reserve allocated to this portfolio. An enhanced credit culture resulting in the resolution of prior credit problems improved the non-performance trends which are measured by delinquencies and non-accruals within the commercial real estate loan portfolio. There were no other significant changes in estimation methods and assumptions affecting the allowance in 2006 for any other loan portfolios. This reduction was offset by increased reserves for commercial loan pools and homogeneous loan pools of $172 thousand and $283 thousand respectively when comparing December 31, 2005 to December 31, 2006. There also was an increase in reserves for impaired loans of $500 thousand; this was due to an increase of impaired loans from $3.3 million at December 31, 2005 to $8.4 million at December 31, 2006. Nonperforming loans increased from 0.31% to 0.68% as of December 31, 2005 and 2006, respectively, while the allowance for loan and lease losses to total loans and leases decreased from 1.07% to 0.98% at December 31, 2005 and 2006, respectively. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit become past-due; these factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan. At December 31, 2005 the specific allowance on impaired loans was $1.1 million, or 33.0% of the balance of impaired loans of $3.3 million. At December 31, 2006 the specific allowance on impaired loans was $1.6 million, or 18.7% of the impaired loan balance of $8.4 million. The underlying value of the collateral and the borrowers’ individual abilities to pay-down the principal balance on these loans compensated for less of a reserve requirement on the 2006 balance.

Table 11 — Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Average amount of loans and leases outstanding	$1,367,017	$1,317,711	$1,198,881	$1,117,943	$937,265
Loan and lease loss reserve at beginning of period	$13,283	$13,363	$13,099	$12,788	$10,518
Charge-offs:
Commercial, financial and agricultural loans	902	1,860	1,329	894	965
Real estate loans	499	—	911	382	—
Loans to individuals	1,513	1,133	1,019	468	374
Lease financings	106	—	—	—	—

Total charge-offs	3,020	2,993	3,259	1,744	1,339

Recoveries:
Commercial, financial and agricultural loans	176	139	625	146	326
Real estate loans	95	168	368	86	45
Loans to individuals	386	391	421	201	155

Total recoveries	657	698	1,414	433	526

Net charge-offs	2,363	2,295	1,845	1,311	813
Provisions to loan and lease loss reserve	2,166	2,215	2,109	1,622	1,000
Provisions to loan and lease loss reserve as a result of acquisitions	—	—	—	—	2,083

Loan and lease loss reserve at end of period	$13,086	$13,283	$13,363	$13,099	$12,788

Ratio of net charge-offs to average loans and leases	.17%	.17%	.15%	.12%	.09%

The increase in charge-offs during 2007 compared to 2006 was primarily due to the increase of activity for real estate loans, loans to individuals and lease financings charge-offs. These increases were offset by a reduction of charge-off activity for commercial and industrial loans. The decrease in charge-offs of $958 thousand in commercial and industrial loans reflect the impact of the $1.4 million charge-off in 2006 from one large customer. Loans and leases that are charged-off are considered to be permanently impaired.

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases as of the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003

Commercial, financial and agricultural	$6,295	28.2%	$6,963	32.6%	$6,005	30.7%	$6,945	31.4%	$7,258	30.7%
Real estate loans	4,836	61.9	4,266	58.7	5,431	61.1	4,887	63.0	3,970	64.1
Loans to individuals	730	5.3	1,005	6.6	949	8.2	349	5.6	859	5.2
Lease financings	417	4.6	171	2.1	—	—	—	—	—	—
Unallocated	808	N/A	878	N/A	978	N/A	918	N/A	701	N/A

Total	$13,086	100.0%	$13,283	100.0%	$13,363	100.0%	$13,099	100.0%	$12,788	100.0%

The ratio of the reserve for loan and lease losses to total loans and leases was 0.97% at December 31, 2007 and 0.98% at December 31, 2006.

Goodwill and Other Intangible Assets

In accordance with the requirements of Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets”, the Corporation has completed the annual impairment tests on goodwill and other intangible assts, an impairment of $14 thousand was recorded related to customer based intangibles. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $742 thousand for the year ended December 31, 2007, $683 thousand for the year ended December 31, 2006, and $532 thousand for the year ended December 31, 2005. The Corporation also has goodwill of $47.4 million, which is deemed to be an indefinite intangible asset and will not be amortized.

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

LIABILITIES

The following table presents liabilities as of the dates indicated:

	At December 31,
	2007	2006	$ Change	% Change

Deposits	$1,532,603	$1,488,545	$44,058	3.0%
Borrowings	208,729	225,066	(16,337)	(7.3)
Other liabilities	32,447	30,505	1,942	6.4

Total liabilities	$1,773,779	$1,744,116	$29,663	1.7

Deposits

Total deposits grew during 2007 due to a $63.6 million increase in money market savings, $39.0 million increase in regular savings and $10.8 million increase in interest checking. These increases were offset by decreases in demand deposits of $34.6 million and decreases in time deposits of $32.0 million. The Bank purchased $50.0 million in PLGIT certificates of deposit during 2007 to offset $35.0 million of matured PLGIT certificates and to augment its fixed funding sources. Average deposit growth for the years ended December 31, 2007 compared to 2006 was due to money market savings and regular savings growth as discussed above. Average deposit growth for the years ended December 31, 2006 compared to 2005 was due to the growth of certificates of deposits and money market savings.

Table 12 — Deposits

The following table summarizes the average amount of deposits as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	2005

Noninterest-bearing demand deposits	$221,738	$227,444	$226,523
Interest-bearing checking deposits	137,699	135,793	150,024
Money market savings	387,315	321,025	274,304
Regular savings	212,977	195,125	206,876
Time deposits	539,048	549,324	459,110

Total average deposits	$1,498,777	$1,428,711	$1,316,837

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2007:

	Due Three Months	Due Three to Six	Due Six to Twelve	Due Over Twelve
	or Less	Months	Months	Months

Time deposits	$73,422	$11,982	$30,441	$7,468

Borrowings

Long-term debt increased $8.5 million during 2007 primarily due to $10.0 million of additional advances from the Federal Home Loan Bank. Short-term borrowings decreased $23.4 million during 2007 primarily due to a $17.9 million decrease in Federal funds purchased. In May 2004, the Corporation issued $15.0 million in Subordinated Capital Notes, payments of $1.5 million were made on these notes in 2007; the subordinated capital notes qualify for Tier 2 capital status. In August 2004, the Corporation issued $20.0 million of Trust Preferred Securities that qualify for Tier 1 capital status. The proceeds from these transactions were used to support the future growth of the Corporation and its banking subsidiary and for general corporate purposes.

Table 13 — Short Term Borrowings

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis as of the dates indicated:

	2007	2006	2005

Balance at December 31	$94,276	$99,761	$108,312
Weighted average interest rate at year end	1.80%	2.19%	2.05%
Maximum amount outstanding at any month’s end	$94,276	$104,581	$111,624
Average amount outstanding during the year	$86,641	$96,624	$98,620
Weighted average interest rate during the year	2.30%	2.19%	1.44%

Shareholders’ Equity

The following table presents the shareholders’ equity as of the dates indicated:

	At December 31,
	2007	2006	$ Change	% Change

Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,591	22,459	132	0.6
Retained earnings	143,066	128,242	14,824	11.6
Accumulated other comprehensive (loss) income	(1,768)	(4,463)	2,695	60.4
Unearned Compensation — restricted stock awards	(380)	—	(380)	N/M
Treasury stock	(39,153)	(35,223)	(3,930)	(11.2)

Total shareholders’ equity	$198,726	$185,385	$13,341	7.2

Retained earnings were favorably impacted by net income of $25.6 million partially offset by cash dividends of $10.3 million declared during 2007. Treasury stock increased primarily due to purchases. There is a buyback program in place that as of December 31, 2007 allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to securities of $1.9 million, net of taxes, is included in shareholders’ equity at December 31, 2007. Accumulated other comprehensive loss related to securities of $175 thousand, net of taxes, has been included in shareholders’ equity at December 31, 2006. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the market values of non-mortgage-backed government agency debt securities and mortgage-backed government agency debt securities and other mortgage-backed securities.

Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $3.7 million and $4.3 million at December 31, 2007 and 2006, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2007, the Corporation had a Tier 1 capital ratio of 11.35% and total risked-based capital ratio of 12.46%. The Corporation had a Tier 1 capital ratio of 10.67% and total risk-based capital ratio of 11.90% at December 31, 2006. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 18 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.

In April 2003, the Corporation secured $15.0 million in subordinated capital notes of which $8.3 million remains outstanding at December 31, 2007, that qualify for Tier 2 capital status. In August 2003, the Corporation, through an unconsolidated affiliate, issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status.

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

Reserve for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operation and statements of financial condition in the periods requiring additional reserves.

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

The Corporation has a retirement plan that it provides as a benefit to employees and former employees and supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operations or statement of financial condition.

During the first quarter of 2006, the Corporation adopted SFAS 123R, “Accounting for Stock-based Compensation,” and added stock-based compensation to its list of critical accounting policies. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation recognized stock-based compensation expense of $468 thousand for 2007 and $548 thousand for 2006.

Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

Asset/Liability Management

The primary functions of Asset Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing rates.

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

The Corporation had used an interest-rate swap agreement that converts a portion of its floating rate commercial loans to a fixed rate basis. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on a agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income. The impact of the interest-rate swap on interest income for the year ended December 31, 2006 was a negative $146 thousand. At December 31, 2006 and 2007, the Corporation had no swaps outstanding.

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

Liquidity

The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and leases and deposit withdrawals. The Corporation manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

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

Since August 2004, the Bank began purchasing Certificates from PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2007, the Bank had $50.0 million in PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $353.6 million. At December 31, 2007, outstanding borrowings under the FHLB credit facilities totaled $84.5 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At December 31, 2007, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2007, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation and is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments as of December 31, 2007. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

Forward contracts represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. Forward contracts are not traded on organized exchanges and their contractual terms are not standardized. The Corporation’s forward contracts are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. At December 31, 2007, the Corporation had $703 thousand of obligations under forward contracts.

For further information regarding the Corporation’s commitments, refer to Footnote 15 of the Consolidated Financial Statements, herein.

Table 14 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2007:

	Payments Due by Period
		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years

Long-term debt(a)	$94,112	$13,943	$45,788	$29,376	$5,005
Subordinated capital notes(b)	9,992	2,033	3,790	3,384	785
Trust preferred securities(c)	61,807	1,598	3,197	3,197	53,815
Securities sold under agreement to repurchase(d)	94,276	94,276	—	—	—
Time deposits(e)	522,609	421,035	91,358	9,925	291
Operating leases	7,775	1,555	2,448	1,757	2,015
Forward contracts	703	703	—	—	—
Standby and commercial letters of credit	63,125	53,947	9,178	—	—
Commitments to extend credit(f)	425,035	128,277	35,623	15,253	245,882
PLGIT deposits(g)	52,416	52,416	—	—	—

Total contractual obligations	$1,331,850	$769,783	$191,382	$62,892	$307,793

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date is in 2008, the Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(g)	Includes the contractual interest and letter of credit fees over the remaining term of obligations outstanding at December 31, 2007

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method — amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement. The Corporation does not anticipate the adoption of SFAS 156 to have a material impact on the financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The impact to Univest will be a negative cumulative-effect adjustment to retained earnings on January 1, 2008 of $1.6 million and would not be tax affected.

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

Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending, leasing and deposit taking activities, the Corporation is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. The Corporation’s Asset/Liability Management Committee (“ALMC”) manages interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.

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

At December 31, 2007, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates increased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 0.2% less than it would be if market rates would remain unchanged. A 200 basis point parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 0.4% more than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 15.

Table 15 — Interest Sensitivity Analysis

Interest Sensitivity Analysis at December 31, 2007:

	Within	Three to Twelve	One to Five	Over	Non-Rate
	Three Months	Months	Years	Five Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$47,135	$47,135
Interest-earning deposits with other banks	502	—	—	—	—	502
Federal funds sold	11,748	—	—	—	—	11,748
Investment securities	14,395	45,829	114,107	249,117	—	423,448
Loans and leases, net of reserve for loan and lease losses:	510,842	199,744	537,695	107,161	(13,086)	1,342,356
Other assets	—	—	—	—	147,316	147,316

Total assets	537,487	245,573	651,802	356,278	181,365	$1,972,505

Liabilities and shareholders’ equity:
Demand deposits — noninterest-bearing	—	—	—	—	226,513	$226,513
Demand deposits — interest-bearing	427,564	24,468	130,496	—	—	582,528
Savings deposits	60,605	27,342	145,819	—	—	233,766
Time deposits	84,742	116,925	287,904	225	—	489,796
Borrowed funds	48,709	13,293	141,477	5,250	—	208,729
Other liabilities	—	—	—	—	32,447	32,447
Shareholders’ equity	—	—	—	—	198,726	198,726

Total liabilities and shareholders’ equity	621,620	182,028	705,696	5,475	457,686	$1,972,505

Incremental gap	$(84,133)	$63,545	$(53,894)	$350,803	$(276,321)

Cumulative gap	$(84,133)	$(20,588)	$(74,482)	$276,321

Cumulative gap as a percentage of interest-earning assets	(4.70)%	(1.15)%	(4.16)%	15.43%

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 6, 2008

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$47,135	$46,956
Interest-earning deposits with other banks	502	582
Federal funds sold	11,748	22,817
Investment securities held-to-maturity (market value $1,933 and $2,685 at December 31, 2007 and 2006, respectively)	1,862	2,619
Investment securities available-for-sale	421,586	379,781
Loans and leases	1,355,442	1,353,681
Less: Reserve for loan and lease losses	(13,086)	(13,283)

Net loans and leases	1,342,356	1,340,398

Premises and equipment, net	27,977	21,878
Goodwill, net of accumulated amortization of $2,942 at December 31, 2007 and 2006	44,438	44,273
Other intangibles, net of accumulated amortization of $5,855 and $5,113 at December 31, 2007 and 2006, respectively	2,643	3,335
Cash surrender value of insurance policies	46,689	36,686
Accrued interest and other assets	25,569	30,176

Total assets	$1,972,505	$1,929,501

LIABILITIES
Demand deposits, noninterest-bearing	$226,513	$263,417
Demand deposits, interest-bearing	582,528	508,140
Savings deposits	233,766	195,126
Time deposits	489,796	521,862

Total deposits	1,532,603	1,488,545

Securities sold under agreements to repurchase	94,276	99,761
Other short-term borrowings	—	17,900
Accrued expenses and other liabilities	32,447	30,505
Long-term debt	85,584	77,036
Subordinated notes	8,250	9,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,773,779	1,744,116

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2007 and 2006; 14,873,904 shares issued at December 31, 2007 and 2006; and 12,830,609 and 13,005,329 shares outstanding at December 31, 2007 and 2006, respectively	74,370	74,370
Additional paid-in capital	22,591	22,459
Retained earnings	143,066	128,242
Accumulated other comprehensive loss, net of tax benefit	(1,768)	(4,463)
Unearned compensation — restricted stock awards	(380)	—
Treasury stock, at cost; 2,043,295 shares and 1,868,575 shares at December 31, 2007 and 2006, respectively	(39,153)	(35,223)

Total shareholders’ equity	198,726	185,385

Total liabilities and shareholders’ equity	$1,972,505	$1,929,501

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Interest income
Interest and fees on loans and leases:
Taxable	$92,606	$85,222	$68,584
Exempt from federal income taxes	4,061	3,917	3,271

Total interest and fees on loans and leases	96,667	89,139	71,855

Interest and dividends on investment securities:
Taxable	15,458	11,865	9,839
Exempt from federal income taxes	3,859	3,854	3,579
Interest on time deposits with other banks	95	27	17
Interest on federal funds sold and term federal funds	454	281	212

Total interest income	116,533	105,166	85,502

Interest expense
Interest on demand deposits	16,289	11,886	6,043
Interest on savings deposits	3,833	1,615	581
Interest on time deposits	25,001	21,837	13,592
Interest on long-term borrowings	6,233	4,995	4,371
Interest on short-term debt	2,771	3,318	1,677

Total interest expense	54,127	43,651	26,264

Net interest income	62,406	61,515	59,238
Provision for loan and lease losses	2,166	2,215	2,109

Net interest income after provision for loan and lease losses	60,240	59,300	57,129

Noninterest income
Trust fee income	5,921	5,515	5,225
Service charges on deposit accounts	6,822	6,771	6,908
Investment advisory commission and fee income	2,538	2,284	1,957
Insurance commission and fee income	5,730	4,765	3,551
Life insurance income	1,503	1,475	1,301
Other service fee income	3,662	3,348	3,154
Net gains on sales of securities	435	50	150
Net (loss) gain on dispositions of fixed assets	(112)	653	(218)
Other	380	556	416

Total noninterest income	26,879	25,417	22,444

Noninterest expense
Salaries and benefits	30,811	28,547	26,795
Net occupancy	4,753	4,362	4,276
Equipment	3,127	3,274	2,994
Marketing and advertising	831	1,685	1,669
Other	12,689	12,090	10,062

Total noninterest expense	52,211	49,958	45,796

Income before income taxes	34,908	34,759	33,777
Applicable income taxes	9,351	9,382	8,910

Net income	$25,557	$25,377	$24,867

Net income per share:
Basic	$1.98	$1.96	$1.93
Diluted	$1.98	$1.95	$1.91

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated					Unearned
		Other					Comp-
	Common	Comprehensive		Additional			Restricted
	Shares	Income	Common	Paid-in	Retained	Treasury	Stock
	Outstanding	(Loss)	Stock	Capital	Earnings	Stock	Awards	Total
	(In thousands, except per share data)

Balance at December 31, 2004	8,575,618	$2,187	$49,580	$21,632	$125,772	$(38,778)	$—	$160,393
Comprehensive Income:
Net Income for 2005					24,867			24,867
Other comprehensive loss, net of income tax benefit of $(1,742)
Unrealized losses on investment securities available-for-sale		(3,176)						(3,176)
Unrealized losses on swaps		(61)						(61)

Total comprehensive income								21,630

Cash paid in lieu of fractional shares					(6)			(6)
Three-for-two stock split	4,294,143		24,790		(24,790)			—
Cash dividends declared ($0.717 per share)					(9,260)			(9,260)
Stock issued under dividend reinvestment and employee stock purchase plans	59,450				(27)	2,020		1,993
Exercise of stock options, including tax benefits of $419	174,898			419	(2,210)	4,805		3,014
Acquisition of treasury stock	(157,108)					(4,684)		(4,684)

Balance at December 31, 2005	12,947,001	(1,050)	74,370	22,051	114,346	(36,637)	—	173,080
Comprehensive Income:
Net Income for 2006					25,377			25,377
Other comprehensive income, net of income tax of $471:
Unrealized gain on investment securities available-for-sale		814						814
Unrealized losses on swaps		61						61

Total comprehensive income								26,252

Cash dividends declared ($0.780 per share)					(10,114)			(10,114)
Stock issued under dividend reinvestment and employee stock purchase plans	77,749					2,051		2,051
Exercise of stock options, including tax benefits of $408	146,384			408	(1,367)	3,845		2,886
Acquisition of treasury stock	(165,805)					(4,482)		(4,482)
Adjustment to initially adopt SFAS Statement 158, net of income taxes of $2,309		(4,288)						(4,288)

Balance at December 31, 2006	13,005,329	(4,463)	74,370	22,459	128,242	(35,223)	—	185,385
Comprehensive Income:
Net Income for 2007					25,557			25,557
Other comprehensive income, net of income tax of $1,451:
Unrealized gain on investment securities available-for-sale		2,073						2,073
Actuarial losses		776						776
Prior service cost		(154)						(154)

Total comprehensive income								28,252

Cash dividends declared ($0.800 per share)					(10,304)			(10,304)
Stock issued under dividend reinvestment and employee stock purchase plans	78,882				29	1,978		2,007
Exercise of stock options, including tax benefits of $121	55,446			121	(459)	1,201		863
Acquisition of treasury stock	(328,048)					(7,498)		(7,498)
Restricted stock awards granted	19,000			11	1	389	(401)	—
Vesting of restricted stock awards							21	21

Balance at December 31, 2007	12,830,609	$(1,768)	$74,370	$22,591	$143,066	$(39,153)	$(380)	$198,726

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$25,557	$25,377	$24,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,166	2,215	2,109
Depreciation of premises and equipment	1,987	2,187	2,013
Discount accretion on investment securities	(270)	(298)	(170)
Amortization on intangibles	760	689	409
Premium accretion on deposits and long-term debt	(605)	(708)	(879)
Increase in cash surrender values of insurance policies	(1,503)	(1,475)	(1,301)
Deferred tax (benefit) expense	421	538	3
Realized gains on investment securities	(435)	(50)	(150)
Realized losses (gains) on sales of fixed assets	112	(653)	218
Realized gains on sales of loans and leases	(197)	(386)	(79)
Net (increase) decrease in deferred loan and lease fees and amortization of premiums on loans and leases	(557)	(198)	1
Decrease (increase) in interest receivable and other assets	4,120	(2,596)	(1,364)
Increase (decrease) in accrued expenses and other liabilities	1,601	(5,691)	9,081

Net cash provided by operating activities	33,157	18,951	34,758

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(198)	(4,336)	(200)
Proceeds from maturing securities held-to-maturity	758	11,039	75,207
Proceeds from maturing securities available-for-sale	67,345	185,312	56,761
Proceeds from sales and calls of securities available-for-sale	48,758	28,532	16,053
Purchases of investment securities held-to-maturity	—	—	(49,885)
Purchases of investment securities available-for-sale	(154,014)	(262,424)	(102,458)
Decrease (increase) in interest-earning deposits	80	(19)	148
Net decrease (increase) in federal funds sold	11,069	(10,167)	(11,492)
Purchases of bank owned life insurance	(8,500)	—	—
Proceeds from sales of loans and leases	4,092	15,753	7,329
Purchases of lease financings	(34,711)	(20,943)	—
Net decrease (increase) loans and leases	27,187	(100,565)	(84,322)
Capital expenditures	(8,198)	(1,719)	(4,038)

Net cash used in investing activities	(46,332)	(159,537)	(96,897)

Cash flows from financing activities:
Net increase in deposits	44,211	122,069	96,241
Net (decrease) increase in short-term borrowings	(23,385)	9,349	(13,630)
Issuance of long-term debt	10,000	30,000	—
Repayment of long-term debt	(1,000)	(9,075)	—
Repayment of subordinated debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(7,498)	(4,482)	(4,684)
Stock issued under dividend reinvestment and employee stock purchase plans	2,007	2,051	1,993
Proceeds from exercise of stock options, including tax benefits	863	2,886	3,014
Cash dividends paid	(10,344)	(9,982)	(8,945)

Net cash provided by financing activities	13,354	141,316	72,489

Net increase in cash and due from banks	179	730	10,350
Cash and due from banks at beginning of year	46,956	46,226	35,876

Cash and due from banks at end of year	$47,135	$46,956	$46,226

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$54,249	$40,426	$24,032
Income taxes, net of refunds received	8,845	8,043	8,231
Assets acquired through acquisition	—	599	—
Goodwill and other intangibles due to acquisitions	198	4,895	200
Liabilities acquired through acquisitions	—	(1,158)	—

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements
(All dollar amounts presented in tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero”
or doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)

Note 1.	Summary of Significant Accounting Policies

Organization

Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., formerly Vanguard Leasing, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance Corporation, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks and Chester counties of Pennsylvania through 33 banking offices and provides banking and trust services to the residents and employees of 12 retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall. Banking services are also available on-line at the Corporation’s website www.univestdirect.com.

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

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The amortization of premiums and accretion of discounts are calculated using the ratio method for mortgage-backed securities and the constant yield method for all other securities.

Loans and Leases

Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Loan commitments are made to accommodate the financial needs of the Bank’s customers. These commitments represent off-balance sheet items that are unfunded. Accrual of interest income on loans and leases ceases when collectibility of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Thereafter, income is only recognized as payments are received for loans and leases on which there is no uncertainty as to the collectibility of principal. Loans and leases are considered past due based upon failure to comply with contractual terms.

When a loan or lease, including a loan or lease impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan and Lease Fees

Fees collected upon loan or lease origination and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans and leases as yield adjustments. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unamortized or unearned fees or unamortized costs are recognized.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Corporation may use interest-rate swap agreements to manage the interest-rate risk of its floating-rate loan portfolio. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of certain prime-rate-based loans held by the Bank. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified portfolio of loans. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in market value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. There were no outstanding swaps as of December 31, 2007 or 2006.

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans and leases are reported at the present value of expected future cash flows using the loan’s or lease’s initial effective interest rate, or at the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent.

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

The Corporation maintains an unallocated reserve to recognize the existence of credit exposures that are within the loan and lease portfolio although currently undetected. There are many factors considered such as the inherent delay in obtaining information regarding a customer’s financial condition or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments. The Corporation also maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. In addition, the Bank’s primary examiners, as a regular part of their examination process, may require the Bank to increase the level of reserves.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

Stock Options

Effective January 1, 2006 the Corporation adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of share based awards is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption. Prior to 2006, the Corporation had elected to follow the intrinsic value method The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the market value on the date of grant and is amortized over the vesting period.

As permitted under SFAS No. 123 (before revision), “Accounting for Stock-Based-Compensation” (“SFAS 123”), the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options and other awards granted to employees. Under APB 25, no compensation expense is recognized because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant; therefore, the Corporation did not recognize any compensation cost during 2005. Under the modified prospective method of transition under SFAS 123R, the Corporation is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123R. Therefore, the results for the year ended December 31, 2005 is not directly comparable to the same periods in 2006 and 2007.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following pro forma information is presented for comparative purposes and illustrates the effect on net income, basic earnings per share and fully-diluted earnings per share, assuming the estimated fair value based method of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period:

	For the Years Ended December 31,
	2007	2006	2005

Net Income as reported	$25,557	$25,377	$24,867
Add: Stock-based compensation expense included in reported net income, net of tax	406	501	—
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of tax	406	501	306

Pro forma net income	$25,557	$25,377	$24,561

Basic earnings per share:
As reported	$1.98	$1.96	$1.93

Pro forma	$1.98	$1.96	$1.91

Diluted earnings per share:
As reported	$1.98	$1.95	$1.91

Pro forma	$1.98	$1.95	$1.89

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,968,750 shares of common stock. During 2007 and 2006, 68,256 and 67,897 shares, respectively, were issued under the Reinvestment Plan, with 1,184,705 shares available for future purchase as of December 31, 2007.

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Under SFAS 123R compensation expense must be recognized if the discount is greater than 5% of the fair value. During 2007 and 2006, 10,479 and 9,722 shares, respectively, were issued under the Purchase Plan, with 869,709 shares available for future purchase as of December 31, 2007.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the initial measurement and subsequent recording of goodwill and intangible assets. The Corporation acquired intangible assets in connection with the acquisitions of Pennview Savings Bank, First County Bank and Suburban Community Bank, and acquisitions through Univest Investments, Inc. and Univest Insurance, Inc., that include goodwill, covenants not to compete, customer related and core deposit intangibles. In accordance with the adoption of SFAS 142, goodwill is no longer amortized. In accordance with the provisions of SFAS 142, the Corporation completes annual impairment tests for goodwill and other intangible assets. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives.

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

Bank Owned Life Insurance

The Corporation carries bank owned life insurance (BOLI) at the net cash surrender value of the policy. Changes in the net cash surrender value of these policies are reflected in noninterest income.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. During 2005, 2006 and 2007, the Corporation recognized the costs associated with providing these benefits during the active service periods of employees in accordance with SFAS 106, “Employer’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”). At December 31, 2006, the Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.” SFAS 156: 1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”); or, c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: a) amortization method — amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date; or, b) fair value measurement method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts the requirements of this Statement. The Corporation does not anticipate the adoption of SFAS 156 to have a material impact, on its financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reach a conclusion on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4.”) EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Under EITF 06-4, if an agreement is to provide the employee with a death benefit in a postretirement/termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106 or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The impact to Univest will be a negative cumulative-effect adjustment to retained earnings on January 1, 2008 of $1.6 million and would not be tax affected.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2007 was $6.5 million and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $556 thousand and $558 thousand for the years ended December 31, 2007 and 2006, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Investment Securities

The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2007 and 2006, by maturity within each type:

	December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
Mortgage-backed securities:
Within 1 year	$7	$—	$—	$7	$—	$—	$—	$—
1 to 5 years	379	6	—	385	764	7	—	771
5 to 10 years	102	3	—	105	131	3	—	134
Over 10 years	1,360	62	—	1,422	1,711	56	—	1,767

	1,848	71	—	1,919	2,606	66	—	2,672

Other:
1 to 5 years	14	—	—	14	13	—	—	13

	14	—	—	14	13	—	—	13

Total	$1,862	$71	$—	$1,933	$2,619	$66	$—	$2,685

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies:
Within 1 year	$45,474	$—	$(80)	$45,394	$39,814	$1	$(246)	$39,569
1 to 5 years	71,040	620	—	71,660	91,417	59	(946)	90,530

	116,514	620	(80)	117,054	131,231	60	(1,192)	130,099

State and political subdivisions:
1 to 5 years	458	—	(4)	454	460	—	(1)	459
5 to 10 years	27,970	1,123	(18)	29,075	25,925	1,160	(15)	27,070
Over 10 years	56,975	344	(94)	57,225	55,331	448	(166)	55,613

	85,403	1,467	(116)	86,754	81,716	1,608	(182)	83,142

Mortgage-backed securities:
Within 1 year	79	1	—	80	52,296	96	(470)	51,922
1 to 5 years	3,969	4	—	3,973	5,153	5	(72)	5,086
5 to 10 years	4,167	15	(74)	4,108	2,605	12	(43)	2,574
Over 10 years	183,369	2,179	(384)	185,164	79,695	375	(475)	79,595

	191,584	2,199	(458)	193,325	139,749	488	(1,060)	139,177

Other:
Within 1 year	3,612	—	(6)	3,606	2,628	—	—	2,628
1 to 5 years	8,989	188	(5)	9,172	11,983	22	(114)	11,891
5 to 10 years	—	—	—	—	2,000	—	(21)	1,979

	12,601	188	(11)	12,778	16,611	22	(135)	16,498

Equity securities:
No stated maturity	12,562	39	(926)	11,675	10,742	190	(67)	10,865

	12,562	39	(926)	11,675	10,742	190	(67)	10,865

Total	$418,664	$4,513	$(1,591)	$421,586	$380,049	$2,368	$(2,636)	$379,781

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Securities with a market value of $313.1 million and $280.5 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes as required by law.

During the year ended December 31, 2007, available-for-sale securities with a fair value at the date of sale of $6.1 million were sold; $1.7 million were sold in 2006; and $11.4 million were sold in 2005. Gross realized gains on such sales totaled $435 thousand during 2007, $53 thousand in 2006 and $151 thousand in 2005. There were no gross realized losses in 2007, $3 thousand in 2006 and $1 thousand in 2005. Tax expense related to net realized gains from the sales of investment securities for the years ended December 31, 2007, 2006 and 2005 were $152 thousand, $18 thousand, and $53 thousand, respectively. Accumulated other comprehensive income related to securities of $1.9 million, net of taxes, is included in shareholders’ equity at December 31, 2007. Accumulated other comprehensive loss related to securities of $175 thousand, net of taxes, has been included in shareholders’ equity at December 31, 2006. Unrealized losses in investment securities at December 31, 2007 and 2006 do not represent permanent impairments.

At December 31, 2007 and December 31, 2006, the Bank held $1.7 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank in relation to the level of outstanding borrowings. The balances were $4.7 million and $4.3 million as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2007:

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury, government corporations and agencies	$19,918	$(21)	$30,489	$(59)	$50,407	$(80)
State and political subdivisions	12,486	(51)	5,735	(65)	18,221	(116)
Mortgage-backed securities	9,645	(62)	23,810	(396)	33,455	(458)
Other	—	—	3,988	(11)	3,988	(11)

Subtotal debt securities	42,049	(134)	64,022	(531)	106,071	(665)
Equity securities	2,550	(666)	636	(260)	3,186	(926)

Total temporarily impaired securities	$44,599	$(800)	$64,658	$(791)	$109,257	$(1,591)

As of December 31, 2007, the amount of unrealized losses, for less than twelve months, in debt and equity securities classified as either available-for-sale or held-to-maturity was $800 thousand and had a fair value of $44.6 million. The amount of unrealized losses, for twelve months or longer, in debt and equity securities classified as either available-for-sale or held-to-maturity was $791 thousand and had a fair value of $64.7 million. The Corporation believes that the unrealized losses listed in the twelve months or longer category are not other-than temporary because the securities have, subsequent to December 31, 2007, traded at book cost. As of December 31, 2007, the Corporation has concluded that the unrealized losses are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation has the ability and intent to hold the securities until maturity or until it can recover the entire value.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Loans and Leases

The following is a summary of the major loan and lease categories:

	At December 31,
	2007	2006

Commercial, financial and agricultural	$381,826	$442,182
Real estate-commercial	393,686	352,596
Real estate-construction	134,448	136,331
Real estate-residential	310,571	305,306
Loans to individuals	72,476	89,217
Lease financings	68,100	30,186

Total gross loans and leases	1,361,107	1,355,818
Less: Unearned income	(5,665)	(2,137)

Total loans and leases	$1,355,442	$1,353,681

Net unamortized deferred loan and lease origination fees for the years ended December 31, 2007 and 2006 were $713 thousand and $920 thousand, respectively. Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet. For the years ended December 31, 2007 and 2006, overdrafts were $239 thousand and $268 thousand, respectively.

The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the Year 2012. At December 31, 2007, the schedule of minimum lease payments is as follows:

2008	$21,399
2009	19,025
2010	14,020
2011	9,686
2012	3,643
Thereafter	327

Total future minimum lease payments receivable	68,100
Less: Unearned income	(5,665)

Total lease financing receivables, net of unearned income	$62,435

Note 5.	Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$13,283	$13,363	$13,099
Provision charged to operating expenses	2,166	2,215	2,109
Recoveries	657	698	1,414
Loans and leases charged off	(3,020)	(2,993)	(3,259)

Balance at end of year	$13,086	$13,283	$13,363

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information with respect to loans and leases that are considered to be impaired under SFAS 114 is as follows:

	December 31,
	2007		2006
	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans and leases	$7,639		$5,635

Recorded investment in impaired loans at year-end subject to a specific reserve for loan losses and corresponding specific reserve	$4,120	$1,755	$5,606	$1,576
Recorded investment in impaired loans and leases at year-end requiring no specific reserve for loan and lease losses	2,758	—	2,837	—

Recorded investment in impaired loans and leases at year-end	$6,878		$8,443

Recorded investment in nonaccrual and restructured loans and leases	$6,878		$8,443

Loans and leases greater than 90 days past due and still accruing interest were $1.9 million and $760 thousand at December 31, 2007 and 2006 respectively. Any income accrued on one- to four-family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $15 thousand and $6 thousand at December 31, 2007 and 2006, respectively. There was no other real estate owned at December 31, 2007 and December 31, 2006, respectively. At December 31, 2005 there was $344 thousand.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for off-balance sheet credits was $150 thousand and $105 thousand at December 31, 2007 and 2006, respectively.

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	December 31,
	2007	2006	2005

Nonaccrual and restructured loans and leases	$6,878	$8,443	$3,263
Interest income that would have been recognized under original terms	747	541	521

No interest income was recognized on these loans and leases for the years ended December 31, 2007, 2006 and 2005.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 6.	Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
	2007	2006

Land and land improvements	$7,017	$4,947
Premises and improvements	29,364	25,137
Furniture and equipment	19,321	21,787

Total cost	55,702	51,871
Less: accumulated depreciation	(27,725)	(29,993)

Net book value	$27,977	$21,878

Note 7.	Intangible Assets

In accordance with the provisions of SFAS 142, the Corporation has completed an annual impairment test for the intangible asset category. In 2007, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $14 thousand, there were no impairments in 2006. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was: $742 thousand for the year ended December 31, 2007; $683 thousand for the year ended December 31, 2006; and $532 thousand for the year ended December 31, 2005. The Corporation also has goodwill with a net carrying amount of $44.4 million, which is deemed to be an indefinite intangible asset and will not be amortized in accordance with SFAS 142. On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc., a full-service insurance agency, located in West Chester, Pa. In connection with this acquisition, $3.1 million was recorded to goodwill, $1.5 million was recorded to a customer-related intangible and $100 thousand was recorded for a covenant not to compete. The Corporation recorded additional goodwill of $152 thousand in 2007 related to its 2005 acquisition of Donald K. Martin & Company.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the components of intangible assets as of the dates indicated:

	At December 31, 2007			At December 31, 2006
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Fair	Net	Gross	and Fair	Net
	Carrying	Value	Carrying	Carrying	Value	Carrying
	Amount	Adjustments	Amount	Amount	Adjustments	Amount

Non-amortized intangible assets:
Goodwill	$47,380	$2,942	$44,438	$47,215	$2,942	$44,273
Amortized intangible assets:
Covenants not to compete	$320	$248	$72	$320	$222	$98
Branch acquisitions	2,951	2,951	—	2,951	2,810	141
Core deposit intangibles	2,201	1,293	908	2,201	1,046	1,155
Customer related intangibles	1,539	388	1,151	1,520	119	1,401
Mortgage servicing rights, net	1,487	975	512	1,456	916	540

Total amortized intangible assets	$8,498	$5,855	$2,643	$8,448	$5,113	$3,335

The estimated aggregate amortization expense for each of the five succeeding fiscal years is:

Year	Amount

2008	591
2009	542
2010	474
2011	346
2012	213

The following table reflects the components of residential mortgage servicing rights as of the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Mortgage servicing rights beginning balance	$540	$628	$532
Mortgage servicing rights capitalized	31	15	78
Mortgage servicing rights amortized	(44)	(97)	(44)
Fair market value adjustments	(15)	(6)	62

Mortgage servicing rights ending balance	$512	$540	$628

Mortgage loans serviced for others	$57,774	$61,239	$66,654

The balance of capitalized mortgage servicing rights, net of valuation allowances and accumulated amortization, included in other assets at December 31, 2007 was $512 thousand and at December 31, 2006 was $540 thousand. The aggregate fair value of these rights was $512 thousand and $540 thousand at December 31, 2007 and 2006, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 7.5%. Amortization of mortgage servicing rights of approximately $44 thousand was recorded during 2007, $97 thousand during 2006, and $44 thousand during 2005. The valuation allowance was $48 thousand at December 31, 2007 and $33 thousand at December 31, 2006.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$8,688	$8,606	$8,797
State	242	238	110
Deferred:
Federal	421	538	3

	$9,351	$9,382	$8,910

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2007	2006	2005

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(7.4)	(7.4)	(6.8)
Increase in value of bank owned life insurance assets	(1.5)	(1.5)	(1.3)
Other, including state income taxes	0.6	0.8	(0.5)

	26.7%	26.9%	26.4%

During the twelve months ended December 31, 2007 and 2006, the Corporation recorded tax benefits resulting from the exercise of employee stock options of $87 thousand and $408 thousand, respectively, to additional paid-in capital.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. No valuation allowance was recognized for the deferred tax assets at December 31, 2007 and 2006, as management believes it is more likely than not that such deferred tax assets will be realized.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2007	2006

Deferred tax assets:
Loan and lease loss	$4,580	$4,649
Deferred compensation	1,966	1,840
Postretirement benefits	453	435
Actuarial adjustments on postretirement benefits*	1,974	2,309
Vacation accrual	366	370
Deferred fees and expense	103	165
Intangible assets	—	204
Mark-to-market adjustment*	—	94
Other	285	419

Total deferred tax assets	9,727	10,485

Deferred tax liabilities:
Market discount	429	397
Retirement plans	1,467	1,444
Depreciation	36	68
Prepaid expenses	311	368
Intangible assets	90	—
Mark-to-market adjustment*	1,022	—
Other	345	309

Total deferred tax liabilities	3,700	2,586

Net deferred tax assets	$6,027	$7,899

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).

Note 9.	Retirement Plan and Supplemental Retirement Plans

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

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2007, 2006 and 2005 was $507 thousand, $440 thousand and $456 thousand, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$29,669	$28,002	$1,313	$1,265
Service cost	1,290	1,197	61	58
Interest cost	1,763	1,634	76	78
Actuarial (gain) loss	(534)	447	(34)	—
Benefits paid	(1,763)	(1,611)	(97)	(88)

Benefit obligation at end of year	$30,425	$29,669	$1,319	$1,313

Change in plan assets:
Fair value of plan assets at beginning of year	$22,025	$19,586	$—	$—
Actual return on plan assets	1,690	1,538	—	—
Benefits paid	(1,763)	(1,611)	(97)	(88)
Employer contribution and non-qualified benefit payments	1,500	2,512	97	88

Fair value of plan assets at end of year	23,452	22,025	—	—

Funded status	(6,973)	(7,644)	(1,319)	(1,313)
Unrecognized net actuarial gain	5,380	6,465	167	219
Unrecognized prior service benefits (costs)	288	(54)	(129)	(149)

Net amount recognized	$(1,305)	$(1,233)	$(1,281)	$(1,243)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
	2007	2006

Projected benefit obligation	$24,432	$23,773
Accumulated benefit obligation	22,030	20,810
Fair value of plan assets	23,452	22,025

The retirement benefit cost includes the following components:

				Other Postretirement
	Retirement Plans			Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$1,290	$1,197	$1,235	$61	$58	$52
Interest cost	1,763	1,634	1,553	76	78	71
Expected return on plan assets	(1,798)	(1,565)	(1,505)	—	—	—
Amortization of net loss	366	354	224	6	11	7
Amortization of prior service cost	(43)	(73)	(73)	(20)	(20)	(20)

Net periodic benefit cost	$1,578	$1,547	$1,434	$123	$127	$110

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following benefit payments, which reflect an expected future service, as appropriate, are expected to be paid:

		Other
		Postretirement
For the Fiscal Year Ending:	Retirement Plans	Benefits

2008	$2,112	$97
2009	2,125	102
2010	2,247	107
2011	2,400	113
2012	2,525	118
Years 2013-2017	13,312	600

Weighted-average assumptions used to determine benefit obligations at December 31, 2007 and 2006 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2007	2006	2007	2006

Assumed discount rate for obligation	6.4%	5.9%	6.5%	5.9%
Assumed salary increase rate	5.1%	5.1%	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2007 and 2006 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2007	2006	2007	2006

Assumed discount rate for obligation	5.9%	6.0%	6.0%	6.0%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	5.1	5.1	—	—

Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2007	2006	2005

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2009	2008	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$4
Effect on postretirement benefit obligation	48	43

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Corporation’s pension plan asset allocation at December 31, 2007 and 2006, by asset category was as follows:

	Percentage of
	Plan Assets at
	December 31,
Asset Category:	2007	2006

Equity securities	50%	49%
Debt securities	48	41
Other	2	10

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50%-equity-to-50%-fixed-income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

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

The Corporation adopted the shareholder-approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were 103,016 options to purchase common shares outstanding at December 31, 2007 under the 1993 plan. The Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 1,031,350 common shares available for future grants at December 31, 2007 under the 2003 plan. At December 31, 2007 there were 454,204 options to purchase common stock and unvested restricted stock awards outstanding under the 2003 Plan.

Following is a summary of the status of options granted under the 1993 and 2003 Long-term Incentive Plans during 2007:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
	Shares Under	Price per	Contractual	December 31,
	Option	Share	Life (Years)	2007
	($ in thousand except per share data)

Outstanding at December 31, 2006	470,040	$23.20
Granted	204,000	21.11
Expired	(21,062)	24.75
Forfeited	(4,150)	24.90
Exercised	(109,608)	18.43

Outstanding at December 31, 2007	539,220	23.31	7.0	$—

Exercisable at December 31, 2007	242,840	24.68	4.1	—

The total intrinsic value of options exercised during 2007, 2006 and 2005 were $606 thousand, $1.7 million and $2.4 million respectively.

The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation uses a straight-line accrual method to recognize stock-based compensation expense over the time-period it expects the options to vest.

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and for those shares granted prior to the effective date of adoption that remained unvested on the date of adoption. The following assumptions were made for options granted during Fiscal Years 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005

Expected option life in years	7.1	8.9	8.7
Risk free interest rate	3.70%	5.15%	4.35%
Expected dividend yield	3.79%	3.04%	3.11%
Expected volatility	.258	.309	.336
Fair value of options	$4.25	$7.96	$7.69

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of nonvested restricted stock awards as of December 31, 2007 including changes during the year:

		Weighted Average
		Grant Date Fair
	Nonvested Share Awards	Value

Nonvested share awards at December 31, 2006	—	$—
Granted	19,000	21.12
Vested	(1,000)	21.22
Forfeited	—	—

Nonvested share awards at December 31, 2007	18,000	21.11

The fair value of restricted stock is equivalent to the market value on the date of grant and is amortized over the vesting period. The fair value of the restricted stock awards granted during 2007 was $21.12 per share. The total intrinsic value of restricted stock awards that vested during 2007 was $21 thousand. There were no restricted stock awards during 2006 and 2005. As of December 31, 2007, there was $380 thousand in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.9 years.

During the years ended December 31, 2007 and 2006, the Corporation recognized stock-based compensation expense of $420 thousand and $522 thousand, respectively, on stock options and $26 thousand on the Employee Stock Purchase Plan during each period. During 2007 the Corporation recognized stock-based compensation expense of $22 thousand on restricted stock awards; there was no expense recognized in 2006. During the years ended December 31, 2007 and 2006, the Corporation recognized a tax benefit on nonqualified stock option expense and restricted stock awards of $47 thousand during each period.

During the year ended December 31, 2007and 2006, the Corporation accelerated the vesting of 5,150 and 4,437 options, respectively, for employees as permitted under the 1993 and 2003 Long-Term Incentive Plans upon retirement. The accelerated options became exercisable upon the date of retirement and are exercisable up to a two-year period post-retirement; however incentive stock options become nonqualified after 90-days post-retirement. As a result of these modifications, additional compensation expense of $33 thousand and $15 thousand, respectively, was recognized.

During the years ended December 31, 2007, 2006 and 2005, cash proceeds from the exercise of stock options were $742 thousand, $2.5 million and $2.6 million, respectively; the tax benefit recognized and recorded to additional paid in capital was $121 thousand, $408 thousand and $419 thousand, respectively.

The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.

Note 11.	Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $123.3 million at December 31, 2007 and $132.6 million at December 31, 2006, with interest expense of $7.3 million for 2007 and $8.5 million for 2006.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

Due in 2008	$115,845
Due in 2009	1,977
Due in 2010	4,712
Due in 2011	513
Due in 2012	156
Thereafter	110

Total	$123,313

Note 12.	Borrowings

At December 31, 2007 and 2006 long-term borrowings consisted of the following:

	Balance		Interest Rate
	2007	2006	2007	2006	Maturity

Federal Home Loan Bank Advances*	$84,500	$75,500	5.24%	5.32%	January 2008 - January 2013
Subordinated Term Loan Note	2,750	3,250	5.50%	5.50%	April 2013
Subordinated Term Loan Note	5,500	6,500	6.72%	6.72%	May 2013
Trust Preferred Securities	20,619	20,619	7.75%	8.41%	October 2033

	$113,369	$105,869

*	Federal Home Loan Bank Advances are calculated at a weighted average rate and do not include the unamortized fair value adjustment of $1.1 million and $1.5 million at December 31, 2007 and 2006, respectively, recorded on debt assumed through the 2003 acquisitions.

The contractual maturities of long-term borrowings as of December 31, 2007 are as follows:

Due in 2008	$11,500
Due in 2009	24,000
Due in 2010	48,500
Due in 2011	1,500
Due in 2012	1,500
Thereafter	26,369

$113,369

Advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $1.1 million at December 31, 2007. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $353.6 million. At December 31, 2007, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $84.5 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

$84.5 million of outstanding FHLB borrowings are $45.5 million of convertible advances whereby the FHLB has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month LIBOR. The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converts to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013. At December 31, 2007, the outstanding balance of these notes was $8.3 million.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The 30-year term securities were issued on a variable rate based upon the published Libor rate plus 3.05% per annum. The initial interest rate of the securities was 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Corporation deconsolidated Univest Capital Trust I, which maintains the Trust Preferred Securities, in the first quarter of 2004. The result was an increase in the junior debt of $619 thousand on the balance sheet. At December 31, 2007, the $20.6 million in capital securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

The Bank maintains federal fund credit lines with several correspondent banks totaling $77.0 million. At December 31, 2007, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2007, the Corporation had no outstanding borrowings from this line.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2007	2006	2005

Balance at December 31	$94,276	$99,761	$108,312
Weighted average interest rate at year end	1.80%	2.19%	2.05%
Maximum amount outstanding at any month’s end	$94,276	$104,581	$111,624
Average amount outstanding during the year	$86,641	$96,624	$98,620
Weighted average interest rate during the year	2.30%	2.19%	1.44%

Note 13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2007	2006	2005

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$25,557	$25,377	$24,867

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	12,885	12,960	12,867
Effect of dilutive securities:
Employee stock options	26	51	141

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	12,911	13,011	13,008

Basic earnings per share	$1.98	$1.96	$1.93

Diluted earnings per share	$1.98	$1.95	$1.91

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2007, 2006 and 2005 there were 232,204, 107,249 and 125,549 anti-dilutive options at an average price of $25.96, $28.26, and $28.26 per share, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Net Income	$25,557	$25,377	$24,867
Unrealized gain on cash flow hedges:
Unrealized holding gains arising during the period	—	61	(61)
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized gains (losses) arising during the period	2,356	846	(3,078)
Less: reclassification adjustment for gains realized in net income	283	32	98
Defined benefit pension plans:
Unrealized gains arising during the period	616	—	—
Less: amortization of net gain included in net periodic pension costs	(242)	—	—
Prior service (benefits) costs rising during the period	(195)	—	—
Less: accretion of prior service cost included in net periodic pension costs	41	—	—

Total comprehensive income	$28,252	$26,252	$21,630

Note 15.	Commitments and Contingencies

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

The maximum potential amount of future payments under the guarantee is $63.1 million. The current carrying amount of the contingent obligation is $235 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. As of December 31, 2007, the Bank has identified the due from banks’ balance of $31.4 million as a significant concentration of credit risk because it contains a balance due from a single depository

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

institution that is unsecured. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. At December 31, 2007 the reserve for off-balance sheet credits was $150 thousand.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
Amount

Financial instruments representing credit risk:
Commitments to extend credit	$425,035
Letters of credit	63,125

As of December 31, 2007, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. A summary of the future minimum rental commitments under non-cancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2008	$1,555
2009	1,376
2010	1,071
2011	984
2012	774
Thereafter	2,015

Total	$7,775

Rental expense charged to operations was $1.8 million, $1.6 million, and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 16.	Derivative Instruments and Hedging Activities

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

At December 31, 2007 and December 31, 2006, there were no “Pay Floating, Receive Fixed” swaps outstanding. As of December 31, 2005 there was $20 million in notional amount of interest-rate swaps that expired on November 2, 2006.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is an analysis of the changes in the net gain (loss) on cash flow hedges recognized in equity:

	2007	2006	2005

Balance at beginning of year	$—	$(61)	$—
Net gain (loss) for the year	$—	61	(61)

Balance at end of year	$—	$—	$(61)

Note 17.	Fair Values of Financial Instruments

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

The Corporation utilizes a third-party vendor to determine the estimated fair values for those financial instruments that lack an available trading market, which include: loans and leases, deposit liabilities, short-term borrowings, long-term debt, commitments to extend credit and letters of credit. Various methodologies are described in the accompanying notes.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table represents the estimates of fair value of financial instruments:

	December 31, 2007		December 31, 2006
	Carrying, Notional		Carrying, Notional
	or Contract		or Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$59,385	$59,385	$70,355	$70,355
Investment securities	423,448	423,520	382,400	382,466
Net loans and leases	1,342,356	1,384,190	1,340,398	1,345,050
Liabilities:
Deposits	1,532,603	1,538,404	1,488,545	1,486,760
Short-term borrowings	94,276	104,276	117,661	118,665
Long-term debt	114,453	106,866	107,405	106,853
Off-Balance-Sheet:
Commitments to extend credit	425,035	(818)	481,098	(1,747)
Letters of credit	63,125	(657)	71,440	(1,092)
Forward contracts	703	8	256	3

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

Loans and leases:  The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.

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

					To Be Well-Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Consolidated	$190,283	12.46%	$122,173	8.00%	$152,716	10.00%
Univest National Bank	179,294	12.02	119,374	8.00	149,218	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	173,297	11.35	61,086	4.00	91,630	6.00
Univest National Bank	166,058	11.13	59,687	4.00	89,531	6.00
Tier 1 Capital (to Average Assets):
Consolidated	173,297	9.11	57,079	3.00	76,105	4.00
Univest National Bank	166,058	8.81	56,574	3.00	75,432	4.00
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$181,419	11.90%	$121,984	8.00%	$152,480	10.00%
Univest National Bank	169,954	11.27	120,631	8.00	150,788	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	162,725	10.67	60,992	4.00	91,488	6.00
Univest National Bank	156,567	10.38	60,315	4.00	90,473	6.00
Tier 1 Capital (to Average Assets):
Consolidated	162,725	8.76	55,735	3.00	74,314	4.00
Univest National Bank	156,567	8.50	55,239	3.00	73,653	4.00

As of December 31, 2007 and December 31, 2006, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

basis, respectively. As of December 31, 2007, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2008 without approval of the Office of Comptroller of the Currency of approximately $19.1 million plus an additional amount equal to the Bank’s net profits for 2008 up to the date of any such dividend declaration.

The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.

Note 19.	Related Party Transactions

At December 31, 2007, loans to directors and executive officers of the Corporation and companies in which directors have an interest (“Related Parties”) aggregated $55.9 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

The summary of activity for the past year is as follows:

			Balance at
Balance at		Amounts	December 31,
January 1, 2007	Additions	Collected	2007

$43,622	$19,030	$(6,760)	$55,892

The Corporation paid $2.5 million and $764 thousand during 2007 and 2006, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is president of H. Mininger & Son, Inc.

Deposits received from Related Parties as of December 31, 2007 were $11.9 million.

At December 31, 2007, the Bank had commitment to extend credit to Related Parties of $15.0 million and standby and commercial letters of credit for Related Parties of $715 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Parent Company Financial Information

Condensed financial statements of Univest, parent company only, follow:

	At December 31,
Balance Sheets	2007	2006

Assets:
Cash and balances due from financial institutions	$94	$44
Investments in securities	10,207	9,101
Investments in subsidiaries, at equity in net assets:
Bank	200,154	188,433
Non-banks	21,093	21,104
Other assets	9,803	9,744

Total assets	$241,351	$228,426

Liabilities:
Dividends payable	$2,559	$2,599
Subordinated capital notes	8,250	9,750
Junior subordinated debentures	20,619	20,619
Other liabilities	11,197	10,073

Total liabilities	42,625	43,041

Shareholders’ equity	198,726	185,385

Total liabilities and shareholders’ equity	$241,351	$228,426

	For the Years Ended December 31,
Statements of Income	2007	2006	2005

Dividends from bank	$15,985	$16,019	$11,183
Dividends from non-banks	1,200	1,190	1,200
Gain on sales of investment securities	52	3	64
Other income	13,380	13,986	12,293

Total operating income	30,617	31,198	24,740
Operating expenses	14,216	14,227	13,448

Income before income tax (benefit) expense and equity in undistributed income (loss) of subsidiaries	16,401	16,971	11,292
Applicable income tax (benefit) expense	(178)	77	(350)

Income before equity in undistributed income (loss) of subsidiaries	16,579	16,894	11,642
Equity in undistributed income (loss) of subsidiaries:
Bank	8,989	7,714	13,130
Non-banks	(11)	769	95

Net income	$25,557	$25,377	$24,867

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Cash Flows	2007	2006	2005

Cash flows from operating activities:
Net income	$25,557	$25,377	$24,867
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(8,978)	(8,483)	(13,225)
Realized gains on investment securities	(52)	(3)	(64)
Depreciation of premises and equipment	146	365	371
Increase in other assets	(539)	(2,801)	(1,230)
Increase in other liabilities	2,466	273	330

Net cash provided by operating activities	18,600	14,728	11,049

Cash flows from investing activities:
Proceeds from sales of securities	4,553	1,648	1,909
Purchases of investment securities	(6,631)	(5,395)	(2,790)

Net cash used in investing activities	(2,078)	(3,747)	(881)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—
Repayment of long-term debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(7,498)	(4,482)	(4,684)
Stock issued under dividend reinvestment and employee stock purchase plans	2,007	2,051	1,993
Proceeds from exercise of stock options	863	2,886	3,014
Cash dividends paid	(10,344)	(9,982)	(8,945)

Net cash used in financing activities	(16,472)	(11,027)	(10,122)

Net increase (decrease) in cash and due from financial institutions	50	(46)	46
Cash and due from financial institutions at beginning of year	44	90	44

Cash and due from financial institutions at end of year	$94	$44	$90

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,349	$2,289	$1,807

Income tax, net of refunds received	$8,583	$7,827	$8,253

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Quarterly Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2007 and 2006 were as follows:

2007 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$29,245	$29,782	$29,206	$28,300
Interest expense	13,715	13,989	13,568	12,855

Net interest income	15,530	15,793	15,638	15,445
Provision for loan and lease losses	433	456	653	624

Net interest income after provision for loan and lease losses	15,097	15,337	14,985	14,821
Net gains on sales of securities	125	259	51	—
Noninterest income	6,362	6,653	6,513	6,916
Noninterest expense	12,636	13,082	13,331	13,162

Income before income taxes	8,948	9,167	8,218	8,575
Applicable income taxes	2,401	2,479	2,143	2,328

Net income	$6,547	$6,688	$6,075	$6,247

Per share data:
Net income:
Basic	$0.512	$0.522	$0.470	$0.480

Diluted	$0.512	$0.522	$0.469	$0.479

Dividends per share	$0.200	$0.200	$0.200	$0.200

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

2006 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$28,161	$27,724	$25,729	$23,552
Interest expense	12,840	12,077	10,174	8,560

Net interest income	15,321	15,647	15,555	14,992
Provision for loan and lease losses	621	568	515	511

Net interest income after provision for loan and lease losses	14,700	15,079	15,040	14,481
Net gains on sales of securities	—	3	47	—
Noninterest income	7,063	6,231	5,628	6,445
Noninterest expense	12,631	12,332	12,506	12,489

Income before income taxes	9,132	8,981	8,209	8,437
Applicable income taxes	2,521	2,444	2,194	2,223

Net income	$6,611	$6,537	$6,015	$6,214

Per share data:
Net income:
Basic	$0.509	$0.504	$0.465	$0.480

Diluted	$0.506	$0.502	$0.462	$0.477

Dividends per share	$0.200	$0.200	$0.190	$0.190

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Internal controls over financial reporting are the responsibility of the Management of the Corporation. Based on their assessment, Management believes the internal control process is effective as of December 31, 2007, although no evaluation of controls can provide absolute assurance that control weaknesses or fraud activity does not exist at the Corporation.

Management is required to base its assessment of the effectiveness of internal control over financial reporting on a suitable, recognized control framework. Our assessment was based on the “Internal Control-Integrated Framework,” which was developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2007, 2006 and 2005 has been audited by KPMG LLP, independent registered public accounting firm. KPMG LLP presented the Corporation with unqualified opinions for these years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited Univest Corporation of Pennsylvania and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes, in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 6, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 8, 2008 (“2008 Proxy”), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and “Nominating and Governance Committee.”

The Corporation has adopted a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The waiver reporting requirement process was established in 2004 and there have been no waivers. The codes of conduct are available on the Corporation’s website at www.univest.net and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2007 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2008 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2008 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2008 Proxy under the headings: “Audit Committee” and “Independent Auditor Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description

(3.1)	Articles of Incorporation as Amended through April 12, 1994 are incorporated by reference to Exhibit 4(b) of Form S-8, File No. 333-24987, filed with the Securities and Exchange Commission (the SEC) on November 4, 1997.
(3.2)	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.
(10.1)	Univest 2003 Long-term Incentive Plan is incorporated by reference to Exhibit 4 of Form S-8, File No. 333-123189, filed with the SEC on March 8, 2005.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC March 7, 2005.
(10.3)	Supplemental Retirement Plan incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC March 7, 2005.
(10.4)	Univest 1993 Long-term Incentive Plan is incorporated by reference to Form S-8, File No. 333-24987, filed with the SEC on April 11, 1997.
(11)	Statement Re Computation of Per Share Earnings — is incorporated by reference from Footnote 13 in Item(8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	KPMG LLP — Consent of independent registered public accounting firm
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Jeffrey M. Schweitzer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer
Executive Vice President and Chief Financial Officer
February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	February 27, 2008
/s/ marvin A. Anders Marvin A. Anders	Retired Chairman, Director	February 27, 2008
/s/ Charles H. Hoeflich Charles H. Hoeflich	Chairman Emeritus	February 27, 2008
/s/ William G. Morral William G. Morral	Director	February 27, 2008
/s/ Norman L. Keller Norman L. Keller	Director	February 27, 2008
/s/ Thomas K. Leidy Thomas K. Leidy	Director	February 27, 2008
/s/ H. Ray Mininger H. Ray Mininger	Director	February 27, 2008
/s/ Merrill S. Moyer Merrill S. Moyer	Director	February 27, 2008
/s/ Paul G. Shelly Paul G. Shelly	Director	February 27, 2008
/s/ John U. Young John U. Young	Director	February 27, 2008
/s/ K. Leon Moyer K. Leon Moyer	Senior Executive Vice President	February 27, 2008