Form 10-Q
period 2008-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2008-05-09
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (215) 721-2400

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,843,507
(Title of Class)	(Number of shares outstanding at 3/31/08)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	March 31, 2008	December 31, 2007
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$43,538	$47,135
Interest-bearing deposits with other banks	480	502
Federal funds sold	41,300	11,748
Investment securities held-to-maturity (fair value $31,190 and $1,933 at March 31, 2008 and December 31, 2007, respectively)	31,105	1,862
Investment securities available-for-sale	440,857	421,586
Loans and leases	1,357,887	1,355,442
Less: Reserve for loan and lease losses	(12,997)	(13,086)
Net loans and leases	1,344,890	1,342,356
Premises and equipment, net	30,290	27,977
Goodwill, net of accumulated amortization of $2,942 at March 31, 2008 and December 31, 2007	44,589	44,438
Other intangibles, net of accumulated amortization of $6,073 and $5,855 at March 31, 2008 and December 31, 2007, respectively	2,442	2,643
Cash surrender value of insurance policies	47,114	46,689
Accrued interest and other assets	32,967	25,569
Total assets	$2,059,572	$1,972,505

LIABILITIES
Demand deposits, noninterest-bearing	$230,531	$226,513
Demand deposits, interest-bearing	665,382	582,528
Savings deposits	260,231	233,766
Time deposits	460,699	489,796
Total deposits	1,616,843	1,532,603
Securities sold under agreements to repurchase	78,107	94,276
Accrued expenses and other liabilities	37,393	32,447
Long-term debt	95,472	85,584
Subordinated notes	7,875	8,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619
Total liabilities	1,856,309	1,773,779
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at March 31, 2008 and December 31, 2007; 14,873,904 shares issued at March 31, 2008 and December 31, 2007; 12,843,507 and 12,830,609 shares outstanding at March 31, 2008 and December 31, 2007, respectively	74,370	74,370
Additional paid-in capital	22,644	22,591
Retained earnings	145,678	143,066
Accumulated other comprehensive loss, net of tax benefit	(42)	(1,768)
Unearned compensation—Restricted Stock Awards	(499)	(380)
Treasury stock, at cost; 2,030,397 and 2,043,295 shares at March 31, 2008 and December 31, 2007, respectively	(38,888)	(39,153)
Total shareholders’ equity	203,263	198,726
Total liabilities and shareholders’ equity	$2,059,572	$1,972,505

Note: The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$21,366	$22,585
Exempt from federal income taxes	933	1,019
Total interest and fees on loans and leases	22,299	23,604
Interest and dividends on investment securities:
Taxable	4,474	3,684
Exempt from federal income taxes	1,058	948
Other interest income	262	64
Total interest income	28,093	28,300
Interest expense
Interest on deposits	10,307	10,395
Interest on long-term borrowings	1,499	1,466
Interest on short-term debt	356	994
Total interest expense	12,162	12,855
Net interest income	15,931	15,445
Provision for loan and lease losses	999	624
Net interest income after provision for loan and lease losses	14,932	14,821
Noninterest income
Trust fee income	1,627	1,487
Service charges on deposit accounts	1,658	1,650
Investment advisory commission and fee income	615	679
Insurance commission and fee income	2,058	1,875
Life insurance income	791	322
Other service fee income	758	866
Net gain (loss) on sales of securities	56	─
Other	94	37
Total noninterest income	7,657	6,916
Noninterest expense
Salaries and benefits	8,168	7,794
Net occupancy	1,291	1,251
Equipment	766	775
Marketing and advertising	189	165
Other	3,194	3,177
Total noninterest expense	13,608	13,162
Income before income taxes	8,981	8,575
Applicable income taxes	2,260	2,328
Net income	$6,721	$6,247
Net income per share:
Basic	$0.52	$0.48
Diluted	0.52	0.48
Dividends declared	0.20	0.20

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$6,721	$6,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	999	624
Depreciation of premises and equipment	500	513
Realized gains on investment securities	(56)	─
Increase in cash surrender value of insurance policies	(302)	(322)
Other adjustments to reconcile net income to cash provided by operating activities	(248)	(59)
(Increase) decrease in interest receivable and other assets	(8,091)	1,257
Increase in accrued expenses and other liabilities	3,291	5,441
Net cash provided by operating activities	2,814	13,701
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(151)	(198)
Net capital expenditures	(2,814)	(467)
Proceeds from maturing securities held-to-maturity	132	226
Proceeds from maturing securities available-for-sale	67,958	16,267
Proceeds from sales and calls of securities available-for-sale	42,407	8,380
Purchases of investment securities held-to-maturity	(29,375)	─
Purchases of investment securities available-for-sale	(126,897)	(21,115)
Proceeds from sales of loans and leases	1,615	246
Purchases of lease financings	(6,975)	(6,478)
Net decrease (increase) in loans and leases	1,867	(13,034)
Net decrease in interest-bearing deposits	22	104
Net (increase) decrease in federal funds sold	(29,552)	7,397
Net cash used in investing activities	(81,763)	(8,672)
Cash flows from financing activities:
Net increase in deposits	84,246	32,741
Net decrease in short-term borrowings	(16,169)	(33,835)
Issuance of long-term debt	10,000	─
Repayment of long-term debt	─	(1,000)
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(435)	(1,273)
Proceeds from sales of treasury stock	121	─
Stock issued under dividend reinvestment and employee stock purchase plans	513	492
Proceeds from exercise of stock options, including tax benefits	10	151
Cash dividends paid	(2,559)	(2,595)
Net cash provided by (used in) financing activities	75,352	(5,694)
Net decrease in cash and due from banks	(3,597)	(665)
Cash and due from banks at beginning of year	47,135	46,956
Cash and due from banks at end of period	$43,538	$46,291

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$14,691	$13,623
Income taxes, net of refunds received	2,265	(2)

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the SEC on March 6, 2008.

Note 2. Loans

The following is a summary of the major loan and lease categories:

($ in thousands)	At March 31, 2008	At December 31, 2007
Commercial, financial and agricultural	$389,232	$381,826
Real estate-commercial	388,213	393,686
Real estate-construction	138,187	134,448
Real estate-residential	304,788	310,571
Loans to individuals	66,475	72,476
Lease financings	77,573	68,100
Total gross loans and leases	1,364,468	1,361,107
Less: Unearned income	(6,581)	(5,665)
Total loans and leases	$1,357,887	$1,355,442

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

($ in thousands)	Three Months Ended March 31,
	2008	2007
Reserve for loan and lease losses at beginning of period	$13,086	$13,283
Provision for loan and lease losses	999	624
Recoveries	109	159
Loans charged off	(1,197)	(652)
Reserve for loan and lease losses at period end	$12,997	$13,414

Information with respect to loans and leases that are considered to be impaired under SFAS 114 at March 31, 2008 and December 31, 2007 is as follows:

	At March 31, 2008		At December 31, 2007
($ in thousands)	Balance	Specific Reserve	Balance	Specific Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$4,210	$1,718	$4,120	$1,755
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	1,955		2,758
Recorded investment in impaired loans and leases at period-end	$6,165		$6,878
Recorded investment in nonaccrual and restructured loans and leases	$6,165		$6,878

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended
($ in thousands)	March 31,
	2008	2007
Nonaccrual and restructured loans and leases at period end	$6,165	$7,752
Average recorded investment in impaired loans and leases	6,564	8,186
Interest income that would have been recognized under original terms	142	198

No interest income was recognized on these loans and leases for the three-month periods ended March 31, 2008 and 2007.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$6,721	$6,247
Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	12,839	13,004
Effect of dilutive securities:
Employee stock options	15	49
Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	12,854	13,053
Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.52	$0.48

Note 5. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months
	Ended March 31,
($ in thousands)	2008	2007
Net Income	$6,721	$6,247
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized gains arising during the period	1,681	509
Less: reclassification adjustment for gains realized in net income	36	—
Defined benefit pension plans:
Unrealized gains (losses) arising during the period	4	(61)
Less: amortization of net gain included in net periodic pension costs	(59)	(47)
Prior service costs rising during the period	28	9
Less: accretion of prior service cost included in net periodic pension costs	10	15
Total comprehensive income	$8,447	$6,736

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended March 31,
	2008	2007	2008	2007
	Retirement Plans		Other Postretirement
Service cost	$330	$362	$17	$16
Interest cost	462	419	21	19
Expected return on plan assets	(458)	(415)	─	─
Amortization of net loss	90	70	1	3
Amortization of prior service cost	(10)	(18)	(5)	(5)
Net periodic benefit cost	$414	$418	$34	$33

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make payments of $2.1 million for its qualified and non-qualified retirement plans and $97 thousand for its other postretirement benefit plans in 2008. As of March 31, 2008, $464 thousand and $22 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the three months ended March 31, 2008, the Corporation contributed $173 thousand and $22 thousand to its non-qualified retirement plans and other postretirement plans, respectively.

On January 1, 2008, the Corporation adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4.”) Under EITF 06-4, if an agreement is to provide an employee with a death benefit in a postretirement/ termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation chose option (a) as its method of adoption for EITF 06-4.

The following table shows the incremental effect of applying EITF 06-4 on individual line items in the Consolidated Balance Sheet at January 1, 2008:

($ in thousands)	Before Application of EITF 06-4	Adjustments	After Application of EITF 06-4
Cash surrender value of insurance policies	$46,689	$123	$46,812
Total assets	1,972,505	123	1,972,628
Accrued split-dollar life insurance payable	─	1,673	1,673
Total liabilities	1,773,779	1,673	1,775,452
Retained earnings	143,066	(1,550)	141,516
Total shareholders’ equity	198,726	(1,550)	197,176
Total liabilities and shareholders’ equity	1,972,505	123	1,972,628

Note 7. Income Taxes

As of January 1, 2008 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. Tax Years 2004 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

Note 8. Fair Value Disclosures

As of January 1, 2008 and effective for the reporting period ended March 31, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157.”) SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets, derivative contracts or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of SFAS 157.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

▪
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity and most U.S. Government securities.

▪
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (“MBS”), corporate debt securities, corporate and municipal bonds, asset-backed securities (“ABS”), residential mortgage loans held for sale and mortgage servicing rights.

▪
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”), MBS and ABS securities; and not readily marketable equity investments.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, U.S. Government sponsored enterprises, and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain MBS, CMOs, ABS and municipal bonds. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain equity securities that do not have readily available market prices, certain municipal bonds, certain ABS and other less liquid investment securities.

Loans Held for Sale

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Company’s loans held for sale are primarily residential mortgage loan and are generally classified in Level 2 due to the observable pricing data.

Mortgage Servicing Rights

The Corporation estimates the fair value of Mortgage Servicing Rights (“MRS”) using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSRs are classified within level 2 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

Assets and liabilities measured at fair value on a recurring basis, all of which were measured at fair value prior to the adoption of SFAS 157, are summarized below:

($ in thousands)	At March 31, 2008
	Level 1		Level 2		Level 3		Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities		$3,153		$427,145		$10,559		$440,857
Mortgage servicing rights		─		438		─		438
Total assets		$3,153		$427,583		$10,559		$441,295

Liabilities:
Total liabilities	$	─	$	─	$	─	$	─

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

($ in thousands)	At March 31, 2008
	Balance at December 31, 2007	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)		Purchases (Sales or Paydowns)	Balance at March 31, 2008
Available-for-sale securities:
Asset-backed securities	$1,995	$20	$	─	$(66)	$1,949
Commercial mortgage obligations	7,644	(363)		─	(252)	7,029
Not readily marketable equity securities	1,581	─		─	─	1,581
Total Level 3 assets	$11,220	$(343)	$	─	$(318)	$10,559

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no gains or losses recognized on Level 3 assets during the three-month period ended March 31, 2008.

Note 9. Related-Party Transactions

During the first quarter of 2008, Univest purchased $29.4 million in tax-free municipal bonds issued on behalf of Grand View Hospital. William S. Aichele, Chairman, President and CEO of the Corporation, and P. Gregory Shelly, Director of the Corporation, are members of the Board of Trustees for Grand View Hospital.

Note 10. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances disclosures about fair value of derivative instruments and their gains or losses and the company’s objectives and strategies for using derivative instruments and whether or not they are designated as hedging instruments. SFAS 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Corporation does not anticipate the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

Note 11. Subsequent Event

On April 7, 2008 a retired key employee passed away. The Corporation held several BOLI policies on this individual for which the death benefit exceeded the cash surrender value. In the Second Quarter of 2008, the Corporation expects to record this excess into income which is approximated to be $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “─“ equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Univest Capital, Inc., a wholly owned subsidiary of the Bank, provides lease financing. Delview, Inc., a wholly owned subsidiary of the Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc.

Executive Overview

The Corporation recorded net income for the three months ended March 31, 2008 of $6.7 million, a 7.6% increase over the March 31, 2007 period. Basic and diluted net income per share increased 8.3%.

Average earning assets increased $93.0 million and average interest-bearing liabilities increased $92.9 million when comparing the three-month periods ended March 31, 2008 and 2007. Increased volume on other securities, federal funds sold and lease financings along with decreased rates on money market savings were partially offset by decreased rates on commercial business loans and commercial and construction real estate loans; this contributed to a $486 thousand increase in net interest income. The tax-equivalent net interest margin declined to 3.66% for the three-month period ended March 31, 2008 compared to 3.81% for the same period in 2007.

Non-interest income grew 10.7%, when comparing the three-month periods ended March 31, 2008 to 2007, primarily due to increases in trust fee income, insurance commissions and fee income and life insurance income. Non-interest expense grew 3.4% primarily due to increases in salary and employee benefits, net occupancy expenses and marketing and advertising expense. These increases were offset by a slight decrease in equipment expense.

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

Results of Operations – Three Months Ended March 31, 2008 Versus 2007

The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2008 and 2007 were as follows:

($ in thousands, except per share data)	Three Months Ended March 31,		Change
	2008	2007	Amount	Percent
Net income	$6,721	$6,247	$474	7.6%
Net income per share:
Basic	$0.52	$0.48	$0.04	8.3%
Diluted	0.52	0.48	0.04	8.3

Return on average shareholders' equity was 13.41% and return on average assets was 1.34% for the three months ended March 31, 2008 compared to 13.33% and 1.31%, respectively, for the same period in 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. Table 1 presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2008 and 2007. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and stable net interest margin for the Corporation.

Net interest income increased $486 thousand for the three months ended March 31, 2008 compared to 2007 primarily due to increased volume on lease financings, increased volume on federal funds sold and increased volume on other securities; partially offset by decreased volume and rates on commercial loans, increased volume and rates on regular savings deposits as well as decreased volume on certificates of deposit. The decrease in rates is attributable to the 200 basis point reduction in the prime interest rate that occurred during the first quarter of 2008. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.66% and 3.81% for the three-month periods ended March 31, 2008 and 2007, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.19% for the three months ended March 31, 2008 compared to 3.24% for the same period in 2007. The effect of net interest free funding sources decreased to 0.47% for the three months ended March 31, 2008 compared to 0.57% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2008			2007
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$700	$5	2.87%	$594	$7	4.78%
U.S. Government obligations	102,777	1,242	4.86	123,249	1,351	4.45
Obligations of states and political subdivisions	93,113	1,551	6.70	82,983	1,458	7.13
Other debt and equity securities	252,251	3,207	5.11	175,961	2,308	5.32
Federal Reserve Bank stock	1,687	25	5.96	1,687	25	6.01
Federal funds sold	33,339	257	3.10	5,197	57	4.45
Total interest-earning deposits, investments and federal funds sold	483,867	6,287	5.23	389,671	5,206	5.42
Commercial, financial and agricultural loans	357,138	6,211	6.99	407,934	7,967	7.92
Real estate—commercial and construction loans	475,094	8,340	7.06	432,734	8,334	7.81
Real estate—residential loans	307,157	4,130	5.41	305,199	4,112	5.46
Loans to individuals	69,332	1,223	7.09	85,702	1,485	7.03
Municipal loans and leases	81,490	1,259	6.21	92,839	1,469	6.42
Lease financings	64,373	1,462	9.13	31,386	687	8.88
Gross loans and leases	1,354,584	22,625	6.72	1,355,794	24,054	7.20
Total interest-earning assets	1,838,451	28,912	6.33	1,745,465	29,260	6.80
Cash and due from banks	35,621			39,075
Reserve for loan and lease losses	(12,946)			(13,315)
Premises and equipment, net	29,215			21,888
Other assets	115,341			108,845
Total assets	$2,005,682			$1,901,958
Liabilities:
Interest-bearing checking deposits	$139,567	125	0.36	$136,634	$91	0.27%
Money market savings	487,601	3,648	3.01	365,947	3,685	4.08
Regular savings	247,266	1,088	1.77	198,145	717	1.47
Certificates of deposit	467,036	5,385	4.64	515,957	5,705	4.48
Other time deposits	7,428	61	3.30	17,164	197	4.65
Total time and interest-bearing deposits	1,348,898	10,307	3.07	1,233,847	10,395	3.42
Federal funds purchased	3,795	32	3.39	16,297	218	5.42
Securities sold under agreements to repurchase	81,257	293	1.45	91,450	537	2.38
Other short-term borrowings	3,991	31	3.12	17,794	239	5.45
Long-term debt	92,675	1,011	4.39	76,883	884	4.66
Subordinated notes and capital securities	28,535	488	6.88	29,998	582	7.87
Total borrowings	210,253	1,855	3.55	232,422	2,460	4.29
Total interest-bearing liabilities	1,559,151	12,162	3.14	1,466,269	12,855	3.56
Demand deposits, non-interest bearing	216,795			218,933
Accrued expenses and other liabilities	29,297			29,306
Total liabilities	1,805,243			1,714,508
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,627			22,485
Retained earnings and other equity	103,442			90,595
Total shareholders’ equity	200,439			187,450
Total liabilities and shareholders’ equity	$2,005,682			$1,901,958

Net interest income		$16,750			$16,405
Net interest spread			3.19			3.24
Effect of net interest-free funding sources			0.47			0.57
Net interest margin			3.66%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.91%			119.04%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
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

	The Three Months Ended March 31, 2008 Versus 2007
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1	$(3)	$(2)
U.S. Government obligations	(235)	126	(109)
Obligations of states and political subdivisions	182	(89)	93
Other debt and equity securities	991	(92)	899
Federal Reserve Bank stock	—	—	—
Federal funds sold	217	(17)	200
Interest on deposits, investments and federal funds sold	1,156	(75)	1,081
Commercial, financial and agricultural loans and leases	(810)	(946)	(1,756)
Real estate—commercial and construction loans	815	(809)	6
Real estate—residential loans	56	(38)	18
Loans to individuals	(275)	13	(262)
Municipal loans and leases	(161)	(49)	(210)
Lease financings	755	20	775
Interest and fees on loans and leases	380	(1,809)	(1,429)
Total interest income	1,536	(1,884)	(348)
Interest expense:
Interest checking deposits	3	31	34
Money market savings	939	(976)	(37)
Regular savings	223	148	371
Certificates of deposit	(526)	206	(320)
Other time deposits	(78)	(58)	(136)
Interest on deposits	561	(649)	(88)
Federal funds purchased	(104)	(82)	(186)
Securities sold under agreement to repurchase	(32)	(212)	(244)
Other short-term borrowings	(105)	(103)	(208)
Long-term debt	179	(52)	127
Subordinated notes and capital securities	(20)	(74)	(94)
Interest on borrowings	(82)	(523)	(605)
Total interest expense	479	(1,172)	(693)
Net interest income	$1,057	$(712)	$345

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and leases and unearned discounts have been included in the average loan and lease balances.

Interest Income

Interest income on U. S. Government obligations decreased due to a decline in average volume that was offset by an increase in average rates. Interest income on obligations of states and political subdivisions increased due to average volume increases that were offset by a decline in average rates. Interest income on other securities increased primarily due to average volume increases on mortgage-backed securities. Interest income increased on federal funds sold was due primarily to increases in average volume.

The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans, real estate - commercial and construction, and municipal loans and leases. The rate decreases are attributable to the 200 basis point decline in prime rate which occurred during the first quarter of 2008. The average interest yield on the commercial loan portfolio decreased 93 basis points; which, along with average volume decline of $50.8 million, contributed to a $1.8 million decrease in interest income. The average volume decline on loans to individuals of $16.4 million, contributed to a $262 thousand decrease in interest income. The average interest yield decreased on municipal loans and leases of 21 basis points, combined with the average volume decline of $11.3 million, contributed to a $210 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $33.0 million; this contributed to a $775 thousand increase in interest income.

Interest Expense

The Corporation’s average rate on deposits decreased 35 basis points for the three months ended March 31, 2008 compared to the same period in 2007. The average rate decrease is attributable to the 200 basis point decline in prime rate which occurred during the first quarter of 2008. The average rate paid on money market savings decreased 107 basis points while the average volume increased $121.7 million; the net effect contributed to a $37 thousand decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer. Interest on regular savings increased $371 thousand due to an average rate increase of 30 basis points and an average volume increase of $49.1 million. Interest on certificates of deposit decreased $320 thousand, due to a $48.9 million average decrease in volume that was offset by a 16 basis-point increase in average rate. Interest on other time deposit accounts decreased $136 thousand due to average rate decrease of 135 basis points and an average balance decrease of $9.7 million. Average rate decreases along with the average volume growth of $115.1 million, contributed to an $88 thousand decrease in interest expense on deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings decreased $638 thousand in the aggregate during the three months ended March 31, 2008 compared to 2007 primarily due to average volume decreases of $37.5 million and a 27 basis-point decline in rates.

Interest expense on long-term debt increased $127 thousand primarily due to a volume increase of $15.8 million partially offset by a 27 basis-point decrease in the rate paid on FHLB long term borrowings.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans' an leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2008 and 2007 was $999 thousand and $624 thousand, respectively.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income increased during the three months ended March 31, 2008 compared to 2007 primarily due to a death benefit claim resulting in additional income of $489.0 thousand, increases in trust fee income and higher insurance commission and fee income. These increases were offset by declines in investment advisory commission and fee income and other service fee income.

	For the Three Months Ended March 31,		Change
	2008	2007	Amount	Percent
Trust fee income	$1,627	$1,487	$140	9.4%
Service charges on deposit accounts	1,658	1,650	8	0.5
Investment advisory commission and fee income	615	679	(64)	(9.4)
Insurance commission and fee income	2,058	1,875	183	9.8
Life insurance income	791	322	469	145.7
Other service fee income	758	866	(108)	(12.5)
Net gain on sales of securities	56	—	56	N/M
Other	94	37	57	154.1
Total non-interest income	$7,657	$6,916	$741	10.7

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the first quarter of 2008 to the same period in 2007.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased in 2008 over 2007 primarily due to an increase in contingent commissions received from insurance carriers. This was partially offset by decreased fees and commission due to market conditions.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. The increase recognized in the first quarter of 2008 over 2007 was primarily due to additional income resulting from a death benefit claim of $489.0 thousand.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the first quarter of 2008 over 2007 primarily due to decreases in the fair market value of mortgage servicing rights and official check fees. These decreases were offset slightly by an increase in Mastermoney fees.

Other non-interest income includes losses on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased over prior year primarily due to a $66 thousand increase in the sale of loans and leases as detailed below.

Gains on Sale of Assets

Sales of $1.6 million in loans and leases during the three months ended March 31, 2008 resulted in gains of $81 thousand compared to sales of $244 thousand for gains of $5 thousand for the three months ended March 31, 2007.

During the three months ended March 31, 2008, approximately $5.4 million of securities were sold recognizing gains of $56 thousand. During the three months ended March 31, 2007, the Corporation sold $4.2 million in securities that resulted in no material gains or losses.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2008	2007	Amount	Percent
Salaries and benefits	$8,168	$7,794	$374	4.8%
Net occupancy	1,291	1,251	40	3.2
Equipment	766	775	(9)	(1.2)
Marketing and advertising	189	165	24	14.5
Other	3,194	3,177	17	0.5
Total non-interest expense	$13,608	$13,162	$446	3.4

Salaries and benefits increased due to increases in special effort awards and stock-based compensation expense. Net occupancy costs increased due to increases in rental expense on leased properties. This increase was offset slightly by an increase in rental income on leased office space.

Equipment expense decreased slightly due to the reduction of furniture and equipment rental costs and depreciation expense of capitalized furniture and equipment. These decreases were offset by increases in computer software licenses and maintenance. Marketing and advertising expenses increased primarily due to increases in all other marketing expenses and magazine and billboard advertising, partially offset by decreases in newspaper advertising and agency retainer fees. Other expenses increased slightly primarily due to consultant fees. This increase was offset by decreases in all other insurance costs; pension and deferred salary savings plan administration fees and director’s fees.

Tax Provision

The provision for income taxes was $2.3 million for the three months ended March 31, 2008 and March 31, 2007, at the effective rates of 25.2% and 27.1%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to increases in the cash surrender value and income from death benefit claims on bank-owned life insurance which was partially offset by income growth.

Financial Condition

Assets

Total assets increased $87.1 million since December 31, 2007. The increase was primarily due to net growth in cash, deposits and federal funds sold and investment securities. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2008	2007	Amount	Percent
Cash, deposits and federal funds sold	$85,318	$59,385	$25,933	43.7%
Investment securities	471,962	423,448	48,514	11.5
Total loans and leases	1,357,887	1,355,442	2,445	0.2
Reserve for loan and lease losses	(12,997)	(13,086)	89	0.7
Premises and equipment, net	30,290	27,977	2,313	8.3
Goodwill and other intangibles, net	47,031	47,081	(50)	(0.1)
Cash surrender value of insurance policies	47,114	46,689	425	0.9
Accrued interest and other assets	32,967	25,569	7,398	28.9
Total assets	$2,059,572	$1,972,505	$87,067	4.4

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

Total cash, deposits and federal funds sold increased primarily due to an increase of $30.0 million in securities purchased under agreement to resell for pledging purposes. Total investments increased primarily due to security purchases of $156.3 million that were partially offset by maturities of $68.1 million and sales and calls of $42.4 million.

Loans and Leases

Total loans and leases increased in the three months ended March 31, 2008 due to increases in commercial, financial, agricultural loans of $7.4 million, real estate construction loans of $3.7 million and lease financings of $8.6 million. These increases were partially offset by decreases in real estate commercial loans of $5.5 million, real estate residential loans of $5.8 million and loans to individuals of $6.0 million.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values, and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

When a loan or lease, including a loan or lease impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.

Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Cash basis, restructured and nonaccrual loans and leases totaled $6.2 million at March 31, 2008, $6.9 million at December 31, 2007 and $7.8 million at March 31, 2007 and consist mainly of commercial loans and real estate related commercial loans. For the three months ended March 31, 2008 and 2007, nonaccrual loans and leases resulted in lost interest income of $142 thousand and $198 thousand, respectively. Loans and leases 90 days or more past due totaled $3.5 million at March 31, 2008, $1.9 million at December 31, 2007 and $1.2 million at March 31, 2007. There was no other real estate owned at March 31, 2008, December 31, 2007 or at March 31, 2007. The Corporation's ratio of nonperforming assets to total loans and leases and other real estate owned was 0.71% at March 31, 2008, 0.65% at December 31, 2007 and .67% at March 31, 2007.

At March 31, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.2 million, all of which were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $1.7 million. At December 31, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.9 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.8 million. At March 31, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $7.8 million and the related reserve for loan and lease losses for those credits was $1.5 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

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

Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital, Inc. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts.

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

The reserve for loan and lease losses decreased $89 thousand from December 31, 2007 to March 31, 2008 primarily due to a large commercial loan charge off of $500 thousand that occurred as a result of the deterioration of the underlying collateral of the loan. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 0.96% at March 31, 2008 and 0.97% at December 31, 2007.

Goodwill and Other Intangible Assets

The corporation has goodwill of $44.6 million, which is deemed to be an indefinite intangible asset and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), is no longer amortized. The Corporation also has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life.

In accordance with SFAS 142, the Corporation conducts an annual impairment analysis on all intangible assets during the fourth quarter to determine if impairment of the asset exists. Additionally, throughout the year, the Corporation reviews its intangible assets for indicators of impairment in accordance with SFAS 142. At March 31, 2008, there was no impairment indicated.

Liabilities

Total liabilities increased since December 31, 2007 primarily due to an increase in deposits, partially offset by a decrease in borrowings. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
	2008	2007	Amount	Percent
Deposits	$1,616,843	$1,532,603	$84,240	5.5%
Borrowings	202,073	208,729	(6,656)	(3.2)
Accrued expenses and other liabilities	37,393	32,447	4,946	15.2
Total liabilities	$1,856,309	$1,773,779	$82,530	4.7

Deposits

Total deposits grew at the Bank primarily due to increases in money market savings accounts of $92.0 million, primarily due to a $92.6 million short-term deposit received from one customer that is expected to leave the Bank in the second quarter of 2008, and increases in regular savings of $25.9 million. These increases were partially offset by decreases in Pennsylvania Local Government Investment Trust (“PLGIT”) certificates of deposits of $30.0 million and interest-bearing checking accounts of $9.1 million; a portion of these decreases was due to movement into higher-yielding money market products.

Borrowings

Long-term borrowings at March 31, 2008, included $7.9 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $94.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $972 thousand fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. Long-term borrowings increased due to the issuance of an additional $10.0 million in FHLB borrowings. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Short-term borrowings decreased due to a decline in the sweep accounts of $16.2 million.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2007 primarily due to current earnings and a reduction in accumulated other comprehensive loss; these increases were partially offset by cash dividends paid. The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2008	2007	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,644	22,591	53	0.2
Retained earnings	145,678	143,066	2,612	1.8
Accumulated other comprehensive loss	(42)	(1,768)	1,726	97.6
Unearned Compensation - restricted stock awards	(499)	(380)	(119)	(31.3)
Treasury stock	(38,888)	(39,153)	265	0.7
Total shareholders’ equity	$203,263	$198,726	$4,537	2.3

Retained earnings were favorably impacted by three months of net income of $6.7 million partially offset by cash dividends of $2.6 million declared during the first three months of 2008. Treasury stock decreased primarily due to sales for the employee stock purchase plan and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to securities of $3.5 million, net of taxes, is included in shareholders' equity as of March 31, 2008. Accumulated other comprehensive income related to securities of $1.9 million, net of taxes, has been included in shareholders' equity as of December 31, 2007. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the market values of non-mortgage-backed government agency debt securities, mortgage-backed government agency debt securities and other mortgage-backed securities.

Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $3.6 million as of March 31, 2008. Accumulated other comprehensive loss related to pension and other post-retirement benefits amount to $3.7 million at December 31, 2007. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.0%. The Corporation and the Bank continue to be in the "well-capitalized" category under regulatory standards.

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

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

The Corporation uses both interest-sensitivity gap analysis and simulation techniques to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and repricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.

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

The Bank purchases Certificates from PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At March 31, 2008, the Bank had $20.0 million in PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $341.5 million. At March 31, 2008, outstanding long-term borrowings with FHLB totaled $94.5 million and there was an outstanding irrevocable standby letter of credit of $29.0 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At March 31, 2008, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2008, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table presents, as of March 31, 2008, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances disclosures about fair value of derivative instruments and their gains or losses and the company’s objectives and strategies for using derivative instruments and whether or not they are designated as hedging instruments. SFAS 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Corporation does not anticipate the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

As of March 31, 2008 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2007.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 6, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 – 31, 2008	20,995	$20.76	20,995	643,782
February 1 – 29, 2008	—	—	—	643,782
March 1 – 31, 2008	—	—	—	643,782
Total	20,995		20,995

1.	Transactions are reported as of settlement dates.
2.
The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782.
4.	The Corporation’s current stock repurchase program does not have an expiration date.
5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
6.
The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 8, 2008, the Corporation’s shareholders approved the following matters:
		For	No	Abstain
1.	ELECTION OF THREE CLASS III DIRECTORS TO SERVE FOR A THREE-YEAR TERM EXPIRING IN 2011:
	Marvin A. Anders	8,972,593.53		575,755.39
	R. Lee Delp	8,994,966.23		553,382.69
	H. Ray Mininger	9,444,152.42		104,196.50
	P. Gregory Shelly	9,454,384.21		93,964.71
2.	ELECTION OF THREE ALTERNATE DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 2009:
	Wallace H. Bieler	8,973,822.36		574,526.56
	Mark A. Schlosser	9,025,665.29		522,683.63
	Margaret K. Zook	9,015,911.16		532,437.77

3.	APPROVAL OF AMENDED AND RESTATED UNIVEST 2003 LONG-TERM INCENTIVE PLAN	7,156,652.35	927,895.99	185,529.58

The other directors of the Corporation whose terms in office continued after the 2008 Annual Meeting of Shareholders are as follows: terms expiring at the 2009 Annual Meeting are William S. Aichele, Norman L. Keller, Thomas K. Leidy and Merrill S. Moyer; and terms expiring at the 2010 Annual Meeting are Charles H. Hoeflich, William G. Morral, CPA, and John U. Young.

Item 5. Other Information

None.

Item 6.	Exhibits

	a.	Exhibits

Exhibit 31.1
Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Jeffrey M. Schweitzer Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: May 9, 2008	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: May 9, 2008	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President,
and Chief Financial Officer