Form 10-Q
period 2008-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2008-08-07
CIK 102212

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,858,376
(Title of Class)	(Number of shares outstanding at 6/30/08)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	June 30, 2008	December 31, 2007
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$41,183	$47,135
Interest-bearing deposits with other banks	545	502
Federal funds sold	3,288	11,748
Investment securities held-to-maturity (fair value $1,703 and $1,933 at June 30, 2008 and December 31, 2007, respectively)	1,632	1,862
Investment securities available-for-sale	428,212	421,586
Loans and leases	1,398,269	1,355,442
Less: Reserve for loan and lease losses	(13,713)	(13,086)
Net loans and leases	1,384,556	1,342,356
Premises and equipment, net	32,280	27,977
Goodwill, net of accumulated amortization of $2,942 at June 30, 2008 and December 31, 2007	44,589	44,438
Other intangibles, net of accumulated amortization of $4,905 and $4,596 at June 30, 2008 and December 31, 2007, respectively	2,361	2,643
Cash surrender value of insurance policies	46,573	46,689
Accrued interest and other assets	27,440	25,569
Total assets	$2,012,659	$1,972,505

LIABILITIES
Demand deposits, noninterest-bearing	$233,436	$226,513
Demand deposits, interest-bearing	506,324	582,528
Savings deposits	281,853	233,766
Time deposits	482,394	489,796
Total deposits	1,504,007	1,532,603
Securities sold under agreements to repurchase	89,065	94,276
Other short term debt	62,799	—
Accrued expenses and other liabilities	30,171	32,447
Long-term debt	95,360	85,584
Subordinated notes	7,500	8,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest ("Trust Preferred Securities")	20,619	20,619
Total liabilities	1,809,521	1,773,779
SHAREHOLDERS' EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at June 30, 2008 and December 31, 2007; 14,873,904 shares issued at June 30, 2008 and December 31, 2007; 12,858,376 and 12,830,609 shares outstanding at June 30, 2008 and December 31, 2007, respectively	74,370	74,370
Additional paid-in capital	22,625	22,591
Retained earnings	149,043	143,066
Accumulated other comprehensive loss, net of tax benefit	(3,869)	(1,768)
Unearned compensation—Restricted Stock Awards	(447)	(380)
Treasury stock, at cost; 2,015,528 and 2,043,295 shares at June 30, 2008 and December 31, 2007, respectively	(38,584)	(39,153)
Total shareholders’ equity	203,138	198,726
Total liabilities and shareholders’ equity	$2,012,659	$1,972,505

Note: The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$20,418	$23,400	$41,784	$45,985
Exempt from federal income taxes	920	1,033	1,853	2,052
Total interest and fees on loans and leases	21,338	24,433	43,637	48,037
Interest and dividends on investment securities:
Taxable	4,340	3,715	8,814	7,399
Exempt from federal income taxes	1,208	970	2,266	1,918
Other interest income	124	88	386	152
Total interest income	27,010	29,206	55,103	57,506
Interest expense
Interest on deposits	8,513	11,279	18,820	21,674
Interest on long-term borrowings	1,402	1,561	2,901	3,027
Interest on short-term borrowings	455	728	811	1,722
Total interest expense	10,370	13,568	22,532	26,423
Net interest income	16,640	15,638	32,571	31,083
Provision for loan and lease losses	2,297	653	3,296	1,277
Net interest income after provision for loan and lease losses	14,343	14,985	29,275	29,806
Noninterest income
Trust fee income	1,628	1,481	3,255	2,968
Service charges on deposit accounts	1,708	1,702	3,366	3,352
Investment advisory commission and fee income	642	686	1,257	1,365
Insurance commission and fee income	1,271	1,316	3,329	3,191
Life insurance income	1,734	412	2,525	734
Other service fee income	1,091	930	1,849	1,796
Net (loss) gain on sales of and impairments on securities	(213)	51	(157)	51
Net loss on disposition of fixed assets	(4)	(64)	(5)	(64)
Other	47	50	142	87
Total noninterest income	7,904	6,564	15,561	13,480
Noninterest expense
Salaries and benefits	8,019	7,840	16,187	15,634
Net occupancy	1,286	1,186	2,577	2,437
Equipment	799	828	1,565	1,603
Marketing and Advertising	532	243	721	408
Other	4,449	3,234	7,643	6,411
Total noninterest expense	15,085	13,331	28,693	26,493
Income before income taxes	7,162	8,218	16,143	16,793
Applicable income taxes	1,288	2,143	3,548	4,471
Net income	$5,874	$6,075	$12,595	$12,322
Net income per share:
Basic	$0.46	$0.47	$0.98	$0.95
Diluted	0.46	0.47	0.98	0.95
Dividends declared	0.20	0.20	0.40	0.40

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$12,595	$12,322
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,296	1,277
Depreciation of premises and equipment	1,053	1,014
Realized losses (gains) on investment securities	157	(51)
Realized losses on dispositions of fixed assets	5	64
Increase in life insurance income	(2,525)	(734)
Other adjustments to reconcile net income to cash provided by operating activities	(880)	412
Decrease in interest receivable and other assets	2,866	1,640
(Decrease) increase in accrued expenses and other liabilities	(3,856)	440
Net cash provided by operating activities	12,711	16,384
Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(151)	(198)
Net capital expenditures	(5,361)	(1,017)
Proceeds from maturities of securities held-to-maturity	5,207	452
Proceeds from maturities of securities available-for-sale	145,833	26,248
Proceeds from calls of securities held-to-maturity	28,750	─
Proceeds from sales and calls of securities available-for-sale	83,341	21,858
Purchases of investment securities held-to-maturity	(33,725)	─
Purchases of investment securities available-for-sale	(239,200)	(66,221)
Proceeds from sales of loans and leases	3,863	1,617
Purchases of lease financings	(20,900)	(20,488)
Net increase in loans and leases	(28,417)	(8,736)
Net (decrease) increase in interest-bearing deposits	(43)	109
Net decrease (increase) in federal funds sold	8,460	(4,634)
Net cash used in investing activities	(52,343)	(51,010)
Cash flows from financing activities:
Net (decrease) increase in deposits	(28,590)	68,247
Net increase (decrease) in short-term borrowings	57,588	(30,301)
Issuance of long-term debt	10,000	10,000
Repayment of long-term debt	─	(1,000)
Repayment of subordinated debt	(750)	(750)
Purchases of treasury stock	(848)	(4,478)
Proceeds from sales of treasury stock	122	─
Stock issued under dividend reinvestment and employee stock purchase plans	1,227	1,002
Proceeds from exercise of stock options, including tax benefits	55	384
Cash dividends paid	(5,124)	(5,197)
Net cash provided by (used in) financing activities	33,680	37,907
Net (decrease) increase in cash and due from banks	(5,952)	3,281
Cash and due from banks at beginning of year	47,135	46,956
Cash and due from banks at end of period	$41,183	$50,237

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$24,827	$26,501
Income taxes, net of refunds received	4,531	5,319

Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the SEC on March 6, 2008.

Note 2. Loans and Leases

The following is a summary of the major loan and lease categories:

($ in thousands)	At June 30, 2008	At December 31, 2007
Commercial, financial and agricultural	$420,792	$381,826
Real estate-commercial	387,465	393,686
Real estate-construction	139,452	134,448
Real estate-residential	304,262	310,571
Loans to individuals	62,567	72,476
Lease financings	90,751	68,100
Total gross loans and leases	1,405,289	1,361,107
Less: Unearned income	(7,020)	(5,665)
Total loans and leases	$1,398,269	$1,355,442

Note 3. Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reserve for loan and lease losses at beginning of period	$12,997	$13,414	$13,086	$13,283
Provision for loan and lease losses	2,297	653	3,296	1,277
Recoveries	108	197	217	356
Loans charged off	(1,689)	(471)	(2,886)	(1,123)
Reserve for loan and lease losses at period end	$13,713	$13,793	$13,713	$13,793

Information with respect to loans and leases that are considered to be impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) at June 30, 2008 and December 31, 2007 is as follows:

	At June 30, 2008		At December 31, 2007
		Specific		Specific
($ in thousands)	Balance	Reserve	Balance	Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$4,221	$2,041	$4,120	$1,755
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	2,771		2,758
Recorded investment in impaired loans and leases at period-end	$6,992		$6,878
Recorded investment in nonaccrual and restructured loans and leases	$7,415		$6,878

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Nonaccrual and restructured loans and leases at period end	$7,415	$7,878	$7,415	$7,878
Average recorded investment in impaired loans and leases	6,243	7,868	6,458	7,756
Interest income that would have been recognized under original terms	155	198	297	396

No interest income was recognized on these loans for the three- and six-month periods ended June 30, 2008 and 2007.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share – Income available to common shareholders	$5,874	$6,075	$12,595	$12,322
Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	12,855	12,936	12,847	12,970
Effect of dilutive securities:
Employee stock options	29	22	13	33
Denominator for diluted earnings per share - adjusted weighted-average shares outstanding	12,884	12,958	12,860	13,003
Basic earnings per share	$0.46	$0.47	$0.98	$0.95
Diluted earnings per share	0.46	0.47	0.98	0.95

Note 5. Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2008	2007	2008	2007
Net Income	$5,874	$6,075	$12,595	$12,322
Unrealized gain (loss) on available-for-sale investment securities:
Unrealized losses arising during the period	(4,047)	(2,298)	(2,367)	(1,789)
Less: reclassification adjustment for (losses) and gains realized in net income	(138)	33	(102)	33
Defined benefit pension plans:
Unrealized gains (losses) arising during the period	4	(54)	9	(115)
Less: amortization of net gain included in net periodic pension costs	(59)	(65)	(118)	(112)
Prior service costs rising during the period	28	67	57	76
Less: accretion of prior service cost included in net periodic pension costs	10	9	20	24
Total comprehensive income	$2,046	$3,813	$10,494	$10,549

Note 6. Pensions and Other Postretirement Benefits

Components of net periodic benefit cost:

($ in thousands)	Three Months Ended June 30,
	2008	2007	2008	2007
	Retirement Plans		Other Postretirement
Service cost	$295	$324	$17	$16
Interest cost	495	429	21	20
Expected return on plan assets	(471)	(470)	─	─
Amortization of net loss	89	98	1	2
Amortization of prior service cost	(11)	(9)	(5)	(5)
Net periodic cost	$397	$372	$34	$33

($ in thousands)	Six Months Ended June 30,
	2008	2007	2008	2007
	Retirement Plans		Other Postretirement
Service cost	$625	$686	$34	$32
Interest cost	957	848	42	39
Expected return on plan assets	(929)	(885)	─	─
Amortization of net loss	179	168	2	5
Amortization of prior service cost	(21)	(27)	(10)	(10)
Net periodic cost	$811	$790	$68	$66

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make payments of $2.1 million for its qualified and non-qualified retirement plans and $97 thousand for its other postretirement benefit plans in 2008. As of June 30, 2008, $971 thousand and $45 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the six months ended June 30, 2008, the Corporation contributed $274 thousand and $45 thousand to its non-qualified retirement plans and other postretirement plans, respectively.

On January 1, 2008, the Corporation adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, if an agreement is to provide an employee with a death benefit in a postretirement/ termination period, the employer should recognize a liability for the future death benefit in accordance with either Statement of Financial Accounting Standard (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” or Accounting Principles Board Opinion No. 12. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation chose option (a) as its method of adoption for EITF 06-4.

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

Note 8. Fair Value Disclosures

As of January 1, 2008 and effective for the reporting period ended June 30, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets, derivative contracts or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of SFAS 157.

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

Mortgage Servicing Rights

The Corporation estimates the fair value of Mortgage Servicing Rights (“MSRs”) using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSRs are classified within level 2 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

Assets and liabilities measured at fair value on a recurring basis, all of which were measured at fair value prior to the adoption of SFAS 157, are summarized below:

($ in thousands)	At June 30, 2008
	Level 1		Level 2		Level 3		Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities		$2,696		$414,930		$10,586		$428,212
Mortgage servicing rights		─		485		─		485
Total assets		$2,696		$415,415		$10,586		$428,697

Liabilities:
Total liabilities	$	─	$	─	$	─	$	─

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

	For the Three Months Ended June 30, 2008
($ in thousands)	Balance at March 31, 2008	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)		Purchases (Sales or Paydowns)	Balance at June 30, 2008
Available-for-sale securities:
Asset-backed securities	$1,949	$(2)	$	─	$(263)	$1,684
Commercial mortgage obligations	7,029	400		─	(108)	7,321
Not readily marketable equity securities	1,581	─		─	─	1,581
Total Level 3 assets	$10,559	$398	$	─	$(371)	$10,586

	For the Six Months Ended June 30, 2008
($ in thousands)	Balance at December 31, 2007	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)		Purchases (Sales or Paydowns)	Balance at June 30, 2008
Available-for-sale securities:
Asset-backed securities	$1,995	$18	$	─	$(329)	$1,684
Commercial mortgage obligations	7,644	37		─	(360)	7,321
Not readily marketable equity securities	1,581	─		─	─	1,581
Total Level 3 assets	$11,220	$55	$	─	$(689)	$10,586

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no gains or losses recognized on Level 3 assets during the six-month period ended June 30, 2008.

Note 9. Related-Party Transactions

During the first quarter of 2008, Univest purchased $29.4 million in tax-free municipal bonds issued on behalf of Grand View Hospital. These bonds were called during the second quarter of 2008. William S. Aichele, Chairman, President and CEO of the Corporation, and P. Gregory Shelly, Director of the Corporation, are members of the Board of Trustees for Grand View Hospital.

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

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles"  (“SFAS 162”).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy).  The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements.

Note 11. Other Information

On April 7, 2008 a retired key employee passed away. The Corporation held several BOLI policies on this individual for which the death benefit exceeded the cash surrender value. In the second quarter of 2008, the Corporation recorded an additional $1.4 million of income related to these policies.

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

Executive Overview

The Corporation recorded net income for the six months ended June 30, 2008 of $12.6 million, a 2.2% increase over the June 30, 2007 period. Basic and diluted net income per share increased 3.2%.

Average earning assets increased $97.4 million and average interest-bearing liabilities increased $91.0 million when comparing the six-month periods ended June 30, 2008 and 2007. Increased volume on other securities, obligations of state and political subdivision securities, federal funds sold and lease financings along with decreased rates on money market savings were partially offset by decreased rates on commercial business loans and commercial and construction real estate loans; this contributed to a $1.6 million increase in tax-equivalent net interest income. The tax-equivalent net interest margin declined to 3.71% for the six-month period ended June 30, 2008 compared to 3.74% for the same period in 2007.

Non-interest income grew 15.4%, when comparing the six-month periods ended June 30, 2008 to 2007, primarily due to increases in trust fee income, insurance commissions and fee income and life insurance income, which increased by $1.8 million due to additional income resulting from death benefit claims.

Non-interest expense grew 8.3% primarily due to increases in salary and employee benefits, marketing and advertising expense, and other expense, which includes expense associated with a claim under a rent-a-captive arrangement and fee expense associated with student loans.

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

Results of Operations – Three Months Ended June 30, 2008 Versus 2007

The Corporation’s consolidated net income and earnings per share for the three months ended June 30, 2008 and 2007 were as follows:
($ in thousands, except per share data)	Three Months Ended June 30,		Change
	2008	2007	Amount	Percent
Net income	$5,874	$6,075	$(201)	(3.3)%
Net income per share:
Basic	$0.46	$0.47	$(0.01)	(2.1)%
Diluted	0.46	0.47	(0.01)	(2.1)%

Return on average shareholders' equity was 11.50% and return on average assets was 1.16% for the three months ended June 30, 2008 compared to 12.86% and 1.26%, respectively, for the same period in 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. Table 1 presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended June 30, 2008 and 2007. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and stable net interest margin for the Corporation.

Tax-equivalent net interest income increased $1.1 million for the three months ended June 30, 2008 compared to 2007 primarily due to increased volume on lease financings, increased volume on obligations on state and political subdivision securities, increased volume on other securities, decreased rates on money market savings deposits and decreases in both rate and volume of certificates of deposit; partially offset by decreased volume and rates on commercial loans and decreased rates on real estate—commercial and construction loans. The decrease in rates is attributable to the 200 basis point reduction in the prime interest rate that occurred during the first quarter of 2008. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.75% and 3.71% for the three-month periods ended June 30, 2008 and 2007, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.34% for the three-months ended June 30, 2008 compared to 3.13% for the same period in 2007. The effect of net interest free funding sources decreased to 0.41% for the three months ended June 30, 2008 compared to 0.58% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended June 30,
	2008			2007
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$758	$3	1.59	$612	$8	5.24%
U.S. Government obligations	100,530	1,148	4.59	121,336	1,366	4.52
Obligations of state and political subdivisions	109,035	1,679	6.19	84,560	1,493	7.08
Other debt and equity securities	248,217	3,166	5.13	175,495	2,323	5.31
Federal Reserve Bank stock	1,687	26	6.20	1,687	26	6.18
Federal funds sold and securities purchased under agreement to resell	21,431	121	2.27	5,717	80	5.61
Total interest-earning deposits, investments and federal funds sold	481,658	6,143	5.13	389,407	5,296	5.46
Commercial, financial and agricultural loans	390,353	5,952	6.13	417,787	8,269	7.94
Real estate─commercial and construction loans	477,482	7,780	6.55	436,640	8,561	7.86
Real estate─residential loans	304,901	3,971	5.24	307,886	4,155	5.41
Loans to individuals	64,642	1,121	6.97	83,577	1,447	6.94
Municipal loans and leases	81,879	1,277	6.27	93,205	1,260	5.42
Lease financings	72,920	1,594	8.79	43,303	964	8.93
Gross loans and leases	1,392,177	21,695	6.27	1,382,398	24,656	7.15
Total interest-earning assets	1,873,835	27,838	5.98	1,771,805	29,952	6.78
Cash and due from banks	35,263			40,467
Reserve for loan and lease losses	(13,173)			(13,554)
Premises and equipment, net	31,463			21,842
Other assets	117,599			109,717
Total assets	$2,044,987			$1,930,277
Liabilities:
Interest-bearing checking deposits	$147,206	111	0.30	$140,731	$110	0.31%
Money market savings	442,553	2,223	2.02	370,713	3,826	4.14
Regular savings	268,757	981	1.47	206,698	846	1.64
Certificates of deposit	465,789	5,163	4.46	529,630	6,136	4.65
Other time deposits	5,739	35	2.45	29,113	361	4.97
Total time and interest-bearing deposits	1,330,044	8,513	2.57	1,276,885	11,279	3.54
Federal funds purchased	14,563	84	2.32	12,445	168	5.41
Securities sold under agreements to repurchase	88,108	238	1.09	84,815	513	2.43
Other short-term debt	23,254	133	2.30	3,446	47	5.47
Long-term debt	95,419	1,017	4.29	83,010	980	4.74
Subordinated notes and capital securities	28,119	385	5.51	29,623	581	7.87
Total borrowings	249,463	1,857	2.99	213,339	2,289	4.30
Total interest-bearing liabilities	1,579,507	10,370	2.64	1,490,224	13,568	3.65
Demand deposits, non-interest bearing	229,971			221,200
Accrued expenses and other liabilities	30,045			29,436
Total liabilities	1,839,523			1,740,860
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,633			22,501
Retained earnings and other equity	108,461			92,546
Total shareholders’ equity	205,464			189,417
Total liabilities and shareholders’ equity	$2,044,987			$1,930,277

Net interest income		$17,468			$16,384
Net interest spread			3.34			3.13
Effect of net interest-free funding sources			0.41			0.58
Net interest margin			3.75%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.63%			118.90%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
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

	The Three Months Ended June 30, 2008 Versus 2007
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1	$(6)	$(5)
U.S. Government obligations	(239)	21	(218)
Obligations of state and political subdivisions	374	(188)	186
Other debt and equity securities	922	(79)	843
Federal Reserve Bank stock	—	—	—
Federal funds sold and securities purchased under agreement to resell	89	(48)	41
Interest on deposits, investments and federal funds sold	1,147	(300)	847
Commercial, financial and agricultural loans and leases	(432)	(1,885)	(2,317)
Real estate─commercial and construction loans	645	(1,426)	(781)
Real estate─residential loans	(54)	(130)	(184)
Loans to individuals	(332)	6	(326)
Municipal loans and leases	(181)	198	17
Lease financings	645	(15)	630
Interest and fees on loans and leases	291	(3,252)	(2,961)
Total interest income	1,438	(3,552)	(2,114)
Interest expense:
Interest checking deposits	5	(4)	1
Money market savings	356	(1,959)	(1,603)
Regular savings	223	(88)	135
Certificates of deposit	(722)	(251)	(973)
Other time deposits	(143)	(183)	(326)
Interest on deposits	(281)	(2,485)	(2,766)

Federal funds purchased	12	(96)	(84)
Securities sold under agreement to repurchase	8	(283)	(275)
Other short-term debt	113	(27)	86
Long-term debt	130	(93)	37
Subordinated notes and capital securities	(22)	(174)	(196)
Interest on borrowings	241	(673)	(432)
Total interest expense	(40)	(3,158)	(3,198)
Net interest income	$1,478	$(394)	$1,084

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loans and leases and unearned discounts have been included in the average loan and lease balances.

Interest Income

Interest income on U. S. Government obligations decreased due to a decline in average volume that was partially offset by an increase in average rates. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other securities increased primarily due to average volume increases on mortgage-backed securities. Interest income increased on federal funds sold was due primarily to increases in average volume.

The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and real estate – commercial and construction loans. The rate decreases are attributable to the 200 basis point decline in prime rate which occurred during the first quarter of 2008. The average interest yield on the commercial loan portfolio decreased 181 basis points; which, along with average volume decline of $27.4 million, contributed to a $2.3 million decrease in interest income. The average yield on real estate—commercial and construction loans decreased 131 basis points which contributed to a $781 thousand decline in interest income. The average volume decline on loans to individuals of $18.9 million, contributed to a $326 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $29.6 million; this contributed to a $630 thousand increase in interest income.

Interest Expense

The Corporation’s average rate on deposits decreased 97 basis points for the three months ended June 30, 2008 compared to the same period in 2007. The average rate decrease is attributable to the 200 basis point decline in prime rate which occurred during the first quarter of 2008. The average rate paid on money market savings decreased 212 basis points while the average volume increased $71.8 million; the net effect contributed to a $1.6 million decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer. Interest on regular savings increased $135 thousand due to an average volume increase of $62.1 million that was offset by a 17 basis-point decrease in average rate. Interest on certificates of deposit decreased $974 thousand, due to a $63.8 million average decrease in volume and a 19 basis-point decrease in average rate. Interest on other time deposit accounts decreased $326 thousand due to average rate decrease of 252 basis points and an average balance decrease of $23.4 million. Average rate decreases along with the average volume growth of $53.2 million, contributed to a $2.8 million decrease in interest expense on deposits.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings decreased $272 thousand in the aggregate during the three months ended June 30, 2008 compared to 2007 primarily due to average volume increases of $25.2 million and a 145 basis-point decline in rates.

Interest expense on long-term debt decreased $159 thousand primarily due to rate decreases.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans' an leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2008 and 2007 was $2.3 million and $653 thousand, respectively. This increase was primarily due to an increase in net charge-offs of $1.3 million for the three months ended June 30, 2008 compared to the same period in 2007, loan growth, the deterioration of underlying collateral and economic factors.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income increased during the three months ended June 30, 2008 compared to 2007 primarily due to death benefit claims on bank-owned life insurance resulting in additional income of $1.4 million, increases in trust fee income and other service fee income resulting from renegotiated contracts. These increases were offset by declines in investment advisory commission and fee income, insurance commission and fee income and other-than-temporary impairment losses on available-for-sale securities.

	For the Three Months Ended June 30,		Change
	2008	2007	Amount	Percent
Trust fee income	$1,628	$1,481	$147	9.9%
Service charges on deposit accounts	1,708	1,702	6	0.4
Investment advisory commission and fee income	642	686	(44)	(6.4)
Insurance commission and fee income	1,271	1,316	(45)	(3.4)
Life insurance income	1,734	412	1,322	320.9
Other service fee income	1,091	930	161	17.3
Net (loss) gain on sales of and impairments on securities	(213)	51	(264)	(517.6)
Net loss on dispositions of fixed assets	(4)	(64)	60	(93.8)
Other	47	50	(3)	(6.0)
Total non-interest income	$7,904	$6,564	$1,340	20.4

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the second quarter of 2008 to the same period in 2007.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. decreased in 2008 over 2007 primarily due to market conditions.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. The increase recognized in the second quarter of 2008 over 2007 was primarily due to additional income resulting from a death benefit claim of $1.4 million.

Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2008 over 2007 primarily due to renegotiated contacts with service providers.

Gains on Sale of Assets

Sales of $1.2 million in loans and leases during the three months ended June 30, 2008 resulted in gains of $29 thousand compared to sales of $1.3 million for gains of $37 thousand for the three months ended June 30, 2007.

During the three months ended June 30, 2008, approximately $7.0 million of securities were sold recognizing gains of $22 thousand. Additionally, the Corporation realized an impairment charge of $235 thousand on its equity portfolio during the second quarter of 2008. The Corporation determined that it was more likely than not that the equity securities would not regain market value due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is more likely than not that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the three months ended June 30, 2007, the Corporation sold $3.6 million in securities that resulted in a gain of $51 thousand.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2008	2007	Amount	Percent
Salaries and benefits	$8,019	$7,840	$179	2.3%
Net occupancy	1,286	1,186	100	8.4
Equipment	799	828	(29)	(3.5)
Marketing and advertising	532	243	289	118.9
Other	4,449	3,234	1,215	37.6
Total non-interest expense	$15,085	$13,331	$1,754	13.2

Salaries and benefits increased due to normal base pay increases and stock-based compensation expense. Net occupancy costs increased due to increases in rental expense on leased properties. This increase was offset slightly by an increase in rental income on leased office space.

Equipment expense decreased slightly due to the reduction of furniture and equipment rental costs and depreciation expense of capitalized furniture and equipment. These decreases were offset by increases in computer software licenses and maintenance. Marketing and advertising expenses increased primarily due to the Corporation’s UnivestOne campaign which was launched in the second quarter of 2008 to increase awareness of its on-line banking website. Other expenses increased primarily due to expense associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans; both charges are not recurring in nature. Increases in consulting fees also contributed to the increase in other expenses.

Tax Provision

The provision for income taxes was $1.3 million for the three months ended June 30, 2008 compared to $2.1 million in 2007, at effective rates of 17.98% and 26.08%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to death benefit claims on bank-owned life insurance, as well as a decline in pre-tax income.

Results of Operations – Six Months Ended June 30, 2008 Versus 2007

The Corporation’s consolidated net income and earnings per share for the six months ended June 30, 2008 and 2007 were as follows:

($ in thousands, except per share data)	For the Six Months Ended June 30,		Change
	2008	2007	Amount	Percent
Net income	$12,595	$12,322	$273	2.2%
Net income per share:
Basic	$0.98	$0.95	0.03	3.2
Diluted	0.98	0.95	0.03	3.2

Return on average shareholders' equity was 12.48% and return on average assets was 1.25% for the six months ended June 30, 2008 compared to 13.19% and 1.30%, respectively, for the same period in 2007.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. The following table presents a summary of the Corporation's average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the six months ended June 30, 2008 and 2007. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment committees work to maintain an adequate and reliable net interest margin for the Corporation.

Tax-equivalent net interest income increased $1.6 million for the six months ended June 30, 2008 compared to 2007 primarily due to increased volume on other securities, obligations of state and political subdivision securities, federal funds sold and lease financings along with decreased rates on money market savings; these increases were partially offset by decreased rates on commercial business loans and real estate--commercial and construction loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.71% for the six-month period ended June 30, 2008 and 3.74% for the same period in 2007. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.26% for the six months ended June 30, 2008 compared to 3.17% for the same period in 2007. The effect of net interest free funding sources increased to 0.45% for the six months ended June 30, 2008 compared to 0.57% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
($ in thousands)

	For the Six Months Ended June 30,
	2008			2007
	Average	Income/	Avg.	Average	Income/	Avg.
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$729	$8	2.21%	$603	$15	5.02%
U.S. Government obligations	101,653	2,390	4.73	122,287	2,717	4.48
Obligations of state & political subdivisions	101,074	3,230	6.43	83,776	2,951	7.10
Other securities	250,235	6,373	5.12	175,726	4,631	5.31
Federal Reserve bank stock	1,687	51	6.08	1,687	51	6.10
Federal funds sold and securities purchased under agreement to resell	27,385	378	2.78	5,458	137	5.06
Total interest-earning deposits, investments and federal funds sold	482,763	12,430	5.18	389,537	10,502	5.44
Commercial, financial and agricultural loans	373,747	12,187	6.56	412,864	16,234	7.93
Real estate─commercial and construction loans	476,287	16,120	6.81	434,697	16,895	7.84
Real estate─residential loans	306,030	8,101	5.32	306,026	8,267	5.45
Loans to individuals	66,986	2,344	7.04	85,159	2,932	6.94
Municipal loans and leases	81,684	2,548	6.27	93,023	2,545	5.52
Lease financings	68,646	3,032	8.88	37,401	1,657	8.93
Gross loans and leases	1,373,380	44,332	6.49	1,369,170	48,530	7.15
Total interest-earning assets	1,856,143	56,762	6.15	1,758,707	59,032	6.77
Cash and due from banks	35,442			39,775
Reserve for loan losses	(13,064)			(13,435)
Premises and equipment, net	30,339			21,865
Other assets	116,477			109,283
Total assets	$2,025,337			$1,916,195
Liabilities:
Interest-bearing checking deposits	$143,386	236	0.33	$138,694	201	0.29
Money market savings	465,077	5,870	2.54	368,343	7,511	4.11
Regular savings	257,964	2,069	1.61	202,445	1,563	1.56
Certificates of deposit	466,412	10,548	4.55	522,831	11,841	4.57
Time open & club accounts	6,584	96	2.93	23,172	558	4.86
Total time and interest-bearing deposits	1,339,423	18,819	2.83	1,255,485	21,674	3.48
Federal funds purchased	9,179	115	2.52	14,360	386	5.42
Securities sold under agreements to repurchase	84,682	533	1.27	88,114	1,050	2.40
Other short-term debt	13,623	164	2.42	10,581	286	5.45
Long-term debt	94,047	2,028	4.34	79,963	1,863	4.70
Subordinated notes and capital securities	28,327	873	6.20	29,810	1,164	7.87
Total borrowings	229,858	3,713	3.25	222,828	4,749	4.30
Total interest-bearing liabilities	1,569,281	22,532	2.89	1,478,313	26,423	3.60
Demand deposits, non-interest bearing	223,430			220,072
Accrued expenses & other liabilities	29,672			29,371
Total liabilities	1,822,383			1,727,756
Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,630			22,493
Retained earnings and other equity	105,954			91,576
Total shareholders’ equity	202,954			188,439
Total liabilities and shareholders’ equity	$2,025,337			$1,916,195

Net interest income		$34,230			$32,609

Net interest spread			3.26			3.17
Effect of net interest-free funding sources			0.45			0.57
Net interest margin			3.71%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.28%			118.97%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
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

($ in thousands)	The Six Months Ended June 30, 2008 Versus 2007
	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$1	$(8)	$(7)
U.S. Government obligations	(479)	152	(327)
Obligations of state & political subdivisions	557	(278)	279
Other securities	1,908	(166)	1,742
Federal Reserve bank stock	—	—	—
Federal funds sold and securities purchased under agreement to resell	303	(62)	241
Interest on deposits, investments and federal funds sold	2,290	(362)	1,928
Commercial, financial and agricultural loans	(1,248)	(2,805)	(4,053)
Real estate─commercial and construction loans	1,445	(2,220)	(775)
Real estate─residential loans	31	(197)	(166)
Loans to individuals	(630)	42	(588)
Municipal loans and leases	(343)	346	3
Lease financings	1,385	(4)	1,381
Interest and fees on loans and leases	640	(4,838)	(4,198)
Total interest income	2,930	(5,200)	(2,270)
Interest expense:
Interest checking deposits	7	28	35
Money market savings	1,227	(2,868)	(1,641)
Regular savings	456	50	506
Certificates of deposit	(1,241)	(52)	(1,293)
Time open & club accounts	(240)	(222)	(462)
Interest on deposits	209	(3,064)	(2,855)
Federal funds purchased	(64)	(207)	(271)
Securities sold under agreement to repurchase	(23)	(494)	(517)
Other short-term debt	37	(159)	(122)
Long-term debt	308	(143)	165
Subordinated notes and capital securities	(44)	(247)	(291)
Interest on borrowings	214	(1,250)	(1,036)
Total interest expense	423	(4,314)	(3,891)
Net interest income	$2,507	$(886)	$1,621

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.
Nonaccrual loan and lease unearned discounts have been included in the average loan and lease balances.

Interest Income

Interest income on U. S. Government obligations decreased due to a decline in average volume that was partially offset by an increase in average rates. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other securities increased primarily due to average volume increases on mortgage-backed securities. Interest income increased on federal funds sold was due primarily to increases in average volume.

The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and real estate--commercial and construction loans. The rate decreases are attributable to the 200 basis point decline in prime rate which occurred during the first quarter of 2008. The average interest yield on the commercial loan portfolio decreased 137 basis points for the six months ended June 30, 2008 compared to the same period in 2007; which, along with average volume decline of $39.1 million, contributed to a $4.1 million decrease in interest income. The average volume decline on loans to individuals of $18.2 million, contributed to a $588 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $31.2 million; this contributed to a $1.4 million increase in interest income. The average interest yield increased on municipal loans and leases of 75 basis points, combined with the average volume decline of $11.3 million, contributed to a $3 thousand increase in interest income.

Interest Expense

The Corporation’s average rate on deposits decreased 65 basis points for the six months ended June 30, 2008 compared to the same period in 2007. The average rate paid on money market savings decreased 157 basis points while the average volume increased $96.7 million; the net effect contributed to a $1.6 million decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer. Interest on certificates of deposit decreased $1.3 million, primarily due to a decrease in volume of $56.4 million.

Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers a sweep account. Interest expense on short-term borrowings decreased $910 thousand in the aggregate during the six months ended June 30, 2008 compared to 2007 primarily due to a 155 basis-point decline in short-rates.

Interest expense on long-term debt increased $165 thousand primarily due to a volume increase of $14.1 million partially offset by a 36 basis-point decrease in the rate paid on FHLB long term borrowings. Interest expense on subordinated notes and capital securities decreased primarily due to a 167 basis-point decline in rate.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activities, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. The provision for the six months ended June 30, 2008 and 2007 was $3.3 million and $1.3 million, respectively. This increase was primarily due to an increase in net charge-offs of $1.9 million for the six months ended June 30, 2008 compared to the same period in 2007, loan growth, the deterioration of underlying collateral and economic factors.

Non-interest Income

Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during the six months ended June 30, 2008 compared to 2007 primarily due to death benefit claims on bank-owned life insurance policies, higher trust fees, and higher insurance commissions and fees

($ in thousands)	For the Six Months Ended June 30,		Change
	2008	2007	Amount	Percent
Trust fee income	$3,255	$2,968	$287	9.7%
Service charges on deposit accounts	3,366	3,352	14	0.4
Investment advisory commission and fee income	1,257	1,365	(108)	(7.9)
Insurance commission and fee income	3,329	3,191	138	4.3
Life insurance income	2,525	734	1,791	244.0
Other service fee income	1,849	1,796	53	3.0
Net (loss) gain on sales of and impairments on securities	(157)	51	(208)	(407.8)
Net loss on dispositions of fixed assets	(5)	(64)	59	(92.2)
Other	142	87	55	63.2
Total noninterest income	$15,561	$13,480	$2,081	15.4

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the six months ended June 30, 2008 to the same period in 2007.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., increased in 2008 over 2007 primarily due to an increase in contingent commissions received from insurance carriers. This was partially offset by decreased fees and commission due to market conditions.

Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. The increase recognized in 2008 over 2007 was primarily due to additional income resulting from death benefit claims of $1.9 million.

Other service fee income primarily consists of Mastermoney fees, non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased for the second quarter of 2008 over 2007 primarily due to increases in Mastermoney fees, merchant fees and renegotiated contacts with service providers.

Other non-interest income includes losses on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased over the prior year primarily due to a $69 thousand increase in the sale of loans and leases as detailed below.

Gains on Sale of Assets

Sales of $3.9 million in loans and leases during the six months ended June 30, 2008 resulted in gains of $110 thousand compared to sales of $1.6 million for gains of $41 thousand for the six months ended June 30, 2007.

During the six months ended June 30, 2008, approximately $14.7 million of securities were sold recognizing gains of $78 thousand. Additionally, the Corporation realized an impairment charge of $235 thousand on its equity portfolio during the six-month ended June 30, 2008. The Corporation determined that it was more likely than not that the equity securities would not regain market value due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is more likely than not that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the six months ended June 30, 2007, the Corporation sold $21.8 million in securities that resulted in $51 thousand in net gains.

Non-interest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

($ in thousands)	For the Six Months Ended June 30,		Change
	2008	2007	Amount	Percent
Salaries and benefits	$16,187	$15,634	$553	3.5%
Net occupancy	2,577	2,437	140	5.7
Equipment	1,565	1,603	(38)	(2.4)
Marketing and advertising	721	408	313	76.7
Other	7,643	6,411	1,232	19.2
Total non-interest expense	$28,693	$26,493	$2,200	8.3

Salaries and benefits increased due to increases in special effort awards and stock-based compensation expense. Net occupancy costs increased due to increases in rental expense on leased properties. This increase was partially offset slightly by an increase in rental income on leased office space.

Equipment expense decreased slightly due to the reduction of furniture and equipment rental costs and depreciation expense of capitalized furniture and equipment. These decreases were offset by increases in computer software licenses and maintenance. Marketing and advertising expenses increased primarily due to the Corporation’s UnivestOne campaign which was launched in the second quarter of 2008 to increase awareness of its on-line banking website. Other expenses increased primarily due to expense associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans; both charges are not recurring in nature. Increases in consultant fees also contributed to the increase in other expenses.

Tax Provision

The provision for income taxes was $3.5 million for the first six months ended June 30, 2008 compared to $4.5 million in 2007, at effective rates of 21.98% and 26.62%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the six-month periods is primarily due to death benefit claims on bank-owned life insurance.

Financial Condition

Assets

Total assets increased $40.2 million since December 31, 2007. The increase was primarily due to net growth in total loans and leases, investment securities and net premises and equipment. The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
	2008	2007	Amount	Percent
Cash, deposits and federal funds sold	$45,016	$59,385	$(14,369)	(24.2)
Investment securities	429,844	423,448	6,396	1.5
Total loans and leases	1,398,269	1,355,442	42,827	3.2
Reserve for loan and lease losses	(13,713)	(13,086)	(627)	4.8
Premises and equipment, net	32,280	27,977	4,303	15.4
Goodwill and other intangibles, net	46,950	47,081	(131)	(0.3)
Cash surrender value of insurance policies	46,573	46,689	(116)	(0.2)
Accrued interest and other assets	27,440	25,569	1,871	7.3
Total assets	$2,012,659	$1,972,505	$40,154	2.0

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

Total cash, deposits and federal funds sold decreased primarily due to a decrease of $28.6 million in customer deposits. Total investments increased primarily due to security purchases of $272.9 million that were partially offset by maturities of $151.0 million and sales and calls of $112.2 million.

Loans and Leases

Total loans and leases increased in the six months ended June 30, 2008 due to increases in commercial, financial and agricultural loans of $39.0 million, real estate construction loans of $5.0 million and lease financings of $22.7 million. These increases were partially offset by decreases in real estate commercial loans of $6.2 million, real estate residential loans of $6.3 million and loans to individuals of $9.9 million.

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

Cash basis, restructured and nonaccrual loans and leases totaled $7.4 million at June 30, 2008, $6.9 million at December 31, 2007 and $7.9 million at June 30, 2007 and consist mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2008 and 2007, nonaccrual loans and leases resulted in lost interest income of $297 thousand and $396 thousand, respectively. Loans and leases 90 days or more past due totaled $3.0 million at June 30, 2008, $1.9 million at December 31, 2007 and $1.4 million at June 30, 2007. There was no other real estate owned at June 30, 2008 and December 31, 2007. However, at June 30, 2007, other real estate owned totaled $333 thousand. The Corporation's ratio of nonperforming assets to total loans and leases and other real estate owned was 0.75% at June 30, 2008, 0.65% at December 31, 2007 and 0.69% at June 30, 2007.

At June 30, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $7.0 million, all of which were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $2.0 million. At December 31, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.9 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.8 million. At June 30, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $7.9 million and the related reserve for loan and lease losses for those credits was $2.5 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

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

The reserve for loan and lease losses increased $627 thousand from December 31, 2007 to June 30, 2008 primarily due to loan growth, deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 0.98% at June 30, 2008 and 0.97% at December 31, 2007.

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

In accordance with SFAS 142, the Corporation conducts an annual impairment analysis on all intangible assets during the fourth quarter to determine if impairment of the asset exists. Additionally, throughout the year, the Corporation reviews its intangible assets for indicators of impairment in accordance with SFAS 142. At June 30, 2008, there was no impairment indicated.

Liabilities

Total liabilities increased since December 31, 2007 primarily due to an increase in borrowings, partially offset by a decrease in deposits. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
	2008	2007	Amount	Percent
Deposits	$1,504,007	$1,532,603	$(28,596)	(1.9)%
Borrowings	275,343	208,729	66,614	31.9
Accrued expenses and other liabilities	30,171	32,447	(2,276)	(7.0)
Total liabilities	$1,809,521	$1,773,779	$35,742	2.0

Deposits

Total deposits decreased at the Bank primarily due to decreases in money market savings accounts of $69.8 million, and a decrease in time deposits of $7.4 million. These decreases were partially offset by increases in regular savings of $48.1 million.

Borrowings

Long-term borrowings at June 30, 2008, included $7.5 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $94.5 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes an $860 thousand fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. Long-term borrowings increased due to the issuance of an additional $10.0 million in FHLB borrowings. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. Short-term borrowings increased due to advances in short-term FHLB borrowings of $36.1 million and advances in federal funds purchased of $26.7 million; these increases were partially offset by decreases due to a decline in the sweep accounts of $5.2 million.

Shareholders' Equity

Total shareholders’ equity increased since December 31, 2007 primarily due to current earnings; this increase was partially offset by cash dividends paid and an increase in accumulated other comprehensive loss.

The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
	2008	2007	Amount		Percent
Common stock	$74,370	$74,370	$	─	─ %
Additional paid-in capital	22,625	22,591		34	0.2
Retained earnings	149,043	143,066		5,977	4.2
Accumulated other comprehensive loss	(3,869)	(1,768)		(2,101)	118.8
Unearned Compensation – restricted stock awards	(447)	(380)		(67)	(17.6)
Treasury stock	(38,584)	(39,153)		569	(1.5)
Total shareholders’ equity	$203,138	$198,726		$4,412	2.2

Retained earnings were favorably impacted by six months of net income of $12.6 million partially offset by cash dividends of $5.1 million declared during the first six months of 2008. Treasury stock decreased primarily due to sales for the employee stock purchase plan and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive loss related to securities of $366 thousand, net of taxes, is included in shareholders' equity as of June 30, 2008. Accumulated other comprehensive income related to securities of $1.9 million, net of taxes, has been included in shareholders' equity as of December 31, 2007. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or the difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period reduction in accumulated other comprehensive income (loss) was primarily a result of decreases in the market values of mortgage-backed government agency debt securities, municipal bonds and equity securities.

Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $3.5 million as of June 30, 2008. Accumulated other comprehensive loss related to pension and other post-retirement benefits amount to $3.7 million at December 31, 2007. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

The Bank purchases Certificates from PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At June 30, 2008, the Bank had $40.0 million in PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $294.1 million. At June 30, 2008, outstanding long-term borrowings with FHLB totaled $94.5 million and there was an outstanding irrevocable standby letter of credit of $40.5 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At June 30, 2008, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2008, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table presents, as of June 30, 2008, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles"  (SFAS 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements.

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

As of June 30, 2008 an evaluation was performed under the supervision and with the participation of the Corporation's management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective and there have been no changes in the Corporation's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 ─ 30, 2008	20,995	$20.76	20,995	643,782
May 1 ─ 31, 2008	16,090	25.63	16,090	643,782
June 1 ─ 30, 2008	─	─	─	643,782
Total	37,085		37,085

1.	Transactions are reported as of settlement dates.
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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 7, 2008	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: August 7, 2008	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President,
and Chief Financial Officer