Form 10-Q
period 2008-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2008-11-06
CIK 102212

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617
UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)
14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (215) 721-2400
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,905,326

(Title of Class)	(Number of shares outstanding at 9/30/08)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	September 30, 2008	December 31, 2007
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$33,598	$47,135
Interest-bearing deposits with other banks	725	502
Federal funds sold	15,076	11,748
Investment securities held-to-maturity (fair value $2,705 and $1,933 at September 30, 2008 and December 31, 2007, respectively)	2,642	1,862
Investment securities available-for-sale	416,162	421,586
Loans and leases	1,441,899	1,355,442
Less: Reserve for loan and lease losses	(14,954)	(13,086)

Net loans and leases	1,426,945	1,342,356

Premises and equipment, net	32,791	27,977
Goodwill	44,589	44,438
Other intangibles, net of accumulated amortization of $5,049 and $4,596 at September 30, 2008 and December 31, 2007, respectively	2,229	2,643
Cash surrender value of insurance policies	45,395	46,689
Accrued interest and other assets	26,238	25,569

Total assets	$2,046,390	$1,972,505

LIABILITIES
Demand deposits, noninterest-bearing	$226,606	$226,513
Demand deposits, interest-bearing	493,497	582,528
Savings deposits	290,333	233,766
Time deposits	497,091	489,796

Total deposits	1,507,527	1,532,603

Securities sold under agreements to repurchase	77,475	94,276
Other short term debt	83,900	—
Accrued expenses and other liabilities	30,244	32,447
Long-term debt	115,249	85,584
Subordinated notes	7,125	8,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,842,139	1,773,779

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 24,000,000 shares authorized at September 30, 2008 and December 31, 2007; 14,873,904 shares issued at September 30, 2008 and December 31, 2007; 12,905,326 and 12,830,609 shares outstanding at September 30, 2008 and December 31, 2007, respectively	74,370	74,370
Additional paid-in capital	22,732	22,591
Retained earnings	150,767	143,066
Accumulated other comprehensive loss, net of tax benefit	(5,587)	(1,768)
Unearned compensation—Restricted Stock Awards	(447)	(380)
Treasury stock, at cost; 1,968,578 and 2,043,295 shares at September 30, 2008 and December 31, 2007, respectively	(37,584)	(39,153)

Total shareholders’ equity	204,251	198,726

Total liabilities and shareholders’ equity	$2,046,390	$1,972,505

Note: The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$20,621	$23,626	$62,405	$69,610
Exempt from federal income taxes	934	1,050	2,787	3,103

Total interest and fees on loans and leases	21,555	24,676	65,192	72,713

Interest and dividends on investment securities:
Taxable	4,197	3,932	13,011	11,331
Exempt from federal income taxes	970	981	3,236	2,899
Other interest income	17	193	403	345

Total interest income	26,739	29,782	81,842	87,288

Interest expense
Interest on deposits	8,080	11,804	26,900	33,478
Interest on long-term borrowings	1,432	1,613	4,333	4,640
Interest on short-term borrowings	636	572	1,447	2,294

Total interest expense	10,148	13,989	32,680	40,412

Net interest income	16,591	15,793	49,162	46,876
Provision for loan and lease losses	3,046	456	6,342	1,733

Net interest income after provision for loan and lease losses	13,545	15,337	42,820	45,143

Noninterest income
Trust fee income	1,578	1,525	4,833	4,493
Service charges on deposit accounts	1,719	1,706	5,085	5,058
Investment advisory commission and fee income	581	647	1,838	2,012
Insurance commission and fee income	1,266	1,385	4,595	4,576
Life insurance income	241	391	2,766	1,125
Other service fee income	732	913	2,581	2,709
Net (loss) gain on sales of and impairments on securities	(692)	259	(849)	310
Net loss on disposition of fixed assets	(28)	—	(33)	(64)
Other	89	86	231	173

Total noninterest income	5,486	6,912	21,047	20,392

Noninterest expense
Salaries and benefits	7,935	7,659	24,122	23,293
Net occupancy	1,318	1,188	3,895	3,625
Equipment	792	793	2,357	2,396
Marketing and advertising	268	255	989	663
Other	3,352	3,187	10,995	9,598

Total noninterest expense	13,665	13,082	42,358	39,575

Income before income taxes	5,366	9,167	21,509	25,960
Applicable income taxes	1,176	2,479	4,724	6,950

Net income	$4,190	$6,688	$16,785	$19,010

Net income per share:
Basic	$0.33	$0.52	$1.31	$1.47
Diluted	0.33	0.52	1.30	1.47
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$16,785	$19,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,342	1,733
Depreciation of premises and equipment	1,644	1,495
Realized losses (gains) on investment securities	849	(310)
Realized losses on dispositions of fixed assets	33	64
Life insurance income	(2,766)	(1,125)
Other adjustments to reconcile net income to cash provided by operating activities	(854)	(119)
Decrease in interest receivable and other assets	6,777	668
(Decrease) increase in accrued expenses and other liabilities	(3,756)	1,563

Net cash provided by operating activities	25,054	22,979

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(151)	(200)
Net capital expenditures	(6,491)	(2,428)
Proceeds from maturities of securities held-to-maturity	5,322	608
Proceeds from maturities of securities available-for-sale	161,582	57,999
Proceeds from calls of securities held-to-maturity	28,800	—
Proceeds from sales and calls of securities available-for-sale	95,993	28,703
Purchases of investment securities held-to-maturity	(34,900)	—
Purchases of investment securities available-for-sale	(258,966)	(98,781)
Proceeds from sales of loans and leases	5,284	2,734
Purchases of lease financings	(41,070)	(27,287)
Net (increase) decrease in loans and leases	(55,422)	6,163
Purchase of bank owned life insurance	—	(8,500)
Net increase in interest-bearing deposits	(223)	(31)
Net (increase) decrease in federal funds sold	(3,328)	9,557

Net cash used in investing activities	(103,570)	(31,463)

Cash flows from financing activities:
Net (decrease) increase in deposits	(25,070)	29,740
Net increase (decrease) in short-term borrowings	67,099	(22,680)
Issuance of long-term debt	30,000	10,000
Repayment of long-term debt	—	(1,000)
Repayment of subordinated debt	(1,125)	(1,125)
Purchases of treasury stock	(1,227)	(7,065)
Proceeds from sales of treasury stock	122	—
Stock issued under dividend reinvestment and employee stock purchase plans	1,441	1,494
Proceeds from exercise of stock options, including tax benefits	1,438	414
Cash dividends paid	(7,699)	(7,784)

Net cash provided by financing activities	64,979	1,994

Net decrease in cash and due from banks	(13,537)	(6,490)
Cash and due from banks at beginning of year	47,135	46,956

Cash and due from banks at end of period	$33,598	$40,466

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$34,457	$39,804
Income taxes, net of refunds received	5,893	7,568
Note: See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1. Financial Information
The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the SEC on March 6, 2008.
Note 2. Loans and Leases
The following is a summary of the major loan and lease categories:

	At September 30,	At December 31,
($ in thousands)	2008	2007
Commercial, financial and agricultural	$431,874	$381,826
Real estate-commercial	393,705	393,686
Real estate-construction	146,830	134,448
Real estate-residential	311,586	310,571
Loans to individuals	59,075	72,476
Lease financings	106,216	68,100

Total gross loans and leases	1,449,286	1,361,107
Less: Unearned income	(7,387)	(5,665)

Total loans and leases	$1,441,899	$1,355,442

Note 3. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Reserve for loan and lease losses at beginning of period	$13,713	$13,793	$13,086	$13,283
Provision for loan and lease losses	3,046	456	6,342	1,733
Recoveries	134	166	351	522
Loans charged off	(1,939)	(543)	(4,825)	(1,666)

Reserve for loan and lease losses at period end	$14,954	$13,872	$14,954	$13,872

Information with respect to loans and leases that are considered to be impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) at September 30, 2008 and December 31, 2007 is as follows:

	At September 30, 2008		At December 31, 2007
		Specific		Specific
($ in thousands)	Balance	Reserve	Balance	Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$5,220	$2,496	$4,120	$1,755
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	3,149		2,758

Recorded investment in impaired loans and leases at period-end	$8,369		$6,878

Recorded investment in nonaccrual and restructured loans and leases	$8,434		$6,878

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Nonaccrual and restructured loans and leases at period end	$8,434	$7,380	$8,434	$7,380
Average recorded investment in impaired loans and leases	7,730	7,266	7,011	7,554
Interest income that would have been recognized under original terms	266	146	564	542
Interest income of $5 thousand was recognized on these loans for both three- and nine-month periods ended September 30, 2008 and $0 thousand for the same periods in 2007.

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$4,190	$6,688	$16,785	$19,010

Denominator:
Denominator for basic earnings per share — weighted—average shares outstanding	12,875	12,811	12,856	12,917
Effect of dilutive securities:
Employee stock options	35	7	13	18

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	12,910	12,818	12,869	12,935

Basic earnings per share	$0.33	$0.52	$1.31	$1.47

Diluted earnings per share	0.33	0.52	1.30	1.47

Note 5. Accumulated Comprehensive Income
The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
($ in thousands)	2008	2007	2008	2007
Net Income	$4,190	$6,688	$16,785	$19,010
Unrealized (loss) gain on available-for-sale investment securities:
Unrealized (losses) and gains arising during the period	(2,250)	2,363	(4,617)	574
Less: reclassification adjustment for (losses) and gains realized in net income	(450)	169	(552)	202
Defined benefit pension plans:
Unrealized gains (losses) arising during the period	4	(19)	13	(135)
Less: amortization of net gain included in net periodic pension costs	(59)	(67)	(177)	(179)
Prior service costs arising during the period	29	(7)	87	70
Less: accretion of prior service cost included in net periodic pension costs	10	9	31	33

Total comprehensive income	$2,472	$8,914	$12,966	$19,463

Note 6. Pensions and Other Postretirement Benefits
Components of net periodic benefit cost:

	Three Months Ended September 30,
	2008	2007	2008	2007
($ in thousands)	Retirement Plans		Other Postretirement
Service cost	$308	$334	$17	$16
Interest cost	511	426	21	19
Expected return on plan assets	(471)	(456)	—	—
Amortization of net loss	90	100	1	3
Amortization of prior service cost	(11)	(8)	(5)	(5)

Net periodic cost	$427	$396	$34	$33

	Nine Months Ended September 30,
	2008	2007	2008	2007
($ in thousands)	Retirement Plans		Other Postretirement
Service cost	$933	$1,020	$51	$48
Interest cost	1,468	1,274	63	58
Expected return on plan assets	(1,400)	(1,341)	—	—
Amortization of net loss	269	268	3	8
Amortization of prior service cost	(32)	(35)	(15)	(15)

Net periodic cost	$1,238	$1,186	$102	$99

The Corporation previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make payments of $2.1 million for its qualified and non-qualified retirement plans and $97 thousand for its other postretirement benefit plans in 2008. As of September 30, 2008, $1.5 million and $67 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the nine months ended September 30, 2008, the Corporation contributed $443 thousand and $67 thousand to its non-qualified retirement plans and other postretirement plans, respectively.
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

The following table shows the incremental effect of applying EITF 06-4 on individual line items in the Consolidated Balance Sheet at January 1, 2008:

	Before		After
	Application of		Application of
($ in thousands)	EITF 06-4	Adjustments	EITF 06-4
Cash surrender value of insurance policies	$46,689	$123	$46,812
Total assets	1,972,505	123	1,972,628
Accrued split-dollar life insurance payable	—	1,673	1,673
Total liabilities	1,773,779	1,673	1,775,452
Retained earnings	143,066	(1,550)	141,516
Total shareholders’ equity	198,726	(1,550)	197,176
Total liabilities and shareholders’ equity	1,972,505	123	1,972,628
Note 7. Income Taxes
As of January 1, 2008 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. Tax Years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.
Note 8. Fair Value Disclosures
As of January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets, derivative contracts or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of SFAS 157.
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
•
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

•
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

•
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
Assets and liabilities measured at fair value on a recurring basis, all of which were measured at fair value prior to the adoption of SFAS 157, are summarized below:

	At September 30, 2008
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities	$3,546	$403,015	$9,601	$416,162
Mortgage servicing rights	—	476	—	476

Total assets	$3,546	$403,491	$9,601	$416,638

Liabilities:

Total liabilities	$—	$—	$—	$—

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

	For the Three Months Ended September 30, 2008
		Total	Total
		Unrealized	Realized	Purchases	Balance at
	Balance at	Gains or	Gains or	(Sales or	September 30,
($ in thousands)	June 30, 2008	(Losses)	(Losses)	Paydowns)	2008
Available-for-sale securities:
Asset-backed securities	$1,684	$(18)	$—	$(244)	$1,422
Commercial mortgage obligations	7,321	(576)	—	(147)	6,598
Not readily marketable equity securities	1,581	—	—	—	1,581

Total Level 3 assets	$10,586	$(594)	$—	$(391)	$9,601

	For the Nine Months Ended September 30, 2008
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	Gains or	Gains or	(Sales or	September 30,
($ in thousands)	2007	(Losses)	(Losses)	Paydowns)	2008
Available-for-sale securities:
Asset-backed securities	$1,995	$—	$—	$(573)	$1,422
Commercial mortgage obligations	7,644	(539)	—	(507)	6,598
Not readily marketable equity securities	1,581	—	—	—	1,581

Total Level 3 assets	$11,220	$(539)	$—	$(1,080)	$9,601

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no realized gains or losses recognized on Level 3 assets during the three- and nine-month periods ended September 30, 2008.
Note 9. Related-Party Transactions
During the first quarter of 2008, Univest purchased $29.4 million in tax-free municipal bonds issued on behalf of Grand View Hospital (“GVH”). These bonds were called during the second quarter of 2008. During the third quarter of 2008, Univest purchased $1.2 million in tax-free municipal bonds issued on behalf of GVH. William S. Aichele, Chairman, President and CEO of the Corporation, and P. Gregory Shelly, Director of the Corporation, are members of the Board of Trustees for GVH.
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
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.

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
Note 11. Other Information
On April 7, 2008 a retired key employee passed away. The Corporation held several BOLI policies on this individual for which the death benefit exceeded the cash surrender value. In the second quarter of 2008, the Corporation recorded $1.4 million of income related to these policies.
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

Executive Overview
The Corporation recorded net income for the nine months ended September 30, 2008 of $16.8 million, an 11.7% decrease compared to the September 30, 2007 period. Basic and diluted net income per share decreased 10.9% and 11.6%, respectively.
Average interest-earning assets increased $88.0 million and average interest-bearing liabilities increased $80.4 million when comparing the nine-month periods ended September 30, 2008 and 2007. Increased volume in other securities, obligations of state and political subdivision securities, federal funds sold and lease financings along with decreased rates on money market savings were partially offset by decreased rates on commercial business loans and commercial and construction real estate loans; this contributed to a $2.5 million increase in tax-equivalent net interest income. The tax-equivalent net interest margin remained unchanged at 3.73% for the nine-month periods ended September 30, 2008 and 2007.
Non-interest income grew 3.2%, when comparing the nine-month periods ended September 30, 2008 to 2007, primarily due to increases in trust fee income and life insurance income, which increased by $1.6 million due to additional income resulting from death benefit claims. These increases were partially offset by an impairment charge on equity investments of $928 thousand for the nine month period ended September 30, 2008.
Non-interest expense grew 7.0% primarily due to increases in salary and employee benefits, marketing and advertising expense, and other expense, which includes expense associated with a claim under a rent-a-captive arrangement and fee expense associated with student loans.
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
Results of Operations — Three Months Ended September 30, 2008 Versus 2007
The Corporation’s consolidated net income and earnings per share for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,		Change
($ in thousands, except per share data)	2008	2007	Amount	Percent
Net income	$4,190	$6,688	$(2,498)	(37.4)%
Net income per share:
Basic	$0.33	$0.52	$(0.19)	(36.5)
Diluted	0.33	0.52	(0.19)	(36.5)
Return on average shareholders’ equity was 8.13% and return on average assets was 0.82% for the three months ended September 30, 2008 compared to 14.01% and 1.36%, respectively, for the same period in 2007.

Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended September 30, 2008 and 2007. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment/Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $844 thousand for the three months ended September 30, 2008 compared to 2007 primarily due to increased volume on lease financings, increased volume on real estate—commercial and construction loans, increased volume on obligations on state and political subdivision securities, increased volume on other debt and equity securities, decreased rates on money market savings deposits and decreases in both rate and volume of certificates of deposit; partially offset by decreased volume and rates on commercial loans and decreased rates on real estate—commercial and construction loans. The decrease in rates is attributable to the 200 basis point reduction in the prime interest rate that occurred during the first quarter of 2008. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.76% and 3.71% for the three-month periods ended September 30, 2008 and 2007, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.35% for the three-months ended September 30, 2008 compared to 3.13% for the same period in 2007. The effect of net interest free funding sources decreased to 0.41% for the three months ended September 30, 2008 compared to 0.58% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended September 30,
	2008			2007
	Average	Income/	Avg.	Average	Income/	Avg.
($ in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$584	$4	2.72%	$3,739	$50	5.31%
U.S. Government obligations	98,876	1,136	4.57	114,024	1,330	4.63
Obligations of state and political subdivisions	86,900	1,501	6.87	84,992	1,509	7.04
Other debt and equity securities	235,531	3,036	5.13	191,574	2,577	5.34
Federal Reserve Bank stock	1,687	25	5.90	1,687	25	5.88
Federal funds sold and securities purchased under agreement to resell	3,232	13	1.60	10,886	143	5.21

Total interest-earning deposits, investments and federal funds sold	426,810	5,715	5.33	406,902	5,634	5.49

Commercial, financial and agricultural loans	399,334	5,961	5.94	408,268	8,183	7.95
Real estate—commercial and construction loans	482,213	7,817	6.45	431,901	8,668	7.96
Real estate—residential loans	310,982	3,986	5.10	306,745	4,165	5.39
Loans to individuals	60,871	1,069	6.99	79,684	1,402	6.98
Municipal loans and leases	82,753	1,298	6.24	92,096	1,371	5.91
Lease financings	86,621	1,788	8.21	54,478	1,208	8.80

Gross loans and leases	1,422,774	21,919	6.13	1,373,172	24,997	7.22

Total interest-earning assets	1,849,584	27,634	5.94	1,780,074	30,631	6.83

Cash and due from banks	36,841			40,499
Reserve for loan and lease losses	(14,070)			(13,894)
Premises and equipment, net	32,533			22,204
Other assets	115,649			116,023

Total assets	$2,020,537			$1,944,906

Liabilities:
Interest-bearing checking deposits	$143,774	$114	0.32	$135,094	$128	0.38
Money market savings	362,864	1,725	1.89	385,243	4,009	4.13
Regular savings	286,554	1,142	1.59	222,666	1,108	1.97
Certificates of deposit	476,357	5,065	4.23	525,733	6,222	4.70
Time open and club accounts	6,905	34	1.96	27,788	337	4.81

Total time and interest-bearing deposits	1,276,454	8,080	2.52	1,296,524	11,804	3.61

Securities sold under agreements to repurchase	84,931	228	1.07	83,436	497	2.36
Other short-term debt	72,302	408	2.24	5,669	76	5.32
Long-term debt	98,678	1,055	4.25	85,755	1,028	4.76
Subordinated notes and capital securities	27,744	377	5.41	29,248	584	7.92

Total borrowings	283,655	2,068	2.90	204,108	2,185	4.25

Total interest-bearing liabilities	1,560,109	10,148	2.59	1,500,632	13,989	3.70

Demand deposits, non-interest bearing	226,948			224,474
Accrued expenses and other liabilities	28,418			30,380

Total liabilities	1,815,475			1,755,486

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,647			22,508
Retained earnings and other equity	108,045			92,542

Total shareholders’ equity	205,062			189,420

Total liabilities and shareholders’ equity	$2,020,537			$1,944,906

Net interest income		$17,486			$16,642

Net interest spread			3.35			3.13
Effect of net interest-free funding sources			.41			0.58

Net interest margin			3.76%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.55%			118.62%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Three Months Ended September 30, 2008
	Versus 2007
	Volume	Rate
($ in thousands)	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$(22)	$(24)	$(46)
U.S. Government obligations	(177)	(17)	(194)
Obligations of state and political subdivisions	28	(36)	(8)
Other debt and equity securities	560	(101)	459
Federal Reserve Bank stock	—	—	—
Federal funds sold and securities purchased under agreement to resell	(31)	(99)	(130)

Interest on deposits, investments and federal funds sold	358	(277)	81

Commercial, financial and agricultural loans	(154)	(2,068)	(2,222)
Real estate—commercial and construction loans	793	(1,644)	(851)
Real estate—residential loans	45	(224)	(179)
Loans to individuals	(335)	2	(333)
Municipal loans and leases	(150)	77	(73)
Lease financings	661	(81)	580

Interest and fees on loans and leases	860	(3,938)	(3,078)

Total interest income	1,218	(4,215)	(2,997)

Interest expense:
Interest checking deposits	6	(20)	(14)
Money market savings	(109)	(2,175)	(2,284)
Regular savings	247	(213)	34
Certificates of deposit	(534)	(623)	(1,157)
Time open and club accounts	(103)	(200)	(303)

Interest on deposits	(493)	(3,231)	(3,724)

Securities sold under agreement to repurchase	3	(271)	(268)
Other short-term debt	376	(44)	332
Long-term debt	137	(110)	27
Subordinated notes and capital securities	(21)	(187)	(208)

Interest on borrowings	495	(612)	(117)

Total interest expense	2	(3,843)	(3,841)

Net interest income	$1,216	$(372)	$844

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

Nonaccrual loans and leases and unearned discounts have been included in the average loan and lease balances.
Interest Income
Interest income on U. S. Government obligations decreased due to a decline in average volume that was partially offset by a decrease in average rates. Interest income on other securities increased primarily due to average volume increases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in average rate.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and real estate – commercial and construction loans. The rate decreases are attributable to the 275 basis point decline in average prime rate comparing the three months ended September 30, 2007 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 201 basis points; which, along with average volume decline of $8.9 million, contributed to a $2.2 million decrease in interest income. The average yield on real estate—commercial and construction loans decreased 151 basis points which contributed to an $851 thousand decline in interest income. The average volume declined on loans to individuals of $18.8 million, contributed to a $333 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $32.1 million; this contributed to a $580 thousand increase in interest income.

Interest Expense
The Corporation’s average rate on deposits decreased 109 basis points for the three months ended September 30, 2008 compared to the same period in 2007. Average rate decreases along with the decline in the average volume of $20.1 million, contributed to a $3.7 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 224 basis points and the average volume decreased $22.4 million; the net effect contributed to a $2.3 million decrease in interest expense. Interest on regular savings increased $34 thousand due to an average volume increase of $63.9 million that was offset by a 38 basis-point decrease in average rate. Interest on certificates of deposit decreased $1.2 million, due to a $49.4 million average decrease in volume and a 47 basis-point decrease in average rate. Interest on other time deposit accounts decreased $303 thousand due to average rate decrease of 285 basis points and an average balance decrease of $20.9 million.
Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $64 thousand in the aggregate during the three months ended September 30, 2008 compared to 2007 primarily due to average volume increases of $68.1 million and a 94 basis-point decline in rates.
Interest expense on subordinated notes and capital securities decreased $208 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2008 and 2007 was $3.0 million and $456 thousand, respectively. This increase was primarily due to an increase in net charge-offs of $1.4 million for the three months ended September 30, 2008 compared to the same period in 2007, loan growth, the deterioration of underlying collateral and economic factors.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income decreased during the three months ended September 30, 2008 compared to 2007 primarily due to other-than-temporary impairment losses on available-for-sale securities.

	Three Months Ended
	September30,		Change
($ in thousands)	2008	2007	Amount	Percent
Trust fee income	$1,578	$1,525	$53	3.5%
Service charges on deposit accounts	1,719	1,706	13	0.8
Investment advisory commission and fee income	581	647	(66)	(10.2)
Insurance commission and fee income	1,266	1,385	(119)	(8.6)
Life insurance income	241	391	(150)	(38.4)
Other service fee income	732	913	(181)	(19.8)
Net (loss) gain on sales of and impairments on securities	(692)	259	(951)	(367.2)
Net loss on dispositions of fixed assets	(28)	—	(28)	N/M
Other	89	86	3	(3.5)

Total noninterest income	$5,486	$6,912	$(1,426)	(20.6)

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the third quarter of 2008 to the same period in 2007.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. decreased in the third quarter of 2008 over 2007 primarily due to market conditions.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. As a result of a payment for a death benefit claim in the prior quarter and a decline in the market value of the underlying assets, life insurance income decreased in the third quarter of 2008 over 2007.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the third quarter of 2008 over 2007 primarily due to mortgage placement fee income and the sales of official checks.
Gains on Sale of Assets
Sales of $1.4 million in loans and leases during the three months ended September 30, 2008 resulted in gains of $45 thousand compared to sales of $972 thousand for gains of $19 thousand for the three months ended September 30, 2007.
During the three months ended September 30, 2008, approximately $1.7 million of securities were sold recognizing gains of $1 thousand. Additionally, the Corporation realized an impairment charge of $693 thousand on its equity portfolio during the third quarter of 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable than the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the three months ended September 30, 2007, the Corporation sold $644 thousand in securities that resulted in a gain of $8 thousand and the Corporation also received $251 thousand from the sales of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.
Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.
The following table presents noninterest expense for the periods indicated:

	For the Three Months
	Ended September 30,		Change
($ in thousands)	2008	2007	Amount	Percent
Salaries and benefits	$7,935	$7,659	$276	3.6%
Net occupancy	1,318	1,188	130	10.9
Equipment	792	793	(1)	(0.1)
Marketing and advertising	268	255	13	5.1
Other	3,352	3,187	165	5.2

Total noninterest expense	$13,665	$13,082	$583	4.5

Salaries and benefits increased due to normal base pay increases and stock-based compensation expense. Net occupancy costs increased due to increases in rental expense on leased properties which was offset by a slight increase in rental income on leased office space.
During the third quarter of 2008, the Corporation utilized the remainder of its FDIC insurance assessment credits causing a $138 thousand variance compared to the corresponding period in 2007. This along with increases in telephone expense contributed to the increase in other expenses.
Tax Provision
The provision for income taxes was $1.2 million for the three months ended September 30, 2008 compared to $2.5 million in 2007, at effective rates of 21.92% and 27.04%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Results of Operations — Nine Months Ended September 30, 2008 Versus 2007
The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2008 and 2007 were as follows:

	For the Nine Months Ended
	September 30,		Change
($ in thousands, except per share data)	2008	2007	Amount	Percent
Net income	$16,785	$19,010	$(2,225)	(11.7)%
Net income per share:
Basic	$1.31	$1.47	$(0.16)	(10.9)
Diluted	1.30	1.47	(0.17)	(11.6)
Return on average shareholders’ equity was 11.01% and return on average assets was 1.11% for the nine months ended September 30, 2008 compared to 13.46% and 1.32%, respectively, for the same period in 2007.
Net Interest Income
Net interest income is the difference between interest earned on loans, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. The following table presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities for the nine months ended September 30, 2008 and 2007. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment/Asset/Liability Management Committee works to maintain an adequate and reliable net interest margin for the Corporation.
Tax-equivalent net interest income increased $2.5 million for the nine months ended September 30, 2008 compared to 2007 primarily due to increased volume on other securities, obligations of state and political subdivision securities, federal funds sold and lease financings along with decreased rates on money market savings. These increases were partially offset by decreased rates on commercial business loans and real estate—commercial and construction loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.73% for both nine-month periods ended September 30, 2008 and 2007. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.29% for the nine months ended September 30, 2008 compared to 3.15% for the same period in 2007. The effect of net interest free funding sources decreased to 0.44% for the nine months ended September 30, 2008 compared to 0.58% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Nine Months Ended September 30,
	2008			2007
	Average	Income/	Avg.	Average	Income/	Avg.
($ in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$680	$11	2.16%	$1,655	$65	5.25%
U.S. Government obligations	100,721	3,525	4.67	119,502	4,047	4.53
Obligations of state & political subdivisions	96,315	4,731	6.56	84,186	4,460	7.08
Other debt and equity securities	245,298	9,410	5.12	181,067	7,208	5.32
Federal Reserve Bank stock	1,687	76	6.02	1,687	76	6.02
Federal funds sold and securities purchased under agreement to resell	19,275	392	2.72	7,287	280	5.14

Total interest-earning deposits, investments and federal funds sold	463,976	18,145	5.22	395,384	16,136	5.46

Commercial, financial and agricultural loans	382,337	18,149	6.34	411,315	24,423	7.94
Real estate—commercial and construction loans	478,277	23,936	6.69	433,756	25,561	7.88
Real estate—residential loans	307,692	12,087	5.25	306,267	12,432	5.43
Loans to individuals	64,934	3,413	7.02	83,313	4,336	6.96
Municipal loans and leases	82,043	3,846	6.26	92,711	3,917	5.65
Lease financings	74,682	4,820	8.62	43,157	2,858	8.85

Gross loans and leases	1,389,965	66,251	6.37	1,370,519	73,527	7.17

Total interest-earning assets	1,853,941	84,396	6.08	1,765,903	89,663	6.79

Cash and due from banks	35,912			40,024
Reserve for loan and lease losses	(13,402)			(13,590)
Premises and equipment, net	31,076			21,979
Other assets	116,198			111,555

Total assets	$2,023,725			$1,925,871

Liabilities:
Interest-bearing checking deposits	$143,517	$350	0.33	$137,481	$329	0.32
Money market savings	430,758	7,595	2.36	374,038	11,520	4.12
Regular savings	267,563	3,211	1.60	209,260	2,671	1.71
Certificates of deposit	469,752	15,614	4.44	523,809	18,063	4.61
Time open and club accounts	6,691	130	2.60	24,728	895	4.84

Total time and interest-bearing deposits	1,318,281	26,900	2.73	1,269,316	33,478	3.53

Securities sold under agreements to repurchase	84,766	759	1.20	86,537	1,547	2.39
Other short-term debt	39,422	688	2.33	18,446	747	5.41
Long-term debt	95,602	3,084	4.31	81,916	2,892	4.72
Subordinated notes and capital securities	28,131	1,249	5.93	29,620	1,748	7.89

Total borrowings	247,921	5,780	3.11	216,519	6,934	4.28

Total interest-bearing liabilities	1,566,202	32,680	2.79	1,485,835	40,412	3.64

Demand deposits, non-interest bearing	224,611			221,556
Accrued expenses and other liabilities	29,250			29,711

Total liabilities	1,820,063			1,737,102

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,636			22,498
Retained earnings and other equity	106,656			91,901

Total shareholders’ equity	203,662			188,769

Total liabilities and shareholders’ equity	$2,023,725			$1,925,871

Net interest income		$51,716			$49,251

Net interest spread			3.29			3.15
Effect of net interest-free funding sources			0.44			0.58

Net interest margin			3.73%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.37%			118.85%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

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

	The Nine Months Ended September 30,
	2008 Versus 2007
	Volume	Rate
($ in thousands)	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$(16)	$(38)	$(54)
U.S. Government obligations	(647)	125	(522)
Obligations of state and political subdivisions	598	(327)	271
Other debt and equity securities	2,473	(271)	2,202
Federal Reserve bank stock	—	—	—
Federal funds sold and securities purchased under agreement to resell	244	(132)	112

Interest on deposits, investments and federal funds sold	2,652	(643)	2,009

Commercial, financial and agricultural loans	(1,352)	(4,922)	(6,274)
Real estate-commercial and construction loans	2,236	(3,861)	(1,625)
Real estate-residential loans	67	(412)	(345)
Loans to individuals	(960)	37	(923)
Municipal loans and leases	(494)	423	(71)
Lease financings	2,036	(74)	1,962

Interest and fees on loans and leases	1,533	(8,809)	(7,276)

Total interest income	4,185	(9,452)	(5,267)

Interest expense:
Interest checking deposits	11	10	21
Money market savings	999	(4,924)	(3,925)
Regular savings	712	(172)	540
Certificates of deposit	(1,783)	(666)	(2,449)
Time open and club accounts	(351)	(414)	(765)

Interest on deposits	(412)	(6,166)	(6,578)

Securities sold under agreement to repurchase	(18)	(770)	(788)
Other short-term debt	366	(425)	(59)
Long-term debt	443	(251)	192
Subordinated notes and capital securities	(65)	(434)	(499)

Interest on borrowings	726	(1,880)	(1,154)

Total interest expense	314	(8,046)	(7,732)

Net interest income	$3,871	$(1,406)	$2,465

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

Nonaccrual loan and lease unearned discounts have been included in the average loan and lease balances.
Interest Income
Interest income on U. S. Government obligations decreased during the nine months ended September 30, 2008 compared to 2007 due to a decline in average volume that was partially offset by an increase in average rates. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other securities increased primarily due to average volume increases on mortgage-backed securities. Interest income increased on federal funds sold was due primarily to increases in average volume.
The decline in interest and fees on loans and leases during the nine months ended September 30, 2008 compared to 2007 is due primarily to average rate decreases on commercial business loans and real estate—commercial and construction loans. The rate decreases are attributable to the 287 basis point decline in average prime rate comparing the nine months ended September 30, 2008 to the same period in 2007. The average interest yield on the commercial loan portfolio decreased 160 basis points for the nine months ended September 30, 2008 compared to the same period in 2007; which, along with average volume decline of $29.0 million, contributed to a $6.3 million decrease in interest income. The average interest yield on the commercial and construction real estate loan portfolios decreased 119 basis points; this was partially offset by a $44.5 million increase in volume resulting in a $1.6 million decline in interest income. The average volume decline on loans to individuals of $18.4 million, contributed to a $923 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $31.5 million; this contributed to a $2.0 million increase in interest income.

Interest Expense
The Corporation’s average rate on deposits decreased 80 basis points for the nine months ended September 30, 2008 compared to the same period in 2007. The average rate paid on money market savings decreased 176 basis points while the average volume increased $56.7 million; the net effect contributed to a $3.9 million decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008. Interest on certificates of deposit decreased $2.4 million, primarily due to a decrease in volume of $54.1 million.
Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers a sweep account. Interest expense on short-term borrowings decreased $847 thousand in the aggregate during the nine months ended September 30, 2008 compared to 2007 primarily due to a 136 basis-point decline in short-term rates.
Interest expense on long-term debt increased $192 thousand primarily due to a volume increase of $13.7 million partially offset by a 41 basis-point decrease in the rate paid on FHLB long term borrowings. Interest expense on subordinated notes and capital securities decreased primarily due to a 196 basis-point decline in rate.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activities, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS 114. Any of the above criteria may cause the provision to fluctuate. The bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance. The provision for the nine months ended September 30, 2008 and 2007 was $6.3 million and $1.7 million, respectively. This increase was primarily due to an increase in net charge-offs of $3.3 million for the nine months ended September 30, 2008 compared to the same period in 2007, loan growth, the deterioration of underlying collateral and economic factors.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits income, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which primarily represents changes in the cash surrender value of bank-owned life insurance. Total noninterest income increased during the nine months ended September 30, 2008 compared to 2007 primarily due to death benefit claims on bank-owned life insurance policies resulting in additional income of $1.9 million and higher trust fees, partially offset by $928 thousand in other-than-temporary impairments on equity securities.

	For the Nine Months
	Ended September 30,		Change
($ in thousands)	2008	2007	Amount	Percent
Trust fee income	$4,833	$4,493	$340	7.6%
Service charges on deposit accounts	5,085	5,058	27	0.5
Investment advisory commission and fee income	1,838	2,012	(174)	(8.6)
Insurance commission and fee income	4,595	4,576	19	0.4
Life insurance income	2,766	1,125	1,641	145.9
Other service fee income	2,581	2,709	(128)	(4.7)
Net (loss) gain on sales of and impairments on securities	(849)	310	(1,159)	(373.9)
Net loss on dispositions of fixed assets	(33)	(64)	31	48.4
Other	231	173	58	33.5

Total noninterest income	$21,047	$20,392	$655	3.2

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number and market value of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the nine months ended September 30, 2008 to the same period in 2007.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., increased in the nine months ended September 30, 2008 over 2007 primarily due to an increase in contingent commissions received from insurance carriers. This was partially offset by decreased fees and commissions due to market conditions.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. The increase recognized in the nine months ended September 30, 2008 over 2007 was primarily due to additional income resulting from death benefit claims of $1.9 million.
Other service fee income primarily consists of Mastermoney fees, non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the nine months ended September 30, 2008 over 2007 primarily due to a decrease in mortgage placement fee income.
Other non-interest income includes losses on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased over the prior year primarily due to a $93 thousand increase in the sale of loans and leases as detailed below.
Gains on Sale of Assets
Sales of $5.3 million in loans and leases during the nine months ended September 30, 2008 resulted in gains of $154 thousand compared to sales of $2.7 million for gains of $61 thousand for the nine months ended September 30, 2007.
During the nine months ended September 30, 2008, approximately $16.4 million of securities were sold recognizing gains of $79 thousand. Additionally, the Corporation realized an impairment charge of $928 thousand on its equity portfolio during the nine-month period ended September 30, 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the nine months ended September 30, 2007, the Corporation sold $8.5 million in securities that resulted in $59 thousand in net gains and the Corporation also received $251 thousand from the sales of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.
Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Nine Months
	Ended September 30,		Change
($ in thousands)	2008	2007	Amount	Percent
Salaries and benefits	$24,122	$23,293	$829	3.6%
Net occupancy	3,895	3,625	270	7.4
Equipment	2,357	2,396	(39)	(1.6)
Marketing and advertising	989	663	326	49.2
Other	10,995	9,598	1,397	14.6

Total non-interest expense	$42,358	$39,575	$2,783	7.0

Salaries and benefits increased due to normal annual increases, stock-based compensation expense and employee insurance benefits. Net occupancy costs increased due to increases in rental expense on leased properties which was partially offset by a slight increase in rental income on leased office space.
Equipment expense decreased slightly due to the reduction of furniture and equipment rental costs and depreciation expense of capitalized furniture and equipment. These decreases were offset by increases in computer software licenses and maintenance. Marketing and advertising expenses increased primarily due to the Corporation’s UnivestOne campaign which was launched in the second quarter of 2008 to increase awareness of its on-line banking website. Other expenses increased primarily due to expense associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans; both charges are not recurring in nature. Increases in consultant fees, FDIC insurance premiums and telephone expenses also contributed to the increase in other expenses.
Tax Provision
The provision for income taxes was $4.7 million for the first nine months ended September 30, 2008 compared to $7.0 million in 2007, at effective rates of 21.96% and 26.77%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the nine-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income. Tax-exempt income increased primarily due to death benefit claims on bank-owned life insurance.
Financial Condition
Assets
Total assets increased $73.9 million since December 31, 2007. The increase was primarily due to net growth in total loans and leases and net premises and equipment. The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
($ in thousands)	2008	2007	Amount	Percent
Cash, deposits and federal funds sold	$49,399	$59,385	$(9,986)	(16.8)%
Investment securities	418,804	423,448	(4,644)	(1.1)
Total loans and leases	1,441,899	1,355,442	86,457	6.4
Reserve for loan and lease losses	(14,954)	(13,086)	(1,868)	(14.3)
Premises and equipment, net	32,791	27,977	4,814	17.2
Goodwill and other intangibles, net	46,818	47,081	(263)	(0.6)
Cash surrender value of insurance policies	45,395	46,689	(1,294)	(2.8)
Accrued interest and other assets	26,238	25,569	669	2.6

Total assets	$2,046,390	$1,972,505	$73,885	3.7

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
Total investments decreased primarily due to security maturities of $166.9 million and sales and calls of $124.7 million that were partially offset by purchases of $293.9 million.
Loans and Leases
Total loans and leases increased in the nine months ended September 30, 2008 due to increases in commercial, financial and agricultural loans of $50.0 million, real estate construction loans of $12.4 million and lease financings of $38.1 million. These increases were partially offset by a decrease in loans to individuals of $13.4 million.
Total cash, deposits and federal funds sold decreased $10.0 million primarily to fund loan growth.
Asset Quality
Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values, and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.
When a loan or lease, including a loan or lease impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibles of principal or interest, even though the loan is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.
Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Cash basis, restructured and nonaccrual loans and leases totaled $8.4 million at September 30, 2008, $6.9 million at December 31, 2007 and $7.4 million at September 30, 2007 and consist mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2008 and 2007, nonaccrual loans and leases resulted in lost interest income of $564 thousand and $542 thousand, respectively. Loans and leases 90 days or more past due totaled $1.6 million at September 30, 2008, $1.9 million at December 31, 2007 and $1.7 million at September 30, 2007. Other real estate owned totaled $346 thousand at September 30, 2008. However, there were no other real estate owned at December 31, 2007 and September 30, 2007. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 0.69% at September 30, 2008, 0.65% at December 31, 2007 and 0.66% at September 30, 2007.
At September 30, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $8.4 million, $7.9 million were on a nonaccrual basis; the related reserve for loan and lease losses for those credits was $2.5 million. At December 31, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.9 million, all of which were on a nonaccrual basis. The related reserve for loan and lease losses for those credits was $1.8 million. At September 30, 2007, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $7.4 million and the related reserve for loan and lease losses for those credits was $2.4 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

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
The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. Quarterly, this analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases, and those which have been restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under SFAS 114. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.
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
The reserve for loan and lease losses increased $1.9 million from December 31, 2007 to September 30, 2008 primarily due to loan growth, deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.04% at September 30, 2008 and 0.97% at December 31, 2007.

Goodwill and Other Intangible Assets
The Corporation has goodwill of $44.6 million, which is deemed to be an indefinite intangible asset and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), is not amortized. The Corporation also has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life.
In accordance with SFAS 142, the Corporation conducts an annual impairment analysis on all intangible assets during the fourth quarter to determine if impairment of the asset exists. Additionally, throughout the year, the Corporation reviews its intangible assets for indicators of impairment in accordance with SFAS 142. At September 30, 2008, there was no impairment indicated.
Liabilities
Total liabilities increased since December 31, 2007 primarily due to an increase in borrowings, partially offset by a decrease in deposits. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
	2008	2007	Amount	Percent
Deposits	$1,507,527	$1,532,603	$(25,076)	(1.6)%
Borrowings	304,368	208,729	95,639	45.8
Accrued expenses and other liabilities	30,244	32,447	(2,203)	(6.8)

Total liabilities	$1,842,139	$1,773,779	$68,360	3.9

Deposits
Total deposits decreased at the Bank primarily due to decreases in money market savings accounts of $89.0 million. These decreases were partially offset by increases in regular savings of $56.6 million and time deposits of $7.3 million. Due to market conditions, there was a price advantage in overnight borrowings compared to money market and time deposit rates. As a result, the Corporation was willing to accept less robust deposit growth in favor of higher net interest income.
Borrowings
Long-term borrowings at September 30, 2008, included $7.1 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, and $115.2 million in long-term borrowings from the FHLB. The consolidated balance sheet also includes a $749 thousand fair market value adjustment relating to FHLB long-term borrowings acquired in the First County Bank and Suburban Community Bank acquisitions. Long-term borrowings increased due to the issuance of an additional $30.0 million in FHLB borrowings. Short-term borrowings typically include federal funds purchased and short-term FHLB borrowings. Short-term borrowings increased due to short-term FHLB borrowings of $83.9 million, which is partially offset by a decline in the sweep accounts of $16.8 million.
Shareholders’ Equity
Total shareholders’ equity increased since December 31, 2007 primarily due to current earnings; this increase was partially offset by cash dividends paid and an increase in accumulated other comprehensive loss.

The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
	2008	2007	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	22,732	22,591	141	0.6
Retained earnings	150,767	143,066	7,701	5.4
Accumulated other comprehensive loss	(5,587)	(1,768)	(3,819)	(216.0)
Unearned Compensation — restricted stock awards	(447)	(380)	(67)	(17.6)
Treasury stock	(37,584)	(39,153)	1,569	4.0

Total shareholders’ equity	$204,251	$198,726	$5,525	2.8

Retained earnings were favorably impacted by nine months of net income of $16.8 million partially offset by cash dividends of $7.7 million declared during the first nine months of 2008 and the incremental effect of adopting EITF 06-4 of $1.6 million. Treasury stock decreased primarily due to sales for the employee stock purchase plan, employee options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive loss related to securities of $2.2 million, net of taxes, is included in shareholders’ equity as of September 30, 2008. Accumulated other comprehensive income related to securities of $1.9 million, net of taxes, has been included in shareholders’ equity as of December 31, 2007. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or the difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period reduction in accumulated other comprehensive income (loss) was primarily a result of decreases in the market values of mortgage-backed government agency debt securities, municipal bonds and equity securities.
Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $3.4 million as of September 30, 2008. Accumulated other comprehensive loss related to pension and other post-retirement benefits amount to $3.7 million at December 31, 2007. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.
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

					To Be Well-
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$201,106	12.30%	$130,751	8.00%	$163,439	10.00%
Bank	189,268	11.69	129,491	8.00	161,864	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	183,302	11.22	65,376	4.00	98,063	6.00
Bank	174,164	10.76	64,745	4.00	97,118	6.00
Tier 1 Capital (to Average Assets):
Corporation	183,302	9.29	59,169	3.00	78,892	4.00
Bank	174,164	8.89	58,748	3.00	78,330	4.00

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation	$190,283	12.46%	$122,173	8.00%	$152,716	10.00%
Bank	179,294	12.02	119,374	8.00	149,218	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	173,297	11.35	61,086	4.00	91,630	6.00
Bank	166,058	11.13	59,687	4.00	89,531	6.00
Tier 1 Capital (to Average Assets):
Corporation	173,297	9.11	57,079	3.00	76,105	4.00
Bank	166,058	8.81	56,574	3.00	75,432	4.00
As of September 30, 2008 and December 31, 2007, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2007, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At September 30, 2008, the Bank had $40.0 million in PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $293.6 million. At September 30, 2008, outstanding long-term borrowings with FHLB totaled $115.2 million, overnight funds of $65.0 million and there was an outstanding irrevocable standby letter of credit of $40.7 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At September 30, 2008, there were $18.9 million outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2008, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The contractual obligations and commitments table presents, as of September 30, 2008, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Securities sold under agreement to repurchase constitute the next largest payment obligation which is short term in nature. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
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
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.
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

As of September 30, 2008 an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective and there have been no changes in the Corporation’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	share	or Programs	Programs (3)
July 1 – 31, 2008	18,500	$20.51	18,500	643,782
August 1 – 31, 2008	—	—	—	643,782
September 1 – 30, 2008	—	—	—	643,782

Total	18,500		18,500

1.	Transactions are reported as of settlement dates.

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

Univest Corporation of Pennsylvania (Registrant)
Date: November 6, 2008	/s/ William S. Aichele
William S. Aichele, Chairman,
President and Chief Executive Officer

Date: November 6, 2008	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President,
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Jeffrey M. Schweitzer Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.