Form 10-K
period 2008-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2009-03-06
CIK 102212

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File number 0-7617

Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)

14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code
(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/09

Common Stock, $5 par value	12,985,156

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $247,427,506 as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 21, 2009.

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

General

Univest Corporation of Pennsylvania, (the “Corporation”), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Univest National Bank and Trust Company (the “Bank”), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries.

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

Employees

As of December 31, 2008, the Corporation and its subsidiaries employed five hundred and thirty-eight (538) persons.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings and loan associations, savings banks and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts, in Bucks, Montgomery, Chester and Lehigh counties, as well as other financial institutions outside its primary service area.

In competing with other banks, savings and loan associations, and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of their service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, insurance companies, leasing companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies. SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”). Pursuant to Section 404 of SOX (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation implemented and completed an exhaustive process to achieve compliance with SOX 404 during 2004 and has continued to be in compliance during 2008. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

The Bank is a member of the Federal Home Loan Bank System (“FHLBanks”), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to: 1) not less than 4.5% and not more than 6.0% of its outstanding FHLB loans and 2) at least a certain percentage of its unused borrowing capacity, not to exceed 1.5%. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. At December 31, 2008, the Bank owned $7.4 million in FHLB capital stock.

Statistical Disclosure

Univest Corporation of Pennsylvania and its subsidiaries Univest National Bank and Trust Co., Univest Insurance, Inc., Univest Capital, Inc. and Univest Investments, Inc., provide Financial Solutions For Work, For Home For Life to individuals, businesses and nonprofit organizations. Univest Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years Univest Corporation and its subsidiaries have experienced steady and stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market. The acquisitions included:

•	Donald K. Martin & Company on December 13, 2004

•	B. G. Balmer and Co. on July 28, 2006

•	Liberty Benefits, Inc. on December 29, 2008

•	Trollinger Consulting Group

•	TC Group Securities Company, Inc. on December 31, 2008

•	Allied Benefits Group, LLC on December 31, 2008

•	TCG Investment Advisory Inc. on December 31, 2008

In addition to the acquisitions, in May 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc., which is incorporated under Pennsylvania law. In February 2008, Vanguard Leasing, Inc. changed its name to Univest Capital, Inc.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2008 to each shareholder who requests one in writing after March 31, 2009. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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

Earnings Effect from General Business and Economic Conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions; these conditions include long-term and short-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control.

The Corporation’s results of operations are affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. This has resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The U.S. and global economies are in steep decline, in what is the most severe synchronized global downturn of recent times. Monetary and fiscal policies are loosening around the world to varying degrees — most aggressively in the United States — but they are battling against an extreme credit crunch, and will take time to become effective. These factors, combined with declining business and consumer confidence, dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and rising unemployment have precipitated an economic slowdown and induced fears of a prolonged recession.

In connection with the Emergency Economic Stabilization Act of 2009 and the Troubled Asset Recovery Program (“TARP”), the U.S. Department of the Treasury (“UST”) has initiated a capital purchase program. Through this program, qualifying financial institutions are eligible to participate in the sale of senior preferred stock to the UST in an amount not less than 1% of total risk-weighted assets and not more than 3% of total risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% thereafter. The UST would also receive warrants to purchase a number of shares of common stock of the Corporation having an aggregate market value equal to 15% of the senior preferred stock on the date of the investment, subject to certain reductions.

In November 2008, the Corporation announced it would not participate in the U.S. Treasury Department’s capital purchase program. The Corporation elected to take part in the FDIC transaction account guarantee program, which provides a full guarantee on all non-interest bearing transaction accounts held by any depositor through December 31, 2009. The Corporation elected to opt out of the debt guarantee program, which fully guarantees any senior unsecured debt issued between October 14, 2008 and June 30, 2009.

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

As of December 31, 2008, approximately 74.4% of our loan and lease portfolio consisted of commercial, industrial, construction, and commercial real estate loans and leases, which are generally perceived as having more risk of default than residential real estate and consumer loans. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs, as described below.

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

The Corporation’s Profitability is Affected by Economic Conditions in the Commonwealth of Pennsylvania

Unlike larger national or other regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery, Chester and Lehigh counties. However, we can be affected by a decline in general economic conditions, caused by inflation, recession, acts of terrorism, or other international or domestic occurrences that could impact local economic conditions, including changes in securities markets.

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

The Corporation’s Controls and Procedures May Fail or be Circumvented

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the objectives comply with appropriate regulatory guidance. Any undetected circumvention of these controls could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Stockholder Value

The Corporation may use its common stock and cash or other liquid assets or incur debt to acquire other companies that are culturally similar or make investments in banks and other complementary businesses in the future. The Corporation regularly evaluates acquisition opportunities. Future acquisitions could be material to the Corporation; the degree of success achieved in such transactions could have a material effect on the value of the Corporation’s common stock.

The Corporation May Not be Able to Attract and Retain Skilled People

Attracting and retaining key people is critical to the Corporation’s success, and difficulty finding qualified people could have a significant impact on the Corporation’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks and succession planning is built into the long-range strategic planning process. The Corporation does not currently have employment agreements or non-competition agreements with any of its executive officers.

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

The Corporation and its subsidiaries occupy forty properties in Montgomery, Bucks, Chester and Lehigh counties in Pennsylvania and Prince Georges County in Maryland, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Insurance, Inc. occupies four locations which two are owned by the Bank; one in Lansdale, Montgomery County and one in West Chester, Chester County and two are leased; one in Conshohocken, Montgomery County and one in Upper Marlboro, Prince Georges County in Maryland. The Bank serves the area through its thirty-one traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which eleven are owned, one is leased and three are buildings owned on leased land; eighteen banking offices are located in Bucks County, of which five are owned, twelve are leased and one is a building owned on leased land and one banking office in Lehigh County, which is leased.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office, offers merchants an express banking center located in the Montgomery Mall, and has six off-premise automated teller machines. The work site office and the express banking center are located in Montgomery County. Six off-premise automated teller machines are located in Montgomery County and one is located in Bucks County. The Bank provides banking services nationwide through the internet via its website www.univestdirect.com.

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

The Corporation’s common stock is listed on NASDAQ: UVSP. The Corporation’s shares were approved for NASDAQ listing and began trading on the NASDAQ National Market, effective August 15, 2003. At December 31, 2008, Univest had 3,813 stockholders.

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

Market Price

2008	High	Low

January — March	$27.00	$19.09
April — June	29.89	19.85
July — September	38.99	19.70
October — December	36.10	25.01

2007	High	Low

January — March	$31.24	$22.32
April — June	25.74	21.94
July — September	25.95	18.00
October — December	25.45	18.84

Cash Dividends Paid Per Share

2008

January 2	$0.200
April 1	0.200
July 1	0.200
October 1	0.200

For the Year 2008	$0.800

2007

January 3	$0.200
April 1	0.200
July 1	0.200
October 3	0.200

For the Year 2007	$0.800

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2008, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2003, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Corporation’s total cumulative return was 73.55% over the five year period ending December 31, 2008 compared to 6.11% and 23.27% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2003

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plan, “Univest 2003 Long-term Incentive Plan”, as of December 31, 2008:

(c)
Number of
Securities
	(a)		Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	(b)	Under Equity
	Exercise of	Weighted-Average	Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
Plan Category	Rights	and Rights	Column(a)

Equity compensation plan approved by security holders	391,115	$23.51	1,033,380
Equity compensation plans not approved by security holders	—	—	—

Total	391,115	23.51	1,033,380

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
			Publicly	May Yet Be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

Oct. 1, 2008 — Oct. 31, 2008	13,650	$28.30	13,650	643,782
Nov. 1, 2008 — Nov. 30, 2008	—	—	—	643,782
Dec. 1, 2008 — Dec. 31, 2008	—	—	—	643,782

Total	13,650		13,650

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 8/22/2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 643,782.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share date and ratios)

Earnings
Interest income	$108,366	$116,533	$105,166	$85,502	$74,789
Interest expense	42,310	54,127	43,651	26,264	18,948

Net interest income	66,056	62,406	61,515	59,238	55,841
Provision for loan and lease losses	8,769	2,166	2,215	2,109	1,622

Net interest income after provision for loan and lease losses	57,287	60,240	59,300	57,129	54,219
Noninterest income	26,306	26,879	25,417	22,444	22,603
Noninterest expense	57,225	52,211	49,958	45,796	44,920

Net income before income taxes	26,368	34,908	34,759	33,777	31,902
Applicable income taxes	5,778	9,351	9,382	8,910	8,311

Net income	$20,590	$25,557	$25,377	$24,867	$23,591

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$40,066	$59,385	$70,355	$59,439	$37,745
Investment securities	443,026	423,448	382,400	343,259	343,502
Net loans and leases	1,437,318	1,342,356	1,340,398	1,236,289	1,161,081
Assets	2,084,797	1,972,505	1,929,501	1,769,309	1,666,957
Deposits	1,527,328	1,532,603	1,488,545	1,366,715	1,270,884
Long-term obligations	120,006	114,453	107,405	88,449	90,418
Shareholders’ equity	203,207	198,726	185,385	173,080	160,393
Per Common Share Data*
Average shares outstanding	12,873	12,885	12,960	12,867	12,841
Earnings per share — basic	$1.60	$1.98	$1.96	$1.93	$1.84
Earnings per share — diluted	1.60	1.98	1.95	1.91	1.80
Dividends declared per share	0.800	0.800	0.780	0.717	0.667
Book value	15.71	15.49	14.25	13.37	12.47
Dividend payout ratio	50.00%	40.40%	40.00%	37.54%	37.06%
Profitability Ratios
Return on average assets	1.02%	1.32%	1.38%	1.46%	1.44%
Return on average equity	10.09	13.44	14.04	14.87	15.46
Average equity to average assets	10.08	9.84	9.81	9.83	9.33

*	Per share data has been restated to give effect to a three-for-two stock split in the form of a dividend declared on March 23, 2005 which was distributed on April 29, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)

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

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As a result of the actions of the Board of Governors of the Federal Reserve System in lowering the federal funds target rate, the Bank Prime Loan Rate decreased seven times between December 31, 2007 and December 31, 2008 from 7.25% to 3.25%. The Corporation maintains a relatively neutral interest rate risk profile and does not anticipate that the decrease in interest rates would be materially adverse to its net interest margin. The Corporation seeks to maintain a steady net interest margin and consistent growth of net interest income.

The Corporation’s consolidated net income and earnings per share as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	2006

Net income	$20,590	$25,557	$25,377
Net income per share:
Basic	1.60	1.98	1.96
Diluted	1.60	1.98	1.95

2008 versus 2007

The 2008 results compared to 2007 include the following significant pretax components:

•	Net interest income increased due to volume increases on average interest-earning assets. This growth was partially offset by volume increases on interest-bearing liabilities along with decreases in rate on interest-earning assets. The net interest margin on a tax-equivalent basis increased slightly to 3.75% from 3.72%.

•	The provision for loan losses increased by $6.6 million due primarily to charge-offs of $9.3 million.

•	Total noninterest income decreased by $573 thousand or 2.1% due primarily to an impairment charge on equity investments of $1.3 million, decreases in investment advisory commission and fee income, and service charges on deposit accounts, which is partially offset by an increase in bank owned life insurance income of $1.3 million.

•	Total noninterest expense increased $5.0 million or 9.6% primarily due to increases in salaries and benefits expense and marketing and advertising expense.

2007 versus 2006

The 2007 results compared to 2006 include the following significant pretax components:

•	Net interest income grew due to volume and rate increases on average interest-earning assets. This growth was offset by volume and rate increases on average interest-bearing liabilities. The net interest margin on a tax-equivalent basis declined slightly to 3.72% from 3.86%.

•	Total noninterest income increased by $1.5 million or 5.8% due primarily to increased insurance commission and fee income and trust fee income.

•	Total noninterest expense increased $2.3 million or 4.5% primarily due to salaries and benefits expense offset by decreases in marketing and advertising expense.

Results of Operations — 2008 Versus 2007

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2008 compared to 2007. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential for 2008 versus 2007

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the years ended December 31, 2008 and December 31, 2007, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	For the Year Ended December 31,
	2008			2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$1,040	$16	1.54%	$1,892	$95	5.02%
U.S. Government obligations	99,547	4,617	4.64	117,768	5,371	4.56
Obligations of states and political subdivisions	94,549	6,305	6.67	84,587	5,937	7.02
Other debt and equity securities	240,883	12,353	5.13	187,698	9,986	5.32
Federal Reserve Bank stock	1,687	101	5.99	1,687	101	5.99
Federal funds sold	14,714	394	2.68	9,303	454	4.88

Total interest-earning deposits, investments and federal funds sold	452,420	23,786	5.26	402,935	21,944	5.45

Commercial, financial and agricultural loans	385,652	23,849	6.18	394,667	31,155	7.89
Real estate-commercial and construction loans	481,016	31,741	6.60	445,954	34,883	7.82
Real estate-residential loans	309,307	16,019	5.18	307,042	16,665	5.43
Loans to individuals	62,813	4,422	7.04	81,157	5,675	6.99
Municipal loans and leases	82,563	5,209	6.31	90,421	5,341	5.91
Lease financings	80,620	6,843	8.49	47,776	4,228	8.85

Gross loans and leases	1,401,971	88,083	6.28	1,367,017	97,947	7.17

Total interest-earning assets	1,854,391	111,869	6.03	1,769,952	119,891	6.77

Cash and due from banks	35,507			39,782
Reserve for loan and lease losses	(13,843)			(13,645)
Premises and equipment, net	31,475			23,223
Other assets	117,530			112,952

Total assets	$2,025,060			$1,932,264

Liabilities:
Interest-bearing checking deposits	$144,415	463	0.32	$137,699	463	0.34
Money market savings	409,586	8,861	2.16	387,315	15,826	4.09
Regular savings	276,908	4,348	1.57	212,977	3,833	1.80
Time deposits	483,872	20,894	4.32	539,048	25,001	4.64

Total time and interest-bearing deposits	1,314,781	34,566	2.63	1,277,039	45,123	3.53

Securities sold under agreements to repurchase	84,254	943	1.12	86,641	1,994	2.30
Other short-term borrowings	40,889	801	1.96	14,432	777	5.38
Long-term debt	100,527	4,266	4.24	82,855	3,919	4.73
Subordinated notes and capital securities	27,950	1,734	6.20	29,431	2,314	7.86

Total borrowings	253,620	7,744	3.05	213,359	9,004	4.22

Total interest-bearing liabilities	1,568,401	42,310	2.70	1,490,398	54,127	3.63

Demand deposits, non-interest bearing	223,353			221,738
Accrued expenses and other liabilities	29,211			29,913

Total liabilities	1,820,965			1,742,049

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,643			22,517
Retained earnings and other equity	107,082			93,328

Total shareholders’ equity	204,095			190,215

Total liabilities and shareholders’ equity	$2,025,060			$1,932,264

Net interest income		$69,559			$65,764

Net interest spread			3.33			3.14
Effect of net interest-free funding sources			0.42			0.58

Net interest margin			3.75%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.23%			118.76%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation. Included in interest income are loan and lease fees of $728 thousand for 2008 and $1.0 million for 2007.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income for 2008 Versus 2007

	The Years Ended December 31,
	2008 Versus 2007
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(13)	$(66)	$(79)
U.S. Government obligations	(848)	94	(754)
Obligations of states and political subdivisions	664	(296)	368
Other debt and equity securities	2,724	(357)	2,367
Federal Reserve Bank stock	—	—	—
Federal funds sold	145	(205)	(60)

Interest on deposits, investments and federal funds sold	2,672	(830)	1,842

Commercial, financial and agricultural loans and leases	(557)	(6,749)	(7,306)
Real estate-commercial and construction loans	2,299	(5,441)	(3,142)
Real estate-residential loans	122	(768)	(646)
Loans to individuals	(1,294)	41	(1,253)
Municipal loans	(494)	362	(132)
Lease financings	2,787	(172)	2,615

Interest and fees on loans and leases	2,863	(12,727)	(9,864)

Total interest income	5,535	(13,557)	(8,022)

Interest expense:
Interest-bearing checking deposits	28	(28)	—
Money market savings	510	(7,475)	(6,965)
Regular savings	1,005	(490)	515
Time deposits	(2,382)	(1,725)	(4,107)

Interest on time and interest-bearing deposits	(839)	(9,718)	(10,557)

Securities sold under agreement to repurchase	(29)	(1,022)	(1,051)
Other short-term borrowings	518	(494)	24
Long-term debt	753	(406)	347
Subordinated notes and capital securities	(91)	(489)	(580)

Interest on borrowings	1,151	(2,411)	(1,260)

Total interest expense	312	(12,129)	(11,817)

Net interest income	$5,223	$(1,428)	$3,795

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $3.8 million in 2008 compared to 2007 primarily due to increased volume on other debt and equity securities, commercial real estate and construction loans, lease financings along with decreased rates on money market savings and time deposits. These increases were partially offset by decreased rates on commercial business loans and commercial real estate and commercial construction loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.75% and 3.72% for the twelve-month periods ended December 31, 2008 and 2007. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.33% for the twelve months ended December 31, 2008 compared to 3.14% for the same period in 2007. The effect of net interest free funding sources decreased to 0.42% for the twelve months ended December 31, 2008 compared to 0.58% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest income on U.S. Government obligations decreased during the twelve months ended December 31, 2008 compared to 2007 due to a decline in average volume that was partially offset by an increase in average rates. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other debt and equity securities increased primarily due to average volume increases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average rate.

The decline in interest and fees on loans and leases during the twelve months ended December 31, 2008 compared to 2007 is due primarily to average rate decreases on commercial business loans and real estate — commercial and construction loans. The rate decreases are attributable to the 304 basis point decline in average prime rate comparing the twelve months ended December 31, 2008 to the same period in 2007. The average interest yield on the commercial loan portfolio decreased 171 basis points for the twelve months ended December 31, 2008 compared to the same period in 2007; which, along with an average volume decline of $9.0 million, contributed to a $7.3 million decrease in interest income. The average interest yield on the commercial and construction real estate loan portfolios decreased 122 basis points; this was partially offset by a $35.1 million increase in volume resulting in a $3.1 million decline in interest income. The average volume decline on loans to individuals of $18.3 million, contributed to a $1.3 million decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $32.8 million; which contributed to a $2.6 million increase in interest income.

Interest Expense

The Corporation’s average cost of deposits decreased 90 basis points for the twelve months ended December 31, 2008 compared to the same period in 2007. The average rate paid on money market savings decreased 193 basis points while the average volume increased $22.3 million; the net effect contributed to a $7.0 million decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008. Interest expense on regular savings increased $515 thousand due to an average volume increase of $63.9 million that was partially offset by a 23 basis-point decrease in average rate. Interest on time deposits decreased $4.1 million, due to a $55.2 million average decrease in volume and a 32 basis-point decrease in average rate.

Interest on short-term borrowings includes interest paid on federal funds purchased, repurchase agreements and short-term Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts”). Interest on short-term borrowings decreased 37.1% during 2008 compared to 2007 primarily due to a decrease in average rate associated with cash management accounts and short-term FHLB borrowings.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased due to average volume growth of $17.7 million partially offset by a 49 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased 25% primarily due to pay-downs on the Subordinated Capital Notes.

Provision For Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2008 and 2007 was $8.8 million and $2.2 million, respectively. The increase in provision was primarily due to a $9.3 million in loans and leases charged-off during 2008.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the net cash surrender values of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total noninterest income decreased during the twelve months ended December 31, 2008 compared to 2007 primarily due to $1.3 million in other-than-temporary impairments on equity securities which is offset by death benefit claims on bank-owned life insurance policies resulting in additional income of $1.9 million partially offset by negative changes in cash surrender value of $602 thousand.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change

Trust fee income	$6,004	$5,921	$83	1.4%
Service charges on deposit accounts	6,808	6,822	(14)	(0.2)
Investment advisory commission and fee income	2,374	2,538	(164)	(6.5)
Insurance commission and fee income	5,723	5,730	(7)	(0.1)
Bank owned life insurance income	2,791	1,503	1,288	85.7
Other service fee income	3,331	3,662	(331)	(9.0)
Net (loss) gain on sales of and impairments on securities	(971)	435	(1,406)	N/M
Net (loss) gain on dispositions of fixed assets	(40)	(112)	72	64.3
Other	286	380	(94)	(24.7)

Total noninterest income	$26,306	$26,879	$(573)	(2.1)

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the twelve months ended December 31, 2008 to the same period in 2007.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received, which more than offset the addition of new accounts during the year. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., decreased slightly in the twelve months ended December 31, 2008 over 2007 due to the current market conditions as policies have been renewing at lower premium levels.

Bank owned life insurance income is the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets, and any excess proceeds from death benefit claims. The increase recognized in the twelve months ended December 31, 2008 over 2007 was primarily due to additional income resulting from death benefit claims of $1.9 million partially offset by negative changes in the cash surrender value of $602 thousand due to decreases in the value of the underlying investments due to market conditions.

Other service fee income primarily consists of MasterMoney fees, non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the twelve months ended December 31, 2008 over 2007 primarily due to a decrease in mortgage placement fee income.

Other non-interest income includes losses on investments in partnerships, gains on sales of mortgages, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased for the twelve months ended 2008 compared to the same period in 2007 primarily due to a $70 thousand decrease in the gain on sale of leases.

Gains on Sales of Assets

During the twelve months ended December 31, 2008, approximately $58.9 million of securities were sold recognizing gains of $279 thousand. Additionally, the Corporation realized an impairment charge of $1.3 million on its equity portfolio during the twelve-month period ended December 31, 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is Management’s opinion that it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the twelve months ended December 31, 2007, the Corporation sold $5.6 million in securities that resulted in $435 thousand in net gains and the Corporation also received $251 thousand from the sales of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

Sales of $7.1 million in loans and leases during the twelve months ended December 31, 2008 resulted in gains of $198 thousand compared to sales of $3.9 million for gains of $197 thousand for the twelve months ended December 31, 2007.

Net losses on the disposition of fixed assets were $40 thousand and $112 thousand for the years ended December 31, 2008 and 2007, respectively. Net losses in 2007 were primarily the result of relocating a banking office within one of its supermarket locations to a traditional office, recognizing a loss of $64 thousand. The consolidation and upgrade of the corporate phone system in 2008 resulted in a loss on disposal of $36 thousand.

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

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change

Salaries and benefits	$32,413	$30,811	$1,602	5.2%
Net occupancy	5,230	4,753	477	10.0
Equipment	3,247	3,127	120	3.8
Marketing and advertising	1,499	831	668	80.4
Other	14,836	12,689	2,147	16.9

Total noninterest expense	$57,225	$52,211	$5,014	9.6

Salaries and benefits increased due to normal annual increases, stock-based compensation expense and employee insurance benefits. Net occupancy costs increased due to increases in rental expense on leased properties which was partially offset by a slight increase in rental income on leased office space.

Equipment expense increased slightly due to increases in computer software licenses and maintenance. This increase was partially offset by a reduction of furniture and equipment rental costs as well as maintenance and repairs on equipment. Marketing and advertising expenses increased primarily due to the Corporation’s UnivestOne campaign which was launched in the second quarter of 2008 to increase awareness of its on-line banking website and increased brand advertising during the fourth quarter to address concerns of our communities explaining the difference between Wall Street and Main Street banks. Other expenses increased primarily due to expense associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans; both charges are not recurring in nature. Increases in consultant fees, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and telephone expenses also contributed to the increase in other expenses.

Provision For Income Taxes

The provision for income taxes was $5.8 million for the twelve months ended December 31, 2008 compared to $9.4 million in 2007, at effective rates of 21.9% and 26.8%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the twelve-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income. Tax-exempt income increased primarily due to death benefit claims on bank-owned life insurance.

Results of Operations — 2007 Versus 2006

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 3 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2007 compared to 2006. Table 4 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committees work to maintain an adequate and stable net interest margin for the Corporation.

Table 3 — Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential for 2007 versus 2006

	For the Year Ended December 31,
	2007			2006
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$1,892	$95	5.02%	$621	$27	4.35%
U.S. Government obligations	117,768	5,371	4.56	148,680	5,349	3.60
Obligations of states and political subdivisions	84,587	5,937	7.02	83,705	5,924	7.08
Other debt and equity securities	187,698	9,986	5.32	127,418	6,415	5.03
Federal Reserve Bank stock	1,687	101	5.99	1,687	101	5.99
Federal funds sold	9,303	454	4.88	5,481	281	5.13

Total interest-earning deposits, investments and federal funds sold	402,935	21,944	5.45	367,592	18,097	4.92

Commercial, financial and agricultural loans	394,667	31,155	7.89	392,917	29,267	7.45
Real estate-commercial and construction loans	445,954	34,883	7.82	420,836	31,833	7.56
Real estate-residential loans	307,042	16,665	5.43	303,041	16,464	5.43
Loans to individuals	81,157	5,675	6.99	105,772	7,086	6.70
Municipal loans and leases	90,421	5,341	5.91	90,079	5,348	5.94
Lease financings	47,776	4,228	8.85	5,066	572	11.29

Gross loans and leases	1,367,017	97,947	7.17	1,317,711	90,570	6.87

Total interest-earning assets	1,769,952	119,891	6.77	1,685,303	108,667	6.45

Cash and due from banks	39,782			41,409
Reserve for loan and lease losses	(13,645)			(13,752)
Premises and equipment, net	23,223			22,042
Other assets	112,952			107,825

Total assets	$1,932,264			$1,842,827

Liabilities:
Interest-bearing checking deposits	$137,699	463	0.34	$135,793	247	0.18
Money market savings	387,315	15,826	4.09	321,025	11,639	3.63
Regular savings	212,977	3,833	1.80	195,125	1,615	0.83
Time deposits	539,048	25,001	4.64	549,324	21,837	3.98

Total time and interest-bearing deposits	1,277,039	45,123	3.53	1,201,267	35,338	2.94

Securities sold under agreements to repurchase	86,641	1,994	2.30	96,624	2,116	2.19
Other short-term borrowings	14,432	777	5.38	22,766	1,202	5.28
Long-term debt	82,855	3,919	4.73	59,304	2,647	4.46
Subordinated notes and capital securities	29,431	2,314	7.86	30,935	2,348	7.59

Total borrowings	213,359	9,004	4.22	209,629	8,313	3.97

Total interest-bearing liabilities	1,490,398	54,127	3.63	1,410,896	43,651	3.09

Demand deposits, non-interest bearing	221,738			227,444
Accrued expenses and other liabilities	29,913			23,724

Total liabilities	1,742,049			1,662,064

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,517			22,173
Retained earnings and other equity	93,328			84,220

Total shareholders’ equity	190,215			180,763

Total liabilities and shareholders’ equity	$1,932,264			$1,842,827

Net interest income		$65,764			$65,016

Net interest spread			3.14			3.36
Effect of net interest-free funding sources			0.58			0.50

Net interest margin			3.72%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.76%			119.45%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan and lease fees of $1.0 million for 2007 and $1.4 million for 2006.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Table 4 — Analysis of Changes in Net Interest Income for 2007 Versus 2006

The rate-volume variance analysis set forth in the table below compares changes in net interest on both a tax-equivalent and non-tax-equivalent basis, for the years ended December 31, 2007 compared to the same period in 2006, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Years Ended December 31, 2007 Versus 2006
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$64	$4	$68
U.S. Government obligations	(1,405)	1,427	22
Obligations of states and political subdivisions	63	(50)	13
Other debt and equity securities	3,201	370	3,571
Federal Reserve Bank stock	—	—	—
Federal funds sold	187	(14)	173

Interest on deposits, investments and federal funds sold	2,110	1,737	3,847

Commercial, financial and agricultural loans and leases	159	1,729	1,888
Real estate-commercial and construction loans	1,956	1,094	3,050
Real estate-residential loans	201	—	201
Loans to individuals	(1,718)	307	(1,411)
Municipal loans	20	(27)	(7)
Lease financings	3,780	(124)	3,656

Interest and fees on loans and leases	4,398	2,979	7,377

Total interest income	6,508	4,716	11,224

Interest expense:
Interest-bearing checking deposits	(1)	217	216
Money market savings	2,710	1,477	4,187
Regular savings	325	1,893	2,218
Time deposits	(462)	3,626	3,164

Interest on time and interest-bearing deposits	2,572	7,213	9,785

Securities sold under agreement to repurchase	(228)	106	(122)
Other short-term borrowings	(448)	23	(425)
Long-term debt	1,112	160	1,272
Subordinated notes and capital securities	(118)	84	(34)

Interest on borrowings	318	373	691

Total interest expense	2,890	7,586	10,476

Net interest income	$3,618	$(2,870)	$748

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
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

Interest Expense

The Corporation’s average cost of deposits increased 59 basis points during 2007 compared to 2006. Average rates paid increased in each deposit category over the prior year due to aggressive pricing of deposits by competitors within the markets we operate. The average rate paid on money market savings increased 46 basis points and volume increased 20.6% when compared to 2006. Interest on regular savings increased 137.3%, due to a 97 basis point increase in average rate and 9.1% increase in average volume. Interest on time deposits increased 14.5%, due to a 66 basis point increase in average rate; this increase was offset slightly by a decline in average volume of 1.9%. Since August 2004, the Bank began purchasing Certificates with the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. The average balance of PLGIT certificates decreased $35.8 million and the average rate increased 54 basis points comparing the year ended December 31, 2007 over the same period in 2006. The average balance of non-wholesale certificates of deposit increased $29.5 million and the average rate increased 76 basis points, due to promotions offered to grow deposits. Interest on demand deposits increased due to average rate increase of 16 basis points and average volume increase of $1.9 million.

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

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2007	2006	$ Change	% Change

Trust fee income	$5,921	$5,515	$406	7.4%
Service charges on deposit accounts	6,822	6,771	51	0.8
Investment advisory commission and fee income	2,538	2,284	254	11.1
Insurance commission and fee income	5,730	4,765	965	20.3
Bank owned life insurance income	1,503	1,475	28	1.9
Other service fee income	3,662	3,348	314	9.4
Net gain on sales of securities	435	50	385	N/M
Net (loss) gain on dispositions of fixed assets	(112)	653	(765)	N/M
Other	380	556	(176)	(31.7)

Total noninterest income	$26,879	$25,417	$1,462	5.8

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

Bank owned life insurance income is primarily the change in the net cash surrender values of bank owned life insurance policies. Increased income was recognized as a result of additional purchases in 2007. This increase was offset by reduced gains in net cash surrender values of the existing policies in 2007 when compared to 2006.

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

Financial Condition

During 2008, total assets increased primarily due to growth in total loans and leases and investment securities. Total liabilities increased primarily due to increases in borrowings which is partially offset by a reduction in deposits. Detailed explanations of these fluctuations are discussed below.

ASSETS

The following table presents assets as of the dates indicated:

	At December 31,
	2008	2007	$ Change	% Change

Cash, interest-earning deposits and federal funds sold	$40,066	$59,385	$(19,319)	(32.5)%
Investment securities	443,026	423,448	19,578	4.6
Total loans and leases	1,450,436	1,355,442	94,994	7.0
Reserve for loan and lease losses	(13,118)	(13,086)	(32)	(0.2)
Premises and equipment, net	32,602	27,977	4,625	16.5
Goodwill and other intangibles	56,051	47,081	8,970	19.1
Bank owned life insurance	45,419	46,689	(1,270)	(2.7)
Other assets	30,315	25,569	4,746	18.6

Total assets	$2,084,797	$1,972,505	$112,292	5.7

Acquisitions

On December 29, 2008 the Corporation through its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing comprehensive employee benefits packages to businesses both large and small. Univest Insurance recorded $2.7 million in goodwill and $740 thousand in customer related intangibles based on the preliminary purchase price allocation of the Liberty Benefits, Inc. acquisition.

On December 31, 2008, Univest Investments, Inc. completed the acquisition of TC Group Securities Company, Inc. (“TC Group”), an investment counseling firm that exclusively serves Municipal Pension Plan clients and Allied Benefits Group, LLC (“Allied”), an independent actuarial, administrative, consulting and compliance company. Based on the preliminary purchase price allocation, Univest Investments recorded goodwill of $623 thousand and customer related intangibles of $1.2 million for TC Group and $154 thousand in goodwill and customer related intangibles of $1.8 million for Allied. These acquisitions will expand Univest Investments’ growing investment business into the Lehigh Valley.

On December 31, 2008, the Bank acquired TCG Investment Advisory, Inc, an investment advisory company. This acquisition expands the Bank’s presence in the Lehigh Valley. Based on the preliminary purchase price allocation, the Bank recorded $2.2 million in goodwill and no customer related intangibles as a result of the TCG Investment Advisory, Inc. acquisition.

Cash, Interest-earning Deposits and Federal Funds Sold

Cash, interest-earning deposits and federal funds sold decreased as of December 31, 2008 as compared to December 31, 2007 primarily due to a $11.7 million decrease in federal funds sold. The excess cash in banks was used to fund asset growth.

Investment Securities

The investment portfolio is managed as part of the overall asset and liability management process to provide liquidity to the Bank, optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns on these investments. The securities portfolio consists primarily of U.S. Government agency, mortgage-backed and municipal securities.

Total investments increased primarily due to security purchases of $417.4 million that were partially offset by security maturities of $212.7 million and sales and calls of $184.8 million.

Table 5 — Investment Securities

The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2008	2007	2006

U.S. Treasury, government corporations and agencies	$104,706	$117,054	$130,099
State and political subdivisions	100,350	86,754	83,142
Mortgage-backed securities	211,466	195,173	141,783
Other debt securities	12,836	12,792	16,511
Equity securities	13,668	11,675	10,865

Total investment securities	$443,026	$423,448	$382,400

Table 6 — Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities as of the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; hence the stated yield may not be recognized in future periods. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2008	2008	2007	2007	2006	2006
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$10,626	0.67%	$49,087	3.93%	$94,119	4.39%
1 Year-5 Years	113,380	4.43	85,652	4.98	108,743	4.64
5 Years-10 Years	37,889	4.80	33,285	4.90	31,754	5.03
After 10 Years	267,463	5.07	243,749	5.18	136,919	5.06
No stated maturity	13,668	3.03	11,675	4.59	10,865	5.42

Total	$443,026	4.71	$423,448	4.96	$382,400	4.78

On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock, it is temporary. Therefore, as of December 31, 2008, the FHLB stock is recorded at cost.

Loans and Leases

Total gross loans and leases grew comparing December 31, 2008 to December 31, 2007 due to increases of $42.0 million in commercial leases, $42.8 million in commercial, financial and agricultural loans, $19.1 million in real estate-construction, $6.0 million in real estate-residential loans, which are loans secured by one to four-family properties and $5.3 million in real estate-commercial loans. These increases were offset by decreases of $18.3 million in loans to individuals.

At December 31, 2008 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 7.

Table 7 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$424,649	$381,826	$442,182	$383,792	$367,902
Real estate — commercial	399,003	393,686	352,596	349,384	337,080
Real estate — construction	153,506	134,448	136,331	110,032	101,963
Real estate — residential	316,583	310,571	305,306	303,994	300,397
Loans to individuals	54,212	72,476	89,217	102,095	66,169
Lease financings	110,095	68,100	30,186	415	783

Total gross loans and leases	1,458,048	1,361,107	1,355,818	1,249,712	1,174,294
Less: Unearned income	(7,612)	(5,665)	(2,137)	(60)	(114)

Total loans and leases	$1,450,436	$1,355,442	$1,353,681	$1,249,652	$1,174,180

Table 8 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2008:

		Due in One	Due in One	Due in
		Year or	to Five	Over Five
	Total	Less	Years	Years

Commercial, financial and agricultural	$424,649	$294,046	$110,722	$19,881
Real estate — commercial	399,003	173,911	196,000	29,092
Real estate — construction	153,506	100,730	43,950	8,826
Real estate — residential	316,583	83,040	70,471	163,072
Loans to individuals	54,212	10,952	23,833	19,427
Leases financings	110,095	38,088	71,791	216

Total gross loans and leases	$1,458,048	$700,767	$516,767	$240,514

Loans and leases with fixed predetermined interest rates	743,148	132,613	411,751	198,784
Loans and leases with variable or floating interest rates	714,900	568,154	105,016	41,730

Total gross loans and leases	$1,458,048	$700,767	$516,767	$240,514

The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest primarily include loans written for three or five-year terms with a monthly payment based on a fifteen-year amortization schedule. At each three-year or five-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three or five years. At each three-year or five-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the “Due in One to Five Years” category in the table above. The borrower has the right to prepay the loan at any time.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectibility of interest for accrual purposes.

When a loan or lease, including a loan or lease impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectibility of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Total cash basis, restructured and nonaccrual loans and leases totaled $5.4 million at December 31, 2008, $6.9 million at December 31, 2007 and $8.4 million at December 31, 2006, and consist mainly of commercial, financial and real estate-construction loans. For the years ended December 31, 2008, 2007 and 2006, nonaccrual loans and leases resulted in lost interest income of $685 thousand, $747 thousand and $541 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 0.45% as of December 31, 2008, 0.65% as of December 31, 2007, and 0.68% as of December 31, 2006.

At December 31, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $5.4 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $36 thousand. Nonaccruing loans decreased during 2008 primarily due to paydowns and charge-offs of $7.9 million. These decreases were offset by additional nonaccrual loans of $6.4 million. Specific reserves of $36 thousand have been established for these loans based on current facts and management’s judgments about the ultimate outcome of these credits. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. The Corporation acquired two other real estate owned properties during 2008. There were no other real estate owned properties as of December 31, 2007. At December 31, 2008, nonaccruing loans consisted of: $1.8 million in real estate-commercial loans, $520 thousand in commercial loans, $1.6 million in real estate-construction loans, $813 thousand in real estate — residential loans and $298 thousand in lease financings. At December 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS 114 was $6.9 million, all of which were on a nonaccrual basis. The related reserve for loan losses for those loans was $1.8 million. At December 31, 2007 nonaccruing loans consisted of $1.0 million in real estate-commercial loans, $2.9 million in commercial loans, $2.3 million in real estate-construction loans, $634 thousand in other loans and $61 thousand in lease financings.

Table 9 — Nonaccrual, Past Due and Restructured Loans and Leases

The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as of the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004

Nonaccruing loans and leases	$5,029	$6,878	$8,443	$3,263	$10,090
Accruing loans and leases 90 days or more past due:
Real estate loans:
Secured by 1-4 family dwellings	$175	$401	$227	$114	$543
Secured by commercial properties	299	243	—	—	—
Commercial and industrial loans and leases	315	1,147	48	146	31
Loans to individuals	356	126	485	350	353

Total accruing loans and leases, 90 days or more past due	$1,145	$1,917	$760	$610	$927

Restructured loans and leases, not included above	$380	$—	$—	$—	$—
Other real estate owned	$346	$—	$—	$344	$607

Reserve For Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, loan volume, loan growth, and the composition of the portfolio.

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

Table 10 — Allocated, Other Loan and Lease Loss Reserves

The reserve for loan and lease losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories as of the dates indicated:

	At December 31,
	2008	2007	2006

Allocated	$12,387	$12,217	$12,405
Unallocated	731	869	878

Total	$13,118	$13,086	$13,283

Allocated reserves in 2008 increased by $170 thousand as higher allocations to account for growth in the lease financings portfolio were more than offset by lower reserves against declining indirect and commercial loan portfolios. Lease financings, net of unearned discounts, rose to $102.5 million at December 31, 2008 from $62.4 million when compared to the same period in 2007. Homogeneous retail loans, including residential real estate and consumer loans outstanding, declined by $18.4 million, contributing to a homogeneous loan pool allocation reduction of $271 thousand. Commercial loans (including commercial real estate loans) increased by $75.0 million, which resulted in an increase of $218 thousand in the allocated reserve. Unallocated reserves declined by $138 thousand in 2008 as well as a decrease in reserves for impaired loans of $1.7 million at December 31, 2008. Nonperforming loans as a percentage of loans and leases and other real estate owned decreased to 0.45% at December 31, 2008 from 0.65% as of December 31, 2007; the allowance for loan and lease losses to total loans and leases decreased to 0.90% at December 31, 2008 compared to 0.97% at December 31, 2007 primarily due to the decline in nonaccrual loans and the related reserve. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan. At December 31, 2008 the specific allowance on impaired loans was $36 thousand, or 0.64% of the balance of impaired loans of $5.4 million. At December 31, 2007 the specific allowance on impaired loans was $1.8 million, or 25.5% of the impaired loan balance of $6.9 million.

Allocated reserves in 2007 declined by $188 thousand as higher allocations to account for growth in the lease financings portfolio were more than offset by lower reserves against declining indirect and commercial loan portfolios. Lease financings outstanding rose from $28.0 million as of December 31, 2006 to $62.4 million as of December 31, 2007 and the corresponding allocated reserves increased by $184 thousand accordingly. Indirect loans outstanding declined from $74.3 million to $54.6 million, contributing to a homogeneous loan pool allocation reduction of $407 thousand. Commercial loans (including commercial real estate loans) declined by $21.1 million, having a downward impact on commercial loan allocations from a volume perspective, but this impact was negated by a higher proportion of loans in criticized loan pools, resulting in a net increase of $35 thousand. Unallocated reserves declined by $9 thousand in 2007, a proportionately equivalent rate as the allocated reserve decline. There was an increase in reserves for impaired loans of $177 thousand. Although the balance of impaired loans declined to $6.9 million at December 31, 2007 from $8.4 million at December 31, 2006, the underlying value of the collateral and the borrowers’ individual abilities to pay-down the principal balance on these loans required more of a reserve requirement on the 2007 balance. Nonperforming loans as a percentage of loans and leases and other real estate owned remained fairly level at 0.65% and 0.68% as of December 31, 2007 and 2006, respectively; the allowance for loan and lease losses to total loans and leases remained fairly level at 0.97% and 0.98% at December 31, 2007 and 2006, respectively. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due; these factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan. At December 31, 2007 the specific allowance on impaired loans was $1.8 million, or 25.5% of the balance of impaired loans of $6.9 million. At December 31, 2006 the specific allowance on impaired loans was $1.6 million, or 18.7% of the impaired loan balance of $8.4 million.

Table 11 — Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Average amount of loans and leases outstanding	$1,401,971	$1,367,017	$1,317,711	$1,198,881	$1,117,943
Loan and lease loss reserve at beginning of period	$13,086	$13,283	$13,363	$13,099	$12,788
Charge-offs:
Commercial, financial and agricultural loans	6,008	902	1,860	1,329	894
Real estate loans	1,373	499	—	911	382
Loans to individuals	1,422	1,513	1,133	1,019	468
Lease financings	502	106	—	—	—

Total charge-offs	9,305	3,020	2,993	3,259	1,744

Recoveries:
Commercial, financial and agricultural loans	97	176	139	625	146
Real estate loans	27	95	168	368	86
Loans to individuals	353	386	391	421	201
Lease financings	91	—	—	—	—

Total recoveries	568	657	698	1,414	433

Net charge-offs	8,737	2,363	2,295	1,845	1,311
Provisions to loan and lease loss reserve	8,769	2,166	2,215	2,109	1,622

Loan and lease loss reserve at end of period	$13,118	$13,086	$13,283	$13,363	$13,099

Ratio of net charge-offs to average loans and leases	.62%	.17%	.17%	.15%	.12%

The increase in charge-offs during 2008 compared to 2007 was primarily due to the increase of activity for commercial, financial and agricultural loans, real estate loans, and lease financings charge-offs due to the deterioration in the economy. These increases were offset by a reduction of charge-off activity for loans to individuals. Loans and leases that are charged-off are considered to be permanently impaired.

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases as of the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004

Commercial, financial and agricultural	$6,432	29.3%	$6,295	28.2%	$6,963	32.6%	$6,005	30.7%	$6,945	31.4%
Real estate loans	4,800	59.9	4,836	61.9	4,266	58.7	5,431	61.1	4,887	63.0
Loans to individuals	581	3.7	730	5.3	1,005	6.6	949	8.2	349	5.6
Lease financings	574	7.1	356	4.6	171	2.1	—	—	—	—
Unallocated	731	N/A	869	N/A	878	N/A	978	N/A	918	N/A

Total	$13,118	100.0%	$13,086	100.0%	$13,283	100.0%	$13,363	100.0%	$13,099	100.0%

The ratio of the reserve for loan and lease losses to total loans and leases was 0.90% at December 31, 2008 and 0.97% at December 31, 2007.

Goodwill and Other Intangible Assets

In accordance with the requirements of Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets”, the Corporation has completed the annual impairment tests on goodwill and other intangible assets and no impairment was noted. During the year ended December 31, 2007, an impairment of $14 thousand was recorded related to customer based intangibles. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $642 thousand for the year ended December 31, 2008, $742 thousand for the year ended December 31, 2007 and $683 thousand for the year ended December 31, 2006. The Corporation also has goodwill of $50.2 million, which is deemed to be an indefinite intangible asset and will not be amortized.

Bank Owned Life Insurance

The Corporation carries bank owned life insurance (“BOLI”) at the net cash surrender value of the policy. Changes in the net cash surrender value of these policies are reflected in noninterest income. During the year ended December 31, 2008, the Corporation has not purchased any additional BOLI. During the third quarter of 2007, the Corporation purchased an additional $8.5 million in separate account BOLI. The intent of the separate account BOLI is not to formally fund the Corporation’s benefit expenses, but to create an independent source of funds to hedge against always increasing benefit expenses. The separate account BOLI will diversify the asset mix of the Corporation and create additional economic performance.

LIABILITIES

The following table presents liabilities as of the dates indicated:

	At December 31,
	2008	2007	$ Change	% Change

Deposits	$1,527,328	$1,532,603	$(5,275)	(0.3)%
Borrowings	312,736	208,729	104,007	49.8
Other liabilities	41,526	32,447	9,079	28.0

Total liabilities	$1,881,590	$1,773,779	$107,811	6.1

Deposits

Total deposits decreased during 2008 primarily due to decreases in money market savings of $96.1 million. These decreases were partially offset by increases in regular savings of $73.7 million and time deposits of $20.2 million. Due to market conditions, there was a price advantage in overnight borrowings compared to money market and time deposit rates. As a result, the Corporation was willing to accept less deposit growth for the years ended December 31, 2008 compared to 2007.

Table 12 — Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006

Noninterest-bearing demand deposits	$223,353	$221,738	$227,444
Interest-bearing checking deposits	144,415	137,699	135,793
Money market savings	409,586	387,315	321,025
Regular savings	276,908	212,977	195,125
Time deposits	483,872	539,048	549,324

Total average deposits	$1,538,134	$1,498,777	$1,428,711

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2008:

	Due Three Months	Due Three to Six	Due Six to Twelve	Due Over Twelve
	or Less	Months	Months	Months

Time deposits	$73,539	$12,610	$39,270	$15,698

Borrowings

Long-term debt increased $7.1 million during 2008 as compared to 2007 primarily due to $30.0 million of additional advances from the Federal Home Loan Bank primarily to fund the growth of Univest Capital. This increase is partially offset by a reclassification of long-term debt to short-term debt in the amount of $22.5 million due to the remaining term to maturity being one year or less. Short-term borrowings increased $98.5 million during 2008 primarily due to a $54.0 million increase in Federal funds purchased and $57.5 million increase in FHLB short-term borrowings, which includes the reclassification adjustment. In May 2004, the Corporation issued $15.0 million in Subordinated Capital Notes, payments of $1.5 million were made on these notes in 2008; the subordinated capital notes qualify for Tier 2 capital status. In August 2004, the Corporation issued $20.0 million of Trust Preferred Securities that qualify for Tier 1 capital status. The proceeds from these transactions were used to support the future growth of the Corporation and its banking subsidiary and for general corporate purposes.

Table 13 — Short Term Borrowings

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis as of the dates indicated:

	2008	2007	2006

Balance at December 31	$81,230	$94,276	$99,761
Weighted average interest rate at year end	0.49%	1.80%	2.19%
Maximum amount outstanding at any month’s end	$92,962	$94,276	$104,581
Average amount outstanding during the year	$84,254	$86,641	$96,624
Weighted average interest rate during the year	1.12%	2.30%	2.19%

SHAREHOLDERS’ EQUITY

The following table presents the shareholders’ equity as of the dates indicated:

	At December 31,
	2008	2007	$ Change	% Change

Common stock	$74,370	$74,370	$—	0.0%
Additional paid-in capital	22,459	22,211	248	1.1
Retained earnings	151,816	143,066	8,750	6.1
Accumulated other comprehensive (loss) income	(8,619)	(1,768)	(6,851)	(387.5)
Treasury stock	(36,819)	(39,153)	2,334	6.0

Total shareholders’ equity	$203,207	$198,726	$4,481	2.3

Retained earnings were favorably impacted by net income of $20.6 million partially offset by cash dividends of $10.3 million declared during 2008 and the incremental effect of adopting Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” of $1.6 million. Treasury stock decreased primarily due to sales for the employee stock purchase plan, employee options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to securities of $2.3 million and $1.9 million, net of taxes, is included in shareholders’ equity at December 31, 2008 and 2007, respectively. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and market value, on the available-for-sale investment portfolio, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the market values of non-mortgage-backed government agency debt securities and mortgage-backed government agency debt securities and other mortgage-backed securities.

Accumulated other comprehensive loss related to interest rate swaps, net of taxes, amounted to $149 thousand at December 31, 2008. There were no swaps outstanding at December 31, 2007. Accumulated other comprehensive income (loss) related to interest-rate swaps reflects the current market value of the swap used for cash flow hedging purposes, net of taxes.

Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $10.8 million and $3.7 million at December 31, 2008 and 2007, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2008, the Corporation had a Tier 1 capital ratio of 10.65% and total risked-based capital ratio of 11.60%. The Corporation had a Tier 1 capital ratio of 11.35% and total risk-based capital ratio of 12.46% at December 31, 2007. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 18 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.

In April 2003, the Corporation secured $15.0 million in subordinated capital notes of which $6.8 million remains outstanding at December 31, 2008, that qualify for Tier 2 capital status. In August 2003, the Corporation, through an unconsolidated affiliate, issued $20.0 million of trust preferred securities that qualify for Tier 1 capital status.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as areas with critical accounting policies.

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

Intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. These assets, both identifiable and unidentifiable, are subject to tests for impairment. Changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line.

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

The Corporation follows SFAS 123R, “Accounting for Stock-based Compensation,” in recording stock based compensation expense of stock options. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

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

On December 23, 2008, the Corporation entered into a $20.0 million notional value interest rate swap, which has been classified as a cash flow hedge on $20.0 million of trust preferred securities. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 2.65% and receive a floating rate which is based on the three month U.S. London Interbank Borrowing Rate (“LIBOR”) with a termination date of January 7, 2019.

The Corporation had used an interest-rate swap agreement that converted a portion of its floating rate commercial loans to a fixed rate basis which matured in 2006. In this swap, the Corporation agreed to exchange, at specified intervals, the difference between the fixed and floating interest rates calculated on a agreed upon notional principal amount. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income. The impact of the interest-rate swap on interest income for the year ended December 31, 2006 was a negative $149 thousand. At December 31, 2006 and 2007, the Corporation had no swaps outstanding.

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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and often by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.

Credit risk in the direct consumer loan portfolio, credit card portfolio and indirect auto loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios and are generally insured by private mortgage insurance.

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

The Corporation closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact all borrowers. If collection attempts fail, the Corporation will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Corporation. The Corporation monitors delinquency trends and past due reports which are submitted to the Board of Directors.

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

Since August 2004, the Bank began purchasing Certificates from PLGIT to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2008, the Bank had $50.0 million in PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $286.5 million. At December 31, 2008, outstanding borrowings under the FHLB credit facilities totaled $149.5 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $77.0 million. At December 31, 2008, there was $54.0 million in outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2008, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Long-term debt constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments as of December 31, 2008. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

Table 14 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2008:

	Payments Due by Period
		Due in One	Due in One to	Due in Four	Due in Over
	Total	Year or Less	Three Years	to Five Years	Five Years

Long-term debt(a)	$121,799	$27,351	$89,255	$5,193	$—
Subordinated capital notes(b)	7,225	1,692	3,236	2,297	—
Trust preferred securities(c)	62,803	1,622	3,245	3,245	54,691
Securities sold under agreement to repurchase(d)	81,230	81,230	—	—	—
Other short-term borrowings	89,005	89,005	—	—
Time deposits(e)	536,970	457,197	71,532	5,828	2,413
Operating leases	10,196	1,846	3,237	2,363	2,750
Standby and commercial letters of credit	81,462	69,440	11,799	223	—
Commitments to extend credit(f)	425,271	107,138	41,447	29,607	247,079
PLGIT deposits(g)	50,270	50,270	—	—	—

Total contractual obligations	$1,466,231	$886,791	$223,751	$48,756	$306,933

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are effected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date was in 2008. The Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs without penalty for the remainder of the term.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(g)	Includes the contractual interest and letter of credit fees over the remaining term of obligations outstanding at December 31, 2008

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations (revised 2007) (“FAS 141(R)”). FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141 (R) requires acquisition related costs to be recognized separately from the acquisition and expensed as incurred. SFAS 141(R) requires the acquirer to recognize restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Corporation does not anticipate the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in EITF 03-6-1. The provisions of EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements.

In September 2008, the FASB ratified FASB Staff Position (“FSP”) 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Corporation does not anticipate the adoption of FSP 133-1 and FIN 45-4 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

In December 2008, the FASB issued FSP No. 132(R)-1 which amends SFAS No. 132(R) to require disclosure of additional information concerning assets held in a defined benefit pension or other postretirement benefit plan. In addition, a technical amendment has been made to SFAS No. 132(R) to restore the requirement, which was inadvertently removed, for non-public entities to disclose annual net periodic benefit cost. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, comparative information is not required for earlier periods presented. Note, though, that the technical amendment to SFAS No. 132(R) (FASB Accounting Standards Codification No. 715) regarding disclosure by non-public entities of net periodic benefit cost is effective immediately.

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

At December 31, 2008, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates increased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 5.0% more than it would be if market rates would remain unchanged. A 100 basis point (a 200 basis point ramp down would not be relevant in the current market conditions) parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 4.3% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 15.

Table 15 — Interest Sensitivity Analysis

Interest Sensitivity Analysis at December 31, 2008:

	Within	Three to Twelve	One to Five	Over	Non-Rate
	Three Months	Months	Years	Five Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$34,800	$34,800
Interest-earning deposits with other banks	5,266	—	—	—	—	5,266
Investment securities	71,490	114,338	149,198	108,000	—	443,026
Loans and leases, net of reserve for loan and lease losses:	543,887	261,039	516,424	129,086	(13,118)	1,437,318
Other assets	—	—	—	—	164,387	164,387

Total assets	$620,643	$375,377	$665,622	$237,086	$186,069	$2,084,797

Liabilities and shareholders’ equity:
Demand deposits — noninterest-bearing	$—	$—	$—	$—	$221,863	$221,863
Demand deposits — interest-bearing	343,767	22,863	121,353	—	—	487,983
Savings deposits	15,817	46,548	245,147		—	307,512
Time deposits	93,846	169,652	243,149	3,323	—	509,970
Borrowed funds	198,474	22,875	91,387	—	—	312,736
Other liabilities	—	—	—	—	41,526	41,526
Shareholders’ equity	—	—	—	—	203,207	203,207

Total liabilities and shareholders’ equity	$651,904	$261,938	$701,036	$3,323	$466,596	$2,084,797

Incremental gap	$(31,261)	$113,439	$(35,414)	$233,763	$(280,527)

Cumulative gap	$(31,261)	$82,178	$46,764	$280,527

Cumulative gap as a percentage of interest-earning assets	(1.65)%	4.33%	2.46%	14.77%

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

March 6, 2009
Philadelphia, PA

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$34,800	$47,135
Interest-earning deposits with other banks	5,266	502
Federal funds sold	—	11,748
Investment securities held-to-maturity (market value $1,432 and $1,933 at December 31, 2008 and 2007, respectively)	1,368	1,862
Investment securities available-for-sale	441,658	421,586
Loans and leases	1,450,436	1,355,442
Less: Reserve for loan and lease losses	(13,118)	(13,086)

Net loans and leases	1,437,318	1,342,356

Premises and equipment, net	32,602	27,977
Goodwill	50,236	44,438
Other intangibles, net of accumulated amortization of $6,497 and $5,855 at December 31, 2008 and 2007, respectively	5,815	2,643
Bank owned life insurance	45,419	46,689
Accrued interest and other assets	30,315	25,569

Total assets	$2,084,797	$1,972,505

LIABILITIES
Demand deposits, noninterest-bearing	$221,863	$226,513
Demand deposits, interest-bearing	487,983	582,528
Savings deposits	307,512	233,766
Time deposits	509,970	489,796

Total deposits	1,527,328	1,532,603

Securities sold under agreements to repurchase	81,230	94,276
Other short-term debt	111,500	—
Accrued expenses and other liabilities	41,526	32,447
Long-term debt	92,637	85,584
Subordinated notes	6,750	8,250
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,881,590	1,773,779

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 24,000,000 shares authorized at December 31, 2008 and 2007; 14,873,904 shares issued at December 31, 2008 and 2007; and 12,938,514 and 12,830,609 shares outstanding at December 31, 2008 and 2007, respectively	74,370	74,370
Additional paid-in capital	22,459	22,211
Retained earnings	151,816	143,066
Accumulated other comprehensive loss, net of tax benefit	(8,619)	(1,768)
Treasury stock, at cost; 1,935,390 shares and 2,043,295 shares at December 31, 2008 and 2007, respectively	(36,819)	(39,153)

Total shareholders’ equity	203,207	198,726

Total liabilities and shareholders’ equity	$2,084,797	$1,972,505

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Interest income
Interest and fees on loans and leases:
Taxable	$82,874	$92,606	$85,222
Exempt from federal income taxes	3,742	4,061	3,917

Total interest and fees on loans and leases	86,616	96,667	89,139

Interest and dividends on investment securities:
Taxable	17,071	15,458	11,865
Exempt from federal income taxes	4,269	3,859	3,854
Interest on time deposits with other banks	16	95	27
Interest on federal funds sold and term federal funds	394	454	281

Total interest income	108,366	116,533	105,166

Interest expense
Interest on demand deposits	9,324	16,289	11,886
Interest on savings deposits	4,348	3,833	1,615
Interest on time deposits	20,894	25,001	21,837
Interest on short-term borrowings	1,744	2,771	3,318
Interest on long-term borrowings	6,000	6,233	4,995

Total interest expense	42,310	54,127	43,651

Net interest income	66,056	62,406	61,515
Provision for loan and lease losses	8,769	2,166	2,215

Net interest income after provision for loan and lease losses	57,287	60,240	59,300

Noninterest income
Trust fee income	6,004	5,921	5,515
Service charges on deposit accounts	6,808	6,822	6,771
Investment advisory commission and fee income	2,374	2,538	2,284
Insurance commission and fee income	5,723	5,730	4,765
Bank owned life insurance income	2,791	1,503	1,475
Other service fee income	3,331	3,662	3,348
Net (loss) gains on sales of and impairments on securities	(971)	435	50
Net (loss) gains on dispositions of fixed assets	(40)	(112)	653
Other	286	380	556

Total noninterest income	26,306	26,879	25,417

Noninterest expense
Salaries and benefits	32,413	30,811	28,547
Net occupancy	5,230	4,753	4,362
Equipment	3,247	3,127	3,274
Marketing and advertising	1,499	831	1,685
Other	14,836	12,689	12,090

Total noninterest expense	57,225	52,211	49,958

Income before income taxes	26,368	34,908	34,759
Applicable income taxes	5,778	9,351	9,382

Net income	$20,590	$25,557	$25,377

Net income per share:
Basic	$1.60	$1.98	$1.96
Diluted	$1.60	$1.98	$1.95

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
		Other
	Common	Comprehensive		Additional
	Shares	(Loss)	Common	Paid-in	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total
	(In thousands, except per share data)

Balance at December 31, 2005	12,947,001	$(1,050)	$74,370	$22,051	$114,346	$(36,637)	$173,080
Comprehensive Income:
Net Income for 2006					25,377		25,377
Other comprehensive income, net of income tax of $471:
Unrealized gain on investment securities available-for-sale		814					814
Unrealized losses on swaps		61					61

Total comprehensive income							26,252

Cash dividends declared ($0.780 per share)					(10,114)		(10,114)
Stock issued under dividend reinvestment and employee stock purchase plans	77,749					2,051	2,051
Exercise of stock options	146,384				(1,367)	3,845	2,478
Tax benefits on stock based compensation				408			408
Acquisition of treasury stock	(165,805)					(4,482)	(4,482)
Adjustment to initially adopt SFAS Statement 158, net of income taxes of $2,309		(4,288)					(4,288)

Balance at December 31, 2006	13,005,329	(4,463)	74,370	22,459	128,242	(35,223)	185,385
Comprehensive Income:
Net Income for 2007					25,557		25,557
Other comprehensive income, net of income tax of $1,451:
Unrealized gain on investment securities available-for-sale		2,073					2,073
Unrecognized pension costs		622					622

Total comprehensive income							28,252

Cash dividends declared ($0.800 per share)					(10,304)		(10,304)
Stock issued under dividend reinvestment and employee stock purchase plans	78,882				29	1,978	2,007
Exercise of stock options	55,446				(459)	1,201	742
Tax benefits on stock based compensation				121			121
Acquisition of treasury stock	(328,048)					(7,498)	(7,498)
Restricted stock awards granted	19,000			(390)	1	389	—
Vesting of restricted stock awards				21			21

Balance at December 31, 2007	12,830,609	(1,768)	74,370	22,211	143,066	(39,153)	198,726
Net Income for 2008					20,590		20,590
Other comprehensive loss, net of income tax benefit of $3,689:
Unrealized gain on investment securities available-for-sale		382					382
Unrealized loss on swaps		(149)					(149)
Unrecognized pension costs		(7,084)					(7,084)

Total comprehensive income							13,739

Cash dividends declared ($0.800 per share)					(10,302)		(10,302)
Stock issued under dividend reinvestment and employee stock purchase plans	85,415			64		1,950	2,014
Exercise of stock options	87,134			(88)	12	1,904	1,828
Tax benefits on stock based compensation				204			204
Acquisition of treasury stock	(69,235)					(1,614)	(1,614)
Restricted stock awards granted	4,591			(94)		94	—
Vesting of restricted stock awards				162			162
Adjustment to initially adopt EITF No. 06-04					(1,550)		(1,550)

Balance at December 31, 2008	12,938,514	$(8,619)	$74,370	$22,459	$151,816	$(36,819)	$203,207

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$20,590	$25,557	$25,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,769	2,166	2,215
Depreciation of premises and equipment	2,246	1,987	2,187
Net accretion on investment securities	(339)	(270)	(298)
Amortization on intangibles	642	760	689
Premium accretion on deposits and FHLB borrowings	(453)	(605)	(708)
Bank owned life insurance income	(2,791)	(1,503)	(1,475)
Deferred tax (benefit) expense	(124)	421	538
Realized loss (gains) on sale of and impairment on investment securities	971	(435)	(50)
Realized losses (gains) on sales of fixed assets	40	112	(653)
Realized gains on sales of loans and leases	(198)	(197)	(386)
Realized gain on sale of real estate owned	(9)	—	—
Net decrease (increase) in deferred loan and lease fees and amortization of premiums on loans and leases	47	(557)	(198)
(Increase) decrease in interest receivable and other assets	(575)	7,448	(2,596)
Decrease in accrued expenses and other liabilities	(3,389)	(1,727)	(5,691)

Net cash provided by operating activities	25,427	33,157	18,951

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(9,720)	(198)	(4,336)
Proceeds from maturing securities held-to-maturity	44,971	758	11,039
Proceeds from maturing securities available-for-sale	167,768	67,345	185,312
Proceeds from the calls of securities held-to-maturity	28,800	—	—
Proceeds from sales and calls of securities available-for-sale	156,233	48,758	28,532
Purchases of investment securities held-to-maturity	(73,275)	—	—
Purchases of investment securities available-for-sale	(344,119)	(154,014)	(262,424)
(Increase) decrease in interest-earning deposits	(4,764)	80	(19)
Net decrease (increase) in federal funds sold	11,748	11,069	(10,167)
Purchases of bank owned life insurance	—	(8,500)	—
Proceeds from bank owned life insurance	3,984	—	—
Proceeds from sales of loans and leases	7,342	4,092	15,753
Purchases of lease financings	(49,671)	(34,711)	(20,943)
Net (increase) decrease loans and leases	(61,649)	27,187	(100,565)
Capital expenditures	(6,752)	(8,198)	(1,719)

Net cash used in investing activities	(129,104)	(46,332)	(159,537)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,269)	44,211	122,069
Net increase (decrease) in short-term borrowings	75,954	(23,385)	9,349
Issuance of long-term debt	30,000	10,000	30,000
Repayment of long-term debt	—	(1,000)	(9,075)
Repayment of subordinated debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(1,614)	(7,498)	(4,482)
Stock issued under dividend reinvestment and employee stock purchase plans	2,014	2,007	2,051
Proceeds from exercise of stock options, including tax benefits	2,032	863	2,886
Cash dividends paid	(10,275)	(10,344)	(9,982)

Net cash provided by financing activities	91,342	13,354	141,316

Net (decrease) increase in cash and due from banks	(12,335)	179	730
Cash and due from banks at beginning of year	47,135	46,956	46,226

Cash and due from banks at end of year	$34,800	$47,135	$46,956

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$44,593	$54,249	$40,426
Income taxes, net of refunds received	8,180	8,845	8,043
Assets acquired through acquisition	159	—	599
Goodwill and other intangibles due to acquisitions	9,561	198	4,895
Liabilities acquired through acquisitions	—	—	(1,158)

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

Organization

Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., formerly Vanguard Leasing, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance Company, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-three banking offices and provides banking and trust services to the residents and employees of twelve retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall. Banking services are also available on-line at the Corporation’s website www.univestdirect.com.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Realty Corporation, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of goodwill and other intangible assets, stock compensation expense and other real estate owned.

Interest-earning Deposits with Other Banks

Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at market value. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. The amortization of premiums and accretion of discounts are calculated using the effective yield method for mortgage-backed securities and the constant yield method for all other securities.

The Corporation reviews its debt and equity investment portfolios to determine if there are any instances where an investment may be considered other-than-temporarily impaired. The Corporation considers the following factors which, individually or in combination, indicate that a decline is other than temporary and that a write down of the carrying value is required: a) The length of time and extent to which the market value has been less than cost; b) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect future earnings potential; and c) The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. When the Corporation determines that a security’s unrealized loss is other-than-temporary, an impairment loss is recognized in the period in which the decline in value is determined to be other-than-temporary.

Loans and Leases

Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. Accrual of interest income on loans and leases ceases when collectibility of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Thereafter, income is only recognized as payments are received for loans and leases on which there is no uncertainty as to the collectibility of principal. Loans and leases are considered past due based upon failure to comply with contractual terms.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Loan and Lease Fees

Fees collected upon loan or lease origination and certain direct costs of originating loans and leases are deferred and recognized over the contractual lives of the related loans and leases as yield adjustments using the interest method. Upon prepayment or other disposition of the underlying loans and leases before their contractual maturities, any associated unearned fees or unamortized costs are recognized.

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

The Corporation maintains an unallocated reserve to recognize the existence of credit exposures that are within the loan and lease portfolio although currently undetected. There are many factors considered such as the inherent delay in obtaining information regarding a customer’s financial condition or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments. The Corporation also maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. In addition, the Bank’s primary examiner, as a regular part of their examination process, may require the Bank to increase the level of reserves.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires the Corporation to recognize all derivative financial instruments on its Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, we use pricing models that incorporate assumptions about market conditions and risks that are current as of the reporting date.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in market value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

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

Stock Options

Effective January 1, 2006 the Corporation adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method of transition. Under the provisions of SFAS 123R, the estimated fair value of share based awards is recognized as compensation expense over the vesting period. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the options, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and granted prior to the effective date of adoption and that remain unvested on the date of adoption. Prior to 2006, the Corporation had elected to follow the intrinsic value method The Corporation grants stock options to employees with an exercise price equal to the fair value of

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

the shares at the date of grant. The fair value of restricted stock is equivalent to the market value on the date of grant and is amortized over the vesting period.

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) provided 1,968,750 shares of common stock. During 2008 and 2007, 69,235 and 68,256 shares, respectively, were issued under the Reinvestment Plan, with 1,115,470 shares available for future purchase as of December 31, 2008.

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) provided 984,375 shares of common stock available for issuance. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Under SFAS 123R compensation expense must be recognized if the discount is greater than 5% of the fair value. During 2008 and 2007, 11,494 and 10,479 shares, respectively, were issued under the Purchase Plan, with 858,215 shares available for future purchase as of December 31, 2008.

Income Taxes

Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in non-interest expense in the year they are assessed and paid and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes.

Effective January 1, 2007 the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2008 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of December 31, 2008, Tax Years 2005 through 2008 remain subject to Federal examination as well as examination by state taxing jurisdictions.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

In accordance with SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation completes annual impairment tests for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives.

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

Bank Owned Life Insurance

The Corporation carries bank owned life insurance (“BOLI”) at the net cash surrender value of the policy. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank owned life insurance are reflected on the statement of cash flows under investing activities.

On January 1, 2008, the Corporation adopted Emerging Issues Task Force (“ETIF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, if an agreement is to provide an employee with a death benefit in a postretirement/ termination period, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other than Pensions” or Accounting Principles Board Opinion No. 12 “Omnibus Opinion — 1967 Classification and Disclosure of Allowances Disclosure of Depreciable Assets and Depreciation Deferred Compensation Contracts Capital Changes Convertible Debt and Debt Issued with Stock Warrants Amortization of Debt Discount and Expense or Premium” (“APB Opinion 12”). EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation chose option (a) as its method of adoption for EITF 06-4.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table shows the incremental effect of applying EITF 06-4 on individual line items in the Consolidated Balance Sheet at January 1, 2008:

	Before		After
	Application		Application
	of EITF 06-4	Adjustments	of EITF 06-4

Cash surrender value of insurance policies	$46,689	$123	$46,812
Total assets	1,972,505	123	1,972,628
Accrued split-dollar life insurance payable	—	1,673	1,673
Total liabilities	1,773,779	1,673	1,775,452
Retained earnings	143,066	(1,550)	141,516
Total shareholders’ equity	198,726	(1,550)	197,176
Total liabilities and shareholders’ equity	1,972,505	123	1,972,628

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. During 2006, 2007 and 2008, the Corporation recognized the costs associated with providing these benefits during the active service periods of employees in accordance with SFAS 106. At December 31, 2006, the Corporation adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if option common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations (revised 2007) (“FAS 141(R)”). FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141 (R) requires acquisition related costs to be recognized separately from the acquisition and expensed as incurred. SFAS 141(R) requires the acquirer to recognize restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Corporation does not anticipate the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The provisions of SFAS 162 did not have a material impact on our financial condition and results of operations.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this EITF 03-6-1. The provisions of EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

In September 2008, the FASB ratified FASB Staff Position (“FSP”) 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Corporation does not anticipate the adoption of FSP 133-1 and FIN 45-4 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

In December 2008, the FASB issued FSP No. 132(R)-1 which amends SFAS No. 132(R) to require disclosure of additional information concerning assets held in a defined benefit pension or other postretirement benefit plan. In addition, a technical amendment has been made to SFAS No. 132(R) to restore the requirement, which was inadvertently removed, for non-public entities to disclose annual net periodic benefit cost. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, comparative information is not required for earlier periods presented. Note, though, that the technical amendment to SFAS No. 132(R) (FASB Accounting Standards Codification No. 715) regarding disclosure by non-public entities of net periodic benefit cost is effective immediately.

Note 2.	Restrictions on Cash and Due from Bank Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2008 and 2007 was $6.0 million and $6.5 million, respectively, and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $6.1 million and $556 thousand for the years ended December 31, 2008 and 2007, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Investment Securities

The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at December 31, 2008 and 2007, by maturity within each type:

	December 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
Mortgage-backed securities:
Within 1 year	$5	$—	$—	$5	$7	$—	$—	$7
1 to 5 years	222	8	—	230	379	6	—	385
5 to 10 years	199	10	—	209	102	3	—	105
Over 10 years	927	46	—	973	1,360	62	—	1,422

	1,353	64	—	1,417	1,848	71	—	1,919

Other:
1 to 5 years	15	—	—	15	14	—	—	14

	15	—	—	15	14	—	—	14

Total	$1,368	$64	$—	$1,432	$1,862	$71	$—	$1,933

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies:
Within 1 year	$5,871	$—	$(9)	$5,862	$45,474	$—	$(80)	$45,394
1 to 5 years	97,994	884	(34)	98,844	71,040	620	—	71,660

	103,865	884	(43)	104,706	116,514	620	(80)	117,054

State and political subdivisions:
1 to 5 years	3,048	109	(5)	3,152	458	—	(4)	454
5 to 10 years	28,176	939	(37)	29,078	27,970	1,123	(18)	29,075
Over 10 years	68,572	478	(930)	68,120	56,975	344	(94)	57,225

	99,796	1,526	(972)	100,350	85,403	1,467	(116)	86,754

Mortgage-backed securities:
Within 1 year	175	1	—	176	79	1	—	80
1 to 5 years	2,910	3	(4)	2,909	3,969	4	—	3,973
5 to 10 years	8,524	143	(55)	8,612	4,167	15	(74)	4,108
Over 10 years	195,864	4,511	(1,959)	198,416	183,369	2,179	(384)	185,164

	207,473	4,658	(2,018)	210,113	191,584	2,199	(458)	193,325

Other:
Within 1 year	4,583	—	—	4,583	3,612	—	(6)	3,606
1 to 5 years	8,223	165	(150)	8,238	8,989	188	(5)	9,172

	12,806	165	(150)	12,821	12,601	188	(11)	12,778

Equity securities:
No stated maturity	14,207	53	(592)	13,668	12,562	39	(926)	11,675

	14,207	53	(592)	13,668	12,562	39	(926)	11,675

Total	$438,147	$7,286	$(3,775)	$441,658	$418,664	$4,513	$(1,591)	$421,586

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a market value of $311.7 million and $313.1 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes as required by law.

During the year ended December 31, 2008, available-for-sale securities with a fair value at the date of sale of $58.9 million were sold; $6.1 million were sold in 2007; and $1.7 million were sold in 2006. Gross realized gains on such sales totaled $282 thousand during 2008, $435 thousand in 2007 and $53 thousand in 2006. Gross realized losses on sales totaled $2 thousand in 2008, and $3 thousand in 2006, there were no losses on realized sales in 2007. Tax expense related to net realized gains from the sales of investment securities for the years ended December 31, 2008, 2007 and 2006 were $99 thousand, $152 thousand, and $18 thousand, respectively. Accumulated other comprehensive income related to securities of $2.3 million and $1.9 million, net of taxes, has been included in shareholders’ equity at December 31, 2008 and 2007, respectively. Unrealized losses in investment securities at December 31, 2008 and 2007 do not represent other-than-temporary impairments. The Corporation realized an impairment charge of $1.3 million to noninterest income on its equity portfolio during the year ended December 31, 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs.

At December 31, 2008 and 2007, the Bank held $1.7 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.4 million and $4.7 million as of December 31, 2008 and 2007, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of December 31, 2008, the FHLB stock is recorded at cost.

At December 31, 2008 and 2007, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2008:

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury, government corporations and agencies	$10,869	$(43)	$—	$—	$10,869	$(43)
State and political subdivisions	32,985	(704)	6,897	(268)	39,882	(972)
Mortgage-backed securities	17,167	(78)	8,909	(1,940)	26,076	(2,018)
Other	4,074	(150)	—	—	4,074	(150)

Subtotal debt securities	65,095	(975)	15,806	(2,208)	80,901	(3,183)
Equity securities	1,062	(270)	1,137	(322)	2,199	(592)

Total temporarily impaired securities	$66,157	$(1,245)	$16,943	$(2,530)	$83,100	$(3,775)

The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation has the ability and intent to hold the securities until maturity or until it can recover the entire value and does not consider debt securities to be other-than-temporarily impaired at December 31, 2008.

The equity securities within the preceding table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments to be other than temporarily impaired at December 31, 2008.

Note 4.	Loans and Leases

The following is a summary of the major loan and lease categories:

	At December 31,
	2008	2007

Commercial, financial and agricultural	$424,649	$381,826
Real estate-commercial	399,003	393,686
Real estate-construction	153,506	134,448
Real estate-residential	316,583	310,571
Loans to individuals	54,212	72,476
Lease financings	110,095	68,100

Total gross loans and leases	1,458,048	1,361,107
Less: Unearned income	(7,612)	(5,665)

Total loans and leases, net of unearned income	$1,450,436	$1,355,442

Net unamortized deferred loan and lease origination fees, which are recorded within each loan category, for the years ended December 31, 2008 and 2007 were $936 thousand and $713 thousand, respectively. Overdraft deposits are re-classified as loans and are included in the total loans and leases on

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

the balance sheet. For the years ended December 31, 2008 and 2007, overdrafts were $283 thousand and $239 thousand, respectively.

The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the Year 2013. At December 31, 2008, the schedule of minimum lease payments is as follows:

2009	$38,088
2010	30,963
2011	22,808
2012	13,352
2013	4,668
Thereafter	216

Total future minimum lease payments receivable	110,095
Less: Unearned income	(7,612)

Total lease financing receivables, net of unearned income	$102,483

Note 5.  Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$13,086	$13,283	$13,363
Provision for loan and lease losses	8,769	2,166	2,215
Recoveries	568	657	698
Loans and leases charged off	(9,305)	(3,020)	(2,993)

Balance at end of year	$13,118	$13,086	$13,283

Information with respect to loans and leases that are considered to be impaired under SFAS 114 is as follows:

	December 31,
	2008		2007
	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans and leases	$7,135		$7,639

Recorded investment in impaired loans at year-end subject to a specific reserve for loan losses and corresponding specific reserve	$166	$36	$4,120	$1,755
Recorded investment in impaired loans and leases at year-end requiring no specific reserve for loan and lease losses	5,243	—	2,758	—

Recorded investment in impaired loans and leases at year-end	$5,409		$6,878

Recorded investment in nonaccrual and restructured loans and leases	$5,409		$6,878

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Loans and leases greater than 90 days past due and still accruing interest were $1.1 million and $1.9 million at December 31, 2008 and 2007, respectively. Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $8 thousand and $15 thousand at December 31, 2008 and 2007, respectively. Other real estate owned was $346 thousand at December 31, 2008. There was no other real estate owned at December 31, 2007 and December 31, 2006.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for off-balance sheet credits was $150 thousand at December 31, 2008 and 2007, respectively.

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	December 31,
	2008	2007	2006

Nonaccrual and restructured loans and leases	$5,409	$6,878	$8,443
Interest income that would have been recognized under original terms	685	747	541

Interest income of $11 thousand was recognized on these loans and leases at December 31, 2008. No interest income was recognized on these loans and leases for the years ended December 31, 2007 and 2006.

Note 6.	Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
	2008	2007

Land and land improvements	$8,025	$7,017
Premises and improvements	32,567	29,364
Furniture and equipment	18,039	19,321

Total cost	58,631	55,702
Less: accumulated depreciation	(26,029)	(27,725)

Net book value	$32,602	$27,977

Note 7.	Intangible Assets

In accordance with the provisions of SFAS 142, the Corporation has completed an annual impairment test for the intangible asset category. There were no impairments in 2008 and $14 thousand was recognized in other noninterest expense on customer related intangibles In 2007. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was: $642 thousand for the year ended December 31, 2008; $742 thousand for the year ended December 31, 2007; and $683 thousand for the year ended December 31, 2006. The Corporation also has goodwill with a net carrying amount of $50.2 million, which is deemed to be an indefinite intangible asset and will not be amortized in accordance with SFAS 142. On December 29, 2008, the Corporation completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

comprehensive employee benefits packages to businesses both large and small. The Corporation recorded $2.7 million in goodwill and $740 thousand in customer related intangibles as a result of the Liberty Benefits, Inc. acquisition. On December 31, 2008, the Corporation completed the acquisition of the Trollinger Consulting Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. The customer related intangibles acquired in the 2008 purchases will be amortized over a weighted average period of 8.9 years. On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc., a full-service insurance agency, located in West Chester, Pa. In connection with this acquisition, $3.1 million was recorded to goodwill, $1.5 million was recorded to a customer-related intangible and $100 thousand was recorded for a covenant not to compete. The Corporation recorded additional goodwill of $151 thousand in 2008 related to its 2005 acquisition of Donald K. Martin & Company.

Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2008 and 2007 were as follows:

Balance as of December 31, 2006	$44,273
Additions:
B.G. Balmer & Company	14
Donald K. Martin & Company	151

Balance as of December 31, 2007	44,438

Additions:
Donald K. Martin & Company	151
Liberty Benefits, Inc.	2,720
Trollinger Consulting Group	2,927

Balance as of December 31, 2008	$50,236

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Fair	Net	Gross	and Fair	Net
	Carrying	Value	Carrying	Carrying	Value	Carrying
	Amount	Adjustments	Amount	Amount	Adjustments	Amount

Amortized intangible assets:
Covenants not to compete	$320	$268	$52	$320	$248	$72
Branch acquisitions	2,951	2,951	—	2,951	2,951	—
Core deposit intangibles	2,201	1,539	662	2,201	1,293	908
Customer related intangibles	5,302	619	4,683	1,539	388	1,151
Mortgage servicing rights, net	1,538	1,120	418	1,487	975	512

Total amortized intangible assets	$12,312	$6,497	$5,815	$8,498	$5,855	$2,643

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is:

Year	Amount

2009	$1,360
2010	1,198
2011	964
2012	725
2013	540

The following table reflects the components of residential mortgage servicing rights as of the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006

Mortgage servicing rights beginning balance	$512	$540	$628
Mortgage servicing rights capitalized	51	31	15
Mortgage servicing rights amortized	(27)	(44)	(97)
Fair market value adjustments	(118)	(15)	(6)

Mortgage servicing rights ending balance	$418	$512	$540

Mortgage loans serviced for others	$55,138	$57,774	$61,239

The balance of capitalized mortgage servicing rights, net of fair market value adjustments and accumulated amortization, or fair value, included in other assets at December 31, 2008 was $418 thousand and at December 31, 2007 was $512 thousand. The aggregate fair value of these rights was $418 thousand and $512 thousand at December 31, 2008 and 2007, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 7.5% for 2008. Amortization of mortgage servicing rights of approximately $27 thousand was recorded during 2008, $44 thousand during 2007, and $97 thousand during 2006. The cumulative unfavorable fair market value adjustments were $166 thousand, $48 thousand and $33 thousand at December 31, 2008, 2007 and 2006, respectively.

Note 8.	Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2008	2007	2006

Current:
Federal	$5,727	$8,688	$8,606
State	175	242	238
Deferred:
Federal	(124)	421	538

	$5,778	$9,351	$9,382

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2008	2007	2006

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(9.9)	(7.3)	(7.4)
Increase in value of bank owned life insurance assets	(3.7)	(1.5)	(1.5)
Other, including state income taxes	0.5	0.6	0.8

	21.9%	26.8%	26.9%

During the twelve months ended December 31, 2008 and 2007, the Corporation recorded tax benefits resulting from the exercise of employee stock options of $210 thousand and $121 thousand, respectively, to additional paid-in capital. During 2008, deferred tax assets of $6 thousand were reversed and charged to additional paid-in capital as a result of unrecognizable non-qualified stock option expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. No valuation allowance was recognized for the deferred tax assets at December 31, 2008 and 2007, as management believes it is more likely than not that such deferred tax assets will be realized.

As of December 31, 2008 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of December 31, 2008, Tax Years 2005 through 2008 remain subject to Federal examination as well as examination by state taxing jurisdictions.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2008	2007

Deferred tax assets:
Loan and lease loss	$4,591	$4,580
Deferred compensation	2,041	1,966
Postretirement benefits	459	453
Actuarial adjustments on postretirement benefits*	5,789	1,974
Vacation accrual	376	366
Deferred fees and expense	—	103
Depreciation	12	—
Other-than-temporary impairment on equity securities	438	—
Other	374	285

Total deferred tax assets	14,080	9,727

Deferred tax liabilities:
Market discount	263	429
Retirement plans	1,696	1,467
Depreciation	—	36
Deferred fees and expense	63	—
Prepaid expenses	340	311
Intangible assets	334	90
Net unrealized holding gains on securities available for sale and swaps*	1,148	1,022
Other	402	345

Total deferred tax liabilities	4,246	3,700

Net deferred tax assets	$9,834	$6,027

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).

Note 9.	Retirement Plan and Supplemental Retirement Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.

The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits are reported under “Other Postretirement Benefits” within this footnote.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2008, 2007 and 2006 was $493 thousand, $507 thousand and $440 thousand, respectively.

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$30,425	$29,669	$1,319	$1,313
Service cost	1,209	1,290	47	61
Interest cost	1,868	1,763	75	76
Actuarial loss (gain)	4,906	(534)	134	(34)
Benefits paid	(2,003)	(1,763)	(89)	(97)

Benefit obligation at end of year	$36,405	$30,425	$1,486	$1,319

Change in plan assets:
Fair value of plan assets at beginning of year	$23,452	$22,025	$—	$—
Actual return on plan assets	(4,342)	1,690	—	—
Benefits paid	(2,003)	(1,763)	(89)	(97)
Employer contribution and non-qualified benefit payments	2,315	1,500	89	97

Fair value of plan assets at end of year	19,422	23,452	—	—

Funded status	(16,983)	(6,973)	(1,486)	(1,319)
Unrecognized net actuarial loss	16,123	5,380	285	167
Unrecognized prior service benefits (costs)	243	288	(109)	(129)

Net amount recognized	$(617)	$(1,305)	$(1,310)	$(1,281)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
	2008	2007

Projected benefit obligation	$30,886	$24,432
Accumulated benefit obligation	26,615	22,030
Fair value of plan assets	19,422	23,452

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$1,209	$1,290	$1,197	$47	$61	$58
Interest cost	1,868	1,763	1,634	75	76	78
Expected return on plan assets	(1,872)	(1,798)	(1,565)	—	—	—
Amortization of net loss	358	366	354	3	6	11
Amortization (accretion) of prior service cost	46	(43)	(73)	(20)	(20)	(20)

Net periodic benefit cost	$1,609	$1,578	$1,547	$105	$123	$127

During 2009, the Corporation expects to contribute approximately $2.2 million to the Retirement Plans and approximately $126 thousand to Other Postretirement Benefits.

The following benefit payments, which reflect an expected future service, as appropriate, are expected to be paid:

		Other
		Postretirement
For the Fiscal Year Ending:	Retirement Plans	Benefits

2009	$2,139	$90
2010	2,135	95
2011	2,272	100
2012	2,451	106
2013	2,620	111
Years 2014-2018	13,285	575

Weighted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2008	2007	2008	2007

Assumed discount rate for obligation	5.9%	6.4%	5.9%	6.5%
Assumed salary increase rate	5.1%	5.1%	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2008 and 2007 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2008	2007	2008	2007

Assumed discount rate for obligation	6.2%	5.9%	6.5%	6.0%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	5.1	5.1	—	—

The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Assumed Health Care Cost Trend Rates	2008	2007	2006

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2010	2009	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	50	(45)

The Corporation’s pension plan asset allocation at December 31, 2008 and 2007, by asset category was as follows:

	Percentage of
	Plan Assets at
	December 31,
Asset Category:	2008	2007

Equity securities	44%	50%
Debt securities	49	48
Other	7	2

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50%-equity-to-50%-fixed-income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

Note 10.	Long-Term Incentive Plan

The Corporation adopted the shareholder-approved 2003 Long-Term Incentive Plan to replace the 1993 Long-Term Incentive Plan at its expiration. The 385,546 unissued common shares remaining under the 1993 plan expired and are no longer available for future options. There were no options to purchase common shares outstanding at December 31, 2008 under the 1993 plan. The Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock under the 2003 plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after one year, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 1,033,380 common shares available for future grants at December 31, 2008 under the 2003 plan. At December 31, 2008 there were 391,115 options to purchase common stock and 14,918 unvested restricted stock awards outstanding under the 2003 Plan.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the status of options granted under the 1993 and 2003 Long-term Incentive Plans during 2008:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value at
	Shares Under	Price per	Contractual	December 31,
	Option	Share	Life (Years)	2008

Outstanding at December 31, 2007	545,220	$23.36
Granted	—	—
Expired	(7,434)	26.54
Forfeited	(6,499)	22.08
Exercised	(140,172)	22.84

Outstanding at December 31, 2008	391,115	23.51	7.6	$3,376

Exercisable at December 31, 2008	153,417	26.26	5.9	902

The total intrinsic values of options exercised during 2008, 2007 and 2006 were $1.1 million, $606 thousand and $1.7 million respectively.

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

Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123R for all shares granted after the effective date of adoption and for those shares granted prior to the effective date of adoption that remained unvested on the date of adoption. The following aggregated assumptions were made for options granted during Fiscal Years 2007 and 2006, there were no options granted in 2008:

	For the Years Ended
	December 31,
	2008	2007	2006

Expected option life in years	—	7.1	8.9
Risk free interest rate	—	3.70%	5.15%
Expected dividend yield	—	3.79%	3.04%
Expected volatility	—	.258	.309
Fair value of options	—	$4.25	$7.96

Following is a summary of nonvested restricted stock awards as of December 31, 2008 including changes during the year:

		Weighted Average
		Grant Date Fair
	Nonvested Share Awards	Value

Nonvested share awards at December 31, 2007	18,000	$21.11
Granted	4,591	26.00
Vested	(7,673)	21.11
Forfeited	—	—

Nonvested share awards at December 31, 2008	14,918	22.61

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The fair value of restricted stock is equivalent to the market value on the date of grant and is amortized over the vesting period. The fair value of the restricted stock awards granted during 2008 and 2007 was $26.00 and $21.12 per share, respectively. The total intrinsic value of restricted stock awards that vested during 2008 and 2007 was $229 thousand and $21 thousand, respectively. There were no restricted stock awards during 2006. As of December 31, 2008 and 2007, there was $337 thousand and $380 thousand, respectively, in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.7 years and 2.9 years, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Corporation recognized stock-based compensation expense of $449 thousand, $420 thousand and $522 thousand, respectively, on stock options; $184 thousand and $22 thousand during 2008 and 2007, respectively, on restricted stock awards; and $28 thousand, $26 thousand and $26 thousand during 2008, 2007 and 2006, respectively, on the Employee Stock Purchase Plan. During the years ended December 31, 2008, 2007 and 2006, the Corporation recognized a tax benefit on nonqualified stock option expense and restricted stock awards of $125 thousand, $47 thousand and $47 thousand, respectively.

During the year ended December 31, 2008, 2007 and 2006, the Corporation accelerated the vesting of 5,000, 5,150 and 4,437 options, respectively, for employees as permitted under the 1993 and 2003 Long-Term Incentive Plans upon retirement. The accelerated options became exercisable upon the date of retirement and are exercisable up to a two-year period post-retirement; however incentive stock options become nonqualified after 90-days post-retirement. As a result of these modifications, additional compensation expense of $38 thousand, $33 thousand and $15 thousand for years ended December 31, 2008, 2007 and 2006, respectively, was recognized. During the year ended December 31, 2008, the Corporation accelerated the vesting of 2,500 restricted stock awards as permitted under the 2003 Long-Term Incentive Plans upon retirement. As a result of this modification, additional compensation expense of $53 thousand was recognized in 2008.

During the years ended December 31, 2008, 2007 and 2006, cash proceeds from the exercise of stock options were $1.8 million, $742 thousand, and $2.5 million, respectively; the tax benefit recognized and recorded to additional paid in capital was $210 thousand, $121 thousand and $408 thousand, respectively.

The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.

Note 11.	Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $141.1 million at December 31, 2008 and $123.3 million at December 31, 2007, with interest expense of $4.8 million for 2008 and $7.3 million for 2007.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

Due in 2009	$125,419
Due in 2010	11,747
Due in 2011	3,185
Due in 2012	163
Due in 2013	224
Thereafter	379

Total	$141,117

Note 12.	Borrowings

At December 31, 2008 and 2007 long-term borrowings consisted of the following:

	Balance		Interest Rate
	2008	2007	2008	2007	Maturity

Federal Home Loan Bank Advances*	$92,000	$84,500	4.31%	5.24%	January 2010 - January 2013
Subordinated Term Loan Note	2,250	2,750	3.31%	5.50%	April 2013
Subordinated Term Loan Note	4,500	5,500	3.31%	6.72%	May 2013
Trust Preferred Securities	20,619	20,619	7.87%	7.75%	October 2033

	$119,369	$113,369

*	Federal Home Loan Bank Advances are calculated at a weighted average rate and do not include the fair value adjustment of $637 thousand and $1.1 million at December 31, 2008 and 2007, respectively, recorded on debt assumed through the 2003 acquisitions.

The contractual maturities of long-term borrowings as of December 31, 2008 are as follows:

Due in 2009	$1,500
Due in 2010	88,500
Due in 2011	1,500
Due in 2012	1,500
Due in 2013	5,750
Thereafter	20,619

$119,369

Advances from the FHLB are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair market value adjustment of the assumed advances was $637 thousand at December 31, 2008. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $286.5 million. At December 31, 2008, the Bank’s outstanding borrowings under the FHLB credit facilities totaled $149.5 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the $149.5 million of outstanding FHLB borrowings are

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

$44.5 million of convertible advances whereby the FHLB has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month U.S. London Interbank Borrowing Rate (“LIBOR”). The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converted to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013. At December 31, 2008 and 2007, the outstanding balance of these notes was $6.8 million and $8.3 million, respectively.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The deconsolidation of Univest Capital Trust I increased the carrying amount of the Trust Preferred Securities by $619 thousand. The 30-year term securities were issued on a variable rate based upon the published LIBOR rate plus 3.05% per annum. The initial interest rate of the securities was 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2008, the $20.6 million in Trust Preferred Securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

The Bank maintains federal fund credit lines with several correspondent banks totaling $77.0 million at December 31, 2008 and 2007. Outstanding borrowings under these lines totaled $54.0 million at December 31, 2008; there were no outstanding balance at December 31, 2007. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2008, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2008	2007	2006

Balance at December 31	$81,230	$94,276	$99,761
Weighted average interest rate at year end	0.49%	1.80%	2.19%
Maximum amount outstanding at any month’s end	$92,962	$94,276	$104,581
Average amount outstanding during the year	$84,254	$86,641	$96,624
Weighted average interest rate during the year	1.12%	2.30%	2.19%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2008	2007	2006

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$20,590	$25,557	$25,377

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	12,873	12,885	12,960
Effect of dilutive securities:
Employee stock options	22	26	51

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	12,895	12,911	13,011

Basic earnings per share	$1.60	$1.98	$1.96

Diluted earnings per share	$1.60	$1.98	$1.95

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2008, 2007 and 2006, there were 88,267, 232,204 and 107,249 anti-dilutive options at an average price of $28.26, $25.96, and $28.26 per share, respectively.

Note 14.	Accumulated Comprehensive Income

The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
	2008	2007	2006

Net Income	$20,590	$25,557	$25,377
Unrealized gain on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(149)	—	61
Unrealized (loss) gain on available-for-sale investment securities:
Unrealized (losses) gains arising during the period	(249)	2,356	846
Less: reclassification adjustment for (losses) gains realized in net income	(631)	283	32
Defined benefit pension plans:
Unrealized (losses) gains arising during the period	(7,336)	534	—
Less: accretion of net loss included in net periodic pension costs	(235)	(242)	—
Prior service costs (benefits) rising during the period	34	(195)	—
Less: amortization (accretion) of prior service cost included in net periodic pension costs	17	(41)	—

Total comprehensive income	$13,739	$28,252	$26,252

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Commitments and Contingencies

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

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees. As of December 31, 2008, the maximum potential amount of future payments under the standby letters of credit is $81.3 million. The current carrying amount of the contingent obligation is $175 thousand.

This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank also controls their credit risk by limiting the amount of credit to any business, institution, or individual. At December 31, 2008, the Bank has limited its credit risk by reducing its unsecured exposure to a single institution to $320 thousand from $31.4 million for the same period in 2007. Management evaluates the creditworthiness of the institution on at least a quarterly basis in an effort to monitor its credit risk associated with this concentration.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. At December 31, 2008 the reserve for off-balance sheet credits was $150 thousand.

Based on consultation with the Corporation’s legal counsel, Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
Amount

Financial instruments representing credit risk:
Commitments to extend credit	$425,271
Performance letters of credit	33,582
Financial standby letters of credit	47,680
Other letters of credit	200

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. A summary of the future minimum rental commitments under non-cancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2009	$1,846
2010	1,664
2011	1,573
2012	1,307
2013	1,056
Thereafter	2,750

Total	$10,196

Rental expense charged to operations was $2.0 million, $1.8 million, and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 16.	Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in market value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in equity until the underlying cash flows occur, at which time the deferred gains and losses are included in the initial measurement of the associated asset or liability or are recognized in income.

On December 23, 2008, the Corporation has entered into a $20.0 million notional interest rate swap, which has been classified as a cash flow hedge of $20.0 million of trust preferred securities. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 2.65% and receive a floating rate which is based on the three month U.S. London Interbank Borrowing Rate (“LIBOR”) with a termination date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the value of the hedged items. At December 31, 2008, the interest rate swap had a negative fair value of $229 thousand.

At December 31, 2007 and December 31, 2006, there were no swaps outstanding. As of December 31, 2005 there was $20 million in notional amount of interest-rate swaps that expired on November 2, 2006.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is an analysis of the changes in the net (loss) gain on cash flow hedges recognized in equity:

	For the Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$—	$—	$(61)
Net (loss) gain for the year	(149)	$—	61

Balance at end of year	$(149)	$—	$—

Note 17.	Fair Values of Financial Instruments

As of January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of SFAS 157.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity and most U.S. Government securities.

•	Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (“MBS”), corporate debt securities, corporate and municipal bonds, asset-backed securities (“ABS”), residential mortgage loans held for sale and mortgage servicing rights.

•	Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”), MBS and ABS securities; and not readily marketable equity investments.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

Loans Held for Sale

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Company’s loans held for sale are primarily residential mortgage loan and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at December 31, 2008 were carried at the lower of cost or estimated fair value.

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

Interest Rate Swap

The fair value of interest rate swaps are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Interest rate swaps are classified within level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis, all of which were measured at fair value prior to the adoption of SFAS 157, are summarized below:

	At December 31,
	2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

Assets:
Available-for-sale securities	$2,908	$430,618	$8,132	$441,658
Mortgage servicing rights	—	418	—	418

Total assets	$2,908	$431,036	$8,132	$442,076

Liabilities:
Interest rate swap	$—	$229	$—	$229

Total liabilities	$—	$229	$—	$229

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	(Losses) or	Gains or	(Sales or	December 31,
	2007	Gains	(Losses)	Paydowns)	2008

Available-for-sale securities:
Asset-backed securities	$1,995	$(15)	$—	$(769)	$1,211
Commercial mortgage obligations	7,644	(1,650)	—	(654)	5,340
Not readily marketable equity securities	1,581	—	—	—	1,581

Total Level 3 assets	$11,220	$(1,665)	$—	$(1,423)	$8,132

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no realized gains or losses recognized on Level 3 assets during the twelve-month periods ended December 31, 2008.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2008.

The following table represents the estimates of fair value of financial instruments:

	At December 31, 2008		At December 31, 2007
	Carrying, Notional		Carrying, Notional
	or Contract		or Contract
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$40,066	$40,066	$59,385	$59,385
Investment securities	443,026	443,090	423,448	423,519
Loans held for sale	544	550	—	—
Net loans and leases	1,437,318	1,503,283	1,342,356	1,384,190
Liabilities:
Deposits	1,527,328	1,539,879	1,532,603	1,538,404
Short-term borrowings	192,730	192,730	94,276	104,276
Long-term borrowings	120,006	124,084	114,453	106,866
Interest rate swap	20,000	229	—	—
Off-Balance-Sheet:
Commitments to extend credit	425,271	(389)	425,035	(818)
Letters of credit	81,462	(829)	63,125	(657)

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

Long-term borrowings:  The fair values of the Corporation’s long-term borrowings (other than deposits) are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.

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

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

					To Be Well-
					Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Consolidated	$191,469	11.60%	132,060	8.00%	$165,075	10.00%
Univest National Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	175,801	10.65	66,030	4.00	99,045	6.00
Univest National Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Consolidated	175,801	8.94	59,023	3.00	78,697	4.00
Univest National Bank	165,267	8.46	58,640	3.00	78,186	4.00
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Consolidated	$190,283	12.46%	$122,173	8.00%	$152,716	10.00%
Univest National Bank	179,294	12.02	119,374	8.00	149,218	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	173,297	11.35	61,086	4.00	91,630	6.00
Univest National Bank	166,058	11.13	59,687	4.00	89,531	6.00
Tier 1 Capital (to Average Assets):
Consolidated	173,297	9.11	57,079	3.00	76,105	4.00
Univest National Bank	166,058	8.81	56,574	3.00	75,432	4.00

As of December 31, 2008 and December 31, 2007, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2008, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2009 without approval of the Office of Comptroller of the Currency of approximately $17.3 million plus an additional amount equal to the Bank’s net profits for 2009 up to the date of any such dividend declaration.

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

At December 31, 2008, loans to directors and executive officers of the Corporation and companies in which directors have an interest (“Related Parties”) aggregated $46.0 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

The summary of activity for the past year is as follows:

			Balance at
Balance at		Amounts	December 31,
January 1, 2008	Additions	Collected	2008

$55,892	$87,096	$96,984	$46,004

The Corporation paid $3.6 million and $2.5 million during 2008 and 2007, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is president of H. Mininger & Son, Inc.

Deposits received from Related Parties as of December 31, 2008 were $12.2 million.

At December 31, 2008, the Bank had commitments to extend credit to Related Parties of $19.6 million and standby and commercial letters of credit for Related Parties of $723 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectibility or present other unfavorable terms.

Note 20.	Subsequent Event

On February 27, 2009, the FDIC approved an emergency one-time special assessment to replenish its insurance fund as bank failures have been accelerating. The one-time emergency assessment fee of 20 cents per 100 dollars in insured deposits will be collected during the third quarter of 2009. It is possible that the one-time assessment will be reduced to 10 cents per 100 dollars in insured deposits. Additionally, the FDIC increased the standard fee it charges banks from a rate of 10 to 14 cents (as proposed in October 2008) to 12 to 16 cents per 100 dollars in insured deposits. The impact on the Corporation is anticipated to be an approximate $2.9 million to $4.5 million increase in FDIC assessments in 2009 compared to 2008 depended upon the one-time assessment of 10 cents or 20 cents per 100 dollars in insured deposits.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Parent Company Financial Information

Condensed financial statements of Univest, parent company only, follow:

	At December 31,
Balance Sheets	2008	2007

Assets:
Cash and balances due from financial institutions	$1,042	$94
Investments in securities	10,350	10,207
Investments in subsidiaries, at equity in net assets:
Bank	208,580	200,154
Non-banks	21,426	21,093
Other assets	14,622	9,803

Total assets	$256,020	$241,351

Liabilities:
Dividends payable	$2,586	$2,559
Subordinated capital notes	6,750	8,250
Trust preferred securities	20,619	20,619
Other liabilities	22,858	11,197

Total liabilities	52,813	42,625

Shareholders’ equity	203,207	198,726

Total liabilities and shareholders’ equity	$256,020	$241,351

	For the Years Ended December 31,
Statements of Income	2008	2007	2006

Dividends from bank	$13,542	$15,985	$16,019
Dividends from non-banks	1,200	1,200	1,190
(Loss) gain on sales of and impairments of investment securities	(1,172)	52	3
Other income	13,325	13,380	13,986

Total operating income	26,895	30,617	31,198
Operating expenses	15,444	14,216	14,227

Income before income tax (benefit) expense and equity in undistributed income (loss) of subsidiaries	11,451	16,401	16,971
Applicable income tax (benefit) expense	(852)	(178)	77

Income before equity in undistributed income (loss) of subsidiaries	12,303	16,579	16,894
Equity in undistributed income (loss) of subsidiaries:
Bank	8,264	8,989	7,714
Non-banks	23	(11)	769

Net income	$20,590	$25,557	$25,377

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Cash Flows	2008	2007	2006

Cash flows from operating activities:
Net income	$20,590	$25,557	$25,377
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(8,287)	(8,978)	(8,483)
Realized losses (gains) on sale of and impairments on investment securities	1,172	(52)	(3)
Depreciation of premises and equipment	99	146	365
Increase in other assets	(1,013)	(539)	(2,801)
(Decrease) increase in other liabilities	(856)	2,466	273

Net cash provided by operating activities	11,705	18,600	14,728

Cash flows from investing activities:
Investments in subsidiaries	(310)	—	—
Proceeds from sales of securities	5,702	4,553	1,648
Purchases of investment securities	(6,680)	(6,631)	(5,395)
Net capital expenditures	(126)	—	—

Net cash used in investing activities	(1,414)	(2,078)	(3,747)

Cash flows from financing activities:
Repayment of long-term debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(1,614)	(7,498)	(4,482)
Stock issued under dividend reinvestment and employee stock purchase plans	2,014	2,007	2,051
Proceeds from exercise of stock options	2,032	863	2,886
Cash dividends paid	(10,275)	(10,344)	(9,982)

Net cash used in financing activities	(9,343)	(16,472)	(11,027)

Net increase (decrease) in cash and due from financial institutions	948	50	(46)
Cash and due from financial institutions at beginning of year	94	44	90

Cash and due from financial institutions at end of year	$1,042	$94	$44

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,810	$2,349	$2,289

Income tax, net of refunds received	$7,791	$8,583	$7,827

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 22.	Quarterly Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2008 and 2007 were as follows:

2008 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$26,524	$26,739	$27,010	$28,093
Interest expense	9,630	10,148	10,370	12,162

Net interest income	16,894	16,591	16,640	15,931
Provision for loan and lease losses	2,427	3,046	2,297	999

Net interest income after provision for loan and lease losses	14,467	13,545	14,343	14,932
Net (losses) gains on sales of and impairment on securities	(122)	(692)	(213)	56
Noninterest income	5,381	6,178	8,117	7,601
Noninterest expense	14,867	13,665	15,085	13,608

Income before income taxes	4,859	5,366	7,162	8,981
Applicable income taxes	1,054	1,176	1,288	2,260

Net income	$3,805	$4,190	$5,874	$6,721

Per share data:
Net income:
Basic	$0.30	$0.33	$0.46	$0.52

Diluted	$0.29	$0.33	$0.46	$0.52

Dividends per share	$0.20	$0.20	$0.20	$0.20

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

2007 Quarterly Financial Data:	Fourth	Third	Second	First
	($ in thousands)

Interest income	$29,245	$29,782	$29,206	$28,300
Interest expense	13,715	13,989	13,568	12,855

Net interest income	15,530	15,793	15,638	15,445
Provision for loan and lease losses	433	456	653	624

Net interest income after provision for loan and lease losses	15,097	15,337	14,985	14,821
Net gains on sales of securities	125	259	51	—
Noninterest income	6,362	6,653	6,513	6,916
Noninterest expense	12,636	13,082	13,331	13,162

Income before income taxes	8,948	9,167	8,218	8,575
Applicable income taxes	2,401	2,479	2,143	2,328

Net income	$6,547	$6,688	$6,075	$6,247

Per share data:
Net income:
Basic	$0.51	$0.52	$0.47	$0.48

Diluted	$0.51	$0.52	$0.47	$0.48

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Internal controls over financial reporting are the responsibility of the Management of the Corporation. Based on their assessment, Management believes the internal control process is effective as of December 31, 2008, although no evaluation of controls can provide absolute assurance that control weaknesses or fraud activity does not exist at the Corporation.

Management is required to base its assessment of the effectiveness of internal control over financial reporting on a suitable, recognized control framework. Our assessment was based on the “Internal Control-Integrated Framework,” which was developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2008, 2007 and 2006 has been audited by KPMG LLP, independent registered public accounting firm. KPMG LLP presented the Corporation with unqualified opinions for these years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited Univest Corporation of Pennsylvania and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

March 6, 2009
Philadelphia, PA

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 21, 2009 (“2009 Proxy”), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and “Nominating and Governance Committee.”

The Corporation has adopted a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The waiver reporting requirement process was established in 2004 and there have been no waivers. The codes of conduct are available on the Corporation’s website at and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

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

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2009 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2008 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2009 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description

(3.1)	Articles of Incorporation as Amended through April 11, 2006 are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.
(3.2)	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.
(10.1)	Univest 2003 Amended and Restated Long-term Incentive Plan is incorporated by reference to Appendix A of the Corporation’s Definitive Proxy Statement on Form DEF14A, File No. 000-07617, filed with the SEC on March 7, 2008.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC March 7, 2005.
(10.3)	Supplemental Retirement Plan incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC March 7, 2005.
(11)	Statement Re Computation of Per Share Earnings -- is incorporated by reference from Footnote 13 in Item (8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	KPMG LLP — Consent of independent registered public accounting firm
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Jeffrey M. Schweitzer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer
Executive Vice President and Chief Financial Officer
February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	February 27, 2009
/s/ Marvin A. Anders Marvin A. Anders	Retired Chairman, Director	February 27, 2009
/s/ Charles H. Hoeflich Charles H. Hoeflich	Chairman Emeritus	February 27, 2009
/s/ R, Lee Delp R, Lee Delp	Director	February 27, 2009
/s/ William G. Morral William G. Morral	Director	February 27, 2009
/s/ Norman L. Keller Norman L. Keller	Director	February 27, 2009
/s/ Thomas K. Leidy Thomas K. Leidy	Director	February 27, 2009
/s/ H. Ray Mininger H. Ray Mininger	Director	February 27, 2009
/s/ Merrill S. Moyer Merrill S. Moyer	Director	February 27, 2009
/s/ Paul G. Shelly Paul G. Shelly	Director	February 27, 2009
/s/ John U. Young John U. Young	Director	February 27, 2009
/s/ K. Leon Moyer K. Leon Moyer	Vice Chairman	February 27, 2009