Form 10-Q
period 2009-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2009-05-08
CIK 102212

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617
UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)
14 North Main Street, Souderton, Pennsylvania 18964
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (215) 721-2400
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	12,996,291

(Title of Class)	(Number of shares outstanding at 3/31/09)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	March 31, 2009	December 31, 2008
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$32,882	$34,800
Interest-earning deposits with other banks	4,192	5,266
Investment securities held-to-maturity (fair value $1,358 and $1,432 at March 31, 2009 and December 31, 2008, respectively)	1,277	1,368
Investment securities available-for-sale	409,080	430,898
Loans held for sale	5,072	544
Loans and leases	1,450,420	1,449,892
Less: Reserve for loan and lease losses	(14,720)	(13,118)

Net loans and leases	1,435,700	1,436,774

Premises and equipment, net	32,970	32,602
Goodwill	50,398	50,236
Other intangibles, net of accumulated amortization of $6,860 and $6,497 at March 31, 2009 and December 31, 2008, respectively	5,605	5,815
Bank owned life insurance	45,576	45,419
Accrued interest and other assets	43,149	41,075

Total assets	$2,065,901	$2,084,797

LIABILITIES
Demand deposits, noninterest-bearing	$218,148	$221,863
Demand deposits, interest-bearing	486,987	487,983
Savings deposits	332,672	307,512
Time deposits	535,245	509,970

Total deposits	1,573,052	1,527,328

Securities sold under agreements to repurchase	78,146	81,230
Other short-term debt	75,500	111,500
Accrued expenses and other liabilities	40,649	41,526
Long-term debt	65,322	92,637
Subordinated notes	6,375	6,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,859,663	1,881,590

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2009 and December 31, 2008; 14,873,904 shares issued at March 31, 2009 and December 31, 2008; 12,996,291 and 12,938,514 shares outstanding at March 31, 2009 and December 31, 2008, respectively	74,370	74,370
Additional paid-in capital	21,382	22,459
Retained earnings	153,065	151,816
Accumulated other comprehensive loss, net of tax benefit	(7,129)	(8,619)
Treasury stock, at cost; 1,877,613 shares and 1,935,390 shares at March 31, 2009 and December 31, 2008, respectively	(35,450)	(36,819)

Total shareholders’ equity	206,238	203,207

Total liabilities and shareholders’ equity	$2,065,901	$2,084,797

Note:
The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended
	March 31,
	2009	2008
	($ in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$18,548	$21,366
Exempt from federal income taxes	922	933

Total interest and fees on loans and leases	19,470	22,299

Interest and dividends on investment securities:
Taxable	3,816	4,388
Exempt from federal income taxes	1,113	1,058
Interest on federal funds sold and term federal funds	3	262

Total interest income	24,402	28,007

Interest expense
Interest on deposits	6,412	10,307
Interest on short-term borrowings	479	1,499
Interest on long-term borrowings	1,166	356

Total interest expense	8,057	12,162

Net interest income	16,345	15,845
Provision for loan and lease losses	2,156	999

Net interest income after provision for loan and lease losses	14,189	14,846

Noninterest income
Trust fee income	1,425	1,627
Service charges on deposit accounts	1,613	1,658
Investment advisory commission and fee income	754	615
Insurance commission and fee income	1,986	2,058
Bank owned life insurance income	157	791
Other service fee income	950	758
Net (losses) gains on sales of and impairments on securities	(1,140)	56
Net loss on dispositions of fixed assets	(130)	—
Other	559	180

Total noninterest income	6,174	7,743

Noninterest expense
Salaries and benefits	9,432	8,168
Net occupancy	1,392	1,291
Equipment	841	766
Marketing and advertising	163	189
Deposit insurance premiums	583	43
Other	3,092	3,151

Total noninterest expense	15,503	13,608

Income before income taxes	4,860	8,981
Applicable income taxes	1,024	2,260

Net income	$3,836	$6,721

Net income per share:
Basic	$.30	$.52
Diluted	.30	.52
Dividends declared	.20	.20

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income	$3,836	$6,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,156	999
Depreciation of premises and equipment	611	500
Net losses (gains) on sale of and impairment on investment securities	1,140	(56)
Net losses on dispositions of fixed assets	130	—
Proceeds from the sale of loans and leases	34,289	1,615
Bank owned life insurance income	(157)	(302)
Other adjustments to reconcile net income to cash provided by operating activities	(727)	(248)
Decrease (increase) in interest receivable and other assets	259	(7,554)
(Decrease) increase in accrued expenses and other liabilities	(158)	3,291

Net cash provided by operating activities	41,379	4,966

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(162)	(151)
Net capital expenditures	(312)	(2,814)
Proceeds from maturities of securities held-to-maturity	91	132
Proceeds from maturities of securities available-for-sale	12,250	67,958
Proceeds from sales and calls of securities available-for-sale	71,900	41,189
Purchases of investment securities held-to-maturity	—	(29,375)
Purchases of investment securities available-for-sale	(61,842)	(126,216)
Purchases of lease financings	(2,836)	(6,975)
Net (increase) decrease in loans and leases	(39,422)	1,867
Net decrease in interest-bearing deposits	1,074	22
Net increase in federal funds sold	—	(29,552)

Net cash used in investing activities	(19,259)	(83,915)

Cash flows from financing activities:
Net increase in deposits	45,724	84,246
Net decrease in short-term borrowings	(67,084)	(16,169)
Issuance of long-term debt	—	10,000
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(370)	(435)
Stock issued under dividend reinvestment and employee stock purchase plans	586	634
Proceeds from exercise of stock options, including tax benefits	64	10
Cash dividends paid	(2,583)	(2,559)

Net cash (used in) provided by financing activities	(24,038)	75,352

Net decrease in cash and due from banks	(1,918)	(3,597)
Cash and due from banks at beginning of year	34,800	47,135

Cash and due from banks at end of period	$32,882	$43,538

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,263	$14,691
Income taxes, net of refunds received	24	2,265

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1. Financial Information
The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Certain amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the SEC on March 6, 2009.
Note 2. Loans and Leases
The following is a summary of the major loan and lease categories:

	At March 31,	At December 31,
($ in thousands)	2009	2008
Commercial, financial and agricultural	$427,926	$424,649
Real estate-commercial	424,434	399,003
Real estate-construction	139,393	153,506
Real estate-residential	308,122	316,039
Loans to individuals	51,513	54,212
Lease financings	108,045	110,095

Total gross loans and leases	1,459,433	1,457,504
Less: Unearned income	(9,013)	(7,612)

Total loans and leases	$1,450,420	$1,449,892

Note 3. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended March 31,
($ in thousands)	2009	2008
Reserve for loan and lease losses at beginning of period	$13,118	$13,086
Provision for loan and lease losses	2,156	999
Recoveries	194	109
Loans charged off	(748)	(1,197)

Reserve for loan and lease losses at period end	$14,720	$12,997

Information with respect to loans and leases that are considered to be impaired under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) at March 31, 2009 and December 31, 2008 is as follows:

	At March 31, 2009		At December 31, 2008
		Specific		Specific
($ in thousands)	Balance	Reserve	Balance	Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$1,041	$621	$166	$36
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	3,381		5,243

Recorded investment in impaired loans and leases at period-end	$4,422		$5,409

Recorded investment in nonaccrual and restructured loans and leases	$4,422		$5,409

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	For the Three Months Ended
	March 31,
($ in thousands)	2009	2008
Nonaccrual and restructured loans and leases at period end	$4,422	$6,165
Average recorded investment in impaired loans and leases	4,611	6,564
Interest income that would have been recognized under original terms	92	142
Interest income of $11 thousand was recognized on these loans for the three months ended March 31, 2009. There was no interest income recognized on these loans and leases for the three months ended March 31, 2008.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
($ in thousands, except per share data)	2009	2008
Numerator:
Numerator for basic and diluted earnings per share —
Income available to common shareholders	$3,836	$6,721

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	12,977	12,839
Effect of dilutive securities:
Employee stock options	—	15

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	12,977	12,854

Basic earnings per share	$0.30	$0.52

Diluted earnings per share	0.30	0.52

Note 5. Accumulated Comprehensive Income
The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months Ended
	March 31,
($ in thousands)	2009	2008
Net Income	$3,836	$6,721
Unrealized gain on cash flow hedges:
Unrealized holding gains arising during the period	311	—
Unrealized gain on available-for-sale investment securities:
Unrealized gains arising during the period	287	1,680
Less: reclassification adjustment for (losses) gains realized in net income	(741)	36
Defined benefit pension plans:
Unrealized gains arising during the period	12	4
Less: amortization of net gain included in net periodic pension costs	(134)	(59)
Prior service costs arising during the period	11	9
Less: amortization (accretion) of prior service cost included in net periodic pension costs	6	(10)

Total comprehensive income	$5,326	$8,447

Note 6. Pensions and Other Postretirement Benefits
Components of net periodic benefit cost:

	For the Three Months Ended March 31,
	2009	2008	2009	2008
($ in thousands)	Retirement Plans		Other Post Retirement
Service cost	$335	$330	$18	$17
Interest cost	508	462	24	21
Expected return on plan assets	(413)	(458)	—	—
Amortization of net loss	204	90	2	1
Amortization (accretion) of prior service cost	14	(10)	(5)	(5)

Net periodic cost	$648	$414	$39	$34

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make payments of $2.2 million for its qualified and non-qualified retirement plans and $126 thousand for its other postretirement benefit plans in 2009. As of March 31, 2009, $479 thousand and $22 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the three months ended March 31, 2008, the Corporation contributed $464 thousand and $22 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 7. Income Taxes
As of January 1, 2009 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. Tax Years 2005 through 2008 remain subject to Federal examination as well as examination by state taxing jurisdictions.
Note 8. Derivative Instruments and Hedging Activities
The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow and fair value hedging relationships in compliance with SFAS 133 by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows or fair value of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in equity until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in income. Under SFAS 133, for a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value on the hedge item to the extent attributable to the hedged risk adjusts the carrying amount of the hedge item and is recognized in earnings.
Derivative loan commitments represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.
The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2009.

	At March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
($ in thousands)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap	Other liabilities	$(425)	Other liabilities	$250

Total derivatives designated as hedging instruments under SFAS 133		$(425)		$250

Derivatives not designated as hedging instruments under SFAS 133
Derivative loan commitments	Other assets	$234		$—

Total derivatives not designated as hedging instruments under SFAS 133		$234		$—

Total derivatives		$(191)		$250

At March 31, 2008, there were no interest rate swaps outstanding.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which has been classified as a fair value hedge on a commercial loan. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 6.49% and receive a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception. At March 31, 2009, the interest rate swap had a negative fair value of $425 thousand and the hedged loan had a positive fair value adjustment of $421 thousand. The Corporation has elected to record the change in fair value of the interest rate swap and hedged loan as a component of noninterest income. The amount of ineffectiveness for the three months ended March 31, 2009 was a negative $4 thousand.
The table below presents the earnings impact of the changes in the fair value of the swaps and the hedged loan for the three months ended March 31, 2009.

	Gain/(Loss)	Gain/(Loss) on
Income Statement Classification	on Swaps	Hedged Loan
Noninterest income	$(425)	$421

At March 31, 2009, the Corporation had a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. The cash payment on the interest rate swap of $71 thousand for the three months ended March 31, 2009 was recorded as a component of interest expense. At March 31, 2009, the cash flow hedge had a positive fair value of $250 thousand and was determined to be highly effective in offsetting the value of the hedged items.
The table below presents derivatives in Statement 133 cash flow hedging relationships as of March 31, 2009.

Amount of Gain
(Loss), Net of Taxes,
Recognized in
Accumulated Other
Comprehensive
($ in thousands)	Income

Interest rate swap	$163
The table below presents derivative loan commitments under SFAS 133 as of March 31, 2009:

	Location of Gain or (Loss)	Amount of Gain or
Derivatives Not Designated as Hedging	Recognized in Income on	(Loss) Recognized in
Instruments Under SFAS 133	Derivative	Income on Derivative
Derivative loan commitments	Other noninterest income	$234
Note 9. Fair Value Disclosures
As of January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets, or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of SFAS 157.
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

•
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (“MBS”), corporate debt securities, corporate and municipal bonds, asset-backed securities (“ABS”), residential mortgage loans held for sale, certain commercial loans, mortgage servicing rights and derivative financial instruments.

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”) and MBS and ABS securities and certain municipal bonds.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, U.S. Government sponsored enterprises, and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain MBS, CMOs, ABS and municipal bonds. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain municipal bonds, certain ABS and other less liquid investment securities.
Hedged Loans
The fair value of hedged loans is based on a regression model which takes into consideration the changes in market value due to changes in LIBOR. Hedged loans are classified within Level 2 hierarchy.
Loans Held for Sale
The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at March 31, 2009 were carried at the lower of cost or estimated fair value.
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
Derivative Financial Instruments
The fair values of derivative financial instruments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Derivative financial instruments are classified within level 2 of the valuation hierarchy.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, classified using the SFAS 157 valuation hierarchy:

	At March 31, 2009
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities	$1,980	$400,861	$6,239	$409,080
Hedged loans	—	22,420	—	22,420
Mortgage servicing rights	—	526	—	526
Derivative loan commitments	—	234	—	234

Total assets	$1,980	$424,041	$6,239	$432,260

Liabilities:
Interest rate swaps	$—	$175	$—	$175

Total liabilities	$—	$175	$—	$175

	At December 31, 2008
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities	$2,908	$430,618	$8,132	$441,658
Mortgage servicing rights	—	418	—	418

Total assets	$2,908	$431,036	$8,132	$442,076

Liabilities:
Interest rate swaps	$—	$229	$—	$229

Total liabilities	$—	$229	$—	$229

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

	For the Three Months Ended March 31, 2009
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	Gains or	Gains or	(Sales or	March 31,
($ in thousands)	2008	(Losses)	(Losses)	Paydowns)	2009

Available-for-sale securities:
Asset-backed securities	$1,211	$(3)	$—	$(172)	$1,036
Commercial mortgage obligations	5,340	124	—	(261)	5,203

Total Level 3 assets	$6,551	$121	$—	$(433)	$6,239

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no realized gains or losses recognized on Level 3 assets during the three month period ended March 31, 2009.
Effective January 1, 2009, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) FASB Staff Position (“ FSP”) FAS 157-2 for goodwill and long-lived assets measured at fair value for impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
The following table represents assets measured at fair value on a non-recurring basis as of March 31, 2009.

	At March 31, 2009
				Assets at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Acquired leases	$—	$—	$5,898	$5,898
Impaired loans and leases	—	—	217	217

	$—	$—	$6,115	$6,115

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these loans. Acquired leases are classified within level 3 of the valuation hierarchy.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient under SFAS 114 was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the three months ended March 31, 2009, there were no triggering events to fair value goodwill and other intangible assets, which have not been measured since the adoption of FSP FAS 157-2.
Note 10. Recent Accounting Pronouncements
In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FAS 107-1”), and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting” (“APB 28-1”) amends both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FAS 107-1 and APB 28-1 will result in additional disclosure about the fair value of financial instruments in connection with the Corporation’s June 30, 2009 quarterly report on Form 10-Q, but will not have a material impact on its consolidated financial statements.
In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS115-2 and FAS 124-2”) which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Corporation does not anticipate the adoption of FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.
In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not anticipate the adoption of FAS 141(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, FASB issued FASB FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009. The Corporation does not anticipate the adoption of FAS 157-4 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”. Certain amounts have been reclassified to conform to the current-year presentation.)
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
Executive Overview
The Corporation recorded net income for the three months ended March 31, 2009 of $3.8 million, a 42.9% decrease compared to the March 31, 2008 period. Basic and diluted net income per share decreased 42.3% and 42.3%, respectively.
Average interest-earning assets increased $39.6 million and average interest-bearing liabilities increased $46.3 million when comparing the three-month periods ended March 31, 2009 and 2008. Increased volume in commercial business, commercial real estate and construction and lease financings along with decreased rates on money market savings and time deposits were partially offset by decreased rates on commercial business loans and commercial and construction real estate loans; this contributed to a $661 thousand increase in tax-equivalent net interest income. The tax-equivalent net interest margin increased to 3.76% for the three month period ended March 31, 2009 from 3.66% when compared to the same period in 2008.
Non-interest income decreased by 20.3%, when comparing the three-month periods ended March 31, 2009 to 2008, due to other-than-temporary impairment charges on equity investments of $1.2 million, a decrease in bank owned life insurance income of $634 thousand, primarily due to a death benefit recorded in the first quarter of 2008 and a loss of $130 thousand on the disposition of fixed assets. These decreases were partially offset by increases in other service fee income, investment advisory fees and the gain on sale of loans.
Non-interest expense grew 13.9% primarily due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and stock-based compensation expense. Additionally, FDIC insurance premiums increased in 2009 over 2008 due to credits that were utilized by the Corporation in 2008 causing a variance of $540 thousand.
The Corporation earns its revenues primarily from the margins and fees it generates from loans and leases and depository services it provides as well as from trust, insurance and investment commissions and fees. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation maintains a relatively neutral interest rate risk profile and anticipates that an increase of 200 basis points in interest rates would not significantly impact its net interest margin.

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
Results of Operations — Three Months Ended March 31, 2009 Versus 2008
The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three Months Ended
	March 31,		Change
	2009	2008	Amount	Percent
Net income	$3,836	$6,721	$(2,885)	(42.9)%
Net income per share:
Basic	$0.30	$0.52	$(.22)	(42.3)
Diluted	0.30	0.52	(.22)	(42.3)
Return on average shareholders’ equity was 7.61% and return on average assets was 0.76% for the three months ended March 31, 2009, compared to 13.49% and 1.35%, respectively, for the same period in 2008.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2009 and 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $661 thousand for the three months ended March 31, 2009 compared to 2008 primarily due to rate decreases in money market and time deposits. Decreased rates on commercial business loans and commercial real estate and commercial construction loans were partially offset by increased volumes on commercial business and commercial real estate and construction loans and lease financings. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.76% and 3.66% for the three-month periods ended March 31, 2009 and 2008. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.47% for the three months ended March 31, 2009 compared to 3.20% for the same period in 2008. The effect of net interest free funding sources decreased to 0.29% for the three months ended March 31, 2009 compared to 0.46% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$3,333	$3	0.37%	$700	$5	2.87%
U.S. Government obligations	94,844	982	4.20	102,777	1,242	4.86
Obligations of states and political subdivisions	100,450	1,712	6.91	93,113	1,551	6.70
Other debt and equity securities	224,701	2,834	5.11	245,643	3,146	5.15
Federal funds sold	233	—	—	33,339	257	3.10

Total interest-earning deposits, investments and federal funds sold	423,561	5,531	5.30	475,572	6,201	5.24

Commercial, financial and agricultural loans	396,127	4,567	4.68	357,138	6,235	7.02
Real estate-commercial and construction loans	502,111	7,278	5.88	475,094	8,340	7.06
Real estate-residential loans	310,926	3,718	4.85	307,157	4,130	5.41
Loans to individuals	53,275	941	7.16	69,332	1,223	7.09
Municipal loans and leases	85,899	1,315	6.21	81,490	1,271	6.27
Lease financings	97,819	2,044	8.47	64,373	1,438	8.98

Gross loans and leases	1,446,157	19,863	5.57	1,354,584	22,637	6.72

Total interest-earning assets	1,869,718	25,394	5.51	1,830,156	28,838	6.34

Cash and due from banks	31,184			35,621
Reserve for loan and lease losses	(13,669)			(12,946)
Premises and equipment, net	32,495			29,215
Other assets	140,237			123,636

Total assets	$2,059,965			$2,005,682

Liabilities:
Interest-bearing checking deposits	$155,147	87	0.23	$139,567	125	0.36
Money market savings	327,777	644	0.80	487,601	3,648	3.01
Regular savings	319,497	779	0.99	247,266	1,088	1.77
Time deposits	541,795	4,902	3.67	474,464	5,446	4.62

Total time and interest-bearing deposits	1,344,216	6,412	1.93	1,348,898	10,307	3.07

Securities sold under agreements to repurchase	75,513	118	0.63	81,257	293	1.45
Other short-term borrowings	74,762	361	1.96	7,786	63	3.25
Long-term debt	83,967	838	4.05	92,675	1,011	4.39
Subordinated notes and capital securities	26,998	328	4.93	28,535	488	6.88

Total borrowings	261,240	1,645	2.55	210,253	1,855	3.55

Total interest-bearing liabilities	1,605,456	8,057	2.04	1,559,151	12,162	3.14

Demand deposits, non-interest bearing	211,748			216,795
Accrued expenses and other liabilities	38,217			29,297

Total liabilities	1,855,421			1,805,243

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,793			22,627
Retained earnings and other equity	107,381			103,442

Total shareholders’ equity	204,544			200,439

Total liabilities and shareholders’ equity	$2,059,965			$2,005,682

Net interest income		$17,337			$16,676

Net interest spread			3.47			3.20
Effect of net interest-free funding sources			0.29			0.46

Net interest margin			3.76%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.46%			117.38%

Notes:	Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

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

	The Three Months Ended March 31,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$2	$(4)	$(2)
U.S. Government obligations	(91)	(169)	(260)
Obligations of states and political subdivisions	112	49	161
Other debt and equity securities	(288)	(24)	(312)
Federal funds sold	(257)	—	(257)

Interest on deposits, investments and federal funds sold	(522)	(148)	(670)

Commercial, financial and agricultural loans and leases	410	(2,078)	(1,668)
Real estate-commercial and construction loans	332	(1,394)	(1,062)
Real estate-residential loans	16	(428)	(412)
Loans to individuals	(294)	12	(282)
Municipal loans	56	(12)	44
Lease financings	688	(82)	606

Interest and fees on loans and leases	1,208	(3,982)	(2,774)

Total interest income	686	(4,130)	(3,444)

Interest expense:
Interest-bearing checking deposits	7	(45)	(38)
Money market savings	(325)	(2,679)	(3,004)
Regular savings	171	(480)	(309)
Time deposits	577	(1,121)	(544)

Interest on time and interest-bearing deposits	430	(4,325)	(3,895)

Securities sold under agreement to repurchase	(9)	(166)	(175)
Other short-term borrowings	323	(25)	298
Long-term debt	(95)	(78)	(173)
Subordinated notes and capital securities	(22)	(138)	(160)

Interest on borrowings	197	(407)	(210)

Total interest expense	627	(4,732)	(4,105)

Net interest income	$59	$602	$661

Notes:	Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.
Interest Income
Interest income on U. S. Government obligations decreased during the three months ended March 31, 2009 compared to 2008 due to a decline in average volume and average rates. Interest income on obligations of state and political subdivisions increased due to increases in average volume and average rates. Interest income on other debt and equity securities decreased primarily due to average volume increases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and commercial real estate and construction loans. The rate decreases are attributable to the 237 basis point decline in average prime rate comparing the three months ended March 31, 2009 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 234 basis points; which contributed to a $1.7 million decrease in interest income. The average yield on commercial real estate and construction loans decreased 118 basis points which contributed to a $1.1 million decline in interest income. The average volume declined on loans to individuals of $16.1 million, contributed to a $282 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $33.4 million; this contributed to a $606 thousand increase in interest income.

Interest Expense
The Corporation’s average cost of deposits decreased 114 basis points for the three months ended March 31, 2009 compared to the same period in 2008. This decrease in average rate contributed to a $3.9 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 221 basis points and the average volume decreased $159.8 million; the net effect contributed to a $3.0 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the three months ended March 31, 2008. Interest on regular savings decreased $309 thousand due to a 78 basis-point decrease in average rate that was partially offset by an average volume increase of $72.2 million. Interest on certificates of deposit decreased $544 thousand, due to a 95 basis-point decrease in average rate while the average volume increased by $67.3 million.
Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $123 thousand in the aggregate during the three months ended March 31, 2009 compared to 2008 primarily due to average volume increases of $61.2 million.
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $8.7 million and a 34 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $160 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2009 and 2008 was $2.2 million and $1.0 million, respectively. This increase was primarily due to the deterioration of underlying collateral and economic factors.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income decreased during the three months ended March 31, 2009 compared to 2008 primarily due to $1.2 million in other-than-temporary impairment losses on available-for-sale securities and a decrease of $634 thousand in bank owned life insurance income.

	Three Months Ended
	March 31,		Change
	2009	2008	Amount	Percent
Trust fee income	$1,425	$1,627	$(202)	(12.4)%
Service charges on deposit accounts	1,613	1,658	(45)	(2.7)
Investment advisory commission and fee income	754	615	139	22.6
Insurance commission and fee income	1,986	2,058	(72)	(3.5)
Bank owned life insurance income	157	791	(634)	(80.2)
Other service fee income	950	758	192	25.3
Net (loss) gain on sales of and impairments on securities	(1,140)	56	(1,196)	N/M
Net loss on dispositions of fixed assets	(130)	—	(130)	N/M
Other	559	180	379	210.6

Total noninterest income	$6,174	$7,743	$(1,569)	(20.3)

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts decrease slightly when comparing the first quarter of 2009 to the same period in 2008 due to a reduction in overdraft fees.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. decreased in the first quarter of 2009 over 2008 primarily due to market conditions.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. As a result of a payment for a death benefit claim in the first quarter of 2008 of $489 thousand and a decline in the market value of the underlying assets, life insurance income decreased in the first quarter of 2009 over 2008.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, pension plan consulting fees from the Trolling Consulting Group acquisition in December 2008, mortgage servicing income and mortgage placement income. Other service fee income increased for the first quarter of 2009 over 2008 primarily due to consulting fees.
Other non-interest income includes gains on sales of loans and leases, fair value adjustments on derivatives, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased for the three months ended 2009 compared to the same period in 2008 primarily due to an increase in the gain on sale of loans and leases and a positive market value adjustment on derivative loan commitments.
Gains on Sale of Assets
Sales of $34.2 million in loans and leases, primarily due to increased mortgage activity, during the three months ended March 31, 2009 resulted in gains of $274 thousand compared to sales of $1.6 million for gains of $81 thousand for the three months ended March 31, 2008.
During the three months ended March 31, 2009, approximately $27.7 million of available for sale securities were sold recognizing gains of $37 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $1.2 million on its equity portfolio during the first quarter of 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the quarter due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. Additionally, the Corporation has the positive intent and ability to hold those securities until recovery to the Corporation’s cost basis occurs. During the three months ended March 31, 2008, the Corporation sold $5.4 million in securities that resulted in a gain of $56 thousand.
Net losses on the disposition of fixed assets were $130 thousand for the three months ended March 31, 2009. Net losses in 2009 were primarily the result of relocating a banking office within one of its supermarket locations to a traditional office and the demolition of the Corporation’s former operations center. There were no net losses on the disposition of fixed assets for the three months ended March 31, 2008.
Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.

The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended
	March 31,		Change
	2009	2008	Amount	Percent
Salaries and benefits	$9,432	$8,168	$1,264	15.5%
Net occupancy	1,392	1,291	101	7.8
Equipment	841	766	75	9.8
Marketing and advertising	163	189	(26)	(13.8)
Deposit insurance premiums	583	43	540	N/M
Other	3,092	3,151	(59)	(1.9)

Total noninterest expense	$15,503	$13,608	$1,895	13.9

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and stock-based compensation expense. Net occupancy costs increased due to increases in rental expense on leased properties which was offset by a slight increase in rental income on leased office space.
Deposit insurance premiums increased due to an increase in the FDIC insurance assessment in the first quarter of 2009 along with the utilization of credits during the first quarter of 2008 causing a variance of $540 thousand.
Other expenses increased due to the amortization of customer intangible lists which increased by $189 thousand due to the acquisitions stated above. These increases are partially offset by decreases in postage, delivery, telephone, community and public relations expenses.
Tax Provision
The provision for income taxes was $1.0 million for the three months ended March 31, 2009 compared to $2.3 million in 2008, at effective rates of 21.07% and 25.16%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Financial Condition
Assets
Total assets decreased $18.9 million since December 31, 2008. This decrease was primarily due to a decrease in investment securities which is partially offset by net growth in total loans and leases and accrued interest and other assets. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2009	2008	Amount	Percent
Cash, deposits and federal funds sold	$37,074	$40,066	$(2,992)	(7.5)%
Investment securities	410,357	432,266	(21,909)	(5.1)
Loans held for sale	5,072	544	4,528	N/M
Total loans and leases	1,450,420	1,449,892	528	N/M
Reserve for loan and lease losses	(14,720)	(13,118)	(1,602)	(12.2)
Premises and equipment, net	32,970	32,602	368	1.1
Goodwill and other intangibles, net	56,003	56,051	(48)	(0.1)
Cash surrender value of insurance policies	45,576	45,419	157	0.3
Accrued interest and other assets	43,149	41,075	2,074	5.0

Total assets	$2,065,901	$2,084,797	$(18,896)	(0.9)

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
Total investments decreased primarily due to security maturities of $12.3 million and sales and calls of $71.9 million that were partially offset by purchases of $61.8 million.
Loans and Leases
Total loans and leases increased in the three months ended March 31, 2009 due to increases in commercial real estate of $25.4 million and commercial, financial and agriculture loans of $3.3 million. These increases were partially offset by decreases in construction loans of $14.1 million, residential loans of $7.9 million, loans to individuals of $2.7 million and lease financings of $2.1 million.
Asset Quality
Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.
When a loan or lease, including a loan or lease impaired under SFAS 114, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Total cash basis, restructured and nonaccrual loans and leases totaled $4.4 million at March 31, 2009, $5.4 million at December 31, 2008 and $6.2 million at March 31, 2008 and consist mainly of commercial loans and real estate related commercial loans. For the three months ended March 31, 2009 and 2008, nonaccrual loans and leases resulted in lost interest income of $92 thousand and $142 thousand, respectively. Loans and leases 90 days or more past due totaled $2.1 million at March 31, 2009, $1.1 million at December 31, 2008 and $3.5 million at March 31, 2008. Other real estate owned totaled $2.8 million and $346 thousand at March 31, 2009 and December 31, 2008. However, there was no other real estate owned at March 31, 2008. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 0.45% at March 31, 2009 and December 31, 2008 and 0.71% at March 31, 2008.
At March 31, 2009, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $4.4 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $621 thousand. At December 31, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $5.4 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $36 thousand. At March 31, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $6.2 million and the related reserve for loan and lease losses for those credits was $1.7 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.

Reserve for Loan and Lease Losses
Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.
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

The reserve for loan and lease losses increased $1.6 million from December 31, 2008 to March 31, 2009, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.01% at March 31 2009 and 0.90% at December 31, 2008.
Goodwill and Other Intangible Assets
The Corporation has goodwill of $50.4 million, which is deemed to be an indefinite intangible asset and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), is not amortized. The Corporation also has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life.
In accordance with SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation completes annual impairment tests for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives. At March 31, 2009, there was no impairment indicated.
Liabilities
Total liabilities decreased since December 31, 2008 primarily due to a decrease in borrowings, partially offset by an increase in deposits. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
	2009	2008	Amount	Percent
Deposits	$1,573,052	$1,527,328	$45,724	3.0%
Borrowings	245,962	312,736	(66,774)	(21.4)
Accrued expenses and other liabilities	40,649	41,526	(877)	(2.1)

Total liabilities	$1,859,663	$1,881,590	$(21,927)	(1.2)

Deposits
Total deposits increased at the Bank primarily due to increases of $25.2 million in regular savings and $25.3 million in time deposits.
Borrowings
Long-term borrowings at March 31, 2009, included $6.4 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, $64.0 million in long-term borrowings from the FHLB and $797 thousand in a capital lease obligation. Long-term borrowings decreased due to a reclassification of long-term debt to short-term debt in the amount of $28.0 million due to the remaining term to maturity being one year or less. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased due to the repayment of $54.0 million in federal funds purchased and a decline in the sweep accounts of $3.1 million. These decreases are partially offset by an increase in short-term Federal Reserve Bank borrowings of $25.0 million.
Shareholders’ Equity
Total shareholders’ equity increased since December 31, 2008 primarily due to current earnings and a reduction in accumulated other comprehensive loss; this increase was partially offset by cash dividends paid.

The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2009	2008	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	21,382	22,459	(1,077)	(4.8)
Retained earnings	153,065	151,816	1,249	0.8
Accumulated other comprehensive loss	(7,129)	(8,619)	1,490	17.3
Treasury stock	(35,450)	(36,819)	1,369	3.7

Total shareholders’ equity	$206,238	$203,207	$3,031	1.5

Retained earnings were favorably impacted by three months of net income of $3.8 million partially offset by cash dividends of $2.6 million declared during the first three months of 2009. Treasury stock decreased primarily due to issuances for the employee stock purchase plan, employee stock options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive loss decreased by $1.5 million primarily due to income related to securities of $3.3 million, net of taxes, is included in shareholders’ equity as of March 31, 2009 when compared to $2.3 million, net of taxes, as of December 31, 2008. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the fair values of non-mortgage-backed government agency debt securities and mortgage-backed government agency debt securities and other mortgage-backed securities.
Capital Adequacy
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$194,618	11.74%	$132,615	8.00%	$165,768	10.00%
Bank	181,923	11.13	130,741	8.00	163,426	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	177,648	10.72	66,307	4.00	99,461	6.00
Bank	167,053	10.22	65,370	4.00	98,056	6.00
Tier 1 Capital (to Average Assets):
Corporation	177,648	8.89	59,962	3.00	79,949	4.00
Bank	167,053	8.43	59,474	3.00	79,299	4.00

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$191,469	11.60%	$132,060	8.00%	$165,075	10.00%
Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	175,801	10.65	66,030	4.00	99,045	6.00
Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Corporation	175,801	8.94	59,023	3.00	78,697	4.00
Bank	165,267	8.46	58,640	3.00	78,186	4.00
As of March 31, 2009 and December 31, 2008, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, it’s Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of March 31, 2009, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the reserve for loan and lease losses, intangible assets, investment securities, mortgage servicing rights, income taxes and benefit plans as its critical accounting policies. For more information on these critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At March 31, 2009, the Bank had $20.0 million in PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $296.8 million. At March 31, 2009, total outstanding short-term and long-term borrowings with FHLB totaled $114.5 million and there was an outstanding irrevocable standby letter of credit of $20.3 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million. At March 31, 2009, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2009, the Corporation had outstanding borrowings of $25.0 million under this line.
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
Recent Accounting Pronouncements
In April 2009, FASB issued FASB FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FAS 107-1”) and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting” (“APB 28-1”) which amends both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FAS 107-1 and APB 28-1 will result in additional disclosure about the fair value of financial instruments in connection with the Corporation’s June 30, 2009 quarterly report on Form 10-Q, but will not have a material impact on its consolidated financial statements.

In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS115-2 and FAS 124-2”) which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Corporation does not anticipate the adoption of FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.
In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not anticipate the adoption of FAS 141(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, FASB issued FASB FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009. The Corporation does not anticipate the adoption of FAS 157-4 to have a material impact on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008.
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
As of March 31, 2009 an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective and there have been no changes in the Corporation’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2008.
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

Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2008 as filed with the Securities and Exchange Commission on March 6, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	share	or Programs	Programs (3)
January 1 – 31, 2009	11,642	$31.81	11,642	643,782
February 1 – 28, 2009	—	—	—	643,782
March 1 – 31, 2009	—	—	—	643,782

Total	11,642		11,642

1.	Transactions are reported as of settlement dates.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the Corporation’s Annual Meeting of Shareholders held on April 21, 2009, the Corporation’s shareholders approved the following matters:

	For	No	Abstain
1. The election of four Class I directors each for a three-year term expiring in 2012:
William S. Aichele	10,258,656	—	157,098
Norman L. Keller	9,609,185	—	806,569
Thomas K. Leidy	9,800,795	—	614,959
Mark A. Schlosser	10,250,174	—	165,580

2. The election of three alternate directors each for a one-year term expiring in 2010:
H. Paul Lewis	9,765,342	—	650,412
K. Leon Moyer	10,254,625	—	161,129
Margaret K. Zook	9,772,367	—	643,387

The other directors of the Corporation whose terms in office continued after the 2009 Annual Meeting of Shareholders are as follows: terms expiring at the 2010 Annual Meeting are Charles H. Hoeflich, William G. Morral, CPA, and John U. Young; and terms expiring at the 2011 Annual Meeting are Marvin A. Anders, R. Lee Delp, H. Ray Mininger, and P. Gregory Shelly.
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

Univest Corporation of Pennsylvania (Registrant)
Date: May 8, 2009	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: May 8, 2009	/s/ Jeffrey M. Schweitzer
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