Form 10-Q
period 2009-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2009-08-03
CIK 102212

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	13,023,704

(Title of Class)	(Number of shares outstanding at 6/30/09)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	June 30, 2009	December 31, 2008
	($ in thousands, except per share data)
ASSETS
Cash and due from banks	$30,466	$34,800
Interest-earning deposits with other banks	1,946	5,266
Investment securities held-to-maturity (fair value $1,280 and $1,432 at June 30, 2009 and December 31, 2008, respectively)	1,192	1,368
Investment securities available-for-sale	424,582	430,898
Loans held for sale	1,119	544
Loans and leases	1,464,886	1,449,892
Less: Reserve for loan and lease losses	(18,824)	(13,118)

Net loans and leases	1,446,062	1,436,774

Premises and equipment, net	33,240	32,602
Goodwill	50,401	50,236
Other intangibles, net of accumulated amortization of $7,222 and $6,497 at June 30, 2009 and December 31, 2008, respectively	5,782	5,815
Bank owned life insurance	45,984	45,419
Accrued interest and other assets	46,047	41,075

Total assets	$2,086,821	$2,084,797

LIABILITIES
Demand deposits, noninterest-bearing	$222,877	$221,863
Demand deposits, interest-bearing	475,070	487,983
Savings deposits	358,755	307,512
Time deposits	508,374	509,970

Total deposits	1,565,076	1,527,328

Securities sold under agreements to repurchase	86,242	81,230
Other short-term debt	97,400	111,500
Accrued expenses and other liabilities	47,930	41,526
Long-term debt	55,196	92,637
Subordinated notes	6,000	6,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,878,463	1,881,590

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2009 and December 31, 2008; 14,873,904 shares issued at June 30, 2009 and December 31, 2008; 13,023,704 and 12,938,514 shares outstanding at June 30, 2009 and December 31, 2008, respectively	74,370	74,370
Additional paid-in capital	21,382	22,459
Retained earnings	152,950	151,816
Accumulated other comprehensive loss, net of tax benefit	(5,556)	(8,619)
Treasury stock, at cost; 1,850,200 shares and 1,935,390 shares at June 30, 2009 and December 31, 2008, respectively	(34,788)	(36,819)

Total shareholders’ equity	208,358	203,207

Total liabilities and shareholders’ equity	$2,086,821	$2,084,797

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$19,001	$20,418	$37,549	$41,784
Exempt from federal income taxes	960	920	1,882	1,853

Total interest and fees on loans and leases	19,961	21,338	39,431	43,637

Interest and dividends on investment securities:
Taxable	3,422	4,265	7,238	8,653
Exempt from federal income taxes	1,144	1,208	2,257	2,266
Interest on federal funds sold and term federal funds	2	124	5	386

Total interest income	24,529	26,935	48,931	54,942

Interest expense
Interest on deposits	5,706	8,513	12,118	18,820
Interest on short-term borrowings	824	455	1,303	811
Interest on long-term borrowings	826	1,402	1,992	2,901

Total interest expense	7,356	10,370	15,413	22,532

Net interest income	17,173	16,565	33,518	32,410
Provision for loan and lease losses	5,353	2,297	7,509	3,296

Net interest income after provision for loan and lease losses	11,820	14,268	26,009	29,114

Noninterest income
Trust fee income	1,325	1,628	2,750	3,255
Service charges on deposit accounts	1,692	1,708	3,305	3,366
Investment advisory commission and fee income	917	642	1,824	1,257
Insurance commission and fee income	1,813	1,271	3,799	3,329
Bank owned life insurance income	408	1,734	565	2,525
Other service fee income	920	1,091	1,724	1,849
Other-than-temporary impairment on securities	(223)	(235)	(1,400)	(235)
Net (loss) gain on sales of securities	(22)	22	15	78
Gain on sale of loans held for sale	669	16	930	35
Net loss on dispositions of fixed assets	(17)	(4)	(147)	(5)
Other	344	106	635	268

Total noninterest income	7,826	7,979	14,000	15,722

Noninterest expense
Salaries and benefits	9,417	8,019	18,849	16,187
Net occupancy	1,275	1,286	2,667	2,577
Equipment	850	799	1,691	1,565
Marketing and advertising	317	532	480	721
Deposit insurance premiums	1,477	64	2,060	107
Other	3,454	4,385	6,546	7,536

Total noninterest expense	16,790	15,085	32,293	28,693

Income before income taxes	2,856	7,162	7,716	16,143
Applicable income taxes	187	1,288	1,211	3,548

Net income	$2,669	$5,874	$6,505	$12,595

Net income per share:
Basic	$.21	$.46	$.50	$.98
Diluted	.21	.46	.50	.98
Dividends declared	.20	.20	.40	.40

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income	$6,505	$12,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,509	3,296
Depreciation of premises and equipment	1,186	1,053
Other-than-temporary impairment on investment securities	1,400	235
Net gains on sale of investment securities	(15)	(78)
Net losses on dispositions of fixed assets	147	5
Net gains on sale of loans held for sale	(930)	(35)
Originations of loans held for sale	(72,404)	(2,592)
Proceeds from the sale of loans held for sale	71,138	2,565
Bank owned life insurance income	(565)	(2,525)
Other adjustments to reconcile net income to cash provided by operating activities	(212)	(770)
(Increase) decrease in interest receivable and other assets	(3,478)	2,866
Increase (decrease) in accrued expenses and other liabilities	8,789	(3,856)

Net cash provided by operating activities	19,070	12,759

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(165)	(151)
Net capital expenditures	(1,188)	(5,361)
Proceeds from maturities of securities held-to-maturity	176	5,207
Proceeds from maturities of securities available-for-sale	30,522	145,833
Proceeds from sales and calls of securities held-to-maturity	—	28,750
Proceeds from sales and calls of securities available-for-sale	103,158	83,341
Purchases of investment securities held-to-maturity	—	(33,725)
Purchases of investment securities available-for-sale	(126,365)	(239,200)
Purchases of lease financings	(3,451)	(20,900)
Net increase in loans and leases	(14,899)	(24,602)
Net increase (decrease) in interest-bearing deposits	3,320	(43)
Net increase in federal funds sold	—	8,460

Net cash used in investing activities	(8,892)	(52,391)

Cash flows from financing activities:
Net increase in deposits	37,748	(28,590)
Net (decrease) increase in short-term borrowings	(47,088)	57,588
Issuance of long-term debt	—	10,000
Repayment of subordinated debt	(750)	(750)
Purchases of treasury stock	(370)	(848)
Stock issued under dividend reinvestment and employee stock purchase plans	1,070	1,349
Proceeds from exercise of stock options, including tax benefits	63	55
Cash dividends paid	(5,185)	(5,124)

Net cash (used in) provided by financing activities	(14,512)	33,680

Net decrease in cash and due from banks	(4,334)	(5,952)
Cash and due from banks at beginning of year	34,800	47,135

Cash and due from banks at end of period	$30,466	$41,183

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$15,949	$24,827
Income taxes, net of refunds received	1,498	4,531

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1. Financial Information
The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Certain amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the SEC on March 6, 2009.
The Corporation has evaluated subsequent events for potential recognition and/or disclosure through the issuance date of this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of goodwill and other intangible assets, stock compensation expense and other real estate owned.
Previous Quarter Adjustments
In connection with preparing the Form 10-Q for June 30, 2009, the statement of cash flows in the Form 10-Q for March 31, 2009 have been revised as a result of incorrect amounts in the “Proceeds from the sale of loans and leases” within “Net cash provided by operating activities” which was overstated by approximately $17.5 million and “Net increase in loans and leases” which was understated by approximately $17.5 million within “Net cash used in investing activities.” The following table outlines the corrections to the cash flow statement for the three month period ended March 31, 2009.

	As Reported		As Revised
	03/31/09	Adjustments	03/31/09
Proceeds from the sale of loans and leases	$34,289	$(17,507)	$16,782
Net cash provided by operating activities	41,379	(17,507)	23,872
Net (increase) decrease in loans and leases	(39,422)	17,507	21,915
Net cash used in investing activities	(19,259)	17,507	(1,752)
The Corporation will present these revised amounts for March 31, 2009 in the statements of cash flows when filing its Form 10-Q for the quarter ending March 31, 2010. The revised amounts are refelected in the June 30, 2009 cash flow information presented in this Form 10-Q.

Note 2. Investment Securities
The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at June 30, 2009 and December 31, 2008 by maturity within each type.

	June 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
Securities Held-to-Maturity
Mortgage-backed securities:
1 to 5 years	$160	$8	$—	$168
5 to 10 years	398	27	—	425
Over 10 years	618	53	—	671

	1,176	88	—	1,264

Other:
1 to 5 years	16	—	—	16

	16	—	—	16

Total	$1,192	$88	$—	$1,280

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies
1 to 5 years	$109,007	$457	$(208)	$109,256

	109,007	457	(208)	109,256

State and political subdivisions
Within 1 year	5,666	191	—	5,857
1 to 5 years	10,631	343	(28)	10,946
5 to 10 years	22,294	337	(95)	22,536
Over 10 years	65,525	610	(707)	65,428

	104,116	1,481	(830)	104,767

Mortgage-backed securities
Within 1 year	2,129	72	—	2,201
1 to 5 years	119	7	—	126
5 to 10 years	8,318	155	—	8,473
Over 10 years	109,176	4,014	(2)	113,188

	119,742	4,248	(2)	123,988

Collateral mortgage obligations
5 to 10 years	4,037	67	—	4,104
Over 10 years	69,627	1,883	(1,225)	70,285

	73,664	1,950	(1,225)	74,389

Asset backed securities
1 to 5 years	872	14	—	886

	872	14	—	886

Other securities
Within 1 year	2,446	—	—	2,446
1 to 5 years	6,994	123	(60)	7,057

	9,440	123	(60)	9,503

Equity securities
No stated maturity	1,897	181	(285)	1,793

	1,897	181	(285)	1,793

Total	$418,738	$8,454	$(2,610)	$424,582

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
Securities Held-to-Maturity
Mortgage-backed securities:
Within 1 year	$5	$—	$—	$5
1 to 5 years	222	8	—	230
5 to 10 years	199	10	—	209
Over 10 years	927	46	—	973

	1,353	64	—	1,417

Other:
1 to 5 years	15	—	—	15

	15	—	—	15

Total	$1,368	$64	$—	$1,432

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies
Within 1 year	$5,871	$—	$(9)	$5,862
1 to 5 years	97,994	884	(34)	98,844

	103,865	884	(43)	104,706

State and political subdivisions
1 to 5 years	3,048	109	(5)	3,152
5 to 10 years	28,176	939	(37)	29,078
Over 10 years	68,572	478	(930)	68,120

	99,796	1,526	(972)	100,350

Mortgage-backed securities
Within 1 year	175	1	—	176
1 to 5 years	2,910	3	(4)	2,909
5 to 10 years	3,760	130	—	3,890
Over 10 years	119,907	3,091	(65)	122,933

	126,752	3,225	(69)	129,908

Collateral mortgage obligations
5 to 10 years	4,763	13	(55)	4,721
Over 10 years	75,957	1,421	(1,894)	75,484

	80,720	1,434	(1,949)	80,205

Asset backed securities
1 to 5 years	1,231	—	(20)	1,211

	1,231	—	(20)	1,211

Other securities
Within 1 year	4,583	—	—	4,583
1 to 5 years	6,992	165	(130)	7,027

	11,575	165	(130)	11,610

Equity securities
No stated maturity	3,447	53	(592)	2,908

	3,447	53	(592)	2,908

Total	$427,386	$7,287	$(3,775)	$430,898

Securities with a market value of $310.4 million and $311.7 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the six months ended June 30, 2009 and 2008, available-for-sale securities with a fair value at the date of sale of $33.0 million and $14.7 million, respectively, were sold. Gross realized gains on such sales totaled $43 thousand during 2009 and $78 thousand in 2008. Gross realized losses on sales totaled $28 thousand in 2009 and there were no losses on realized sales in 2008. Tax expense related to net realized gains from the sales of investment securities for the six months ended June 30, 2009 and 2008 were $5 thousand and $27 thousand, respectively. Accumulated other comprehensive income related to securities of $3.8 million and $2.3 million, net of taxes, has been included in shareholders’ equity at June 30, 2009 and December 31, 2008, respectively.

Unrealized losses in investment securities at June 30, 2009 and December 31, 2008 do not represent other-than-temporary impairments. The Corporation realized an impairment charge of $1.4 million to noninterest income on its equity portfolio during the six months ended June 30, 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation intends to hold the securities and does not believe it will be required to sell the securities before recovery occurs. The Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.
Management evaluates debt securities, which comprises of U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation has the intent to hold the securities and will not be required to sell the securities before recovery occurs.
At June 30, 2009 and December 2008, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at June 30, 2009 and December 31, 2008:

	At June 30, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury, government corporations and agencies	$37,484	$(208)	$—	$—	$37,484	$(208)
State and political subdivisions	21,278	(297)	18,843	(533)	40,121	(830)
Mortgage-backed securities	—	—	154	(2)	154	(2)
Collateral mortgage obligations	5,490	(97)	5,415	(1,128)	10,905	(1,225)
Asset-backed securities	—	—	—	—	—	—
Other securities	3,940	(60)	—	—	3,940	(60)
Equity securities	349	(86)	518	(199)	867	(285)

Total	$68,541	$(748)	$24,930	$(1,862)	$93,471	$(2,610)

	At December 31, 2008
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury, government corporations and agencies	$10,869	$(43)	$—	$—	$10,869	$(43)
State and political subdivisions	32,985	(704)	6,897	(268)	39,882	(972)
Mortgage-backed securities	12,718	(69)	—	—	12,718	(69)
Collateral mortgage obligations	4,449	(9)	8,909	(1,940)	13,358	(1,949)
Asset-backed securities	1,211	(20)	—	—	1,211	(20)
Other securities	2,863	(130)	—	—	2,863	(130)
Equity securities	1,062	(270)	1,137	(322)	2,199	(592)

Total	$66,157	$(1,245)	$16,943	$(2,530)	$83,100	$(3,775)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At June 30,	At December 31,
($ in thousands)	2009	2008
Commercial, financial and agricultural	$454,148	$424,649
Real estate—commercial	428,366	399,003
Real estate—construction	150,152	153,506
Real estate—residential	287,752	316,039
Loans to individuals	49,684	54,212
Lease financings	103,742	110,095

Total gross loans and leases	1,473,844	1,457,504
Less: Unearned income	(8,958)	(7,612)

Total loans and leases	$1,464,886	$1,449,892

Note 4. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Reserve for loan and lease losses at beginning of period	$14,720	$12,997	$13,118	$13,086
Provision for loan and lease losses	5,353	2,297	7,509	3,296
Recoveries	180	108	374	217
Loans charged off	(1,429)	(1,689)	(2,177)	(2,886)

Reserve for loan and lease losses at period end	$18,824	$13,713	$18,824	$13,713

Information with respect to loans and leases that are considered to be impaired under Statement of Financial Accounting Standard (“SFAS”) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”) at June 30, 2009 and December 31, 2008 is as follows:

	At June 30, 2009		At December 31, 2008
		Specific		Specific
($ in thousands)	Balance	Reserve	Balance	Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$4,379	$2,061	$166	$36
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	4,707		5,243

Recorded investment in impaired loans and leases at period-end	$9,086		$5,409

Recorded investment in nonaccrual and restructured loans and leases	$9,086		$5,409

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Nonaccrual and restructured loans and leases at period end	$9,086	$7,415	$9,086	$7,415
Average recorded investment in impaired loans and leases	6,764	6,243	5,855	6,458
Interest income that would have been recognized under original terms	98	155	190	297

Interest income of $41 thousand and $52 thousand was recognized on these loans for the three- and six- month periods ended June 30, 2009. There was no interest income recognized on these loans and leases for the three- and six-month periods ended June 30, 2008.
Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

Beginning, January 1, 2009	$585
Servicing rights capitalized	692
Amortization of servicing rights	(37)

Balance, June 30, 2009	$1,240

Activity in the valuation allowance for mortgage servicing rights was as follows:

Beginning, January 1, 2009	$(167)
Additions	(53)
Reductions	—
Direct write downs	—

Balance, June 30, 2009	$(220)

The Corporation services loans for others with unpaid principal balances at June 30, 2009 and December 31, 2008 of approximately $115.3 million and $53.8 million, respectively.
Estimated Amortization Expense:

For the six months ended December 31, 2009	$88
For the year ended December 31, 2010	161
For the year ended December 31, 2011	127
For the year ended December 31, 2012	95
For the year ended December 31, 2013	73
For the year ended December 31, 2014	132
Thereafter	344

$1,020

Note 6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$2,669	$5,874	$6,505	$12,595

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	13,023	12,855	13,000	12,847
Effect of dilutive securities:
Employee stock options	—	29	—	13

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	13,023	12,884	13,000	12,860

Basic earnings per share	$0.21	$0.46	$.50	$0.98

Diluted earnings per share	0.21	0.46	.50	0.98

Note 7. Accumulated Comprehensive Income
The following shows the accumulated comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2009	2008	2009	2008
Net Income	$2,669	$5,874	$6,505	$12,595
Unrealized gain on cash flow hedges:
Unrealized holding gains arising during the period	933	—	1,244	—
Unrealized gain on available-for-sale investment securities:
Unrealized gains (losses) arising during the period	330	(4,047)	617	(2,367)
Less: reclassification adjustment for losses realized in net income	(159)	(138)	(900)	(102)
Defined benefit pension plans:
Unrealized (losses) gains arising during the period	(15)	4	(3)	9
Less: amortization of net gain included in net periodic pension costs	(162)	(59)	(296)	(118)
Prior service costs arising during the period	7	8	18	17
Less: amortization (accretion) of prior service cost included in net periodic pension costs	3	(10)	9	(20)

Total net comprehensive income	$4,242	$2,046	$9,568	$10,494

Other-than-temporary impairment on securities does not have an impact on other comprehensive income.
Note 8. Pensions and Other Postretirement Benefits
Components of net periodic benefit cost:

	Three Months Ended June 30,
	2009	2008	2009	2008
($ in thousands)	Retirement Plans		Other Post Retirement
Service cost	$374	$295	$18	$17
Interest cost	470	495	23	21
Expected return on plan assets	(359)	(471)	—	—
Amortization of net loss	244	89	5	1
Amortization (accretion) of prior service cost	10	(11)	(5)	(5)

Net periodic cost	$739	$397	$41	$34

	Six Months Ended June 30,
	2009	2008	2009	2008
($ in thousands)	Retirement Plans		Other Post Retirement
Service cost	$709	$625	$36	$34
Interest cost	978	957	47	42
Expected return on plan assets	(772)	(929)	—	—
Amortization of net loss	448	179	7	2
Amortization (accretion) of prior service cost	24	(21)	(10)	(10)

Net periodic cost	$1,387	$811	$80	$68

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make payments of $2.2 million for its qualified and non-qualified retirement plans and $126 thousand for its other postretirement benefit plans in 2009. As of June 30, 2009, $958 thousand and $42 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the six months ended June 30, 2008, the Corporation contributed $971 thousand and $45 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 9. Income Taxes
As of January 1, 2009 and June 30, 2009, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. Tax Years 2005 through 2008 remain subject to Federal examination as well as examination by state taxing jurisdictions.
Note 10. Derivative Instruments and Hedging Activities
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
Derivative loan commitments represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. At June 30, 2009, derivative loan commitments had a positive fair value of $134 thousand and is classified on the balance sheet as a component of other assets.
At June 30, 2008, there were no interest rate swaps outstanding.

On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which has been classified as a fair value hedge on a commercial loan. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 6.49% and receive a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception. At June 30, 2009, the interest rate swap had a positive fair value of $1.1 million, which is classified on the balance sheet as other assets, and the hedged loan had a negative fair value of $833 thousand, which is classified on the balance sheet as a component of loans and leases. The Corporation has elected to record the change in fair value of the interest rate swap and hedged loan as a component of noninterest income on the income statement. The amount of ineffectiveness for the six months ended June 30, 2009 was a positive $280 thousand, which is recorded as a component of other income on the income statement.
At June 30, 2009, the Corporation had a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. The cash payment on the interest rate swap of $149 thousand for the six months ended June 30, 2009 was recorded as a component of interest expense on the income statement. At June 30, 2009, the cash flow hedge had a positive fair value of $1.7 million, which is classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged items. The change in the fair value of the interest rate swap net of taxes of $1.1 million is recorded as a component of other comprehensive income on the balance sheet.
Note 11. Fair Value Disclosures
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

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”) and MBS and ABS securities.

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
Loans Held for Sale
The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at June 30, 2009 were carried at the lower of cost or estimated fair value.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, classified using the SFAS 157 valuation hierarchy:

	At June 30, 2009
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury, government corporations and agencies	$—	$109,256	$—	$109,256
State and political subdivisions	—	104,767	—	104,767
Mortgage-backed securities	—	123,988	—	123,988
Collateral mortgage obligations	—	68,974	5,415	74,389
Asset-backed securities	—	—	886	886
Other securities	—	9,503	—	9,503
Equity securities	1,793	—	—	1,793

Total available-for-sale securities	1,793	416,488	6,301	424,582

	At June 30, 2009
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Hedged loans	—	21,167	—	21,167
Mortgage servicing rights	—	1,019	—	1,019
Interest rate swaps	—	2,797	—	2,797
Derivative loan commitments	—	134	—	134

Total assets	$1,793	$441,605	$6,301	$449,699

Liabilities:
Interest rate swaps	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	At December 31, 2008
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury, government corporations and agencies	$—	$104,706	$—	$104,706
State and political subdivisions	—	100,350	—	100,350
Mortgage-backed securities	—	129,908	—	129,908
Collateral mortgage obligations	—	74,865	5,340	80,205
Asset-backed securities	—	—	1,211	1,211
Other securities	—	11,610	—	11,610
Equity securities	2,908	—	—	2,908

Total available-for-sale securities	2,908	421,439	6,551	430,898

Mortgage servicing rights	—	418	—	418

Total assets	$2,908	$421,857	$6,551	$431,316

Liabilities:
Interest rate swaps	$—	$229	$—	$229

Total liabilities	$—	$229	$—	$229

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

	For the Three Months Ended June 30, 2009
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	March 31,	Gains or	Gains or	(Sales or	June 30,
($ in thousands)	2009	(Losses)	(Losses)	Paydowns)	2009
Available-for-sale securities:
Asset-backed securities	$1,036	$37	$—	$(187)	$886
Commercial mortgage obligations	5,203	633	—	(421)	5,415

Total Level 3 assets	$6,239	$670	$—	$(608)	$6,301

	For the Six Months Ended June 30, 2009
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	Gains or	Gains or	(Sales or	June 30,
($ in thousands)	2008	(Losses)	(Losses)	Paydowns)	2009
Available-for-sale securities:
Asset-backed securities	$1,211	$34	$—	$(359)	$886
Commercial mortgage obligations	5,340	757	—	(682)	5,415

Total Level 3 assets	$6,551	$791	$—	$(1,041)	$6,301

Realized gains or losses are recognized in the Consolidated Statement of Income. There were no realized gains or losses recognized on Level 3 assets during the three or six month periods ended June 30, 2009.
The following table represents assets measured at fair value on a non-recurring basis as of June 30, 2009.

	At June 30, 2009
				Assets at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Acquired leases	$—	$—	$5,551	$5,551
Impaired loans and leases	—	—	587	587

	$—	$—	$6,138	$6,138

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these loans. Acquired leases are classified within level 3 of the valuation hierarchy.
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient under SFAS 114 was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the six months ended June 30, 2009, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At June 30, 2009		At December 31, 2008
	Carrying,		Carrying,
	Notional or		Notional or
	Contract	Fair Value	Contract	Fair Value
Assets:
Cash and Short-term assets	$32,412	$32,412	$40,066	$40,066
Investment securities	425,774	425,862	432,266	432,330
Loans held for sale	1,119	1,142	544	550
Net loans and leases	1,446,062	1,494,614	1,436,774	1,502,733
Interest rate swaps	42,000	2,797	—	—
Liabilities:
Deposits	1,565,076	1,544,249	1,527,328	1,539,879
Short-term borrowings	183,642	184,718	192,730	192,730
Long-term borrowings	81,815	84,476	120,006	124,084
Interest rate swap	—	—	20,000	229
Off-Balance-Sheet:
Commitments to extend credit	430,905	(308)	425,271	(389)
Letters of credit	70,502	(718)	81,462	(829)

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
Note 12. Recent Accounting Pronouncements
In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FAS 107-1”), and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting” (“APB 28-1”) amends both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The application of the provisions of FAS 107-1 and APB 28-1 resulted in additional disclosure about the fair value of financial instruments in connection with the Corporation’s June 30, 2009 quarterly report on Form 10-Q, but did not have a material impact on its consolidated financial statements.
In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS115-2 and FAS 124-2”) which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The application of the provisions of FAS 115-2 and FAS 124-2 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of FAS 141(R)-1 did not have a material impact on the Corporations’s consolidated financial statements as of June 30, 2009.

In April 2009, FASB issued FASB FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the provisions of FSP 157-4 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods that end after June 15, 2009. The application of the provisions of SFAS No. 165 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 166 to have a material impact on the Corporation’s consolidated financial statements.
In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 167 to have a material impact on the Corporation’s consolidated financial statements.

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
The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. Univest Capital, Inc., a wholly owned subsidiary of the Bank, provides lease financing. Delview, Inc., a wholly owned subsidiary of the Bank, provides various financial services including financial planning, investment management, insurance products and brokerage services to individuals and businesses through its subsidiaries Univest Investments, Inc. and Univest Insurance, Inc. TCG Investment Advisory, a wholly owned subsidiary of the Bank, is a registered investment advisor and provides discretionary investment consulting and management services.
Executive Overview
The Corporation recorded net income for the six months ended June 30, 2009 of $6.5 million, a 48.4% decrease compared to the June 30, 2008 period. Basic and diluted net income per share decreased by 49.0% for the six months ended June 30, 2009 as compared to June 30, 2008.
Average interest-earning assets increased $31.5 million and average interest-bearing liabilities increased $37.7 million when comparing the six-month periods ended June 30, 2009 and 2008. Increased volume in commercial business, commercial real estate and construction and lease financings along with decreased rates on money market savings and time deposits were partially offset by decreased rates on commercial business loans and commercial and construction real estate loans; this contributed to a $1.5 million increase in tax-equivalent net interest income. The tax-equivalent net interest margin increased to 3.82% for the six month period ended June 30, 2009 from 3.71% when compared to the same period in 2008.
Non-interest income decreased by 11.0%, when comparing the six-month periods ended June 30, 2009 to 2008, due to a decrease in bank owned life insurance income of $2.0 million, primarily due to a death benefit recorded in 2008 and other-than-temporary impairments on equity securities being $1.2 million greater in 2009 over 2008. These decreases were partially offset by increases in investment advisory fees, insurance commissions and fee income, the gain on sale of loans held for sale and other income.
Non-interest expense grew 12.6% primarily due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense. Additionally, FDIC insurance premiums increased in 2009 over 2008 due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to $983 thousand, and credits that were utilized by the Corporation in 2008 causing an aggregated variance of $2.0 million.

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
Results of Operations — Three Months Ended June 30, 2009 Versus 2008
The Corporation’s consolidated net income and earnings per share for the three months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Net income	$2,669	$5,874	$(3,205)	(54.6)%
Net income per share:
Basic	$.21	$.46	$(.25)	(54.3)%
Diluted	.21	.46	(.25)	(54.3)%
Return on average shareholders’ equity was 5.14% and return on average assets was 0.52% for the three months ended June 30, 2009, compared to 11.50% and 1.16%, respectively, for the same period in 2008.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended June 30, 2009 and 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $805 thousand for the three months ended June 30, 2009 compared to 2008 primarily due to rate decreases in money market and time deposits. Decreased rates on commercial business loans and commercial real estate and commercial construction loans were partially offset by increased volumes on commercial business and commercial real estate and construction loans and lease financings. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.87% and 3.75% for the three-month periods ended June 30, 2009 and 2008, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.60% for the three months ended June 30, 2009 compared to 3.35% for the same period in 2008. The effect of net interest free funding sources decreased to 0.27% for the three months ended June 30, 2009 compared to 0.40% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended June 30,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$3,399	$2	0.24%	$758	$3	1.59%
U.S. Government obligations	98,532	782	3.18	100,530	1,148	4.59
Obligations of states and political subdivisions	104,606	1,760	6.75	109,035	1,680	6.20
Other debt and equity securities	210,004	2,640	5.04	240,505	3,117	5.21
Federal funds sold	—	—	—	21,431	121	2.27

Total interest-earning deposits, investments and federal funds sold	416,541	5,184	4.99	472,259	6,069	5.17

Commercial, financial and agricultural loans	414,482	4,652	4.50	390,353	5,952	6.13
Real estate—commercial and construction loans	525,984	8,039	6.13	477,482	7,780	6.55
Real estate—residential loans	298,370	3,472	4.67	304,901	3,971	5.24
Loans to individuals	50,950	851	6.70	64,642	1,121	6.97
Municipal loans and leases	88,916	1,379	6.22	81,879	1,286	6.32
Lease financings	92,541	1,987	8.61	72,920	1,594	8.79

Gross loans and leases	1,471,243	20,380	5.56	1,392,177	21,704	6.27

Total interest-earning assets	1,887,784	25,564	5.43	1,864,436	27,773	5.99

Cash and due from banks	30,633			35,263
Reserve for loan and lease losses	(15,897)			(13,173)
Premises and equipment, net	33,254			31,463
Other assets	141,791			126,998

Total assets	$2,077,565			$2,044,987

Liabilities:
Interest-bearing checking deposits	$165,642	55	0.13	$147,206	111	0.30
Money market savings	314,554	403	0.51	442,553	2,223	2.02
Regular savings	343,838	718	0.84	268,757	981	1.47
Time deposits	514,667	4,530	3.53	471,528	5,198	4.43

Total time and interest-bearing deposits	1,338,701	5,706	1.71	1,330,044	8,513	2.57

Securities sold under agreements to repurchase	85,919	143	0.67	88,108	238	1.09
Other short-term borrowings	99,968	681	2.73	37,817	217	2.31
Long-term debt	57,350	501	3.50	95,419	1,017	4.29
Subordinated notes and capital securities	26,619	325	4.90	28,119	385	5.51

Total borrowings	269,856	1,650	2.45	249,463	1,857	2.99

Total interest-bearing liabilities	1,608,557	7,356	1.83	1,579,507	10,370	2.64

Demand deposits, non-interest bearing	221,616			229,971
Accrued expenses and other liabilities	39,071			30,045

Total liabilities	1,869,244			1,839,523

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,784			22,633
Retained earnings and other equity	111,167			108,461

Total shareholders’ equity	208,321			205,464

Total liabilities and shareholders’ equity	$2,077,565			$2,044,987

Net interest income		$18,208			$17,403

Net interest spread			3.60			3.35
Effect of net interest-free funding sources			0.27			0.40

Net interest margin			3.87%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.36%			118.04%

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

	The Three Months Ended June 30,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$2	$(3)	$(1)
U.S. Government obligations	(14)	(352)	(366)
Obligations of states and political subdivisions	(69)	149	80
Other debt and equity securities	(375)	(102)	(477)
Federal funds sold	(121)	—	(121)

Interest on deposits, investments and federal funds sold	(577)	(308)	(885)

Commercial, financial and agricultural loans and leases	282	(1,582)	(1,300)
Real estate-commercial and construction loans	758	(499)	259
Real estate-residential loans	(67)	(432)	(499)
Loans to individuals	(227)	(43)	(270)
Municipal loans and leases	113	(20)	93
Lease financings	426	(33)	393

Interest and fees on loans and leases	1,285	(2,609)	(1,324)

Total interest income	708	(2,917)	(2,209)

Interest expense:
Interest-bearing checking deposits	6	(62)	(56)
Money market savings	(158)	(1,662)	(1,820)
Regular savings	158	(421)	(263)
Time deposits	387	(1,055)	(668)

Interest on time and interest-bearing deposits	393	(3,200)	(2,807)

Securities sold under agreement to repurchase	(3)	(92)	(95)
Other short-term borrowings	425	39	464
Long-term debt	(329)	(187)	(516)
Subordinated notes and capital securities	(17)	(43)	(60)

Interest on borrowings	76	(283)	(207)

Total interest expense	469	(3,483)	(3,014)

Net interest income	$239	$566	$805

Notes:
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Interest Income
Interest income on U. S. Government obligations decreased during the three months ended June 30, 2009 compared to 2008 due to a decline in average volume and average rates. Interest income on obligations of state and political subdivisions decreased due to a decline in average volume and average rates. Interest income on other debt and equity securities decreased primarily due to average volume decreases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and commercial real estate and construction loans. The rate decreases are attributable to the 175 basis point decline in average prime rate comparing the three months ended June 30, 2009 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 163 basis points; which contributed to a $1.3 million decrease in interest income. The average volume decline on loans to individuals of $13.7 million, contributed to a $270 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $19.6 million; this contributed to a $393 thousand increase in interest income and an increase in average volume on commercial real estate and construction loans of $48.5 million; this contributed to a $259 thousand increase in interest income.

Interest Expense
The Corporation’s average cost of deposits decreased 86 basis points for the three months ended June 30, 2009 compared to the same period in 2008. This decrease in average rate contributed to a $2.8 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 151 basis points and the average volume decreased $128.0 million; the net effect contributed to a $1.8 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the three months ended March 31, 2008. Interest on regular savings decreased $263 thousand due to a 63 basis-point decrease in average rate that was partially offset by an average volume increase of $75.1 million. Interest on certificates of deposit decreased $668 thousand, due to a 90 basis-point decrease in average rate while the average volume increased by $43.1 million.
Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $369 thousand in the aggregate during the three months ended June 30, 2009 compared to 2008 primarily due to average volume increases of $60.0 million.
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $38.1 million and a 79 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $60 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2009 and 2008 was $5.4 million and $2.3 million, respectively. The increase in the provision for loan losses is due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category and increased specific reserves on impaired loans to $2.1 million at June 30, 2009 from $36 thousand at December 31 2008. Additionally, nonaccrual loans and restructured loans increased to $9.1 million at June 30, 2009 from $7.4 million at June 30, 2008.

Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income decreased during the three months ended June 30, 2009 compared to 2008 primarily due to a decrease of $1.3 million in bank owned life insurance income and a decrease in trust fee income.

	Three Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Trust fee income	$1,325	$1,628	$(303)	(18.6)%
Service charges on deposit accounts	1,692	1,708	(16)	(0.9)
Investment advisory commission and fee income	917	642	275	42.8
Insurance commission and fee income	1,813	1,271	542	42.6
Bank owned life insurance income	408	1,734	(1,326)	(76.5)
Other service fee income	927	1,091	(164)	(15.0)
Other-than-temporary impairments on securities	(223)	(235)	(12)	5.1
Net loss on the sales of securities	(22)	22	(44)	N/M
Gain on sale of loans held for sale	669	16	653	N/M
Net loss on dispositions of fixed assets	(17)	(4)	(13)	N/M
Other	337	106	231	N/M

Total noninterest income	$7,826	$7,979	$(153)	(1.9)

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts decreased slightly when comparing the second quarter of 2009 to the same period in 2008 due to a reduction in overdraft fees.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. and TCG Investment Advisory, Inc., increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased in the second quarter of 2009 over 2008 primarily due to the acquisition of Liberty Benefits.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. As a result of a payment for a death benefit claim in the second quarter of 2008 of $1.4 million and a decline in the market value of the underlying assets, life insurance income decreased in the second quarter of 2009 over 2008.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the second quarter of 2009 over 2008 primarily due to income recognized in 2008 which resulted from a renegotiated contract with a service provider.
Other non-interest income includes fair value adjustments on derivatives, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased for the three months ended 2009 compared to the same period in 2008 primarily due to a positive fair value adjustment on interest rate swaps.
Gains on Sale of Assets
Sales of $54.2 million in loans held for sale, primarily due to increased mortgage activity, during the three months ended June 30, 2009 resulted in gains of $669 thousand compared to sales of $942 thousand for gains of $16 thousand for the three months ended June 30, 2008.
During the three months ended June 30, 2009, approximately $5.3 million of available for sale securities were sold recognizing losses of $22 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $223 thousand on its equity portfolio during the second quarter of 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the quarter due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. Additionally, the Corporation has the intent to hold the securities and will not be required to sell the securities before recovery occurs. During the three months ended June 30, 2008, the Corporation sold $7.0 million in securities that resulted in a gain of $22 thousand. Additionally, the Corporation realized an impairment charge of $235 thousand on its equity portfolio during the second quarter of 2008.

Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.
The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Salaries and benefits	$9,417	$8,019	$1,398	17.4%
Net occupancy	1,275	1,286	(11)	(0.9)
Equipment	850	799	51	6.4
Marketing and advertising	317	532	(215)	(40.4)
Deposit insurance premiums	1,477	64	1,413	N/M
Other	3,454	4,385	(931)	(21.2)

Total noninterest expense	$16,790	$15,085	$1,705	11.3

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense.
Deposit insurance premiums increased due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009 and credits, which equated to $938 thousand, that were utilized by the Corporation in 2008 causing an aggregate variance of $1.4 million.
Other expenses decreased primarily due to expenses associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans, both recognized in the 2008 period and which are not recurring in nature, and higher consulting fees in 2008.
Tax Provision
The provision for income taxes was $187 thousand for the three months ended June 30, 2009 compared to $1.3 million in 2008, at effective rates of 6.55% and 17.98%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Results of Operations — Six Months Ended June 30, 2009 Versus 2008
The Corporation’s consolidated net income and earnings per share for the six months ended June 30, 2009 and 2008 were as follows:

	For the Six Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Net income	$6,505	$12,595	$(6,090)	(48.4)%
Net income per share:
Basic	$0.50	$0.98	$(0.48)	(49.0)
Diluted	0.50	0.98	(0.48)	(49.0)
Return on average shareholders’ equity was 6.35% and return on average assets was 0.63% for the six months ended June 30, 2009, compared to 12.48% and 1.25%, respectively, for the same period in 2008.

Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the six months ended June 30, 2009 and 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $1.5 million for the six months ended June 30, 2009 compared to 2008 primarily due to rate decreases in money market and time deposits. Decreased rates on commercial business loans and commercial real estate and commercial construction loans were partially offset by increased volumes on commercial business and commercial real estate and construction loans and lease financings. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.82% and 3.71% for the six-month periods ended June 30, 2009 and 2008, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.54% for the six months ended June 30, 2009 compared to 3.27% for the same period in 2008. The effect of net interest free funding sources decreased to 0.28% for the six months ended June 30, 2009 compared to 0.44% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$3,366	$5	0.30%	$729	$8	2.21%
U.S. Government obligations	96,698	1,764	3.68	101,653	2,390	4.73
Obligations of states and political subdivisions	102,540	3,472	6.83	101,074	3,230	6.43
Other debt and equity securities	217,312	5,474	5.08	243,076	6,263	5.18
Federal funds sold	116	—	—	27,385	378	2.78

Total interest-earning deposits, investments and federal funds sold	420,032	10,715	5.14	473,917	12,269	5.21

Commercial, financial and agricultural loans	405,355	9,219	4.59	373,747	12,187	6.56
Real estate-commercial and construction loans	514,113	15,317	6.01	476,287	16,120	6.81
Real estate-residential loans	304,613	7,190	4.76	306,030	8,101	5.32
Loans to individuals	52,106	1,792	6.94	66,986	2,344	7.04
Municipal loans and leases	87,416	2,693	6.21	81,684	2,565	6.31
Lease financings	95,165	4,031	8.54	68,646	3,032	8.88

Gross loans and leases	1,458,768	40,242	5.56	1,373,380	44,349	6.49

Total interest-earning assets	1,878,800	50,957	5.47	1,847,297	56,618	6.16

Cash and due from banks	30,907			35,442
Reserve for loan and lease losses	(14,789)			(13,064)
Premises and equipment, net	32,877			30,339
Other assets	140,905			125,323

Total assets	$2,068,700			$2,025,337

Liabilities:
Interest-bearing checking deposits	$160,424	142	0.18	$143,386	236	0.33
Money market savings	321,129	1,047	0.66	465,077	5,871	2.54
Regular savings	331,734	1,497	0.91	257,964	2,069	1.61
Time deposits	528,156	9,432	3.60	472,996	10,644	4.53

Total time and interest-bearing deposits	1,341,443	12,118	1.82	1,339,423	18,820	2.83

Securities sold under agreements to repurchase	80,745	261	0.65	84,682	531	1.26
Other short-term borrowings	87,435	1,042	2.40	22,802	280	2.47
Long-term debt	70,585	1,339	3.83	94,047	2,028	4.34
Subordinated notes and capital securities	26,808	653	4.91	28,327	873	6.20

Total borrowings	265,573	3,295	2.50	229,858	3,712	3.25

Total interest-bearing liabilities	1,607,016	15,413	1.93	1,569,281	22,532	2.89

Demand deposits, non-interest bearing	216,709			223,430
Accrued expenses and other liabilities	38,532			29,672

Total liabilities	1,862,257			1,822,383

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,789			22,630
Retained earnings and other equity	109,284			105,954

Total shareholders’ equity	206,443			202,954

Total liabilities and shareholders’ equity	$2,068,700			$2,025,337

Net interest income		$35,544			$34,086

Net interest spread			3.54			3.27
Effect of net interest-free funding sources			0.28			0.44

Net interest margin			3.82%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.91%			117.72%

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

	The Six Months Ended June 30,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$4	$(7)	$(3)
U.S. Government obligations	(95)	(531)	(626)
Obligations of states and political subdivisions	41	201	242
Other debt and equity securities	(668)	(121)	(789)
Federal funds sold	(378)	—	(378)

Interest on deposits, investments and federal funds sold	(1,096)	(458)	(1,554)

Commercial, financial and agricultural loans and leases	693	(3,661)	(2,968)
Real estate—commercial and construction loans	1,092	(1,895)	(803)
Real estate—residential loans	(59)	(852)	(911)
Loans to individuals	(519)	(33)	(552)
Municipal loans and leases	169	(41)	128
Lease financings	1,115	(116)	999

Interest and fees on loans and leases	2,491	(6,598)	(4,107)

Total interest income	1,395	(7,056)	(5,661)

Interest expense:
Interest-bearing checking deposits	13	(107)	(94)
Money market savings	(476)	(4,348)	(4,824)
Regular savings	326	(898)	(572)
Time deposits	975	(2,187)	(1,212)

Interest on time and interest-bearing deposits	838	(7,540)	(6,702)

Securities sold under agreement to repurchase	(13)	(257)	(270)
Other short-term borrowings	770	(8)	762
Long-term debt	(450)	(239)	(689)
Subordinated notes and capital securities	(38)	(182)	(220)

Interest on borrowings	269	(686)	(417)

Total interest expense	1,107	(8,226)	(7,119)

Net interest income	$288	$1,170	$1,458

Notes:
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Interest Income
Interest income on U. S. Government obligations decreased during the six months ended June 30, 2009 compared to 2008 due to a decline in average volume and average rates. Interest income on obligations of state and political subdivisions increased due to increases in average volume and average rates. Interest income on other debt and equity securities decreased primarily due to average volume decreases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and commercial real estate and construction loans. The rate decreases are attributable to the 206 basis point decline in average prime rate comparing the six months ended June 30, 2009 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 197 basis points; which contributed to a $3.0 million decrease in interest income. The average yield on commercial real estate and construction loans decreased 80 basis points which contributed to a $803 thousand decline in interest income. The average volume decline on loans to individuals of $14.9 million, contributed to a $552 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $26.5 million; this contributed to a $999 thousand increase in interest income and the increases in the average volume of commercial loans of $31.6 million and commercial real estate and construction loans of $37.8 million.

Interest Expense
The Corporation’s average cost of deposits decreased 101 basis points for the six months ended June 30, 2009 compared to the same period in 2008. This decrease in average rate contributed to a $6.7 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 188 basis points and the average volume decreased $143.9 million; the net effect contributed to a $4.8 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the three months ended March 31, 2008. Interest on regular savings decreased $572 thousand due to a 70 basis-point decrease in average rate that was partially offset by an average volume increase of $73.8 million. Interest on certificates of deposit decreased $1.2 million, due to a 93 basis-point decrease in average rate while the average volume increased by $55.2 million.
Interest expense on short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on short-term borrowings increased $492 thousand in the aggregate during the six months ended June 30, 2009 compared to 2008 primarily due to average volume increases of $60.7 million.
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $23.5 million and a 51 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $220 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under SFAS No. 114. Any of the above criteria may cause the reserve to fluctuate. The provision for the six months ended June 30, 2009 and 2008 was $7.5 million and $3.3 million, respectively. The increase in the provision for loan losses was due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category and increased specific reserves on impaired loans to $2.1 million at June 30, 2009 from $36 thousand at December 31 2008. Additionally, nonaccrual loans and restructured loans increased to $9.1 million at June 30, 2009 from $7.4 million at June 30, 2008.

Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income decreased during the six months ended June 30, 2009 compared to 2008 primarily due to a decrease of $2.0 million in bank owned life insurance income and $1.4 million in other-than-temporary impairment losses on available-for-sale securities.

	Six Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Trust fee income	$2,750	$3,255	$(505)	(15.5)%
Service charges on deposit accounts	3,305	3,366	(61)	(1.8)
Investment advisory commission and fee income	1,824	1,257	567	45.1
Insurance commission and fee income	3,799	3,329	470	14.1
Bank owned life insurance income	565	2,525	(1,960)	(77.6)
Other service fee income	1,724	1,849	(125)	(6.8)
Other-than-temporary impairments on securities	(1,400)	(235)	(1,165)	N/M
Net gain on sale of securities	15	78	(63)	(80.8)
Gain on sale of loans held for sale	930	35	895	N/M
Net loss on dispositions of fixed assets	(147)	(5)	(142)	N/M
Other	635	268	367	136.9

Total noninterest income	$14,000	$15,722	$(1,722)	(11.0)

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts decreased slightly when comparing the six months ended June 30, 2009 to the same period in 2008.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. and TCG Investment Advisory, Inc. increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased during the six- month period ended June 30, 2009 over the same period in 2008 primarily due to the acquisition of Liberty Benefits, Inc. in December 2008.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. As a result of payments for death benefit claims during the six months ended June 30, 2008 of $1.9 million and a decline in the market value of the underlying assets, life insurance income decreased when comparing the six months ended June 30, 2009 to the same period in 2008.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the six months ended June 30, 2009 over the same period in 2008 primarily due to income recognized in 2008 which resulted from a renegotiated contract with a service provider.
Other non-interest income includes fair value adjustments on derivatives, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased for the six months ended 2009 compared to the same period in 2008 primarily due to a positive fair value adjustment on derivative loan commitments and interest rate swaps.
Gains on Sale of Assets
Sales of $70.9 million in loans held for sale, primarily due to increased mortgage activity, during the six months ended June 30, 2009 resulted in gains of $930 thousand compared to sales of $2.6 million for gains of $35 thousand for the six months ended June 30, 2008.
During the six months ended June 30, 2009, approximately $33.0 million of available for sale securities were sold recognizing gains of $15 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $1.4 million on its equity portfolio during the six month period ended June 30, 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the quarter due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. Additionally, the Corporation has the intent to hold the securities and will not be required to sell the securities before recovery occurs. During the six months ended June 30, 2008, the Corporation sold $14.7 million in securities that resulted in a gain of $78 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $235 thousand on its equity portfolio during the six month period ended June 30, 2008.

Net losses on the disposition of fixed assets were $147 thousand and $5 thousand for the six months ended June 30, 2009 and 2008. Net losses in 2009 were primarily the result of relocating a banking office within one of its supermarket locations to a traditional office and the demolition of the Corporation’s former operations center.
Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.
The following table presents noninterest expense for the periods indicated:

	For the Six Months Ended
	June 30,		Change
	2009	2008	Amount	Percent
Salaries and benefits	$18,849	$16,187	$2,662	16.4%
Net occupancy	2,667	2,577	90	3.5
Equipment	1,691	1,565	126	8.1
Marketing and advertising	480	721	(241)	(33.4)
Deposit insurance premiums	2,060	107	1,953	N/M
Other	6,546	7,536	(990)	(13.1)

Total noninterest expense	$32,293	$28,693	$3,600	12.6

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense. Net occupancy costs increased due to increases in rental expense on leased properties which was offset by a slight increase in rental income on leased office space.
Deposit insurance premiums increased due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to $938 thousand, and credits that were utilized by the Corporation in 2008 causing an aggregate variance of $2.0 million.
Other expenses decreased primarily due to expenses associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans, both recognized in the 2008 period and which are not recurring in nature, and lower contributions made in 2009 primarily due to timing. These decreases are partially offset by increases in the amortization of customer intangible lists which increased by $379 thousand due to the acquisitions stated above and miscellaneous tax expense.
Tax Provision
The provision for income taxes was $1.2 million for the six months ended June 30, 2009 compared to $3.5 million in 2008, at effective rates of 15.69% and 21.98%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the six-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.

Financial Condition
Assets
Total assets increased $2.0 million since December 31, 2008. This increase was primarily due to an increase in total loans and leases and accrued interest and other assets which is partially offset by a decrease in cash, deposits and federal funds sold, investment securities and the reserve for loan and lease losses. The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
	2009	2008	Amount	Percent
Cash, deposits and federal funds sold	$32,412	$40,066	$(7,654)	(19.1)%
Investment securities	425,774	432,266	(6,492)	(1.5)
Loans held for sale	1,119	544	575	105.7
Total loans and leases	1,464,886	1,449,892	14,994	1.0
Reserve for loan and lease losses	(18,824)	(13,118)	(5,706)	(43.5)
Premises and equipment, net	33,240	32,602	638	2.0
Goodwill and other intangibles, net	56,183	56,051	132	0.2
Cash surrender value of insurance policies	45,984	45,419	565	1.2
Accrued interest and other assets	46,047	41,075	4,972	12.1

Total assets	$2,086,821	$2,084,797	$2,024	0.1

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
Total investments decreased primarily due to security maturities of $30.7 million and sales and calls of $103.2 million that were partially offset by purchases of $126.4 million.
Loans and Leases
Total loans and leases increased in the six months ended June 30, 2009 due to increases in commercial real estate of $29.4 million and commercial, financial and agriculture loans of $29.5 million. These increases were partially offset by decreases in construction loans of $3.4 million, residential loans of $28.3 million, loans to individuals of $4.5 million and lease financings, net of unearned income of $7.7 million.
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

Total cash basis, restructured and nonaccrual loans and leases totaled $9.1 million at June 30, 2009, $5.4 million at December 31, 2008 and $7.4 million at June 30, 2008 and consist mainly of commercial loans and real estate related commercial loans. For the six months ended June 30, 2009 and 2008, nonaccrual loans and leases resulted in lost interest income of $190 thousand and $297 thousand, respectively. Loans and leases 90 days or more past due totaled $1.8 million at June 30, 2009, $1.1 million at December 31, 2008 and $3.0 million at June 30, 2008. Other real estate owned totaled $2.8 million and $346 thousand at June 30, 2009 and December 31, 2008. There was no other real estate owned at June 30, 2008. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 0.94% at June 30, 2009, 0.48% at December 31, 2008 and 0.75% at June 30, 2008. The ratio of nonperforming assets to total assets was 0.66% at June 30, 2009, 0.33% at December 31, 2008 and 0.52% at June 30, 2008.
The following table presents nonperforming assets for the periods indicated:

	06/30/08	12/31/08
Commercial, financial and agricultural	$3,430	$835
Real estate — commercial — owner occupied	2,281	1,824
Real estate — commercial — non-owner occupied	1,503	3,173
Real estate — construction	596	—
Real estate — residential	1,502	409
Loans to individuals	159	370
Lease financings	1,454	430
Other real estate owned	2,812	346

Total	$13,737	$7,387

At June 30, 2009, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $9.1 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $2.1 million. At December 31, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $5.4 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $36 thousand. At June 30, 2008, the recorded investment in loans and leases that are considered to be impaired under SFAS 114 was $7.4 million and the related reserve for loan and lease losses for those credits was $2.0 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
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
The reserve for loan and lease losses increased $5.7 million from December 31, 2008 to June 30, 2009, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.29% at June 30, 2009 and 0.90% at December 31, 2008.
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
In accordance with SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation completes annual impairment tests for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives. At June 30, 2009, there was no impairment indicated.

Liabilities
Total liabilities decreased since December 31, 2008 primarily due to a decrease in borrowings, partially offset by an increase in deposits and accrued expenses and other liabilities. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
	2009	2008	Amount	Percent
Deposits	$1,565,076	$1,527,328	$37,748	2.5%
Borrowings	265,457	312,736	(47,279)	(15.1)
Accrued expenses and other liabilities	47,930	41,526	6,404	15.4

Total liabilities	$1,878,463	$1,881,590	$(3,127)	(0.2)

Deposits
Total deposits increased at the Bank primarily due to increases of $51.2 million in regular savings which is partially offset by a decrease of $21.6 million in money market savings accounts.
Borrowings
Long-term borrowings at June 30, 2009, included $6.0 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, $54.4 million in long-term borrowings from the FHLB and $783 thousand in a capital lease obligation. Long-term borrowings decreased due to a reclassification of long-term debt to short-term debt in the amount of $38.0 million due to the remaining term to maturity being one year or less. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased due to the repayment of $39.6 million in federal funds purchased and $4.5 million in FHLB short-term borrowings. These decreases are partially offset by increases in short-term Federal Reserve Bank borrowings of $30.0 million, securities under agreement to repurchase of $5.0 million and the reclassification of $38.0 million from long-term debt.
Shareholders’ Equity
Total shareholders’ equity increased since December 31, 2008 primarily due to current earnings and a reduction in accumulated other comprehensive loss; this increase was partially offset by cash dividends paid.
The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
	2009	2008	Amount	Percent
Common stock	$74,370	$74,370	$—	—%
Additional paid-in capital	21,382	22,459	(1,077)	(4.8)
Retained earnings	152,950	151,816	1,134	0.7
Accumulated other comprehensive loss	(5,556)	(8,619)	3,063	35.5
Treasury stock	(34,788)	(36,819)	2,031	5.5

Total shareholders’ equity	$208,358	$203,207	$5,151	2.5

Retained earnings were favorably impacted by six months of net income of $6.5 million partially offset by cash dividends of $5.2 million declared during the first six months of 2009. Treasury stock decreased primarily due to issuances for the employee stock purchase plan, employee stock options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive loss decreased by $3.1 million primarily due to unrealized gain related to securities of $3.8 million, net of taxes, is included in shareholders’ equity as of June 30, 2009 when compared to $2.3 million, net of taxes, as of December 31, 2008. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the fair values of non-mortgage-backed government agency debt securities and mortgage-backed government agency debt securities and other mortgage-backed securities.

Capital Adequacy
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$199,352	11.89%	$134,150	8.00%	$167,688	10.00%
Bank	186,279	11.28	132,094	8.00	165,118	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	178,580	10.65	67,075	4.00	100,613	6.00
Bank	167,307	10.13	66,047	4.00	99,071	6.00
Tier 1 Capital (to Average Assets):
Corporation	178,580	8.86	60,500	3.00	80,667	4.00
Bank	167,307	8.36	60,004	3.00	80,006	4.00

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$191,469	11.60%	$132,060	8.00%	$165,075	10.00%
Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	175,801	10.65	66,030	4.00	99,045	6.00
Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Corporation	175,801	8.94	59,023	3.00	78,697	4.00
Bank	165,267	8.46	58,640	3.00	78,186	4.00
As of June 30, 2009 and December 31, 2008, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, it’s Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of June 30, 2009, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At June 30, 2009, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $278.7 million. At June 30, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $107.0 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million. At June 30, 2009, there were $14.4 million outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2009, the Corporation had outstanding borrowings of $30.0 million under this line.
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
Recent Accounting Pronouncements
In April 2009, FASB issued FSP No. FAS 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements” (“FAS 107-1”), and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting” (“APB 28-1”) amends both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The application of the provisions of FAS 107-1 and APB 28-1 resulted in additional disclosure about the fair value of financial instruments in connection with the Corporation’s June 30, 2009 quarterly report on Form 10-Q, but did not have a material impact on its consolidated financial statements.
In April 2009, FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS115-2 and FAS 124-2”) which amends the other-than-temporary guidance (“OTTI”) for debt securities to make such guidance more operational and to improve the presentation and disclosures of OTTI for both debt and equity securities. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The application of the provisions of FAS 115-2 and FAS 124-2 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In April 2009, FASB issued FASB FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS No. 141(R)-1”) which amends SFAS No. 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. FAS No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of FAS 141(R)-1 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In April 2009, FASB issued FASB FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the provisions of FSP 157-4 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events (as amended)” which establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods that end after June 15, 2009. The application of the provisions of SFAS No. 165 did not have a material impact on the Corporation’s consolidated financial statements as of June 30, 2009.
In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets”— an amendment of FASB Statement No. 140. FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 166 to have a material impact on the Corporation’s consolidated financial statements.
In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 167 to have a material impact on the Corporation’s consolidated financial statements.
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
As of June 30, 2009 an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective and there have been no changes in the Corporation’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2008.

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
The Company Borrows from the Federal Home Loan Bank and the Federal Reserve, and There Can be No Assurance These Programs Will Continue in Their Current Manner.
We at times utilize the Federal Home Loan Bank (“FHLB”) of Pittsburgh for overnight borrowings and term advances; we also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. In this regard, the FHLB of Pittsburgh has taken impairment charges and has suspended dividends and repurchases of capital stock. Any change or termination would have an adverse affect on our liquidity and profitability.
A Substantial Decline in the Value of Our Federal Home Loan Bank of Pittsburgh Common Stock May Adversely Affect Our Financial Condition.
We own common stock of the FHLB of Pittsburgh in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was $7.4 million as of June 30, 2009.
The FHLB of Pittsburgh has taken impairment charges and has suspended dividends and repurchases of capital stock. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other than temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (3)
April 1 — 30, 2009	—	—	—	643,782
May 1 — 31, 2009	—	—	—	643,782
June 1 — 30, 2009	—	—	—	643,782

Total	—	—	—

1.	Transactions are reported as of settlement dates.

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

Univest Corporation of Pennsylvania (Registrant)
Date: July 31, 2009	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: July 31, 2009	/s/ Jeffrey M. Schweitzer
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