Form 10-Q
period 2009-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2009-11-09
CIK 102212

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $5 par value	16,442,021

(Title of Class)	(Number of shares outstanding at 9/30/09)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	September 30, 2009	December 31, 2008
	($ in thousands, except per share data)
Cash and due from banks	$32,512	$34,800
Interest-earning deposits with other banks	1,914	5,266
Investment securities held-to-maturity (fair value $1,215 and $1,432 at September 30, 2009 and December 31, 2008, respectively)	1,114	1,368
Investment securities available-for-sale	471,377	430,898
Loans held for sale	1,439	544
Loans and leases	1,451,128	1,449,892
Less: Reserve for loan and lease losses	(21,945)	(13,118)

Net loans and leases	1,429,183	1,436,774

Premises and equipment, net	33,226	32,602
Goodwill	50,392	50,236
Other intangibles, net of accumulated amortization of $7,628 and $6,497 at September 30, 2009 and December 31, 2008, respectively	5,637	5,815
Bank owned life insurance	46,389	45,419
Accrued interest and other assets	44,666	41,075

Total assets	$2,117,849	$2,084,797

LIABILITIES
Demand deposits, noninterest-bearing	$226,395	$221,863
Demand deposits, interest-bearing	444,380	487,983
Savings deposits	367,742	307,512
Time deposits	498,386	509,970

Total deposits	1,536,903	1,527,328

Securities sold under agreements to repurchase	98,106	81,230
Other short-term debt	128,400	111,500
Accrued expenses and other liabilities	45,073	41,526
Long-term debt	15,071	92,637
Subordinated notes	5,625	6,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,849,797	1,881,590

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2009 and December 31, 2008; 18,266,404 and 14,873,904 shares issued at September 30, 2009 and December 31, 2008, respectively; 16,442,021 and 12,938,514 shares outstanding at September 30, 2009 and December 31, 2008, respectively	91,332	74,370
Additional paid-in capital	60,037	22,459
Retained earnings	152,305	151,816
Accumulated other comprehensive loss, net of tax benefit	(1,444)	(8,619)
Treasury stock, at cost; 1,824,383 shares and 1,935,390 shares at September 30, 2009 and December 31, 2008, respectively	(34,178)	(36,819)

Total shareholders’ equity	268,052	203,207

Total liabilities and shareholders’ equity	$2,117,849	$2,084,797

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands except per share data)
Interest and fees on loans and leases:
Taxable	$18,641	$20,621	$56,190	$62,405
Exempt from federal income taxes	963	934	2,845	2,787

Total interest and fees on loans and leases	19,604	21,555	59,035	65,192

Interest and dividends on investment securities:
Taxable	3,510	4,119	10,748	12,771
Exempt from federal income taxes	1,127	970	3,384	3,236
Interest on federal funds sold and term federal funds	3	17	8	403

Total interest income	24,244	26,661	73,175	81,602

Interest expense
Interest on deposits	5,284	8,080	17,402	26,900
Interest on short-term borrowings	980	636	2,283	1,447
Interest on long-term borrowings	637	1,432	2,629	4,333

Total interest expense	6,901	10,148	22,314	32,680

Net interest income	17,343	16,513	50,861	48,922
Provision for loan and lease losses	5,928	3,046	13,437	6,342

Net interest income after provision for loan and lease losses	11,415	13,467	37,424	42,580

Noninterest income
Trust fee income	1,325	1,578	4,075	4,833
Service charges on deposit accounts	1,745	1,719	5,050	5,085
Investment advisory commission and fee income	876	581	2,402	1,838
Insurance commission and fee income	1,470	1,266	5,567	4,595
Bank owned life insurance income	405	241	970	2,766
Other service fee income	851	732	2,575	2,581
Other-than-temporary impairment on securities	(47)	(693)	(1,447)	(928)
Net gain on sales of securities	112	1	127	79
Gain on sale of loans held for sale	401	26	1,331	61
Net loss on dispositions of fixed assets	—	(28)	(147)	(33)
Other	(40)	141	595	410

Total noninterest income	7,098	5,564	21,098	21,287

Noninterest expense
Salaries and benefits	8,818	7,935	27,667	24,122
Net occupancy	1,338	1,318	4,005	3,895
Equipment	878	792	2,569	2,357
Marketing and advertising	397	268	877	989
Deposit insurance premiums	526	183	2,586	291
Other	3,606	3,169	10,152	10,704

Total noninterest expense	15,563	13,665	47,856	42,358

Income before income taxes	2,950	5,366	10,666	21,509
Applicable income taxes	197	1,176	1,408	4,724

Net income	$2,753	$4,190	$9,258	$16,785

Net income per share:
Basic	$.19	$.33	$.68	$1.31
Diluted	.19	.33	.68	1.30
Dividends declared	.20	.20	.60	.60

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net income	$9,258	$16,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	13,437	6,342
Depreciation of premises and equipment	1,787	1,644
Other-than-temporary impairment on investment securities	1,447	928
Net gains on sale of investment securities	(127)	(79)
Net losses on dispositions of fixed assets	147	33
Net gains on sale of loans held for sale	(1,331)	(61)
Originations of loans held for sale	(105,415)	(3,695)
Proceeds from the sale of loans held for sale	104,898	3,716
Bank owned life insurance income	(970)	(2,766)
Other adjustments to reconcile net income to cash provided by operating activities	(2,580)	(700)
(Increase) decrease in interest receivable and other assets	(1,253)	2,921
Increase (decrease) in accrued expenses and other liabilities	4,914	(3,756)

Net cash provided by operating activities	24,212	21,312

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(156)	(151)
Net capital expenditures	(1,789)	(6,491)
Proceeds from maturities of securities held-to-maturity	254	5,322
Proceeds from maturities of securities available-for-sale	46,376	161,582
Proceeds from sales and calls of securities held-to-maturity	—	28,800
Proceeds from sales and calls of securities available-for-sale	125,771	93,225
Purchases of investment securities held-to-maturity	—	(34,900)
Purchases of investment securities available-for-sale	(205,003)	(252,342)
Purchases of lease financings	(4,178)	(41,070)
Net increase in loans and leases	(4,444)	(50,252)
Net (increase) decrease in interest-bearing deposits	3,352	(223)
Net increase in federal funds sold	—	(3,328)

Net cash used in investing activities	(39,817)	(99,828)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,575	(25,070)
Net (decrease) increase in short-term borrowings	(44,224)	67,099
Issuance of long-term debt	—	30,000
Repayment of subordinated debt	(1,125)	(1,125)
Issuance of common stock	55,617	—
Purchases of treasury stock	(370)	(1,227)
Proceeds from sales of treasury stock	—	122
Stock issued under dividend reinvestment and employee stock purchase plans	1,569	1,441
Proceeds from exercise of stock options, including tax benefits	64	1,438
Cash dividends paid	(7,789)	(7,699)

Net cash provided by financing activities	13,317	64,979

Net decrease in cash and due from banks	(2,288)	(13,537)
Cash and due from banks at beginning of year	34,800	47,135

Cash and due from banks at end of period	$32,512	$33,598

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$22,816	$34,457
Income taxes, net of refunds received	1,522	5,893

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited condensed consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1. Financial Information
The accompanying unaudited condensed consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to present a fair statement of the results and condition for the interim periods presented. Certain amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the SEC on March 6, 2009.
The Corporation has evaluated events that occurred subsequent to September 30, 2009 for recognition or disclosure in our financial statements and notes to our financial statements. We performed our subsequent event review through November 9, 2009, the date the third quarter financial statements were issued.
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
Note 2. Investment Securities
The following table shows the amortized cost and the approximate market value of the held-to-maturity securities and available-for-sale securities at September 30, 2009 and December 31, 2008 by maturity within each type.

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
Securities Held-to-Maturity
Mortgage-backed securities:
1 to 5 years	$158	$9	$—	$167
5 to 10 years	469	38	—	507
Over 10 years	471	54	—	525

	1,098	101	—	1,199

Other:
1 to 5 years	16	—	—	16

	16	—	—	16

Total	$1,114	$101	$—	$1,215

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies
1 to 5 years	$133,540	$618	$(32)	$134,126

	133,540	618	(32)	134,126

State and political subdivisions
Within 1 year	—	—	—	—
1 to 5 years	7,246	252	(3)	7,495
5 to 10 years	31,411	896	(40)	32,267
Over 10 years	66,634	3,272	—	69,906

	105,291	4,420	(43)	109,668

Mortgage-backed securities
Within 1 year	1,781	28	—	1,809
1 to 5 years	99	7	—	106
5 to 10 years	16,813	679	—	17,492
Over 10 years	97,759	4,915	(2)	102,672

	116,452	5,629	(2)	122,079

Collateral mortgage obligations
5 to 10 years	3,665	86	—	3,751
Over 10 years	88,106	2,246	(656)	89,696

	91,771	2,332	(656)	93,447

Asset backed securities
1 to 5 years	708	14	—	722

	708	14	—	722

Other securities
Within 1 year	2,267	—	—	2,267
1 to 5 years	6,995	132	(25)	7,102

	9,262	132	(25)	9,369

Equity securities
No stated maturity	1,850	349	(233)	1,966

	1,850	349	(233)	1,966

Total	$458,874	$13,494	$(991)	$471,377

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
Securities Held-to-Maturity
Mortgage-backed securities:
Within 1 year	$5	$—	$—	$5
1 to 5 years	222	8	—	230
5 to 10 years	199	10	—	209
Over 10 years	927	46	—	973

	1,353	64	—	1,417

Other:
1 to 5 years	15	—	—	15

	15	—	—	15

Total	$1,368	$64	$—	$1,432

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value

Securities Available-for-Sale
U.S. Treasury, government corporations and agencies
Within 1 year	$5,871	$—	$(9)	$5,862
1 to 5 years	97,994	884	(34)	98,844

	103,865	884	(43)	104,706

State and political subdivisions
1 to 5 years	3,048	109	(5)	3,152
5 to 10 years	28,176	939	(37)	29,078
Over 10 years	68,572	478	(930)	68,120

	99,796	1,526	(972)	100,350

Mortgage-backed securities
Within 1 year	175	1	—	176
1 to 5 years	2,910	3	(4)	2,909
5 to 10 years	3,760	130	—	3,890
Over 10 years	119,907	3,091	(65)	122,933

	126,752	3,225	(69)	129,908

Collateral mortgage obligations
5 to 10 years	4,763	13	(55)	4,721
Over 10 years	75,957	1,421	(1,894)	75,484

	80,720	1,434	(1,949)	80,205

Asset backed securities
1 to 5 years	1,231	—	(20)	1,211

	1,231	—	(20)	1,211

Other securities
Within 1 year	4,583	—	—	4,583
1 to 5 years	6,992	165	(130)	7,027

	11,575	165	(130)	11,610

Equity securities
No stated maturity	3,447	53	(592)	2,908

	3,447	53	(592)	2,908

Total	$427,386	$7,287	$(3,775)	$430,898

Securities with a market value of $357.5 million and $311.7 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the nine months ended September 30, 2009 and 2008, available-for-sale securities with a fair value at the date of sale of $41.9 million and $16.4 million, respectively, were sold. Gross realized gains on such sales totaled $155 thousand during 2009 and $82 thousand in 2008. Gross realized losses on sales totaled $28 thousand in 2009 and $3 thousand in 2008. Tax expense related to net realized gains from the sales of investment securities for the nine months ended September 30, 2009 and 2008 were $44 thousand and $28 thousand, respectively. Accumulated other comprehensive income related to securities of $8.1 million and $2.3 million, net of taxes, has been included in shareholders’ equity at September 30, 2009 and December 31, 2008, respectively.

The Corporation realized an impairment charge of $1.4 million to noninterest income on its equity portfolio during the nine months ended September 30, 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.
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
At September 30, 2009 and December 2008, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at September 30, 2009 and December 31, 2008:

	At September 30, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury, government corporations and agencies	$15,066	$(32)	$—	$—	$15,066	$(32)
State and political subdivisions	—	—	3,202	(43)	3,202	(43)
Mortgage-backed securities	94	(1)	59	(1)	153	(2)
Collateral mortgage obligations	21,839	(153)	5,690	(503)	27,529	(656)
Other securities	3,975	(25)	—	—	3,975	(25)
Equity securities	223	(33)	412	(200)	635	(233)

Total	$41,197	$(244)	$9,363	$(747)	$50,560	$(991)

	At December 31, 2008
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury, government corporations and agencies	$10,869	$(43)	$—	$—	$10,869	$(43)
State and political subdivisions	32,985	(704)	6,897	(268)	39,882	(972)
Mortgage-backed securities	12,718	(69)	—	—	12,718	(69)
Collateral mortgage obligations	4,449	(9)	8,909	(1,940)	13,358	(1,949)
Asset-backed securities	1,211	(20)	—	—	1,211	(20)
Other securities	2,863	(130)	—	—	2,863	(130)
Equity securities	1,062	(270)	1,137	(322)	2,199	(592)

Total	$66,157	$(1,245)	$16,943	$(2,530)	$83,100	$(3,775)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At September 30,	At December 31,
($ in thousands)	2009	2008
Commercial, financial and agricultural	$449,052	$424,649
Real estate-commercial	464,172	399,003
Real estate-construction	119,796	153,506
Real estate-residential	279,968	316,039
Loans to individuals	47,587	54,212
Lease financings	100,544	110,095

Total gross loans and leases	1,461,119	1,457,504
Less: Unearned income	(9,991)	(7,612)

Total loans and leases	$1,451,128	$1,449,892

Note 4. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended		Nine Months Ended
	September30,		September 30,
($ in thousands)	2009	2008	2009	2008
Reserve for loan and lease losses at beginning of period	$18,824	$13,713	$13,118	$13,086
Provision for loan and lease losses	5,928	3,046	13,437	6,342
Recoveries	268	134	641	351
Loans charged off	(3,075)	(1,939)	(5,251)	(4,825)

Reserve for loan and lease losses at period end	$21,945	$14,954	$21,945	$14,954

Information with respect to loans and leases that are considered to be impaired under Accounting Standards Codification (“ASC”) 310 (formerly Statement of Financial Accounting Standards “SFAS” No. 114, “Accounting by Creditors for Impairment of a Loan”) at September 30, 2009 and December 31, 2008 is as follows:

	At September 30, 2009		At December 31, 2008
		Specific		Specific
($ in thousands)	Balance	Reserve	Balance	Reserve
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$6,582	$2,130	$166	$36
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	29,750		5,243

Recorded investment in impaired loans and leases at period-end	$36,332		$5,409

Recorded investment in nonaccrual and restructured loans and leases	$36,332		$5,409

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Nonaccrual and restructured loans and leases at period end	$36,332	$8,434	$36,332	$8,434
Average recorded investment in impaired loans and leases	18,851	7,730	10,730	7,011
Interest income that would have been recognized under original terms	309	266	499	564

Interest income of $74 thousand and $126 thousand was recognized on these loans for the three- and nine- month periods ended September 30, 2009. Interest income of $5 thousand was recognized on these loans for both three- and nine-month periods ended September 30, 2008.
Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. Changes in the capitalized mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning of period	$1,019	$485	$418	$512
Servicing rights capitalized	261	12	953	40
Amortization of servicing rights	(63)	—	(100)	(26)
Changes in valuation	(30)	(21)	(84)	(50)

End of period	$1,187	$476	$1,187	$476

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Valuation allowance, beginning of period	$(220)	$(77)	$(166)	$(48)
Additions	(30)	(21)	(84)	(50)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period,	$(250)	$(98)	$(250)	$(98)

The Corporation services loans for others with unpaid principal balances at September 30, 2009 and December 31, 2008 of approximately $141.9 million and $53.8 million, respectively.
Estimated Amortization Expense:

For the three months ended December 31, 2009	$52
For the year ended December 31, 2010	202
For the year ended December 31, 2011	169
For the year ended December 31, 2012	139
For the year ended December 31, 2013	115
For the year ended December 31, 2014	96
Thereafter	414

$1,187

Note 6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$2,753	$4,190	$9,258	$16,785

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	14,873	12,875	13,636	12,856
Effect of dilutive securities:
Employee stock options	—	35	—	13

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	14,873	12,910	13,636	12,869

Basic earnings per share	$0.19	$0.33	$.68	$1.31

Diluted earnings per share	0.19	0.33	.68	1.30

Note 7. Comprehensive Income
The following shows the comprehensive income, net of income taxes, for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
($ in thousands)	2009	2008	2009	2008
Net Income	$2,753	$4,190	$9,258	$16,785
Unrealized (loss) gain on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(369)	—	875	—
Unrealized gain on available-for-sale investment securities:
Unrealized gains (losses) arising during the period	4,371	(2,250)	4,988	(4,617)
Less: reclassification adjustment for gains (losses) realized in net income	42	(450)	(858)	(552)
Defined benefit pension plans:
Unrealized (losses) gains arising during the period	(1)	4	(4)	13
Less: amortization of net loss included in net periodic pension costs	(148)	(59)	(444)	(177)
Prior service costs arising during the period	—	29	—	87
Less: (amortization) accretion of prior service cost included in net periodic pension costs	(5)	10	(14)	31

Total comprehensive income, net of tax	$6,865	$2,472	$16,433	$12,966

Note 8 Pensions and Other Postretirement Benefits
Components of net periodic benefit cost:

	Three Months Ended September 30,
	2009	2008	2009	2008
($ in thousands)	Retirement Plans		Other Post Retirement
Service cost	$322	$308	$18	$17
Interest cost	489	511	23	21
Expected return on plan assets	(386)	(471)	—	—
Amortization of net gain	224	90	4	1
Amortization (accretion) of prior service cost	12	(11)	(5)	(5)

Net periodic cost	$661	$427	$40	$34

	Nine Months Ended September 30,
	2009	2008	2009	2008
($ in thousands)	Retirement Plans		Other Post Retirement
Service cost	$1,031	$933	$54	$51
Interest cost	1,467	1,468	70	63
Expected return on plan assets	(1,158)	(1,400)	—	—
Amortization of net loss	672	269	11	3
Amortization (accretion) of prior service cost	36	(32)	(15)	(15)

Net periodic cost	$2,048	$1,238	$120	$102

The Corporation previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make payments of $2.2 million for its qualified and non-qualified retirement plans and $126 thousand for its other postretirement benefit plans in 2009. As of September 30, 2009, $1.4 million and $61 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively. During the nine months ended September 30, 2009, the Corporation contributed $463 thousand and $61 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 9. Income Taxes
As of January 1, 2009 and September 30, 2009, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. Our 2006 and 2007 federal tax returns were examined with some adjustments, and tax years 2006 through 2008 remain subject to federal examination as well as examination by state taxing jurisdictions.
Note 10. Derivative Instruments and Hedging Activities
The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow and fair value hedging relationships in compliance with ASC 815 (formerly SFAS 133) by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows or fair value of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.
The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in equity until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in income. Under ASC 815 (formerly SFAS 133), for a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value on the hedge item to the extent attributable to the hedged risk adjusts the carrying amount of the hedge item and is recognized in earnings.
Derivative loan commitments represent agreements for delayed delivery of financial instruments or commodities in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument or commodity at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. At September 30, 2009, derivative loan commitments had a positive fair value of $200 thousand and is classified on the balance sheet as a component of other assets.

At September 30, 2008, there were no interest rate swaps outstanding.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which has been classified as a fair value hedge on a commercial loan. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 6.49% and receive a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception. At September 30, 2009, the interest rate swap had a positive fair value of $538 thousand, which is classified on the balance sheet as other assets, and the hedged loan had a negative fair value of $344 thousand, which is classified on the balance sheet as a component of loans and leases. The Corporation has elected to record the change in fair value of the interest rate swap and hedged loan as a component of noninterest income on the income statement. The amount of ineffectiveness for the nine months ended September 30, 2009 was a positive $194 thousand, which is recorded as a component of other income on the income statement.
At September 30, 2009, the Corporation had a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. The cash payment on the interest rate swap of $257 thousand for the nine months ended September 30, 2009 was recorded as a component of interest expense on the income statement. At September 30, 2009, the cash flow hedge had a positive fair value of $1.1 million, which is classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged items. The fair value of the interest rate swap net of taxes of $727 thousand is recorded as a component of accumulated other comprehensive income on the balance sheet.
Note 11. Fair Value Disclosures
As of January 1, 2008, the Corporation adopted ASC 820 (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability. The Corporation does not currently hold any trading assets, or other financial instruments that are measured at fair value on a recurring basis that were impacted by the adoption of ASC 820.
ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
Hedged Loans
The fair value of hedged loans is based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Hedged loans are classified within Level 2 hierarchy.
Loans Held for Sale
The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at September 30, 2009 were carried at the lower of cost or estimated fair value.
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

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, classified using the ASC 820 valuation hierarchy:

	At September 30, 2009
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury, government corporations and agencies	$—	$134,126	$—	$134,126
State and political subdivisions	—	109,668	—	109,668
Mortgage-backed securities	—	122,079	—	122,079
Collateral mortgage obligations	—	87,757	5,690	93,447
Asset-backed securities	—	—	722	722
Other securities	—	9,369	—	9,369
Equity securities	1,966	—	—	1,966

Total available-for-sale securities	1,966	462,999	6,412	471,377

Hedged loans	—	21,656	—	21,656
Mortgage servicing rights	—	1,187	—	1,187
Interest rate swaps	—	1,656	—	1,656
Derivative loan commitments	—	200	—	200

Total assets	$1,966	$487,698	$6,412	$496,076

Liabilities:
Interest rate swaps	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	At December 31, 2008
				Assets/
				Liabilities at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available-for-sale securities
U.S. Treasury, government corporations and agencies	$—	$104,706	$—	$104,706
State and political subdivisions	—	100,350	—	100,350
Mortgage-backed securities	—	129,908	—	129,908
Collateral mortgage obligations	—	74,865	5,340	80,205
Asset-backed securities	—	—	1,211	1,211
Other securities	—	11,610	—	11,610
Equity securities	2,908	—	—	2,908

Total available-for-sale securities	2,908	421,439	6,551	430,898

Mortgage servicing rights	—	418	—	418

Total assets	$2,908	$421,857	$6,551	$431,316

Liabilities:
Interest rate swaps	$—	$229	$—	$229

Total liabilities	$—	$229	$—	$229

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

	For the Three Months Ended September 30, 2009
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	June 30,	Gains or	Gains or	(Sales or	September 30,
($ in thousands)	2009	(Losses)	(Losses)	Paydowns)	2009
Available-for-sale securities:
Asset-backed securities	$886	$—	$—	$(164)	$722
Commercial mortgage obligations	5,415	625	—	(350)	5,690

Total Level 3 assets	$6,301	$625	$—	$(514)	$6,412

	For the Nine Months Ended September 30, 2009
		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December	Gains or	Gains or	(Sales or	September 30,
($ in thousands)	31, 2008	(Losses)	(Losses)	Paydowns)	2009
Available-for-sale securities:
Asset-backed securities	$1,211	$34	$—	$(523)	$722
Commercial mortgage obligations	5,340	1,382	—	(1,032)	5,690

Total Level 3 assets	$6,551	$1,416	$—	$(1,555)	$6,412

Realized gains or losses are recognized in the Consolidated Statements of Income. There were no realized gains or losses recognized on Level 3 assets during the three or nine month periods ended September 30, 2009.
The following table represents assets measured at fair value on a non-recurring basis as of September 30, 2009.

	At September 30, 2009
				Assets at
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Acquired leases	$—	$—	$4,789	$4,789
Impaired loans and leases	—	—	4,489	4,489

	$—	$—	$9,278	$9,278

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these loans. Acquired leases are classified within level 3 of the valuation hierarchy.
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient under ASC 310 was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. During the nine months ended September 30, 2009, the carrying value of impaired loans and leases was reduced by $2.2 million based on the fair value of the underlying collateral as allowed by ASC 310 (formerly SFAS No. 114), with an offset to the allowance for loan and lease losses.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the nine months ended September 30, 2009, there were no triggering events to fair value goodwill and other intangible assets.

The following table represents the estimates of fair value of financial instruments:

	At September 30, 2009		At December 31, 2008
			Carrying,
	Carrying, Notional		Notional or
	or Contract	Fair Value	Contract	Fair Value
Assets:
Cash and Short-term assets	$34,426	$34,426	$40,066	$40,066
Investment securities	472,491	472,592	432,266	432,330
Loans held for sale	1,439	1,456	544	550
Net loans and leases	1,429,183	1,484,190	1,436,774	1,502,733
Interest rate swaps	42,000	1,656	—	—
Liabilities:
Deposits	1,536,903	1,517,237	1,527,328	1,539,879
Short-term borrowings	226,506	228,867	192,730	192,730
Long-term borrowings	41,315	42,506	120,006	124,084
Interest rate swap	—	—	20,000	229
Off-Balance-Sheet:
Commitments to extend credit	430,914	(294)	425,271	(389)
Letters of credit	72,799	(740)	81,462	(829)
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and short-term assets: The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.
Investment securities: Fair values for the held-to-maturity and available-for-sale investments securities are based on quoted market prices that are available in an active market for identical instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
Loans and leases: The fair values for loans are estimated using ASC 825 (formerly FAS 107) approach which utilizes a discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.
Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity, and the fair values for non-maturity deposits are established using a decay factor estimate of cash flows based upon industry-accepted assumptions. The discount rate applied to deposits consists of an appropriate risk free rate and includes components for operating expense.
Short-term borrowings: The carrying amounts of securities sold under repurchase agreements, and fed funds purchased approximate their fair values. Short-term FHLB advances with embedded options are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as operating expense, and embedded prepayment options.
Long-term borrowings: The fair values of the Corporation’s long-term borrowings (other than deposits) are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as operating expense, and embedded prepayment options.
Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Note 12. Common Stock Issuance
On August 12, 2009, the Corporation completed its public offering of 3,392,500 shares of common stock at a price of $17.50 per share, including 442,500 shares of common stock purchased by the underwriters pursuant to their over-allotment option, which was exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $55.6 million. As a result of the stock issuance, common stock increased by $17.0 million and additional paid-in capital increased by $38.6 million at September 30, 2009.
Note 13. Capital Adequacy
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

					To Be Well-Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$256,945	15.47%	$132,906	8.00%	$166,133	10.00%
Bank	242,944	14.86	130,804	8.00	163,505	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	234,535	14.12	66,453	4.00	99,680	6.00
Bank	222,485	13.61	65,402	4.00	98,103	6.00
Tier 1 Capital (to Average Assets):
Corporation	234,535	11.51	61,154	3.00	81,538	4.00
Bank	222,485	11.02	60,578	3.00	80,771	4.00

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$191,469	11.60%	$132,060	8.00%	$165,075	10.00%
Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	175,801	10.65	66,030	4.00	99,045	6.00
Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Corporation	175,801	8.94	59,023	3.00	78,697	4.00
Bank	165,267	8.46	58,640	3.00	78,186	4.00
As of September 30, 2009 and December 31, 2008, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, it’s Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of September 30, 2009, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Note 14. Recent Accounting Pronouncements
In April 2009, FASB issued ASC 825 (formerly FSP FAS No. 107-1, “Disclosure of Fair Value of Financial Instruments in Interim Statements,” and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Financial Reporting.” ASC 825 requires that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. ASC 825 is effective for interim reporting periods ending after June 15, 2009. The application of the provisions of ASC 825 resulted in additional disclosure about the fair value of financial instruments in connection with the Corporation’s September 30, 2009 quarterly report on Form 10-Q, but did not have a material impact on its consolidated financial statements.
In April 2009, FASB issued ASC 320 (formerly FSP FAS No. 115-2 and FAS No. 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.” ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The application of the provisions of ASC 320 did not have a material impact on the Corporation’s consolidated financial statements as of September 30, 2009.
In April 2009, FASB issued ASC 805 (formerly FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” ASC 805 provides guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of ASC 805 did not have a material impact on the Corporation’s consolidated financial statements as of September 30, 2009.
In April 2009, FASB issued ASC 820 (formerly FSP FAS No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820 provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. ASC 820 also provides guidance for determining whether a transaction is an orderly one. ASC 820 is effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the provisions of ASC 820 did not have a material impact on the Corporation’s consolidated financial statements as of September 30, 2009.
In May 2009, FASB issued ASC 855 (formerly Statement No. 165, “Subsequent Events”). ASC 855 establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. ASC 855 is effective for reporting periods that end after June 15, 2009. The application of the provisions of ASC 855 did not have a material impact on the Corporation’s consolidated financial statements as of September 30, 2009.
In June 2009, FASB issued FASB Statement No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 166 will have a material impact on the Corporation’s consolidated financial statements.

In June 2009, FASB issued Statement No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes and must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The Corporation does not anticipate the adoption of FAS 167 will have a material impact on the Corporation’s consolidated financial statements.
In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. The appropriate changes to GAAP references have been made to the Corporation’s interim financial statements as of September 30, 2009.
In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Corporation does not anticipate the adoption of ASU 2009-12 will have a material impact on the Corporation’s consolidated financial statements.
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
Executive Overview
The Corporation recorded net income for the nine months ended September 30, 2009 of $9.3 million, a 44.8% decrease compared to the September 30, 2008 period. Diluted net income per share decreased by 47.7% for the nine months ended September 30, 2009 as compared to September 30, 2008.
Average interest-earning assets increased $44.3 million and average interest-bearing liabilities increased $34.2 million when comparing the nine-month periods ended September 30, 2009 and 2008. Decreased rates on commercial business, real estate-commercial and construction and real estate-residential loans were more than offset by decreased rates on money market savings and time deposits; this contributed to a $2.4 million increase in tax-equivalent net interest income. The tax-equivalent net interest margin increased to 3.82% for the nine month period ended September 30, 2009 from 3.73% when compared to the same period in 2008.
Non-interest income decreased by 0.9%, when comparing the nine-month periods ended September 30, 2009 to 2008, due to a decrease in bank owned life insurance income of $1.8 million, primarily due to a death benefit recorded in 2008, and other-than-temporary impairments on equity securities being $519 thousand greater in 2009 over 2008. These decreases were partially offset by increases in investment advisory fees, insurance commissions and fee income, the gain on sale of loans held for sale and other income.
Non-interest expense grew 13.0% primarily due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense. Additionally, FDIC insurance premiums increased in 2009 over 2008 due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to $947 thousand, and credits that were utilized by the Corporation in 2008 causing an aggregated variance of $2.3 million.
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
Results of Operations — Three Months Ended September 30, 2009 Versus 2008
The Corporation’s consolidated net income and earnings per share for the three months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Net income	$2,753	$4,190	$(1,437)	(34.3)%
Net income per share:
Basic	$.19	$.33	$(.14)	(42.4)%
Diluted	.19	.33	(.14)	(42.4)
Return on average shareholders’ equity was 4.55% and return on average assets was 0.52% for the three months ended September 30, 2009, compared to 8.13% and 0.82%, respectively, for the same period in 2008.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended September 30, 2009 and 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $967 thousand for the three months ended September 30, 2009 compared to 2008 primarily due to increased volume in real estate-commercial and construction loans and investments in obligations of state and political subdivisions. Decreased rates on commercial, financial and agriculture loans and real estate-commercial and construction loans were offset by decreased rates on money market savings and time deposits. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.82% and 3.77% for the three-month periods ended September 30, 2009 and 2008, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.53% for the three months ended September 30, 2009 compared to 3.37% for the same period in 2008. The effect of net interest free funding sources decreased to 0.29% for the three months ended September 30, 2009 compared to 0.40% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Proceeds from the capital issuance were invested in U.S. Government Obligations and obligations of state and political subdivisions and utilized to pay down borrowings.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended September 30,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$4,067	$3	0.29%	$584	$4	2.72%
U.S. Government obligations	123,008	979	3.16	98,876	1,135	4.57
Obligations of states and political subdivisions	105,060	1,734	6.55	86,900	1,501	6.87
Other debt and equity securities	219,857	2,531	4.57	226,495	2,984	5.24
Federal funds sold	—	—	—	3,232	13	1.60

Total interest-earning deposits, investments and federal funds sold	451,992	5,247	4.61	416,087	5,637	5.39

Commercial, financial and agricultural loans	417,694	4,802	4.56	399,334	5,961	5.94
Real estate-commercial and construction loans	528,104	7,972	5.99	482,213	7,817	6.45
Real estate-residential loans	282,758	3,242	4.55	310,982	3,986	5.10
Loans to individuals	48,110	829	6.84	60,871	1,069	6.99
Municipal loans and leases	91,674	1,388	6.01	82,753	1,298	6.24
Lease financings	88,122	1,796	8.09	86,621	1,788	8.21

Gross loans and leases	1,456,462	20,029	5.46	1,422,774	21,919	6.13

Total interest-earning assets	1,908,454	25,276	5.25	1,838,861	27,556	5.96

Cash and due from banks	32,637			36,841
Reserve for loan and lease losses	(19,445)			(14,070)
Premises and equipment, net	33,274			32,533
Other assets	144,044			126,372

Total assets	$2,098,964			$2,020,537

Liabilities:
Interest-bearing checking deposits	$162,764	57	0.14	$143,774	114	0.32
Money market savings	296,676	342	0.46	362,864	1,725	1.89
Regular savings	367,825	714	0.77	286,554	1,142	1.59
Time deposits	491,356	4,171	3.37	483,262	5,099	4.20

Total time and interest-bearing deposits	1,318,621	5,284	1.59	1,276,454	8,080	2.52

Securities sold under agreements to repurchase	102,582	155	0.60	84,931	228	1.07
Other short-term borrowings	95,008	825	3.45	72,302	408	2.24
Long-term debt	44,810	315	2.79	98,678	1,055	4.25
Subordinated notes and capital securities	26,244	322	4.87	27,744	377	5.41

Total borrowings	268,644	1,617	2.39	283,655	2,068	2.90

Total interest-bearing liabilities	1,587,265	6,901	1.72	1,560,109	10,148	2.59

Demand deposits, non-interest bearing	228,815			226,948
Accrued expenses and other liabilities	42,617			28,418

Total liabilities	1,858,697			1,815,475

Shareholders’ Equity:
Common stock	83,588			74,370
Additional paid-in capital	43,882			22,647
Retained earnings and other equity	112,797			108,045

Total shareholders’ equity	240,267			205,062

Total liabilities and shareholders’ equity	$2,098,964			$2,020,537

Net interest income		$18,375			$17,408

Net interest spread			3.53			3.37
Effect of net interest-free funding sources			0.29			0.40

Net interest margin			3.82%			3.77

Ratio of average interest-earning assets to average interest-bearing liabilities	120.24%			117.87%

Notes:
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Three Months Ended September 30,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$3	$(4)	$(1)
U.S. Government obligations	194	(350)	(156)
Obligations of states and political subdivisions	303	(70)	233
Other debt and equity securities	(72)	(381)	(453)
Federal funds sold	(13)	—	(13)

Interest on deposits, investments and federal funds sold	415	(805)	(390)

Commercial, financial and agricultural loans and leases	226	(1,385)	(1,159)
Real estate-commercial and construction loans	713	(558)	155
Real estate-residential loans	(314)	(430)	(744)
Loans to individuals	(217)	(23)	(240)
Municipal loans and leases	138	(48)	90
Lease financings	34	(26)	8

Interest and fees on loans and leases	580	(2,470)	(1,890)

Total interest income	995	(3,275)	(2,280)

Interest expense:
Interest-bearing checking deposits	8	(65)	(57)
Money market savings	(79)	(1,304)	(1,383)
Regular savings	163	(591)	(428)
Time deposits	80	(1,008)	(928)

Interest on time and interest-bearing deposits	172	(2,968)	(2,796)

Securities sold under agreement to repurchase	27	(100)	(73)
Other short-term borrowings	197	220	417
Long-term debt	(378)	(362)	(740)
Subordinated notes and capital securities	(17)	(38)	(55)

Interest on borrowings	(171)	(280)	(451)

Total interest expense	1	(3,248)	(3,247)

Net interest income	$994	$(27)	$967

Notes:
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.
Interest Income
Interest income on U. S. Government obligations decreased during the three months ended September 30, 2009 compared to 2008 due to a decline in average rates. Interest income on obligations of state and political subdivisions increased due to an increase in average volume which is partially offset by a decrease in average rates. Interest income on other debt and equity securities decreased primarily due to average rate decreases on mortgage-backed securities.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and real estate-commercial and construction loans. The rate decreases are attributable to the 175 basis point decline in average prime rate comparing the three months ended September 30, 2009 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 138 basis points; which contributed to a $1.2 million decrease in interest income. Volume decreases of $28.2 million and rate decreases of 55 basis points contributed to a $744 thousand decline in interest on real estate-residential loans as the Corporation has primarily been selling all mortgages originated in 2009 in the secondary market as opposed to holding the loans in the portfolio in order to manage the Corporation’s interest rate risk. The average volume decline on loans to individuals of $12.8 million, contributed to a $240 thousand decrease in interest income. These decreases were partially offset by an increase in average volume on municipal loan and leases of $8.9 million, contributing to a $90 thousand increase in interest income; and an increase in average volume on real estate- commercial and construction loans of $45.9 million, contributing to a $155 thousand increase in interest income.

Interest Expense
The Corporation’s average cost of deposits decreased 93 basis points for the three months ended September 30, 2009 compared to the same period in 2008. This decrease in average rate contributed to a $2.8 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 143 basis points and the average volume decreased $66.2 million; contributing to a $1.4 million decrease in interest expense. Interest on regular savings decreased $428 thousand due to a 82 basis-point decrease in average rate that was partially offset by an average volume increase of $81.3 million. Interest on certificates of deposit decreased $928 thousand due to a 83 basis-point decrease in average rate.
The Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on these securities sold under agreements to repurchase decreased $73 thousand during the three months ended September 30, 2009 compared to 2008 primarily due to rate decreases of 47 basis points. Interest expense on other short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. Interest expense on other short-term borrowings increased $417 thousand due to average rate increases of 121 basis points and average volume increases of $22.7 million. Average volume increased in short-term FHLB debt was due to reclasses from long-term FHLB debt of $53.9 million partially offset by repayments
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $53.9 million and a 146 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $55 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under ASC 310 (formerly SFAS No. 114). Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2009 and 2008 was $5.9 million and $3.0 million, respectively. The increase in the provision for loan losses is due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category. Additionally, nonaccrual loans and restructured loans increased to $36.3 million at September 30, 2009 from $8.4 million at September 30, 2008. This increase is primarily due to two credits which went on non-accrual during the third quarter of 2009. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and as a result, the parent company and all communities recently declared bankruptcy. The credit has $7.4 million outstanding at September 30, 2009. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregate $16.6 million at September 30, 2009. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income increased during the three months ended September 30, 2009 compared to 2008 primarily due to fewer other-than-temporary impairments on securities taken in the 2009 period versus 2008, additional fee income resulting from the Trollinger and Liberty acquisitions and increases in the gain on sale of loans held for sale due to growth in our mortgage banking activities.

	Three Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Trust fee income	$1,325	$1,578	$(253)	(16.0)%
Service charges on deposit accounts	1,745	1,719	26	1.5
Investment advisory commission and fee income	876	581	295	50.8
Insurance commission and fee income	1,470	1,266	204	16.1
Bank owned life insurance income	405	241	164	68.0
Other service fee income	851	732	119	16.3
Other-than-temporary impairments on securities	(47)	(693)	646	93.2
Net gain on the sales of securities	112	1	111	N/M
Gain on sale of loans held for sale	401	26	375	N/M
Net loss on dispositions of fixed assets	—	(28)	28	N/M
Other	(40)	141	(181)	N/M

Total noninterest income	$7,098	$5,564	$1,534	27.6

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased in the third quarter of 2009 over 2008 primarily due to the acquisition of Liberty Benefits.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. Bank owned life insurance income increased in the third quarter of 2009 over 2008 due to an increase in the market value of the underlying assets.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income, mortgage placement income and registered investment advisory fees. Other service fee income increased for the third quarter of 2009 over 2008 primarily due to registered investment advisory fees resulting from the Trollinger Consulting Group acquisition.
Other non-interest income includes fair value adjustments on derivatives, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased for the three months ended 2009 compared to the same period in 2008 primarily due to a negative fair value adjustment on interest rate swaps.
Gains on Sale of Assets
Sales of $33.6 million in loans held for sale, primarily due to increased mortgage activity, during the three months ended September 30, 2009 resulted in gains of $401 thousand compared to sales of $1.1 million for gains of $26 thousand for the three months ended September 30, 2008.
During the three months ended September 30, 2009, approximately $8.9 million of available for sale securities were sold recognizing gains of $112 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $47 thousand on its equity portfolio during the third quarter of 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the quarter due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. During the three months ended September 30, 2008, the Corporation sold $1.7 million in securities that resulted in a $1 thousand gain. Additionally, the Corporation realized an impairment charge of $693 thousand on its equity portfolio during the third quarter of 2008.

Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.
The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Salaries and benefits	$8,818	$7,935	$883	11.1%
Net occupancy	1,338	1,318	20	1.5
Equipment	878	792	86	10.9
Marketing and advertising	397	268	129	48.1
Deposit insurance premiums	526	183	343	N/M
Other	3,606	3,169	437	13.8

Total noninterest expense	$15,563	$13,665	$1,898	13.9

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense.
Deposit insurance premiums increased as the utilization of credits ran out during the third quarter of 2008 and rate increases of 7 basis points.
Other expenses increased primarily due to legal fees resulting from non-performing loan activity, the timing of state tax credits received, and intangible asset amortization resulting from the Liberty and Trollinger acquisitions.
Tax Provision
The provision for income taxes was $197 thousand for the three months ended September 30, 2009 compared to $1.2 million in 2008, at effective rates of 6.68% and 21.92%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Results of Operations — Nine Months Ended September 30, 2009 Versus 2008
The Corporation’s consolidated net income and earnings per share for the nine months ended September 30, 2009 and 2008 were as follows:

	For the Nine Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Net income	$9,258	$16,785	$(7,527)	(44.8)%
Net income per share:
Basic	$0.68	$1.31	$(0.63)	(48.1)%
Diluted	0.68	1.30	(0.62)	(47.7)

Return on average shareholders’ equity was 5.68% and return on average assets was 0.60% for the nine months ended September 30, 2009, compared to 11.01% and 1.11%, respectively, for the same period in 2008.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the nine months ended September 30, 2009 and 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Tax-equivalent net interest income increased $2.4 million for the nine months ended September 30, 2009 compared to 2008 primarily due to rate decreases in money market savings and time deposits. Decreased rates on commercial business loans and real estate-commercial and commercial construction loans were partially offset by increased volumes on commercial business and real estate-commercial and construction loans and lease financings. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.82% and 3.73% for the nine-month periods ended September 30, 2009 and 2008, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.54% for the nine months ended September 30, 2009 compared to 3.30% for the same period in 2008. The effect of net interest free funding sources decreased to 0.28% for the nine months ended September 30, 2009 compared to 0.43% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Nine Months Ended September 30,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$3,602	$8	0.30%	$680	$11	2.16%
U.S. Government obligations	105,565	2,743	3.47	100,721	3,525	4.67
Obligations of states and political subdivisions	103,389	5,206	6.73	96,315	4,731	6.56
Other debt and equity securities	218,169	8,005	4.91	237,508	9,246	5.20
Federal funds sold	77	—	—	19,275	392	2.72

Total interest-earning deposits, investments and federal funds sold	430,802	15,962	4.95	454,499	17,905	5.26

Commercial, financial and agricultural loans	409,513	14,021	4.58	382,337	18,149	6.34
Real estate-commercial and construction loans	518,828	23,289	6.00	478,277	23,936	6.69
Real estate-residential loans	297,248	10,432	4.69	307,692	12,087	5.25
Loans to individuals	50,759	2,621	6.90	64,934	3,413	7.02
Municipal loans and leases	88,851	4,082	6.14	82,043	3,846	6.26
Lease financings	92,792	5,827	8.40	74,682	4,820	8.62

Gross loans and leases	1,457,991	60,272	5.53	1,389,965	66,251	6.37

Total interest-earning assets	1,888,793	76,234	5.40	1,844,464	84,156	6.09

Cash and due from banks	31,490			35,912
Reserve for loan and lease losses	(16,358)			(13,402)
Premises and equipment, net	33,011			31,076
Other assets	141,963			125,675

Total assets	$2,078,899			$2,023,725

Liabilities:
Interest-bearing checking deposits	$161,213	199	0.17	$143,517	350	0.33
Money market savings	312,888	1,389	0.59	430,758	7,595	2.36
Regular savings	343,897	2,211	0.86	267,563	3,211	1.60
Time deposits	515,755	13,603	3.53	476,443	15,744	4.41

Total time and interest-bearing deposits	1,333,753	17,402	1.74	1,318,281	26,900	2.73

Securities sold under agreements to repurchase	88,104	416	0.63	84,766	759	1.20
Other short-term borrowings	89,987	1,867	2.77	39,422	688	2.33
Long-term debt	61,899	1,654	3.57	95,602	3,084	4.31
Subordinated notes and capital securities	26,617	975	4.90	28,131	1,249	5.93

Total borrowings	266,607	4,912	2.46	247,921	5,780	3.11

Total interest-bearing liabilities	1,600,360	22,314	1.86	1,566,202	32,680	2.79

Demand deposits, non-interest bearing	220,789			224,611
Accrued expenses and other liabilities	39,909			29,250

Total liabilities	1,861,058			1,820,063

Shareholders’ Equity:
Common stock	77,476			74,370
Additional paid-in capital	29,897			22,636
Retained earnings and other equity	110,468			106,656

Total shareholders’ equity	217,841			203,662

Total liabilities and shareholders’ equity	$2,078,899			$2,023,725

Net interest income		$53,920			$51,476

Net interest spread			3.54			3.30
Effect of net interest-free funding sources			0.28			0.43

Net interest margin			3.82%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.02%			117.77%

Notes:
Tax-equivalent amounts have been calculated using the Corporation’s federal applicable rate of 35 percent.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Nine Months Ended September 30,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total
Interest income:
Interest-earning deposits with other banks	$6	$(9)	$(3)
U.S. Government obligations	123	(905)	(782)
Obligations of states and political subdivisions	352	123	475
Other debt and equity securities	(725)	(516)	(1,241)
Federal funds sold	(392)	—	(392)

Interest on deposits, investments and federal funds sold	(636)	(1,307)	(1,943)

Commercial, financial and agricultural loans and leases	910	(5,038)	(4,128)
Real estate-commercial and construction loans	1,824	(2,471)	(647)
Real estate-residential loans	(365)	(1,290)	(1,655)
Loans to individuals	(734)	(58)	(792)
Municipal loans and leases	310	(74)	236
Lease financings	1,130	(123)	1,007

Interest and fees on loans and leases	3,075	(9,054)	(5,979)

Total interest income	2,439	(10,361)	(7,922)

Interest expense:
Interest-bearing checking deposits	21	(172)	(151)
Money market savings	(498)	(5,708)	(6,206)
Regular savings	482	(1,482)	(1,000)
Time deposits	998	(3,139)	(2,141)

Interest on time and interest-bearing deposits	1,003	(10,501)	(9,498)

Securities sold under agreement to repurchase	19	(362)	(343)
Other short-term borrowings	1,049	130	1,179
Long-term debt	(900)	(530)	(1,430)
Subordinated notes and capital securities	(57)	(217)	(274)

Interest on borrowings	111	(979)	(868)

Total interest expense	1,114	(11,480)	(10,366)

Net interest income	$1,325	$1,119	$2,444

Notes:
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Interest Income
Interest income on U. S. Government obligations decreased during the nine months ended September 30, 2009 compared to 2008 due to a decline in average rates. Interest income on obligations of state and political subdivisions increased due to increases in average volume and average rates. Interest income on other debt and equity securities decreased due to decline in average volume and average rates on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume.
The decline in interest and fees on loans and leases is due primarily to average rate decreases on commercial business loans and real estate-commercial and construction loans. The rate decreases are attributable to the 196 basis point decline in average prime rate comparing the nine months ended September 30, 2009 to the same period in 2008. The average interest yield on the commercial loan portfolio decreased 176 basis points; which contributed to a $4.1 million decrease in interest income. The average yield on real estate-commercial and construction loans decreased 69 basis points which contributed to a $647 thousand decline in interest income. Average volume decreases of $10.4 million and average rate decreases of 56 basis points on real estate — residential loans contributed to a $1.7 million decrease in interest income. The average volume decline on loans to individuals of $14.2 million, contributed to a $792 thousand decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $18.1 million; this contributed to a $1.0 million increase in interest income.

Interest Expense
The Corporation’s average cost of deposits decreased 99 basis points for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease in average rate contributed to a $9.5 million decrease in interest expense on deposits. The average rate paid on money market savings decreased 177 basis points and the average volume decreased $117.9 million, contributing to a $6.2 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008. Interest on regular savings decreased $1.0 million due to a 74 basis-point decrease in average rate that was partially offset by an average volume increase of $76.3 million. Interest on certificates of deposit decreased $2.1 million, due to a 88 basis-point decrease in average rate while the average volume increased by $39.3 million.
The Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“sweep accounts”). Interest expense on these securities sold under agreements to repurchase decreased $343 thousand during the nine months ended September 30, 2009 compared to 2008 primarily due to average rate decreases of 57 basis points. Interest expense on other short-term borrowings includes interest paid on federal funds purchased and short-term FHLB debt. Interest expense on other short-term borrowings increased primarily due to volume increases of $50.6 million due to reclasses from long-term FHLB borrowings of $33.7 million and increased federal funds purchased.
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $33.7 million and a 74 basis point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes in 2003, and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”) in 2003. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $274 thousand primarily due to rate decreases.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided for under ASC 310. Any of the above criteria may cause the reserve to fluctuate. The provision for the nine months ended September 30, 2009 and 2008 was $13.4 million and $6.3 million, respectively. The increase in the provision for loan and lease losses was due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category and increased specific reserves on impaired loans to $2.1 million at September 30, 2009 from $36 thousand at December 31 2008. Additionally, nonaccrual loans and restructured loans increased to $36.3 million at September 30, 2009 from $5.4 million at September 30, 2008. This increase is primarily due to two credits which went on non-accrual during the third quarter of 2009. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and as a result, the parent company and all communities recently declared bankruptcy. The credit has $7.4 million outstanding at September 30, 2009. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregate $16.6 million at September 30, 2009. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income decreased during the nine months ended September 30, 2009 compared to 2008 primarily due to a decrease of $1.8 million in bank owned life insurance income, a decline of $758 thousand in trust fee income and an additional $519 thousand in other-than-temporary impairment losses on available-for-sale securities.

	Nine Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Trust fee income	$4,075	$4,833	$(758)	(15.7)%
Service charges on deposit accounts	5,050	5,085	(35)	(0.7)
Investment advisory commission and fee income	2,402	1,838	564	30.7
Insurance commission and fee income	5,567	4,595	972	21.2
Bank owned life insurance income	970	2,766	(1,796)	(64.9)
Other service fee income	2,575	2,581	(6)	(0.2)
Other-than-temporary impairments on securities	(1,447)	(928)	(519)	(55.9)
Net gain on sale of securities	127	79	48	60.8
Gain on sale of loans held for sale	1,331	61	1,270	N/M
Net loss on dispositions of fixed assets	(147)	(33)	(114)	N/M
Other	595	410	185	45.1

Total noninterest income	$21,098	$21,287	$(189)	(0.9)

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts decreased slightly when comparing the nine months ended September 30, 2009 to the same period in 2008.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased during the nine- month period ended September 30, 2009 over the same period in 2008 primarily due to the acquisitions of Liberty Benefits, Inc. and Trollinger Consulting Group in December 2008.
Life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. As a result of payments for death benefit claims during the nine months ended September 30, 2008 of $1.9 million, life insurance income decreased when comparing the nine months ended September 30, 2009 to the same period in 2008.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income, mortgage placement income and registered investment advisory fees. Other service fee income decreased for the nine months ended September 30, 2009 over the same period in 2008 primarily due to income recognized in 2008 which resulted from a renegotiated contract with a service provider.
Other non-interest income includes fair value adjustments on derivatives, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income increased for the nine months ended 2009 compared to the same period in 2008 primarily due to net positive fair value adjustments on derivative loan commitments and interest rate swaps.
Gains on Sale of Assets
Sales of $104.5 million in loans held for sale, primarily due to increased mortgage activity, during the nine months ended September 30, 2009 resulted in gains of $1.3 million compared to sales of $3.7 million for gains of $61 thousand for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, approximately $41.9 million of available for sale securities were sold recognizing gains of $127 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $1.4 million on its equity portfolio during the nine month period ended September 30, 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the quarter due to the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. During the nine months ended September 30, 2008, the Corporation sold $16.4 million in securities that resulted in a gain of $79 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $928 thousand on its equity portfolio during the nine month period ended September 30, 2008.
Net losses on the disposition of fixed assets were $147 thousand and $33 thousand for the nine months ended September 30, 2009 and 2008, respectively. Net losses in 2009 were primarily the result of relocating a banking office within one of its supermarket locations to a traditional office and the demolition of the Corporation’s former operations center.
Noninterest Expense
The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses.
The following table presents noninterest expense for the periods indicated:

	For the Nine Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
Salaries and benefits	$27,667	$24,122	$3,545	14.7%
Net occupancy	4,005	3,895	110	2.8
Equipment	2,569	2,357	212	9.0
Marketing and advertising	877	989	(112)	(11.3)
Deposit insurance premiums	2,586	291	2,295	N/M
Other	10,152	10,704	(552)	(5.2)

Total noninterest expense	$47,856	$42,358	$5,498	13.0

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense. Net occupancy costs and equipment expense increased due to expansion of the Corporation’s mortgage banking business, the acquisition of Liberty and Trollinger, and new equipment purchases and upgrades.
Deposit insurance premiums increased due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to $947 thousand, credits that were utilized by the Corporation in 2008 and a 7 basis point increase in rates, causing an aggregate variance of $2.3 million.
Other expenses decreased primarily due to expenses associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans, both recognized in the 2008 period and which are not recurring in nature, and lower contributions made in 2009 primarily due to timing. These decreases are partially offset by increases in the amortization of customer intangible lists which increased by $568 thousand due to the acquisitions stated above and miscellaneous tax expense.
Tax Provision
The provision for income taxes was $1.4 million for the nine months ended September 30, 2009 compared to $4.7 million in 2008, at effective rates of 13.20% and 21.96%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the nine-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.

Financial Condition
Assets
Total assets increased $33.1 million since December 31, 2008. This increase was primarily due to an increase in investment securities, partially offset by decreases in cash and an increase in the reserve for loan and lease losses. The following table presents the assets for the periods indicated:

	At September30,	At December 31,	Change
	2009	2008	Amount	Percent
Cash, deposits and federal funds sold	$34,426	$40,066	$(5,640)	(14.1)%
Investment securities	472,491	432,266	40,225	9.3
Loans held for sale	1,439	544	895	164.5
Total loans and leases	1,451,128	1,449,892	1,236	0.1
Reserve for loan and lease losses	(21,945)	(13,118)	(8,827)	(67.3)
Premises and equipment, net	33,226	32,602	624	1.9
Goodwill and other intangibles, net	56,029	56,051	(22)	—
Cash surrender value of insurance policies	46,389	45,419	970	2.1
Accrued interest and other assets	44,666	41,075	3,591	8.7

Total assets	$2,117,849	$2,084,797	$33,052	1.6

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
Total investments increased primarily due to security purchases of $205.0 million that were partially offset by maturities of $46.6 million and sales and calls of $125.8 million.
Loans and Leases
Total loans and leases increased in the nine months ended September 30, 2009 due to increases in commercial real estate of $65.2 million and commercial, financial and agriculture loans of $24.4 million. These increases were partially offset by decreases in construction loans of $33.7 million, residential loans of $36.1 million, and loans to individuals of $6.6 million and lease financings, net of unearned income of $11.9 million.
Asset Quality
Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.
When a loan or lease, including a loan or lease impaired under ASC 310, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Total cash basis, restructured and nonaccrual loans and leases totaled $36.3 million at September 30, 2009, $5.4 million at December 31, 2008 and $8.4 million at September 30, 2008 and consist mainly of commercial loans and real estate related commercial loans. For the nine months ended September 30, 2009 and 2008, nonaccrual loans and leases resulted in lost interest income of $499 thousand and $564 thousand, respectively. Loans and leases 90 days or more past due totaled $644 thousand at September 30, 2009, $1.1 million at December 31, 2008 and $1.6 million at September 30, 2008. Other real estate owned totaled $3.3 million at September 30, 2009, $346 thousand at December 31, 2008 and $346 thousand at September 30, 2008. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 2.77% at September 30, 2009, 0.48% at December 31, 2008 and 0.72% at September 30, 2008. The ratio of nonperforming assets to total assets was 1.90% at September 30, 2009, 0.33% at December 31, 2008 and 0.51% at September 30, 2008. The increase from year-end is primarily due to an increase in non-accrual loans of $28.1 million and an increase in restructured loans of $2.8 million. This increase is primarily due to two credits which went on non-accrual during the third quarter of 2009. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and recently declared bankruptcy. The credit has $7.4 million outstanding at September 30, 2009. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregate $16.6 million at September 30, 2009. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits.
Nonperforming assets include cash basis, restructured and nonaccrual loans (impaired loans), accruing loans 90 days or more past due and other real estate owned. The following table presents nonperforming assets for the periods indicated:

	09/30/09	12/31/08
Commercial, financial and agricultural	$5,299	$835
Real estate — commercial — owner occupied	1,939	1,338
Real estate — commercial — non-owner occupied	13,261	3,173
Real estate — construction	12,912	—
Real estate — residential	1,303	409
Loans to individuals	568	369
Lease financings	1,694	430
Other real estate owned	3,330	346

Total	$40,306	$6,900

At September 30, 2009, the recorded investment in loans and leases that are considered to be impaired under ASC 310 was $36.3 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $2.1 million. At December 31, 2008, the recorded investment in loans and leases that are considered to be impaired under ASC 310 was $5.4 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $36 thousand. At September 30, 2008, the recorded investment in loans and leases that are considered to be impaired under ASC 310 was $8.4 million and the related reserve for loan and lease losses for those credits was $2.5 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits.
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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases, and those which have been restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans as provided under ASC 310. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.
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
The reserve for loan and lease losses increased $8.8 million from December 31, 2008 to September 30, 2009, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.51% at September 30, 2009 and 0.90% at December 31, 2008.
Goodwill and Other Intangible Assets
The Corporation has goodwill of $50.4 million, which is deemed to be an indefinite intangible asset and in accordance with ASC 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), is not amortized. The Corporation also has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life.

In accordance with ASC 805 (formerly SFAS No. 141R, “Accounting for Business Combinations”) and ASC 350, the Corporation completes annual impairment tests for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with ASC 360 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives. At September 30, 2009, there was no impairment indicated.
Liabilities
Total liabilities decreased since December 31, 2008 primarily due to a decrease in borrowings, partially offset by an increase in deposits and accrued expenses and other liabilities. The following table presents the liabilities for the periods indicated:

	At	At
	September 30,	December 31,	Change
	2009	2008	Amount	Percent
Deposits	$1,536,903	$1,527,328	$9,575	0.6%
Borrowings	267,821	312,736	(44,915)	(14.4)
Accrued expenses and other liabilities	45,073	41,526	3,547	8.5

Total liabilities	$1,849,797	$1,881,590	$(31,793)	(1.7)

Deposits
Total deposits increased at the Bank primarily due to increases of $60.2 million in regular savings which is partially offset by a decrease of $48.2 million in money market savings accounts.
Borrowings
Long-term borrowings at September 30, 2009, included $5.6 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities, $14.0 million in long-term borrowings from the FHLB and $769 thousand in a capital lease obligation. Long-term borrowings decreased due to a reclassification of long-term debt to short-term debt in the amount of $78.0 million due to the remaining term to maturity being one year or less. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings increased primarily due to the $78.0 million reclass from long-term borrowing partially offset by repayments.
Shareholders’ Equity
Total shareholders’ equity increased since December 31, 2008 primarily due to an additional $55.6 million in capital as a result of the issuance of common stock during the third quarter 2009. Additionally, current earnings and a reduction in accumulated other comprehensive loss which was partially offset by cash dividends paid.
On August 12, 2009, the Corporation completed its public offering of 3,392,500 shares of common stock at a price of $17.50 per share, including 442,500 shares of common stock purchased by the underwriters pursuant to their over-allotment option, which was exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $55.6 million.

The following table presents the shareholders’ equity for the periods indicated:

	At	At
	September 30,	December 31,	Change
	2009	2008	Amount	Percent
Common stock	$91,332	$74,370	$16,962	22.8%
Additional paid-in capital	60,037	22,459	37,578	167.3
Retained earnings	152,305	151,816	489	0.3
Accumulated other comprehensive loss	(1,444)	(8,619)	7,175	83.2
Treasury stock	(34,178)	(36,819)	2,641	7.2

Total shareholders’ equity	$268,052	$203,207	$64,845	31.9

Retained earnings were favorably impacted by nine months of net income of $9.3 million partially offset by cash dividends of $8.5 million declared during the first nine months of 2009. Treasury stock decreased primarily due to issuances for the employee stock purchase plan, employee stock options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive loss decreased by $7.2 million primarily due to unrealized gains related to securities of $8.1 million, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the fair values of mortgage-backed government agency debt securities and obligations of state and political subdivisions.
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

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$256,945	15.47%	$132,906	8.00%	$166,133	10.00%
Bank	242,944	14.86	130,804	8.00	163,505	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	234,535	14.12	66,453	4.00	99,680	6.00
Bank	222,485	13.61	65,402	4.00	98,103	6.00
Tier 1 Capital (to Average Assets):
Corporation	234,535	11.51	61,154	3.00	81,538	4.00
Bank	222,485	11.02	60,578	3.00	80,771	4.00

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$191,469	11.60%	$132,060	8.00%	$165,075	10.00%
Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	175,801	10.65	66,030	4.00	99,045	6.00
Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Corporation	175,801	8.94	59,023	3.00	78,697	4.00
Bank	165,267	8.46	58,640	3.00	78,186	4.00
As of September 30, 2009 and December 31, 2008, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, it’s Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of September 30, 2009, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At September 30, 2009, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $245.3 million. At September 30, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $107.0 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million. At September 30, 2009, there were $5.4 million outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2009, the Corporation had outstanding borrowings of $30.0 million under this line.
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
Recent Accounting Pronouncements
See footnote 14 for the listing of recent accounting pronouncements.

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
As of September 30, 2009 an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the CEO and CFO, concluded that the Corporation’s disclosure controls and procedures were effective and there have been no changes in the Corporation’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls subsequent to December 31, 2008.
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
A Substantial Decline in the Value of Our Federal Home Loan Bank of Pittsburgh Common Stock May Adversely Affect Our Financial Condition.
We own common stock of the FHLB of Pittsburgh in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was $7.4 million as of September 30, 2009.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Purchased	share	or Programs	Programs (3)
July 1 — 31, 2009	—	—	—	643,782
August 1 — 31, 2009	—	—	—	643,782
September 1 — 30, 2009	—	—	—	643,782

Total	—	—	—

1.	Transactions are reported as of settlement dates.

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

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
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

Univest Corporation of Pennsylvania (Registrant)
Date: November 9, 2009	/s/ William S. Aichele
William S. Aichele, Chairman, President
and Chief Executive Officer

Date: November 9, 2009	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President,
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Jeffrey M. Schweitzer Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.