Form 10-K
period 2009-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2010-03-05
CIK 102212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File number 0-7617

Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)

14 North Main Street Souderton, Pennsylvania (Address of principal executive offices)	18964 (Zip Code)

Registrant’s telephone number, including area code
(215) 721-2400

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/10

Common Stock, $5 par value	16,561,964

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $244,079,202 as of June 30, 2009 based on the June 30, 2009 closing price of the Registrant’s Common Stock of $20.26 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 20, 2010.

UNIVEST CORPORATION OF PENNSYLVANIA

PART I

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below as well as the risk factors described in Item 1A, “Risk Factors”:

•	Operating, legal and regulatory risks

•	Economic, political and competitive forces impacting various lines of business

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

•	Volatility in interest rates

•	Other risks and uncertainties, including those occurring in the U.S. and world financial systems

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

General

Univest Corporation of Pennsylvania, (the “Corporation”), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. It owns all of the capital stock of Univest National Bank and Trust Company (the “Bank”), Univest Realty Corporation, Univest Delaware, Inc., and Univest Reinsurance Corporation. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964.

The Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, and Univest Investments, Inc., a full-service broker-dealer and investment advisory firm. Univest Insurance has two offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. The Bank is also the parent company of Univest Capital, Inc., a small ticket commercial finance business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation.

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

Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.

As of December 31, 2009, the Corporation had total assets of $2.1 billion, total loans and leases of $1.4 billion, total deposits of $1.6 billion and total shareholders’ equity of $267.8 million.

Employees

As of December 31, 2009, the Corporation and its subsidiaries employed five hundred and thirty-six (536) persons. None of these employees are covered by a collective bargaining agreement and the Corporation believes it enjoys good relations with its personnel.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (“SOX”). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies. SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”). Pursuant to Section 404 of SOX (“SOX 404”), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2009. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee.  The process has and will continue to require substantial resources in both financial costs and human capital.

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

The Bank is a member of the Federal Home Loan Bank System (“FHLBanks”), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Board. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to: 1) not less than 4.5% and not more than 6.0% of its outstanding FHLB loans and 2) at least a certain percentage of its unused borrowing capacity, not to exceed 1.5%. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. At December 31, 2009, the Bank owned $7.4 million in FHLB capital stock.

The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default — the other banks may be assessed for the FDIC’s loss, subject to certain exceptions. Presently, the Bank has affiliates but none of them is a separate banking institution. The Bank has been required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. On September 28, 2009, the FDIC Board proposed an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund which was finalized in the Fourth Quarter of 2009. The prepaid amount was collected on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009 of which $8.4 million will remain in a prepaid asset account. The prepaid amount of $8.4 million has a zero percent risk-weighting for risk-based capital ratio calculations. The prepaid amount will be expensed over the 2010 through 2012 period as the actual FDIC assessments are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.

Statistical Disclosure

Univest Corporation of Pennsylvania and its subsidiaries Univest National Bank and Trust Co., Univest Insurance, Inc., Univest Capital, Inc., Univest Investments, Inc. and TCG Investment Advisory, provide Financial Solutions to individuals, businesses, municipalities and nonprofit organizations. Univest

Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years Univest Corporation and its subsidiaries have experienced steady and stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market. The acquisitions included:

•	B. G. Balmer and Co. on July 28, 2006

•	Liberty Benefits, Inc. on December 29, 2008

•	Trollinger Consulting Group

•	TC Group Securities Company, Inc. on December 31, 2008

•	Allied Benefits Group, LLC on December 31, 2008

•	TCG Investment Advisory Inc. on December 31, 2008

In addition to these acquisitions, in May 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc., which is incorporated under Pennsylvania law. In February 2008, Vanguard Leasing, Inc. changed its name to Univest Capital, Inc.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (“SEC”) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2009 to each shareholder who requests one in writing after March 31, 2010. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

The Corporation’s earnings are impacted by general business and economic conditions.

The Corporation’s operations and profitability are impacted by general business and economic conditions; these conditions include long-term and short-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control.

Our results of operations are affected by conditions in the capital markets and the economy generally. The capital and credit markets have experienced extreme volatility and disruption for more than twelve months. The volatility and disruption in these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. This has resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The U.S. and global economies are in steep decline. Monetary and fiscal policies are loosening around the world to varying degrees — most aggressively in the United States — but they are battling against an extreme credit crunch, and will take time to become effective. These factors, combined with declining business and consumer confidence, dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures, and rising unemployment have precipitated an economic slowdown and induced fears of a prolonged recession.

We cannot predict the effect of recent legislative and regulatory initiatives.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) (“EESA”) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009) (“ARRA”). With authority granted under these laws, the Treasury has proposed a financial stability plan that is intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

In many cases, full implementation of the laws will require the adoption of regulations and program parameters. Other laws, regulations, and programs at the federal, state and even local levels are under consideration that address the economic climate and/or the financial services industry. The full effect of these initiatives cannot be predicted. Compliance with such initiatives may increase our costs and limit our ability to pursue business opportunities. Although we did not participate in the U.S. Treasury’s Capital Purchase Program, future participation in specific programs may subject us to additional restrictions. In addition, we are required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance that these initiatives will improve economic conditions generally or the financial markets or financial services industry in particular. The failure of EESA, ARRA and the financial stability plan to stabilize the financial markets could materially adversely affect our ability to access the capital and credit markets, our business, financial condition, results of operations and the market price for our common stock.

Regulatory initiatives by the government could increase our costs of doing business and adversely affect our results of operations and financial condition.

Recent government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs significantly and may further increase our costs for items such as federal deposit insurance and increased capital requirements. The FDIC insures deposits at FDIC-insured financial institutions, including our Bank up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Pursuant to federal law enacted in 2009, the standard maximum deposit insurance amount has been increased to $250,000 per depositor through December 31, 2013, after which it would revert to a $100,000 per depositor level unless additional federal legislation is adopted to provide otherwise. Certain retirement accounts such as Individual Retirement Accounts are insured up to $250,000 per depositor per insured institution. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. In December 2008, the FDIC adopted a rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income. We may also become subject to additional federal legislation and regulation that could force us to change a number of our historical practices, limit the fees we may charge or restrict our ability to attract and maintain our executive officers.

We borrow from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.

We at times utilize the Federal Home Loan Bank of Pittsburgh for overnight borrowings and term advances; we also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse affect on our liquidity and profitability.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities, including our investment in the FHLB of Pittsburgh, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of our Bank to pay dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in our Bank not being classified as “well-capitalized” for regulatory purposes.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our subsidiary bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Market and Business

The Corporation’s profitability is affected by economic conditions in the Commonwealth of Pennsylvania.

Unlike larger national or regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery, Chester and Lehigh Counties in Pennsylvania. Because of our geographic concentration, continuation of the economic downturn in our region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

The Corporation operates in a highly competitive industry and market area.

We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

The Corporation’s controls and procedures may fail or be circumvented.

Our management diligently reviews and updates the Corporation’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any failure or undetected circumvention of these controls could have a material adverse impact on our financial condition and results of operations.

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	creating an adverse short-term effect on our results of operations; and

•	losing key employees and customers as a result of an acquisition that is poorly received.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.

The Corporation may not be able to attract and retain skilled people.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our operations. The Corporation does not currently have employment agreements or non-competition agreements with any of our executive officers. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain other qualified middle management personnel.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2009, 15.5% of our deposit base was comprised of noninterest bearing deposits, of which 12.4% consisted of business deposits, which are primarily operating accounts for businesses, and 3.1% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

The Corporation’s information systems may experience an interruption or breach in security.

While the Corporation has policies and procedures designed to prevent or limit the effect of any failure, interruption, or breach in our security systems, there can be no assurance that any such failures will not occur and, if they do occur, that they will be adequately addressed. As a result, the occurrence of any such failures, interruptions, or breaches in security could expose the Corporation to reputation risk, civil litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition.

The Corporation continually encounters technological change.

Our future success depends, in part, on our ability to effectively embrace technology efficiencies to better serve customers and reduce costs. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition.

The Corporation is subject to claims and litigation.

Customer claims and other legal actions, whether founded or unfounded, could result in financial or reputation damage and have a material adverse effect on our financial condition and results of operations if such claims are not resolved in a manner favorable to the Corporation.

External events could impact the Corporation.

Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Our management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation’s financial condition.

The Corporation depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

Risks Related to the Banking Industry

The Corporation is subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Although we believe we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.

Net interest income may decline in a particular period if:

•	In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

•	In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

The Corporation is subject to lending risk.

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans, and impact the value of the associated collateral. Various laws and regulations also affect our lending activities and failure to comply with such applicable laws and regulations could subject the Corporation to enforcement actions and civil monetary penalties.

As of December 31, 2009, approximately 78.0% of our loan and lease portfolio consisted of commercial, industrial, construction, and commercial real estate loans and leases; these are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses will increase if the economy worsens.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

The Corporation’s allowance for possible loan and lease losses may be insufficient and an increase in the allowance would reduce earnings.

We maintain an allowance for loan and lease losses. The allowance is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan and lease portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan and lease loss experience and loan underwriting policies. In addition, we evaluate all loans and leases identified as problem loans and augment the allowance based upon our estimation of the potential loss associated with those problem loans and leases. Additions to our allowance for loan and lease losses decrease our net income.

If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Due to the volatile economy, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

The federal regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our financial condition and earnings at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control.

The loan and lease provision for the year ended December 31, 2009 was $20.9 million as opposed to $8.8 million for the same period of 2008. The increase in the provision for loan and lease losses was due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category and increased specific reserves on impaired loans to $1.4 million at December 31, 2009 from $36 thousand at December 31, 2008. Additionally, nonaccrual loans and leases and restructured loans increased to $37.1 million at December 31, 2009 from $5.4 million at December 31, 2008. There can be no assurance that conditions will improve in the near term or that we will maintain our current provisions for loan and lease losses.

Changes in economic conditions and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our provision for loan losses and may reduce our net income.

Changes in national and regional economic conditions could impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas we serve could depress our earnings and consequently our financial condition because customers may not demand our products or services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline and the quality of our loan portfolio may decline. Any of the latter three scenarios could require us to charge off a higher percentage of our loans and/or increase our provision for loan and lease losses, which would reduce our net income and could require us to raise capital.

The Corporation is subject to environmental liability risk associated with lending activities.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Corporation may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; however, these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on our financial condition.

The Corporation is subject to extensive government regulation and supervision.

We are subject to Federal Reserve Board regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the Office of the Comptroller of the Currency, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against our Bank under these laws could have a material adverse effect on our results of operations.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the Commonwealth of Pennsylvania. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Consumers may decide not to use banks to complete their financial transactions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams could have an adverse effect on our financial condition and results of operation.

Risks Related to Our Common Stock and Common Stock Offerings

An investment in the Corporation’s common stock is not an insured deposit.

The Corporation’s common stock is not a bank deposit, is not insured by the FDIC or any other deposit insurance fund, and is subject to investment risk, including the loss of some or all of your investment. Our common stock is subject to the same market forces that affect the price of common stock in any company.

The Corporation has broad discretion in applying the net proceeds from offerings.

The Corporation intends to use the net proceeds from offerings for general corporate purposes, which may include the funding of additional contributions to the capital of the Bank. We will have significant flexibility in applying the net proceeds of offerings. Our failure to apply these funds effectively could adversely affect our business by reducing its return on equity and inhibiting our abilities to expand and/or raise additional capital in the future.

The Corporation’s stock price can be volatile.

The Corporation’s stock price can fluctuate in response to a variety of factors, some of which are not under our control. These factors include:

•	our past and future dividend practice;

•	our financial condition, performance, creditworthiness and prospects;

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

These factors could cause the Corporation’s stock price to decrease regardless of our operating results.

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market under the symbol “UVSP”; the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.

A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Anti-takeover provisions could negatively impact our shareholders.

Certain provisions in the Corporation’s Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Pennsylvania law could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders.

There may be future sales or other dilution of the Corporation’s equity, which may adversely affect the market price of our common stock.

The Corporation is generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of offerings or because of sales of shares of our common stock made after offerings or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The Corporation relies on dividends from our subsidiaries for most of our revenue.

The Corporation is a financial holding company and our operations are conducted by our subsidiaries from which we receive dividends. The ability of our subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of our Bank to pay cash dividends to the Corporation is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the Office of the Comptroller of the Currency. If our Bank is not permitted to pay cash dividends to the Corporation, it is unlikely that we would be able to pay cash dividends on our common stock.

Item 1B.	Unresolved Staff Comments

Univest Corporation may receive written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that Univest Corporation received not less than 180 days before the end of its fiscal year to which this report relates.

Item 2.	Properties

The Corporation and its subsidiaries occupy forty-one properties in Montgomery, Bucks, Chester and Lehigh counties in Pennsylvania and Prince Georges County in Maryland, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Investments, Inc. also occupies a location in Allentown, Lehigh County. Univest Insurance, Inc. occupies three locations of which two are owned by the Bank, one in Lansdale, Montgomery County and one in West Chester, Chester County; and one is leased in Upper Marlboro, Prince Georges County in Maryland. Univest Capital, Inc. occupies one leased location in Bensalem, Bucks County. The Bank serves the area through its thirty traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which ten are owned, two are leased and three are buildings owned on leased land; seventeen banking offices are located in Bucks County, of which five are owned, nine are leased and two are buildings owned on leased land. The Bank has two additional regional leased offices primarily used for loan productions one of which is located in Bucks County and one in Lehigh County.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office and offers merchants an express banking center located in the Montgomery Mall. The work site office and the express banking center are located in Montgomery County. The Bank has seven off-premise automated teller machines located in Montgomery County. The Bank provides banking services nationwide through the internet via its website www.univestdirect.com.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2009, Univest had 4,396 stockholders.

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

Market Price

2009	High	Low

January — March	$33.50	$16.19
April — June	21.99	17.50
July — September	26.87	19.00
October — December	21.85	15.14

2008	High	Low

January — March	$27.00	$19.09
April — June	29.89	19.85
July — September	38.99	19.70
October — December	36.10	25.01

Cash Dividends Paid Per Share

2009

January 2	$0.20
April 1	0.20
July 1	0.20
October 1	0.20

For the Year 2009	$0.80

2008

January 2	$0.20
April 1	0.20
July 1	0.20
October 1	0.20

For the Year 2008	$0.80

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2009, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2004, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2004

Five Year Cumulative total return Summary

	2004	2005	2006	2007	2008	2009
Univest Corporation	100.00	117.90	151.86	109.16	170.34	97.15
NASDAQ Stock Market (US)	100.00	167.08	184.35	203.94	122.77	178.10
NASDAQ Banks	100.00	144.47	164.19	131.98	103.99	86.92

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plan, “Univest 2003 Long-term Incentive Plan”, as of December 31, 2009:

(c)
Number of
	(a)		Securities
	Number of	(b)	Remaining
	Securities to	Weighted-	Available for
	be Issued	Average	Future Issuance
	Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants	Reflected in
Plan Category	Rights	and Rights	Column(a)

Equity compensation plan approved by security holders	405,532	$23.37	967,639
Equity compensation plans not approved by security holders	—	—	—

Total	405,532	$23.37	967,639

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

Oct. 1, 2009 — Oct. 31, 2009	—	$—	—	643,782
Nov. 1, 2009 — Nov. 30, 2009	—	—	—	643,782
Dec. 1, 2009 — Dec. 31, 2009	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 8/22/2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.

3.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 643,782.

4.	The Corporation’s current stock repurchase program does not have an expiration date.

5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.

6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data and ratios)

Earnings
Interest income	$96,359	$108,057	$116,144	$104,853	$85,290
Interest expense	28,723	42,310	54,127	43,651	26,264

Net interest income	67,636	65,747	62,017	61,202	59,026
Provision for loan and lease losses	20,886	8,769	2,166	2,215	2,109

Net interest income after provision for loan and lease losses	46,750	56,978	59,851	58,987	56,917
Noninterest income	29,917	26,615	27,268	25,730	22,656
Noninterest expense	65,324	57,225	52,211	49,958	45,796

Net income before income taxes	11,343	26,368	34,908	34,759	33,777
Applicable income taxes	563	5,778	9,351	9,382	8,910

Net income	$10,780	$20,590	$25,557	$25,377	$24,867

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$68,597	$40,066	$59,385	$70,355	$59,439
Investment securities	420,045	432,266	415,465	374,814	336,612
Net loans and leases	1,401,182	1,436,774	1,342,356	1,340,398	1,236,289
Assets	2,085,421	2,084,797	1,972,505	1,929,501	1,769,309
Deposits	1,564,257	1,527,328	1,532,603	1,488,545	1,366,715
Long-term obligations	30,684	120,006	114,453	107,405	88,449
Shareholders’ equity	267,807	203,207	198,726	185,385	173,080
Per Common Share Data
Average shares outstanding	14,347	12,873	12,885	12,960	12,867
Earnings per share — basic	$0.75	$1.60	$1.98	$1.96	$1.93
Earnings per share — diluted	0.75	1.60	1.98	1.95	1.91
Dividends declared per share	0.80	0.80	0.80	0.78	0.72
Book value	16.27	15.71	15.49	14.25	13.37
Dividend payout ratio	109.33%	50.03%	40.40%	40.00%	37.54%
Profitability Ratios
Return on average assets	0.52%	1.02%	1.32%	1.38%	1.46%
Return on average equity	4.68	10.09	13.44	14.04	14.87
Average equity to average assets	11.06	10.08	9.84	9.81	9.83

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)

The information contained in this report may contain forward-looking statements, including statements relating to Univest’s financial condition and results of operations that involve certain risks, uncertainties and assumptions. Univest’s actual results may differ materially from those anticipated, projected, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Item 1. “Business,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in this report.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, intangible assets, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as areas with critical accounting policies.

The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required. Management evaluates debt securities, which comprise of U.S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that certain equity securities will not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operation and statements of financial condition in the periods requiring additional reserves.

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units, which are generally the Bank, Univest Investments and Univest Insurance. After this allocation is completed, a two-step valuation process is applied, as required by ASC Topic 805. For the Bank, in Step 1, fair value is determined based on a market approach, which measures fair value based on trading multiples of independent publicly traded financial institutions of comparable sizes. If the fair value of the Bank exceeds its adjusted book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.

In its analysis of goodwill for Univest Insurance, Inc. and Univest Investments, Inc., the Corporation utilizes a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. The fair value that is calculated is compared to the net book value of each company. If the fair value exceeds the net book value, no impairment exists. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.

For other intangible assets, changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line.

The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require changes in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation’s ability to benefit from the asset in the future.

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

The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

Results of Operations — Overview

Univest Corporation of Pennsylvania (the “Corporation”) earns its revenues primarily through its subsidiaries, from the margins and fees it generates from the loan and lease and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategically related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.

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

The Corporation’s consolidated net income and earnings per share as of the dates indicated:

	For the Years Ended December 31,
	2009	2008	2007

Net income	$10,780	$20,590	$25,557
Net income per share:
Basic	0.75	1.60	1.98
Diluted	0.75	1.60	1.98

2009 versus 2008

The 2009 results compared to 2008 include the following significant pretax components:

•	Net interest income increased due to volume increases on average interest-earning assets and decreases in rates on interest-bearing liabilities. This growth was partially offset by volume increases on interest-bearing liabilities along with decreases in rate on interest-earning assets. The net interest margin on a tax-equivalent basis increased slightly to 3.79% from 3.75%.

•	The provision for loan and lease losses increased by $12.1 million primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors.

•	Total noninterest income increased by $3.3 million or 12.4% due primarily to increased mortgage-banking activities, and increased investment advisory commission and fee income and insurance commission and fee income resulting from the Trollinger and Liberty acquisitions. These increases were partially offset by decreases in bank owned life insurance income, trust fees and increases in other than temporary impairments on equity securities and other long-lived assets.

•	Total noninterest expense increased $8.1 million or 14.2% primarily due to increases in salaries and benefits expense resulting from growing the mortgage-banking business and the Trollinger and Liberty acquisitions, and higher deposit insurance premiums.

2008 versus 2007

The 2008 results compared to 2007 include the following significant pretax components:

•	Net interest income increased due to volume increases on average interest-earning assets. This growth was partially offset by volume increases on interest-bearing liabilities along with decreases in rates on interest-earning assets. The net interest margin on a tax-equivalent basis increased slightly to 3.75% from 3.71%.

•	The provision for loan and lease losses increased by $6.6 million due primarily to charge-offs of $9.3 million.

•	Total noninterest income decreased by $653 thousand or 2.4% due primarily to an impairment charge on equity investments of $1.3 million, decreases in investment advisory commission and fee income, and service charges on deposit accounts, which was partially offset by an increase in bank owned life insurance income of $1.3 million.

•	Total noninterest expense increased $5.0 million or 9.6% primarily due to increases in salaries and benefits expense and marketing and advertising expense.

Acquisitions

On December 29, 2008, the Corporation completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing comprehensive employee benefits packages to businesses both large and small. The Corporation recorded $2.8 million in goodwill and $740 thousand in customer related intangibles as a result of the Liberty Benefits, Inc. acquisition. On December 31, 2008, the Corporation completed the acquisition of the Trollinger Consulting

Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. The Corporation recorded additional goodwill of $157 thousand in 2009 related to its 2008 acquisition of Trollinger Consulting Group.

Results of Operations — 2009 Versus 2008

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2009 compared to 2008. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management and Investment Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential for 2009 versus 2008

	For the Year Ended December 31,
	2009			2008
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$5,645	$16	0.28%	$1,040	$16	1.54%
U.S. Government obligations	110,781	3,608	3.26	99,547	4,617	4.64
Obligations of states and political subdivisions	104,481	6,890	6.59	94,549	6,305	6.67
Other debt and equity securities	218,660	10,406	4.76	232,715	12,145	5.22
Federal funds sold	58	—	—	14,714	394	2.68

Total interest-earning deposits, investments and federal funds sold	439,625	20,920	4.76	442,565	23,477	5.30

Commercial, financial and agricultural loans	410,729	18,838	4.59	385,652	23,849	6.18
Real estate-commercial and construction loans	521,029	30,549	5.86	481,016	31,741	6.60
Real estate-residential loans	291,229	13,520	4.64	309,307	16,019	5.18
Loans to individuals	49,930	3,440	6.89	62,813	4,422	7.04
Municipal loans and leases	90,065	5,444	6.04	82,563	5,209	6.31
Lease financings	90,192	7,655	8.49	80,620	6,843	8.49

Gross loans and leases	1,453,174	79,446	5.47	1,401,971	88,083	6.28

Total interest-earning assets	1,892,799	100,366	5.30	1,844,536	111,560	6.05

Cash and due from banks	33,514			35,507
Reserve for loan and lease losses	(18,200)			(13,843)
Premises and equipment, net	33,170			31,475
Other assets	142,164			127,385

Total assets	$2,083,447			$2,025,060

Liabilities:
Interest-bearing checking deposits	$162,615	257	0.16	$144,415	463	0.32
Money market savings	305,113	1,724	0.57	409,586	8,861	2.16
Regular savings	353,748	2,955	0.84	276,908	4,348	1.57
Time deposits	508,337	17,371	3.42	483,872	20,894	4.32

Total time and interest-bearing deposits	1,329,813	22,307	1.68	1,314,781	34,566	2.63

Securities sold under agreements to repurchase	91,390	544	0.60	84,254	943	1.12
Other short-term borrowings	92,209	2,937	3.19	40,889	801	1.96
Long-term debt	48,979	1,640	3.35	100,527	4,266	4.24
Subordinated notes and capital securities	26,427	1,295	4.90	27,950	1,734	6.20

Total borrowings	259,005	6,416	2.48	253,620	7,744	3.05

Total interest-bearing liabilities	1,588,818	28,723	1.81	1,568,401	42,310	2.70

Demand deposits, non-interest bearing	224,417			223,353
Accrued expenses and other liabilities	39,817			29,211

Total liabilities	1,853,052			1,820,965

Shareholders’ Equity:
Common stock	80,969			74,370
Additional paid-in capital	37,844			22,643
Retained earnings and other equity	111,582			107,082

Total shareholders’ equity	230,395			204,095

Total liabilities and shareholders’ equity	$2,083,447			$2,025,060

Net interest income		$71,643			$69,250

Net interest spread			3.49			3.35
Effect of net interest-free funding sources			0.30			0.40

Net interest margin			3.79%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.13%			117.61%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2009 and 2008 have been calculated using the Corporation’s federal applicable rate of 34.5% and 35.0%, respectively.
Certain amounts have been reclassified to conform to the current-year presentation.

Table 2 — Analysis of Changes in Net Interest Income for 2009 Versus 2008

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the years ended December 31, 2009 and December 31, 2008, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Years Ended December 31,
	2009 Versus 2008
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$13	$(13)	$—
U.S. Government obligations	365	(1,374)	(1,009)
Obligations of states and political subdivisions	661	(76)	585
Other debt and equity securities	(669)	(1,070)	(1,739)
Federal funds sold	(394)	—	(394)

Interest on deposits, investments and federal funds sold	(24)	(2,533)	(2,557)

Commercial, financial and agricultural loans and leases	1,121	(6,132)	(5,011)
Real estate-commercial and construction loans	2,368	(3,560)	(1,192)
Real estate-residential loans	(829)	(1,670)	(2,499)
Loans to individuals	(888)	(94)	(982)
Municipal loans and leases	458	(223)	235
Lease financings	812	—	812

Interest and fees on loans and leases	3,042	(11,679)	(8,637)

Total interest income	3,018	(14,212)	(11,194)

Interest expense:
Interest-bearing checking deposits	25	(231)	(206)
Money market savings	(625)	(6,512)	(7,137)
Regular savings	628	(2,021)	(1,393)
Time deposits	832	(4,355)	(3,523)

Interest on time and interest-bearing deposits	860	(13,119)	(12,259)

Securities sold under agreement to repurchase	39	(438)	(399)
Other short-term borrowings	1,633	503	2,136
Long-term debt	(1,731)	(895)	(2,626)
Subordinated notes and capital securities	(76)	(363)	(439)

Interest on borrowings	(135)	(1,193)	(1,328)

Total interest expense	725	(14,312)	(13,587)

Net interest income	$2,293	$100	$2,393

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2009 and 2008 have been calculated using the Corporation’s federal applicable rate of 34.5% and 35.0%, respectively.
Certain amounts have been reclassified to conform to the current-year presentation.

Net interest income on a tax-equivalent basis increased $2.4 million in 2009 compared to 2008 primarily due to increased volume in commercial real estate and construction loans, commercial business loans and lease financings, along with decreased rates on money market savings, time deposits and savings accounts. These increases were partially offset by decreased rates on commercial business loans and commercial real estate and commercial construction loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.79% and 3.75% for the years ended December 31, 2009 and 2008, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.49% for the year ended December 31, 2009 compared to 3.35% for the same period in 2008. The effect of net interest free funding sources decreased to 0.30% for the year ended December 31, 2009 compared to 0.40% for the same period in 2008; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest income on U.S. Government obligations decreased during the year ended December 31, 2009 compared to 2008 due to a decline in average rates that was partially offset by an increase in average volume. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other debt and equity securities decreased primarily due to average volume and rate decreases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume.

The decline in interest and fees on loans and leases during the year ended December 31, 2009 compared to 2008 was due primarily to average rate decreases on commercial business loans and real estate — commercial and construction loans. The rate decreases were attributable to the declines in the average prime rate, and one-month and three-month U.S. London Interbank Borrowing Rate (“LIBOR”). The average interest yield on the commercial business loan portfolio decreased 159 basis points for the year ended December 31, 2009 compared to the same period in 2008; this was partially offset by a $25.1 million increase in volume resulting in a $5.0 million decrease in interest income. The average interest yield on the commercial and construction real estate loan portfolios decreased 74 basis points; this was partially offset by a $40.0 million increase in volume resulting in a $1.2 million decline in interest income. The average volume decline on real estate — residential of $18.1 million and average interest yield declines of 54 basis points contributed to a $2.5 million decrease in interest income. The average volume decline on loans to individuals of $12.9 million, contributed to a $982 thousand decrease in interest income. These decreases were offset by an increase in average volume of $9.6 million on lease financings and $7.5 million on municipal loans and lease financings, which contributed to $812 thousand and $235 thousand, respectively, in increases in interest income.

Interest Expense

The Corporation’s average cost of deposits decreased 95 basis points for the year ended December 31, 2009 compared to the same period in 2008. The average rate paid on money market savings decreased 159 basis points and the average volume decreased $104.5 million; contributing to a $7.1 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008, and migration to higher yielding savings accounts. Interest expense on regular savings decreased $1.4 million due to an average rate decrease of 73 basis-points; partially offset by an average volume increase of $76.8 million. Interest on time deposits decreased $3.5 million, due to a 90 basis-point decrease in average rate, partially offset by a $24.5 million average increase in volume.

Interest on other short-term borrowings includes interest paid on federal funds purchased and short-term Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts”). Interest on other short-term borrowings increased $2.1 million primarily due to volume increases of $51.3 million.

Interest on long-term debt, which consists of long-term FHLB borrowings, decreased $2.6 million due to an average volume decrease of $51.5 million and an 89 basis-point decrease in the average rate paid. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes and $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”). Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $439 thousand primarily due to pay-downs on the Subordinated Capital Notes.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2009 and 2008 was $20.9 million and $8.8 million, respectively. The increase in provision was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the net cash surrender values of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total noninterest income increased during the year ended December 31, 2009 compared to 2008 primarily due to increased mortgage-banking activities, and increased investment advisory commission and fee income and insurance commission and fee income resulting from the Trollinger and Liberty acquisitions. These increases were partially offset by decreases in bank owned life insurance income, trust fees and increases in other than temporary impairments on securities and other long-lived assets.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2009	2008	$ Change	% Change

Trust fee income	$5,536	$6,004	$(468)	(7.8)%
Service charges on deposit accounts	7,036	6,808	228	3.3
Investment advisory commission and fee income	3,427	2,374	1,053	44.4
Insurance commission and fee income	7,081	5,723	1,358	23.7
Other service fee income	3,410	3,484	(74)	(2.1)
Bank owned life insurance income	1,321	2,791	(1,470)	(52.7)
Other-than-temporary impairment on equity securities	(1,708)	(1,251)	(457)	(36.5)
Other-than-temporary impairment on other long lived assets	(500)	—	(500)	N/M
Net gain on sales of securities	1,150	280	870	N/M
Net gain on sale of loans held for sale	2,222	82	2,140	N/M
Net (loss) gain on dispositions of fixed assets	(144)	(40)	(104)	N/M
Other	1,086	360	726	201.7

Total noninterest income	$29,917	$26,615	$3,302	(12.4)

Trust fee income decreased in 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts increased primarily due to non-sufficient funds fees.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008 that resulted in increased fees and commissions received. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc. increased during the year ended December 31, 2009 over the same period in 2008 primarily due to the acquisitions of Liberty Benefits, Inc. and Trollinger Consulting Group in December 2008.

Other service fee income primarily consists of MasterMoney fees, non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the year ended December 31, 2009 over 2008 primarily due to income recognized in 2008 which resulted from a renegotiated contract with a service provider.

Bank owned life insurance income is the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets, and any excess proceeds from death benefit claims. The decrease recognized in the year ended December 31, 2009 over 2008 was primarily due to additional income resulting from death benefit claims of $1.9 million received in 2008 partially offset by positive changes in the cash surrender value of the underlying investments due to market conditions.

During the year ended December 31, 2009, approximately $50.8 million of securities were sold recognizing gains of $1.2 million. Additionally, the Corporation realized impairment charges of $1.7 million on its equity portfolio during the year ended December 31, 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the year due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near- term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. During the year ended December 31, 2008, approximately $58.9 million of securities were sold recognizing gains of $279 thousand. Additionally, the Corporation realized an impairment charge of $1.3 million on its equity portfolio during the year ended December 31, 2008.

At December 31, 2009, the Corporation held certain equity investments for which it is restricted from trading and had been carried at cost. During 2009, the Corporation recorded an other-than-temporary impairment on these long-lived assets of $500 thousand. The Corporation determined that it was probable that these long-lived assets would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying company.

Sales of $142.5 million in loans held for sale, primarily due to increased mortgage activity, during the year ended December 31, 2009 resulted in gains of $2.2 million compared to sales of $4.4 million for gains of $82 thousand for the year ended December 31, 2008.

Net losses on the disposition of fixed assets were $144 thousand and $40 thousand for the years ended December 31, 2009 and 2008, respectively. Net losses in 2009 were primarily the result of relocating a banking office within one of our supermarket locations to a traditional office and the demolition of the Corporation’s former operations center. The consolidation and upgrade of the corporate phone system in 2008 resulted in a loss on disposal of $36 thousand.

Other non-interest income includes fair value adjustments on derivatives, losses on investments in partnerships, gains on sales of other real estate owned, gains on sales of portfolio loans and leases, reinsurance income and other miscellaneous income. Other non-interest income increased for the year ended 2009 compared to the same period in 2008 primarily due to net positive fair value adjustments on derivative loan commitments and interest rate swaps totaling $797 thousand.

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

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,
	2009	2008	$ Change	% Change

Salaries and benefits	$37,422	$32,413	$5,009	15.5%
Net occupancy	5,274	5,230	44	0.8
Equipment	3,438	3,247	191	5.9
Marketing and advertising	1,840	1,499	341	22.7
Deposit insurance premiums	3,185	767	2,418	N/M
Other	14,165	14,069	96	0.7

Total noninterest expense	$65,324	$57,225	$8,099	14.2

Salaries and benefits increased due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense of $1.2 million.

Net occupancy costs and equipment expense increased due to expansion of the Corporation’s mortgage banking business, the acquisition of Liberty and Trollinger, and new equipment purchases and upgrades.

Marketing and advertising expenses increased primarily due to increased brand advertising.

Deposit insurance premiums increased due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to

$947 thousand, credits that were utilized by the Corporation in 2008 and a 7 basis point increase in rates, causing an aggregate variance of $2.4 million.

Other expenses increased primarily due to increases in the amortization of customer-related intangibles which increased by $759 thousand due to the acquisitions stated above, partially offset by expenses associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans, both recognized in the 2008 period and which are not recurring in nature.

Tax Provision

The provision for income taxes was $563 thousand for the year ended December 31, 2009 compared to $5.8 million in 2008, at effective rates of 5.0% and 21.9%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the years of 2009 and 2008 was primarily due to a larger percentage of tax-exempt income to pre-tax income.

Results of Operations — 2008 Versus 2007

Net Interest Income

Table 3 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2008 compared to 2007. Table 4 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.

Table 3 — Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential for 2008 versus 2007

	For the Year Ended December 31,
	2008			2007
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$1,040	$16	1.54%	$1,892	$95	5.02%
U.S. Government obligations	99,547	4,617	4.64	117,768	5,371	4.56
Obligations of states and political subdivisions	94,549	6,305	6.67	84,587	5,937	7.02
Other debt and equity securities	232,715	12,145	5.22	181,175	9,698	5.35
Federal funds sold	14,714	394	2.68	9,303	454	4.88

Total interest-earning deposits, investments and federal funds sold	442,565	23,477	5.30	394,725	21,555	5.07

Commercial, financial and agricultural loans	385,652	23,849	6.18	394,667	31,155	7.89
Real estate-commercial and construction loans	481,016	31,741	6.60	445,954	34,883	7.82
Real estate-residential loans	309,307	16,019	5.18	307,042	16,665	5.43
Loans to individuals	62,813	4,422	7.04	81,157	5,675	6.99
Municipal loans and leases	82,563	5,209	6.31	90,421	5,341	5.91
Lease financings	80,620	6,843	8.49	47,776	4,228	8.85

Gross loans and leases	1,401,971	88,083	6.28	1,367,017	97,947	7.17

Total interest-earning assets	1,844,536	111,560	6.05	1,761,742	119,502	6.78

Cash and due from banks	35,507			39,782
Reserve for loan and lease losses	(13,843)			(13,645)
Premises and equipment, net	31,475			23,223
Other assets	127,385			121,162

Total assets	$2,025,060			$1,932,264

Liabilities:
Interest-bearing checking deposits	$144,415	463	0.32	$137,699	463	0.34
Money market savings	409,586	8,861	2.16	387,315	15,826	4.09
Regular savings	276,908	4,348	1.57	212,977	3,833	1.80
Time deposits	483,872	20,894	4.32	539,048	25,001	4.64

Total time and interest-bearing deposits	1,314,781	34,566	2.63	1,277,039	45,123	3.53

Securities sold under agreements to repurchase	84,254	943	1.12	86,641	1,994	2.30
Other short-term borrowings	40,889	801	1.96	14,432	777	5.38
Long-term debt	100,527	4,266	4.24	82,855	3,919	4.73
Subordinated notes and capital securities	27,950	1,734	6.20	29,431	2,314	7.86

Total borrowings	253,620	7,744	3.05	213,359	9,004	4.22

Total interest-bearing liabilities	1,568,401	42,310	2.70	1,490,398	54,127	3.63

Demand deposits, non-interest bearing	223,353			221,738
Accrued expenses and other liabilities	29,211			29,913

Total liabilities	1,820,965			1,742,049

Shareholders’ Equity:
Common stock	74,370			74,370
Additional paid-in capital	22,643			22,517
Retained earnings and other equity	107,082			93,328

Total shareholders’ equity	204,095			190,215

Total liabilities and shareholders’ equity	$2,025,060			$1,932,264

Net interest income		$69,250			$65,375

Net interest spread			3.35			3.15
Effect of net interest-free funding sources			0.40			0.56

Net interest margin			3.75%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.61%			118.21%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Included in interest income are loan and lease fees of $728 thousand for 2008 and $1.0 million for 2007.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Table 4 — Analysis of Changes in Net Interest Income for 2008 Versus 2007

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the years ended December 31, 2008 and December 31, 2007, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Years Ended December 31,
	2008 Versus 2007
	Volume	Rate
	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(13)	$(66)	$(79)
U.S. Government obligations	(848)	94	(754)
Obligations of states and political subdivisions	664	(296)	368
Other debt and equity securities	2,683	(236)	2,447
Federal funds sold	145	(205)	(60)

Interest on deposits, investments and federal funds sold	2,631	(709)	1,922

Commercial, financial and agricultural loans and leases	(557)	(6,749)	(7,306)
Real estate-commercial and construction loans	2,299	(5,441)	(3,142)
Real estate-residential loans	122	(768)	(646)
Loans to individuals	(1,294)	41	(1,253)
Municipal loans	(494)	362	(132)
Lease financings	2,787	(172)	2,615

Interest and fees on loans and leases	2,863	(12,727)	(9,864)

Total interest income	5,494	(13,436)	(7,942)

Interest expense:
Interest-bearing checking deposits	28	(28)	—
Money market savings	510	(7,475)	(6,965)
Regular savings	1,005	(490)	515
Time deposits	(2,382)	(1,725)	(4,107)

Interest on time and interest-bearing deposits	(839)	(9,718)	(10,557)

Securities sold under agreement to repurchase	(29)	(1,022)	(1,051)
Other short-term borrowings	518	(494)	24
Long-term debt	753	(406)	347
Subordinated notes and capital securities	(91)	(489)	(580)

Interest on borrowings	1,151	(2,411)	(1,260)

Total interest expense	312	(12,129)	(11,817)

Net interest income	$5,182	$(1,307)	$3,875

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Certain amounts have been reclassified to conform to the current-year presentation.
Tax-equivalent amounts for both periods have been calculated using the Corporation’s federal applicable rate of 35%.

Net interest income on a tax-equivalent basis increased $3.9 million in 2008 compared to 2007 primarily due to increased volume on other debt and equity securities, commercial real estate and construction loans, lease financings along with decreased rates on money market savings and time deposits. These increases were partially offset by decreased rates on commercial business loans and commercial real estate and commercial construction loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.75% and 3.71% for the years ended December 31, 2008 and 2007. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.35% for the year ended December 31, 2008 compared to 3.15% for the same period in 2007. The effect of net interest free funding sources decreased to 0.40% for the year ended December 31, 2008 compared to 0.56% for the same period in 2007; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Interest Income

Interest income on U.S. Government obligations decreased during the year ended December 31, 2008 compared to 2007 due to a decline in average volume that was partially offset by an increase in average rates. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other debt and equity securities increased primarily due to average volume increases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average rate.

The decline in interest and fees on loans and leases during the year ended December 31, 2008 compared to 2007 was due primarily to average rate decreases on commercial business loans and real estate — commercial and construction loans. The rate decreases were attributable to the 304 basis point decline in average prime rate comparing the year ended December 31, 2008 to the same period in 2007. The average interest yield on the commercial loan portfolio decreased 171 basis points for the year ended December 31, 2008 compared to the same period in 2007; which, along with an average volume decline of $9.0 million, contributed to a $7.3 million decrease in interest income. The average interest yield on the commercial and construction real estate loan portfolios decreased 122 basis points; this was partially offset by a $35.1 million increase in volume resulting in a $3.1 million decline in interest income. The average volume decline on loans to individuals of $18.3 million, contributed to a $1.3 million decrease in interest income. These decreases were offset by an increase in average volume on lease financings of $32.8 million; which contributed to a $2.6 million increase in interest income.

Interest Expense

The Corporation’s average cost of deposits decreased 90 basis points for the year ended December 31, 2008 compared to the same period in 2007. The average rate paid on money market savings decreased 193 basis points while the average volume increased $22.3 million; the net effect contributed to a $7.0 million decrease in interest expense. The increase in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008. Interest expense on regular savings increased $515 thousand due to an average volume increase of $63.9 million that was partially offset by a 23 basis-point decrease in the average rate. Interest on time deposits decreased $4.1 million, due to a $55.2 million average decrease in volume and a 32 basis-point decrease in the average rate.

Interest on short-term borrowings includes interest paid on federal funds purchased, repurchase agreements and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management accounts”). Interest on short-term borrowings decreased 37.1% during 2008 compared to 2007 primarily due to a decrease in the average rate associated with cash management accounts and short-term FHLB borrowings.

Interest on long-term debt, which consists of long-term FHLB borrowings, increased due to average volume growth of $17.7 million partially offset by a 49 basis point decrease in the average rate paid.

Subordinated notes and capital securities include $15.0 million in Subordinated Capital Notes and $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”). Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased 25% primarily due to pay-downs on the Subordinated Capital Notes.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2008 and 2007 was $8.8 million and $2.2 million, respectively. The increase in provision was primarily due to $9.3 million in loans and leases charged-off during 2008.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the net cash surrender values of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total noninterest income decreased during the year ended December 31, 2008 compared to 2007 primarily due to $1.3 million in other-than-temporary impairments on equity securities which was offset by death benefit claims on bank-owned life insurance policies resulting in additional income of $1.9 million partially offset by negative changes in cash surrender value of $602 thousand.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change

Trust fee income	$6,004	$5,921	$83	1.4%
Service charges on deposit accounts	6,808	6,822	(14)	(0.2)
Investment advisory commission and fee income	2,374	2,680	(306)	(11.4)
Insurance commission and fee income	5,723	5,730	(7)	(0.1)
Other service fee income	3,484	3,662	(178)	(4.9)
Bank owned life insurance income	2,791	1,503	1,288	85.7
Other-than-temporary impairment on equity securities	(1,251)	—	(1,251)	N/M
Net gain on sales of securities	280	435	(155)	(35.6)
Net gain on sale of loans held for sale	82	64	18	28.1
Net loss on dispositions of fixed assets	(40)	(112)	72	64.3
Other	360	563	(203)	(36.1)

Total noninterest income	$26,615	$27,268	$(653)	(2.4)

Trust fee income increased in 2008 over 2007 primarily due to an increase in the number of managed accounts. Service charges on deposit accounts remained relatively constant when comparing the year ended December 31, 2008 to the same period in 2007.

Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., decreased in 2008 over 2007 due to market fluctuations that resulted in decreased fees and commissions received, which more than offset the addition of new accounts during the year. Insurance commissions and fee income, the primary source of income for Univest Insurance, Inc., decreased slightly in the year ended December 31, 2008 over 2007 due to the current market conditions as policies have been renewing at lower premium levels.

Other service fee income primarily consists of MasterMoney fees, non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income decreased for the year ended 2008 over 2007 primarily due to a decrease in mortgage placement fee income.

Bank owned life insurance income is the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets, and any excess proceeds from death benefit claims. The increase recognized in the year ended December 31, 2008 over 2007 was primarily due to additional income resulting from death benefit claims of $1.9 million partially offset by negative changes in the cash surrender value of $602 thousand due to decreases in the value of the underlying investments due to market conditions.

During the year ended December 31, 2008, approximately $58.9 million of securities were sold recognizing gains of $279 thousand. Additionally, the Corporation realized impairment charges of $1.3 million on its equity portfolio during the year ended December 31, 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is Management’s opinion that it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities. Additionally, the Corporation has the positive intent and ability to hold those securities until such recovery occurs. During the year ended December 31, 2007, the Corporation sold $5.6 million in securities that resulted in $435 thousand in net gains and the Corporation also received $251 thousand from the sales of shares created through conversion of one of its vendor relationships from a membership association to a private share corporation.

Sales of $4.4 million in loans and leases and mortgage loans held for sale during the year ended December 31, 2008 resulted in gains of $82 thousand compared to sales of $12.9 million for gains of $64 thousand for the year ended December 31, 2007.

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

Other non-interest income includes losses on investments in partnerships, gains on sales of portfolio loans and leases, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased for the year ended 2008 compared to the same period in 2007 primarily due to an $86 thousand increase in losses on investments in partnerships and an $80 thousand decline in FHLB dividends.

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

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change

Salaries and benefits	$32,413	$30,811	$1,602	5.2%
Net occupancy	5,230	4,753	477	10.0
Equipment	3,247	3,127	120	3.8
Marketing and advertising	1,499	831	668	80.4
Deposit insurance premiums	767	178	589	N/M
Other	14,069	12,511	1,558	12.5

Total noninterest expense	$57,225	$52,211	$5,014	9.6

Salaries and benefits increased due to normal annual increases, stock-based compensation expense and employee insurance benefits. Net occupancy costs increased due to increases in rental expense on leased properties which was partially offset by a slight increase in rental income on leased office space.

Equipment expense increased slightly due to increases in computer software licenses and maintenance. This increase was partially offset by a reduction of furniture and equipment rental costs as well as maintenance and repairs on equipment. Marketing and advertising expenses increased primarily due to the Corporation’s UnivestOne campaign which was launched in the second quarter of 2008 to increase awareness of its on-line banking website and increased brand advertising during the fourth quarter to address concerns of our communities explaining the difference between Wall Street and Main Street banks. FDIC deposit insurance premiums increased as the utilization of credits ran off during 2008. Other expenses increased primarily due to expense associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans; both charges are not recurring in nature. Increases in consultant fees and telephone expenses also contributed to the increase in other expenses.

Tax Provision

The provision for income taxes was $5.8 million for the year ended December 31, 2008 compared to $9.4 million in 2007, at effective rates of 21.9% and 26.8%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The decrease in the effective tax rate between the years of 2008 and 2007 was primarily due to a larger percentage of tax-exempt income to pre-tax income. Tax-exempt income increased primarily due to death benefit claims on bank-owned life insurance.

Financial Condition

During 2009, total assets increased primarily due to growth in cash and other short-term interest-earning deposits resulting from proceeds from the Corporation’s stock issuance during 2009. As a result of the stock issuance, common stock increased by $17.0 million and additional paid-in capital increased by $38.7 million at December 31, 2009. Detailed explanations of these fluctuations are discussed below.

ASSETS

The following table presents assets as of the dates indicated:

	At December 31,
	2009	2008	$ Change	% Change

Cash, interest-earning deposits and federal funds sold	$68,597	$40,066	$28,531	71.2%
Investment securities	420,045	432,266	(12,221)	(2.8)
Loans held for sale	1,693	544	1,149	N/M
Total loans and leases	1,425,980	1,449,892	(23,912)	(1.6)
Reserve for loan and lease losses	(24,798)	(13,118)	(11,680)	(89.0)
Premises and equipment, net	34,201	32,602	1,599	4.9
Goodwill and other intangibles, net	55,970	56,051	(81)	(0.1)
Bank owned life insurance	46,740	45,419	1,321	2.9
Accrued interest and other assets	56,993	41,075	15,918	38.8

Total assets	$2,085,421	$2,084,797	$624	—

Cash, Interest-earning Deposits and Federal Funds Sold

Cash, interest-earning deposits and federal funds sold increased as of December 31, 2009 as compared to December 31, 2008 primarily due to a $42.8 million increase in interest-bearing deposits with other banks. The excess cash provided by growth in deposits was invested at the Federal Reserve Bank for future short-term needs at higher yielding rates than other available short-term investments.

Investment Securities

The investment portfolio is managed as part of the overall asset and liability management process to provide liquidity to the Bank, optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns on these investments. The securities portfolio consists primarily of U.S. Government agency, residential mortgage-backed and municipal securities. Total investments decreased primarily due to maturities, sales and calls of mortgage-backed securities.

Table 5 — Investment Securities

The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2009	2008	2007

U.S. treasury	$—	$5,862	$4,935
U.S. government corporations and agencies	119,992	98,844	112,119
State and political subdivisions	107,566	100,350	86,754
Residential mortgage-backed securities	101,376	131,261	130,790
Commercial mortgage obligations	79,454	80,205	64,383
Asset-backed securities	573	1,211	1,995
Other securities	9,160	11,625	10,797
Equity securities	1,924	2,908	3,692

Total investment securities	$420,045	$432,266	$415,465

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

	At December 31,
	2009	2009	2008	2008	2007	2007
	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$14,495	1.91%	$10,626	0.67%	$49,087	3.93%
After 1 Year-5 Years	125,349	3.01	113,380	4.43	85,652	4.98
After 5 Years-10 Years	54,795	4.48	37,888	4.80	33,284	4.90
After 10 Years	223,482	4.48	267,464	5.07	243,750	5.18
No stated maturity	1,924	2.42	2,908	4.76	3,692	4.17

Total	$420,045	3.94	$432,266	4.77	$415,465	4.96

Loans and Leases

Total gross loans and leases declined comparing December 31, 2009 to December 31, 2008 primarily due to decreases of $61.6 million in real estate-construction and $49.4 million in real estate-residential loans. These decreases were partially offset by increases of $88.7 million real estate-commercial loans and $22.8 million in commercial, financial and agricultural loans. Loans to individuals decreased by $7.5 million and lease financings, net of unearned income, decreased $17.0 million.

At December 31, 2009 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 7.

Table 7 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005

Commercial, financial and agricultural	$447,495	$424,649	$381,826	$442,182	$383,792
Real estate — commercial	487,688	399,003	393,686	352,596	349,384
Real estate — construction	91,891	153,506	134,448	136,331	110,032
Real estate — residential	266,622	316,039	310,571	305,306	303,994
Loans to individuals	46,761	54,212	72,476	89,217	102,095
Lease financings	95,678	110,095	68,100	30,186	415

Total gross loans and leases	1,436,135	1,457,504	1,361,107	1,355,818	1,249,712
Less: Unearned income	(10,155)	(7,612)	(5,665)	(2,137)	(60)

Total loans and leases	$1,425,980	$1,449,892	$1,355,442	$1,353,681	$1,249,652

Table 8 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2009:

		Due in One	Due after
		Year or	One Year	Due after
	Total	Less	to Five Years	Five Years

Commercial, financial and agricultural	$447,495	$327,123	$105,265	$15,107
Real estate — commercial	487,688	209,329	238,754	39,605
Real estate — construction	91,891	84,432	6,237	1,222
Real estate — residential	266,622	96,889	50,452	119,281
Loans to individuals	46,761	13,650	12,541	20,570
Leases financings	85,523	38,938	46,535	50

Total gross loans and leases	$1,425,980	$770,361	$459,784	$195,835

Loans and leases with fixed predetermined interest rates	$683,909	$158,342	$356,386	$169,181
Loans and leases with variable or floating interest rates	742,071	612,019	103,398	26,654

Total gross loans and leases	$1,425,980	$770,361	$459,784	$195,835

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

When a loan or lease, including a loan or lease impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Total cash basis, restructured and nonaccrual loans and leases totaled $37.1 million at December 31, 2009, $5.4 million at December 31, 2008 and $6.9 million at December 31, 2007; the balance at December 31, 2009 primarily consisted of real estate-construction and real estate — commercial loans. For the years ended December 31, 2009, 2008, and 2007, nonaccrual loans and leases resulted in lost interest income of $969 thousand, $685 thousand, and $747 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 2.89% as of December 31, 2009, 0.48% as of December 31, 2008, and 0.65% as of December 31, 2007. The ratio of nonperforming assets to total assets was 1.98% at December 31, 2009, 0.33% at December 31, 2008 and 0.45% at December 31, 2007.

At December 31, 2009, the recorded investment in loans and leases that are considered to be impaired was $37.1 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.4 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Nonaccruing loans increased during 2009 primarily due to two credits which went on non-accrual during the third quarter of 2009. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and as a result the parent company and all communities declared bankruptcy. The credit has $7.3 million outstanding at December 31, 2009 and is listed within the real estate — construction loan category. There is a specific allowance on this credit of $665 thousand to cover deficiencies in the underlying real estate value under current market conditions. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated $16.6 million at December 31, 2009; of which $11.8 million is listed within the real estate — commercial loan category and $4.9 million is listed within the real estate — construction loan category. There is no specific allowance on this credit as the value of the underlying collateral is more than sufficient to cover the outstanding balance. Univest will continue to closely monitor these credits and may have to provide additional reserves in future quarters related to these credits.

The Corporation sold the two other real estate owned properties acquired during 2008. During 2009, the Corporation acquired five other real estate owned properties.

Table 9 — Nonaccrual, Past Due and Restructured Loans and Leases, and Other Real Estate Owned

The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as of the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005

Nonaccruing loans and leases:
Commercial, financial and agricultural	$3,275	$520	$3,473	$4,480	$1,216
Real estate — commercial	14,005	1,758	1,036	1,794	2,047
Real estate — construction	14,872	1,640	2,308	2,169	—
Real estate — residential	572	813	—	—	—
Leases financings	774	298	61	—	—

Total nonaccruing loans and leases	33,498	5,029	6,878	8,443	3,263
Restructured loans and leases, not included above	3,611	380	—	—	—

Total impaired loans and leases	$37,109	$5,409	$6,878	$8,443	$3,263

Accruing loans and leases 90 days or more past due:
Real estate — residential	$273	$175	$401	$227	$114
Real estate — commercial	—	299	243	—	—
Commercial and industrial loans	134	315	1,147	48	146
Loans to individuals	319	356	126	485	350

Total accruing loans and leases, 90 days or more past due	$726	$1,145	$1,917	$760	$610

Other real estate owned	$3,428	$346	$—	$—	$344

Total non-performing assets	$41,263	$6,900	$8,795	$9,203	$4,217

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends and the volume, growth, and composition of the loan portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases, and those which have been restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts.

The reserve for loan and lease losses is based on management’s evaluation of the loan or lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan and lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the present value of expected future cash flows using the loan’s initial effective interest rate, or at the loan’s observable market price or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.

The reserve for loan and lease losses consists of allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan and lease loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios.

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

Table 10 — Allocated, Other Loan and Lease Loss Reserves

The reserve for loan and lease losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories as of the dates indicated:

	At December 31,
	2009	2008	2007

Allocated	$23,744	$12,387	$12,217
Unallocated	1,054	731	869

Total	$24,798	$13,118	$13,086

Allocated reserves in 2009 increased by $11.4 million due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors. Unallocated reserves increased by $323 thousand in 2009 primarily due to current economic volatility. As a result, the allowance for loan and lease losses as a percentage of total loans and leases increased to 1.74% at December 31, 2009 from 0.90% at December 31, 2008 and from 0.97% at December 31, 2007. The allowance for loan and lease losses to nonperforming loans and leases equaled 65.54% at December 31, 2009, 200.15% at December 31, 2008, and 190.7% at December 31, 2007. At December 31, 2009, the specific allowance on impaired loans was $1.4 million, or 3.8% of the impaired loan balance of $37.1 million. At December 31, 2008 the specific allowance on impaired loans was $36 thousand, or 0.64% of the balance of impaired loans of $5.4 million. Although the coverage ratio of the specific allowance on the impaired loans and leases increased, the ratio of the allowance to nonperforming loans and leases decreased. The increase in the allocated allowance for loan and lease losses was impacted more by the migration of loans to higher-risk ratings than the increase in non-performing loans and leases. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan.

Allocated reserves in 2008 increased by $170 thousand as higher allocations to account for growth in the lease financings portfolio were more than offset by lower reserves against declining indirect and commercial loan portfolios. Lease financings, net of unearned discounts, rose to $102.5 million at December 31, 2008 from $62.4 million when compared to the same period in 2007. Homogeneous retail loans, including residential real estate and consumer loans outstanding, declined by $18.4 million, contributing to a homogeneous loan pool allocation reduction of $271 thousand. Commercial loans (including commercial real estate loans) increased by $75.0 million, which resulted in an increase of $218 thousand in the allocated reserve. Unallocated reserves declined by $138 thousand in 2008 as well as a decrease in reserves for impaired loans of $1.7 million at December 31, 2008. Nonperforming loans as a percentage of loans and leases decreased to 0.45% at December 31, 2008 from 0.65% as of December 31, 2007; the allowance for loan and lease losses to total loans and leases decreased to 0.90% at December 31, 2008 compared to 0.97% at December 31, 2007 primarily due to the decline in nonaccrual loans and the related reserve. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan. At December 31, 2008 the specific allowance on impaired loans was $36 thousand, or 0.64% of the balance of impaired loans of $5.4 million. At December 31, 2007 the specific allowance on impaired loans was $1.8 million, or 25.5% of the impaired loan balance of $6.9 million.

Table 11 — Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience as of the dates indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Average amount of loans and leases outstanding	$1,453,174	$1,401,971	$1,367,017	$1,317,711	$1,198,881
Loan and lease loss reserve at beginning of period	$13,118	$13,086	$13,283	$13,363	$13,099
Charge-offs:
Commercial, financial and agricultural loans	3,857	6,008	902	1,860	1,329
Real estate loans	2,088	1,373	499	—	911
Loans to individuals	1,808	1,422	1,513	1,133	1,019
Lease financings	2,695	502	106	—	—

Total charge-offs	10,448	9,305	3,020	2,993	3,259

Recoveries:
Commercial, financial and agricultural loans	275	97	176	139	625
Real estate loans	33	27	95	168	368
Loans to individuals	491	353	386	391	421
Lease financings	443	91	—	—	—

Total recoveries	1,242	568	657	698	1,414

Net charge-offs	9,206	8,737	2,363	2,295	1,845
Provisions to loan and lease loss reserve	20,886	8,769	2,166	2,215	2,109

Loan and lease loss reserve at end of period	$24,798	$13,118	$13,086	$13,283	$13,363

Ratio of net charge-offs to average loans and leases	.63%	.62%	.17%	.17%	.15%

The increase in charge-offs during 2009 compared to 2008 was primarily due to the increase in lease financings charge-offs due to the deterioration in the economy impacting small businesses, the primary customer base of the leasing portfolio. These increases were offset by a reduction of charge-off activity for commercial, financial and agricultural loans. The increase in charge-offs during 2008 compared to 2007 was primarily due to the increase of activity for commercial, financial and agricultural loans, real estate loans, and lease financings charge-offs due to the deterioration in the economy. These increases were offset by a reduction of charge-off activity for loans to individuals. Loans and leases that are charged-off are considered to be permanently impaired.

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases as of the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005

Commercial, financial and agricultural	$12,148	31.4%	$6,432	29.3%	$6,295	28.2%	$6,963	32.6%	$6,005	30.7%
Real estate loans	9,534	59.3	4,800	59.9	4,836	61.9	4,266	58.7	5,431	61.1
Loans to individuals	887	3.3	581	3.7	730	5.3	1,005	6.6	949	8.2
Lease financings	1,175	6.0	574	7.1	356	4.6	171	2.1	—	—
Unallocated	1,054	N/A	731	N/A	869	N/A	878	N/A	978	N/A

Total	$24,798	100.0%	$13,118	100.0%	$13,086	100.0%	$13,283	100.0%	$13,363	100.0%

The ratio of the reserve for loan and lease losses to total loans and leases was 1.74% at December 31, 2009 and 0.90% at December 31, 2008.

Goodwill and Other Intangible Assets

The Corporation has completed the 2009 and 2008 annual impairment tests on goodwill and other intangible assets and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Corporation has intangible assets due to bank and branch acquisitions, core deposit intangibles, covenants not to compete (in favor of the Corporation), customer related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life. The amortization for these intangible assets was $1.5 million for the year ended December 31, 2009; $642 thousand for the year ended December 31, 2008 and $742 thousand for the year ended December 31, 2007. The Corporation also has goodwill of $50.4 million, which is deemed to be an indefinite intangible asset and will not be amortized.

Accrued Interest and Other Assets

On September 28, 2009, the FDIC Board proposed an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund which was finalized in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009 of which $8.4 million will remain in a prepaid asset account. The prepaid amount of $8.4 million has a zero percent risk-weighting for risk-based capital ratio calculations. The prepaid amount will be expensed over the 2010 though 2012 period as the actual FDIC assessment are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.

On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on its private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock, it is temporary. Therefore, as of December 31, 2009, the FHLB stock is recorded at cost.

LIABILITIES

The following table presents liabilities as of the dates indicated:

	At December 31,
	2009	2008	$ Change	% Change

Deposits	$1,564,257	$1,527,328	$36,929	2.4%
Short-term borrowings	183,379	192,730	(9,351)	(4.9)
Long-term borrowings	30,684	120,002	(89,322)	(74.4)
Other liabilities	39,294	41,526	(2,232)	(5.4)

Total liabilities	$1,817,614	$1,881,590	$(63,976)	(3.4)

Deposits

Total deposits increased during 2009 primarily due to increases in savings deposits of $92.9 million. These increases were partially offset by decreases in time deposits of $59.4 million. Due to market and economic conditions, customers took advantage of shorter-term interest-earning deposits. Additionally, as a result of the increase in savings deposits, the Corporation was able to reduce its reliance on wholesale deposits by $83.9 million to $7.0 million which are included in time deposits.

Table 12 — Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007

Noninterest-bearing demand deposits	$224,417	$223,353	$221,738
Interest-bearing checking deposits	162,615	144,415	137,699
Money market savings	305,113	409,586	387,315
Regular savings	353,748	276,908	212,977
Time deposits	508,337	483,872	539,048

Total average deposits	$1,554,230	$1,538,134	$1,498,777

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2009:

		Due Over Three	Due Over Six
	Due Three Months	Months to Six	Months to Twelve	Due Over Twelve
	or Less	Months	Months	Months

Time deposits	$44,355	$19,762	$38,483	$26,130

Borrowings

Long-term borrowings decreased $89.3 million during 2009 as compared to 2008 primarily due to an $87.0 million reclass of long-term advances from the Federal Home Loan Bank to short-term borrowings as the remaining maturity of these borrowing became one year or less. Short-term borrowings decreased during 2008 primarily due to paydowns more than offsetting the $87.0 million reclass from long-term FHLB advances.

Table 13 — Short Term Borrowings

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis as of the dates indicated:

	2009	2008	2007

Balance at December 31	$95,624	$81,230	$94,276
Weighted average interest rate at year end	0.50%	0.49%	1.80%
Maximum amount outstanding at any month’s end	$133,140	$92,962	$94,276
Average amount outstanding during the year	$91,390	$84,254	$86,641
Weighted average interest rate during the year	0.60%	1.12%	2.30%

SHAREHOLDERS’ EQUITY

The following table presents the shareholders’ equity as of the dates indicated:

	At December 31,
	2009	2008	$ Change	% Change

Common stock	$91,332	$74,370	$16,962	22.8%
Additional paid-in capital	60,126	22,459	37,667	N/M
Retained earnings	150,507	151,816	(1,309)	(0.9)
Accumulated other comprehensive loss	(524)	(8,619)	8,095	93.9
Treasury stock	(33,634)	(36,819)	3,185	8.7

Total shareholders’ equity	$267,807	$203,207	$64,600	31.8

Total shareholders’ equity increased since December 31, 2008 primarily due to an additional $55.6 million in capital as a result of the issuance of common stock during the third quarter 2009.

On August 12, 2009, the Corporation completed its public offering of 3,392,500 shares of common stock at a price of $17.50 per share, including 442,500 shares of common stock purchased by the underwriters pursuant to their over-allotment option, which was exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $55.6 million. The Corporation intends to use the net proceeds from the offering for general corporate purposes, including supporting the capital needs of the Bank, the financing of its operations, the repayment of short-term indebtedness and potential acquisitions.

Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, employee options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.

Accumulated other comprehensive income related to securities of $5.4 million and $2.3 million, net of taxes, is included in shareholders’ equity at December 31, 2009 and 2008, respectively. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and fair value, on the available-for-sale investment portfolio, net of taxes. The period-to-period recovery in accumulated other comprehensive income (loss) was a result of increases in the fair values of mortgage-backed government agency debt securities and other mortgage-backed securities.

Accumulated other comprehensive income related to an interest rate swap, net of taxes, amounted to $1.1 million and a loss of $149 thousand at December 31, 2009 and 2008, respectively. Accumulated other comprehensive income (loss) related to an interest-rate swap reflects the current fair value of the swap used for cash flow hedging purposes, net of taxes.

Accumulated other comprehensive loss related to pension and other post-retirement benefits amounted to $7.0 million and $10.8 million at December 31, 2009 and 2008, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2009, the Corporation had a Tier 1 capital ratio of 14.41% and total risked-based capital ratio of 15.76%. At December 31, 2008, the Corporation had a Tier 1 capital ratio of 10.65% and total risked-based capital ratio of 11.60% The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 20 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.

The increase in the Corporation’s risk-based capital ratios is attributable to the net proceeds from its public offering, after deducting underwriting discounts and commissions and offering expenses, of $55.6 million.

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

On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation pays a fixed rate of 6.49% and receives a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. During the fourth quarter of 2009, a portion of the hedged loan was participated which caused the swap to become ineffective. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million, of which $276 thousand was ineffective, and is classified on the balance sheet as other assets. The underlying real estate-commercial loan had a negative fair value adjustment of $431 thousand which is classified on the balance sheet as a component of loans and leases. The Corporation recorded the change in fair value of the interest rate swap and underlying commercial loan as a component of noninterest income on the income statement.

On December 23, 2008, the Corporation entered into a $20.0 million notional value interest rate swap, which has been classified as a cash flow hedge on $20.0 million of trust preferred securities. Under the terms of the swap agreement, the Corporation will pay a fixed rate of 2.65% and receive a floating rate which is based on the three-month U.S. London Interbank Borrowing Rate (“LIBOR”) with a termination date of January 7, 2019. Interest-rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income.

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

Credit risk in the direct consumer loan portfolio and credit card portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios at origination are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios and are generally insured by private mortgage insurance.

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

The Bank may purchase Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2008, the Bank had $50.0 million in PLGIT deposits. At December 31, 2009 the Bank had no PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $374.1 million. At December 31, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $92.0 million. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million and $77.0 million at December 31, 2009 and 2008, respectively. Outstanding borrowings under these lines totaled $54.0 million at December 31, 2008; there were no outstanding balances at December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2009, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Short-term borrowings constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments as of December 31, 2009. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in Table 14. For further information regarding the Corporation’s commitments, refer to Footnote 16 of the Consolidated Financial Statements, herein.

Table 14 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2009:

	Payments Due by Period
			Due after One	Due after Four	Due in Over
		Due in One	Year to	Years to	Five
	Total	Year or Less	Three Years	Five Years	Years

Long-term debt(a)	$5,568	$188	$375	$5,005	$—
Subordinated capital notes(b)	5,016	1,571	3,068	377	—
Trust preferred securities(c)	37,807	688	1,375	1,375	34,369
Securities sold under agreement to repurchase(d)	95,624	95,624	—	—	—
Other short-term borrowings	88,906	88,906	—	—
Time deposits(e)	471,944	377,211	60,137	12,756	21,840
Operating leases	8,742	1,781	2,927	1,870	2,164
Standby and commercial letters of credit	61,313	48,061	13,115	137	—
Commitments to extend credit(f)	445,731	150,446	19,840	16,069	259,376
Derivative loan commitments(g)	156	156	—	—	—

Total contractual obligations	$1,220,807	$764,632	$100,837	$37,589	$317,749

Notes:

(a)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date was in 2008. The Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs without penalty for the remainder of the term.

(d)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(e)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(g)	Includes the fair value of these contractual arrangements at December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2009, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decreased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 1.49% more than it would be if market rates would remain unchanged. A 100 basis point (a 200 basis point ramp down would not be relevant in the current market conditions) parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.06% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 15.

Table 15 — Interest Sensitivity Analysis

Interest Sensitivity Analysis at December 31, 2009:

		After Three Months	After One Year
	Within	to Twelve	to Five	Over	Non-Rate
	Three Months	Months	Years	Five Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$20,535	$20,535
Interest-earning deposits with other banks	48,062	—	—	—	—	48,062
Investment securities	71,674	85,002	138,941	124,427	—	420,045
Loans held for sale	1,693	—	—	—	—	1,693
Loans and leases, net of reserve for loan and lease losses:	608,138	246,892	476,064	94,887	(24,798)	1,401,182
Other assets	—	—	—	—	193,904	193,904

Total assets	$729,567	$331,894	$615,005	$219,314	$189,641	$2,085,421

Liabilities and shareholders’ equity:
Demand deposits — noninterest-bearing	$—	$—	$—	$—	$242,691	$242,691
Demand deposits — interest-bearing	299,569	27,288	143,715	—	—	470,572
Savings deposits	21,733	60,434	318,285		—	400,452
Time deposits	124,530	176,137	129,437	20,438	—	450,542
Borrowed funds	147,493	60,130	6,250	190	—	214,063
Other liabilities	—	—	—	—	39,294	39,294
Shareholders’ equity	—	—	—	—	267,807	267,807

Total liabilities and shareholders’ equity	$593,325	$323,989	$597,687	$20,628	$549,792	$2,085,421

Incremental gap	$136,242	$7,906	$17,318	$198,686	$(360,151)

Cumulative gap	$136,242	$144,148	$161,465	$360,151

Cumulative gap as a percentage of interest-earning assets	7.19%	7.60%	8.52%	19.00%

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

March 5, 2010
Philadelphia, PA

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)

ASSETS
Cash and due from banks	$20,535	$34,800
Interest-earning deposits with other banks	48,062	5,266
Investment securities held-to-maturity (fair value $108 and $1,432 at
December 31, 2009 and 2008, respectively)	103	1,368
Investment securities available-for-sale	419,942	430,898
Loans held for sale	1,693	544
Loans and leases	1,425,980	1,449,892
Less: Reserve for loan and lease losses	(24,798)	(13,118)

Net loans and leases	1,401,182	1,436,774

Premises and equipment, net	34,201	32,602
Goodwill	50,393	50,236
Other intangibles, net of accumulated amortization of $8,015 and $6,497 at December 31, 2009 and 2008, respectively	5,577	5,815
Bank owned life insurance	46,740	45,419
Accrued interest and other assets	56,993	41,075

Total assets	$2,085,421	$2,084,797

LIABILITIES
Demand deposits, noninterest-bearing	$242,691	$221,863
Demand deposits, interest-bearing	470,572	487,983
Savings deposits	400,452	307,512
Time deposits	450,542	509,970

Total deposits	1,564,257	1,527,328

Securities sold under agreements to repurchase	95,624	81,230
Other short-term borrowings	87,755	111,500
Accrued expenses and other liabilities	39,294	41,526
Long-term debt	5,190	92,637
Subordinated notes	4,875	6,750
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,817,614	1,881,590

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 48,000,000 shares authorized at December 31, 2009 and 2008; 18,266,404 and 14,873,904 shares issued at December 31, 2009 and 2008, respectively; and 16,465,083 and 12,938,514 shares outstanding at December 31, 2009 and 2008, respectively	91,332	74,370
Additional paid-in capital	60,126	22,459
Retained earnings	150,507	151,816
Accumulated other comprehensive loss, net of tax benefit	(524)	(8,619)
Treasury stock, at cost; 1,801,321 shares and 1,935,390 shares at December 31, 2009 and 2008, respectively	(33,634)	(36,819)

Total shareholders’ equity	267,807	203,207

Total liabilities and shareholders’ equity	$2,085,421	$2,084,797

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)

Interest income
Interest and fees on loans and leases:
Taxable	$74,002	$82,874	$92,606
Exempt from federal income taxes	3,815	3,742	4,061

Total interest and fees on loans and leases	77,817	86,616	96,667

Interest and dividends on investment securities:
Taxable	14,014	16,762	15,069
Exempt from federal income taxes	4,512	4,269	3,859
Interest on federal funds sold and term federal funds	—	394	454
Other interest income	16	16	95

Total interest income	96,359	108,057	116,144

Interest expense
Interest on demand deposits	1,981	9,324	16,289
Interest on savings deposits	2,955	4,348	3,833
Interest on time deposits	17,371	20,894	25,001
Interest on short-term borrowings	3,481	1,744	2,771
Interest on long-term borrowings	2,935	6,000	6,233

Total interest expense	28,723	42,310	54,127

Net interest income	67,636	65,747	62,017
Provision for loan and lease losses	20,886	8,769	2,166

Net interest income after provision for loan and lease losses	46,750	56,978	59,851

Noninterest income
Trust fee income	5,536	6,004	5,921
Service charges on deposit accounts	7,036	6,808	6,822
Investment advisory commission and fee income	3,427	2,374	2,680
Insurance commission and fee income	7,081	5,723	5,730
Other service fee income	3,410	3,484	3,662
Bank owned life insurance income	1,321	2,791	1,503
Other-than-temporary impairment on equity securities	(1,708)	(1,251)	—
Other-than-temporary impairment on other long lived assets	(500)	—	—
Net gain on sales of securities	1,150	280	435
Net gain on sales of loans held for sale	2,222	82	64
Net loss on dispositions of fixed assets	(144)	(40)	(112)
Other	1,086	360	563

Total noninterest income	29,917	26,615	27,268

Noninterest expense
Salaries and benefits	37,422	32,413	30,811
Net occupancy	5,274	5,230	4,753
Equipment	3,438	3,247	3,127
Marketing and advertising	1,840	1,499	831
Deposit insurance premiums	3,185	767	178
Other	14,165	14,069	12,511

Total noninterest expense	65,324	57,225	52,211

Income before income taxes	11,343	26,368	34,908
Applicable income taxes	563	5,778	9,351

Net income	$10,780	$20,590	$25,557

Net income per share:
Basic	$0.75	$1.60	$1.98
Diluted	$0.75	$1.60	$1.98
Dividends declared	$0.80	$0.80	$0.80

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
		Other
	Common	Comprehensive		Additional
	Shares	(Loss)	Common	Paid-in	Retained	Treasury
	Outstanding	Income	Stock	Capital	Earnings	Stock	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2007	13,005,329	$(4,463)	$74,370	$22,459	$128,242	$(35,223)	$185,385
Comprehensive Income:
Net Income for 2007					25,557		25,557
Other comprehensive income, net of income tax of $1,451:
Unrealized gain on investment securities available-for-sale		2,073					2,073
Unrecognized pension costs		622					622

Total comprehensive income							28,252

Cash dividends declared ($0.800 per share)					(10,304)		(10,304)
Stock issued under dividend reinvestment and employee stock purchase plans	78,882				29	1,978	2,007
Exercise of stock options	55,446				(459)	1,201	742
Tax benefits on stock based compensation				121			121
Purchases of treasury stock	(328,048)					(7,498)	(7,498)
Restricted stock awards granted	19,000			(390)	1	389	—
Vesting of restricted stock awards				21			21

Balance at December 31, 2007	12,830,609	(1,768)	74,370	22,211	143,066	(39,153)	198,726
Cumulative effect of adoption of a new accounting principle on January 1, 2008					(1,550)		(1,550)
Comprehensive Income:
Net Income for 2008					20,590		20,590
Other comprehensive loss, net of income tax benefit of $3,689:
Unrealized gain on investment securities available-for-sale		382					382
Unrealized loss on swap		(149)					(149)
Unrecognized pension costs		(7,084)					(7,084)

Total comprehensive income							13,739

Cash dividends declared ($0.800 per share)					(10,302)		(10,302)
Stock issued under dividend reinvestment and employee stock purchase plans	85,415			64		1,950	2,014
Exercise of stock options,	87,134			(88)	12	1,904	1,828
Tax benefits on stock based compensation				204			204
Purchases of treasury stock	(69,235)					(1,614)	(1,614)
Restricted stock awards granted	4,591			(94)		94	—
Vesting of restricted stock awards				162			162

Balance at December 31, 2008	12,938,514	(8,619)	74,370	22,459	151,816	(36,819)	203,207
Comprehensive Income:
Net Income for 2009					10,780		10,780
Other comprehensive income, net of income tax of $4,359:
Unrealized gain on investment securities available-for-sale		3,092					3,092
Unrealized gain on swap		1,299					1,299
Unrecognized pension costs		3,704					3,704

Total comprehensive income							18,875

Cash dividends declared ($0.800 per share)					(11,786)		(11,786)
Stock issued under dividend reinvestment and employee stock purchase plans	95,973			27	(344)	2,375	2,058
Issuance of common stock	3,392,500		16,962	38,635			55,597
Exercise of stock options	2,547			(10)	43	60	93
Purchases of treasury stock	(11,642)					(370)	(370)
Restricted stock awards granted	47,191			(1,118)	(2)	1,120	—
Vesting of restricted stock awards				133			133

Balance at December 31, 2009	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$10,780	$20,590	$25,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,886	8,769	2,166
Depreciation of premises and equipment	2,357	2,246	1,987
Other-than-temporary impairment on equity securities	1,708	1,251	—
Other-than-temporary impairment on other long-lived assets	500	—	—
Net gain on sales of investment securities	(1,150)	(280)	(435)
Realized losses on dispositions of fixed assets	144	40	112
Net gain on sales of loans and leases held for investment	—	(116)	(133)
Net gain loss on sale of loans held for sale	(2,222)	(82)	(64)
Originations of loans held for sale	(143,615)	(4,976)	(11,664)
Proceeds from the sale of loans held for sale	144,688	4,514	12,946
Bank owned life insurance income	(1,321)	(2,791)	(1,503)
Net amortization (accretion) on investment securities	97	(339)	(270)
Amortization, fair market value adjustments and capitalization of other intangibles	238	642	760
Premium accretion on deposits and FHLB borrowings	(447)	(453)	(605)
Deferred tax (benefit) expense	(4,480)	(124)	421
Realized loss (gain) on sale of real estate owned	207	(9)	—
Net decrease (increase) in deferred loan and lease fees and amortization of premiums on loans and leases	11	47	(557)
(Increase) decrease in interest receivable and other assets	(11,218)	(3,352)	5,802
Increase (decrease) in accrued expenses and other liabilities	2,893	(3,389)	(1,727)

Net cash provided by operating activities	20,056	22,188	32,793

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(157)	(9,720)	(198)
Net capital expenditures	(3,289)	(6,752)	(8,198)
Proceeds from maturities of securities held-to-maturity	336	44,971	758
Proceeds from maturities of securities available-for-sale	58,424	167,768	67,345
Proceeds from calls of securities held-to-maturity	930	28,800	—
Proceeds from sales and calls of securities available-for-sale	198,835	152,186	43,316
Purchases of investment securities held-to-maturity	—	(73,275)	—
Purchases of investment securities available-for-sale	(242,202)	(337,295)	(148,175)
Purchases of lease financings	(4,178)	(49,671)	(34,711)
Net decrease (increase) loans and leases	15,584	(56,524)	27,187
Proceeds from sales of loans and leases	—	2,679	4,059
(Increase) decrease in interest-earning deposits	(42,796)	(4,764)	80
Net decrease in federal funds sold	—	11,748	11,069
Purchases of bank owned life insurance	—	—	(8,500)
Proceeds from bank owned life insurance	—	3,984	—

Net cash used in investing activities	(18,513)	(125,865)	(45,968)

Cash flows from financing activities:
Net increase (decrease) in deposits	36,929	(5,269)	44,211
Net (decrease) increase in short-term borrowings	(97,162)	75,954	(23,385)
Issuance of long-term debt	—	30,000	10,000
Repayment of long-term debt	—	—	(1,000)
Repayment of subordinated debt	(1,875)	(1,500)	(1,500)
Issuance of common stock	55,597	—	—
Purchases of treasury stock	(370)	(1,614)	(7,498)
Stock issued under dividend reinvestment and employee stock purchase plans	2,058	2,014	2,007
Proceeds from exercise of stock options, including tax benefits	93	2,032	863
Cash dividends paid	(11,078)	(10,275)	(10,344)

Net cash (used in) provided by financing activities	(15,808)	91,342	13,354

Net (decrease) increase in cash and due from banks	(14,265)	(12,335)	179
Cash and due from banks at beginning of year	34,800	47,135	46,956

Cash and due from banks at end of year	$20,535	$34,800	$47,135

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$30,440	$44,593	$54,249
Income taxes, net of refunds received	5,080	8,180	8,845
Assets acquired through acquisition	—	159	—
Goodwill and other intangibles due to acquisitions	157	9,561	198

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

Organization

Univest Corporation of Pennsylvania (the “Corporation”) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the “Bank”), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance Company, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-two banking offices and provides banking and trust services to the residents and employees of twelve retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall. Banking services are also available on-line at the Corporation’s websites at www.univest.net and www.univestdirect.com.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Realty Corporation, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, the allowance for loan losses, impairment of goodwill and other intangible assets, deferred tax assets and liabilities, stock-based compensation expense, and mortgage servicing rights.

Subsequent Events

The Corporation has evaluated subsequent events for recognition and/or disclosure through March 5, 2010, the date these consolidated financial statements were issued.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Interest-earning Deposits with Other Banks

Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities as of December, 31, 2009 or 2008. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the effective yield method for mortgage-backed securities and the constant yield method for all other securities.

Management evaluates debt securities, which comprise of U.S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation has not recognized any other-than-temporary impairment charges on debt securities during 2007 through 2009.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that certain equity securities will not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

Loans and Leases

Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial, consumer, and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon failure to comply with contractual terms.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

When a loan or lease, including an impaired loan or lease, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Business Combinations and Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to fifteen years. The Corporation completes annual impairment tests for goodwill and other intangible assets. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. Core deposit intangibles are being amortized over their average estimated useful lives of eight years. The covenants not to compete are being amortized over their three- to five-year contractual lives.

Mortgage servicing rights (MSRs) are recognized as separate assets when mortgage loans are sold and the rights are retained. Capitalized MSRs are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The Corporation estimates the fair value of MSRs using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSRs are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.

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

On January 1, 2008, the Corporation recognized a cumulative-effect adjustment to retained earnings totaling $1.6 million related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of new authoritative accounting guidance. The new accounting guidance requires the Corporation to recognize a liability for the future death benefit for agreements that provide an employee with a death benefit in a postretirement/termination period.

Other Real Estate Owned

Other real estate owned represents properties acquired through customers’ loan defaults and is included in accrued interest and other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair value of the property, less estimated costs to sell. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gain or loss upon the sale of real estate owned is recorded in other noninterest income. Expenses incurred in connection with holding such assets are recorded in other noninterest expense.

Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses a third party’s pricing models that incorporate assumptions about market conditions and risks that are current as of the reporting date.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

value of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within gains on sales of mortgage loans on the consolidated statements of operations.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values

Federal Home Loan Bank stock, Federal Reserve Bank stock and certain other investments without readily determinable fair values are classified as other assets on the consolidated balance sheets. These investments are carried at cost and evaluated for impairment periodically or if events or circumstances indicate that there may be impairment.

Low Income Housing Investments

Low income housing (LIH) investments are amortized under the effective interest method over the life of the Federal income tax credits generated as of such investments, generally ten years. As of December 31, 2009 and 2008, the Corporation’s LIH investments, included in other assets on the consolidated balance sheets, totaled $1 thousand and $54 thousand, respectively. The net income tax benefit associated with these investments was $76 thousand for each year of 2009, 2008 and 2007, respectively. None of the Corporation’s LIH investments met consolidation criteria as of December 31, 2009 or 2008.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes. Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are “more likely than not.” If management determines that the Corporation is not, more likely than not, to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in non-interest expense in the year they are assessed and paid and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes.

Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. On June 24, 2009, the Compensation Committee of the Board of Directors of the Corporation resolved that effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, would be frozen and the current plan would be amended and converted to a cash balance plan under which employees would continue to

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

receive future benefits in accordance with the provisions of the cash balance plan. Additionally, participation in the plan was frozen to new entrants effective December 7, 2009. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation also recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

Stock Based Compensation

The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan (the “Reinvestment Plan”) allows for the issuance of 1,968,750 shares of common stock. During 2009 and 2008, 75,936 and 69,235 shares, respectively, were issued under the Reinvestment Plan, with 1,039,534 shares available for future purchase as of December 31, 2009.

The 1996 Employee Stock Purchase Plan (the “Purchase Plan”) allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Compensation expense is recognized if the discount is greater than 5% of the fair value. During 2009 and 2008, 14,412 and 11,494 shares, respectively, were issued under the Purchase Plan, with 843,803 shares available for future purchase as of December 31, 2009.

Marketing and Advertising Costs

The Corporation’s accounting policy is to expense marketing and advertising costs in the period in which they are incurred.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Statement of Cash Flows

The Corporation has defined those items included in the caption “Cash and due from banks” as cash and cash equivalents.

Trust Assets

Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Corporation.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if option common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The effects of options to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

Variable Interest Entities

Variable interest entities (VIE’s) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIE’s losses, if they occur, and/or receive a majority of the VIE’s residual returns, if they occur.

The accounting standards related to Subsidiary Trusts, as interpreted by the SEC, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts remain in long-term debt.

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this update is not expected to materially impact the Corporation’s fair value measurement disclosures.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

In September 2009, the FASB issued an Accounting Standard Codification Update for fair value measurements and disclosures related to investments in certain entities that calculate net asset value per share or its equivalent. The update permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of this update as of the reporting entity’s measurement date. The update also requires disclosures by major category of investment about the attributes of investments within the scope of the update. The update is effective for interim and annual periods ending after December 15, 2009. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements as of December 31, 2009.

In June 2009, the FASB issued the Accounting Standards Codification (the ASC or the Codification) establishing the Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, all existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification was effective for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Corporation’s financial statements as of December 31, 2009, although references to specific authoritative literature in financial statements were eliminated and discussions of accounting concepts were enhanced.

In June 2009, the FASB issued standards for accounting for transfers of financial assets and amendments to guidance relating to consolidation of variable interest entities. The standards change off-balance-sheet accounting of financial instruments including the way entities account for securitizations and special-purpose entities. The standards relating to accounting for transfers of financial assets require more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. They eliminate the concept of a “qualifying special purpose entity,” change the requirement for derecognizing financial assets, and require sellers of the assets to make additional disclosures about them. The guidance relating to consolidation of variable interest entities alters how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of any entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The standards are effective at the start of the first fiscal year beginning after November 15, 2009 and are not anticipated to have a material impact on the Corporation’s financial statements.

In May 2009, the FASB issued general standards of accounting and disclosure for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before the release of financial statements. The subsequent events standards were effective for reporting periods ending after June 15, 2009. The application of these standards did not have a material impact on the Corporation’s consolidated financial statements as of December 31, 2009.

In April 2009, the FASB issued standards for recognition and presentation of other-than-temporary impairments. The standards (i) change existing guidance for determining whether an impairment is other- than-temporary for debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009. The application of the provisions of these standards did not have a material impact on the Corporation’s consolidated financial statements as of December 31, 2009.

In April 2009, the FASB issued standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The standards were effective prospectively for interim periods and annual years ending after June 15, 2009. The application of the provisions of these standards did not have a material impact on the Corporation’s consolidated financial statements as of December 31, 2009.

In April 2009, the FASB issued standards for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The standards provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination. The standards were effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the provisions of these standards did not have a material impact on the Corporation’s consolidated financial statements as of December 31, 2009.

In December 2008, the FASB issued standards to require disclosure of additional information concerning assets held in a defined benefit pension or other postretirement benefit plan. Under these standards, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The additional disclosure requirements are effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, comparative information is not required for earlier periods presented. The additional required disclosures under these standards are included in Note 10, “Retirement Plan and Supplemental Retirement Plans.”

Note 2.	Restrictions on Cash and Due from Bank Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2009 and 2008 was $4.4 million and $6.0 million, respectively, and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $26.5 million and $6.1 million for the years ended December 31, 2009 and 2008, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Investment Securities

The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2009 and 2008, by maturity within each type:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-Maturity Securities
Residential mortgage-backed securities:
Within 1 year	$—	$—	$—	$—	$5	$—	$—	$5
After 1 year to 5 years	87	5	—	92	222	8	—	230
After 5 years to 10 years	—	—	—	—	199	10	—	209
Over 10 years	—	—	—	—	927	46	—	973

	87	5	—	92	1,353	64	—	1,417

Other securities:
After 1 year to 5 years	16	—	—	16	15	—	—	15

	16	—	—	16	15	—	—	15

Total	$103	$5	$—	$108	$1,368	$64	$—	$1,432

Securities Available-for-Sale
U.S. Treasury:
Within 1 year	$—	$—	$—	—	$5,871	$—	$(9)	$5,862

	—	—	—	—	5,871	—	(9)	5,862

U.S. government corporations and agencies:
Within 1 year	$7,000	$—	$—	$7,000	$—	$—	$—	$—
After 1 year to 5 years	112,937	293	(238)	112,992	97,994	884	(34)	98,844

	119,937	293	(238)	119,992	97,994	884	(34)	98,844

State and political subdivisions:
After 1 year to 5 years	8,287	262	(2)	8,547	3,048	109	(5)	3,152
After 5 years to 10 years	28,894	636	(23)	29,507	28,176	939	(37)	29,078
Over 10 years	68,560	1,200	(248)	69,512	68,572	478	(930)	68,120

	105,741	2,098	(273)	107,566	99,796	1,526	(972)	100,350

Residential mortgage-backed securities:
Within 1 year	1,461	18	—	1,479	175	1	—	176
After 1 year to 5 years	6	—	—	6	2,910	3	(4)	2,909
After 5 years to 10 years	15,865	452	—	16,317	3,760	130	—	3,890
Over 10 years	80,464	3,852	(829)	83,487	119,907	3,091	(65)	122,933

	97,796	4,322	(829)	101,289	126,752	3,225	(69)	129,908

Commercial mortgage obligations:
After 5 years to 10 years	8,644	327	—	8,971	4,763	13	(55)	4,721
Over 10 years	68,440	2,043	—	70,483	75,957	1,421	(1,894)	75,484

	77,084	2,370	—	79,454	80,720	1,434	(1,949)	80,205

Asset backed securities:
After 1 year to 5 years	564	9	—	573	1,231	—	(20)	1,211

	564	9	—	573	1,231	—	(20)	1,211

Other securities:
Within 1 year	5,968	48	—	6,016	4,583	—	—	4,583
After 1 year to 5 years	2,996	132	—	3,128	6,992	165	(130)	7,027

	8,964	180	—	9,144	11,575	165	(130)	11,610

Equity securities:
No stated maturity	1,589	363	(28)	1,924	3,447	53	(592)	2,908

	1,589	363	(28)	1,924	3,447	53	(592)	2,908

Total	$411,675	$9,635	$(1,368)	$419,942	$427,386	$7,287	$(3,775)	$430,898

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Securities with a fair value of $300.7 million and $311.7 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

During the year ended December 31, 2009, available-for-sale securities with a fair value at the date of sale of $50.8 million were sold; $58.9 million were sold in 2008; and $6.1 million were sold in 2007. Gross realized gains on such sales totaled $1.2 million during 2009, $282 thousand during 2008 and $435 thousand in 2007. Gross realized losses on sales totaled $28 thousand in 2009, $2 thousand in 2008 and there were no losses on realized sales in 2007. Tax expense related to net realized gains from the sales of investment securities for the years ended December 31, 2009, 2008 and 2007 were $403 thousand, $99 thousand and $152 thousand, respectively. Accumulated other comprehensive income related to securities of $5.4 million and $2.3 million, net of taxes, has been included in shareholders’ equity at December 31, 2009 and 2008, respectively. Unrealized losses in investment securities at December 31, 2009 and 2008 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges of $1.7 million and $1.3 million, respectively, to noninterest income on its equity portfolio during the years ended December 31, 2009 and 2008. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009 and 2008, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2009 and 2008:

	At December 31, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government corporations and agencies	$47,057	$(238)	$—	$—	$47,057	$(238)
State and political subdivisions	16,378	(248)	1,141	(25)	17,519	(273)
Residential mortgage-backed securities	—	—	5,323	(829)	5,323	(829)
Commercial mortgage obligations	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Equity securities	128	(15)	95	(13)	223	(28)

Total	$63,563	$(501)	$6,559	$(867)	$70,122	$(1,368)

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2008
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$5,862	$(9)	$—	$—	$5,862	$(9)
U.S. government corporations and agencies	5,007	(34)	—	—	5,007	(34)
State and political subdivisions	32,985	(704)	6,897	(268)	39,882	(972)
Residential mortgage-backed securities	12,718	(69)	—	—	12,718	(69)
Commercial mortgage obligations	4,449	(9)	8,909	(1,940)	13,358	(1,949)
Asset-backed securities	1,211	(20)	—	—	1,211	(20)
Other securities	2,863	(130)	—	—	2,863	(130)
Equity securities	1,062	(270)	1,137	(322)	2,199	(592)

Total	$66,157	$(1,245)	$16,943	$(2,530)	$83,100	$(3,775)

Note 4.	Loans and Leases

The following is a summary of the major loan and lease categories:

	At December 31,
	2009	2008

Commercial, financial and agricultural	$447,495	$424,649
Real estate-commercial	487,688	399,003
Real estate-construction	91,891	153,506
Real estate-residential	266,622	316,039
Loans to individuals	46,761	54,212
Lease financings	95,678	110,095

Total gross loans and leases	1,436,135	1,457,504
Less: Unearned income	(10,155)	(7,612)

Total loans and leases, net of unearned income	$1,425,980	$1,449,892

Net unamortized deferred loan and lease origination fees, which are recorded within each loan category, for the years ended December 31, 2009 and 2008, were $1.1 million and $936 thousand, respectively. Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet. For the years ended December 31, 2009 and 2008, overdrafts were $495 thousand and $283 thousand, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the Year 2015. At December 31, 2009, the schedule of minimum lease payments is as follows:

2009	$38,937
2010	29,809
2011	16,611
2012	7,816
2013	2,455
Thereafter	50

Total future minimum lease payments receivable	95,678
Less: Unearned income	(10,155)

Total lease financing receivables, net of unearned income	$85,523

Note 5.	Reserve for Loan and Lease Losses

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Balance at beginning of year	$13,118	$13,086	$13,283
Provision for loan and lease losses	20,886	8,769	2,166
Recoveries	1,242	568	657
Loans and leases charged off	(10,448)	(9,305)	(3,020)

Balance at end of year	$24,798	$13,118	$13,086

Information with respect to loans and leases that are impaired is as follows:

	December 31,
	2009		2008
	Loan	Specific	Loan	Specific
	Balance	Reserve	Balance	Reserve

Average recorded investment in impaired loans and leases	$16,570		$7,135

Recorded investment in impaired loans and leases at year-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$9,549	$1,424	$166	$36
Recorded investment in impaired loans and leases at year-end requiring no specific reserve for loan and lease losses	27,560	—	5,243	—

Recorded investment in impaired loans and leases at year-end	$37,109		$5,409

Recorded investment in nonaccrual and restructured loans and leases	$37,109		$5,409

Loans and leases greater than 90 days past due and still accruing interest were $726 thousand and $1.1 million at December 31, 2009 and 2008, respectively. Any income accrued on one-to-four family

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $29 thousand and $8 thousand at December 31, 2009 and 2008, respectively. Other real estate owned was $3.4 million and $346 thousand at December 31, 2009 and 2008, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for off-balance sheet credits was $145 thousand and $150 thousand at December 31, 2009 and 2008, respectively.

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	December 31,
	2009	2008	2007

Nonaccrual and restructured loans and leases	$37,109	$5,409	$6,878
Interest income that would have been recognized under original terms	969	685	747

Interest income of $79 thousand and $11 thousand was recognized on these loans and leases at December 31, 2009 and 2008, respectively. No interest income was recognized on these loans and leases for the year ended December 31, 2007.

Note 6.	Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
	2009	2008

Land and land improvements	$8,270	$8,025
Premises and improvements	34,493	32,567
Furniture and equipment	17,307	18,039

Total cost	60,070	58,631
Less: accumulated depreciation	(25,869)	(26,029)

Net book value	$34,201	$32,602

Note 7.	Intangible Assets

The Corporation has completed an annual impairment test for the intangible asset category. There were no impairments in 2009 and 2008 and $14 thousand was recognized in other noninterest expense on customer related intangibles in 2007. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was: $1.5 million for the year ended December 31, 2009; $642 thousand for the year ended December 31, 2008; and $742 thousand for the year ended December 31, 2007. The Corporation also has goodwill with a net carrying amount of $50.4 million, which is deemed to be an indefinite intangible asset and is not amortized. On December 29, 2008, the Corporation completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing comprehensive employee benefits packages to businesses both large and small. The Corporation recorded $2.8 million in goodwill and $740 thousand in customer related intangibles as a result of the Liberty Benefits, Inc. acquisition. On December 31, 2008,

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

the Corporation completed the acquisition of the Trollinger Consulting Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc., a full-service insurance agency, located in West Chester, Pa. In connection with this acquisition, $3.1 million was recorded to goodwill, $1.5 million was recorded to a customer-related intangible and $100 thousand was recorded for a covenant not to compete. The Corporation recorded additional goodwill of $157 thousand in 2009 related to its 2008 acquisition of Trollinger Consulting Group. The Corporation recorded additional goodwill of $151 thousand in 2008 related to its 2005 acquisition of Donald K. Martin & Company.

Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2009 and 2008 were as follows:

Balance as of December 31, 2007	$44,438
Additions:
Donald K. Martin & Company	151
Liberty Benefits, Inc.	2,720
Trollinger Consulting Group	2,927

Balance as of December 31, 2008	$50,236
Additions:
Trollinger Consulting Group	157

Balance as of December 31, 2009	$50,393

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	Carrying	and Fair Value	Carrying	Carrying	and Fair Value	Carrying
	Amount	Adjustments	Amount	Amount	Adjustments	Amount

Amortized intangible assets:
Covenants not to compete	$320	$288	$32	$320	$268	$52
Branch acquisitions	2,951	2,951	—	2,951	2,951	—
Core deposit intangibles	2,201	1,786	415	2,201	1,539	662
Customer related intangibles	5,302	1,609	3,693	5,302	619	4,683
Mortgage servicing rights, net	2,818	1,381	1,437	1,538	1,120	418

Total amortized intangible assets	$13,592	$8,015	$5,577	$12,312	$6,497	$5,815

The estimated aggregate amortization expense includes covenants not to compete, core deposit intangibles and customer related intangibles for each of the five succeeding fiscal years was as follows:

Year	Amount

2010	$864
2011	740
2012	618
2013	498
2014	380

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

Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended
	December 31,
	2009	2008	2007

Beginning balance	$418	$512	$540
Servicing rights capitalized	1,280	51	31
Amortization of servicing rights	(178)	(27)	(44)
Changes in valuation	(83)	(118)	(15)

Ending balance	$1,437	$418	$512

Mortgage loans serviced for others	$174,066	$55,138	$57,774

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
	2009	2008	2007

Beginning balance.	$(167)	$(49)	$(33)
Additions	(83)	(118)	(16)
Reductions	—	—	—
Direct write-downs	—	—	—

Ending balance	$(250)	$(167)	$(49)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years was as follows:

Year	Amount

2010	$104
2011	93
2012	71
2013	55
2014	42
Thereafter	128

The balance of mortgage servicing rights, net of fair value adjustments and accumulated amortization, or fair value, included in other intangibles at December 31, 2009 was $1.4 million and at December 31, 2008 was $418 thousand. The aggregate fair value of these rights was $1.4 million and $418 thousand at December 31, 2009 and 2008, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 4.4% to 6.3% for 2009. Amortization of mortgage servicing rights of approximately $178 thousand was recorded during 2009, $27 thousand during 2008, and $44 thousand during 2007. The cumulative unfavorable fair value adjustments were $250 thousand, $167 thousand and $49 thousand at December 31, 2009, 2008 and 2007, respectively.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Accrued Interest and Other Assets

The following table provides the details of accrued interest and other assets:

	At December 31,
	2009	2008

Other real estate owned	$3,428	$346
Accrued interest receivable	7,613	8,319
Accrued income and other receivables	2,772	2,707
Fair market value of derivative instruments	3,124	34
Prepaid FDIC insurance assessments	8,427	—
Other prepaid expenses	9,145	8,417
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	11,910	10,761
Net deferred tax assets	9,947	9,834
Other	627	657

Total accrued interest and other assets	$56,993	$41,075

On September 28, 2009, the FDIC Board proposed an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund which was finalized in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009 of which $8.4 million will remain in a prepaid asset account. The prepaid amount of $8.4 million has a zero percent risk-weighting for risk-based capital ratio calculations. The prepaid amount will be expensed over the 2010 though 2012 period as the actual FDIC assessment are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.

At December 31, 2009 and 2008, the Bank held $3.3 million and $1.7 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.4 million as of December 31, 2009 and 2008. On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of December 31, 2009, the FHLB stock is recorded at cost.

At December 31, 2009, the Corporation held certain equity investments for which it is restricted from trading and had been carried at cost. During 2009, the Corporation recorded an other-than-temporary impairment on these long-lived assets of $500 thousand. The Corporation determined that it was probable that these long-lived assets would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying company.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2009	2008	2007

Current:
Federal	$5,057	$5,727	$8,688
State	(14)	175	242
Deferred:
Federal	(4,543)	(124)	421
State	63	—	—

	$563	$5,778	$9,351

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
	2009	2008	2007

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(25.0)	(9.9)	(7.3)
Increase in value of bank owned life insurance assets	(4.1)	(3.7)	(1.5)
Other, including state income taxes, valuation allowance and rate differential	(0.9)	0.5	0.6

	5.0%	21.9%	26.8%

During the year ended December 31, 2008, the Corporation recorded tax benefits resulting from the exercise of employee stock options and restricted stock of $210 thousand to additional paid-in capital. There were no tax benefits recorded during the year ended December 31, 2009.

As of December 31, 2009 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of December 31, 2009, the Corporation’s 2006 and 2007 federal tax returns were examined with some minor adjustments, and tax years 2006 through 2008 remain subject to federal examination as well as examination by state taxing jurisdictions.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. There were no deferred state taxes recorded in 2008 other than those on state net operating loss carryforwards. The Corporation had state net operating loss carryforwards of $13.0 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2009 and 2008 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Additionally, deferred tax assets of $7 thousand and $6 thousand were reversed during the years ended December 31, 2009 and 2008, respectively, as a result of unrecognizable restricted stock and non-qualified stock option expense.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2009	2008

Deferred tax assets:
Loan and lease loss	$8,756	$4,591
Deferred compensation	2,426	2,041
Postretirement benefits	578	459
Actuarial adjustments on postretirement benefits*	3,794	5,789
Vacation accrual	366	376
Depreciation	—	12
State net operating losses	846	837
Other-than-temporary impairment on equity securities	1,315	438
Other	822	374

Gross deferred tax assets	18,903	14,917
Valuation allowance	(1,405)	(837)

Total deferred tax assets	17,498	14,080

Deferred tax liabilities:
Market discount	691	263
Retirement plans	1,117	1,696
Depreciation	273	—
Deferred fees and expense	175	63
Prepaid expenses	371	340
Intangible assets	564	334
Net unrealized holding gains on securities available for sale and swaps*	3,512	1,148
Other	848	402

Total deferred tax liabilities	7,551	4,246

Net deferred tax assets	$9,947	$9,834

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).

Note 10.	Retirement Plan and Supplemental Retirement Plans

Substantially all employees are covered by a noncontributory retirement plan. The plan provides benefits based on a formula of each participant’s final average pay. On June 24, 2009, the Compensation Committee of the Board of Directors of the Corporation resolved that effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, would be frozen and the current plan would be amended and converted to a cash balance plan under which employees would continue to receive future benefits in accordance with the provisions of the cash balance plan. Additionally,

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

participation in the plan was frozen to new entrants effective December 7, 2009. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.

The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2009, 2008 and 2007 was $536 thousand, $493 thousand and $507 thousand, respectively.

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other
			Postretirement
	Retirement Plans		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$36,405	$30,425	$1,486	$1,319
Service cost	1,407	1,209	68	47
Interest cost	1,964	1,868	91	75
Plan amendment	(2,726)	—	—	—
Actuarial (gain) loss	(76)	4,906	72	134
Benefits paid	(1,989)	(2,003)	(81)	(89)

Benefit obligation at end of year	$34,985	$36,405	$1,636	$1,486

Change in plan assets:
Fair value of plan assets at beginning of year	$19,422	$23,452	$—	$—
Actual return on plan assets	3,543	(4,342)	—	—
Benefits paid	(1,989)	(2,003)	(81)	(89)
Employer contribution and non-qualified benefit payments	630	2,315	81	89

Fair value of plan assets at end of year	21,606	19,422	—	—

Funded status	(13,379)	(16,983)	(1,636)	(1,486)
Unrecognized net actuarial loss	13,128	16,123	333	285
Unrecognized prior service (costs) benefits	(2,531)	243	(88)	(109)

Net amount recognized	$(2,782)	$(617)	$(1,391)	$(1,310)

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
	2009	2008

Projected benefit obligation	$28,896	$30,886
Accumulated benefit obligation	26,615	26,615
Fair value of plan assets	21,606	19,422

The retirement benefit cost includes the following components:

				Other
				Postretirement
	Retirement Plans			Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$1,407	$1,209	$1,290	$68	$47	$61
Interest cost	1,964	1,868	1,763	91	75	76
Expected return on plan assets	(1,545)	(1,872)	(1,798)	—	—	—
Amortization of net loss	899	358	366	25	3	6
Amortization (accretion) of prior service cost	47	46	(43)	(20)	(20)	(20)

Net periodic benefit cost	$2,772	$1,609	$1,578	$164	$105	$123

		Other
	Retirement	Postretirement
Expected amortization expense for 2010:	Plans	Benefits

Amortization (accretion) of net loss (gain)	$(676)	$(39)
Amortization (accretion) of prior service cost	167	20

During 2010, the Corporation expects to contribute approximately $471 thousand to the Retirement Plans and approximately $202 thousand to Other Postretirement Benefits.

The following benefit payments, which reflect an expected future service, as appropriate, are expected to be paid:

		Other
	Retirement	Postretirement
For the fiscal year ending:	Plans	Benefits

2010	$2,165	$97
2011	2,310	105
2012	2,487	112
2013	2,648	123
2014	2,703	126
Years 2015-2019	13,092	710

Weighted-average assumptions used to determine benefit obligations at December 31, 2009 and 2008 were as follows:

		Other
	Retirement	Postretirement
	Plans	Benefits

Expected amortization expense for 2010	$(47)	$20

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

			Other Postretirement
	Retirement Plans		Benefits
	2009	2008	2009	2008

Assumed discount rate for obligation	5.9%	5.9%	6.0%	5.9%
Assumed salary increase rate	3.0%	5.1%	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2009 and 2008 were as follows:

			Other
			Postretirement
	Retirement Plans		Benefits
	2009	2008	2009	2008

Assumed discount rate for obligation	5.9%	6.2%	5.9%	6.5%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	5.1	5.1	—	—

The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2009	2008	2007

Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2011	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	60	(5)

The Corporation’s pension plan asset allocation at December 31, 2009 and 2008, by asset category was as follows:

	Percentage of Plan
	Assets at December 31,
Asset Category:	2009	2008

Equity securities	50%	44%
Debt securities	44	49
Other	6	7

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50%-equity-to-50%-fixed-income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The major categories of assets in the Corporation’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 18, “Fair Value Disclosures.”

	Fair Value
	Measurements at December 31,
	2009	2008

Level 1:
Common stocks	$8,666	$6,913
Mutual funds	2,968	2,408
Short-term investments	1,324	1,379
Level 2:
U.S. government obligations	2,156	3,018
Corporate bonds	4,219	3,800
Level 3:
Certificates of deposit	2,273	1,904

Total fair value of plan assets	$21,606	$19,422

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2009.

		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	(Losses) or	Gains or	(Sales or	December 31,
	2008	Gains	(Losses)	Paydowns)	2009

Certificates of deposit	$1,904	$—	$—	$369	$2,273

Total Level 3 assets	$1,904	$—	$—	$369	$2,273

Note 11.	Long-Term Incentive Plan

The Corporation has a shareholder-approved 2003 Long-Term Incentive Plan under which the Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 967,639 common shares available for future grants at December 31, 2009 under the plan. At December 31, 2009 there were 405,532 options to purchase common stock and 56,024 unvested restricted stock awards outstanding under the plan.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the status of options granted under the 2003 Long-term Incentive Plan during 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Remaining	Value at
	Under	Price per	Contractual	December 31,
	Option	Share	Life (Years)	2009

Outstanding at December 31, 2008	391,115	$23.51
Granted	25,500	22.38
Expired	(5,450)	25.92
Forfeited	(1,500)	22.90
Exercised	(4,133)	26.88

Outstanding at December 31, 2009	405,532	23.37	6.9	$—

Exercisable at December 31, 2009	208,204	25.38	5.6	—

The total intrinsic values of options exercised during 2009, 2008 and 2007 were $25 thousand, $1.1 million and $606 thousand, respectively. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price and or related taxes in cash. However, it will result in the executives acquiring fewer shares than the number of options exercised. During 2009, optionees exchanged 1,586 shares, net shares acquired amounted to 2,547 common shares.

The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee turnover. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The Corporation uses a straight-line accrual method to recognize stock-based compensation expense over the time-period it expects the options to vest.

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. The following aggregated assumptions were made for options granted during fiscal years 2009 and 2007; there were no options granted in 2008:

	For the Years Ended
	December 31,
	2009	2008	2007

Expected option life in years	7.8	—	7.1
Risk free interest rate	2.34%	—	3.70%
Expected dividend yield	3.60%	—	3.79%
Expected volatility	45.95%	—	25.76%
Fair value of options	$7.67	—	$4.25

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of nonvested restricted stock awards as of December 31, 2009 including changes during the year:

		Weighted
	Nonvested	Average
	Share	Grant Date
	Awards	Fair Value

Nonvested share awards at December 31, 2008	14,918	$22.61
Granted	47,191	23.08
Vested	(6,085)	21.85
Forfeited	—	—

Nonvested share awards at December 31, 2009	56,024	23.09

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the restricted stock awards granted during 2009, 2008 and 2007 was $23.08, $26.00 and $21.12 per share, respectively. The total intrinsic value of restricted stock awards that vested during 2009, 2008 and 2007 was $112 thousand, $229 thousand and $21 thousand, respectively. As of December 31, 2009 and 2008, there was $1.3 million and $337 thousand, respectively, in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.3 years and 2.7 years, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Corporation recognized stock-based compensation expense of $376 thousand, $449 thousand and $420 thousand, respectively, on stock options; $445 thousand, $184 thousand and $22 thousand during 2009, 2008 and 2007, respectively, on restricted stock awards; and $32 thousand, $28 thousand and $26 thousand during 2009, 2008 and 2007, respectively, on the Employee Stock Purchase Plan. During the years ended December 31, 2009, 2008 and 2007, the Corporation recognized a tax benefit on nonqualified stock option expense and restricted stock awards of $171 thousand, $125 thousand and $47 thousand, respectively.

During the years ended December 31, 2008 and 2007, the Corporation accelerated the vesting of 5,000, and 5,150 options, respectively as permitted under the plan upon retirement. The accelerated options became exercisable upon the date of retirement and are exercisable up to a two-year period post-retirement; however incentive stock options become nonqualified after 90-days post-retirement. As a result of these modifications, additional compensation expense of $38 thousand and $33 thousand was recognized for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Corporation accelerated the vesting of 2,500 restricted stock awards as permitted under the plan upon retirement. As a result of this modification, additional compensation expense of $53 thousand was recognized in 2008. There were no modifications or accelerations to options or restricted stock awards during 2009.

During the years ended December 31, 2009, 2008 and 2007, cash proceeds from the exercise of stock options were $93 thousand, $1.8 million and $742 thousand, respectively; the tax benefit recognized and recorded to additional paid in capital was $0, $210 thousand and $121 thousand, respectively.

The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $128.7 million at December 31, 2009 and $141.1 million at December 31, 2008, with interest expense of $4.4 million for 2009 and $4.8 million for 2008.

At December 31, 2009, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

Due in 2010	$102,601
Due in 2011	9,283
Due in 2012	6,532
Due in 2013	871
Due in 2014	4,012
Thereafter	5,431

Total	$128,730

Note 13.	Borrowings

At December 31, 2009 and 2008 long-term borrowings consisted of the following:

	Balance		Interest Rate
	2009	2008	2009	2008	Maturity

Federal Home Loan Bank Advances*	$5,000	$92,000	3.75%	4.31%	January 2013
Subordinated Term Loan Note	1,625	2,250	1.64%	3.31%	April 2013
Subordinated Term Loan Note	3,250	4,500	1.64%	3.31%	May 2013
Trust Preferred Securities	20,619	20,619	3.33%	7.87%	October 2033

	$30,494	$119,369

*	Federal Home Loan Bank (FHLB) Advances are calculated at a weighted average rate and do not include the fair value adjustment of $190 thousand and $637 thousand at December 31, 2009 and 2008, respectively, recorded on debt assumed through the 2003 acquisitions. There were $87.0 million of FHLB Advances reclassed during 2009 to short-term borrowing as the maturities become less than one year

The contractual maturities of long-term borrowings as of December 31, 2009 are as follows:

Due in 2010	$1,125
Due in 2011	1,500
Due in 2012	1,500
Due in 2013	5,750
Due in 2014	—
Thereafter	20,619

$30,494

Advances from the FHLB are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. As a result of the acquisitions of First County Bank and Suburban Community Bank, $18.0 million in FHLB advances were assumed. The net carrying value of the fair value

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

adjustment of the assumed advances was $190 thousand at December 31, 2009. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $374.1 million. At December 31, 2009, the Bank’s outstanding short-term and long-term borrowings under the FHLB credit facilities totaled $92.0 million. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock. Included in the $92.0 million of outstanding FHLB borrowings are $32.0 million of convertible advances whereby the FHLB has the option at a pre-determined time to convert the fixed interest rate to an adjustable rate tied to three-month U.S. London Interbank Borrowing Rate (“LIBOR”). The Bank has the option to prepay these advances without penalty if the rate on these borrowings is converted and on each quarterly reset date thereafter. Management does not believe that conversion is likely unless short-term interest rates increase several hundred basis points.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converted to a floating rate in second quarter 2008 based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in second quarter 2013. At December 31, 2009 and 2008, the outstanding balance of these notes was $4.9 million and $6.8 million, respectively.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The deconsolidation of Univest Capital Trust I increased the carrying amount of the Trust Preferred Securities by $619 thousand. The 30-year term securities were issued on a variable rate based upon the published LIBOR rate plus 3.05% per annum. The initial interest rate of the securities was 4.19% and is callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2009, the $20.6 million in Trust Preferred Securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million and $77.0 million at December 31, 2009 and 2008, respectively. Outstanding borrowings under these lines totaled $54.0 million at December 31, 2008; there was no outstanding balance at December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2009 and 2008, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

	2009	2008	2007

Balance at December 31	$95,624	$81,230	$94,276
Weighted average interest rate at year end	0.50%	0.49%	1.80%
Maximum amount outstanding at any month’s end	$133,140	$92,962	$94,276
Average amount outstanding during the year	$91,390	$84,254	$86,641
Weighted average interest rate during the year	0.60%	1.12%	2.30%

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

For the Years Ended December 31,	2009	2008	2007

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$10,780	$20,590	$25,557

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	14,347	12,873	12,885
Effect of dilutive securities:
Employee stock options	—	22	26

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	14,347	12,895	12,911

Basic earnings per share	$0.75	$1.60	$1.98

Diluted earnings per share	$0.75	$1.60	$1.98

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2009, 2008 and 2007, there were 406,615, 88,267 and 232,204 anti-dilutive options at an average price of $23.45, $28.26, and $25.96, per share, respectively.

Note 15.	Comprehensive Income and Accumulated Other Comprehensive Loss

The following shows the components of comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007

Net Income	$10,780	$20,590	$25,557
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	2,730	(249)	2,356
Less: reclassification adjustment for net gains on sales realized in net income	748	182	283
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(1,110)	(813)	—

Total net unrealized gains on available-for-sale investment securities	3,092	382	2,073
Net change in fair value of derivative used for cash flow hedges	1,299	(149)	—
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	1,314	(7,336)	534
Less: amortization of net loss included in net periodic pension costs	(601)	(235)	(242)
Prior service costs (benefits) rising during the period	1,771	34	(195)
Less: (amortization) accretion of prior service cost included in net periodic pension costs	(18)	17	(41)

Total defined benefit pension plans	3,704	(7,084)	622

Total comprehensive income, net of tax	$18,875	$13,739	$28,252

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following shows the components of accumulated other comprehensive loss, net of income taxes, for the periods presented:

	Net
	Unrealized		Net
	(Losses)	Net Change	Change
	Gains on	in Fair Value	Related to
	Available for	of Derivative	Defined	Accumulated
	Sale	Used for	Benefit	Other
	Investment	Cash Flow	Pension	Comprehensive
	Securities	Hedges	Plan	Loss

Balance, December 31, 2006	$(174)	$—	$(4,289)	$(4,463)
Net Change	2,073	—	622	2,695

Balance, December 31, 2007	1,899	—	(3,667)	(1,768)
Net Change	382	(149)	(7,084)	(6,851)

Balance, December 31, 2008	2,281	(149)	(10,751)	(8,619)
Net Change	3,092	1,299	3,704	8,095

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)

Note 16.	Commitments and Contingencies

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

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and any credit risk. As of December 31, 2009, the maximum potential amount of future payments under the standby letters of credit is $61.1 million. The current carrying amount of the contingent obligation is $303 thousand.

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

The Bank significantly grew its mortgage-banking business during 2009 and due to this growth increased its potential to have to repurchase the mortgages due to errors in documentation and underwriting. The exposure to repurchase these mortgages is $139.9 million as of December 31, 2009. The Bank maintains a reserve in other liabilities for sold mortgages that may be repurchased. At December 31, 2009, the reserve for sold mortgages was $28 thousand.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
Amount

Financial instruments representing credit risk:
Commitments to extend credit	$445,731
Performance letters of credit	23,629
Financial standby letters of credit	37,487
Other letters of credit	197

As of December 31, 2009, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. A summary of the future minimum rental commitments under non-cancelable operating leases net of related sublease revenue is as follows:

Year	Amount

2010	$1,781
2011	1,590
2012	1,337
2013	1,089
2014	781
Thereafter	2,164

Total	$8,742

Rental expense charged to operations was $1.9 million, $2.0 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 17.	Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow and fair value hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows or fair value of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods.

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

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. At December 31, 2009, the notional amounts of interest rate locks with customers and forward loan commitments were $11.6 million and $13.3 million, respectively with fair values of $24 thousand and $132 thousand, respectively. At December 31, 2008, the notional amounts of interest rate locks with customers and forward loan commitments were $2.1 million and $2.7 million, respectively with fair values of $34 thousand and negative $1 thousand, respectively.

On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation pays a fixed rate of 6.49% and receives a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million, of which $276 thousand was ineffective, and is classified on the balance sheet as other assets. The underlying commercial loan had a negative fair value adjustment of $431 thousand which is classified on the balance sheet as a component of loans and leases.

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a termination date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the value of the hedged item. At December 31, 2008, the interest rate swap had a negative fair value of $229 thousand. The cash payments on the interest rate swap of $377 thousand during 2009 was recorded as a component of interest expense on the income statement. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which is classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million is recorded as a component of accumulated other comprehensive income on the balance sheet.

Note 18.	Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Corporation determines the fair value of its financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

•	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity and most U.S. treasury securities.

•	Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities generally utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (“MBS”), corporate debt securities, corporate and municipal bonds, asset-backed securities (“ABS”), residential mortgage loans held for sale, certain commercial loans, mortgage servicing rights and derivative financial instruments.

•	Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”) and certain ABS securities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and municipal bonds. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain CMO and certain ABS securities.

Loans Held for Sale

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at December 31, 2009 were carried at the lower of cost or estimated fair value.

Mortgage Servicing Rights

The Corporation estimates the fair value of Mortgage Servicing Rights (“MSR’s”) using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSR’s are classified within Level 2 of the valuation hierarchy. MSR’s are carried at the lower of amortized cost or estimated fair value.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, classified using the fair value hierarchy:

	At December 31, 2009
				Assets/ Liabilities
	Level 1	Level 2	Level 3	at Fair Value

Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$119,992	$—	$119,992
State and political subdivisions	—	107,566	—	107,566
Mortgage-backed securities	—	101,289	—	101,289
Commercial mortgage obligations	—	74,282	5,172	79,454
Asset-backed securities	—	—	573	573
Other securities	—	9,144	—	9,144
Equity securities	1,924	—	—	1,924

Total available-for-sale securities	1,924	412,273	5,745	419,942
Mortgage servicing rights	—	1,437	—	1,437
Interest rate swaps	—	2,968	—	2,968
Interest rate locks with customers	—	24	—	24
Forward loan commitments	—	132	—	132

Total assets	$1,924	$416,834	$5,745	$424,503

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2008
				Assets/ Liabilities
	Level 1	Level 2	Level 3	at Fair Value

Assets:
Available-for-sale securities:
U.S. Treasury	$5,862	$—	$—	$5,862
U.S. government corporations and agencies	—	98,844	—	98,844
State and political subdivisions	—	100,350	—	100,350
Mortgage-backed securities	—	129,908	—	129,908
Commercial mortgage obligations	—	74,865	5,340	80,205
Asset-backed securities	—	—	1,211	1,211
Other securities	—	11,610	—	11,610
Equity securities	2,908	—	—	2,908

Total available-for-sale securities	8,770	415,577	6,551	430,898
Mortgage servicing rights	—	418	—	418
Interest rate locks with customers	—	34	—	34

Total assets	$8,770	$416,029	$6,551	$431,350

Liabilities:
Interest rate swaps	$—	$229	$—	$229
Forward loan commitments	—	1	—	1

Total liabilities	$—	$230	$—	$230

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	(Losses) or	Gains or	(Sales or	December 31,
	2008	Gains	(Losses)	Paydowns)	2009

Available-for-sale securities:
Asset-backed securities	$1,211	$29	$—	$(667)	$573
Commercial mortgage obligations	5,340	1,057	—	(1,225)	5,172

Total Level 3 assets	$6,551	$1,086	$—	$(1,892)	$5,745

		Total	Total
	Balance at	Unrealized	Realized	Purchases	Balance at
	December 31,	(Losses) or	Gains or	(Sales or	December 31,
	2007	Gains	(Losses)	Paydowns)	2008

Available-for-sale securities:
Asset-backed securities	$1,995	$(15)	$—	$(769)	$1,211
Commercial mortgage obligations	7,644	(1,650)	—	(654)	5,340

Total Level 3 assets	$9,639	$(1,665)	$—	$(1,423)	$6,551

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Realized gains or losses are recognized in the Consolidated Statements of Income. There were no realized gains or losses recognized on Level 3 assets during the years ended December 31, 2009 or 2008.

The following table represents assets measured at fair value on a non-recurring basis as of December 31, 2009. There were no assets measured at fair value on a non-recurring basis as of December 31, 2008.

				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

Acquired leases	$—	$—	$3,796	$3,796
Real estate-commercial loan	—	16,569	—	16,569
Impaired loans and leases	—	—	35,685	35,685
Other long-lived assets	—	1,080	—	1,080

Total assets	$—	$17,649	$39,481	$57,130

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these leases. Acquired leases are classified within Level 3 of the valuation hierarchy.

The fair value of the previously hedged real estate-commercial loan (as discussed in Note 17) is based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. During 2009, the carrying value of impaired loans and leases was reduced by $1.4 million based on the fair value of the underlying collateral, with an offset to the allowance for loan and lease losses.

The fair value of long-lived assets is based upon readily available market prices adjusted for underlying restrictions on selling; therefore, long-lived assets are classified within Level 2 of the valuation hierarchy.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During 2009, there was no impairment of goodwill or other intangible assets.

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

The following table represents the estimates of fair value of financial instruments:

	At December 31, 2009		At December 31, 2008
	Carrying,		Carrying,
	Notional		Notional or
	or Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value

Assets:
Cash and short-term assets	$68,597	$68,597	$40,066	$40,066
Investment securities	420,045	420,050	432,266	432,330
Loans held for sale	1,693	1,708	544	550
Net loans and leases	1,401,182	1,459,568	1,436,774	1,502,733
Interest rate swaps	42,000	2,968	—	—
Liabilities:
Deposits	1,564,257	1,542,882	1,527,328	1,539,879
Short-term borrowings	183,379	185,139	192,730	192,730
Long-term borrowings	30,684	31,248	120,006	124,084
Interest rate swap	—	—	20,000	229
Off-Balance-Sheet:
Commitments to extend credit	—	(935)	—	(389)

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

Loans and leases:  The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options. As permitted, the fair value of the loans and leases are not based on the exits price concept as discussed in the first paragraph of this note.

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

On August 12, 2009, the Corporation completed its public offering of 3,392,500 shares of common stock at a price of $17.50 per share, including 442,500 shares of common stock purchased by the underwriters pursuant to their over-allotment option, which was exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $55.6 million. As a result of the stock issuance, common stock increased by $17.0 million and additional paid-in capital increased by $38.7 million.

Note 20.	Regulatory Matters

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

					To Be Well-
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Consolidated	$255,482	15.76%	$129,711	8.00%	$162,139	10.00%
Univest National Bank	241,177	15.13	127,502	8.00	159,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	233,654	14.41	64,856	4.00	97,283	6.00
Univest National Bank	221,193	13.88	63,751	4.00	95,626	6.00
Tier 1 Capital (to Average Assets):
Consolidated	233,654	11.46	81,539	4.00	81,539	4.00
Univest National Bank	221,193	10.97	80,666	4.00	80,666	4.00
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Consolidated	$191,469	11.60%	132,060	8.00%	$165,075	10.00%
Univest National Bank	178,535	10.97	130,196	8.00	162,745	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	175,801	10.65	66,030	4.00	99,045	6.00
Univest National Bank	165,267	10.16	65,098	4.00	97,647	6.00
Tier 1 Capital (to Average Assets):
Consolidated	175,801	8.94	78,697	4.00	78,697	4.00
Univest National Bank	165,267	8.46	78,186	4.00	78,186	4.00

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009 and December 31, 2008, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2009, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2010 without approval of the Office of Comptroller of the Currency of approximately $8.2 million plus an additional amount equal to the Bank’s net profits for 2010 up to the date of any such dividend declaration.

The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.

Note 21.	Related Party Transactions

At December 31, 2009, loans to directors and executive officers of the Corporation and companies in which directors have an interest (“Related Parties”) aggregated $37.0 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectability or present other unfavorable terms.

The summary of activity for the past year is as follows:

Balance at		Amounts	Balance at
January 1, 2009	Additions	Collected	December 31, 2009

$46,004	$75,258	$84,260	$37,002

The Corporation paid $1.7 million and $3.6 million during 2009 and 2008, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is secretary of H. Mininger & Son, Inc.

Deposits received from Related Parties as of December 31, 2009 were $9.8 million.

At December 31, 2009, the Bank had commitments to extend credit to Related Parties of $17.9 million and standby and commercial letters of credit for Related Parties of $872 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectability or present other unfavorable terms.

Note 22.	Parent Company Financial Information

Condensed financial statements of Univest, parent company only, follow:

	At December 31,
Balance Sheets	2009	2008

Assets:
Cash and balances due from financial institutions	$86	$1,042
Investments in securities	8,924	10,350
Investments in subsidiaries, at equity in net assets:
Bank	266,026	208,580
Non-banks	21,458	21,426
Other assets	20,265	14,622

Total assets	$316,759	$256,020

Liabilities:
Dividends payable	$3,294	$2,586
Other borrowings	755	—
Subordinated capital notes	4,875	6,750
Trust preferred securities	20,619	20,619
Other liabilities	19,409	22,858

Total liabilities	48,952	52,813

Shareholders’ equity	267,807	203,207

Total liabilities and shareholders’ equity	$316,759	$256,020

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Income	2009	2008	2007

Dividends from bank	$12,482	$13,542	$15,985
Dividends from non-banks	1,190	1,200	1,200
Other-than-temporary impairment on equity securities	(1,708)	(1,251)	—
Other-than-temporary impairment on other long-lived assets	(500)	—	—
Net (loss) gain on sales of securities	(28)	79	52
Other income	14,014	13,325	13,380

Total operating income	25,450	26,895	30,617
Operating expenses	16,376	15,444	14,216

Income before income tax benefit and equity in undistributed (loss) income of subsidiaries	9,074	11,451	16,401
Applicable income tax benefit	(1,745)	(852)	(178)

Income before equity in undistributed (loss) income of subsidiaries	10,819	12,303	16,579
Equity in undistributed (loss) income of subsidiaries:
Bank	(71)	8,264	8,989
Non-banks	32	23	(11)

Net income	$10,780	$20,590	$25,557

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
Statements of Cash Flows	2009	2008	2007

Cash flows from operating activities:
Net income	$10,780	$20,590	$25,557
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	39	(8,287)	(8,978)
Other-than-temporary impairment on equity securities	1,708	1,251	—
Other-than-temporary impairment on other long-lived assets	500	—	—
Net loss (gain) on sales of securities	28	(79)	(52)
Depreciation of premises and equipment	143	99	146
Increase in other assets	(1,298)	(1,013)	(539)
(Decrease) increase in other liabilities	(820)	(856)	2,466

Net cash provided by operating activities	11,080	11,705	18,600

Cash flows from investing activities:
Investments in subsidiaries	(55,000)	(310)	—
Proceeds from sales of securities	5,989	5,702	4,553
Purchases of investment securities	(7,000)	(6,680)	(6,631)
Other, net	(393)	(126)	—

Net cash used in investing activities	(56,404)	(1,414)	(2,078)

Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	(57)	—	—
Repayment of long-term debt	(1,875)	(1,500)	(1,500)
Purchases of treasury stock	(370)	(1,614)	(7,498)
Proceeds from the issuance of common stock	55,597	—	—
Stock issued under dividend reinvestment and employee stock purchase plans	2,058	2,014	2,007
Proceeds from exercise of stock options, including tax benefits	93	2,032	863
Cash dividends paid	(11,078)	(10,275)	(10,344)

Net cash provided by (used in) financing activities	44,368	(9,343)	(16,472)

Net (decrease) increase in cash and due from financial institutions	(956)	948	50
Cash and due from financial institutions at beginning of year	1,042	94	44

Cash and due from financial institutions at end of year	$86	$1,042	$94

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,480	$1,810	$2,349

Income tax, net of refunds received	$4,977	$7,791	$8,583

UNIVEST CORPORATION OF PENNSYLVANIA

Notes to Consolidated Financial Statements — (Continued)

Note 23.	Quarterly Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2009 and 2008 were as follows:

2009 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$23,184	$24,244	$24,529	$24,402
Interest expense	6,409	6,901	7,356	8,057

Net interest income	16,775	17,343	17,173	16,345
Provision for loan and lease losses	7,449	5,928	5,353	2,156

Net interest income after provision for loan and lease losses	9,326	11,415	11,820	14,189
Noninterest income	8,819	7,098	7,826	6,174
Noninterest expense	17,468	15,563	16,790	15,503

Income before income taxes	677	2,950	2,856	4,860
Applicable income taxes	(845)	197	187	1,024

Net income	$1,522	$2,753	$2,669	$3,836

Per share data:
Net income:
Basic	$0.09	$0.19	$0.21	$0.30

Diluted	$0.09	$0.19	$0.21	$0.30

Dividends per share	$0.20	$0.20	$0.20	$0.20

2008 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$26,455	$26,661	$26,935	$28,006
Interest expense	9,630	10,148	10,370	12,162

Net interest income	16,825	16,513	16,565	15,844
Provision for loan and lease losses	2,427	3,046	2,297	999

Net interest income after provision for loan and lease losses	14,398	13,467	14,268	14,845
Noninterest income	5,328	5,564	7,979	7,744
Noninterest expense	14,867	13,665	15,085	13,608

Income before income taxes	4,859	5,366	7,162	8,981
Applicable income taxes	1,054	1,176	1,288	2,260

Net income	$3,805	$4,190	$5,874	$6,721

Per share data:
Net income:
Basic	$0.30	$0.33	$0.46	$0.52

Diluted	$0.29	$0.33	$0.46	$0.52

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial

Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, Management concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2009, 2008 and 2007 has been audited by KPMG LLP, independent registered public accounting firm. KPMG LLP presented the Corporation with unqualified opinions for these years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:

We have audited Univest Corporation of Pennsylvania and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

March 5, 2010
Philadelphia, PA

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 20, 2010 (“2010 Proxy”), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and “Nominating and Governance Committee.”

The Corporation has adopted a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The waiver reporting requirement process was established in 2004 and there have been no waivers. The codes of conduct are available on the Corporation’s website. The Corporation’s website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation’s website at www.univest.net in the “Investors Section” under Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2010 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2010 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2010 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2010 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.
(3.2)	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.
(10.1)	Univest 2003 Amended and Restated Long-term Incentive Plan is incorporated by reference to Appendix A of the Corporation’s Definitive Proxy Statement on Form DEF14A, File No. 000-07617, filed with the SEC on March 7, 2008.
(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC March 7, 2005.
(10.3)	Supplemental Retirement Plan incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC March 7, 2005.
(11)	Statement Re Computation of Per Share Earnings — is incorporated by reference from Footnote 14 in Item (8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant.
(23.1)	KPMG LLP — Consent of independent registered public accounting firm.
(31.1)	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Jeffrey M. Schweitzer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By:	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer
Executive Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)
March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William S. Aichele William S. Aichele	Chairman, President, CEO and Director	March 4, 2010
/s/ Marvin A. Anders Marvin A. Anders	Retired Chairman, Director	March 4, 2010
/s/ Charles H. Hoeflich Charles H. Hoeflich	Chairman Emeritus	March 4, 2010
/s/ R. Lee Delp R. Lee Delp	Director	March 4, 2010
/s/ William G. Morral William G. Morral	Director	March 4, 2010
/s/ Thomas K. Leidy Thomas K. Leidy	Director	March 4, 2010
/s/ H. Paul Lewis H. Paul Lewis	Director	March 4, 2010
/s/ H. Ray Mininger H. Ray Mininger	Director	March 4, 2010
/s/ Mark A. Schlosser Mark A. Schlosser	Director	March 4, 2010
/s/ P. Greg Shelly P. Greg Shelly	Director	March 4, 2010
/s/ John U. Young John U. Young	Director	March 4, 2010
/s/ K. Leon Moyer K. Leon Moyer	Vice Chairman	March 4, 2010