Form 10-Q
period 2010-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2010-05-07
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,589,696
(Title of Class)	(Number of shares outstanding at April 30, 2010)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	March 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$13,925	$20,535
Interest-earning deposits with other banks	17,651	48,062
Investment securities held-to-maturity (fair value $87 and $108 at March 31, 2010 and December 31, 2009, respectively)	85	103
Investment securities available-for-sale	436,283	419,942
Loans held for sale	1,165	1,693
Loans and leases	1,427,805	1,425,980
Less: Reserve for loan and lease losses	(27,065)	(24,798)

Net loans and leases	1,400,740	1,401,182

Premises and equipment, net	34,892	34,201
Goodwill	50,393	50,393
Other intangibles, net of accumulated amortization of $8,377 and $8,015 at March 31, 2010 and December 31, 2009, respectively	5,465	5,577
Bank owned life insurance	47,072	46,740
Accrued interest and other assets	57,151	56,993

Total assets	$2,064,822	$2,085,421

LIABILITIES
Demand deposits, noninterest-bearing	$246,909	$242,691
Demand deposits, interest-bearing	458,010	470,572
Savings deposits	436,789	400,452
Time deposits	430,973	450,542

Total deposits	1,572,681	1,564,257

Securities sold under agreements to repurchase	95,296	95,624
Other short-term borrowings	61,847	87,755
Accrued expenses and other liabilities	36,654	39,294
Long-term debt	5,000	5,190
Subordinated notes	4,875	4,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,796,972	1,817,614

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2010 and December 31, 2009; 18,266,404 shares issued at March 31, 2010 and December 31, 2009; 16,561,807 and 16,465,083 shares outstanding at March 31, 2010 and December 31, 2009, respectively	91,332	91,332
Additional paid-in capital	59,000	60,126
Retained earnings	149,576	150,507
Accumulated other comprehensive loss, net of tax benefit	(695)	(524)
Treasury stock, at cost; 1,704,597 shares and 1,801,321 shares at March 31, 2010 and December 31, 2009, respectively	(31,363)	(33,634)

Total shareholders’ equity	267,850	267,807

Total liabilities and shareholders’ equity	$2,064,822	$2,085,421

Note:
The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$17,606	$18,548
Exempt from federal income taxes	977	922

Total interest and fees on loans and leases	18,583	19,470

Interest and dividends on investment securities:
Taxable	2,761	3,816
Exempt from federal income taxes	1,130	1,113
Interest on federal funds sold and term federal funds	11	3

Total interest income	22,485	24,402

Interest expense
Interest on deposits	4,220	6,412
Interest on short-term borrowings	802	479
Interest on long-term borrowings	358	1,166

Total interest expense	5,380	8,057

Net interest income	17,105	16,345
Provision for loan and lease losses	4,895	2,156

Net interest income after provision for loan and lease losses	12,210	14,189

Noninterest income
Trust fee income	1,500	1,425
Service charges on deposit accounts	1,782	1,613
Investment advisory commission and fee income	1,056	760
Insurance commission and fee income	2,243	2,133
Other service fee income	909	797
Bank owned life insurance income	332	157
Other-than-temporary impairment on equity securities	(5)	(1,177)
Net gain on sales of securities	49	37
Net gain on sales of loans held for sale	360	261
Net loss on dispositions of fixed assets	(6)	(130)
Other	(13)	298

Total noninterest income	8,207	6,174

Noninterest expense
Salaries and benefits	9,811	9,432
Net occupancy	1,354	1,392
Equipment	938	841
Marketing and advertising	684	163
Deposit insurance premiums	597	583
Other	3,695	3,092

Total noninterest expense	17,079	15,503

Income before income taxes	3,338	4,860
Applicable income taxes	368	1,024

Net income	$2,970	$3,836

Net income per share:
Basic	$0.18	$0.30
Diluted	0.18	0.30
Dividends declared	0.20	0.20

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total
	(Dollars in thousands)

Three Months Ended March 31, 2010

Balance at December 31, 2009:	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	2,970	—	2,970
Other comprehensive income, net of income tax:
Unrealized loss on investment securities available-for-sale	—	(38)	—	—	—	—	(38)
Unrealized loss on swap	—	(219)	—	—	—	—	(219)
Unrecognized pension benefits	—	86	—	—	—	—	86

Total comprehensive income	—	—	—	—	—	—	2,799

Cash dividends declared ($0.20 per share)	—	—	—	—	(3,313)	—	(3,313)
Stock issued under dividend reinvestment and employee stock purchase plans	30,067			—	(195)	707	512
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	66,982	—	—	(1,177)	(393)	1,570	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at March 31, 2010	16,561,807	$(695)	$91,332	$59,000	$149,576	$(31,363)	$267,850

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total
	(Dollars in thousands)

Three Months Ended March 31, 2009

Balance at December 31, 2008:	12,938,514	$(8,619)	$74,370	$22,459	$151,816	$(36,819)	$203,207
Comprehensive income:
Net income	—	—	—	—	3,836	—	3,836
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available-for-sale	—	1,028	—	—	—	—	1,028
Unrealized gain on swap	—	311	—	—	—	—	311
Unrecognized pension benefits	—	151	—	—	—	—	151

Total comprehensive income	—	—	—	—	—	—	5,326

Cash dividends declared ($0.20 per share)	—	—	—	—	(2,599)	—	(2,599)
Stock issued under dividend reinvestment and employee stock purchase plans	19,681			27	—	559	586
Exercise of stock options	2,547	—	—	(10)	14	60	64
Purchases of treasury stock	(11,642)	—	—	—	—	(370)	(370)
Restricted stock awards granted	47,191	—	—	(1,118)	(2)	1,120	—
Vesting of restricted stock awards	—	—	—	24	—	—	24

Balance at March 31, 2009	12,996,291	$(7,129)	$74,370	$21,382	$153,065	$(35,450)	$206,238

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,970	$3,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,895	2,156
Depreciation of premises and equipment	622	611
Other-than-temporary impairment on equity securities	5	1,177
Net gain on sales of investment securities	(49)	(37)
Realized losses on dispositions of fixed assets	6	130
Net gain on sales of loans held for sale	(360)	(261)
Bank owned life insurance income	(332)	(157)
Other adjustments to reconcile net income to cash provided by operating activities	1,786	(466)
Originations of loans held for sale	(24,934)	(21,202)
Proceeds from the sale of loans held for sale	25,822	16,935
(Increase) decrease in interest receivable and other assets	(3,234)	259
Decrease in accrued expenses and other liabilities	(2,477)	(158)

Net cash provided by operating activities	4,720	2,823

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	—	(162)
Net capital expenditures	(1,319)	(312)
Proceeds from maturities of securities held-to-maturity	18	91
Proceeds from maturities of securities available-for-sale	23,241	12,250
Proceeds from sales and calls of securities available-for-sale	59,517	71,900
Purchases of investment securities available-for-sale	(98,038)	(61,842)
Purchases of lease financings	(3,393)	(2,836)
Net increase in loans and leases	(1,062)	(866)
Net decrease in interest-bearing deposits	30,411	1,074

Net cash provided by investing activities	9,375	19,297

Cash flows from financing activities:
Net increase in deposits	8,424	45,724
Net decrease in short-term borrowings	(26,342)	(67,084)
Repayment of subordinated debt	—	(375)
Purchases of treasury stock	(6)	(370)
Stock issued under dividend reinvestment and employee stock purchase plans	512	586
Proceeds from exercise of stock options, including tax benefits	—	64
Cash dividends paid	(3,293)	(2,583)

Net cash used in financing activities	(20,705)	(24,038)

Net decrease in cash and due from banks	(6,610)	(1,918)
Cash and due from banks at beginning of year	20,535	34,800

Cash and due from banks at end of period	$13,925	$32,882

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,450	$9,263
Income taxes, net of refunds received	68	24

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 5, 2010.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, the allowance for loan losses, valuation of goodwill and other intangible assets, deferred tax assets and liabilities, stock-based compensation expense, and mortgage servicing rights.
Subsequent Events
The Corporation has evaluated events that occurred subsequent to March 31, 2010 for recognition or disclosure in our financial statements through May 7, 2010, the date these financial statements were issued.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Codification Update for improving disclosures about fair value measurements. This update requires companies to disclose, and provide the reasons for, all transfers of assets and liabilities between the Level 1 and 2 fair value categories. It also clarifies that companies should provide fair value measurement disclosures for classes of assets and liabilities which are subsets of line items within the balance sheet, if necessary. In addition, the update clarifies that companies provide disclosures about the fair value techniques and inputs for assets and liabilities classified within Level 2 or 3 categories. The disclosure requirements prescribed by this update are effective for fiscal years beginning after December 31, 2009, and for interim periods within those fiscal years, or March 31, 2010 for the Corporation. This update also requires companies to reconcile changes in Level 3 assets and liabilities by separately providing information about Level 3 purchases, sales, issuances and settlements on a gross basis. This provision of this update is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, or March 31, 2011 for the Corporation. The adoption of this update did not materially impact the Corporation’s current fair value measurement disclosures.

In June 2009, the FASB issued standards for accounting for transfers of financial assets and amendments to guidance relating to consolidation of variable interest entities. The standards change off-balance-sheet accounting of financial instruments including the way entities account for securitizations and special-purpose entities. The standards relating to accounting for transfers of financial assets require more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk relating to the assets. They eliminate the concept of a “qualifying special purpose entity,” change the requirement for derecognizing financial assets, and require sellers of the assets to make additional disclosures about them. The guidance relating to consolidation of variable interest entities alters how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of any entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The standards are effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of the standards did not have a material impact on the Corporation’s financial statements.
Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2010 and December 31, 2009 by maturity within each type.

	March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$4	$—	$—	$4
After 1 year to 5 years	64	2	—	66

	68	2	—	70

Other securities:
After 1 year to 5 years	17	—	—	17

	17	—	—	17

Total	$85	$2	$—	$87

Securities Available-for-Sale
U.S. government corporations and agencies:
After 1 year to 5 years	$142,119	$312	$(335)	$142,096
After 5 years to 10 years	3,450	—	(12)	3,438

	145,569	312	(347)	145,534

State and political subdivisions:
After 1 year to 5 years	9,525	293	(2)	9,816
After 5 years to 10 years	26,830	558	(22)	27,366
Over 10 years	71,158	1,087	(468)	71,777

	107,513	1,938	(492)	108,959

Residential mortgage-backed securities:
Within 1 year	1,094	6	—	1,100
After 5 years to 10 years	15,002	627	—	15,629
Over 10 years	73,434	3,749	(707)	76,476

	89,530	4,382	(707)	93,205

Commercial mortgage obligations:
After 5 years to 10 years	12,627	285	(4)	12,908
Over 10 years	61,698	2,076	—	63,774

	74,325	2,361	(4)	76,682

Asset backed securities:
After 1 year to 5 years	434	4	—	438

	434	4	—	438

Other securities:
Within 1 year	8,145	155	—	8,300

	8,145	155	—	8,300

Equity securities:
No stated maturity	2,558	634	(27)	3,165

	2,558	634	(27)	3,165

Total	$428,074	$9,786	$(1,577)	$436,283

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$87	$5	$—	$92

	87	5	—	92

Other securities:
After 1 year to 5 years	16	—	—	16

	16	—	—	16

Total	$103	$5	$—	$108

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$7,000	$—	$—	$7,000
After 1 year to 5 years	112,937	293	(238)	112,992

	119,937	293	(238)	119,992

State and political subdivisions:
After 1 year to 5 years	8,287	262	(2)	8,547
After 5 years to 10 years	28,894	636	(23)	29,507
Over 10 years	68,560	1,200	(248)	69,512

	105,741	2,098	(273)	107,566

Residential mortgage-backed securities:
Within 1 year	1,461	18	—	1,479
After 1 year to 5 years	6	—	—	6
After 5 years to 10 years	15,865	452	—	16,317
Over 10 years	80,464	3,852	(829)	83,487

	97,796	4,322	(829)	101,289

Commercial mortgage obligations:
After 5 years to 10 years	8,644	327	—	8,971
Over 10 years	68,440	2,043	—	70,483

	77,084	2,370	—	79,454

Asset backed securities:
After 1 year to 5 years	564	9	—	573

	564	9	—	573

Other securities:
Within 1 year	5,968	48	—	6,016
After 1 year to 5 years	2,996	132	—	3,128

	8,964	180	—	9,144

Equity securities:
No stated maturity	1,589	363	(28)	1,924

	1,589	363	(28)	1,924

Total	$411,675	$9,635	$(1,368)	$419,942

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $287.3 million and $300.7 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the three months ended March 31, 2010 and 2009, available-for-sale securities with a fair value at the date of sale of $466 thousand and $27.7 million, respectively, were sold. Gross realized gains on such sales totaled $49 thousand during 2010 and $43 thousand in 2009. There were no gross realized losses on sales during 2010 and gross realized losses were $6 thousand in 2009. Tax expense related to net realized gains from the sales of investment securities for the three months ended March 31, 2010 and 2009 was $17 thousand and $13 thousand, respectively. Accumulated other comprehensive income related to securities of $5.3 million and $5.4 million, net of taxes, has been included in shareholders’ equity at March 31, 2010 and December 31, 2009, respectively. Unrealized losses in investment securities at March 31, 2010 and December 31, 2009 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $5 thousand and $1.2 million, respectively, on its equity portfolio during the three months ended March 31, 2010 and 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.
Management evaluates debt securities, which comprises U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2010 and 2009.
At March 31, 2010 and December 31, 2009, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at March 31, 2010 and December 31, 2009:

	At March 31, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government corporations and agencies	$80,859	$(347)	$—	$—	$80,859	$(347)
State and political subdivisions	24,636	(468)	1,141	(24)	25,777	(492)
Residential mortgage-backed securities	—	—	5,143	$(707)	5,143	(707)
Commercial mortgage obligations	5,025	(4)	—	—	5,025	(4)
Other securities	—	—	—	—	—	—
Equity securities	209	(15)	95	(12)	304	(27)

Total	$110,729	$(834)	$6,379	$(743)	$117,108	$(1,577)

	At December 31, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government corporations and agencies	$47,057	$(238)	$—	$—	$47,057	$(238)
State and political subdivisions	16,378	(248)	1,141	(25)	17,519	(273)
Residential mortgage-backed securities	—	—	5,323	(829)	5,323	(829)
Commercial mortgage obligations	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Equity securities	128	(15)	95	(13)	223	(28)

Total	$63,563	$(501)	$6,559	$(867)	$70,122	$(1,368)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At March 31,	At December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$445,555	$447,495
Real estate-commercial	494,473	487,688
Real estate-construction	90,610	91,891
Real estate-residential	261,035	266,622
Loans to individuals	47,398	46,761
Lease financings	99,173	95,678

Total gross loans and leases	1,438,244	1,436,135
Less: Unearned income	(10,439)	(10,155)

Total loans and leases, net of unearned income	$1,427,805	$1,425,980

Note 4. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Reserve for loan and lease losses at beginning of period	$24,798	$13,118
Provision for loan and lease losses	4,895	2,156
Recoveries	214	194
Loans and leases charged off	(2,842)	(748)

Reserve for loan and lease losses at period end	$27,065	$14,720

Information with respect to loans and leases that are impaired is as follows:

	At March 31, 2010		At December 31, 2009
		Specific		Specific
	Balance	Reserve	Balance	Reserve
	(Dollars in thousands)

Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$8,731	$1,594	$9,549	$1,424
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	27,816	—	27,560	—

Recorded investment in impaired loans and leases at period-end	$36,547		$37,109

Recorded investment in nonaccrual and restructured loans and leases at period-end	$36,547		$37,109

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Recorded investment in nonaccrual and restructured loans and leases at period end	$36,547	$4,422
Average recorded investment in impaired loans and leases	37,399	4,611
Interest income that would have been recognized under original terms	510	92
Interest income of $0 thousand and $11 thousand was recognized on these loans for the three months ended March 31, 2010 and 2009, respectively.
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
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Beginning of period	$1,437	$418
Servicing rights capitalized	249	153
Amortization of servicing rights	(64)	(1)
Changes in valuation	(2)	(44)

End of period	$1,620	$526

Mortgage loans serviced for others	$195,037	$68,722

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Valuation allowance, beginning of period	$(250)	$(167)
Additions	(2)	(44)
Reductions	—	—
Direct write-downs	—	—

Valuation allowance, end of period	$(252)	$(211)

The Corporation services loans for others with unpaid principal balances at March 31, 2010 and December 31, 2009 of approximately $195.0 million and $174.1 million, respectively.
The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	Amount
(Dollars in
thousands)

2010	$222
2011	240
2012	202
2013	171
2014	146
Thereafter	639
The balance of mortgage servicing rights, net of fair value adjustments and accumulated amortization, or fair value, included in other intangibles at March 31, 2010 was $1.6 million and at December 31, 2009 was $1.4 million. The aggregate fair value of these rights was $1.6 million and $1.4 million at March 31, 2010 and December 31, 2009, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 4.4% to 6.3% for the three months ended March 31, 2010. The cumulative unfavorable fair value adjustments were $252 thousand and $211 thousand at March 31, 2010 and December 31, 2009, respectively.
Note 6. Income Taxes
As of March 31, 2010 and December 31, 2009, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of March 31, 2010, the Corporation’s tax years 2006 through 2009 remain subject to federal examination as well as examination by state taxing jurisdictions.
Note 7. Retirement Plans and Other Postretirement Benefits
The Corporation had a noncontributory retirement plan covering substantially all employees. The plan provided benefits based on a formula of each participant’s final average pay. On June 24, 2009, the Compensation Committee of the Board of Directors of the Corporation resolved that effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, would be frozen and the current plan would be amended and converted to a cash balance plan under which employees would continue to receive future benefits in accordance with the provisions of the cash balance plan. Additionally, participation in the plan was frozen to new entrants effective December 7, 2009. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans is aggregated and reported under “Retirement Plans” within this footnote.

The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2010	2009	2010	2009
			Other Post Retirement
	Retirement Plans		Benefits
	(Dollars in thousands)

Service cost	$136	$335	$20	$18
Interest cost	498	508	26	24
Expected return on plan assets	(431)	(413)	—	—
Amortization of net loss	169	204	10	2
Amortization (accretion) of prior service cost	(41)	14	(5)	(5)

Net periodic benefit cost	$331	$648	$51	$39

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make contributions of $471 thousand to its qualified and non-qualified retirement plans and $202 thousand to its other postretirement benefit plans in 2010. During the three months ended March 31, 2010, the Corporation contributed $152 thousand and $20 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of March 31, 2010, $484 thousand and $20 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2010	2009

Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$2,970	$3,836

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	16,535	12,977
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,535	12,977

Basic earnings per share	$0.18	$0.30

Diluted earnings per share	$0.18	0.30

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2010 and 2009, there were 403,032 and 193,019 anti-dilutive options at an average exercise price of $23.41 and $25.88, per share, respectively.

Note 9. Comprehensive Income
The following shows the components of comprehensive income, net of income taxes, for the periods presented:

	For the Three Months
	Ended March 31,
	2010	2009
	(Dollars in thousands)

Net Income	$2,970	$3,836

Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	(9)	287
Less: reclassification adjustment for net gains on sales realized in net income	32	24
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(3)	(765)

Total net unrealized (losses) gains on available-for-sale investment securities	(38)	1,028
Net change in fair value of derivative used for cash flow hedges	(219)	311
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	—	—
Less: amortization of net loss included in net periodic pension costs	(116)	(147)
Less: accretion (amortization) of prior service cost included in net periodic pension costs	30	(4)

Total defined benefit pension plans	86	151

Total comprehensive income, net of tax	$2,799	$5,326

The following shows the components of accumulated other comprehensive loss, net of income taxes, for the periods presented:

	Net
	Unrealized
	Gains	Net Change
	(Losses) on	in Fair Value	Net Change
	Available for	of Derivative	Related to	Accumulated
	Sale	Used for	Defined	Other
	Investment	Cash Flow	Benefit	Comprehensive
	Securities	Hedges	Pension Plan	Loss
	(Dollars in thousands)

Balance, December 31, 2008	$2,281	$(149)	$(10,751)	$(8,619)
Net Change	1,028	311	151	1,490

Balance, March 31, 2009	$3,309	$162	$(10,600)	$(7,129)

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	(38)	(219)	86	(171)

Balance, March 31, 2010	$5,335	$931	$(6,961)	$(695)

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
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At March 31, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $16.5 million and $17.7 million, respectively, with fair values of $185 thousand and $72 thousand, respectively. At December 31, 2009, the notional amounts of interest rate locks with customers and forward loan commitments were $11.6 million and $13.3 million, respectively, with fair values of $24 thousand and $132 thousand, respectively.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation pays a fixed rate of 6.49% and receives a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap has some ineffectiveness and $5.0 million will remain undesignated. At March 31, 2010, the interest rate swap had a positive fair value of $863 thousand, of which $196 thousand was ineffective, and was classified on the balance sheet as other assets. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million which was classified on the balance sheet in other assets. The underlying commercial loan had a negative fair value adjustment at March 31, 2010 and December 31, 2009 of $374 thousand and $431 thousand, respectively, which is classified on the balance sheet as a component of loans and leases.
On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a termination date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the value of the hedged item. At March 31, 2010, the interest rate swap had a positive fair value of $1.4 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $931 thousand is recorded as a component of accumulated other comprehensive income on the balance sheet. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million was recorded as a component of accumulated other comprehensive income on the balance sheet. The cash payments on the interest rate swap of $120 thousand and $71 thousand during the three months ended March 31, 2010 and 2009, respectively, was recorded as a component of interest expense on the income statement. The Corporation expects that approximately $369 thousand of the net gain in accumulated other comprehensive income will be reclassified as a reduction of interest expense within the next twelve months.

Note 11. Fair Value Disclosures
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

•
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities generally utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (“MBS”), corporate debt securities, corporate and municipal bonds, asset-backed securities (“ABS”), residential mortgage loans held for sale, certain commercial loans, certain equity securities, mortgage servicing rights and derivative financial instruments.

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (“CMOs”), certain ABS securities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain CMO and certain ABS securities.
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

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, classified using the fair value hierarchy:

	At March 31, 2010
				Assets/
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$145,534	$—	$145,534
State and political subdivisions	—	108,959	—	108,959
Mortgage-backed securities	—	93,205	—	93,205
Commercial mortgage obligations	—	71,631	5,051	76,682
Asset-backed securities	—	—	438	438
Other securities	—	8,300	—	8,300
Equity securities	2,084	1,081	—	3,165

Total available-for-sale securities	2,084	428,710	5,489	436,283

Commercial real estate loan	—	16,626	—	16,626
Interest rate swaps	—	2,295	—	2,295
Interest rate locks with customers	—	185	—	185
Forward loan commitments	—	72	—	72

Total assets	$2,084	$447,888	$5,489	$455,461

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	At December 31, 2009
				Assets/
				Liabilities at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$119,992	$—	$119,992
State and political subdivisions	—	107,566	—	107,566
Mortgage-backed securities	—	101,289	—	101,289
Commercial mortgage obligations	—	74,282	5,172	79,454
Asset-backed securities	—	—	573	573
Other securities	—	9,144	—	9,144
Equity securities	1,924	—	—	1,924

Total available-for-sale securities	1,924	412,273	5,745	419,942

Interest rate swaps	—	2,968	—	2,968
Interest rate locks with customers	—	24	—	24
Forward loan commitments	—	132	—	132

Total assets	$1,924	$415,397	$5,745	$423,066

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value:

		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	(Losses) or	Gains or		March 31,
	2009	Gains	(Losses)	Paydowns	2010
	(Dollars in thousands)
Available-for-sale securities:
Asset-backed securities	$573	$(5)	$—	$(130)	$438
Commercial mortgage obligations	5,172	122	—	(243)	5,051

Total Level 3 assets	$5,745	$117	$—	$(373)	$5,489

		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	(Losses) or	Gains or		March 31,
	2008	Gains	(Losses)	Paydowns	2009
	(Dollars in thousands)
Available-for-sale securities:
Asset-backed securities	$1,211	$(3)	$—	$(172)	$1,036
Commercial mortgage obligations	5,340	124	—	(261)	5,203

Total Level 3 assets	$6,551	$121	$—	$(433)	$6,239

Realized gains or losses are recognized in the Consolidated Statements of Income. There were no realized gains or losses recognized on Level 3 assets during the three month periods ended March 31, 2010 or 2009.
The following table represents assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009.

	At March 31, 2010
				Assets/ Liabilities at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Impaired loans and leases	$—	$—	$34,953	$34,953
Mortgage servicing rights	—	1,620	—	1,620

Total	$—	$1,620	$34,953	$36,573

	At December 31, 2009
				Assets/ Liabilities at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Acquired leases	$—	$—	$3,796	$3,796
Real estate-commercial loan	—	16,569	—	16,569
Impaired loans and leases	—	—	35,685	35,685
Mortgage servicing rights	—	1,437	—	1,437
Other long-lived assets	—	1,080	—	1,080

Total	$—	$19,086	$39,481	$58,567

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these leases. Acquired leases are classified within Level 3 of the valuation hierarchy.
The fair value of the previously hedged real estate-commercial loan (as discussed in Note 10) is based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and at that time the remaining $17.0 million loan was marked to fair value due to the de-designation of the fair value hedge, which was considered a one-time event. During the first quarter of 2010, the swap was re-designated and the hedged loan will be marked to fair value on a recurring basis.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2010, impaired loans and leases had a carrying amount of $36.6 million with a valuation allowance of $1.6 million. During the three months ended March 31, 2010, the carrying value of impaired loans and leases was reduced by $301 thousand based on the fair value of the underlying collateral, with an offset to the allowance for loan and lease losses. At December 31, 2009, impaired loans and leases had a carrying amount of $37.1 million with a valuation allowance of $1.4 million.
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
The fair value of long-lived assets is based upon readily available market prices adjusted for underlying restrictions on selling; therefore, long-lived assets are classified within Level 2 of the valuation hierarchy. During the first quarter of 2010, due to increased market activity and removal of underlying restrictions from selling, these thinly traded equities were marked to fair value and will be marked to fair value on a recurring basis.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the three months ended March 31, 2010, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At March 31, 2010		At December 31, 2009
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and short-term assets	$31,576	$31,576	$68,597	$68,597
Investment securities	436,368	436,370	420,045	420,050
Loans held for sale	1,165	1,190	1,693	1,708
Net loans and leases	1,400,740	1,461,029	1,401,182	1,459,568
Interest rate swaps	42,000	2,295	42,000	2,968
Interest rate locks with customers	16,523	185	11,637	24
Forward loan commitments	17,688	72	13,330	132
Liabilities:
Deposits	1,572,681	1,550,278	1,564,257	1,542,882
Short-term borrowings	157,143	158,027	183,379	185,139
Long-term borrowings	30,494	27,091	30,684	31,248
Off-Balance-Sheet:
Commitments to extend credit	—	(947)	—	(935)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and short-term assets: The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.
Investment securities: Fair values for the held-to-maturity and available-for-sale investment securities are based on quoted market prices that are available in an active market for identical instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans. Loans held for sale are carried at the lower of cost or estimated fair value.
Loans and leases: The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense and embedded prepayment options. As permitted, the fair value of the loans and leases are not based on the exits price concept as discussed in the first paragraph of this note.
Derivative Financial Instruments: The fair values of derivative financial instruments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties
Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity, and the fair values for non-maturity deposits are established using a decay factor estimate of cash flows based upon industry-accepted assumptions. The discount rate applied to deposits consists of an appropriate risk free rate and includes components for operating expense.
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
Note 12. Subsequent Event
On April 30, 2010, the Corporation received a $6.7 million payoff for a loan which was reported as impaired and on nonaccrual of interest at March 31, 2010. The credit was a Shared National Credit to a continuing care retirement community in which Univest participated. The credit had $6.7 million outstanding at March 31, 2010 and was listed within the real estate—construction loan category. Partially offsetting this favorable transaction, was a real estate—commercial loan for $2.1 million which became impaired and was placed on non-accrual of interest effective April 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “_____” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”. Certain amounts have been reclassified to conform to the current-year presentation.)
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, intangible assets, mortgage servicing rights, income taxes, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2009 Annual Report on Form 10-K.
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

Executive Overview
The Corporation reported net income for the three months ended March 31, 2010 of $3.0 million or $0.18 diluted earnings per share. This compares to net income of $3.8 million or $0.30 diluted earnings per share for the three months ended March 31, 2009. Net income for the first quarter of 2010 was up $1.5 million compared to $1.5 million reported for the fourth quarter of 2009 and up $0.09 per diluted share compared to $0.09 earnings per diluted share for the fourth quarter of 2009.
Net interest income on a tax equivalent basis for the three months ended March 31, 2010 was up $825 thousand or 4.8% from the same period in 2009. The first quarter 2010 net interest margin was 3.99% compared to 3.69% for the fourth quarter of 2009 and 3.76% for the first quarter of 2009. Average interest-earning assets decreased $25.4 million and average interest-bearing liabilities decreased $105.1 million comparing the three-month periods ended March 31, 2010 and 2009. Decreased levels of time deposits and long-term debt were partially offset by lower volume in residential real estate loans and lease financings.
The provision for loan and lease losses increased by $2.7 million for the three months ended March 31, 2010 compared to the same period in 2009. Non-interest income increased $2.0 million primarily due to increased fee income across each revenue source and a $1.2 million other-than-temporary impairment on equity securities that was recognized during the three months ended March 31, 2009. Non-interest expense increased $1.6 million primarily due to higher salary and benefit expenses to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses; increased marketing and advertising expenses; and other expenses related to fair value adjustments on directors’ deferred fees, legal fees resulting from non-performing loan activity and increased audit expenses.
Nonperforming loans and leases were $36.9 million at March 31, 2010 compared to $37.8 million at December 31, 2009 and $6.5 million at March 31, 2009. Nonperforming loans and leases as a percentage of total loans and leases were 2.58% at March 31, 2010 compared to 2.65% at December 31, 2009 and 0.45% at March 31, 2009. Net charge-offs for the three months ended March 31, 2010 were $2.6 million compared to $554 thousand for the same period in 2009.
The Corporation earns its revenues primarily from the margins and fees it generates from loans and leases and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation has shifted to a more asset sensitive position as it anticipates increasing interest rates over the next year, which it expects would benefit its net interest margin.
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

Results of Operations — Three Months Ended March 31, 2010 Versus 2009
The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2010	2009	Amount	Percent

Net income	$2,970	$3,836	$(866)	(22.6)%
Net income per share:
Basic	$0.18	$0.30	$(0.12)	(40.0)%
Diluted	0.18	0.30	(0.12)	(40.0)
Return on average shareholders’ equity was 4.48% and return on average assets was 0.59% for the three months ended March 31, 2010, compared to 7.61% and 0.76%, respectively, for the same period in 2009. The lower return on average shareholders’ equity during the first three months of 2010 was mainly attributable to the issuance of common stock totaling $55.7 million in August 2009 as well as a lower level of net income.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2010 and 2009. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis increased $825 thousand for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to decreased levels of time deposits and long-term debt partially offset by lower volume in residential real estate loans and lease financings. Lower deposits costs were offset by decreased interest yields on investments and loans. The tax-equivalent net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 3.99% and 3.76% for the three-months ended March 31, 2010 and 2009, respectively. The tax-equivalent net interest spread, which represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.73% for the three months ended March 31, 2010 compared to 3.47% for the same period in 2009. The effect of net interest free funding sources decreased to 0.26% for the three months ended March 31, 2010 compared to 0.29% for the same period in 2009; this represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	For the Three Months Ended March 31,
	2010			2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-earning deposits with other banks	$14,293	$11	0.31%	$3,333	$3	0.37%
U.S. Government obligations	114,164	742	2.64	94,844	982	4.20
Obligations of states and political subdivisions	106,634	1,739	6.61	100,450	1,712	6.91
Other debt and equity securities	188,390	2,019	4.35	224,701	2,834	5.11
Federal funds sold	—	—	—	233	—	—

Total interest-earning deposits, investments and federal funds sold	423,481	4,511	4.32	423,561	5,531	5.30

Commercial, financial and agricultural loans	409,663	4,666	4.62	396,127	4,567	4.68
Real estate-commercial and construction loans	524,084	7,561	5.85	502,111	7,278	5.88
Real estate-residential loans	260,959	2,858	4.44	310,926	3,718	4.85
Loans to individuals	47,509	798	6.81	53,275	941	7.16
Municipal loans and leases	97,448	1,425	5.93	85,899	1,315	6.21
Lease financings	81,167	1,723	8.61	97,819	2,044	8.47

Gross loans and leases	1,420,830	19,031	5.43	1,446,157	19,863	5.57

Total interest-earning assets	1,844,311	23,542	5.18	1,869,718	25,394	5.51

Cash and due from banks	31,621			31,184
Reserve for loan and lease losses	(26,579)			(13,669)
Premises and equipment, net	34,859			32,495
Other assets	154,527			140,237

Total assets	$2,038,739			$2,059,965

Liabilities:
Interest-bearing checking deposits	$171,978	57	0.13	$155,147	87	0.23
Money market savings	279,912	317	0.46	327,777	644	0.80
Regular savings	415,934	781	0.76	319,497	779	0.99
Time deposits	434,166	3,065	2.86	541,795	4,902	3.67

Total time and interest-bearing deposits	1,301,990	4,220	1.31	1,344,216	6,412	1.93

Securities sold under agreements to repurchase	95,841	117	0.50	75,513	118	0.63
Other short-term borrowings	71,266	685	3.90	74,762	361	1.96
Long-term debt	5,746	47	3.32	83,967	838	4.05
Subordinated notes and capital securities	25,494	311	4.95	26,998	328	4.93

Total borrowings	198,347	1,160	2.37	261,240	1,645	2.55

Total interest-bearing liabilities	1,500,337	5,380	1.45	1,605,456	8,057	2.04

Demand deposits, non-interest bearing	235,686			211,748
Accrued expenses and other liabilities	33,686			38,217

Total liabilities	1,769,709			1,855,421

Shareholders’ Equity:
Common stock	91,332			74,370
Additional paid-in capital	61,420			22,793
Retained earnings and other equity	116,278			107,381

Total shareholders’ equity	269,030			204,544

Total liabilities and shareholders’ equity	$2,038,739			$2,059,965

Net interest income		$18,162			$17,337

Net interest spread			3.73			3.47
Effect of net interest-free funding sources			0.26			0.29

Net interest margin			3.99%			3.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.93%			116.46%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	The Three Months Ended March 31,
	2010 Versus 2009
	Volume	Rate
	Change	Change	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with other banks	$8	$—	$8
U.S. Government obligations	125	(365)	(240)
Obligations of states and political subdivisions	101	(74)	27
Other debt and equity securities	(394)	(421)	(815)
Federal funds sold	—	—	—

Interest on deposits, investments and federal funds sold	(160)	(860)	(1,020)

Commercial, financial and agricultural loans and leases	158	(59)	99
Real estate-commercial and construction loans	320	(37)	283
Real estate-residential loans	(546)	(314)	(860)
Loans to individuals	(97)	(46)	(143)
Municipal loans and leases	169	(59)	110
Lease financings	(355)	34	(321)

Interest and fees on loans and leases	(351)	(481)	(832)

Total interest income	(511)	(1,341)	(1,852)

Interest expense:
Interest-bearing checking deposits	8	(38)	(30)
Money market savings	(52)	(275)	(327)
Regular savings	183	(181)	2
Time deposits	(755)	(1,082)	(1,837)

Interest on time and interest-bearing deposits	(616)	(1,576)	(2,192)

Securities sold under agreement to repurchase	23	(24)	(1)
Other short-term borrowings	(34)	358	324
Long-term debt	(640)	(151)	(791)
Subordinated notes and capital securities	(18)	1	(17)

Interest on borrowings	(669)	184	(485)

Total interest expense	(1,285)	(1,392)	(2,677)

Net interest income	$774	$51	$825

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three months ended March 31, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Interest Income
Interest income on a tax equivalent basis for the three months ended March 31, 2010 decreased $1.9 million, or 7.3% from same period in 2009. This decrease was mainly due to a 98 basis point decrease in the average rate earned on investment securities, a 14 basis point decrease in the average rate earned on loans and a $25.3 million decrease in average loan volume.
Interest income on U. S. Government obligations decreased during the three months ended March 31, 2010 due to a decline in average rates partially offset by an increase in average volume. Interest income on other debt and equity securities decreased due to lower average rates as well as reduced average volume.

The decline in interest and fees on loans and leases was primarily due to average rate decreases on residential real estate loans and, to a lesser degree, lower yields in other loan categories as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment, increased refinancing activity as well as reduced origination volume. The average interest yield decline on the residential real estate loan portfolio of 41 basis points and the average volume decline of $50.0 million resulted in an $860 thousand decrease in interest income. The average volume decline in lease financings of $16.7 million resulted in a $355 thousand decrease in interest income. The Corporation experienced growth in average commercial business loans, commercial real estate and constructions loans, and municipal loans and leases during the first quarter of 2010 compared to the same period in 2009 which contributed $647 thousand to interest income; this increase was partially offset by lower yields in these loan categories reducing interest income by $155 thousand.
Interest Expense
Interest expense on a tax equivalent basis for the three months ended March 31, 2010 decreased $2.7 million, or 33.2% from same period in 2009. This decrease was mainly due to a 62 basis point decrease in the Corporation’s average cost of deposits and a $42.2 million decrease in average deposits and a $62.9 million decrease in average borrowings.
The Corporation’s average cost of deposits decreased 62 basis points for the three months ended March 31, 2010 compared to the same period in 2009, resulting in a $1.6 million reduction in interest expense on deposits. In addition, average deposits decreased by $42.2 million reducing interest expense by $616 thousand. These decreases were largely attributable to time deposits. The average rate on time deposits decreased mainly due to maturities of higher yielding accounts. The average balance of time deposits decreased mostly as a result of reductions in brokered and public funds time deposits due to the Corporation’s reduced reliance on wholesale funding sources. The average rate paid on time deposits decreased 81 basis points and the average balance decreased by $107.6 million, reducing interest expense by $1.1 million and $755 thousand, respectively. In addition, the average rate on money market savings decreased 34 basis points and the average volume decreased by $47.9 million resulting in a reduction of interest expense of $327 thousand.
Interest on other short-term borrowings includes interest paid on federal funds purchased and short-term Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account (“cash management account”). Interest expense on other short-term borrowings increased $324 thousand for the three months ended March 31, 2010 primarily due to rate increases of 194 basis points.
Interest on long-term debt, which consists of long-term FHLB borrowings, decreased due to a decline in average volume of $78.2 million and a 73 basis point decrease in the average rate paid. The average volume decline in long-term FHLB debt was mainly due to reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less. Subordinated notes and capital securities include the issuance of $15.0 million in Subordinated Capital Notes and the issuance of $20.0 million in Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Junior Subordinated Debentures of the Corporation (“Trust Preferred Securities”). Interest expense on Subordinated Capital Notes and Trust Preferred Securities remained relatively level.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2010 and 2009 was $4.9 million and $2.2 million, respectively. The increase in provision was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors. Additionally, nonaccrual loans and restructured loans decreased slightly to $36.5 million at March 31, 2010 from $37.1 million at December 31, 2009 and increased from $4.4 million at March 31, 2009. The increase since March 31, 2009 is primarily due to two commercial real estate credits which went on non-accrual during the third quarter of 2009 as well as an increase in other unrelated non-accrual commercial real estate loans. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and as a result, the parent company and all communities recently declared bankruptcy. The credit had $6.7 million outstanding at March 31, 2010. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $16.6 million at March 31, 2010. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits.

Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains on sales of securities, and other miscellaneous types of income. It also includes various types of service fees, such as ATM fees, and life insurance income which represents changes in the cash surrender value of bank-owned life insurance policies and any excess proceeds from death benefit claims. Total non-interest income increased $2.0 million during the three months ended March 31, 2010 compared to 2009 primarily due to the $1.2 million other-than-temporary impairment on equity securities which was recognized in the first quarter of 2009 and increased investment advisory commission and fee income, bank owned life insurance income and service charges on deposits.

	Three Months Ended
	March 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Trust fee income	$1,500	$1,425	$75	5.3%
Service charges on deposit accounts	1,782	1,613	169	10.5
Investment advisory commission and fee income	1,056	760	296	38.9
Insurance commission and fee income	2,243	2,133	110	5.2
Other service fee income	909	797	112	14.1
Bank owned life insurance income	332	157	175	N/M
Other-than-temporary impairment on equity securities	(5)	(1,177)	1,172	99.6
Net gain on sales of securities	49	37	12	32.4
Net gain on sale of loans held for sale	360	261	99	37.9
Net (loss) gain on dispositions of fixed assets	(6)	(130)	124	95.4
Other	(13)	298	(311)	N/M

Total noninterest income	$8,207	$6,174	$2,033	32.9

Service charges on deposit accounts increased for the three months ended March 31, 2010 over the comparable period in 2009 mainly due to an increased level of checking account charges for not sufficient funds.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased for the three months ended March 31, 2010 from the same period in 2009 by $296 thousand primarily due to an increase in the market value of client assets as well as higher business volume.
Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Other service fee income increased during the three months ended March 31, 2010 primarily attributable to increases in mortgage servicing income, Mastermoney fees and check charges.
Bank owned life insurance income is primarily the change in the cash surrender values of bank owned life insurance policies, which is affected by the market value of the underlying assets. Life insurance income may also be recognized as the result of a death benefit claim. Bank owned life insurance income increased for the three months ended March 31, 2010 over the same period in 2009 mainly due to an increase in the market value of the underlying assets.

During the three months ended March 31, 2010, approximately $466 thousand of available for sale securities were sold recognizing gains of $49 thousand. Additionally, the Corporation realized an other-than-temporary impairment charge of $5 thousand on its equity portfolio during the three months ended March 31, 2010. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. During the three months ended March 31, 2009, the Corporation sold $27.7 million in available for sale securities that resulted in a $37 thousand net gain. Additionally, the Corporation realized an other-than-temporary impairment charge of $1.2 million on its equity portfolio during the first quarter of 2009. The Corporation determined that there was an increased severity and duration of the decline in fair values during the first quarter of 2009 due to a decline in the financial stability of the underlying companies.
Net losses on the disposition of fixed assets were $6 thousand and $130 thousand for the three months ended March 31, 2010 and 2009, respectively. Net losses in 2009 were mostly the result of relocating a banking office within one of its supermarket locations to a traditional office and the demolition of the Corporation’s former operations center.
Other non-interest income includes fair value adjustments on derivatives, losses on investments in partnerships, gains on sales of other real estate owned, reinsurance income and other miscellaneous income. Other non-interest income decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a negative fair value adjustment on interest rate swaps, a reduction in the fair market valuation on forward contracts and a write-down on an other real estate owned property to fair value partially offset by income received from a litigation settlement.
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
The following table presents noninterest expense for the periods indicated:

	For the Three Months Ended
	March 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$9,811	$9,432	$379	4.0%
Net occupancy	1,354	1,392	(38)	(2.7)
Equipment	938	841	97	11.5
Marketing and advertising	684	163	521	N/M
Deposit insurance premiums	597	583	14	2.4
Other	3,695	3,092	603	19.5

Total noninterest expense	$17,079	$15,503	$1,576	10.2

Salaries and benefits increased for the three months ended March 31, 2010 compared to the same period in 2009 mainly due to additional personnel to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses.
Marketing and advertising expenses increased during the three months ended March 31, 2010 primarily to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets.
Other expenses increased primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity and increased audit expenses.

Tax Provision
The provision for income taxes was $368 thousand for the three months ended March 31, 2010 compared to $1.0 million in 2009, at effective rates of 11.02% and 21.07%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance. The decrease in the effective tax rate between the three-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Financial Condition
Assets
Total assets decreased $20.6 million since December 31, 2009. This decrease was primarily due to a decrease in interest-earning deposits partially offset by an increase in investment securities. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Cash, interest-earning deposits and federal funds sold	$31,576	$68,597	$(37,021)	(54.0)%
Investment securities	436,368	420,045	16,323	3.9
Loans held for sale	1,165	1,693	(528)	(31.2)
Total loans and leases	1,427,805	1,425,980	1,825	0.1
Reserve for loan and lease losses	(27,065)	(24,798)	(2,267)	(9.1)
Premises and equipment, net	34,892	34,201	691	2.0
Goodwill and other intangibles, net	55,858	55,970	(112)	(0.2)
Bank owned life insurance	47,072	46,740	332	0.7
Accrued interest and other assets	57,151	56,993	158	0.3

Total assets	$2,064,822	$2,085,421	$(20,599)	(1.0)

Cash, Interest-earning Deposits and Federal Funds Sold
Cash, interest-earning deposits and federal funds sold increased as of March 31, 2010 as compared to December 31, 2009 primarily due to a $30.4 million decrease in interest-bearing deposits with other banks. The excess cash was used to pay-off maturing borrowings and purchase higher yielding rate investment securities.
Investment Securities
The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create more economically attractive returns on these investments, and to collateralize public funds deposits. The securities portfolio consists primarily of U.S. Government agency, residential mortgage-backed and municipal securities.
Total investments increased primarily due to security purchases of $98.0 million that were partially offset by maturities and paydowns of $23.2 million and sales and calls of $59.5 million. The overall increase was necessary to collateralize growth in public fund deposits, sweep repurchases and trust deposits.
Loans and Leases
Total gross loans and leases increased at March 31, 2010 as compared to December 31, 2009 mainly due to increases in commercial real estate loans of $6.8 million and lease financings of $3.5 million. These increases were partially offset by decreases in residential real estate loans of $5.6 million and commercial loans of $1.9 million.

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
Total cash basis, restructured and nonaccrual loans and leases totaled $36.5 million at March 31, 2010, $37.1 million at December 31, 2009 and $4.4 million at March 31, 2009; the balance at March 31, 2010 primarily consisted of real estate—construction and real estate—commercial loans. For the three months ended March 31, 2010 and 2009, nonaccrual loans and leases resulted in lost interest income of $510 thousand and $92 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 2.75% as of March 31, 2010, compared to 2.89% as of December 31, 2009 and 0.64% as of March 31, 2009. The ratio of nonperforming assets to total assets was 1.90% at March 31, 2010, 1.98% at December 31, 2009 and 0.45% at March 31, 2009.
At March 31, 2010, the recorded investment in loans and leases that were considered to be impaired was $36.5 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases decreased $562 thousand at March 31, 2010 compared to December 31, 2009 mainly as charge-offs of $2.4 million and paydowns of $1.4 million more than offset additions of $3.2 million. Impaired loans and leases increased at March 31, 2010 compared to March 31, 2009 primarily due to two credits which went on non-accrual during the third quarter of 2009 as well as an increase in other unrelated non-accrual commercial real estate loans. One credit is a Shared National Credit to a continuing care retirement community in which Univest participates. The parent company of the community has come under financial difficulty and as a result the parent company and all communities declared bankruptcy. The credit had $6.7 million outstanding at March 31, 2010 and is listed within the real estate—construction loan category. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated $16.6 million at March 31, 2010; of which $11.8 million is listed within the real estate—commercial loan category and $4.8 million is listed within the real estate—construction loan category. There is a specific allowance of $170 thousand on this credit as the value of the underlying collateral is slightly insufficient on one of the credits. Univest will continue to closely monitor these credits and may have to provide additional reserves in future quarters related to these credits. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired was $37.1 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.4 million. At March 31, 2009, the recorded investment in loans and leases that were considered to be impaired was $4.4 million and the related reserve for loan and lease losses for those credits was $621 thousand.
The Corporation sold the five other real estate owned properties owned at March 31, 2009, during 2009. The Corporation acquired five additional other real estate owned properties during 2009 of which one was sold during the first quarter of 2010. At March 31, 2010, the Corporation owned four other real estate properties of which three are residential properties and one is a commercial property. The commercial property was written down by $359 thousand during the first quarter of 2010.

Table 3 — Nonaccrual, Past Due and Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as well as other real estate owned as of the dates indicated:

	At March 31,	At December 31,	At March 31,
	2010	2009	2009
Nonaccruing loans and leases:
Commercial, financial and agricultural	$2,689	$3,275	$1,784
Real estate — commercial	15,148	14,005	458
Real estate — construction	14,244	14,872	—
Real estate — residential	1,910	572	808
Leases financings	865	774	625

Total nonaccruing loans and leases	34,856	33,498	3,675
Restructured loans and leases, not included above	1,691	3,611	747

Total impaired loans and leases	$36,547	$37,109	$4,422

Accruing loans and leases 90 days or more past due:
Commercial and industrial loans	$—	$134	$1,023
Real estate — commercial	—	—	512
Real estate — residential	141	273	292
Loans to individuals	162	319	272
Lease financings	—	—	10

Total accruing loans and leases, 90 days or more past due	$303	$726	$2,109

Other real estate owned	$2,453	$3,428	$2,824

Total non-performing assets	$39,303	$41,263	$9,355

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
The reserve for loan and lease losses increased $2.3 million from December 31, 2009 to March 31, 2010, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.90% at March 31, 2010 and 1.74% at December 31, 2009.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was $362 thousand and $322 thousand for the three months ended March 31, 2010 and 2009, respectively. The Corporation also has goodwill with a net carrying amount of $50.4 million at March 31, 2010 and December 31, 2009, which is deemed to be an indefinite intangible asset and is not amortized.
Goodwill and other identifiable intangibles are reviewed for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation completed an annual impairment test for the intangible asset category during 2009 and there were no impairments recorded in 2009. There can be no assurance that future impairment tests will not result in a charge to earnings. At March 31, 2010, there were no circumstances to indicate impairment.
Other Assets
At March 31, 2010 and December 31, 2009, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.4 million as of March 31, 2010 and December 31, 2009. On December 23, 2008, the FHLB announced that it was suspending the payment of its dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This was due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of March 31, 2010 and December 31, 2009, the FHLB stock is recorded at cost.

Liabilities
Total liabilities decreased since December 31, 2009 primarily due to a decrease in short-term borrowings, partially offset by an increase in deposits. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
	2010	2009	Amount	Percent
Deposits	$1,572,681	$1,564,257	$8,424	0.5%
Short-term borrowings	157,143	183,379	(26,236)	(14.3)
Long-term borrowings	30,494	30,684	(190)	(0.6)
Accrued expenses and other liabilities	36,654	39,294	(2,640)	(6.7)

Total liabilities	$1,796,972	$1,817,614	$(20,642)	(1.1)

Deposits
Total deposits increased at the Bank primarily due to an increase of $36.4 million in regular savings which was partially offset by decreases in time deposits of $19.6 million and money market savings accounts of $7.2 million.
Borrowings
Long-term borrowings at March 31, 2010, included $4.9 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to maturities of $28.0 million.
Shareholders’ Equity
Total shareholders’ equity at March 31, 2010 remained level with December 31, 2009.
The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
	2010	2009	Amount	Percent
Common stock	$91,332	$91,332	$—	—
Additional paid-in capital	59,000	60,126	(1,126)	(1.9)
Retained earnings	149,576	150,507	(931)	(0.6)
Accumulated other comprehensive loss	(695)	(524)	(171)	(32.6)
Treasury stock	(31,363)	(33,634)	2,271	6.8

Total shareholders’ equity	$267,850	$267,807	$43	—

Retained earnings at March 31, 2010 were impacted by the three months of net income of $3.0 million offset by cash dividends of $3.3 million declared during the first three months of 2010. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, employee stock options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
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
Table 4 — Regulatory Capital

					To Be Well-
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$255,896	15.78%	$129,712	8.00%	$162,140	10.00%
Bank	241,555	15.14	127,671	8.00	159,588	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	234,145	14.44	64,856	4.00	97,284	6.00
Bank	221,517	13.88	63,835	4.00	95,753	6.00
Tier 1 Capital (to Average Assets):
Corporation	234,145	11.82	79,224	4.00	99,030	5.00
Bank	221,517	11.29	78,457	4.00	98,072	5.00

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$255,482	15.76%	$129,711	8.00%	$162,139	10.00%
Bank	241,177	15.13	127,502	8.00	159,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	233,654	14.41	64,856	4.00	97,283	6.00
Bank	221,193	13.88	63,751	4.00	95,626	6.00
Tier 1 Capital (to Average Assets):
Corporation	233,654	11.46	81,539	4.00	101,924	5.00
Bank	221,193	10.97	80,666	4.00	100,833	5.00
As of March 31, 2010 and December 31, 2009, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of March 31, 2010, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At March 31, 2010 and December 31, 2009, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $374.1 million. At March 31, 2010 and December 31, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $64.0 million and $92.0 million, respectively. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2010 and December 31, 2009. Outstanding borrowings under these lines totaled $2.0 million at March 31, 2010; there were no outstanding balances at December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2010 and December 31, 2009, the Corporation had no outstanding borrowings under this line.
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

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of Univest Corporation of Pennsylvania (“Univest”). Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on their evaluation, Management concluded that the disclosure controls and procedures were effective to ensure that financial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2009 as filed with the Securities and Exchange Commission on March 5, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2010.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (3)
January 1 - 31, 2010	151	$17.58	—	643,782
February 1 - 28, 2010	174	$17.50	—	643,782
March 1 - 31, 2010	—	—	—	643,782

Total	325		—

1.	Transactions are reported as of settlement dates.

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
Item 4. Removed and Reserved
Item 5. Other Information
None
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

Univest Corporation of Pennsylvania (Registrant)
Date: May 7, 2010	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President, and
Chief Financial Officer (Principal Financial and Accounting Officer)