Form 10-Q
period 2010-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2010-08-06
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,621,563

(Title of Class)	(Number of shares outstanding at July 30, 2010)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
	At June 30, 2010	At December 31, 2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$23,127	$20,535
Interest-earning deposits with other banks	19,677	48,062
Investment securities held-to-maturity (fair value $68 and $108 at June 30, 2010 and December 31, 2009, respectively)	67	103
Investment securities available-for-sale	434,610	419,942
Loans held for sale	2,485	1,693
Loans and leases	1,449,147	1,425,980
Less: Reserve for loan and lease losses	(29,109)	(24,798)

Net loans and leases	1,420,038	1,401,182

Premises and equipment, net	34,739	34,201
Goodwill	50,395	50,393
Other intangibles, net of accumulated amortization of $8,719 and $8,015 at June 30, 2010 and December 31, 2009, respectively	5,381	5,577
Bank owned life insurance	47,274	46,740
Accrued interest and other assets	50,779	56,993

Total assets	$2,088,572	$2,085,421

LIABILITIES
Demand deposits, noninterest-bearing	$255,880	$242,691
Demand deposits, interest-bearing	470,655	470,572
Savings deposits	453,587	400,452
Time deposits	429,650	450,542

Total deposits	1,609,772	1,564,257

Securities sold under agreements to repurchase	92,659	95,624
Other short-term borrowings	49,046	87,755
Accrued expenses and other liabilities	37,452	39,294
Long-term debt	5,000	5,190
Subordinated notes	4,500	4,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,819,048	1,817,614

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2010 and December 31, 2009; 18,266,404 shares issued at June 30, 2010 and December 31, 2009; 16,590,710 and 16,465,083 shares outstanding at June 30, 2010 and December 31, 2009, respectively	91,332	91,332
Additional paid-in capital	58,980	60,126
Retained earnings	149,859	150,507
Accumulated other comprehensive income (loss), net of taxes	49	(524)
Treasury stock, at cost; 1,675,694 shares and 1,801,321 shares at June 30, 2010 and December 31, 2009, respectively	(30,696)	(33,634)

Total shareholders’ equity	269,524	267,807

Total liabilities and shareholders’ equity	$2,088,572	$2,085,421

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$17,770	$19,001	$35,376	$37,549
Exempt from federal income taxes	1,062	960	2,039	1,882

Total interest and fees on loans and leases	18,832	19,961	37,415	39,431

Interest and dividends on investment securities:
Taxable	2,855	3,422	5,616	7,238
Exempt from federal income taxes	1,172	1,144	2,302	2,257
Other interest income	19	2	30	5

Total interest income	22,878	24,529	45,363	48,931

Interest expense
Interest on deposits	3,588	5,706	7,808	12,118
Interest on short-term borrowings	653	824	1,455	1,303
Interest on long-term borrowings	361	826	719	1,992

Total interest expense	4,602	7,356	9,982	15,413

Net interest income	18,276	17,173	35,381	33,518
Provision for loan and lease losses	4,865	5,353	9,760	7,509

Net interest income after provision for loan and lease losses	13,411	11,820	25,621	26,009

Noninterest income
Trust fee income	1,500	1,325	3,000	2,750
Service charges on deposit accounts	1,812	1,692	3,594	3,305
Investment advisory commission and fee income	1,152	766	2,208	1,526
Insurance commission and fee income	1,896	1,964	4,139	4,097
Other service fee income	1,475	920	2,384	1,724
Bank owned life insurance income	202	408	534	565
Other-than-temporary impairment on equity securities	(42)	(223)	(47)	(1,400)
Net gain (loss) on sales of securities	38	(22)	87	15
Net gain on sales of loans held for sale	278	669	638	930
Net (loss) gain on derivative instruments	(319)	266	(529)	496
Net loss on dispositions of fixed assets	(5)	(17)	(11)	(147)
Other	72	78	269	139

Total noninterest income	8,059	7,826	16,266	14,000

Noninterest expense
Salaries and benefits	9,469	9,417	19,280	18,849
Net occupancy	1,309	1,275	2,663	2,667
Equipment	900	850	1,838	1,691
Marketing and advertising	917	317	1,601	480
Deposit insurance premiums	663	1,477	1,260	2,060
Other	3,651	3,454	7,346	6,546

Total noninterest expense	16,909	16,790	33,988	32,293

Income before income taxes	4,561	2,856	7,899	7,716
Applicable income taxes	831	187	1,199	1,211

Net income	$3,730	$2,669	$6,700	$6,505

Net income per share:
Basic	$.23	$.21	$.40	$.50
Diluted	.23	.21	.40	.50
Dividends declared	.20	.20	.40	.40
Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total
	(Dollars in thousands)
Six Months Ended June 30, 2010

Balance at December 31, 2009:	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	6,700	—	6,700
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available-for-sale	—	1,471	—	—	—	—	1,471
Unrealized loss on swap	—	(1,047)	—	—	—	—	(1,047)
Unrecognized pension benefits	—	149	—	—	—	—	149

Total comprehensive income	—	—	—	—	—	—	7,273

Cash dividends declared ($0.40 per share)	—	—	—	—	(6,631)	—	(6,631)
Stock issued under dividend reinvestment and employee stock purchase plans	57,970			—	(321)	1,351	1,030
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	67,982	—	—	(1,197)	(396)	1,593	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at June 30, 2010	16,590,710	$49	$91,332	$58,980	$149,859	$(30,696)	$269,524

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total
	(Dollars in thousands)
Six Months Ended June 30, 2009

Balance at December 31, 2008:	12,938,514	$(8,619)	$74,370	$22,459	$151,816	$(36,819)	$203,207
Comprehensive income:
Net income	—	—	—	—	6,505	—	6,505
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available-for-sale	—	1,517	—	—	—	—	1,517
Unrealized gain on swap	—	1,243	—	—	—	—	1,243
Unrecognized pension benefits	—	303	—	—	—	—	303

Total comprehensive income	—	—	—	—	—	—	9,568

Cash dividends declared ($0.40 per share)	—	—	—	—	(5,204)	—	(5,204)
Stock issued under dividend reinvestment and employee stock purchase plans	47,094			27	(178)	1,221	1,070
Exercise of stock options	2,547	—	—	(10)	13	60	63
Purchases of treasury stock	(11,642)	—	—	—	—	(370)	(370)
Restricted stock awards granted	47,191	—	—	(1,118)	(2)	1,120	—
Vesting of restricted stock awards	—	—	—	24	—	—	24

Balance at June 30, 2009	13,023,704	$(5,556)	$74,370	$21,382	$152,950	$(34,788)	$208,358

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,700	$6,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,760	7,509
Depreciation of premises and equipment	1,260	1,186
Other-than-temporary impairment on equity securities	47	1,400
Net gain on sales of investment securities	(87)	(15)
Net gain on sales of loans held for sale	(638)	(930)
Net loss (gain) on derivative instruments	529	(496)
Realized losses on dispositions of fixed assets	11	147
Net loss (gains) on sales and write-downs of other real estate owned	363	(9)
Bank owned life insurance income	(534)	(565)
Other adjustments to reconcile net income to cash provided by operating activities	2,795	(203)
Originations of loans held for sale	(53,994)	(72,404)
Proceeds from the sale of loans held for sale	53,840	71,138
Increase in interest receivable and other assets	(1,894)	(2,243)
(Decrease) increase in accrued expenses and other liabilities	(2,331)	8,789

Net cash provided by operating activities	15,827	19,809

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(2)	(165)
Net capital expenditures	(1,809)	(1,188)
Proceeds from maturities of securities held-to-maturity	37	176
Proceeds from maturities of securities available-for-sale	39,301	30,522
Proceeds from sales and calls of securities available-for-sale	115,831	103,158
Purchases of investment securities available-for-sale	(166,286)	(126,365)
Purchases of lease financings	(4,816)	(3,451)
Net increase in loans and leases	(23,137)	(15,739)
Net decrease in interest-bearing deposits	28,385	3,320
Proceeds from sales of other real estate owned	1,425	101

Net cash used in investing activities	(11,071)	(9,631)

Cash flows from financing activities:
Net increase in deposits	45,515	37,748
Net decrease in short-term borrowings	(41,721)	(47,088)
Repayment of subordinated debt	(375)	(750)
Purchases of treasury stock	(6)	(370)
Stock issued under dividend reinvestment and employee stock purchase plans	1,030	1,070
Proceeds from exercise of stock options, including tax benefits	—	63
Cash dividends paid	(6,607)	(5,185)

Net cash used in financing activities	(2,164)	(14,512)

Net increase (decrease) in cash and due from banks	2,592	(4,334)
Cash and due from banks at beginning of year	20,535	34,800

Cash and due from banks at end of period	$23,127	$30,466

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,069	$15,949
Income taxes, net of refunds received	129	1,498
Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 5, 2010.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, the allowance for loan and lease losses, valuation of goodwill and other intangible assets, deferred tax assets and liabilities, benefit plans and stock-based compensation expense, and mortgage servicing rights.
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

Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2010 and December 31, 2009 by maturity within each type.

	At June 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$36	$—	$—	$36
After 1 year to 5 years	14	1	—	15

	50	1	—	51

Other securities:
After 1 year to 5 years	17	—	—	17

	17	—	—	17

Total	$67	$1	$—	$68

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$5,000	$5	$—	$5,005
After 1 year to 5 years	147,758	1,233	(71)	148,920
After 5 years to 10 years	3,450	13	—	3,463

	156,208	1,251	(71)	157,388

State and political subdivisions:
Within 1 year	452	—	(1)	451
After 1 year to 5 years	9,080	394	—	9,474
After 5 years to 10 years	18,380	416	(46)	18,750
Over 10 years	76,501	1,623	(175)	77,949

	104,413	2,433	(222)	106,624

Residential mortgage-backed securities:
Within 1 year	3	—	—	3
After 5 years to 10 years	14,086	801	—	14,887
Over 10 years	68,505	4,390	(682)	72,213

	82,594	5,191	(682)	87,103

Commercial mortgage obligations:
After 5 years to 10 years	11,533	289	—	11,822
Over 10 years	53,882	1,739	—	55,621

	65,415	2,028	—	67,443

Asset backed securities:
After 1 year to 5 years	300	1	—	301

	300	1	—	301

Other securities:
Within 1 year	12,657	102	—	12,759

	12,657	102	—	12,759

Equity securities:
No stated maturity	2,494	511	(13)	2,992

	2,494	511	(13)	2,992

Total	$424,081	$11,517	$(988)	$434,610

	At December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Book Value	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$87	$5	$—	$92

	87	5	—	92

Other securities:
After 1 year to 5 years	16	—	—	16

	16	—	—	16

Total	$103	$5	$—	$108

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$7,000	$—	$—	$7,000
After 1 year to 5 years	112,937	293	(238)	112,992

	119,937	293	(238)	119,992

State and political subdivisions:
After 1 year to 5 years	8,287	262	(2)	8,547
After 5 years to 10 years	28,894	636	(23)	29,507
Over 10 years	68,560	1,200	(248)	69,512

	105,741	2,098	(273)	107,566

Residential mortgage-backed securities:
Within 1 year	1,461	18	—	1,479
After 1 year to 5 years	6	—	—	6
After 5 years to 10 years	15,865	452	—	16,317
Over 10 years	80,464	3,852	(829)	83,487

	97,796	4,322	(829)	101,289

Commercial mortgage obligations:
After 5 years to 10 years	8,644	327	—	8,971
Over 10 years	68,440	2,043	—	70,483

	77,084	2,370	—	79,454

Asset backed securities:
After 1 year to 5 years	564	9	—	573

	564	9	—	573

Other securities:
Within 1 year	5,968	48	—	6,016
After 1 year to 5 years	2,996	132	—	3,128

	8,964	180	—	9,144

Equity securities:
No stated maturity	1,589	363	(28)	1,924

	1,589	363	(28)	1,924

Total	$411,675	$9,635	$(1,368)	$419,942

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $308.4 million and $300.7 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the six months ended June 30, 2010 and 2009, available-for-sale securities with a fair value at the date of sale of $3.9 million and $33.0 million, respectively, were sold. Gross realized gains on such sales totaled $108 thousand during 2010 and $43 thousand in 2009. Gross realized losses on sales were $21 thousand in 2010 and $28 thousand in 2009. Tax expense related to net realized gains from the sales of investment securities for the six months ended June 30, 2010 and 2009 was $30 thousand and $5 thousand, respectively. Accumulated other comprehensive income related to securities of $6.8 million and $5.4 million, net of taxes, has been included in shareholders’ equity at June 30, 2010 and December 31, 2009, respectively. Unrealized losses in investment securities at June 30, 2010 and December 31, 2009 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $47 thousand and $1.4 million, respectively, on its equity portfolio during the six months ended June 30, 2010 and 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009.
Management evaluates debt securities, which comprises U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2010 and 2009.
At June 30, 2010 and December 31, 2009, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009:

	At June 30, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government corporations and agencies	$15,048	$(71)	$—	$—	$15,048	$(71)
State and political subdivisions	11,749	(200)	1,142	(22)	12,891	(222)
Residential mortgage-backed securities	32	—	4,843	$(682)	4,875	(682)
Equity securities	128	(10)	17	(3)	145	(13)

Total	$26,957	$(281)	$6,002	$(707)	$32,959	$(988)

	At December 31, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. government corporations and agencies	$47,057	$(238)	$—	$—	$47,057	$(238)
State and political subdivisions	16,378	(248)	1,141	(25)	17,519	(273)
Residential mortgage-backed securities	—	—	5,323	(829)	5,323	(829)
Commercial mortgage obligations	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Equity securities	128	(15)	95	(13)	223	(28)

Total	$63,563	$(501)	$6,559	$(867)	$70,122	$(1,368)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At June 30,	At December 31,
	2010	2009
	(Dollars in thousands)

Commercial, financial and agricultural	$463,742	$447,495
Real estate-commercial	506,449	487,688
Real estate-construction	90,511	91,891
Real estate-residential	254,602	266,622
Loans to individuals	44,968	46,761
Lease financings	99,527	95,678

Total gross loans and leases	1,459,799	1,436,135
Less: Unearned income	(10,652)	(10,155)

Total loans and leases, net of unearned income	$1,449,147	$1,425,980

Note 4. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Reserve for loan and lease losses at beginning of period	$27,065	$14,720	$24,798	$13,118
Provision for loan and lease losses	4,865	5,353	9,760	7,509
Recoveries	800	180	1,013	374
Loans and leases charged off	(3,621)	(1,429)	(6,462)	(2,177)

Reserve for loan and lease losses at period end	$29,109	$18,824	$29,109	$18,824

Information with respect to loans and leases that are impaired is as follows:

	At June 30, 2010		At December 31, 2009
		Specific		Specific
	Balance	Reserve	Balance	Reserve
	(Dollars in thousands)
Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$13,297	$4,128	$9,549	$1,424
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	17,743	—	27,560	—

Recorded investment in impaired loans and leases at period-end	$31,040		$37,109

Recorded investment in nonaccrual and restructured loans and leases at period-end	$31,040		$37,109

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Recorded investment in nonaccrual and restructured loans and leases at period end	$31,040	$9,086	$31,040	$9,086
Average recorded investment in impaired loans and leases	32,763	6,764	34,872	5,855
Interest income that would have been recognized under original terms	404	98	914	190
Interest income of $25 thousand was recognized on these loans for the three and six months ended June 30, 2010, respectively. Interest income of $41 thousand and $52 thousand was recognized on these loans for the three and six months ended June 30, 2009, respectively.
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
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Beginning of period	$1,620	$526	$1,437	$418
Servicing rights capitalized	258	539	508	692
Amortization of servicing rights	(75)	(36)	(140)	(37)
Changes in valuation	(4)	(9)	(6)	(53)

End of period	$1,799	$1,020	$1,799	$1,020

Mortgage loans serviced for others	$216,760	$116,419	$216,760	$116,419

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Valuation allowance, beginning of period	$(252)	$(211)	$(250)	$(167)
Additions	(4)	(9)	(6)	(53)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(256)	$(220)	$(256)	$(220)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	Amount
(Dollars in thousands)

2010	$179
2011	287
2012	240
2013	202
2014	170
Thereafter	721
The Corporation services loans for others with unpaid principal balances at June 30, 2010 and December 31, 2009 of approximately $216.8 million and $174.1 million, respectively. The balance of mortgage servicing rights, net of fair value adjustments and accumulated amortization, or fair value, included in other intangibles at June 30, 2010 was $1.8 million and at December 31, 2009 was $1.4 million. The aggregate fair value of these rights was $2.0 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.05% to 10.00% for the six months ended June 30, 2010. The cumulative unfavorable fair value adjustments were $256 thousand and $250 thousand at June 30, 2010 and December 31, 2009, respectively.
Note 6. Income Taxes
As of June 30, 2010 and December 31, 2009, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2010, the Corporation’s tax years 2006 through 2009 remain subject to federal examination as well as examination by state taxing jurisdictions.
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
Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,
	2010	2009	2010	2009
	Retirement Plans		Other Post Retirement Benefits
	(Dollars in thousands)

Service cost	$214	$374	$18	$18
Interest cost	495	470	27	23
Expected return on plan assets	(404)	(359)	—	—
Amortization of transition asset	(71)	—	—	—
Amortization of net loss	168	244	(3)	5
Amortization (accretion) of prior service cost	(6)	10	(5)	(5)

Net periodic cost	$396	$739	$37	$41

\

	Six Months Ended June 30,
	2010	2009	2010	2009
	Retirement Plans		Other Post Retirement Benefits
	(Dollars in thousands)

Service cost	$350	$709	$38	$36
Interest cost	993	978	53	47
Expected return on plan assets	(835)	(772)	—	—
Amortization of transition asset	(142)	—	—	—
Amortization of net loss	337	448	7	7
Amortization (accretion) of prior service cost	24	24	(10)	(10)

Net periodic cost	$727	$1,387	$88	$80

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make contributions of $471 thousand to its qualified and non-qualified retirement plans and $202 thousand to its other postretirement benefit plans in 2010. During the six months ended June 30, 2010, the Corporation contributed $306 thousand and $40 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of June 30, 2010, $978 thousand and $40 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$3,730	$2,669	6,700	$6,505

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	16,590	13,023	16,563	13,000
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,590	13,023	16,563	13,000

Basic earnings per share	$0.23	$0.21	$0.40	$0.50

Diluted earnings per share	$0.23	$0.21	$0.40	$0.50

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended June 30, 2010 and 2009, there were 403,032 and 408,482 anti-dilutive options at an average exercise price of $23.41 and $23.44, per share, respectively. For the six months ended June 30, 2010 and 2009, there were 403,032 and 200,254 anti-dilutive options at an average exercise price of $23.41 and $25.76, per share, respectively.

Note 9. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income
The following table shows the components of comprehensive income, net of income taxes, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$3,730	$2,669	$6,700	$6,505

Net unrealized gains on available-for-sale investment securities:
Net unrealized gains arising during the period	1,506	330	1,497	617
Less: reclassification adjustment for net gains (losses) on sales realized in net income	25	(14)	57	10
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(28)	(145)	(31)	(910)

Total net unrealized gains on available-for-sale investment securities	1,509	489	1,471	1,517
Net change in fair value of derivative used for cash flow hedges	(828)	932	(1,047)	1,243
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	—	—	—	—
Less: accretion of transition asset included in net periodic pension costs	46	—	92	—
Less: amortization of net loss included in net periodic pension costs	(116)	(148)	(232)	(295)
Less: accretion (amortization) of prior service cost included in net periodic pension costs	7	(4)	(9)	(8)

Total defined benefit pension plans	63	152	149	303

Total comprehensive income, net of tax	$4,474	$4,242	$7,273	$9,568

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

	Net Unrealized	Net Change in Fair
	Gains on Available	Value of Derivative	Net Change Related	Accumulated Other
	for Sale Investment	Used for Cash Flow	to Defined Benefit	Comprehensive
	Securities	Hedges	Pension Plan	(Loss) Income
	(Dollars in thousands)

Balance, December 31, 2008	$2,281	$(149)	$(10,751)	$(8,619)
Net Change	1,517	1,243	303	3,063

Balance, June 30, 2009	$3,798	$1,094	$(10,448)	$(5,556)

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	1,471	(1,047)	149	573

Balance, June 30, 2010	$6,844	$103	$(6,898)	$49

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
The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in equity until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in income. For a qualifying fair value hedge, the gain or loss on the hedging relationship is recognized in earnings, and the change in fair value on the hedged item to the extent attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized in earnings.
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At June 30, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $29.2 million and $31.7 million, respectively, with fair values of a positive $747 thousand and a negative $295 thousand, respectively. At December 31, 2009, the notional amounts of interest rate locks with customers and forward loan commitments were $11.6 million and $13.3 million, respectively, with fair values of $24 thousand and $132 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments which resulted in a gain of $562 thousand and a loss of $43 thousand for the three months ended June 30, 2010 and 2009, respectively and gains of $723 thousand and $207 thousand for the six months ended June 30, 2010 and 2009, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments which resulted in a loss of $365 thousand and a gain of $24 thousand for the three months ended June 30, 2010 and 2009, respectively and a loss of $426 thousand and a gain of $8 thousand for the six months ended June 30, 2010 and 2009, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net (loss) gain on derivative instruments in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation pays a fixed rate of 6.49% and receives a floating rate which is based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a termination date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and $5.0 million will remain undesignated. At June 30, 2010, the $17.0 million interest rate swap had a negative fair value of $349 thousand and was classified on the balance sheet as other liabilities; the $5.0 million undesignated interest rate swap has a negative fair value of $103 thousand and was classified on the balance sheet as other liabilities. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million which was classified on the balance sheet in other assets. The underlying commercial loan had a positive fair value adjustment at June 30, 2010 of $426 thousand and a negative fair value adjustment at December 31, 2009 of $431 thousand, which are classified on the balance sheet as a component of loans and leases. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in a loss of $516 thousand and a gain of $285 thousand for the three months ended June 30, 2010 and 2009, respectively and a loss of $826 thousand and a gain of $281 thousand for the six months ended June 30, 2010 and 2009, respectively. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on derivative instruments in the Corporation’s consolidated statements of income.

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a termination date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the value of the hedged item. At June 30, 2010, the interest rate swap had a positive fair value of $158 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $103 thousand is recorded as a component of accumulated other comprehensive income on the balance sheet. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million was recorded as a component of accumulated other comprehensive income on the balance sheet. The cash payments on the interest rate swap of $119 thousand and $78 thousand during the three months ended June 30, 2010 and 2009, respectively, and $239 thousand and $149 thousand during the six months ended June 30, 2010 and 2009, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $406 thousand of the net gain in accumulated other comprehensive income will be reclassified as a reduction of interest expense within the next twelve months.
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
Commercial real estate loan
The fair value of the hedged real estate-commercial loan (as discussed in Note 10) is based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, classified using the fair value hierarchy:

	At June 30, 2010
				Assets/
				Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$157,388	$—	$157,388
State and political subdivisions	—	106,624	—	106,624
Mortgage-backed securities	—	87,103	—	87,103
Commercial mortgage obligations	—	62,691	4,752	67,443
Asset-backed securities	—	—	301	301
Other securities	—	12,759	—	12,759
Equity securities	1,911	1,081	—	2,992

Total available-for-sale securities	1,911	427,646	5,053	434,610

Commercial real estate loan	—	17,381	—	17,381
Interest rate swaps	—	158	—	158
Interest rate locks with customers	—	747	—	747

Total assets	$1,911	$445,932	$5,053	$452,896

Liabilities:
Interest rate swap	$—	$452	$—	$452
Forward loan commitments	—	295	—	295

Total liabilities	$—	$747	$—	$747

	At December 31, 2009
				Assets/
				Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$119,992	$—	$119,992
State and political subdivisions	—	107,566	—	107,566
Mortgage-backed securities	—	101,289	—	101,289
Commercial mortgage obligations	—	74,282	5,172	79,454
Asset-backed securities	—	—	573	573
Other securities	—	9,144	—	9,144
Equity securities	1,924	—	—	1,924

Total available-for-sale securities	1,924	412,273	5,745	419,942

Interest rate swaps	—	2,968	—	2,968
Interest rate locks with customers	—	24	—	24
Forward loan commitments	—	132	—	132

Total assets	$1,924	$415,397	$5,745	$423,066

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	March 31,	(Losses) or	Gains or		June 30,
	2010	Gains	(Losses)	Paydowns	2010
	(Dollars in thousands)
Available-for-sale securities:
Commercial mortgage obligations	$5,051	$24	$—	$(323)	$4,752
Asset-backed securities	438	(3)	—	(134)	301

Total Level 3 assets	$5,489	$21	$—	$(457)	$5,053

	Three Months Ended June 30, 2009
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	March 31,	(Losses) or	Gains or		June 30,
	2009	Gains	(Losses)	Paydowns	2009
	(Dollars in thousands)
Available-for-sale securities:
Commercial mortgage obligations	$5,203	$633	$—	$(421)	$5,415
Asset-backed securities	1,036	37	—	(187)	886

Total Level 3 assets	$6,239	$670	$—	$(608)	$6,301

	Six Months Ended June 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	(Losses) or	Gains or		June 30,
	2009	Gains	(Losses)	Paydowns	2010
	(Dollars in thousands)
Available-for-sale securities:
Commercial mortgage obligations	$5,172	$146	$—	$(566)	$4,752
Asset-backed securities	573	(8)	—	(264)	301

Total Level 3 assets	$5,745	$138	$—	$(830)	$5,053

	Six Months Ended June 30, 2009
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	(Losses) or	Gains or		June 30,
	2008	Gains	(Losses)	Paydowns	2009
	(Dollars in thousands)
Available-for-sale securities:
Commercial mortgage obligations	$5,340	$757	$—	$(682)	$5,415
Asset-backed securities	1,211	34	—	(359)	886

Total Level 3 assets	$6,551	$791	$—	$(1,041)	$6,301

Realized gains or losses are recognized in the Consolidated Statements of Income. There were no realized gains or losses recognized on Level 3 assets during the three or six month periods ended June 30, 2010 or 2009.
The following table represents assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009.

	At June 30, 2010
				Assets/
				Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Impaired loans and leases	$—	$—	$26,912	$26,912
Mortgage servicing rights	—	1,799	—	1,799

Total	$—	$1,799	$26,912	$28,711

	At December 31, 2009
				Assets/
				Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)

Acquired leases	$—	$—	$3,796	$3,796
Real estate-commercial loan	—	16,569	—	16,569
Impaired loans and leases	—	—	35,685	35,685
Mortgage servicing rights	—	1,437	—	1,437
Other long-lived assets	—	1,080	—	1,080

Total	$—	$19,086	$39,481	$58,567

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these leases. Acquired leases are classified within Level 3 of the valuation hierarchy.
The fair value of the hedged real estate-commercial loan (as discussed in Note 10) is based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and at that time the remaining $17.0 million loan was marked to fair value due to the de-designation of the fair value hedge, which was considered a one-time event. During the first quarter of 2010, the swap was re-designated and the hedged loan is being marked to fair value on a recurring basis.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2010, impaired loans and leases had a carrying amount of $31.0 million with a valuation allowance of $4.1 million. During the six months ended June 30, 2010, the carrying value of impaired loans and leases was increased by $3.0 million based on the fair value of the underlying collateral, with an offset to the allowance for loan and lease losses. At December 31, 2009, impaired loans and leases had a carrying amount of $37.1 million with a valuation allowance of $1.4 million.
The Corporation estimates the fair value of mortgage servicing rights (“MSR’s”) using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSR’s are classified within Level 2 of the valuation hierarchy. The Corporation reviews the MSR portfolio on a quarterly basis for impairment and the MSR’s are carried at the lower of amortized cost or estimated fair value.
The fair value of long-lived assets is based upon readily available market prices adjusted for underlying restrictions on selling; therefore, long-lived assets are classified within Level 2 of the valuation hierarchy. At December 31, 2009, long-lived assets in the previous non-recurring basis table consisted of the Corporation’s ownership of shares of stock in a company which it was restricted from trading. During the first quarter of 2010, due to increased market activity and removal of underlying restrictions from selling, these thinly traded equities were marked to fair value and continue to be marked to fair value on a recurring basis and are included in equity securities in the previous recurring basis table.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the six months ended June 30, 2010, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At June 30, 2010		At December 31, 2009
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and short-term assets	$42,804	$42,804	$68,597	$68,597
Investment securities	434,677	434,678	420,045	420,050
Loans held for sale	2,485	2,572	1,693	1,708
Net loans and leases	1,420,038	1,482,702	1,401,182	1,459,568
Interest rate swaps	20,000	158	42,000	2,968
Interest rate locks with customers	29,191	747	11,637	24
Forward loan commitments	—	—	13,330	132
Liabilities:
Deposits	1,609,772	1,587,657	1,564,257	1,542,882
Short-term borrowings	141,705	142,241	183,379	185,139
Long-term borrowings	30,119	30,587	30,684	31,248
Interest rate swaps	22,000	452	—	—
Forward loan commitments	31,670	295	—	—
Off-Balance-Sheet:
Commitments to extend credit	—	(963)	—	(935)

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
Loans and leases: The fair values for loans are estimated using discounted cash flow analyses, using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense and embedded prepayment options. As permitted, the fair value of the loans and leases are not based on the exit price concept as discussed in the first paragraph of this note.
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, allowance for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2009 Annual Report on Form 10-K.
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

Executive Overview
The Corporation reported net income for the three months ended June 30, 2010 of $3.7 million or $0.23 diluted earnings per share compared to net income of $2.7 million or $0.21 diluted earnings per share for the three months ended June 30, 2009. Net income for the six months ended June 30, 2010 was $6.7 million or $0.40 diluted earnings per share compared to net income of $6.5 million or $0.50 diluted earnings per share for the same period in the prior year.
Net interest income on a tax equivalent basis for the three months ended June 30, 2010 was up $1.2 million, or 6.6% compared to the same period in 2009. The second quarter 2010 net interest margin was 4.11% compared to 3.99% for the first quarter of 2010 and 3.87% for the second quarter of 2009. Net interest income on a tax equivalent basis for the six months ended June 30, 2010 was up $2.0 million, or 5.7% compared to the same period in 2009. The tax-equivalent net interest margin for the first six months of 2010 was 4.05% compared to 3.82% for the first six months of 2009. The increase in net interest income and the net interest margin for the three and six months ended June 30, 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits and Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances.
The provision for loan and lease losses decreased by $488 thousand for the three months ended June 30, 2010 compared to the same period in 2009 and increased by $2.3 million for the six months ended June 30, 2010 from the comparable period in 2009. The increase in provision was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors that began to manifest in June 2009.
Non-interest income increased $233 thousand during the three months ended June 30, 2010 compared to the same period in 2009 and $2.3 million for the six months ended June 30, 2010 compared to the same period in the prior year primarily due to increased income from trust fees, service charges on deposit accounts, investment advisory commissions and fees and other service fees partially offset by lower gains on sales of loans held for sale related to mortgage banking activities and a net loss on derivative instruments. Additionally, the six months ended June 30, 2009 was impacted by $1.4 million of other-than- temporary impairments on equity securities compared to $47 thousand of other-than-temporary impairments recorded in the six months ended June 30, 2010.
Non-interest expense increased slightly by $119 thousand for the three months ended June 30, 2010 compared to the same period in 2009 and increased $1.7 million for the six months ended June 30, 2010 compared to the same period in 2009. The three-month period ended June 30, 2009 was impacted by the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation. Marketing and advertising expenses increased during the three months ended June 30, 2010 over the same period in 2009 mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets. Non-interest expense for the six months ended June 30, 2010 was impacted by higher salary and benefit expenses to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by: reduced pension plan expenses; increased marketing and advertising expenses; and other expenses related to fair value adjustments on directors’ deferred fees, legal fees resulting from non-performing loan activity and increased audit expenses.
Nonperforming loans and leases were $32.3 million at June 30, 2010 compared to $37.8 million at December 31, 2009 and $10.9 million at June 30, 2009. Nonperforming loans and leases as a percentage of total loans and leases were 2.23% at June 30, 2010 compared to 2.65% at December 31, 2009 and 0.75% at June 30, 2009. Net charge-offs for the three months ended June 30, 2010 were $2.8 million compared to $1.2 million for the three months ended June 30, 2009. Net charge-offs for the six months ended June 30, 2010 were $5.4 million compared to $1.8 million for the same period in the prior year.
The Corporation earns its revenues primarily from the margins and fees it generates from loans and leases and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation has shifted to a more asset sensitive position; although interest rates are expected to remain low for the foreseeable future, it anticipates increasing interest rates over the longer term, which it expects would benefit its net interest margin.

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
Results of Operations
The Corporation’s consolidated net income and earnings per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands, except per share data)
Net income	$3,730	$2,669	$1,061	39.8%	$6,700	$6,505	$195	3.0%
Net income per share:
Basic	$0.23	$0.21	$0.02	9.5%	$0.40	$0.50	$(0.10)	(20.0)%
Diluted	0.23	0.21	0.02	9.5%	0.40	0.50	(0.10)	(20.0)
Return on average shareholders’ equity was 5.54% and return on average assets was 0.72% for the three months ended June 30, 2010, compared to 5.14% and 0.52%, respectively, for the same period in 2009. Return on average shareholders’ equity was 5.01% and return on average assets was 0.65% for the six months ended June 30, 2010, compared to 6.35% and 0.63%, respectively, for the same period in 2009. The lower return on average shareholders’ equity during the first six months of 2010 was mainly attributable to the issuance of common stock totaling $55.7 million in August 2009.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2010 and 2009. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis for the three months ended June 30, 2010 increased $1.2 million, or 6.6% compared to the same period in 2009. The tax-equivalent net interest margin for the three months ended June 30, 2010 increased 24 basis points to 4.11% from 3.87% for the three-months ended June 30, 2009. Net interest income on a tax-equivalent basis increased $2.0 million, or 5.7% for the six months ended June 30, 2010 compared to the same period in 2009. The tax-equivalent net interest margin for the six months ended June 30, 2010 increased 23 basis points to 4.05% from 3.82% for the first six months of 2009. The increase in net interest income and the net interest margin for the three and six months ended June 30, 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits and FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $92.0 million at December 31, 2009 to $54.0 million at June 30, 2010.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	Three Months Ended June 30,
	2010			2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets:
Interest-earning deposits with other banks	$26,700	$19	0.29%	$3,399	$2	0.24%
U.S. Government obligations	158,505	922	2.33	98,532	782	3.18
Obligations of states and political subdivisions	108,820	1,803	6.65	104,606	1,760	6.75
Other debt and equity securities	175,577	1,933	4.42	210,004	2,640	5.04

Total interest-earning deposits, investments and federal funds sold	469,602	4,677	3.99	416,541	5,184	4.99

Commercial, financial and agricultural loans	415,943	4,892	4.72	414,482	4,652	4.50
Real estate-commercial and construction loans	523,306	7,752	5.94	525,984	8,039	6.13
Real estate-residential loans	256,296	2,785	4.36	298,370	3,472	4.67
Loans to individuals	46,185	599	5.20	50,950	851	6.70
Municipal loans and leases	104,720	1,564	5.99	88,916	1,379	6.22
Lease financings	78,828	1,742	8.86	92,541	1,987	8.61

Gross loans and leases	1,425,278	19,334	5.44	1,471,243	20,380	5.56

Total interest-earning assets	1,894,880	24,011	5.08	1,887,784	25,564	5.43

Cash and due from banks	37,510			30,633
Reserve for loan and lease losses	(28,864)			(15,897)
Premises and equipment, net	35,002			33,254
Other assets	152,402			141,791

Total assets	$2,090,930			$2,077,565

Liabilities:
Interest-bearing checking deposits	$182,156	62	0.14	$165,642	55	0.13
Money market savings	293,697	277	0.38	314,554	403	0.51
Regular savings	445,781	661	0.59	343,838	718	0.84
Time deposits	435,969	2,588	2.38	514,667	4,530	3.53

Total time and interest-bearing deposits	1,357,603	3,588	1.06	1,338,701	5,706	1.71

Securities sold under agreements to repurchase	98,802	111	0.45	85,919	143	0.67
Other short-term borrowings	51,936	542	4.19	99,968	681	2.73
Long-term debt	5,717	48	3.37	57,350	501	3.50
Subordinated notes and capital securities	25,119	313	5.00	26,619	325	4.90

Total borrowings	181,574	1,014	2.24	269,856	1,650	2.45

Total interest-bearing liabilities	1,539,177	4,602	1.20	1,608,557	7,356	1.83

Demand deposits, non-interest bearing	249,018			221,616
Accrued expenses and other liabilities	32,833			39,071

Total liabilities	1,821,028			1,869,244

Shareholders’ Equity:
Common stock	91,332			74,370
Additional paid-in capital	61,420			22,784
Retained earnings and other equity	117,150			111,167

Total shareholders’ equity	269,902			208,321

Total liabilities and shareholders’ equity	$2,090,930			$2,077,565

Net interest income		$19,409			$18,208

Net interest spread			3.88			3.60
Effect of net interest-free funding sources			0.23			0.27

Net interest margin			4.11%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.11%			117.36%

	Six Months Ended June 30,
	2010			2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets:
Interest-earning deposits with other banks	$20,531	$30	0.29%	$3,366	$5	0.30%
U.S. Government obligations	136,457	1,663	2.46	96,698	1,764	3.68
Obligations of states and political subdivisions	107,733	3,543	6.63	102,540	3,472	6.83
Other debt and equity securities	181,948	3,953	4.38	217,312	5,474	5.08
Federal funds sold	—	—	—	116	—	—

Total interest-earning deposits, investments and federal funds sold	446,669	9,189	4.15	420,032	10,715	5.14

Commercial, financial and agricultural loans	412,820	9,557	4.67	405,355	9,219	4.59
Real estate-commercial and construction loans	523,693	15,314	5.90	514,113	15,317	6.01
Real estate-residential loans	258,615	5,643	4.40	304,613	7,190	4.76
Loans to individuals	46,843	1,397	6.01	52,106	1,792	6.94
Municipal loans and leases	101,104	2,989	5.96	87,416	2,693	6.21
Lease financings	79,991	3,465	8.74	95,165	4,031	8.54

Gross loans and leases	1,423,066	38,365	5.44	1,458,768	40,242	5.56

Total interest-earning assets	1,869,735	47,554	5.13	1,878,800	50,957	5.47

Cash and due from banks	34,582			30,907
Reserve for loan and lease losses	(27,728)			(14,789)
Premises and equipment, net	34,931			32,877
Other assets	153,450			140,905

Total assets	$2,064,970			$2,068,700

Liabilities:
Interest-bearing checking deposits	$177,095	119	0.14	$160,424	142	0.18
Money market savings	286,843	593	0.42	321,129	1,047	0.66
Regular savings	430,940	1,442	0.67	331,734	1,497	0.91
Time deposits	435,072	5,654	2.62	528,156	9,432	3.60

Total time and interest-bearing deposits	1,329,950	7,808	1.18	1,341,443	12,118	1.82

Securities sold under agreements to repurchase	97,330	228	0.47	80,745	261	0.65
Other short-term borrowings	61,547	1,227	4.02	87,435	1,042	2.40
Long-term debt	5,732	94	3.31	70,585	1,339	3.83
Subordinated notes and capital securities	25,305	625	4.98	26,808	653	4.91

Total borrowings	189,914	2,174	2.31	265,573	3,295	2.50

Total interest-bearing liabilities	1,519,864	9,982	1.32	1,607,016	15,413	1.93

Demand deposits, non-interest bearing	242,388			216,709
Accrued expenses and other liabilities	33,249			38,532

Total liabilities	1,795,501			1,862,257

Shareholders’ Equity:
Common stock	91,332			74,370
Additional paid-in capital	61,420			22,789
Retained earnings and other equity	116,717			109,284

Total shareholders’ equity	269,469			206,443

Total liabilities and shareholders’ equity	$2,064,970			$2,068,700

Net interest income		$37,572			$35,544

Net interest spread			3.81			3.54
Effect of net interest-free funding sources			0.24			0.28

Net interest margin			4.05%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.02%			116.91%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and six months ended June 30, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Versus 2009			2010 Versus 2009
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total
			(Dollars in thousands)
Interest income:
Interest-earning deposits with other banks	$17	$—	$17	$25	$—	$25
U.S. Government obligations	349	(209)	140	484	(585)	(101)
Obligations of states and political subdivisions	69	(26)	43	173	(102)	71
Other debt and equity securities	(382)	(325)	(707)	(767)	(754)	(1,521)

Interest on deposits, investments and federal funds sold	53	(560)	(507)	(85)	(1,441)	(1,526)

Commercial, financial and agricultural loans and leases	13	227	240	177	161	338
Real estate-commercial and construction loans	(38)	(249)	(287)	277	(280)	(3)
Real estate-residential loans	(456)	(231)	(687)	(1,003)	(544)	(1,547)
Loans to individuals	(61)	(191)	(252)	(155)	(240)	(395)
Municipal loans and leases	236	(51)	185	404	(108)	296
Lease financings	(303)	58	(245)	(660)	94	(566)

Interest and fees on loans and leases	(609)	(437)	(1,046)	(960)	(917)	(1,877)

Total interest income	(556)	(997)	(1,553)	(1,045)	(2,358)	(3,403)

Interest expense:
Interest-bearing checking deposits	3	4	7	9	(32)	(23)
Money market savings	(24)	(102)	(126)	(72)	(382)	(454)
Regular savings	157	(214)	(57)	340	(395)	(55)
Time deposits	(466)	(1,476)	(1,942)	(1,211)	(2,567)	(3,778)

Interest on time and interest-bearing deposits	(330)	(1,788)	(2,118)	(934)	(3,376)	(4,310)

Securities sold under agreement to repurchase	15	(47)	(32)	39	(72)	(33)
Other short-term borrowings	(503)	364	(139)	(517)	702	185
Long-term debt	(434)	(19)	(453)	(1,063)	(182)	(1,245)
Subordinated notes and capital securities	(19)	7	(12)	(37)	9	(28)

Interest on borrowings	(941)	305	(636)	(1,578)	457	(1,121)

Total interest expense	(1,271)	(1,483)	(2,754)	(2,512)	(2,919)	(5,431)

Net interest income	$715	$486	$1,201	$1,467	$561	$2,028

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and six months ended June 30, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Interest Income
Three months ended June 30, 2010 versus 2009
Interest income on a tax equivalent basis for the three months ended June 30, 2010 decreased $1.6 million, or 6.1% from the same period in 2009. This decrease was mainly due to a 100 basis point decrease in the average rate earned on investment securities, a 12 basis point decrease in the average rate earned on loans and a $46.0 million decrease in average loan volume. The decline in interest and fees on loans and leases was primarily due to average rate decreases on residential real estate loans, commercial real estate and construction loans and loans to individuals as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment, increased refinancing activity as well as reduced origination volume. The Corporation experienced growth in average municipal loans and leases during the second quarter of 2010 compared to the same period in 2009.

Six months ended June 30, 2010 versus 2009
Interest income on a tax equivalent basis for the six months ended June 30, 2010 decreased $3.4 million, or 6.7% from the same period in 2009. This decrease was mainly due to a 99 basis point decrease in the average rate earned on investment securities, a 12 basis point decrease in the average rate earned on loans and a $35.7 million decrease in average loan volume. The decline in interest and fees on loans and leases was primarily due to average rate decreases on residential real estate loans, commercial real estate and construction loans and loans to individuals as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment, increased refinancing activity as well as reduced origination volume. The Corporation experienced growth in average commercial business loans, commercial real estate and constructions loans and municipal loans and leases during the first six months of 2010 compared to the same period in 2009.
Interest Expense
Three months ended June 30, 2010 versus 2009
Interest expense on a tax equivalent basis for the three months ended June 30, 2010 decreased $2.8 million, or 37.4% from the same period in 2009. This decrease was mainly due to a 65 basis point decrease in the Corporation’s average cost of deposits and an $88.3 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the three months ended June 30, 2010, average deposits increased by $18.9 million with an increase in average regular savings of $101.9 million partially offset by a decrease in average time deposits of $78.7 million. The average balance of time deposits decreased mostly as a result of reductions in brokered and public funds time deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on other short-term borrowings decreased $139 thousand for the three months ended June 30, 2010 primarily due to a decrease in average volume of $48.0 million mostly offset by an average rate increase of 146 basis points. Interest on long-term debt, which consists of long-term FHLB borrowings, decreased by $453 thousand mainly due to a decline in average volume of $51.6 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.
Six months ended June 30, 2010 versus 2009
Interest expense on a tax equivalent basis for the six months ended June 30, 2010 decreased $5.4 million, or 35.2% from the same period in 2009. This decrease was mainly due to a 64 basis point decrease in the Corporation’s average cost of deposits and a $75.7 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the six months ended June, 30, 2010, average deposits decreased by $11.5 million with a decrease in average time deposits of $93.1 million and a decrease in average money market savings of $34.3 million partially offset by an increase in average regular savings of $99.2 million. The average balance of time deposits decreased mostly as a result of reductions in brokered and public funds time deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest expense on other short-term borrowings increased $185 thousand for the six months ended June 30, 2010 primarily due to an average rate increase of 162 basis points mostly offset by a decrease in average volume of $25.9 million. Interest on long-term debt decreased by $1.2 million mainly due to a decline in average volume of $64.9 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2010 and 2009 was $4.9 million and $5.4 million, respectively. The provision for the six months ended June 30, 2010 and 2009 was $9.8 million and $7.5 million, respectively. The increase in provision was primarily due to the migration of loans to higher-risk ratings as a result of underlying collateral and economic factors that began to manifest in June 2009. Additionally, impaired loans and leases decreased to $31.0 million at June 30, 2010 from $37.1 million at December 31, 2009 and increased from $9.1 million at June 30, 2009. The increase since June 30, 2009 to December 31, 2009 is primarily due to two commercial real estate credits which went on non-accrual during the third quarter of 2009 as well as an increase in other unrelated non-accrual commercial real estate loans. One credit was a Shared National Credit to a continuing care retirement community in which Univest participated. The parent company of the community came under financial difficulty and as a result, the parent company and all communities declared bankruptcy. This credit was paid off in the second quarter of 2010 and is the primary reason for the decrease from December 31, 2009 to June 30, 2010. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $16.6 million at June 30, 2010 and is the primary reason for the increase from June 2009 to June 2010. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposits, commission income, net gains (losses) on sales of securities and loans, net gains (losses) on derivative instruments and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. Other non-interest income includes gains (losses) on investments in partnerships, gains (losses) on sales of other real estate owned, reinsurance income and other miscellaneous income. The following table presents noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)
Trust fee income	$1,500	$1,325	$175	13.2%	$3,000	$2,750	$250	9.1%
Service charges on deposit accounts	1,812	1,692	120	7.1	3,594	3,305	289	8.7
Investment advisory commission and fee income	1,152	766	386	50.4	2,208	1,526	682	44.7
Insurance commission and fee income	1,896	1,964	(68)	(3.5)	4,139	4,097	42	1.0
Other service fee income	1,475	920	555	60.3	2,384	1,724	660	38.3
Bank owned life insurance income	202	408	(206)	(50.5)	534	565	(31)	(5.5)
Other-than-temporary impairment on equity securities	(42)	(223)	181	81.2	(47)	(1,400)	1,353	96.6
Net gain (loss) on sales of securities	38	(22)	60	N/M	87	15	72	N/M
Net gain on sale of loans held for sale	278	669	(391)	(58.4)	638	930	(292)	(31.4)
Net (loss) gain on derivative instruments	(319)	266	(585)	N/M	(529)	496	(1,025)	N/M
Net loss on dispositions of fixed assets.	(5)	(17)	12	70.6	(11)	(147)	136	92.5
Other	72	78	(6)	(7.7)	269	139	130	93.5

Total noninterest income	$8,059	$7,826	$233	3.0	$16,266	$14,000	$2,266	16.2

Three months ended June 30, 2010 versus 2009
Total non-interest income increased $233 thousand, or 3.0% during the three months ended June 30, 2010 compared to the same period in 2009 primarily due to increased income from trust fees, service charges on deposit accounts, investment advisory commissions and fees and other service fees partially offset by lower gains on sales of loans held for sale related to mortgage banking activities and a net loss on derivative instruments. Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased by $386 thousand for the three months ended June 30, 2010 from the same period in 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Other service fee income increased by $555 thousand during the three months ended June 30, 2010 thousand primarily attributable to increases in Mastermoney fees. Bank owned life insurance income decreased for the three months ended June 30, 2010 over the same period in 2009 mainly due to lower increases in the market value of the underlying assets.

The Corporation realized other-than-temporary impairment charges of $42 thousand on its equity portfolio during the three months ended June 30, 2010 as compared to $223 thousand for the same period in the prior year. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. During the three months ended June 30, 2010, approximately $3.9 million of available for sale securities were sold recognizing a net gain of $87 thousand. During the three months ended June 30, 2009, the Corporation sold $5.3 million in available for sale securities that resulted in a net loss of $22 thousand.
In addition, for the three months ended June 30, 2010, the Corporation recognized a fair value write-down of $516 thousand on an interest rate swap for a commercial real estate loan, due to the decline in interest rates during the second quarter of 2010. This derivative loss was partially offset by a gain of $197 thousand related to fair value adjustments on derivatives for loans held for sale. Fair value adjustments on derivatives for the three months ended June 30, 2009 resulted in a gain of $285 thousand on the interest rate swap and a loss of $19 thousand on the derivatives for loans held for sale.
Six months ended June 30, 2010 versus 2009
Total non-interest income increased $2.3 million, or 16.2% during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to increased income from trust fees, service charges on deposit accounts, investment advisory commissions and fees and other service fees partially offset by lower gains on sales of loans held for sale related to mortgage banking activities and a net loss on derivative instruments. Investment advisory commissions and fee income increased $682 thousand for the six months ended June 30, 2010 from the same period in 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Other service fee income increased $660 thousand during the six months ended June 30, 2010 primarily attributable to increases in Mastermoney fees. The Corporation realized other-than-temporary impairment charges of $47 thousand on its equity portfolio during the six months ended June 30, 2010 as compared to $1.4 million for the same period in the prior year. In addition, for the six months ended June 30, 2010, the Corporation recognized a fair value write-down of $826 thousand on an interest rate swap for a commercial real estate loan, due to the decline in interest rates during 2010. This derivative loss was partially offset by a gain of $297 thousand related to fair value adjustments on derivatives for loans held for sale. Fair value adjustments on derivatives for the six months ended June 30, 2009 resulted in a gain of $281 thousand on the interest rate swap and a gain of $215 thousand on the derivatives for loans held for sale.
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
The following table presents noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$9,469	$9,417	$52	0.6%	$19,280	$18,849	$431	2.3%
Net occupancy	1,309	1,275	34	2.7	2,663	2,667	(4)	(0.1)
Equipment	900	850	50	5.9	1,838	1,691	147	8.7
Marketing and advertising	917	317	600	N/M	1,601	480	1,121	N/M
Deposit insurance premiums	663	1,477	(814)	(55.1)	1,260	2,060	(800)	(38.8)
Other	3,651	3,454	197	5.7	7,346	6,546	800	12.2

Total noninterest expense	$16,909	$16,790	$119	0.7	$33,988	$32,293	$1,695	5.2

Three months ended June 30, 2010 versus 2009
Total non-interest expense increased slightly for the three months ended June 30, 2010 compared to the same period in 2009 by $119 thousand. The three month period ended June 30, 2009 was impacted by the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation. Marketing and advertising expenses increased during the three months ended June 30, 2010 over the same period in 2009 mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets.
Six months ended June 30, 2010 versus 2009
Total non-interest expense increased $1.7 million, or 5.2% for the six months ended June 30, 2010 compared to the same period in 2009. Salaries and benefits increased $431 thousand for the six months ended June 30, 2010 compared to the same period in 2009 thousand mainly due to additional personnel to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses. Marketing and advertising expenses increased $1.1 million during the six months ended June 30, 2010 primarily to support the brand campaign discuss previously. Other expenses increased primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity and increased audit expenses.
Tax Provision
The provision for income taxes for the three months ended June 30, 2010 and 2009 was $831 thousand and $187 thousand, at effective rates of 18.22% and 6.55%, respectively. The provision for income taxes for the six months ended June 30, 2010 and 2009 was $1.2 million for each period, at effective rates of 15.18% and 15.69%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to lower levels of bank-owned life insurance and the tax credits generated from investments in low-income housing projects. The slight decrease in the effective tax rate between the six-month periods is primarily due to a larger percentage of tax-exempt income to pre-tax income.
Financial Condition
Assets
Total assets increased slightly by $3.2 million since December 31, 2009. Increases in loans and investment securities were mostly offset by a decrease in interest-earning deposits. The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Cash, interest-earning deposits and federal funds sold	$42,804	$68,597	$(25,793)	(37.6)%
Investment securities	434,677	420,045	14,632	3.5
Loans held for sale	2,485	1,693	792	46.8
Total loans and leases	1,449,147	1,425,980	23,167	1.6
Reserve for loan and lease losses	(29,109)	(24,798)	(4,311)	(17.4)
Premises and equipment, net	34,739	34,201	538	1.6
Goodwill and other intangibles, net	55,776	55,970	(194)	(0.3)
Bank owned life insurance	47,274	46,740	534	1.1
Accrued interest and other assets	50,779	56,993	(6,214)	(10.9)

Total assets	$2,088,572	$2,085,421	$3,151	0.2

Cash, Interest-earning Deposits and Federal Funds Sold
Cash, interest-earning deposits and federal funds sold increased as of June 30, 2010 as compared to December 31, 2009 primarily due to a $28.4 million decrease in interest-bearing deposits with other banks. The excess cash was used to pay-off maturing borrowings and purchase higher yielding rate investment securities.
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
Total investments increased primarily due to security purchases of $166.3 million that were partially offset by maturities and paydowns of $39.3 million and sales and calls of $115.8 million. The overall increase was necessary to collateralize growth in public fund deposits and trust deposits.
Loans and Leases
Total gross loans and leases increased at June 30, 2010 as compared to December 31, 2009 mainly due to increases in commercial loans of $16.2 million and commercial real estate loans of $18.8 million. These increases were partially offset by decreases in residential real estate loans of $12.0 million.
Asset Quality
Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.
When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Total cash basis, restructured and nonaccrual loans and leases totaled $31.0 million at June 30, 2010, $37.1 million at December 31, 2009 and $9.1 million at June 30, 2009; the balance at June 30, 2010 primarily consisted of real estate—construction and real estate—commercial loans. For the six months ended June 30, 2010 and 2009, nonaccrual loans and leases resulted in lost interest income of $914 thousand and $190 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 2.35% as of June 30, 2010, compared to 2.89% as of December 31, 2009 and 0.94% as of June 30, 2009. The ratio of nonperforming assets to total assets was 1.63% at June 30, 2010, 1.98% at December 31, 2009 and 0.66% at June 30, 2009.
At June 30, 2010, the recorded investment in loans and leases that were considered to be impaired was $31.0 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $4.1 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases decreased $6.1 million at June 30, 2010 compared to December 31, 2009 mainly due to a payoff of $6.7 million on a real estate—construction loan. The increase in impaired loans from June 30, 2009 to December 31, 2009 is primarily due to two commercial real estate credits which went on non-accrual during the third quarter of 2009 as well as an increase in other unrelated non-accrual commercial real estate loans. One credit was a Shared National Credit to a continuing care retirement community in which Univest participated. The parent company of the community came under financial difficulty and as a result, the parent company and all communities declared bankruptcy. This credit was paid off in the second quarter of 2010 and is the primary reason for the decrease from December 31, 2009 to June 30, 2010. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $16.6 million at June 30, 2010 and is the primary reason for the increase from June 2009 to June 2010. Univest will continue to closely monitor these credits and may have to provide additional reserve in future quarters related to these credits. There is a specific allowance of $2.1 million on this credit as the value of the underlying collateral is insufficient. Univest will continue to closely monitor these credits and may have to provide additional reserves in future quarters related to these credits. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired was $37.1 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.4 million. At June 30, 2009, the recorded investment in loans and leases that were considered to be impaired was $9.1 million and the related reserve for loan and lease losses for those credits was $1.9 million.
The Corporation held four other real estate owned properties at June 30, 2009. During the remainder of 2009, the Corporation acquired three additional other real estate owned properties and sold two, leaving five properties owned at December 31, 2009. During 2010, the Corporation acquired one property and sold three. At June 30, 2010, the Corporation owned three other real estate properties of which two are residential properties and one is a commercial property. The commercial property was written down by $359 thousand during the first quarter of 2010.
Table 3 — Nonaccrual, Past Due and Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as well as other real estate owned as of the dates indicated:

	At June 30,	At December 31,	At June 30,
	2010	2009	2009
Nonaccruing loans and leases:
Commercial, financial and agricultural	$2,064	$3,275	$2,977
Real estate — commercial	17,683	14,005	751
Real estate — construction	7,236	14,872	596
Real estate — residential	1,741	572	724
Leases financings	817	774	714

Total nonaccruing loans and leases	29,541	33,498	5,762
Restructured loans and leases, not included above	1,499	3,611	3,324

Total impaired loans and leases	$31,040	$37,109	$9,086

Accruing loans and leases 90 days or more past due:
Commercial and industrial loans a	$596	$134	$342
Real estate — commercial	—	—	487
Real estate — residential	542	273	916
Loans to individuals	138	319	94
Lease financings	—	—	—

Total accruing loans and leases, 90 days or more past due	$1,276	$726	$1,839

Total non-performing loans and leases	$32,316	$37,835	$10,925

Other real estate owned	$1,827	$3,428	$2,812

Total non-performing assets	$34,143	$41,263	$13,737

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
The reserve for loan and lease losses increased $4.3 million from December 31, 2009 to June 30, 2010, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 2.01% at June 30, 2010 and 1.74% at December 31, 2009.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was $342 thousand and $362 thousand for the three months ended June 30, 2010 and 2009, respectively and $704 thousand and $725 thousand for the six months ended June 30, 2010 and 2009, respectively. The Corporation also has goodwill with a net carrying amount of $50.4 million at June 30, 2010 and December 31, 2009, which is deemed to be an indefinite intangible asset and is not amortized.
Goodwill and other identifiable intangibles are reviewed for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation completed an annual impairment test for the intangible asset category during 2009 and there were no impairments recorded in 2009. There can be no assurance that future impairment tests will not result in a charge to earnings. At June 30, 2010, there were no circumstances to indicate impairment.
Other Assets
At June 30, 2010 and December 31, 2009, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.4 million as of June 30, 2010 and December 31, 2009. On December 23, 2008, the FHLB announced that it was suspending the payment of its dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This was due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of June 30, 2010 and December 31, 2009, the FHLB stock is recorded at cost.
Liabilities
Total liabilities increased since December 31, 2009 primarily due to an increase in deposits partially offset by a decrease in short-term borrowings. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
	2010	2009	Amount	Percent
Deposits	$1,609,772	$1,564,257	$45,515	2.9%
Short-term borrowings	141,705	183,379	(41,674)	(22.7)
Long-term borrowings	30,119	30,684	(565)	(1.8)
Accrued expenses and other liabilities	37,452	39,294	(1,842)	(4.7)

Total liabilities	$1,819,048	$1,817,614	$1,434	0.1

Deposits
Total deposits increased at the Bank primarily due to increases in regular savings of $53.4 million and noninterest-bearing demand deposits of $13.2 million which were partially offset by decreases in time deposits of $20.9 million.
Borrowings
Long-term borrowings at June 30, 2010, included $4.5 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to FHLB maturities of $43.0 million.

Shareholders’ Equity
Total shareholders’ equity at June 30, 2010 increased $1.7 million since December 31, 2009. This increase was primarily due to a decrease in treasury stock partially offset by a decrease in additional paid-in capital.
The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
	2010	2009	Amount	Percent
Common stock	$91,332	$91,332	$—	—
Additional paid-in capital	58,980	60,126	(1,146)	(1.9)
Retained earnings	149,859	150,507	(648)	(0.4)
Accumulated other comprehensive income (loss)	49	(524)	573	N/M
Treasury stock	(30,696)	(33,634)	2,938	8.7

Total shareholders’ equity	$269,524	$267,807	$1,717	0.6

Retained earnings at June 30, 2010 were impacted by the six months of net income of $6.7 million offset by cash dividends of $6.6 million declared during the first six months of 2010. Additional paid-in capital decreased mainly due to shares issued for restricted stock awards. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, employee stock options and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
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
Table 4 — Regulatory Capital

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$257,184	15.58%	$132,064	8.00%	$165,080	10.00%
Bank	242,897	14.93	130,167	8.00	162,708	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	235,318	14.25	66,032	4.00	99,048	6.00
Bank	222,448	13.67	65,083	4.00	97,625	6.00
Tier 1 Capital (to Average Assets):
Corporation	235,318	11.57	81,322	4.00	101,653	5.00
Bank	222,448	11.04	80,584	4.00	100,730	5.00

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$255,482	15.76%	$129,711	8.00%	$162,139	10.00%
Bank	241,177	15.13	127,502	8.00	159,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	233,654	14.41	64,856	4.00	97,283	6.00
Bank	221,193	13.88	63,751	4.00	95,626	6.00
Tier 1 Capital (to Average Assets):
Corporation	233,654	11.46	81,539	4.00	101,924	5.00
Bank	221,193	10.97	80,666	4.00	100,833	5.00
As of June 30, 2010 and December 31, 2009, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of June 30, 2010, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At June 30, 2010 and December 31, 2009, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $367.1 million. At June 30, 2010 and December 31, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $54.0 million and $92.0 million, respectively. The maximum borrowing capacity changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2010 and December 31, 2009; there were no outstanding balances at June 30, 2010 and December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2010 and December 31, 2009, the Corporation had no outstanding borrowings under this line.
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
Recent Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. The Act, among other things:
•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2010.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (3)
April 1 — 30, 2010	—	—	—	643,782
May 1 — 31, 2010	—	—	—	643,782
June 1 — 30, 2010	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

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

Univest Corporation of Pennsylvania (Registrant)
Date: August 6, 2010	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)