Form 10-Q
period 2010-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2010-11-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,645,334
(Title of Class)	(Number of shares outstanding at October 29, 2010)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At September 30, 2010	At December 31, 2009

ASSETS
Cash and due from banks	$11,537	$20,535
Interest-earning deposits with other banks	50,478	48,062
Investment securities held-to-maturity (fair value $49 and $108 at September 30, 2010 and December 31, 2009, respectively)	48	103
Investment securities available-for-sale	420,950	419,942
Loans held for sale	3,801	1,693
Loans and leases	1,467,382	1,425,980
Less: Reserve for loan and lease losses	(28,883)	(24,798)

Net loans and leases	1,438,499	1,401,182

Premises and equipment, net	35,105	34,201
Goodwill	50,394	50,393
Other intangibles, net of accumulated amortization of $9,495 and $8,015 at September 30, 2010 and December 31, 2009, respectively	4,975	5,577
Bank owned life insurance	47,600	46,740
Accrued interest and other assets	50,817	56,993

Total assets	$2,114,204	$2,085,421

LIABILITIES
Demand deposits, noninterest-bearing	$272,805	$242,691
Demand deposits, interest-bearing	511,122	470,572
Savings deposits	458,132	400,452
Time deposits	435,582	450,542

Total deposits	1,677,641	1,564,257

Securities sold under agreements to repurchase	90,153	95,624
Other short-term borrowings	9,008	87,755
Accrued expenses and other liabilities	36,885	39,294
Long-term debt	5,000	5,190
Subordinated notes	4,125	4,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (“Trust Preferred Securities”)	20,619	20,619

Total liabilities	1,843,431	1,817,614

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2010 and December 31, 2009; 18,266,404 shares issued at September 30, 2010 and December 31, 2009; 16,626,900 and 16,465,083 shares outstanding at September 30, 2010 and December 31, 2009, respectively	91,332	91,332
Additional paid-in capital	58,980	60,126
Retained earnings	150,506	150,507
Accumulated other comprehensive loss, net of taxes	(167)	(524)
Treasury stock, at cost; 1,639,504 shares and 1,801,321 shares at September 30, 2010 and December 31, 2009, respectively	(29,878)	(33,634)

Total shareholders’ equity	270,773	267,807

Total liabilities and shareholders’ equity	$2,114,204	$2,085,421

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income
Interest and fees on loans and leases:
Taxable	$18,427	$18,641	$53,803	$56,190
Exempt from federal income taxes	1,121	963	3,160	2,845

Total interest and fees on loans and leases	19,548	19,604	56,963	59,035

Interest and dividends on investment securities:
Taxable	2,356	3,510	7,972	10,748
Exempt from federal income taxes	1,136	1,127	3,438	3,384
Other interest income	20	3	50	8

Total interest income	23,060	24,244	68,423	73,175

Interest expense
Interest on deposits	3,217	5,284	11,025	17,402
Interest on short-term borrowings	527	980	1,982	2,283
Interest on long-term borrowings	363	637	1,082	2,629

Total interest expense	4,107	6,901	14,089	22,314

Net interest income	18,953	17,343	54,334	50,861
Provision for loan and lease losses	5,529	5,928	15,289	13,437

Net interest income after provision for loan and lease losses	13,424	11,415	39,045	37,424

Noninterest income
Trust fee income	1,450	1,325	4,450	4,075
Service charges on deposit accounts	1,633	1,745	5,227	5,050
Investment advisory commission and fee income	1,227	876	3,435	2,402
Insurance commission and fee income	1,815	1,470	5,954	5,567
Other service fee income	962	851	3,346	2,575
Bank owned life insurance income	326	405	860	970
Other-than-temporary impairment on equity securities	(12)	(47)	(59)	(1,447)
Net gain on sales of securities	339	112	426	127
Net gain on mortgage banking activities	1,246	386	2,181	1,531
Net (loss) gain on interest rate swap	(246)	(87)	(1,072)	194
Net loss on dispositions of fixed assets	—	—	(11)	(147)
Other	144	62	413	201

Total noninterest income	8,884	7,098	25,150	21,098

Noninterest expense
Salaries and benefits	9,775	8,818	29,055	27,667
Net occupancy	1,384	1,338	4,047	4,005
Equipment	1,051	878	2,889	2,569
Marketing and advertising	365	397	1,966	877
Deposit insurance premiums	698	526	1,958	2,586
Other	3,898	3,606	11,244	10,152

Total noninterest expense	17,171	15,563	51,159	47,856

Income before income taxes	5,137	2,950	13,036	10,666
Applicable income taxes	990	197	2,189	1,408

Net income	$4,147	$2,753	$10,847	$9,258

Net income per share:
Basic	$.25	$.19	$.65	$.68
Diluted	.25	.19	.65	.68
Dividends declared	.20	.20	.60	.60

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

Nine Months Ended September 30, 2010

Balance at December 31, 2009:	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	10,847	—	10,847
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available-for-sale	—	1,697	—	—	—	—	1,697
Unrealized loss on swap	—	(1,554)	—	—	—	—	(1,554)
Unrecognized pension benefits	—	214	—	—	—	—	214

Total comprehensive income	—	—	—	—	—	—	11,204

Cash dividends declared ($0.60 per share)	—	—	—	—	(9,955)	—	(9,955)
Stock issued under dividend reinvestment and employee stock purchase plans	94,160			—	(497)	2,169	1,672
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	67,982	—	—	(1,197)	(396)	1,593	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at September 30, 2010	16,626,900	$(167)	$91,332	$58,980	$150,506	$(29,878)	$270,773

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

Nine Months Ended September 30, 2009

Balance at December 31, 2008:	12,938,514	$(8,619)	$74,370	$22,459	$151,816	$(36,819)	$203,207
Comprehensive income:
Net income	—	—	—	—	9,258	—	9,258
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available-for-sale	—	5,846	—	—	—	—	5,846
Unrealized gain on swap	—	875	—	—	—	—	875
Unrecognized pension benefits	—	454	—	—	—	—	454

Total comprehensive income	—	—	—	—	—	—	16,433

Cash dividends declared ($0.60 per share)	—	—	—	—	(8,492)	—	(8,492)
Stock issued under dividend reinvestment and employee stock purchase plans	72,911			27	(289)	1,831	1,569
Issuance of common stock	3,392,500	—	16,962	38,655	—	—	55,617
Exercise of stock options	2,547	—	—	(10)	14	60	64
Purchases of treasury stock	(11,642)	—	—	—	—	(370)	(370)
Restricted stock awards granted	47,191	—	—	(1,118)	(2)	1,120	—
Vesting of restricted stock awards	—	—	—	24	—	—	24

Balance at September 30, 2009	16,442,021	$(1,444)	$91,332	$60,037	$152,305	$(34,178)	$268,052

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$10,847	$9,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	15,289	13,437
Depreciation of premises and equipment	1,885	1,787
Other-than-temporary impairment on equity securities	59	1,447
Net gain on sales of investment securities	(426)	(127)
Net gain on mortgage banking activities	(2,181)	(1,531)
Net loss (gain) on interest rate swap	1,072	(194)
Net loss on dispositions of fixed assets	11	147
Net loss (gain) on sales and write-downs of other real estate owned	368	(10)
Bank owned life insurance income	(860)	(970)
Other adjustments to reconcile net income to cash provided by operating activities	4,193	(2,570)
Originations of loans held for sale	(102,747)	(105,415)
Proceeds from the sale of loans held for sale	101,745	104,898
Increase in interest receivable and other assets	(3,535)	(618)
(Decrease) increase in accrued expenses and other liabilities	(2,979)	4,914

Net cash provided by operating activities	22,741	24,453

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(1)	(156)
Net capital expenditures	(2,800)	(1,789)
Proceeds from maturities of securities held-to-maturity	56	254
Proceeds from maturities of securities available-for-sale	52,071	46,376
Proceeds from sales and calls of securities available-for-sale	181,136	125,771
Purchases of investment securities available-for-sale	(230,115)	(205,003)
Purchases of lease financings	(4,816)	(4,178)
Net increase in loans and leases	(46,692)	(4,788)
Net (increase) decrease in interest-bearing deposits	(2,416)	3,352
Proceeds from sales of other real estate owned	1,690	103

Net cash used in investing activities	(51,887)	(40,058)

Cash flows from financing activities:
Net increase in deposits	113,384	9,575
Net decrease in short-term borrowings	(84,227)	(44,224)
Repayment of subordinated debt	(750)	(1,125)
Issuance of common stock	—	55,617
Purchases of treasury stock	(6)	(370)
Stock issued under dividend reinvestment and employee stock purchase plans	1,672	1,569
Proceeds from exercise of stock options, including tax benefits	—	64
Cash dividends paid	(9,925)	(7,789)

Net cash provided by financing activities	20,148	13,317

Net decrease in cash and due from banks	(8,998)	(2,288)
Cash and due from banks at beginning of year	20,535	34,800

Cash and due from banks at end of period	$11,537	$32,512

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$16,506	$22,816
Income taxes, net of refunds received	1,612	1,522

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the “Corporation”) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 5, 2010.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.
Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification Update for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. This update requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for the changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. The update will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The Corporation is evaluating the impact of the new guidance on its disclosures, but does not expect the guidance will have a material impact on its financial statements but will result in expanded disclosures.

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
Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2010 and December 31, 2009 by maturity within each type.

	At September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$31	$1	$—	$32

	31	1	—	32

Other securities:
Within 1 year	17	—	—	17

	17	—	—	17

Total	$48	$1	$—	$49

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$5,000	$3	$—	$5,003
After 1 year to 5 years	147,627	981	(7)	148,601

	152,627	984	(7)	153,604

State and political subdivisions:
Within 1 year	452	—	—	452
After 1 year to 5 years	9,075	409	—	9,484
After 5 years to 10 years	15,717	515	(22)	16,210
Over 10 years	76,853	3,304	(85)	80,072

	102,097	4,228	(107)	106,218

Residential mortgage-backed securities:
Within 1 year	1	—	—	1
After 5 years to 10 years	16,121	873	—	16,994
Over 10 years	56,743	3,301	(552)	59,492

	72,865	4,174	(552)	76,487

Commercial mortgage obligations:
After 5 years to 10 years	10,029	256	—	10,285
Over 10 years	48,947	1,478	—	50,425

	58,976	1,734	—	60,710

Other securities:
Within 1 year	16,070	71	—	16,141
After 1 year to 5 years	4,988	—	(25)	4,963

	21,058	71	(25)	21,104

Equity securities:
No stated maturity	2,450	474	(97)	2,827

	2,450	474	(97)	2,827

Total	$410,073	$11,665	$(788)	$420,950

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
After 1 year to 5 years	$87	$5	$—	$92

	87	5	—	92

Other securities:
After 1 year to 5 years	16	—	—	16
	16	—	—	16

Total	$103	$5	$—	$108

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$7,000	$—	$—	$7,000
After 1 year to 5 years	112,937	293	(238)	112,992

	119,937	293	(238)	119,992

State and political subdivisions:
After 1 year to 5 years	8,287	262	(2)	8,547
After 5 years to 10 years	28,894	636	(23)	29,507
Over 10 years	68,560	1,200	(248)	69,512

	105,741	2,098	(273)	107,566

Residential mortgage-backed securities:
Within 1 year	1,461	18	—	1,479
After 1 year to 5 years	6	—	—	6
After 5 years to 10 years	15,865	452	—	16,317
Over 10 years	80,464	3,852	(829)	83,487

	97,796	4,322	(829)	101,289

Commercial mortgage obligations:
After 5 years to 10 years	8,644	327	—	8,971
Over 10 years	68,440	2,043	—	70,483

	77,084	2,370	—	79,454

Asset backed securities:
After 1 year to 5 years	564	9	—	573

	564	9	—	573

Other securities:
Within 1 year	5,968	48	—	6,016
After 1year to 5 years	2,996	132	—	3,128

	8,964	180	—	9,144

Equity securities:
No stated maturity	1,589	363	(28)	1,924

	1,589	363	(28)	1,924

Total	$411,675	$9,635	$(1,368)	$419,942

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $302.9 million and $300.7 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the nine months ended September 30, 2010 and 2009, available-for-sale securities with a fair value at the date of sale of $13.8 million and $41.9 million, respectively, were sold. Gross realized gains on such sales totaled $447 thousand during 2010 and $155 thousand in 2009. Gross realized losses on sales were $21 thousand in 2010 and $28 thousand in 2009. Tax expense related to net realized gains from the sales of investment securities for the nine months ended September 30, 2010 and 2009 was $149 thousand and $44 thousand, respectively. Accumulated other comprehensive income related to securities of $7.1 million and $5.4 million, net of taxes, has been included in shareholders’ equity at September 30, 2010 and December 31, 2009, respectively. Unrealized losses in investment securities at September 30, 2010 and December 31, 2009 do not represent other-than-temporary impairments.
The Corporation realized other-than-temporary impairment charges to noninterest income of $59 thousand and $1.4 million, respectively, on its equity portfolio during the nine months ended September 30, 2010 and 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009.
Management evaluates debt securities, which comprises U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2010 and 2009.
At September 30, 2010 and December 31, 2009, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009:

	At September 30, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$5,033	$(7)	$—	$—	$5,033	$(7)
State and political subdivisions	2,008	(85)	1,140	(22)	3,148	(107)
Residential mortgage-backed securities	—	—	4,649	(552)	4,649	(552)
Other securities	4,962	(25)	—	—	4,962	(25)
Equity securities	1,229	(95)	17	(2)	1,246	(97)

Total	$13,232	$(212)	$5,806	$(576)	$19,038	$(788)

	At December 31, 2009
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$47,057	$(238)	$—	$—	$47,057	$(238)
State and political subdivisions	16,378	(248)	1,141	(25)	17,519	(273)
Residential mortgage-backed securities	—	—	5,323	(829)	5,323	(829)
Equity securities	128	(15)	95	(13)	223	(28)

Total	$63,563	$(501)	$6,559	$(867)	$70,122	$(1,368)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At September 30,	At December 31,
(Dollars in thousands)	2010	2009

Commercial, financial and agricultural	$469,999	$447,495
Real estate-commercial	512,713	487,688
Real estate-construction	101,379	91,891
Real estate-residential	254,464	266,622
Loans to individuals	43,801	46,761
Lease financings	96,345	95,678

Total gross loans and leases	1,478,701	1,436,135
Less: Unearned income	(11,319)	(10,155)

Total loans and leases, net of unearned income	$1,467,382	$1,425,980

Note 4. Reserve for Loan and Lease Losses
A summary of the activity in the reserve for loan and lease losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Reserve for loan and lease losses at beginning of period	$29,109	$18,824	$24,798	$13,118
Provision for loan and lease losses	5,529	5,928	15,289	13,437
Recoveries	323	268	1,336	641
Loans and leases charged off	(6,078)	(3,075)	(12,540)	(5,251)

Reserve for loan and lease losses at period end	$28,883	$21,945	$28,883	$21,945

Information with respect to loans and leases that are impaired is as follows:

	At September 30, 2010		At December 31, 2009
		Specific		Specific
(Dollars in thousands)	Balance	Reserve	Balance	Reserve

Recorded investment in impaired loans and leases at period-end subject to a specific reserve for loan and lease losses and corresponding specific reserve	$9,832	$1,020	$9,549	$1,424
Recorded investment in impaired loans and leases at period-end requiring no specific reserve for loan and lease losses	24,024	—	27,560	—

Recorded investment in impaired loans and leases at period-end	$33,856		$37,109

Recorded investment in nonaccrual and restructured loans and leases at period-end	$33,856		$37,109

The following is an analysis of interest on nonaccrual and restructured loans and leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Recorded investment in nonaccrual and restructured loans and leases at period end	$33,856	$36,332	$33,856	$36,332
Average recorded investment in impaired loans and leases	32,167	18,851	34,155	10,730
Interest income that would have been recognized under original terms	536	309	1,450	499
Interest income of $0 thousand and $25 thousand was recognized on these loans for the three and nine months ended September 30, 2010, respectively. Interest income of $74 thousand and $126 thousand was recognized on these loans for the three and nine months ended September 30, 2009, respectively.
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
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Beginning of period	$1,799	$1,019	$1,437	$418
Servicing rights capitalized	370	261	877	953
Amortization of servicing rights	(89)	(63)	(228)	(100)
Changes in valuation	(412)	(30)	(418)	(84)

End of period	$1,668	$1,187	$1,668	$1,187

Mortgage loans serviced for others, end of period	$255,292	$142,651	$255,292	$142,651

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Valuation allowance, beginning of period	$(256)	$(220)	$(250)	$(166)
Additions	(412)	(30)	(418)	(84)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(668)	$(250)	$(668)	$(250)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2010	$132
2011	375
2012	290
2013	225
2014	175
Thereafter	471
The Corporation services loans for others with unpaid principal balances at September 30, 2010 and December 31, 2009 of approximately $255.3 million and $174.1 million, respectively. The balance of mortgage servicing rights, net of fair value adjustments and accumulated amortization, or fair value, included in other intangibles at September 30, 2010 was $1.7 million and at December 31, 2009 was $1.4 million. The aggregate fair value of these rights was $1.7 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.07% to 10.00% for the nine months ended September 30, 2010. The cumulative unfavorable fair value adjustments were $668 thousand and $250 thousand at September 30, 2010 and December 31, 2009, respectively.
Note 6. Income Taxes
As of September 30, 2010 and December 31, 2009, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of September 30, 2010, the Corporation’s tax years 2006 through 2009 remain subject to federal examination as well as examination by state taxing jurisdictions.
Note 7. Retirement Plans and Other Postretirement Benefits
The Corporation had a noncontributory retirement plan covering substantially all employees. The plan provided benefits based on a formula of each participant’s final average pay. On June 24, 2009, the Compensation Committee of the Board of Directors of the Corporation resolved that effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, would be frozen and the current plan would be amended and converted to a cash balance plan under which employees would continue to receive future benefits in accordance with the provisions of the cash balance plan. Additionally, participation in the plan was frozen to new entrants effective December 7, 2009. Effective December 31, 2009, the plan was frozen with participants not losing any benefits already earned and the plan was converted to a cash balance plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans is aggregated and reported under “Retirement Plans” within this footnote.
The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,
	2010	2009	2010	2009
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$178	$322	$19	$18
Interest cost	496	489	26	23
Expected return on plan assets	(418)	(386)	—	—
Accretion of transition asset	(70)	—	—	—
Amortization of net loss	170	224	6	4
Amortization (accretion) of prior service cost	11	12	(5)	(5)

Net periodic cost	$367	$661	$46	$40

	Nine Months Ended September 30,
	2010	2009	2010	2009
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$528	$1,031	$57	$54
Interest cost	1,489	1,467	79	70
Expected return on plan assets	(1,253)	(1,158)	—	—
Accretion of transition asset	(212)	—	—	—
Amortization of net loss	507	672	13	11
Amortization (accretion) of prior service cost	35	36	(15)	(15)

Net periodic cost	$1,094	$2,048	$134	$120

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make contributions of $471 thousand to its qualified and non-qualified retirement plans and $202 thousand to its other postretirement benefit plans in 2010. During the nine months ended September 30, 2010, the Corporation contributed $462 thousand and $59 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of September 30, 2010, $1.5 million and $59 thousand have been paid to participants from its qualified and non-qualified retirement plans and other postretirement plans, respectively.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Numerator for basic and diluted earnings per share - Income available to common shareholders	$4,147	$2,753	$$10,847	$9,258

Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	16,621	14,873	16,582	13,636
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,621	14,873	16,582	13,636

Basic earnings per share	$0.25	$0.19	$0.65	$0.68

Diluted earnings per share	$0.25	$0.19	$0.65	$0.68

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended September 30, 2010 and 2009, there were 428,032 and 213,482 anti-dilutive options at an average exercise price of $23.07 and $25.57, per share, respectively. For the nine months ended September 30, 2010 and 2009, there were 403,032 and 211,534 anti-dilutive options at an average exercise price of $23.41 and $25.61, per share, respectively.

Note 9. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income
The following table shows the components of comprehensive income, net of income taxes, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$4,147	$2,753	$10,847	$9,258

Net unrealized gains on available-for-sale investment securities:
Net unrealized gains arising during the period	439	4,371	1,936	4,988
Less: reclassification adjustment for net gains (losses) on sales realized in net income	220	73	277	83
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(7)	(31)	(38)	(941)

Total net unrealized gains on available-for-sale investment securities	226	4,329	1,697	5,846
Net change in fair value of derivative used for cash flow hedges	(507)	(368)	(1,554)	875
Defined benefit pension plans:
Less: accretion of transition asset included in net periodic pension costs	46	—	138	—
Less: amortization of net loss included in net periodic pension costs	(106)	(146)	(338)	(441)
Less: amortization of prior service cost included in net periodic pension costs	(5)	(5)	(14)	(13)

Total defined benefit pension plans	65	151	214	454

Total comprehensive income, net of tax	$3,931	$6,865	$11,204	$16,433

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

	Net
	Unrealized	Net Change
	Gains on	in Fair Value	Net Change
	Available for	of Derivative	Related to	Accumulated
	Sale	Used for	Defined	Other
	Investment	Cash Flow	Benefit	Comprehensive
(Dollars in thousands)	Securities	Hedges	Pension Plan	(Loss) Income

Balance, December 31, 2008	$2,281	$(149)	$(10,751)	$(8,619)
Net Change	5,846	875	454	7,175

Balance, September 30, 2009	$8,127	$726	$(10,297)	$(1,444)

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	1,697	(1,554)	214	357

Balance, September 30, 2010	$7,070	$(404)	$(6,833)	$(167)

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
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At September 30, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $53.4 million and $57.2 million, respectively, with fair values of a positive $1.5 million and a negative $297 thousand, respectively. At December 31, 2009, the notional amounts of interest rate locks with customers and forward loan commitments were $11.6 million and $13.3 million, respectively, with fair values of $24 thousand and $132 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments which resulted in gains of $782 thousand and $160 thousand for the three months ended September 30, 2010 and 2009, respectively and gains of $1.5 million and $367 thousand for the nine months ended September 30, 2010 and 2009, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments which resulted in losses of $4 thousand and $175 thousand for the three months ended September 30, 2010 and 2009, respectively and losses of $430 thousand and $167 thousand for the nine months ended September 30, 2010 and 2009, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net gains on mortgage banking activities in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which was based on the one month U.S. London Interbank Borrowing Rate (“LIBOR”) with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million which was classified on the balance sheet in other assets. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which will be amortized through a reduction of interest income over the remaining life. At December 31, 2009, the underlying commercial loan had a negative fair value adjustment of $431 thousand, which was classified on the balance sheet as a component of loans and leases. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in losses of $246 thousand and $87 thousand for the three months ended September 30, 2010 and 2009, respectively; and a loss of $1.1 million and a gain of $194 thousand for the nine months ended September 30, 2010 and 2009, respectively. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the changes in the cash flows of the hedged item. At September 30, 2010, the interest rate swap had a negative fair value of $622 thousand, which was classified on the balance sheet as a component of other liabilities, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $404 thousand is recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million was recorded as a component of accumulated other comprehensive income on the balance sheet. The cash payments on the interest rate swap of $109 thousand and $107 thousand during the three months ended September 30, 2010 and 2009, respectively, and $347 thousand and $257 thousand during the nine months ended September 30, 2010 and 2009, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $460 thousand of the net gain in accumulated other comprehensive income will be reclassified as a reduction of interest expense within the next twelve months.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, classified using the fair value hierarchy:

	At September 30, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$153,604	$—	$153,604
State and political subdivisions	—	106,218	—	106,218
Mortgage-backed securities	—	76,487	—	76,487
Commercial mortgage obligations	—	56,151	4,559	60,710
Other securities	—	21,104	—	21,104
Equity securities	2,827	—	—	2,827

Total available-for-sale securities	2,827	413,564	4,559	420,950

Interest rate locks with customers	—	1,529	—	1,529

Total assets	$2,827	$415,093	$4,559	$422,479

Liabilities:
Interest rate swap	$—	$622	$—	$622
Forward loan commitments	—	297	—	297

Total liabilities	$—	$919	$—	$919

	At December 31, 2009
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$119,992	$—	$119,992
State and political subdivisions	—	107,566	—	107,566
Mortgage-backed securities	—	101,289	—	101,289
Commercial mortgage obligations	—	74,282	5,172	79,454
Asset-backed securities	—	—	573	573
Other securities	—	9,144	—	9,144
Equity securities	1,924	—	—	1,924

Total available-for-sale securities	1,924	412,273	5,745	419,942

Interest rate swaps	—	2,968	—	2,968
Interest rate locks with customers	—	24	—	24
Forward loan commitments	—	132	—	132

Total assets	$1,924	$415,397	$5,745	$423,066

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	June 30,	Gains or	Gains or		September 30,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$4,752	$130	$—	$(323)	$4,559
Asset-backed securities	301	(1)	—	(300)	-—

Total Level 3 assets	$5,053	$129	$—	$(623)	$4,559

	Three Months Ended September 30, 2009
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	June 30,	Gains or	Gains or		September 30,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2009

Available-for-sale securities:
Commercial mortgage obligations	$5,415	$625	$—	$(350)	$5,690
Asset-backed securities	886	—	—	(164)	722

Total Level 3 assets	$6,301	$625	$—	$(514)	$6,412

	Nine Months Ended September 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	Gains or	Gains or		September 30,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$276	$—	$(889)	$4,559
Asset-backed securities	573	(9)	—	(564)	—

Total Level 3 assets	$5,745	$267	$—	$(1,453)	$4,559

	Nine Months Ended September 30, 2009
			Total
	Balance at	Total	Realized		Balance at
	December 31,	Unrealized	Gains or		September 30,
(Dollars in thousands)	2008	Gains	(Losses)	Paydowns	2009

Available-for-sale securities:
Commercial mortgage obligations	$5,340	$1,382	$—	$(1,032)	$5,690
Asset-backed securities	1,211	34	—	(523)	722

Total Level 3 assets	$6,551	$1,416	$—	$(1,555)	$6,412

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three or nine month periods ended September 30, 2010 or 2009.
The following table represents assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009.

	At September 30, 2010
				Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Real estate-commercial loan	$—	$17,381	$—	$17,381
Impaired loans and leases	—	—	32,836	32,836
Mortgage servicing rights	—	1,668	—	1,668

Total	$—	$19,049	$32,836	$51,885

	At December 31, 2009
				Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Acquired leases	$—	$—	$3,796	$3,796
Real estate-commercial loan	—	16,569	—	16,569
Impaired loans and leases	—	—	35,685	35,685
Mortgage servicing rights	—	1,437	—	1,437
Other long-lived assets	—	1,080	—	1,080

Total	$—	$19,086	$39,481	$58,567

Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these leases. Acquired leases are classified within Level 3 of the valuation hierarchy.
The fair value of the hedged real estate-commercial loan (as discussed in Note 10) was based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and at that time the remaining $17.0 million loan was marked to fair value due to the de-designation of the fair value hedge. During the first quarter of 2010, the swap was re-designated and the hedged loan was being marked to fair value on a recurring basis. During the third quarter of 2010 the swap was terminated and the loan was marked to fair value. The fair value will be amortized to par value over the remaining life of the loan using the level-yield method.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan and lease is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and leases less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2010, impaired loans and leases had a carrying amount of $33.9 million with a valuation allowance of $1.0 million. At December 31, 2009, impaired loans and leases had a carrying amount of $37.1 million with a valuation allowance of $1.4 million.
The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value.
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
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the nine months ended September 30, 2010, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At September 30, 2010		At December 31, 2009
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$62,015	$62,015	$68,597	$68,597
Investment securities	420,998	420,999	420,045	420,050
Loans held for sale	3,801	3,941	1,693	1,708
Net loans and leases	1,438,499	1,502,646	1,401,182	1,459,568
Interest rate swaps	—	—	42,000	2,968
Interest rate locks with customers	53,420	1,529	11,637	24
Forward loan commitments	—	—	13,330	132
Liabilities:
Deposits	1,677,641	1,658,370	1,564,257	1,542,882
Short-term borrowings	99,161	99,255	183,379	185,139
Long-term borrowings	29,744	30,158	30,684	31,248
Interest rate swaps	20,000	622	—	—
Forward loan commitments	57,220	297	—	—
Off-Balance-Sheet:
Commitments to extend credit	—	(975)	—	(935)

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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2009 Annual Report on Form 10-K.
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
Executive Overview
The Corporation reported net income for the three months ended September 30, 2010 of $4.1 million or $0.25 diluted earnings per share compared to net income of $2.8 million or $0.19 diluted earnings per share for the three months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $10.8 million or $0.65 diluted earnings per share compared to net income of $9.3 million or $0.68 diluted earnings per share for the same period in the prior year. Although there was a $1.5 million increase in net income over the nine-month periods, diluted earnings per share were less primarily due to a greater average number of shares outstanding in 2010 compared to 2009 as a result of issuing an additional 3.4 million common shares in a public offering during the third quarter of 2009.

Net interest income on a tax-equivalent basis for the three months ended September 30, 2010 was up $1.7 million, or 9.4% compared to the same period in 2009. The third quarter 2010 net interest margin was 4.15% compared to 4.11% for the second quarter of 2010 and 3.82% for the third quarter of 2009. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2010 was up $3.8 million, or 7.0% compared to the same period in 2009. The tax-equivalent net interest margin for the first nine months of 2010 was 4.08% compared to 3.82% for the first nine months of 2009. The increase in net interest income and the net interest margin for the three and nine months ended September 30, 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and declines in the volume of Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances.
The provision for loan and lease losses decreased by $399 thousand for the three months ended September 30, 2010 compared to the same period in 2009 and increased by $1.9 million for the nine months ended September 30, 2010 from the comparable period in 2009. The year-to-date increase in the provision was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors that began to manifest in June 2009.
Non-interest income increased $1.8 million during the three months ended September 30, 2010 compared to the same period in 2009 and $4.1 million for the nine months ended September 30, 2010 compared to the same period in the prior year primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fees, higher gains on mortgage banking activities and higher gains on sales of securities. Additionally, the nine months ended September 30, 2009 was impacted by $1.4 million of other-than-temporary impairments on equity securities compared to $59 thousand of other-than-temporary impairments recorded in the nine months ended September 30, 2010.
Non-interest expense increased $1.6 million for the three months ended September 30, 2010 compared to the same period in 2009 and increased $3.3 million for the nine months ended September 30, 2010 compared to the same period in 2009. Non-interest expense for the three and nine months ended September 30, 2010 was impacted by higher salary and benefit expenses to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses; increased marketing and advertising expenses mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets; and increased other expenses related to legal fees resulting from non-performing loan activity and increased audit expenses. The nine-month period ended September 30, 2009 was impacted by the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation in the second quarter of 2009 which was partially offset by higher deposit insurance premiums in 2010.
Nonperforming loans and leases were $34.8 million at September 30, 2010 compared to $37.8 million at December 31, 2009 and $37.0 million at September 30, 2009. Nonperforming loans and leases as a percentage of total loans and leases were 2.37% at September 30, 2010 compared to 2.65% at December 31, 2009 and 2.55% at September 30, 2009. Net charge-offs for the three months ended September 30, 2010 were $5.8 million compared to $2.8 million for the three months ended September 30, 2009. Net charge-offs for the nine months ended September 30, 2010 were $11.2 million compared to $4.6 million for the same period in the prior year. The increase in loan and lease charge-offs was primarily due to deterioration of underlying collateral and economic factors. The charge-offs occurred across various loan and lease categories.
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
Results of Operations
The Corporation’s consolidated net income and earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands, except per share data)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Net income	$4,147	$2,753	$1,394	50.6%	$10,847	$9,258	$1,589	17.2%
Net income per share:
Basic	$0.25	$0.19	$0.06	31.6%	$0.65	$0.68	$(0.03)	(4.4)%
Diluted	0.25	0.19	0.06	31.6	0.65	0.68	(0.03)	(4.4)
Return on average shareholders’ equity was 6.07% and return on average assets was 0.78% for the three months ended September 30, 2010, compared to 4.55% and 0.52%, respectively, for the same period in 2009. Return on average shareholders’ equity was 5.37% and return on average assets was 0.70% for the nine months ended September 30, 2010, compared to 5.68% and 0.60%, respectively, for the same period in 2009. The lower return on average shareholders’ equity during the first nine months of 2010 was mainly attributable to the issuance of common stock totaling $55.6 million in August 2009 partially offset by higher income for the nine months ended September 30, 2010 compared to the same period in 2009.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2010 and 2009. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis for the three months ended September 30, 2010 increased $1.7 million, or 9.4% compared to the same period in 2009. The tax-equivalent net interest margin for the three months ended September 30, 2010 increased 33 basis points to 4.15% from 3.82% for the three-months ended September 30, 2009. Net interest income on a tax-equivalent basis increased $3.8 million, or 7.0% for the nine months ended September 30, 2010 compared to the same period in 2009. The tax-equivalent net interest margin for the nine months ended September 30, 2010 increased 26 basis points to 4.08% from 3.82% for the first nine months of 2009. The increase in net interest income and the net interest margin for the three and nine months ended September 30, 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $92.0 million at December 31, 2009 to $14.0 million at September 30, 2010.

Table 1 — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	Three Months Ended September 30,
	2010			2009
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$32,983	$20	0.24%	$4,067	$3	0.29%
U.S. Government obligations	156,579	669	1.70	123,008	979	3.16
Obligations of states and political subdivisions	109,376	1,746	6.33	105,060	1,734	6.55
Other debt and equity securities	165,238	1,687	4.05	219,857	2,531	4.57

Total interest-earning deposits and investments	464,176	4,122	3.52	451,992	5,247	4.61

Commercial, financial and agricultural loans	435,823	5,428	4.94	417,694	4,802	4.56
Real estate-commercial and construction loans	538,288	7,871	5.80	528,104	7,972	5.99
Real estate-residential loans	255,715	2,800	4.34	282,758	3,242	4.55
Loans to individuals	44,250	657	5.89	48,110	829	6.84
Municipal loans and leases	110,650	1,662	5.96	91,674	1,388	6.01
Lease financings	75,094	1,671	8.83	88,122	1,796	8.09

Gross loans and leases	1,459,820	20,089	5.46	1,456,462	20,029	5.46

Total interest-earning assets	1,923,996	24,211	4.99	1,908,454	25,276	5.25

Cash and due from banks	38,924			32,637
Reserve for loan and lease losses	(29,853)			(19,445)
Premises and equipment, net	34,862			33,274
Other assets	149,779			144,044

Total assets	$2,117,708			$2,098,964

Liabilities:
Interest-bearing checking deposits	$179,117	61	0.14	$162,764	57	0.14
Money market savings	301,674	239	0.31	296,676	342	0.46
Regular savings	454,358	578	0.50	367,825	714	0.77
Time deposits	432,881	2,339	2.14	491,356	4,171	3.37

Total time and interest-bearing deposits	1,368,030	3,217	0.93	1,318,621	5,284	1.59

Securities sold under agreements to repurchase	99,855	90	0.36	102,582	155	0.60
Other short-term borrowings	40,277	437	4.30	95,008	825	3.45
Long-term debt	5,000	48	3.81	44,810	315	2.79
Subordinated notes and capital securities	24,744	315	5.05	26,244	322	4.87

Total borrowings	169,876	890	2.08	268,644	1,617	2.39

Total interest-bearing liabilities	1,537,906	4,107	1.06	1,587,265	6,901	1.72

Demand deposits, non-interest bearing	274,583			228,815
Accrued expenses and other liabilities	34,174			42,617

Total liabilities	1,846,663			1,858,697

Shareholders’ Equity:
Common stock	91,332			83,588
Additional paid-in capital	61,420			43,882
Retained earnings and other equity	118,293			112,797

Total shareholders’ equity	271,045			240,267

Total liabilities and shareholders’ equity	$2,117,708			$2,098,964

Net interest income		$20,104			$18,375

Net interest spread			3.93			3.53
Effect of net interest-free funding sources			0.22			0.29

Net interest margin			4.15%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.10%			120.24%

	Nine Months Ended September 30,
	2010			2009
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$24,727	$50	0.27%	$3,602	$8	0.30%
U.S. Government obligations	143,238	2,332	2.18	105,565	2,743	3.47
Obligations of states and political subdivisions	108,287	5,289	6.53	103,389	5,206	6.73
Other debt and equity securities	176,317	5,640	4.28	218,169	8,005	4.91
Federal funds sold	—	—	—	77	—	—

Total interest-earning deposits, investments and federal funds sold	452,569	13,311	3.93	430,802	15,962	4.95

Commercial, financial and agricultural loans	420,572	14,985	4.76	409,513	14,021	4.58
Real estate-commercial and construction loans	528,611	23,185	5.86	518,828	23,289	6.00
Real estate-residential loans	257,637	8,443	4.38	297,248	10,432	4.69
Loans to individuals	45,969	2,054	5.97	50,759	2,621	6.90
Municipal loans and leases	104,321	4,651	5.96	88,851	4,082	6.14
Lease financings	78,341	5,136	8.77	92,792	5,827	8.40

Gross loans and leases	1,435,451	58,454	5.44	1,457,991	60,272	5.53

Total interest-earning assets	1,888,020	71,765	5.08	1,888,793	76,234	5.40

Cash and due from banks	36,045			31,490
Reserve for loan and lease losses	(28,444)			(16,358)
Premises and equipment, net	34,908			33,011
Other assets	152,213			141,963

Total assets	$2,082,742			$2,078,899

Liabilities:
Interest-bearing checking deposits	$177,776	180	0.14	$161,213	199	0.17
Money market savings	291,841	832	0.38	312,888	1,389	0.59
Regular savings	438,832	2,020	0.62	343,897	2,211	0.86
Time deposits	434,334	7,993	2.46	515,755	13,603	3.53

Total time and interest-bearing deposits	1,342,783	11,025	1.10	1,333,753	17,402	1.74

Securities sold under agreements to repurchase	98,181	318	0.43	88,104	416	0.63
Other short-term borrowings	54,379	1,664	4.09	89,987	1,867	2.77
Long-term debt	5,485	142	3.46	61,899	1,654	3.57
Subordinated notes and capital securities	25,116	940	5.00	26,617	975	4.90

Total borrowings	183,161	3,064	2.24	266,607	4,912	2.46

Total interest-bearing liabilities	1,525,944	14,089	1.23	1,600,360	22,314	1.86

Demand deposits, non-interest bearing	253,238			220,789
Accrued expenses and other liabilities	33,560			39,909

Total liabilities	1,812,742			1,861,058

Shareholders’ Equity:
Common stock	91,332			77,476
Additional paid-in capital	61,420			29,897
Retained earnings and other equity	117,248			110,468

Total shareholders’ equity	270,000			217,841

Total liabilities and shareholders’ equity	$2,082,742			$2,078,899

Net interest income		$57,676			$53,920

Net interest spread			3.85			3.54
Effect of net interest-free funding sources			0.23			0.28

Net interest margin			4.08%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.73%			118.02%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three and nine months ended September 30, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Versus 2009			2010 Versus 2009
	Volume	Rate		Volume	Rate
(Dollars in thousands)	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$18	$(1)	$17	$43	$(1)	$42
U.S. Government obligations	143	(453)	(310)	608	(1,019)	(411)
Obligations of states and political subdivisions	70	(58)	12	238	(155)	83
Other debt and equity securities	(556)	(288)	(844)	(1,337)	(1,028)	(2,365)

Interest on deposits and investments	(325)	(800)	(1,125)	(448)	(2,203)	(2,651)

Commercial, financial and agricultural loans	226	400	626	413	551	964
Real estate-commercial and construction loans	152	(253)	(101)	439	(543)	(104)
Real estate-residential loans	(292)	(150)	(442)	(1,300)	(689)	(1,989)
Loans to individuals	(57)	(115)	(172)	(214)	(353)	(567)
Municipal loans and leases	286	(12)	274	689	(120)	569
Lease financings	(289)	164	(125)	(948)	257	(691)

Interest and fees on loans and leases	26	34	60	(921)	(897)	(1,818)

Total interest income	(299)	(766)	(1,065)	(1,369)	(3,100)	(4,469)

Interest expense:
Interest-bearing checking deposits	4	—	4	17	(36)	(19)
Money market savings	9	(112)	(103)	(66)	(491)	(557)
Regular savings	114	(250)	(136)	426	(617)	(191)
Time deposits	(309)	(1,523)	(1,832)	(1,482)	(4,128)	(5,610)

Interest on time and interest-bearing deposits	(182)	(1,885)	(2,067)	(1,105)	(5,272)	(6,377)

Securities sold under agreement to repurchase	(3)	(62)	(65)	34	(132)	(98)
Other short-term borrowings	(592)	204	(388)	(1,091)	888	(203)
Long-term debt	(382)	115	(267)	(1,461)	(51)	(1,512)
Subordinated notes and capital securities	(19)	12	(7)	(55)	20	(35)

Interest on borrowings	(996)	269	(727)	(2,573)	725	(1,848)

Total interest expense	(1,178)	(1,616)	(2,794)	(3,678)	(4,547)	(8,225)

Net interest income	$879	$850	$1,729	$2,309	$1,447	$3,756

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount. Nonaccrual loans and leases have been included in the average loan and lease balances. Loans held for sale have been included in the average loan balances. Tax-equivalent amounts for the three and nine months ended September 30, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Interest Income
Three months ended September 30, 2010 versus 2009
Interest income on a tax-equivalent basis for the three months ended September 30, 2010 decreased $1.1 million, or 4.2% from the same period in 2009. This decrease was mainly due to a 109 basis point decrease in the average rate earned on investment securities and deposits at other banks due to the lower interest rate environment. Interest and fees on loans and leases remained level during the three months ended September 30, 2010 compared to the same period in 2009. The Corporation experienced decreases in the average rates on residential real estate loans, commercial real estate and construction loans and loans to individuals as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were offset by growth and higher average rates of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.

Nine months ended September 30, 2010 versus 2009
Interest income on a tax-equivalent basis for the nine months ended September 30, 2010 decreased $4.5 million, or 5.9% from the same period in 2009. This decrease was mainly due to a 102 basis point decrease in the average rate earned on investment securities and deposits at other banks, a 9 basis point decrease in the average rate earned on loans and a $22.5 million decrease in average loan volume. The decline in average rate earned on investment securities was mostly due to the lower interest rate environment. The decline in interest and fees earned on loans and leases was primarily due to decreases in the average rates on residential real estate loans, commercial real estate and construction loans and loans to individuals as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced lease origination volume. These unfavorable variances were partially offset by growth and higher average rates of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.
Interest Expense
Three months ended September 30, 2010 versus 2009
Interest expense on a tax-equivalent basis for the three months ended September 30, 2010 decreased $2.8 million, or 40.5% from the same period in 2009. This decrease was mainly due to a 66 basis point decrease in the Corporation’s average cost of deposits and a $98.8 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the three months ended September 30, 2010, average deposits increased by $49.4 million with increases in average regular savings of $86.5 million and interest-bearing checking accounts of $16.4 million partially offset by a decrease in average time deposits of $58.5 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. In addition, the average balance of time deposits decreased, in part, from a reduction of brokered deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on other short-term borrowings decreased $388 thousand for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in average volume of $54.7 million partially offset by an average rate increase of 85 basis points. Interest on long-term debt, which consists of long-term FHLB borrowings, decreased by $267 thousand mainly due to a decline in average volume of $39.8 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.
Nine months ended September 30, 2010 versus 2009
Interest expense on a tax-equivalent basis for the nine months ended September 30, 2010 decreased $8.2 million, or 36.9% from the same period in 2009. This decrease was mainly due to a 64 basis point decrease in the Corporation’s average cost of deposits and an $83.4 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the nine months ended September, 30, 2010, average deposits increased by $9.0 million with increases in average regular savings of $94.9 million and interest-bearing checking of $16.6 million mostly offset by decreases in average time deposits of $81.4 million and average money market savings of $21.0 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. In addition, the average balance of time deposits decreased, in part, from a reduction of brokered deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest expense on other short-term borrowings decreased $203 thousand for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in average volume of $35.6 million partially offset by an average rate increase of 132 basis points. Interest on long-term debt decreased by $1.5 million mainly due to a decline in average volume of $56.4 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.

Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans and leases. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2010 and 2009 was $5.5 million and $5.9 million, respectively. The provision for the nine months ended September 30, 2010 and 2009 was $15.3 million and $13.4 million, respectively. The increase in provision was primarily due to the migration of loans and leases to higher-risk ratings as a result of deterioration of underlying collateral and economic factors that began to manifest in June 2009. Additionally, impaired loans and leases decreased to $33.9 million at September 30, 2010 from $37.1 million at December 31, 2009 and decreased from $36.3 million at September 30, 2009. The decrease in impaired loans and leases was mainly due to a payoff of $6.7 million on a real estate—construction loan during the second quarter of 2010 partially offset by a real estate—commercial loan relationship totaling $3.9 million which became impaired during the third quarter of 2010. Impaired loans at September 30, 2009 included two large commercial/construction real estate credits which went on non-accrual during the third quarter of 2009. One credit was a Shared National Credit to a continuing care retirement community in which Univest participated. The parent company of the community came under financial difficulty and as a result, the parent company and all communities declared bankruptcy. This credit was paid off in the second quarter of 2010. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $14.6 million at September 30, 2010. Univest will continue to closely monitor the impaired loan credits and may have to provide additional reserve in future quarters related to these credits.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities and loans, net gains (losses) on mortgage banking activities, net gains (losses) on interest rate swaps and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (“Mastermoney fees”), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. Other non-interest income includes gains (losses) on investments in partnerships, gains (losses) on sales of other real estate owned, reinsurance income and other miscellaneous income. The following table presents noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Trust fee income	$1,450	$1,325	$125	9.4%	$4,450	$4,075	$375	9.2%
Service charges on deposit accounts	1,633	1,745	(112)	(6.4)	5,227	5,050	177	3.5
Investment advisory commission and fee income	1,227	876	351	40.1	3,435	2,402	1,033	43.0
Insurance commission and fee income	1,815	1,470	345	23.5	5,954	5,567	387	7.0
Other service fee income	962	851	111	13.0	3,346	2,575	771	29.9
Bank owned life insurance income	326	405	(79)	(19.5)	860	970	(110)	(11.3)
Other-than-temporary impairment on equity securities	(12)	(47)	35	74.5	(59)	(1,447)	1,388	95.9
Net gain on sales of securities	339	112	227	N/M	426	127	299	N/M
Net gain on mortgage banking activities	1,246	386	860	N/M	2,181	1,531	650	42.5
Net (loss) gain on interest rate swap	(246)	(87)	(159)	N/M	(1,072)	194	(1,266)	N/M
Net loss on dispositions of fixed assets	—	—	—	—	(11)	(147)	136	92.5
Other	144	62	82	N/M	413	201	212	N/M

Total noninterest income	$8,884	$7,098	$1,786	25.2	$25,150	$21,098	$4,052	19.2

Three months ended September 30, 2010 versus 2009
Total non-interest income increased $1.8 million, or 25.2% during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fees, a higher net gain on mortgage banking activities and higher gains on sales of securities. Additionally, the three months ended September 30, 2010 included a net loss on the interest rate swap of $246 thousand compared to a net loss of $87 thousand during the same period in 2009.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc. increased by $351 thousand for the three months ended September 30, 2010 from the same period in 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Insurance commission and fee income increased by $345 thousand during the three months ended September 30, 2010 primarily attributable to increased volume.
Service charges on deposit accounts decreased $112 thousand during the three months ended September 30, 2010 over the comparable period in 2009 primarily due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
The Corporation realized other-than-temporary impairment charges of $12 thousand on its equity portfolio during the three months ended September 30, 2010 as compared to $47 thousand for the same period in the prior year. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. During the three months ended September 30, 2010, approximately $9.9 million of available for sale securities were sold recognizing a net gain of $339 thousand. During the three months ended September 30, 2009, the Corporation sold $8.9 million in available for sale securities that resulted in a net gain of $112 thousand.
For the three months ended September 30, 2010, the Corporation recognized a net gain on mortgage banking activities of $1.2 million compared to a net gain of $386 thousand for the same period in 2009. These gains consist of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. The increase in the net gain was primarily due to an increase in the volume of the underlying contracts for the interest rate locks.
For the three months ended September 30, 2010, the Corporation recognized a loss of $246 thousand related to fair value adjustments on an interest rate swap for a commercial real estate loan, due to the decline in interest rates during the third quarter of 2010. This interest rate swap was terminated during the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which will be amortized through a reduction of interest income over the remaining life of the loan. Fair value adjustments on the interest rate swap for the three months ended September 30, 2009 resulted in losses of $87 thousand.
Nine months ended September 30, 2010 versus 2009
Total non-interest income increased $4.1 million, or 19.2% during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fees, a higher net gain of mortgage banking activities and higher gains on sales of securities. Additionally, the nine months ended September 30, 2009 was impacted by $1.4 million of other-than-temporary impairments on equity securities compared to $59 thousand of other-than-temporary impairments recorded in the nine months ended September 30, 2010. The nine months ended September 30, 2010 included a net loss on the interest rate swap of $1.1 million compared to a net gain of $194 thousand during the same period in 2009.

Investment advisory commissions and fee income increased $1.0 million for the nine months ended September 30, 2010 from the same period in 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Insurance commission and fee income increased by $387 thousand during the nine months ended September 30, 2010 primarily attributable to increased volume. Other service fee income increased $771 thousand during the nine months ended September 30, 2010 primarily attributable to increases in Mastermoney fees. During the nine months ended September 30, 2010, approximately $13.8 million of available for sale securities were sold recognizing a net gain of $426 thousand. During the nine months ended September 30, 2009, the Corporation sold $41.9 million in available for sale securities that resulted in a net gain of $127 thousand.
For the nine months ended September 30, 2010, the Corporation recognized a net gain on mortgage banking activities of $2.2 million compared to a net gain of $1.5 million for the same period in 2009. These gains consist of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments.
For the nine months ended September 30, 2010, the Corporation recognized a loss of $1.1 million related to fair value adjustments on an interest rate swap for a commercial real estate loan, due to the decline in interest rates during 2010. This interest rate swap was terminated during the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which will be amortized through a reduction of interest income over the life of the loan. Fair value adjustments on the interest rate swap for the nine months ended September 30, 2009 resulted in a net gain of $194 thousand.
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
The following table presents noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Salaries and benefits	$9,775	$8,818	$957	10.9%	$29,055	$27,667	$1,388	5.0%
Net occupancy	1,384	1,338	46	3.4	4,047	4,005	42	1.0
Equipment	1,051	878	173	19.7	2,889	2,569	320	12.5
Marketing and advertising	365	397	(32)	(8.1)	1,966	877	1,089	N/M
Deposit insurance premiums	698	526	172	32.7	1,958	2,586	(628)	(24.3)
Other	3,898	3,606	292	8.1	11,244	10,152	1,092	10.8

Total noninterest expense	$17,171	$15,563	$1,608	10.3	$51,159	$47,856	$3,303	6.9

Three months ended September 30, 2010 versus 2009
Total non-interest expense increased $1.6 million, or 10.3% for the three months ended September 30, 2010 compared to the same period in 2009. Salaries and benefit expense increased $957 thousand during the three months ended September 30, 2010 compared to the same period in 2009 mainly due to additional personnel to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses as a result of the Corporation’s conversion to a cash balance plan effective December 31, 2009. Equipment expense increased $173 thousand for the three months ended September 30, 2010 primarily as a result of increased computer software contract expenses. Deposit insurance premiums increased $172 thousand for the three months ended September 30, 2010 mainly due to the growth in deposits. Other expenses increased primarily due to increased legal fees resulting from non-performing loan activity and increased audit expenses.

Nine months ended September 30, 2010 versus 2009
Total non-interest expense increased $3.3 million, or 6.9% for the nine months ended September 30, 2010 compared to the same period in 2009. Salaries and benefits increased $1.4 million for the nine months ended September 30, 2010 compared to the same period in 2009 mainly due to additional personnel to grow the commercial lending and mortgage banking businesses and higher restricted stock expense partially offset by reduced pension plan expenses as a result of the Corporation’s conversion to a cash balance plan effective December 31, 2009. Marketing and advertising expenses increased $1.1 million during the nine months ended September 30, 2010 primarily to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets. Deposit insurance premiums for the nine-month period ended September 30, 2010 decreased $628 thousand primarily due to the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation in the second quarter of 2009 partially offset by higher deposit insurance premiums in 2010 due to the growth in deposits. Other expenses increased primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity and increased audit expenses.
Tax Provision
The provision for income taxes for the three months ended September 30, 2010 and 2009 was $990 thousand and $197 thousand, at effective rates of 19.27% and 6.68%, respectively. The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $2.2 million and $1.4 million, respectively, at effective rates of 16.79% and 13.20%, respectively. The effective tax rates reflect the benefits of tax credits generated from investments in low-income housing projects and tax-exempt income from investments in municipal securities and loans, and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to lower levels of bank-owned life insurance and a reduction in tax credits generated from investments in low-income housing projects. The increase in the effective tax rate between the nine-month periods is primarily due to a smaller percentage of tax-exempt income to pre-tax income and a reduction in tax credits generated from investments in low-income housing projects.
Financial Condition
Assets
Total assets increased $28.8 million since December 31, 2009. An increase in loans and leases was partially offset by a decrease in interest-earning deposits and other assets. The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2010	2009	Amount	Percent

Cash, interest-earning deposits and federal funds sold	$62,015	$68,597	$(6,582)	(9.6)%
Investment securities	420,998	420,045	953	0.2
Loans held for sale	3,801	1,693	2,108	N/M
Total loans and leases	1,467,382	1,425,980	41,402	2.9
Reserve for loan and lease losses	(28,883)	(24,798)	(4,085)	(16.5)
Premises and equipment, net	35,105	34,201	904	2.6
Goodwill and other intangibles, net	55,369	55,970	(601)	(1.1)
Bank owned life insurance	47,600	46,740	860	1.8
Accrued interest and other assets	50,817	56,993	(6,176)	(10.8)

Total assets	$2,114,204	$2,085,421	$28,783	1.4

Cash, Interest-earning Deposits and Federal Funds Sold
Cash, interest-earning deposits and federal funds sold decreased as of September 30, 2010 as compared to December 31, 2009 primarily due to a decrease in cash maintained at the Federal Reserve Bank.

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
Total investments remained level at September 30, 2010 compared to December 31, 2009. Security purchases of $230.1 million were offset by maturities and paydowns of $52.1 million and sales and calls of $181.1 million.
Loans and Leases
Total gross loans and leases increased at September 30, 2010 as compared to December 31, 2009 mainly due to increases in commercial loans of $22.5 million, commercial real estate loans of $25.0 million and construction loans of $9.5 million. These increases were partially offset by decreases in residential real estate loans of $12.2 million.
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
Total cash basis, restructured and nonaccrual loans and leases totaled $33.9 million at September 30, 2010, $37.1 million at December 31, 2009 and $36.3 million at September 30, 2009; the balance at September 30, 2010 primarily consisted of real estate—commercial and real estate—construction loans. For the nine months ended September 30, 2010 and 2009, nonaccrual loans and leases resulted in lost interest income of $1.5 million and $499 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 2.47% as of September 30, 2010, compared to 2.89% as of December 31, 2009 and 2.77% as of September 30, 2009. The ratio of nonperforming assets to total assets was 1.72% at September 30, 2010, 1.98% at December 31, 2009 and 1.90% at September 30, 2009.
At September 30, 2010, the recorded investment in loans and leases that were considered to be impaired was $33.9 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.0 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases decreased $3.3 million at September 30, 2010 compared to December 31, 2009 mainly due to a payoff of $6.7 million on a real estate—construction loan during the second quarter of 2010 partially offset by a real estate—commercial loan relationship totaling $3.9 million which became impaired during the third quarter of 2010. Impaired loans at September 30, 2009 included two large commercial/construction real estate credits which went on non-accrual during the third quarter of 2009. One credit was a Shared National Credit to a continuing care retirement community in which Univest participated. The parent company of the community came under financial difficulty and as a result, the parent company and all communities declared bankruptcy. This credit was paid off in the second quarter of 2010 as discussed previously. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $14.6 million at September 30, 2010. Univest will continue to closely monitor this credit relationship and may have to provide additional reserve in future quarters related to this credit. Univest will continue to closely monitor the impaired loans and may have to provide additional reserves in future quarters related to these credits. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired was $37.1 million, all of which were on a nonaccrual basis or trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.4 million. At September 30, 2009, the recorded investment in loans and leases that were considered to be impaired was $36.3 million and the related reserve for loan and lease losses for those credits was $2.1 million.
The Corporation held five other real estate owned properties at September 30, 2009. During the remainder of 2009, the Corporation acquired two additional other real estate owned properties and sold two, leaving five properties owned at December 31, 2009. During 2010, the Corporation acquired one property and sold four. At September 30, 2010, the Corporation owned two other real estate owned properties of which one is a residential property and one is a commercial property. The commercial property was written down by $359 thousand during the first quarter of 2010.
Table 3 — Nonaccrual, Past Due and Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and restructured as well as other real estate owned as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(Dollars in thousands)	2010	2009	2009

Nonaccruing loans and leases:
Commercial, financial and agricultural	$3,708	$3,275	$4,906
Real estate — commercial	19,728	14,005	13,017
Real estate — construction	6,641	14,872	12,912
Real estate — residential	1,983	572	363
Loans to individuals	—	—	224
Leases financings	983	774	1,694

Total nonaccruing loans and leases	33,043	33,498	33,116
Restructured loans and leases, not included above	813	3,611	3,216

Total impaired loans and leases	$33,856	$37,109	$36,332

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$94	$134	$282
Real estate — commercial	—	—	—
Real estate — residential	348	273	82
Loans to individuals	457	319	280
Lease financings	—	—	—

Total accruing loans and leases, 90 days or more past due	$899	$726	$644

Total non-performing loans and leases	$34,755	$37,835	$36,976

Other real estate owned	$1,557	$3,428	$3,330

Total non-performing assets	$36,312	$41,263	$40,306

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
The reserve for loan and lease losses increased $4.1 million from December 31, 2009 to September 30, 2010, primarily due to deterioration of underlying collateral and economic factors. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio. The ratio of the reserve for loan and lease losses to total loans and leases was 1.97% at September 30, 2010 and 1.74% at December 31, 2009.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $363 thousand and $374 thousand for the three months ended September 30, 2010 and 2009, respectively and $1.1 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. Fair market valuation adjustments related to mortgage servicing rights resulted in charges of $412 thousand and $31 thousand for the three months ended September 30, 2010 and 2009, respectively, and $418 thousand and $84 thousand for the nine months ended September 30, 2010 and 2009, respectively. The Corporation also has goodwill with a net carrying amount of $50.4 million at September 30, 2010 and December 31, 2009, which is deemed to be an indefinite intangible asset and is not amortized.

Goodwill and other identifiable intangibles are reviewed for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation completed an annual impairment test for the intangible asset category during 2009 and there were no impairments recorded in 2009. There can be no assurance that future impairment tests will not result in a charge to earnings. Since the last annual impairment date, there were no circumstances to indicate impairment.
Other Assets
At September 30, 2010 and December 31, 2009, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.4 million as of September 30, 2010 and December 31, 2009. On December 23, 2008, the FHLB announced that it was suspending the payment of its dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This was due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. Based on current information from the FHLB, management believes that if there is any impairment in the stock it is temporary. Therefore, as of September 30, 2010 and December 31, 2009, the FHLB stock is recorded at cost.
Liabilities
Total liabilities increased since December 31, 2009 primarily due to an increase in deposits partially offset by a decrease in short-term borrowings. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2010	2009	Amount	Percent

Deposits	$1,677,641	$1,564,257	$113,384	7.2%
Short-term borrowings	99,161	183,379	(84,218)	(45.9)
Long-term borrowings	29,744	30,684	(940)	(3.1)
Accrued expenses and other liabilities	36,885	39,294	(2,409)	(6.1)

Total liabilities	$1,843,431	$1,817,614	$25,817	1.4

Deposits
Total deposits increased at the Bank primarily due to increases in regular savings of $57.7 million, noninterest-bearing demand deposits of $30.1 million and interest-bearing demand deposits of $40.6 million which were partially offset by decreases in time deposits of $15.0 million. Deposit growth resulted mainly from the Corporation’s successful marketing strategy to take advantage of the disruption in its market place. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. In addition, the balance of time deposits decreased, in part, from a reduction of brokered deposits due to the Corporation’s reduced reliance on wholesale funding sources.
Borrowings
Long-term borrowings at September 30, 2010, included $4.1 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to FHLB maturities of $78.0 million. At September 30, 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $57.0 million which were utilized to collateralize seasonal public funds deposits.

Shareholders’ Equity
Total shareholders’ equity at September 30, 2010 increased $3.0 million since December 31, 2009. This increase was primarily due to the issuance of stock under the dividend reinvestment and employee stock purchase plans and net income exceeding dividends declared.
The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2010	2009	Amount	Percent

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,980	60,126	(1,146)	(1.9)
Retained earnings	150,506	150,507	(1)	—
Accumulated other comprehensive loss	(167)	(524)	357	68.1
Treasury stock	(29,878)	(33,634)	3,756	11.2

Total shareholders’ equity	$270,773	$267,807	$2,966	1.1

Retained earnings at September 30, 2010 were impacted by the nine months of net income of $10.8 million offset by cash dividends of $10.0 million declared during the first nine months of 2010. Additional paid-in capital decreased mainly due to shares issued for restricted stock awards. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
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
Table 4 — Regulatory Capital

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$259,046	15.45%	$134,113	8.00%	$167,642	10.00%
Bank	244,418	14.79	132,176	8.00	165,221	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	237,071	14.14	67,057	4.00	100,585	6.00
Bank	223,662	13.54	66,088	4.00	99,132	6.00
Tier 1 Capital (to Average Assets):
Corporation	237,071	11.51	82,406	4.00	103,008	5.00
Bank	223,662	10.95	81,702	4.00	102,127	5.00
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$255,482	15.76%	$129,711	8.00%	$162,139	10.00%
Bank	241,177	15.13	127,502	8.00	159,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	233,654	14.41	64,856	4.00	97,283	6.00
Bank	221,193	13.88	63,751	4.00	95,626	6.00
Tier 1 Capital (to Average Assets):
Corporation	233,654	11.46	81,539	4.00	101,924	5.00
Bank	221,193	10.97	80,666	4.00	100,833	5.00

As of September 30, 2010 and December 31, 2009, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of September 30, 2010, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Bank purchases Certificates from the Pennsylvania Local Government Investment Trust (“PLGIT”) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At September 30, 2010 and December 31, 2009, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $371.0 million. At September 30, 2010 and December 31, 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $14.0 million and $92.0 million, respectively. At September 30, 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $57.0 million which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at September 30, 2010 and December 31, 2009; there were no outstanding balances at September 30, 2010 and December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2010 and December 31, 2009, the Corporation had no outstanding borrowings under this line.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (3)
July 1 - 31, 2010	—	—	—	643,782
August 1 - 31, 2010	—	—	—	643,782
September 1 - 30, 2010	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

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

Univest Corporation of Pennsylvania (Registrant)
Date: November 8, 2010	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Executive Vice President,
and Chief Financial Officer (Principal Financial and Accounting Officer)