Form 10-K
period 2010-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2011-03-04
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File number 0-7617
Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation of organization)	23-1886144 (IRS Employer Identification No.)

14 North Main Street
Souderton, Pennsylvania	18964
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(215) 721-2400
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/11

Common Stock, $5 par value	16,714,152
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $272,075,723 as of June 30, 2010 based on the June 30, 2010 closing price of the Registrant’s Common Stock of $17.32 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 19, 2011.

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
General
Univest Corporation of Pennsylvania, (the Corporation), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Corporation decided to terminate its Financial Holding Company status which became effective in February 2011; this had no material impact on the Corporation. The Corporation owns all of the capital stock of Univest National Bank and Trust Co. (the Bank), Univest Delaware, Inc., and Univest Reinsurance Corporation. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964.
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
The Corporation’s former subsidiary, Univest Realty Corporation, which was established to obtain, hold and operate properties for the holding company and its subsidiaries, was liquidated during the fourth quarter of 2010 and the net assets were transferred to the Corporation.

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
As of December 31, 2010, the Corporation had total assets of $2.1 billion, net loans and leases of $1.4 billion, total deposits of $1.7 billion and total shareholders’ equity of $266.2 million.
Employees
As of December 31, 2010, the Corporation and its subsidiaries employed five hundred and fifty-one (551) persons. None of these employees are covered by a collective bargaining agreement and the Corporation believes it enjoys good relations with its personnel.
Market Area
The Corporation is headquartered in Souderton, Pennsylvania, which is located in southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where all of our thirty-two retail financial service centers are located. These are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Jefferson Health Care, Prudential Insurance, Glaxo Smith Kline, Lockheed Martin, Aetna/U.S. Healthcare, Unisys Corporation, St. Mary Medical Center, Healthcare Services, Giant Food Stores LLC, Doylestown Hospital and Northtec LLC. Unemployment rates as of December 2010 were 6.7% and 7.1% in Montgomery and Bucks counties, respectively, significantly lower than Pennsylvania’s state unemployment rate of 8.1% and the federal unemployment rate of 9.1%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in Lehigh and Chester counties. These areas currently represent a small segment of the Corporation’s market area.
The Corporation ranks sixth in market share in Montgomery County with fifteen financial service centers and 5.73% of total market share, and fourteenth in Bucks County with seventeen financial service centers and 2.48% of total market share according to data provided by SNL Financial. Montgomery County’s population has grown 4.8% to 786,000 since the year 2000, and is expected to grow 1.3% through 2015, while Bucks County’s population has grown 5.4% to 630,000 during the same period, and is expected to grow .6% through 2015, according to SNL Financial. The median age is 39.9 years and 40.7 years in Montgomery and Bucks counties, respectively, consistent with the median age of 39.6 years in Pennsylvania and slightly higher than the median age in the Unites States of 36.5 years. County estimates project the median age to increase over the next two decades. Median yearly household income of $81,000 during 2010 for Montgomery County has increased 32.3% since 2000, and is expected to increase 16.6% through 2015; median yearly household income of $79,000 during 2010 for Bucks County has increased 31.9% since 2000 and is expected to increase 15.8% through 2015, according to SNL Financial. The yearly median income for both counties is well above that of both the state of Pennsylvania and the United States of $53,000 thousand and $54,000 during 2010, respectively.
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
The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. The Corporation is subject to the reporting requirements of the Board of Governors of the Federal Reserve System (the Board); and the Corporation, together with its subsidiaries, is subject to examination by the Board. The Federal Reserve Act limits the amount of credit that a member bank may extend to its affiliates, and the amount of its funds that it may invest in or lend on the collateral of the securities of its affiliates. Under the Federal Deposit Insurance Act, insured banks are subject to the same limitations.
The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX was enacted to address corporate and accounting fraud. SOX adopts new standards of corporate governance and imposes additional requirements on the board of directors and management of public companies. SOX law also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2010. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.
In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted and in February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. Under these laws, the Treasury was granted authority to provide a financial stability plan intended to provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation; increase the limits on federal deposit insurance; and provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans. We did not participate in the U.S. Treasury’s Capital Purchase Program.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).
The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:
•
Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from insured deposits to consolidated assets less tangible capital;

•
Permanently increases the federal deposit insurance coverage to $250 thousand, increases the Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Amends the Electronic Funds Transfer Act, “Regulation E” to give the Federal Reserve authority to establish rules to limit debit-card interchange fees and rules regarding overdraft fees;
•	Provides for new disclosures and other requirements relating to executive compensation, proxy access by shareholders and corporate governance;
•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;
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
The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to: 1) not less than 4.5% and not more than 6.0% of its outstanding FHLB loans and 2) at least a certain percentage of its unused borrowing capacity, not to exceed 1.5%. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. On October 29, 2010, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. At December 31, 2010, the Bank owned $7.1 million in FHLB capital stock.
The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default—the other banks may be assessed for the FDIC’s loss, subject to certain exceptions. Presently, the Bank has affiliates but none of them is a separate banking institution. On September 28, 2009, the FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund (DIF) which was finalized in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009. At December 31, 2010 $6.1 million remained in a prepaid asset account. The prepaid amount of $6.1 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2011 though 2012 period as the actual FDIC assessment is determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform 3-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 as previously discussed and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
In February 2011, the FDIC issued a final rule regarding deposit insurance assessments. The rule changes the assessment base as required by the Dodd-Frank Act from domestic deposits to average consolidated total assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the DIF. The changes will go into effect beginning with the second quarter 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Nearly all institutions with assets less than $10 billion will pay smaller assessments as a result of this rule. The rule eliminates the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these will be part of the new assessment base. It also creates a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term unsecured debt issued by another insured depository institution. This adjustment amounts to 50 basis points for every dollar of long-term unsecured debt held in excess of 3 percent of Tier 1 capital. The final rule also creates a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.
Statistical Disclosure
Univest Corporation of Pennsylvania and its subsidiaries Univest National Bank and Trust Co., Univest Insurance, Inc., Univest Capital, Inc., Univest Investments, Inc. and TCG Investment Advisory, provide Financial Solutions to individuals, businesses, municipalities and nonprofit organizations. Univest Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years Univest Corporation and its subsidiaries have experienced steady and stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market. The acquisitions included:
•	B. G. Balmer and Co. on July 28, 2006
•	Liberty Benefits, Inc. on December 29, 2008
•	Trollinger Consulting Group (commencing in January 2011, Trollinger Consulting Group is operating under the trade name of Univest Municipal Pension Services)
•	TC Group Securities Company, Inc. on December 31, 2008
•	Allied Benefits Group, LLC on December 31, 2008
•	TCG Investment Advisory Inc. on December 31, 2008
In addition to these acquisitions, in May 2006, the Bank entered into the small ticket commercial leasing business through its newly formed subsidiary Vanguard Leasing, Inc., which is incorporated under Pennsylvania law. In February 2008, Vanguard Leasing, Inc. changed its name to Univest Capital, Inc.
Securities and Exchange Commission Reports
The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2010 to each shareholder who requests one in writing after March 31, 2011. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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
The U.S. economy entered into one of the longest economic recessions in December 2007. The capital and credit markets experienced extreme volatility and disruption for an extended period of time. The volatility and disruption in the capital and credit markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. This resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks. Uncertainty in the financial markets and downturn in general economic conditions, including dramatic declines in the housing market, with falling home prices and increased foreclosures and continued high levels of unemployment, has persisted over the past few years. Although general economic trends and market conditions have since stabilized to some degree, the continued economic pressures on consumers and businesses may adversely affect our business, financial condition, and results of operations.
We cannot predict the effect of recent legislative and regulatory initiatives and they could increase our costs of doing business and adversely affect our results of operations and financial condition.
The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products and limit our ability to attract and maintain our executive officers, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
In addition, recent government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs significantly and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured financial institutions, including our Bank up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. Increases in deposit insurance premiums could adversely affect our net income.

The recent repeal of Federal Prohibitions on payment of interest on business demand deposits could increase the Corporation’s interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on business demand deposits to compete for clients. The Corporation does not yet know what interest rates other institutions may offer. The Corporation’s interest expense will increase and its net interest margin will decrease if it begins offering interest on business demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
We borrow from the Federal Home Loan Bank and the Federal Reserve, and these lenders could modify or terminate their current programs which could have an adverse affect on our liquidity and profitability.
We at times utilize the FHLB for overnight borrowings and term advances; we also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB’s internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse affect on our liquidity and profitability.
Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.
We may be required to record future impairment charges on our investment securities, including our investment in the FHLB, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of our Bank to pay dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in our Bank not being classified as “well-capitalized” for regulatory purposes.
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
Such sources of capital may not be available to us on acceptable terms or not available at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our subsidiary bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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
The Corporation operates in a highly competitive industry and market area which could adversely impact its business and results of operations.
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
We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.
The Corporation may not be able to attract and retain skilled people.
We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our operations. The Corporation does not currently have employment agreements or non-competition agreements with any of our named executive officers. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain other qualified middle management personnel.
If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.
Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2010, 16.1% of our deposit base was comprised of noninterest bearing deposits, of which 12.8% consisted of business deposits, which are primarily operating accounts for businesses, and 3.3% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.
The Corporation’s information systems may experience an interruption or breach in security.
The Corporation relies heavily on information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Corporation’s customer relationship management and general ledger, deposit, loan, and other systems. The Corporation has policies and procedures designed with the intention to prevent or limit the effect of any failure, interruption, or breach in our security systems. The occurrence of any such failures, interruptions, or breaches in security could expose the Corporation to reputation risk, civil litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition.
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

External events could negatively impact the Corporation.
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
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles (GAAP) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.
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
As of December 31, 2010, approximately 80.3% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases; these are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses will increase if the economy worsens.

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
Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. Included in real estate-construction is track development financing. Risk factors related to track development financing include the demand for residential housing and the real estate valuation market. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for project to be higher than the builder projected, negatively impacting the builder’s profit and cash flow and, therefore, their ability to make principal and interest payments.
Commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.
Commercial business, commercial real estate, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.
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
If the evaluation we perform in connection with establishing loan and lease loss reserves is wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Due to the volatile economy, we could experience an increase in delinquencies and losses as these loans continue to mature.
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
The loan and lease provision for the year ended December 31, 2010 was $21.6 million as opposed to $20.9 million for the same period of 2009. The increase in the provision for loan and lease losses was due to the deterioration of underlying collateral and economic factors. This resulted in the migration of loans to a higher risk category and increased specific reserves on impaired loans to $1.6 million at December 31, 2010 from $1.4 million at December 31, 2009. Additionally, nonaccrual loans and leases and troubled debt restructured loans increased to $45.8 million at December 31, 2010 from $37.1 million at December 31, 2009. Economic conditions may not improve in the near term and our provision for loan and lease losses could increase in the future.

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
Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the Commonwealth of Pennsylvania. New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for financial institutions and their holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of financial institutions and their holding companies. Such additional regulation and oversight could have a material and adverse impact on us.
Consumers may decide not to use banks to complete their financial transactions.
The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams could have an adverse effect on our financial condition and results of operations.
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

The Corporation has broad discretion in applying the net proceeds from offerings and the failure to apply these funds effectively could adversely affect its business.
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
The Corporation is a bank holding company and our operations are conducted by our subsidiaries from which we receive dividends. The ability of our subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of our Bank to pay cash dividends to the Corporation is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the Office of the Comptroller of the Currency. If our Bank is not permitted to pay cash dividends to the Corporation, it is unlikely that we would be able to pay cash dividends on our common stock.

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
Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities, offers a payroll check cashing service at one work site office and offers merchants an express banking center located in the Montgomery Mall. The work site office and the express banking center are located in Montgomery County. The Bank has eight off-premise automated teller machines located in Montgomery County. The Bank provides banking services nationwide through the internet via its website www.univestdirect.com.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2010, Univest had 4,495 stockholders.
StockTrans, a Broadridge Company serves as the Corporation’s transfer agent to assist shareholders in managing their stock. StockTrans, Inc. is located at 44 West Lancaster Avenue, Ardmore, PA. Shareholders can contact a representative by calling 610-649-7300.
Range of Market Prices of Common Stock and Cash Dividends
The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions. The table also presents the cash dividends paid per share for each quarter.

	Market Price		Cash dividends
2010	High	Low	paid per share
January–March	$19.90	$16.64	$0.20
April–June	21.86	17.08	0.20
July–September	18.25	15.71	0.20
October–December	20.41	17.08	0.20

	Market Price		Cash dividends
2009	High	Low	paid per share
January–March	$33.50	$16.19	$0.20
April–June	21.99	17.50	0.20
July–September	26.87	19.00	0.20
October–December	21.85	15.14	0.20

Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2010, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2005, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.
Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2005
Five Year Cumulative total return Summary

	2005	2006	2007	2008	2009	2010
Univest Corporation	100.00	151.86	109.16	170.34	97.15	110.67
NASDAQ Stock Market (US)	100.00	184.35	203.94	122.77	178.10	210.16
NASDAQ Banks	100.00	164.19	131.98	103.99	86.92	99.09

Equity Compensation Plan Information
The following table sets forth information regarding outstanding options and shares under the equity compensation plan, “Univest 2003 Long-term Incentive Plan”, as of December 31, 2010:

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to	Weighted-	Future Issuance
	be Issued	Average	Under Equity
	Upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a)
Equity compensation plan approved by security holders	428,032	$23.07	877,157
Equity compensation plans not approved by security holders	—	—	—

Total	428,032	$23.07	877,157

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
			Total Number	Number of
			of Shares	Shares
			Purchased as	that May
			Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Oct. 1, 2010 – Oct. 31, 2010	—	$—	—	643,782
Nov. 1, 2010 – Nov. 30, 2010	—	—	—	643,782
Dec. 1, 2010 – Dec. 31, 2010	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

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

Item 6.	Selected Financial Data

	Years Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Earnings
Interest income	$91,003	$96,359	$108,057	$116,144	$104,853
Interest expense	17,469	28,723	42,310	54,127	43,651

Net interest income	73,534	67,636	65,747	62,017	61,202
Provision for loan and lease losses	21,565	20,886	8,769	2,166	2,215

Net interest income after provision for loan and lease losses	51,969	46,750	56,978	59,851	58,987
Noninterest income	34,418	29,917	26,615	27,268	25,730
Noninterest expense	67,349	65,324	57,225	52,211	49,958

Income before income taxes	19,038	11,343	26,368	34,908	34,759
Applicable income taxes	3,282	563	5,778	9,351	9,382

Net income	$15,756	$10,780	$20,590	$25,557	$25,377

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$29,187	$68,597	$40,066	$59,385	$70,355
Investment securities	467,024	420,045	432,266	415,465	374,814
Net loans and leases	1,440,288	1,401,182	1,436,774	1,342,356	1,340,398
Assets	2,133,893	2,085,421	2,084,797	1,972,505	1,929,501
Deposits	1,686,270	1,564,257	1,527,328	1,532,603	1,488,545
Borrowings	143,865	214,063	312,736	208,729	225,066
Shareholders’ equity	266,224	267,807	203,207	198,726	185,385

Per Common Share Data
Average shares outstanding (in thousands)	16,645	14,347	12,873	12,885	12,960
Earnings per share — basic	$0.95	$0.75	$1.60	$1.98	$1.96
Earnings per share — diluted	0.95	0.75	1.60	1.98	1.95
Dividends declared per share	0.80	0.80	0.80	0.80	0.78
Book value (at year-end)	15.99	16.27	15.71	15.49	14.25
Dividend payout ratio	84.32%	109.33%	50.03%	40.40%	40.00%

Profitability Ratios
Return on average assets	0.75%	0.52%	1.02%	1.32%	1.38%
Return on average equity	5.82	4.68	10.09	13.44	14.04
Average equity to average assets	12.92	11.06	10.08	9.84	9.81

Asset Quality Ratios
Nonperforming loans and leases to total loans and leases	3.16%	2.65%	0.45%	0.65%	0.68%
Net charge-offs to average loans and leases outstanding	1.07	0.63	0.62	0.17	0.17
Allowance for loan and leases losses to total loans and leases	2.10	1.74	0.90	0.97	0.98
Allowance for loan and leases losses to nonperforming loans and leases	66.48	65.54	200.15	148.79	144.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”. Certain amounts have been reclassified to conform to the current-year presentation.)
The information contained in this report may contain forward-looking statements, including statements relating to Univest’s financial condition and results of operations that involve certain risks, uncertainties and assumptions. Univest’s actual results may differ materially from those anticipated, projected, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Item 1. “Business,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report.
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
The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required. Management evaluates debt securities, which comprise of U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are highly rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that certain equity securities will not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.
Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operations and statements of financial condition in the periods requiring additional reserves.

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units, which are generally the Bank, Univest Investments and Univest Insurance. After this allocation is completed, a two-step valuation process is applied. For the Bank, in Step 1, fair value is determined based on a market approach, which measures fair value based on trading multiples of independent publicly traded entities of comparable sizes. A second fair value analysis is performed using the income approach. The Corporation utilizes a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. If the fair value of the Bank exceeds its adjusted book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.
In its analysis of goodwill for Univest Insurance, Inc. and Univest Investments, Inc., the Corporation utilizes a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. A second fair value analysis is performed using the market approach which measures fair value based on trading multiples of independent publicly traded entities of comparable sizes. The fair value that is calculated is compared to the net book value of each company. If the fair value exceeds the net book value, no impairment exists. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.
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

The Corporation has a retirement plan that it provides as a benefit to employees hired before December 8, 2009 and former employees. The Corporation also provides supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operations or statement of financial condition.
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
Executive Overview
Univest Corporation of Pennsylvania (the Corporation) earns its revenues primarily through its subsidiaries, from the margins and fees it generates from the loan and lease and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategically related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.
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
The Corporation’s consolidated net income, earnings per share and returns on average equity and average assets were as follows:

	For the Years Ended December 31,
Dollars in thousands, (except per share data)	2010	2009	2008

Net income	$15,756	$10,780	$20,590
Net income per share:
Basic	0.95	0.75	1.60
Diluted	0.95	0.75	1.60
Return on average assets	0.75%	0.52%	1.02%
Return on average equity	5.82%	4.68%	10.09%
The higher return on average assets during 2010 compared to 2009 was mostly attributable to a higher level of net income. The higher return on average equity during 2010 compared to 2009 was mainly attributable to a higher level of net income which was partially offset by the issuance of common stock totaling $55.7 million in August 2009. The lower return on average assets during 2009 compared to 2008 was mostly due to the lower net income during 2009. The lower return on average equity during 2009 compared to 2008 was mainly attributable to the lower level of net income during 2009 and the issuance of common stock totaling $55.7 million in August 2009.

2010 versus 2009
The 2010 results compared to 2009 include the following significant pretax components:
•
Net interest income and the net interest margin increased during 2010 mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances. The net interest margin on a tax-equivalent basis increased 32 basis points to 4.11% from 3.79%.

•
The provision for loan and lease losses increased by $679 thousand primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors.

•
Total non-interest income increased $4.5 million, or 15.0% primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fee income, a higher net gain of mortgage banking activities and a litigation settlement. Additionally, 2009 was impacted by other-than-temporary impairments of $1.7 million on equity securities and $500 thousand on other long-lived assets compared to $62 thousand of other-than-temporary impairments recorded during 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts in part due to Regulation E which was implemented in the third quarter of 2010 (requires customers to opt-in for overdraft protection on debit card and point of sale transactions), a reduction in the net gain on sales of securities and a net loss on the interest rate swap of $1.1 million during 2010 compared to a net gain of $641 thousand during 2009.

•
Total non-interest expense increased $2.0 million, or 3.1%. Salaries and benefits increased $612 thousand for the year ended December 31, 2010 as compared to the same period in the prior year mainly due to additional personnel to grow the commercial lending and mortgage banking businesses, higher restricted stock expense and increased incentive awards partially offset by reduced pension plan expenses. Equipment expense increased $373 thousand primarily as a result of increased computer software contract expenses. Marketing and advertising expenses increased $478 thousand mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets. Other expenses increased $875 thousand primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity, increased audit expenses and increased interchange expenses.

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

•
Total noninterest income increased by $3.3 million or 12.4% due primarily to increased mortgage-banking activities, increased investment advisory commission and fee income and insurance commission and fee income resulting from the Trollinger and Liberty acquisitions, a higher net gain on sales of securities and a net gain on the interest rate swap. These increases were partially offset by decreases in bank owned life insurance income, trust fees and increases in other than temporary impairments on equity securities and other long-lived assets.

•
Total noninterest expense increased $8.1 million or 14.2% primarily due to increases in salaries and benefits expense resulting from growing the mortgage-banking business and the Trollinger and Liberty acquisitions, and higher deposit insurance premiums.

Acquisitions
On December 29, 2008, the Corporation completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing comprehensive employee benefits packages to businesses both large and small. The Corporation recorded $2.8 million in goodwill and $740 thousand in customer related intangibles as a result of the Liberty Benefits, Inc. acquisition. On December 31, 2008, the Corporation completed the acquisition of the Trollinger Consulting Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. The Corporation recorded additional goodwill of $925 thousand at December 31, 2010 for an earn-out payment related to the acquisition of Trollinger Consulting Group for meeting minimum operating results. The Corporation recorded additional goodwill of $157 thousand in 2009 related to its 2008 acquisition of Trollinger Consulting Group.
Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the years ended December 31, 2010 compared to 2009 and for the years ended December 31, 2009 compared to 2008. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	For the Years Ended December 31,
	2010			2009			2008
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$24,790	$72	0.29%	$5,645	$16	0.28%	$1,040	$16	1.54%
U.S. Government obligations	151,725	3,160	2.08	110,781	3,608	3.26	99,547	4,617	4.64
Obligations of states and political subdivisions	108,694	7,006	6.45	104,481	6,890	6.59	94,549	6,305	6.67
Other debt and equity securities	172,763	7,217	4.18	218,660	10,406	4.76	232,715	12,145	5.22
Federal funds sold	—	—	—	58	—	—	14,714	394	2.68

Total interest-earning deposits, investments and federal funds sold	457,972	17,455	3.81	439,625	20,920	4.76	442,565	23,477	5.30

Commercial, financial and agricultural loans	422,401	20,315	4.81	410,729	18,838	4.59	385,652	23,849	6.18
Real estate—commercial and construction loans	534,573	30,834	5.77	521,029	30,549	5.86	481,016	31,741	6.60
Real estate—residential loans	256,427	11,124	4.34	291,229	13,520	4.64	309,307	16,019	5.18
Loans to individuals	45,287	2,698	5.96	49,930	3,440	6.89	62,813	4,422	7.04
Municipal loans and leases	107,524	6,409	5.96	90,065	5,444	6.04	82,563	5,209	6.31
Lease financings	75,873	6,690	8.82	90,192	7,655	8.49	80,620	6,843	8.49

Gross loans and leases	1,442,085	78,070	5.41	1,453,174	79,446	5.47	1,401,971	88,083	6.28

Total interest-earning assets	1,900,057	95,525	5.03	1,892,799	100,366	5.30	1,844,536	111,560	6.05

Cash and due from banks	35,612			33,514			35,507
Reserve for loan and lease losses	(28,688)			(18,200)			(13,843)
Premises and equipment, net	34,914			33,170			31,475
Other assets	151,527			142,164			127,385

Total assets	$2,093,422			$2,083,447			$2,025,060

Liabilities:
Interest-bearing checking deposits	$178,679	242	0.14	$162,615	257	0.16	$144,415	463	0.32
Money market savings	303,012	1,060	0.35	305,113	1,724	0.57	409,586	8,861	2.16
Regular savings	445,721	2,555	0.57	353,748	2,955	0.84	276,908	4,348	1.57
Time deposits	432,919	10,054	2.32	508,337	17,371	3.42	483,872	20,894	4.32

Total time and interest-bearing deposits	1,360,331	13,911	1.02	1,329,813	22,307	1.68	1,314,781	34,566	2.63

Securities sold under agreements to repurchase	97,667	390	0.40	91,390	544	0.60	84,254	943	1.12
Other short-term borrowings	42,109	1,726	4.10	92,209	2,937	3.19	40,889	801	1.96
Long-term debt	5,363	190	3.54	48,979	1,640	3.35	100,527	4,266	4.24
Subordinated notes and capital securities	24,927	1,252	5.02	26,427	1,295	4.90	27,950	1,734	6.20

Total borrowings	170,066	3,558	2.09	259,005	6,416	2.48	253,620	7,744	3.05

Total interest-bearing liabilities	1,530,397	17,469	1.14	1,588,818	28,723	1.81	1,568,401	42,310	2.70

Demand deposits, non-interest bearing	259,303			224,417			223,353
Accrued expenses and other liabilities	33,232			39,817			29,211

Total liabilities	1,822,932			1,853,052			1,820,965

Shareholders’ Equity:
Common stock	91,332			80,969			74,370
Additional paid-in capital	61,420			37,844			22,643
Retained earnings and other equity	117,738			111,582			107,082

Total shareholders’ equity	270,490			230,395			204,095

Total liabilities and shareholders’ equity	$2,093,422			$2,083,447			$2,025,060

Net interest income		$78,056			$71,643			$69,250

Net interest spread			3.89			3.49			3.35
Effect of net interest-free funding sources			0.22			0.30			0.40

Net interest margin			4.11%			3.79%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.15%			119.13%			117.61%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2010, 2009 and 2008 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the years ended December 31, 2010 compared to 2009 and for the years ended December 31, 2009 compared to 2008, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	The Years Ended December 31,			The Years Ended December 31,
	2010 Versus 2009			2009 Versus 2008
	Volume	Rate		Volume	Rate
(Dollars in thousands)	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$55	$1	$56	$13	$(13)	$—
U.S. Government obligations	1,094	(1,542)	(448)	365	(1,374)	(1,009)
Obligations of states and political subdivisions	268	(152)	116	661	(76)	585
Other debt and equity securities	(2,018)	(1,171)	(3,189)	(669)	(1,070)	(1,739)
Federal funds sold	—	—	—	(394)	—	(394)

Interest on deposits, investments and federal funds sold	(601)	(2,864)	(3,465)	(24)	(2,533)	(2,557)

Commercial, financial and agricultural loans and leases	550	927	1,477	1,121	(6,132)	(5,011)
Real estate—commercial and construction loans	769	(484)	285	2,368	(3,560)	(1,192)
Real estate—residential loans	(1,555)	(841)	(2,396)	(829)	(1,670)	(2,499)
Loans to individuals	(303)	(439)	(742)	(888)	(94)	(982)
Municipal loans and leases	1,038	(73)	965	458	(223)	235
Lease financings	(1,254)	289	(965)	812	—	812

Interest and fees on loans and leases	(755)	(621)	(1,376)	3,042	(11,679)	(8,637)

Total interest income	(1,356)	(3,485)	(4,841)	3,018	(14,212)	(11,194)

Interest expense:
Interest-bearing checking deposits	22	(37)	(15)	25	(231)	(206)
Money market savings	(12)	(652)	(664)	(625)	(6,512)	(7,137)
Regular savings	675	(1,075)	(400)	628	(2,021)	(1,393)
Time deposits	(2,309)	(5,008)	(7,317)	832	(4,355)	(3,523)

Interest on time and interest-bearing deposits	(1,624)	(6,772)	(8,396)	860	(13,119)	(12,259)

Securities sold under agreement to repurchase	36	(190)	(154)	39	(438)	(399)
Other short-term borrowings	(1,894)	683	(1,211)	1,633	503	2,136
Long-term debt	(1,538)	88	(1,450)	(1,731)	(895)	(2,626)
Subordinated notes and capital securities	(75)	32	(43)	(76)	(363)	(439)

Interest on borrowings	(3,471)	613	(2,858)	(135)	(1,193)	(1,328)

Total interest expense	(5,095)	(6,159)	(11,254)	725	(14,312)	(13,587)

Net interest income	$3,739	$2,674	$6,413	$2,293	$100	$2,393

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2010, 2009 and 2008 have been calculated using the Corporation’s federal applicable rate of 35.0%.
2010 versus 2009
Net interest income on a tax-equivalent basis for the year ended December 31, 2010 increased $6.4 million, or 9.0% compared to 2009. The tax-equivalent net interest margin for the year ended December 31, 2010 increased 32 basis points to 4.11% from 3.79% for 2009. The increase in net interest income and the net interest margin during 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation has continued to experience core deposit growth which has allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $92.0 million at December 31, 2009 to $5.0 million at December 31, 2010.

2009 versus 2008
Net interest income on a tax-equivalent basis for the year ended December 31, 2009 increased $2.4 million, or 3.5% compared to 2008 primarily due to increased volume in commercial real estate and construction loans, commercial business loans and lease financings, along with decreased rates on money market savings, time deposits and savings accounts. These increases were partially offset by decreased rates on commercial business loans and commercial real estate and commercial construction loans. The tax-equivalent net interest margin was 3.79% and 3.75% for the years ended December 31, 2009 and 2008, respectively. The tax-equivalent net interest spread was 3.49% for the year ended December 31, 2009 compared to 3.35% for the same period in 2008.
Interest Income
2010 versus 2009
Interest income on a tax-equivalent basis for the year ended December 31, 2010 decreased $4.8 million, or 4.8% from 2009. This decrease was mainly due to a 95 basis point decrease in the average rate earned on investment securities and deposits at other banks, a 6 basis point decrease in the average rate earned on loans and an $11.1 million decrease in average loan volume. The decline in interest income on investment securities and deposits at other banks of $3.5 million for the year ended December 31, 2010 compared to 2009 was mostly due to the lower interest rate environment during 2010. The decline in interest and fees earned on loans and leases of $1.4 million for the year ended December 31, 2010 compared to 2009 was primarily due to decreases in the average rates on residential real estate loans, commercial real estate and construction loans and loans to individuals as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced lease origination volume. These unfavorable variances were partially offset by growth and higher average rates of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.
2009 versus 2008
Interest income on a tax-equivalent basis for the year ended December 31, 2009 decreased $11.2 million, or 10.0% from 2008. The decrease was primarily due to an 81 basis point decrease in the average rate earned on loans as well as a 54 basis point decrease in the average rate earned on investments securities, deposits at other banks and federal funds sold partially offset by a $51.2 million increase in average loan volume. Interest income on U. S. Government obligations decreased during the year ended December 31, 2009 compared to 2008 due to a decline in average rates that was partially offset by an increase in average volume. Interest income on obligations of state and political subdivisions increased due to average volume increases that were partially offset by a decline in average rates. Interest income on other debt and equity securities decreased primarily due to average volume and rate decreases on mortgage-backed securities. Interest income decreased on federal funds sold primarily due to decreases in the average volume. The decline in interest and fees on loans and leases during the year ended December 31, 2009 compared to 2008 was due primarily to average rate decreases on commercial business loans and real estate—commercial and construction loans. The rate decreases were attributable to the declines in the average prime rate, and one-month and three-month U.S. London Interbank Borrowing Rate (LIBOR). The average interest yield on the commercial business loan portfolio decreased 159 basis points for the year ended December 31, 2009 in comparison to 2008; this was partially offset by a $25.1 million increase in volume resulting in a $5.0 million decrease in interest income. The average interest yield on the commercial and construction real estate loan portfolios decreased 74 basis points; this was partially offset by a $40.0 million increase in volume resulting in a $1.2 million decline in interest income. The average volume decline on real estate—residential of $18.1 million and average interest yield declines of 54 basis points contributed to a $2.5 million decrease in interest income.

Interest Expense
2010 versus 2009
Interest expense for the year ended December 31, 2010 decreased $11.3 million, or 39.2% from 2009. This decrease was mainly due to a 66 basis point decrease in the Corporation’s average cost of deposits and an $88.9 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the year ended December 31, 2010, interest expense on time deposits decreased $7.3 million. For the year ended December 31, 2010, average deposits increased by $30.5 million with increases in average regular savings of $92.0 million and interest-bearing checking of $16.1 million partially offset by decreases in average time deposits of $75.4 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. In addition, the average balance of time deposits decreased, in part, from a reduction of brokered deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on other short-term borrowings decreased $1.2 million for the year ended December 31, 2010 compared to 2009 due to a decrease in average volume of $50.1 million partially offset by an average rate increase of 91 basis points. Interest on long-term debt, which consists of long-term FHLB borrowings, decreased by $1.5 million mainly due to a decline in average volume of $43.6 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.
2009 versus 2008
Interest expense for the year ended December 31, 2009 decreased $13.6 million, or 32.1% from 2008 primarily due to a 95 basis point decrease in the Corporation’s average cost of deposits. The average rate paid on money market savings decreased 159 basis points and the average volume decreased $104.5 million; contributing to a $7.1 million decrease in interest expense. The decrease in money market savings was primarily due to a $92.6 million short-term deposit received from one customer during the first six months of 2008, and migration to higher yielding savings accounts. Interest expense on regular savings decreased $1.4 million due to an average rate decrease of 73 basis-points; partially offset by an average volume increase of $76.8 million. Interest on time deposits decreased $3.5 million, due to a 90 basis-point decrease in average rate, partially offset by a $24.5 million average increase in volume.
Interest on other short-term borrowings increased $2.1 million primarily due to volume increases of $51.3 million. Interest on long-term debt decreased $2.6 million due to an average volume decrease of $51.5 million and an 89 basis-point decrease in the average rate paid. Interest expense on Subordinated Capital Notes and Trust Preferred Securities decreased $439 thousand mainly due to pay-downs on the Subordinated Capital Notes.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2010, 2009 and 2008 was $21.6 million, $20.9 million and $8.8 million, respectively. The increase in provision was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors that began to manifest in June 2009.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities and loans, net gains (losses) on mortgage banking activities, net gains (losses) on interest rate swaps and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney interchange fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. Other non-interest income includes gains (losses) on investments in partnerships, gains (losses) on sales of other real estate owned, reinsurance income and other miscellaneous income.

The following table presents noninterest income as of the dates indicated:

				$ Change		% Change
	For the Years Ended December 31,			2010 to	2009 to	2010 to	2009 to
(Dollars in thousands)	2010	2009	2008	2009	2008	2009	2008

Trust fee income	$6,080	$5,536	$6,004	$544	$(468)	9.8%	(7.8)%
Service charges on deposit accounts	6,693	7,036	6,808	(343)	228	(4.9)	3.3
Investment advisory commission and fee income	4,626	3,427	2,374	1,199	1,053	35.0	44.4
Insurance commission and fee income	7,694	7,081	5,723	613	1,358	8.7	23.7
Other service fee income	5,046	3,410	3,484	1,636	(74)	48.0	(2.1)
Bank owned life insurance income	1,270	1,321	2,791	(51)	(1,470)	(3.9)	(52.7)
Other-than-temporary impairment on equity securities	(62)	(1,708)	(1,251)	1,646	(457)	96.4	(36.5)
Other-than-temporary impairment on other long lived assets	—	(500)	—	500	(500)	N/M	N/M
Net gain on sales of securities	432	1,150	280	(718)	870	(62.4)	N/M
Net gain on mortgage banking activities	2,960	2,378	82	582	2,296	24.5	N/M
Net (loss) gain on interest rate swap	(1,072)	641	—	(1,713)	641	N/M	N/M
Net loss on dispositions of fixed assets	(11)	(144)	(40)	133	(104)	92.4	N/M
Other	762	289	360	473	(71)	N/M	(19.7)

Total noninterest income	$34,418	$29,917	$26,615	$4,501	$3,302	15.0	12.4

2010 versus 2009
Total non-interest income increased $4.5 million, or 15.0% for the year ended December 31, 2010 compared to 2009 primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fee income, a higher net gain of mortgage banking activities and a litigation settlement. Additionally, the year ended December 31, 2009 was impacted by other-than-temporary impairments of $1.7 million on equity securities and $500 thousand on other long-lived assets compared to $62 thousand of other-than-temporary impairments recorded in the year ended December 31, 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts in part due to Regulation E, a reduction in the net gain on sales of securities and a net loss on the interest rate swap of $1.1 million during 2010 compared to a net gain of $641 thousand during the same period in the prior year.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased $1.2 million for the year December 31, 2010 over 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Insurance commission and fee income, the primary source of income for Univest Insurance, Inc., increased by $613 thousand during the year ended December 31, 2010 primarily attributable to increased volume. Other service fee income increased during the year ended December 31, 2010 primarily attributable to increases in Mastermoney interchange fees and mortgage servicing fee income.
Service charges on deposit accounts decreased $343 thousand during the year ended December 31, 2010 over 2009 mainly due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
The Corporation realized other-than-temporary impairment charges of $62 thousand on its equity portfolio during the year ended December 31, 2010 as compared to $1.7 million for the same period in the prior year. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

During the year ended December 31, 2010, approximately $14.6 million of available for sale securities were sold recognizing a net gain of $432 thousand. During the year ended December 31, 2009, approximately $50.8 million of securities were sold recognizing a net gain of $1.2 million.
For the year ended December 31, 2010, the Corporation recognized a net gain on mortgage banking activities of $3.0 million compared to a net gain of $2.4 million for the same period in 2009. These gains consist of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. The increase in the net gain was primarily due to an increase in volume.
For the year ended December 31, 2010, the Corporation recognized a loss of $1.1 million related to fair value adjustments on an interest rate swap for a commercial real estate loan, due to the decline in interest rates during 2010. This interest rate swap was terminated during the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which is being amortized through a reduction of interest income over the life of the loan. Fair value adjustments on the interest rate swap for the year ended December 31, 2009 resulted in a net gain of $641 thousand.
Other income increased by $473 thousand for the year ended December 31, compared to the same period in the prior year mostly as a result of a litigation settlement during the first quarter of 2010.
2009 versus 2008
Total noninterest income increased $3.3 million, or 12.4% during the year ended December 31, 2009 compared to 2008 primarily due to increased mortgage-banking activities, and increased investment advisory commission and fee income and insurance commission and fee income resulting from the Trollinger and Liberty acquisitions. These increases were partially offset by decreases in bank owned life insurance income, trust fees and increases in other than temporary impairments on securities and other long-lived assets.
Trust fee income decreased for the year ended December 31, 2009 over 2008 primarily due to a decrease in the market value of managed accounts. Service charges on deposit accounts increased primarily due to non-sufficient funds fees. Investment advisory commissions and fee income increased by $1.1 million in 2009 over 2008 due to the acquisition of the Trollinger Consulting Group in December 2008. Insurance commissions and fee income increased by $1.4 million during the year ended December 31, 2009 over the same period in 2008 primarily due to the acquisitions of Liberty Benefits, Inc. and Trollinger Consulting Group in December 2008. Bank owned life insurance income decreased by $1.5 million during 2009 primarily due to additional income resulting from death benefit claims of $1.9 million received in 2008 partially offset by positive changes in the cash surrender value of the underlying investments due to market conditions.
The Corporation realized impairment charges of $1.7 million on its equity portfolio during the year ended December 31, 2009 as compared to $1.3 million for the same period in the prior year. The Corporation determined that there was an increased severity and duration of the decline in fair values during 2009 due to a decline in the financial stability of the underlying companies. At December 31, 2009, the Corporation held certain equity investments for which it was restricted from trading and had been carried at cost. During 2009, the Corporation recorded other-than-temporary impairments on these long-lived assets of $500 thousand. The Corporation determined that it was probable that these long-lived assets would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying company.
During the year ended December 31, 2009, approximately $50.8 million of securities were sold recognizing a net gain of $1.2 million. During the year ended December 31, 2008, approximately $58.9 million of securities were sold recognizing a net gain of $280 thousand.
The net gain on mortgage banking activities increased by $2.3 million during the year ended December 31, 2009 due to increased volume. Sales of $142.5 million in loans held for sale during the year ended December 31, 2009 resulted in gains of $2.2 million compared to sales of $4.4 million with gains of $82 thousand for the year ended December 31, 2008.

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
The following table presents noninterest expense as of the dates indicated:

				$ Change		% Change
	For the Years Ended December 31,			2010 to	2009 to	2010 to	2009 to
(Dollars in thousands)	2010	2009	2008	2009	2008	2009	2008
Salaries and benefits	$38,034	$37,422	$32,413	$612	$5,009	1.6%	15.5%
Net occupancy	5,476	5,274	5,230	202	44	3.8	0.8
Equipment	3,811	3,438	3,247	373	191	10.8	5.9
Marketing and advertising	2,318	1,840	1,499	478	341	26.0	22.7
Deposit insurance premiums	2,670	3,185	767	(515)	2,418	(16.2)	N/M
Other	15,040	14,165	14,069	875	96	6.2	0.7

Total noninterest expense	$67,349	$65,324	$57,225	$2,025	$8,099	3.1	14.2

2010 versus 2009
Total non-interest expense increased $2.0 million, or 3.1% for the year ended December 31, 2010 compared to 2009. Salaries and benefits increased $612 thousand for the year ended December 31, 2010 as compared to the same period in the prior year mainly due to additional personnel to grow the commercial lending and mortgage banking businesses, higher restricted stock expense and increased incentive awards partially offset by reduced pension plan expenses and higher deferred loan origination costs. The reduction in pension plan expenses was primarily a result of the Corporation’s conversion to a cash balance plan effective December 31, 2009 as well as a change in the valuation of the Corporation non-qualified pension plans associated with projecting future changes in the Consumer Price Index. The Corporation implemented higher deferred loan origination costs commencing during the fourth quarter of 2010 based upon an in-depth study performed which incorporated management’s additional review time spent on loan credits as a result of increased scrutiny of loan credits. Additionally, as more loan approvals are currently being approved at the Committee level as opposed to individual relationship managers, as the Corporation proactively manages its credit risk given the current economic environment, a higher level of costs are being incurred in connection with the loan approval process and as a result a higher level of costs are being deferred. Equipment expense increased $373 thousand primarily as a result of increased computer software contract expenses. Marketing and advertising expenses increased $478 thousand mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets. Deposit insurance premiums decreased $515 thousand primarily due to the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation in the second quarter of 2009 partially offset by higher deposit insurance premiums in 2010 due to the growth in deposits. Other expenses increased $875 thousand primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity, increased audit expenses and increased interchange expenses.
2009 versus 2008
Total non-interest expense increased $8.1 million, or 14.2% during the year ended December 31, 2009 compared to 2008. Salaries and benefits increased $5.0 million primarily due to salary and benefit expenses associated with the acquisitions of Liberty Benefits, Inc. and the Trollinger Consulting Group in December 2008, additional personnel to grow the mortgage banking business, normal base pay increases and pension plan expense of $1.2 million. Net occupancy costs and equipment expense increased due to expansion of the Corporation’s mortgage banking business, the acquisition of Liberty and Trollinger, and new equipment purchases and upgrades. Marketing and advertising expenses increased mainly due to increased brand advertising. Deposit insurance premiums increased $2.4 million due to a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, which equated to $947 thousand, credits that were utilized by the Corporation in 2008 and a 7 basis point increase in rates. Other expenses increased primarily due to an increase in the amortization of customer-related intangibles of $759 thousand as a result of the acquisitions stated above, partially offset by expenses associated with a claim under a rent-a-captive arrangement of $349 thousand and fee expense of $257 thousand associated with student loans, both recognized in the 2008 period and which were not recurring in nature.

Tax Provision
The provision for income taxes was $3.3 million, $563 thousand and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively at effective rates of 17.2%, 5.0% and 21.9%, respectively. The effective tax rates reflect tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. Additionally 2009 and 2008 reflect the benefits of tax credits generated from investments in low-income housing projects. The increase in the effective tax rate between the years of 2010 and 2009 was primarily due to a larger percentage of tax-exempt income to pre-tax income in 2009. The decrease in the effective tax rate between the years of 2009 and 2008 was primarily due to a larger percentage of tax-exempt income to pre-tax income in 2009.
Financial Condition
During 2010, total assets increased primarily due to growth in investment securities and loans and leases partially offset by a reduction in cash and other short-term interest-earning deposits. Detailed explanations of these fluctuations are discussed below.
ASSETS
The following table presents assets as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Cash and interest-earning deposits	$29,187	$68,597	$(39,410)	(57.5)%
Investment securities	467,024	420,045	46,979	11.2
Loans held for sale	4,178	1,693	2,485	N/M
Total loans and leases	1,471,186	1,425,980	45,206	3.2
Reserve for loan and lease losses	(30,898)	(24,798)	(6,100)	(24.6)
Premises and equipment, net	34,605	34,201	404	1.2
Goodwill and other intangibles, net	56,797	55,970	827	1.5
Bank owned life insurance	48,010	46,740	1,270	2.7
Accrued interest and other assets	53,804	56,993	(3,189)	(5.6)

Total assets	$2,133,893	$2,085,421	$48,472	2.3

Cash and Interest-earning Deposits
Cash and interest-earning deposits decreased as of December 31, 2010 as compared to December 31, 2009 primarily due to a decrease in cash maintained at the Federal Reserve Bank which was utilized to purchase investment securities held for sale.
Investment Securities
The investment portfolio is managed as part of the overall asset and liability management process to provide liquidity to the Bank, optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns on these investments. The securities portfolio consists primarily of U.S. Government agency, residential mortgage-backed and municipal securities. Total investments increased primarily due to purchases of U.S. Government agency securities partially offset by maturities, sales and calls of mortgage-backed securities.

Table 3 — Investment Securities
The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2010	2009	2008
U.S. treasury	$—	$—	$5,862
U.S. government corporations and agencies	188,100	119,992	98,844
State and political subdivisions	108,048	107,566	100,350
Residential mortgage-backed securities	85,116	101,376	131,261
Commercial mortgage obligations	73,091	79,454	80,205
Asset-backed securities	—	573	1,211
Other securities	9,684	9,160	11,625
Equity securities	2,985	1,924	2,908

Total investment securities	$467,024	$420,045	$432,266

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

	At December 31,
	2010	2010	2009	2009	2008	2008
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$12,205	1.58%	$14,495	1.91%	$10,626	0.67%
After 1 Year to 5 Years	195,127	1.89	125,349	3.01	113,380	4.43
After 5 Years to 10 Years	38,812	4.12	54,795	4.48	37,888	4.80
After 10 Years	217,895	4.10	223,482	4.48	267,464	5.07
No stated maturity	2,985	1.39	1,924	2.42	2,908	4.76

Total	$467,024	3.10	$420,045	3.94	$432,266	4.77

Loans and Leases
Total gross loans and leases increased at December 31, 2010 as compared to December 31, 2009 primarily due to increases of $16.0 million in commercial, financial and agricultural loans, $28.9 million in commercial real estate and $27.9 million in construction loans. These increases were partially offset by a decrease of $21.4 million in residential real estate loans. Loans to individuals decreased by $2.7 million and lease financings, net of unearned income, decreased $3.5 million.
At December 31, 2010 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5 — Loan and Lease Portfolio
The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Commercial, financial and agricultural	$463,518	$447,495	$424,649	$381,826	$442,182
Real estate — commercial	516,546	487,688	399,003	393,686	352,596
Real estate — construction	119,769	91,891	153,506	134,448	136,331
Real estate — residential	245,210	266,622	316,039	310,571	305,306
Loans to individuals	44,087	46,761	54,212	72,476	89,217
Lease financings	92,617	95,678	110,095	68,100	30,186

Total gross loans and leases	1,481,747	1,436,135	1,457,504	1,361,107	1,355,818
Less: Unearned income	(10,561)	(10,155)	(7,612)	(5,665)	(2,137)

Total loans and leases	$1,471,186	$1,425,980	$1,449,892	$1,355,442	$1,353,681

Table 6 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates
The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2010:

		Due in One	Due after One
		Year or	Year	Due after
(Dollars in thousands)	Total	Less	to Five Years	Five Years

Commercial, financial and agricultural	$463,518	$319,619	$123,947	$19,952
Real estate — commercial	516,546	202,080	285,678	28,788
Real estate — construction	119,769	83,798	30,757	5,214
Real estate — residential	245,210	97,044	46,036	102,130
Loans to individuals	44,087	14,665	10,084	19,338
Leases financings	82,056	36,235	45,773	48

Total gross loans and leases	$1,471,186	$753,441	$542,275	$175,470

Loans and leases with fixed predetermined interest rates	$736,573	$168,643	$416,187	$151,743
Loans and leases with variable or floating interest rates	734,613	584,798	126,088	23,727

Total gross loans and leases	$1,471,186	$753,441	$542,275	$175,470

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
Total cash basis, troubled debt restructured and nonaccrual loans and leases totaled $45.8 million at December 31, 2010, $37.1 million at December 31, 2009, and $5.4 million at December 31, 2008; the balance at December 31, 2010 and 2009 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. For the years ended December 31, 2010, 2009, and 2008, nonaccrual loans and leases resulted in lost interest income of $2.1 million, $969 thousand, and $685 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.32% as of December 31, 2010, 2.89% as of December 31, 2009, and 0.48% as of December 31, 2008. The ratio of nonperforming assets to total assets was 2.29% at December 31, 2010, 1.98% at December 31, 2009, and 0.33% at December 31, 2008.
At December 31, 2010, the recorded investment in loans and leases that are considered to be impaired was $45.8 million, all of which were on a nonaccrual basis or troubled debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million. At December 31, 2009, the recorded investment in loans and leases that were considered to be impaired was $37.1 million, all of which were on a nonaccrual basis or troubled debt restructured. The related reserve for loan and lease losses for those loans was $1.4 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases increased $8.7 million during 2010 mainly consisting of increases in commercial real estate of $12.8 million, commercial, financial and agricultural of $4.3 million partially offset by a decrease in construction loans of $8.0 million. The increase in impaired loans was primarily due to the migration of five relationships to non-accrual status during the third and fourth quarters of 2010. These relationships were not concentrated in any one industry and consisted of hotel/office space; investment commercial real estate; a construction company; and a manufacturing company. The related specific reserve for these credits was $460 thousand at December 31, 2010 to cover deficiencies in the underlying real estate value under current market conditions. The decrease in impaired construction loans during 2010 was largely due to a payoff of a $6.7 million construction loan during the second quarter of 2010. Impaired loans at December 31, 2009 included two large commercial/construction real estate credits which went on non-accrual during the third quarter of 2009. One credit was a Shared National Credit to a continuing care retirement community in which the Corporation participated. The parent company of the community came under financial difficulty and as a result, the parent company and all communities declared bankruptcy. This credit was paid off in the second quarter of 2010 as discussed previously. The second credit is for four separate facilities to a local commercial real estate developer/home builder which aggregated to $14.6 million at December 31, 2010. There is a specific allowance on this credit of $177 thousand at December 31, 2010 to cover deficiencies in the underlying real estate value under current market conditions. The borrower does not have the resources to develop these properties themselves; therefore, the properties must be sold. The Corporation will continue to closely monitor this credit relationship and may have to provide additional reserve in future quarters related to this credit.
During 2009, the Corporation acquired five other real estate owned properties, four of which were sold during 2010. Two other real estate owned properties were acquired in 2010, one of which was sold during the fourth quarter of 2010. At December 31, 2010, the Corporation owned two other real estate owned properties which were commercial properties. One of the commercial properties was written down by $359 thousand during the first quarter of 2010. The other real estate owned balance was $2.4 million and $3.4 million at December 31, 2010 and 2009, respectively.

Table 7 — Nonaccrual, Past Due and Troubled Debt Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual, past due and troubled debt restructured as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Nonaccruing loans and leases:
Commercial, financial and agricultural	$7,627	$3,275	$520	$3,473	$4,480
Real estate — commercial	28,183	14,005	1,758	1,036	1,794
Real estate — construction	6,874	14,872	1,640	2,308	2,169
Real estate — residential	1,625	572	813	—	—
Loans to individuals	21	—	—	—	—
Leases financings	902	774	298	61	—

Total nonaccruing loans and leases	45,232	33,498	5,029	6,878	8,443
Troubled debt restructured loans and leases, not included above	550	3,611	380	—	—

Total impaired loans and leases	$45,782	$37,109	$5,409	$6,878	$8,443

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$—	$134	$315	$1,147	$48
Real estate — commercial	—	—	299	243	—
Real estate — residential	314	273	175	401	227
Loans to individuals	382	319	356	126	485

Total accruing loans and leases, 90 days or more past due	$696	$726	$1,145	$1,917	$760

Total non-performing loans and leases	$46,478	$37,835	$6,554	$8,795	$9,203

Other real estate owned	$2,438	$3,428	$346	$—	$—

Total non-performing assets	$48,916	$41,263	$6,900	$8,795	$9,203

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
The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.
Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding equaled $9.4 million at December 31, 2010.

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
The reserve for loan and lease losses consists of allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan and lease loss experience, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios and is to account for a level of imprecision in management’s estimation process and the potential volatility in the aforementioned markets and portfolios.
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
Table 8 — Allocated, Other Loan and Lease Loss Reserves
The reserve for loan and lease losses is made up of the allocated reserve and the unallocated portion. The following table summarizes the two categories as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008

Allocated	$29,479	$23,744	$12,387
Unallocated	1,419	1,054	731

Total	$30,898	$24,798	$13,118

Allocated reserves at December 31, 2010 increased by $5.7 million compared to December 31, 2009 primarily due to an increase in the historical loss factor related to non-criticized commercial real estate/construction loans partially offset by a decrease in the allocated reserves for commercial, financial and agricultural loans resulting from a decrease in the level of criticized loans and a decrease in the adjusted historical loss factor related to criticized loans. Allocated reserves at December 31, 2009 increased by $11.4 million compared to December 31, 2008 mainly due to the migration of commercial, financial, agricultural loans and commercial real estate/construction loans to higher-risk ratings including criticized and non-performing loan categories as a result of deterioration of underlying collateral and economic factors. Unallocated reserves increased in 2010 by $365 thousand and in 2009 by $323 thousand primarily due to economic volatility. As a result, the allowance for loan and lease losses as a percentage of total loans and leases increased to 2.10% at December 31, 2010 from 1.74% at December 31, 2009 and from 0.90% at December 31, 2008. The allowance for loan and lease losses to nonperforming loans and leases equaled 66.48% at December 31, 2010, 65.54% at December 31, 2009, and 200.15% at December 31, 2008. At December 31, 2010 the specific allowance on impaired loans was $1.6 million, or 3.5% of the balance of impaired loans of $45.8 million. At December 31, 2009, the specific allowance on impaired loans was $1.4 million, or 3.8% of the impaired loan balance of $37.1 million. At December 31, 2008 the specific allowance on impaired loans was $36 thousand, or 0.64% of the balance of impaired loans of $5.4 million. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan.

Table 9 — Summary of Loan and Lease Loss Experience
The following table presents average loans and leases and summarizes loan and lease loss experience as of the dates indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Average amount of loans and leases outstanding	$1,442,085	$1,453,174	$1,401,971	$1,367,017	$1,317,711
Loan and lease loss reserve at beginning of period	$24,798	$13,118	$13,086	$13,283	$13,363
Charge-offs:
Commercial, financial and agricultural loans	3,436	4,116	6,194	1,143	2,034
Real estate loans	10,565	2,167	1,392	499	—
Loans to individuals	891	1,470	1,217	1,272	959
Lease financings	2,213	2,695	502	106	—

Total charge-offs	17,105	10,448	9,305	3,020	2,993

Recoveries:
Commercial, financial and agricultural loans	129	332	134	225	171
Real estate loans	772	33	28	95	168
Loans to individuals	227	434	315	337	359
Lease financings	512	443	91	—	—

Total recoveries	1,640	1,242	568	657	698

Net charge-offs	15,465	9,206	8,737	2,363	2,295
Provisions to loan and lease loss reserve	21,565	20,886	8,769	2,166	2,215

Loan and lease loss reserve at end of period	$30,898	$24,798	$13,118	$13,086	$13,283

Ratio of net charge-offs to average loans and leases	1.07%	0.63%	0.62%	0.17%	0.17%

The increase in charge-offs during 2010 compared to 2009 was primarily due to the increase in real estate loans charge-offs due to the prolonged down economic cycle and were not concentrated in any one industry. The increase in charge-offs during 2009 compared to 2008 was mainly due to the increase in lease financings charge-offs due to the deterioration in the economy impacting small businesses, the primary customer base of the leasing portfolio. These increases were offset by a reduction of charge-off activity for commercial, financial and agricultural loans. Loans and leases that are charged-off are considered to be permanently impaired.
The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006

Commercial, financial and agricultural loans	$9,630	31.5%	$12,148	31.4%	$6,432	29.3%	$6,295	28.2%	$6,963	32.6%
Real estate loans	17,165	59.9	9,534	59.3	4,800	59.9	4,836	61.9	4,266	58.7
Loans to individuals	734	3.0	887	3.3	581	3.7	730	5.3	1,005	6.6
Lease financings	1,950	5.6	1,175	6.0	574	7.1	356	4.6	171	2.1
Unallocated	1,419	N/A	1,054	N/A	731	N/A	869	N/A	878	N/A

Total	$30,898	100.0%	$24,798	100.0%	$13,118	100.0%	$13,086	100.0%	$13,283	100.0%

The ratio of the reserve for loan and lease losses to total loans and leases was 2.10% at December 31, 2010. The allocation of the allowance for real estate loans increased by $7.6 million at December 31, 2010 compared to December 31, 2009 mainly due to an increase in the historical loss factor related to non-criticized commercial real estate/construction loans which incorporated the Corporation’s higher level of net charge-offs during 2010 relative to its previous historical average for these types of loans. In addition, the allowance was impacted slightly by increased volume of non-criticized commercial real estate/construction loans. Allocated reserves for lease financings increased by $775 thousand at December 31, 2010 compared to December 31, 2009 mainly due to an increase in the historical loss factor based upon the Corporation’s continued higher level of net charge-offs. Allocated reserves for commercial, financial and agricultural loans decreased by $2.5 million at December 31, 2010 from December 31, 2009 primarily due to a decrease in the level of criticized loans as well as a decrease in the adjusted historical loss factor related to criticized loans.

The ratio of the reserve for loan and lease losses to total loans and leases was 1.74% at December 31, 2009. The allocation of the allowance for commercial, financial and agricultural loans increased by $5.7 million at December 31, 2009 compared to December 31, 2008 mainly due to the migration of loans to higher risk categories including criticized and non-performing loan categories as a result of deterioration of underlying collateral and economic factors. Allocated reserves for real estate loans increased by $4.7 million at December 31, 2009 compared to December 31, 2008 primarily due to the migration of commercial real estate/construction loans to higher-risk ratings including criticized and non-performing loan categories as a result of deterioration of underlying collateral and economic factors. Allocated reserves for lease financings increased by $601 thousand at December 31, 2009 from December 31, 2008 mostly due to an increase in the historical loss factor which incorporated the Corporation’s higher level of net charge-offs during 2009 relative to its previous historical average for lease financings.
Goodwill and Other Intangible Assets
The Corporation has completed the 2010 and 2009 annual impairment tests on goodwill and other intangible assets and no impairment was noted. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was $1.5 million for the years ended December 31, 2010 and 2009 and $642 thousand for the year ended December 31, 2008. The Corporation also has goodwill of $51.3 million, which is deemed to be an indefinite intangible asset and is not amortized.
Accrued Interest and Other Assets
The FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009. At December 31, 2010, $6.1 million remained in a prepaid asset account. The prepaid amount of $6.1 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2011 though 2012 period as the actual FDIC assessment is determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.
At December 31, 2010 and 2009, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.1 million and $7.4 million as of December 31, 2010 and 2009, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. On October 29, 2010, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of December 31, 2010, the FHLB stock is recorded at cost.
LIABILITIES
The following table presents liabilities as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Deposits	$1,686,270	$1,564,257	$122,013	7.8%
Short-term borrowings	114,871	183,379	(68,508)	(37.4)
Long-term borrowings	28,994	30,684	(1,690)	(5.5)
Accrued expenses and other liabilities	37,534	39,294	(1,760)	(4.5)

Total liabilities	$1,867,669	$1,817,614	$50,055	2.8

Deposits
Total deposits increased during 2010 primarily due to increases in savings deposits of $67.1 million, noninterest-bearing demand deposits of $28.4 million and interest-bearing demand deposits of $59.3 million. These increases were partially offset by decreases in time deposits of $32.8 million. Deposit growth resulted mainly from the Corporation’s successful marketing strategy to take advantage of the disruption in its market place. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts.
Table 10 — Deposits
The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Noninterest-bearing demand deposits	$259,303	$224,417	$223,353
Interest-bearing checking deposits	178,679	162,615	144,415
Money market savings	303,012	305,113	409,586
Regular savings	445,721	353,748	276,908
Time deposits	432,919	508,337	483,872

Total average deposits	$1,619,634	$1,554,230	$1,538,134

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2010:

Due Over
		Three	Due Over Six
	Due Three	Months to	Months to	Due Over
	Months or	Six	Twelve	Twelve
(Dollars in thousands)	Less	Months	Months	Months

Time deposits	$31,340	$45,403	$32,452	$41,520
Borrowings
Long-term borrowings at December 31, 2010, included $3.4 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to FHLB maturities of $87.0 million partially offset by an increase in federal funds purchased of $24.6 million. At December 31, 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $15.0 million which were utilized to collateralize seasonal public funds deposits.
Table 11 — Short Term Borrowings
The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis as of the dates indicated:

(Dollars in thousands)	2010	2009	2008

Balance at December 31	$90,271	$95,624	$81,230
Weighted average interest rate at year end	0.30%	0.50%	0.49%
Maximum amount outstanding at any month’s end	$109,712	$133,140	$92,962
Average amount outstanding during the year	$97,667	$91,390	$84,254
Weighted average interest rate during the year	0.40%	0.60%	1.12%

SHAREHOLDERS’ EQUITY
The following table presents the shareholders’ equity as of the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	59,080	60,126	(1,046)	(1.7)
Retained earnings	151,978	150,507	1,471	1.0
Accumulated other comprehensive loss	(6,766)	(524)	(6,242)	N/M
Treasury stock	(29,400)	(33,634)	4,234	12.6

Total shareholders’ equity	$266,224	$267,807	$(1,583)	(0.6)

Total shareholders’ equity decreased slightly since December 31, 2009 primarily due to an increase in other comprehensive loss of $6.2 million, of which $4.5 million is a reduction in unrealized gains on available for sale securities. This decrease was partially offset by issuances of treasury stock of $4.4 million in connection with the Corporation’s employee stock purchase, dividend reinvestment and stock incentive plans.
Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards. There is a buyback program in place that allows the Corporation to purchase an additional 643,782 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive income related to securities of $884 thousand and $5.4 million, net of taxes, is included in shareholders’ equity at December 31, 2010 and 2009, respectively. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and fair value, on the available-for-sale investment portfolio, net of taxes. The period-to-period loss in accumulated other comprehensive income (loss) was a result of decreases in the fair values of municipal bonds and other mortgage-backed securities.
Accumulated other comprehensive income related to an interest rate swap, net of taxes, amounted to $320 thousand and $1.1 million at December 31, 2010 and 2009, respectively. Accumulated other comprehensive income (loss) related to an interest-rate swap reflects the current fair value of the swap used for cash flow hedging purposes, net of taxes.
Accumulated other comprehensive loss related to pension and other post-retirement benefits, net of taxes, amounted to $8.0 million and $7.0 million at December 31, 2010 and 2009, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period.
Capital Adequacy
Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2010, the Corporation had a Tier 1 capital ratio of 14.17% and total risked-based capital ratio of 15.47%. At December 31, 2009, the Corporation had a Tier 1 capital ratio of 14.41% and total risked-based capital ratio of 15.76%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 20 “Regulatory Matters” of this Form 10-K along with a discussion on dividend and other restrictions.
The decrease in the Corporation’s risk-based capital ratios is attributable to asset growth which was funded by increased deposits.
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
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which is based on the one month LIBOR with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception, and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million which was classified on the balance sheet in other assets. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life. At December 31, 2009, the underlying commercial loan had a negative fair value adjustment of $431 thousand, which was classified on the balance sheet as a component of loans and leases. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in a loss of $1.1 million and a gain of $641 thousand for the years ended December 31, 2010 and 2009, respectively. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.
On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. At December 31, 2010, the interest rate swap had a positive fair value of $492 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $320 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million was recorded as a component of accumulated other comprehensive loss on the balance sheet. The cash payments on the interest rate swap of $468 thousand and $377 thousand for the years ended December 31, 2010 and 2009, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $469 thousand of the net gain in accumulated other comprehensive loss will be reclassified as a reduction of interest expense within the next twelve months. Interest rate swaps in which the Corporation pays a floating rate and receives a fixed rate are used to reduce the impact of changes in interest rates on the Corporation’s net income.
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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and are often supported by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.
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
The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease terms.
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
The Bank may purchase Certificates from the Pennsylvania Local Government Investment Trust (PLGIT) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, Univest National Bank is not required to provide collateral on these deposits. At December 31, 2010 and 2009, the Bank had no PLGIT deposits.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $387.9 million. At December 31, 2010 and 2009, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million and $92.0 million, respectively. At December 31, 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $15.0 million which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2010 and 2009. Outstanding borrowings under these lines totaled $24.6 million at December 31, 2010; there were no outstanding balances at December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2010 and 2009, the Corporation had no outstanding borrowings under this line.
Cash Requirements
The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit Short-term borrowings consisting of securities sold under agreements to repurchase constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
The table also shows the amounts and expected maturities of significant commitments as of December 31, 2010. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.
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

Table 12 — Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2010:

	Payments Due by Period
				Due after
		Due in One	Due after	Four
		Year or	One Year to	Years to	Due in Over
(Dollars in thousands)	Total	Less	Three Years	Five Years	Five Years

Securities sold under agreement to repurchase(a)	$90,271	$90,271	$—	$—	$—
Other short-term borrowings	24,601	24,601	—	—	—
Long-term debt(b)	5,380	188	5,192	—	—
Subordinated capital notes(c)	3,446	1,172	2,274	—	—
Trust preferred securities(d)	36,291	688	1,377	1,377	32,849
Time deposits(e)	435,591	264,812	84,364	37,039	49,376
Operating leases	28,781	2,092	3,644	3,435	19,610
Standby and commercial letters of credit	63,808	62,099	1,681	28	—
Commitments to extend credit (f)	430,817	153,441	31,323	11,849	234,204
Derivative loan commitments (g)	799	799	—	—	—

Total contractual obligations	$1,119,785	$600,163	$129,855	$53,728	$336,039

Notes:

(a)
Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(b)	Interest expense is projected based upon the weighted average interest rate of long-term debt.

(c)
Includes interest on both fixed and variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(d)
Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The first non-penalized call date was in 2008. The Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs without penalty for the remainder of the term.

(e)
Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(g)	Includes the fair value of these contractual arrangements at December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. In the course of its lending, leasing and deposit taking activities, the Corporation is subject to changes in the economic value and/or earnings potential of these assets and liabilities due to changes in interest rates. The Corporation’s Investment Asset/Liability Management Committee manages interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels.
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

At December 31, 2010, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decreased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.28% more than it would be if market rates would remain unchanged. A 100 basis point (a 200 basis point ramp down would not be relevant in the current market conditions) parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.31% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 13.
Table 13 — Interest Sensitivity Analysis
Interest Sensitivity Analysis at December 31, 2010:

		After
		Three	After
	Within	Months to	One Year	Over
	Three	Twelve	to Five	Five	Non-Rate
(Dollars in thousands)	Months	Months	Years	Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$11,624	$11,624
Interest-earning deposits with other banks	17,563	—	—	—	—	17,563
Investment securities	62,392	65,879	207,862	130,891	—	467,024
Loans held for sale	4,178	—	—	—	—	4,178
Loans and leases, net of reserve for loan and lease losses:	654,395	221,958	472,030	122,803	(30,898)	1,440,288
Other assets	—	—	—	—	193,216	193,216

Total assets	$738,528	$287,837	$679,892	$253,694	$173,942	$2,133,893

Liabilities and shareholders’ equity:
Demand deposits — noninterest-bearing	$—	$—	$—	$—	$271,125	$271,125
Demand deposits — interest-bearing	344,799	29,535	155,550	—	—	529,884
Savings deposits	26,903	70,310	370,298	—	—	467,511
Time deposits	52,895	131,521	186,887	46,447	—	417,750
Borrowed funds	138,115	—	5,750	—	—	143,865
Other liabilities	—	—	—	—	37,534	37,534
Shareholders’ equity	—	—	—	—	266,224	266,224

Total liabilities and shareholders’ equity	$562,712	$231,366	$718,485	$46,447	$574,883	$2,133,893

Incremental gap	$175,816	$56,471	$(38,593)	$207,247	$(400,941)

Cumulative gap	$175,816	$232,287	$193,694	$400,941

Cumulative gap as a percentage of interest-earning assets	8.97%	11.85%	9.88%	20.46%

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Philadelphia, PA
March 4, 2011

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2010	2009

ASSETS
Cash and due from banks	$11,624	$20,535
Interest-earning deposits with other banks	17,563	48,062
Investment securities held-to-maturity (fair value $32 and $108 at December 31, 2010 and 2009, respectively)	32	103
Investment securities available-for-sale	466,992	419,942
Loans held for sale	4,178	1,693
Loans and leases	1,471,186	1,425,980
Less: Reserve for loan and lease losses	(30,898)	(24,798)

Net loans and leases	1,440,288	1,401,182

Premises and equipment, net	34,605	34,201
Goodwill	51,320	50,393
Other intangibles, net of accumulated amortization of $9,495 and $8,015 at December 31, 2010 and 2009, respectively	5,477	5,577
Bank owned life insurance	48,010	46,740
Accrued interest and other assets	53,804	56,993

Total assets	$2,133,893	$2,085,421

LIABILITIES
Demand deposits, noninterest-bearing	$271,125	$242,691
Demand deposits, interest-bearing	529,884	470,572
Savings deposits	467,511	400,452
Time deposits	417,750	450,542

Total deposits	1,686,270	1,564,257

Securities sold under agreements to repurchase	90,271	95,624
Other short-term borrowings	24,600	87,755
Accrued expenses and other liabilities	37,534	39,294
Long-term debt	5,000	5,190
Subordinated notes	3,375	4,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,867,669	1,817,614

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 48,000,000 shares authorized at December 31, 2010 and 2009; 18,266,404 shares issued at December 31, 2010 and and 2009, respectively; and 16,648,303 and 16,465,083 shares outstanding at December 31, 2010 and 2009, respectively	91,332	91,332
Additional paid-in capital	59,080	60,126
Retained earnings	151,978	150,507
Accumulated other comprehensive loss, net of tax benefit	(6,766)	(524)
Treasury stock, at cost; 1,618,101 shares and 1,801,321 shares at December 31, 2010 and 2009, respectively	(29,400)	(33,634)

Total shareholders’ equity	266,224	267,807

Total liabilities and shareholders’ equity	$2,133,893	$2,085,421

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008

Interest income
Interest and fees on loans and leases:
Taxable	$71,661	$74,002	$82,874
Exempt from federal income taxes	4,339	3,815	3,742

Total interest and fees on loans and leases	76,000	77,817	86,616

Interest and dividends on investment securities:
Taxable	10,377	14,014	16,762
Exempt from federal income taxes	4,554	4,512	4,269
Interest on federal funds sold and securities purchased under agreements to resell	—	—	394
Other interest income	72	16	16

Total interest income	91,003	96,359	108,057

Interest expense
Interest on demand deposits	1,302	1,981	9,324
Interest on savings deposits	2,555	2,955	4,348
Interest on time deposits	10,054	17,371	20,894
Interest on short-term borrowings	2,116	3,481	1,744
Interest on long-term borrowings	1,442	2,935	6,000

Total interest expense	17,469	28,723	42,310

Net interest income	73,534	67,636	65,747
Provision for loan and lease losses	21,565	20,886	8,769

Net interest income after provision for loan and lease losses	51,969	46,750	56,978

Noninterest income
Trust fee income	6,080	5,536	6,004
Service charges on deposit accounts	6,693	7,036	6,808
Investment advisory commission and fee income	4,626	3,427	2,374
Insurance commission and fee income	7,694	7,081	5,723
Other service fee income	5,046	3,410	3,484
Bank owned life insurance income	1,270	1,321	2,791
Other-than-temporary impairment on equity securities	(62)	(1,708)	(1,251)
Other-than-temporary impairment on other long lived assets	—	(500)	—
Net gain on sales of securities	432	1,150	280
Net gain on mortgage banking activities	2,960	2,378	82
Net (loss) gain on interest rate swap	(1,072)	641	—
Net loss on dispositions of fixed assets	(11)	(144)	(40)
Other	762	289	360

Total noninterest income	34,418	29,917	26,615

Noninterest expense
Salaries and benefits	38,034	37,422	32,413
Net occupancy	5,476	5,274	5,230
Equipment	3,811	3,438	3,247
Marketing and advertising	2,318	1,840	1,499
Deposit insurance premiums	2,670	3,185	767
Other	15,040	14,165	14,069

Total noninterest expense	67,349	65,324	57,225

Income before income taxes	19,038	11,343	26,368
Applicable income taxes	3,282	563	5,778

Net income	$15,756	$10,780	$20,590

Net income per share:
Basic	$0.95	$0.75	$1.60
Diluted	0.95	0.75	1.60
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except share and per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

Balance at December 31, 2007	12,830,609	$(1,768)	$74,370	$22,211	$143,066	$(39,153)	$198,726
Cumulative effect of adoption of a new accounting principle on January 1, 2008					(1,550)		(1,550)
Comprehensive Income:
Net Income for 2008					20,590		20,590
Other comprehensive loss, net of income tax benefit of $3,689:
Unrealized gain on investment securities available-for-sale		382					382
Unrealized loss on swap		(149)					(149)
Unrecognized pension costs		(7,084)					(7,084)

Total comprehensive income							13,739

Cash dividends declared ($0.80 per share)					(10,302)		(10,302)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	85,415			64		1,950	2,014
Exercise of stock options,	87,134			(88)	12	1,904	1,828
Tax benefits on stock based compensation				204			204
Purchases of treasury stock	(69,235)					(1,614)	(1,614)
Restricted stock awards granted	4,591			(94)		94	—
Vesting of restricted stock awards				162			162

Balance at December 31, 2008	12,938,514	(8,619)	74,370	22,459	151,816	(36,819)	203,207
Comprehensive Income:
Net Income for 2009					10,780		10,780
Other comprehensive income, net of income tax of $4,359:
Unrealized gain on investment securities available-for-sale		3,092					3,092
Unrealized gain on swap		1,299					1,299
Unrecognized pension benefits		3,704					3,704

Total comprehensive income							18,875

Cash dividends declared ($0.80 per share)					(11,786)		(11,786)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	95,973			27	(344)	2,375	2,058
Issuance of common stock	3,392,500		16,962	38,635			55,597
Exercise of stock options	2,547			(10)	43	60	93
Purchases of treasury stock	(11,642)					(370)	(370)
Restricted stock awards granted	47,191			(1,118)	(2)	1,120	—
Vesting of restricted stock awards				133			133

Balance at December 31, 2009	16,465,083	(524)	91,332	60,126	150,507	(33,634)	267,807
Comprehensive Income:
Net Income for 2010					15,756		15,756
Other comprehensive loss, net of income tax benefit of $3,362:
Unrealized loss on investment securities available-for-sale		(4,489)					(4,489)
Unrealized loss on swap		(830)					(830)
Unrecognized pension costs		(923)					(923)

Total comprehensive income							9,514

Cash dividends declared ($0.80 per share)					(13,284)		(13,284)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	123,750				(605)	2,794	2,189
Purchases of treasury stock	(8,512)					(153)	(153)
Restricted stock awards granted	67,982			(1,206)	(396)	1,593	(9)
Vesting of restricted stock awards				160			160

Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income	$15,756	$10,780	$20,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	21,565	20,886	8,769
Depreciation of premises and equipment	2,517	2,357	2,246
Other-than-temporary impairment on equity securities	62	1,708	1,251
Other-than-temporary impairment on other long-lived assets	—	500	—
Net gain on sales of investment securities	(432)	(1,150)	(280)
Net gain on mortgage banking activities	(2,960)	(2,378)	(82)
Net loss (gain) on interest rate swap	1,072	(641)	—
Net gain on sales of loans and leases held for investment	—	—	(116)
Net loss on dispositions of fixed assets	11	144	40
Net loss (gain) on sales and write-downs of other real estate owned	377	207	(9)
Bank owned life insurance income	(1,270)	(1,321)	(2,791)
Net (accretion) amortization on investment securities	(18)	97	(339)
Amortization, fair market value adjustments and capitalization of other intangibles	100	238	642
Premium accretion on deposits and FHLB borrowings	(190)	(447)	(453)
Deferred tax benefit	(2,247)	(4,480)	(124)
Other adjustments to reconcile net income to cash provided by operating activities	—	(115)	47
Originations of loans held for sale	(170,266)	(143,615)	(4,976)
Proceeds from the sale of loans held for sale	170,098	144,688	4,514
Decrease (Increase) in interest receivable and other assets	3,734	(10,168)	(3,352)
(Decrease) increase in accrued expenses and other liabilities	(3,063)	2,893	(3,389)

Net cash provided by operating activities	34,846	20,183	22,188

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(927)	(157)	(9,720)
Net capital expenditures	(2,932)	(3,289)	(6,752)
Proceeds from maturities of securities held-to-maturity	72	336	44,971
Proceeds from maturities of securities available-for-sale	69,478	58,424	167,768
Proceeds from the sales and calls of securities held-to-maturity	—	930	28,800
Proceeds from sales and calls of securities available-for-sale	231,023	198,835	152,186
Purchases of investment securities held-to-maturity	—	—	(73,275)
Purchases of investment securities available-for-sale	(352,989)	(242,202)	(337,295)
Purchases of lease financings	(4,816)	(4,178)	(49,671)
Net (increase) decrease loans and leases	(55,800)	15,153	(56,524)
Proceeds from sales of loans and leases	—	—	2,679
Decrease (increase) in interest-bearing deposits	30,499	(42,796)	(4,764)
Proceeds from sales of other real estate owned	1,843	304	—
Net decrease in federal funds sold	—	—	11,748
Proceeds from bank owned life insurance	—	—	3,984

Net cash used in investing activities	(84,549)	(18,640)	(125,865)

Cash flows from financing activities:
Net increase (decrease) in deposits	122,013	36,929	(5,269)
Net (decrease) increase in short-term borrowings	(68,508)	(97,162)	75,954
Issuance of long-term debt	—	—	30,000
Repayment of subordinated debt	(1,500)	(1,875)	(1,500)
Issuance of common stock	—	55,597	—
Purchases of treasury stock	(153)	(370)	(1,614)
Stock issued under dividend reinvestment and employee stock purchase plans	2,189	2,058	2,014
Proceeds from exercise of stock options, including tax benefits	—	93	2,032
Cash dividends paid	(13,249)	(11,078)	(10,275)

Net cash provided by (used in) financing activities	40,792	(15,808)	91,342

Net decrease in cash and due from banks	(8,911)	(14,265)	(12,335)
Cash and due from banks at beginning of year	20,535	34,800	47,135

Cash and due from banks at end of year	$11,624	$20,535	$34,800

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$21,202	$30,440	$44,593
Income taxes, net of refunds received	2,730	5,080	8,180
Assets acquired through acquisition	—	—	159
Goodwill and other intangibles due to acquisitions	927	157	9,561
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
Note 1. Summary of Significant Accounting Policies
Organization
Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest National Bank and Trust Co. (the Bank), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance Company, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-two banking offices and provides banking and trust services to the residents and employees of twelve retirement communities, a work site office which performs a payroll check cashing service and an express banking center located in the Montgomery Mall. Banking services are also available on-line at the Corporation’s websites at www.univest.net and www.univestdirect.com.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current-year presentation. The Corporation’s former subsidiary, Univest Realty Corporation, was liquidated during the fourth quarter of 2010 and the net assets were transferred to the Corporation.
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

Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities as of December, 31, 2010 or 2009. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the effective yield method for mortgage-backed securities and the constant yield method for all other securities.
Management evaluates debt securities, which comprise of U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and Management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation has not recognized any other-than-temporary impairment charges on debt securities during 2008 through 2010.
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
A loan or lease is classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. When a loan or lease, including an impaired loan or lease, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A loan or lease is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.

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
Reserve for Loan and Lease Losses
The reserve for loan and lease losses is maintained at a level that management believes is adequate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends and the volume, growth, and composition of the loan portfolio.
The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.
The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans and leases are reported at the present value of expected future cash flows using the loan’s or lease’s initial effective interest rate, or at the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent. For commercial impaired loans which are collateral dependent, the fair value of collateral is based on appraisals performed by qualified licensed appraisals hired by the Corporation less management’s costs to sell. Appraisals are updated at least annually and obtained more frequently if changes in the property or market conditions warrant. Once an updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the fully collateral dependent loan, a charge-off to the reserve for loan losses is recorded for the difference.
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
On January 1, 2008, the Corporation recognized a cumulative-effect adjustment to retained earnings totaling $1.6 million related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of new authoritative accounting guidance. The new accounting guidance requires the Corporation to recognize a liability for the future death benefit for agreements that provide an employee with a death benefit in a postretirement/ termination period.

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
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the end of the period. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of operations.
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
Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, was frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Additionally, employees hired on or after December 8, 2009 are no longer eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation also recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions, with the understanding that the future growth and continued success of the Corporation’s business may well reflect the continued services to be rendered by these employees and the Corporation’s desire to be reasonably assured that these employees will continue to serve and realizing that if these employees would enter into competition with the Corporation, it would suffer severe financial loss. The SNQPP was established prior to the existence of a 401(k) Deferred Savings Plan, the Employee Stock Purchase Plan and the Long-Term Incentive Plans and therefore is not actively offered to new participants. These non-qualified plans are accounted for under guidance for deferred compensation arrangements. These plans were previously combined with other pension plans in the Corporation’s footnote disclosures in its historical filings of Form 10-Q and 10-K reports. Commencing with December, 31, 2010, the disclosures for the SNQPP are separately disclosed for all presentation periods and did not have a material impact on the disclosures.

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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan (the Reinvestment Plan) allows for the issuance of 1,968,750 shares of common stock. During 2010 and 2009, 98,158 and 75,936 shares, respectively, were issued under the Reinvestment Plan, with 941,376 shares available for future purchase as of December 31, 2010.
The 1996 Employee Stock Purchase Plan (the Purchase Plan) allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Compensation expense is recognized if the discount is greater than 5% of the fair value. During 2010 and 2009, 25,514 and 14,412 shares, respectively, were issued under the Purchase Plan, with 818,289 shares available for future purchase as of December 31, 2010.
Marketing and Advertising Costs
The Corporation’s accounting policy is to expense marketing and advertising costs as incurred, when the advertisement first takes place, or over the expected useful life of the related asset, as would be the case with billboards.
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

Variable Interest Entities
Variable interest entities (VIE’s) are certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A company must consolidate a VIE if the company has a variable interest or interests that provide the corporation with a controlling financial interest in the VIE which includes the power to direct the activities of a VIE that most significantly impact the VIE’S economic performance, the obligation to absorb expected losses of the VIE that could potentially be significant to the VIE and the right to receive expected benefits of the VIE that could potentially be significant to the VIE.
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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification Update to clarify when an entity is to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Goodwill is tested for impairment using a two-step approach. In Step 1, the fair value of the reporting unit is compared to its carrying amount. Step 2 is used to measure the amount of the goodwill impairment, if any, by comparing the carrying amount of the reporting unit’s goodwill to its implied fair value. This update requires an entity with reporting units with zero or negative carrying amounts, to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this update is not expected to materially impact the Corporation’s goodwill impairment testing.
In July 2010, the FASB issued an Accounting Standards Codification Update for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. This update requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for the changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. The update will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The application of the provisions of these standards did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective December 31, 2010, which are included under Note 5, “Credit Quality of Loans and Leases and the Reserve for Loans and Lease Losses.” In January 2011, the FASB issued an Accounting Standards Codification Update to defer the effective date of the disclosure requirements for public entities about troubled debt restructurings which was included as part of the previously discussed disclosures required for improving the credit quality of financing receivables and the allowance for credit losses. The guidance related to troubled debt restructurings is anticipated to be effective for interim and annual periods ending after June 15, 2011, in order to be concurrent with the effective date of guidance under a proposed Accounting Standards Update clarifying what constitutes a troubled debt restructuring.

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
Note 2. Restrictions on Cash and Due from Bank Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2010 and 2009 was $5.8 million and $4.4 million, respectively, and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $47.9 million and $26.5 million for the years ended December 31, 2010 and 2009, respectively.

Note 3. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2010 and 2009, by maturity within each type:

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$15	$—	$—	$15	$—	$—	$—	$—
After 1 year to 5 years	—	—	—	—	87	5	—	92

	15	—	—	15	87	5	—	92

Other securities:
Within 1 year	17	—	—	17	—	—	—	—
After 1 year to 5 years	—	—	—	—	16	—	—	16

	17	—	—	17	16	—	—	16

Total	$32	$—	$—	$32	$103	$5	$—	$108

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$7,000	$—	$—	$7,000	$7,000	$—	$—	$7,000
After 1 year to 5 years	182,585	515	(2,000)	181,100	112,937	293	(238)	112,992

	189,585	515	(2,000)	188,100	119,937	293	(238)	119,992

State and political subdivisions:
Within 1 year	451	—	—	451	—	—	—	—
After 1 year to 5 years	8,801	281	—	9,082	8,287	262	(2)	8,547
After 5 years to 10 years	14,042	281	(69)	14,254	28,894	636	(23)	29,507
Over 10 years	86,315	639	(2,693)	84,261	68,560	1,200	(248)	69,512

	109,609	1,201	(2,762)	108,048	105,741	2,098	(273)	107,566

Residential mortgage-backed securities:
Within 1 year	—	—	—	—	1,461	18	—	1,479
After 1 year to 5 years	—	—	—	—	6	—	—	6
After 5 years to 10 years	14,709	743	—	15,452	15,865	452	—	16,317
Over 10 years	66,919	3,222	(492)	69,649	80,464	3,852	(829)	83,487

	81,628	3,965	(492)	85,101	97,796	4,322	(829)	101,289

Commercial mortgage obligations:
After 5 years to 10 years	8,855	252	—	9,107	8,644	327	—	8,971
Over 10 years	63,827	1,321	(1,164)	63,984	68,440	2,043	—	70,483

	72,682	1,573	(1,164)	73,091	77,084	2,370	—	79,454

Asset backed securities:
After 1 year to 5 years	—	—	—	—	564	9	—	573

	—	—	—	—	564	9	—	573

Other securities:
Within 1 year	4,692	30	—	4,722	5,968	48	—	6,016
After 1 year to 5 years	4,988	—	(43)	4,945	2,996	132	—	3,128

	9,680	30	(43)	9,667	8,964	180	—	9,144

Equity securities:
No stated maturity	2,447	680	(142)	2,985	1,589	363	(28)	1,924

	2,447	680	(142)	2,985	1,589	363	(28)	1,924

Total	$465,631	$7,964	$(6,603)	$466,992	$411,675	$9,635	$(1,368)	$419,942

Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a fair value of $347.3 million and $300.7 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the year ended December 31, 2010, available-for-sale securities with a fair value at the date of sale of $14.6 million were sold; $50.8 million were sold in 2009; and $58.9 million were sold in 2008. Gross realized gains on such sales totaled $453 thousand during 2010, $1.2 million during 2009, and $282 thousand during 2008. Gross realized losses on sales totaled $21 thousand in 2010, $28 thousand in 2009, and $2 thousand in 2008. Tax expense related to net realized gains from the sales of investment securities for the years ended December 31, 2010, 2009, and 2008 were $151 thousand, $403 thousand, and $99 thousand, respectively. Accumulated other comprehensive income related to securities of $884 thousand and $5.4 million, net of taxes, has been included in shareholders’ equity at December 31, 2010 and 2009, respectively. Unrealized losses in investment securities at December 31, 2010 and 2009 do not represent other-than-temporary impairments.
The Corporation realized other-than-temporary impairment charges of $62 thousand and $1.7 million, respectively, to noninterest income on its equity portfolio during the years ended December 31, 2010 and 2009. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.
At December 31, 2010 and 2009, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at December 31, 2010 and 2009:

	At December 31, 2010
	Less than Twelve		Twelve Months or
	Months		Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government corporations and agencies	$107,978	$(2,000)	$—	$—	$107,978	$(2,000)
State and political subdivisions	52,531	(2,589)	1,589	(173)	54,120	(2,762)
Residential mortgage-backed securities	10,096	(38)	4,419	(454)	14,515	(492)
Commercial mortgage obligations	19,322	(1,164)	—	—	19,322	(1,164)
Other securities	4,945	(43)	—	—	4,945	(43)
Equity securities	951	(140)	17	(2)	968	(142)

Total	$195,823	$(5,974)	$6,025	$(629)	$201,848	$(6,603)

	At December 31, 2009
	Less than Twelve		Twelve Months or
	Months		Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government corporations and agencies	$47,057	$(238)	$—	$—	$47,057	$(238)
State and political subdivisions	16,378	(248)	1,141	(25)	17,519	(273)
Residential mortgage-backed securities	—	—	5,323	(829)	5,323	(829)
Commercial mortgage obligations	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Equity securities	128	(15)	95	(13)	223	(28)

Total	$63,563	$(501)	$6,559	$(867)	$70,122	$(1,368)

Note 4. Loans and Leases
The following is a summary of the major loan and lease categories:

	At December 31,
(Dollars in thousands)	2010	2009

Commercial, financial and agricultural	$463,518	$447,495
Real estate-commercial	516,546	487,688
Real estate-construction	119,769	91,891
Real estate-residential secured for business purpose	42,459	45,588
Real estate-residential secured for personal purpose	121,876	139,561
Real estate-home equity secured for personal purpose	80,875	81,473
Loans to individuals	44,087	46,761
Lease financings	92,617	95,678

Total gross loans and leases	1,481,747	1,436,135
Less: Unearned income	(10,561)	(10,155)

Total loans and leases, net of unearned income	$1,471,186	$1,425,980

Net unamortized deferred loan and lease origination fees, which are recorded within each loan category, for the years ended December 31, 2010 and 2009, were $228 thousand and $1.1 million, respectively. Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet. For the years ended December 31, 2010 and 2009, overdrafts were $199 thousand and $495 thousand, respectively.
The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the Year 2016. At December 31, 2010, the schedule of minimum lease payments is as follows:

(Dollars in thousands)
2011	$42,310
2012	27,071
2013	13,595
2014	7,460
2015	2,132
Thereafter	49

Total future minimum lease payments receivable	92,617
Less: Unearned income	(10,561)

Total lease financing receivables, net of unearned income	$82,056

Note 5. Credit Quality of Loans and Leases and the Reserve for Loan and Lease Losses
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans greater than 90 days past due which are accruing interest at December 31, 2010 and 2009:

							Recorded
							Investment
							Greater than
			Greater				90 Days
			Than				Past Due
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	and Leases	Interest*

At December 31, 2010

Commercial, financial and agricultural	$924	$—	$—	$924	$454,792	$463,518	$—
Real estate-commercial real estate and construction:
Commercial real estate	3,836	—	—	3,836	484,527	516,546	—
Construction	156	—	—	156	112,739	119,769	—
Real estate-residential and home equity:
Residential secured for business purpose	—	—	—	—	42,008	42,459	—
Residential secured for personal purpose	92	—	270	362	120,250	121,876	270
Home equity secured for personal purpose	118	74	44	236	80,639	80,875	44
Loans to individuals	537	153	382	1,072	42,934	44,087	382
Lease financings	1,071	421	—	1,492	79,437	82,056	—

Total	$6,734	$648	$696	$8,078	$1,417,326	$1,471,186	$696

At December 31, 2009

Commercial, financial and agricultural	$969	$1,022	$134	$2,125	$441,895	$447,495	$134
Real estate-commercial real estate and construction:
Commercial real estate	3,307	765	—	4,072	468,265	487,688	—
Construction	—	—	—	—	77,019	91,891	—
Real estate-residential and home equity:
Residential secured for business purpose	57	—	—	57	44,644	45,588	—
Residential secured for personal purpose	784	151	172	1,107	137,192	139,561	172
Home equity secured for personal purpose	508	75	101	684	80,540	81,473	101
Loans to individuals	811	168	319	1,298	45,399	46,761	319
Lease financings	1,129	76	—	1,205	83,369	85,523	—

Total	$7,565	$2,257	$726	$10,548	$1,378,323	$1,425,980	$726

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Leases
The following presents by class of loans and leases, nonaccrual loans and leases, and accruing troubled debt restructured loans and leases at December 31, 2010 and 2009:

	At December 31,
	2010			2009
		Accruing			Accruing
		Troubled			Troubled
		Debt	Total		Debt	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans and	Loans and	Loans and	Loans and	Loans and	Loans and
(Dollars in thousands)	Leases	Leases	Leases	Leases	Leases	Leases

Commercial, financial and agricultural	$7,627	$175	$7,802	$3,275	$200	$3,475
Real estate-commercial real estate and construction:
Commercial real estate	28,183	—	28,183	14,005	1,346	15,351
Construction	6,874	—	6,874	14,872	—	14,872
Real estate-residential and home equity:
Residential secured for business purpose	361	90	451	323	564	887
Residential secured for personal purpose	1,264	—	1,264	—	1,262	1,262
Home equity secured for personal purpose	—	—	—	249	—	249
Loans to individuals	21	60	81	—	64	64
Lease financings	902	225	1,127	774	175	949

Total	$45,232	$550	$45,782	$33,498	$3,611	$37,109

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases by credit quality indicator at December 31, 2010 and 2009.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with risk ratings of one through five are reviewed based on the relationship dollar amount with the borrower: loans with a relationship total of $2.5 million or greater are reviewed quarterly; loans with a relationship balance of less than $2.5 million but greater than $500 thousand are reviewed annually based on the borrower’s fiscal year; loans with a relationship balance of less than $500 thousand are reviewed only if the loan becomes 60 days or more past due. Loans with risk ratings of six are also reviewed based on the relationship dollar amount with the borrower: loans with a relationship balance of $2.0 million or greater are reviewed quarterly; loans with a relationship balance of less than $2.0 million but greater than $500 thousand are reviewed annually; loan with a relationship balance of less than $500 thousand are reviewed only if the loan becomes 60 days or more past due. Loans with risk ratings of seven are reviewed at least quarterly, and as often as monthly, at management’s discretion. Loans with risk ratings of eight through ten are reviewed monthly.

1.	Cash Secured — No credit risk

2.	Fully Secured — Negligible credit risk

3.	Strong — Minimal credit risk

4.	Satisfactory — Nominal credit risk

5.	Acceptable — Moderate credit risk

6.	Pre-Watch — Marginal, but stable credit risk

7.	Special Mention — Potential weakness

8.	Substandard — Well-defined weakness

9.	Doubtful — Collection in-full improbable

10.	Loss — Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

							Real Estate–Residential
	Commercial, Financial						Secured for Business
	and Agricultural		Real Estate–Commercial		Real Estate–Construction		Purpose
(Dollars in	At December 31,		At December 31,		At December 31,		At December 31,
thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Grade:
1. Cash secured/
2. Fully secured	$2,714	$1,924	$—	$—	$—	$—	$—	$—
3. Strong	16,350	26,767	11,542	18,029	2,674	1,076	28	130
4. Satisfactory	71,258	110,372	47,755	61,476	12,217	11,711	1,836	4,777
5. Acceptable	254,422	186,506	261,520	216,942	78,116	24,221	24,987	24,391
6. Pre-watch	70,259	60,346	109,493	102,531	11,296	23,393	6,322	5,432
7. Special Mention	8,476	12,324	17,596	26,504	684	15,052	700	884
8. Substandard	36,933	48,124	67,379	62,108	14,782	9,144	8,586	9,720
9. Doubtful	3,106	1,040	1,261	98	—	7,294	—	254
10.Loss	—	92	—	—	—	—	—	—

Total	$463,518	$447,495	$516,546	$487,688	$119,769	$91,891	$42,459	$45,588

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings by payment activity. Nonperforming loans and leases are loans past due 90 days or more and loans and leases on non-accrual of interest as well as troubled debt restructured loans. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans are loans with a well-defined weakness as well as loans where collection in-full is improbable.
Credit Exposure — Real Estate- Residential Secured for Personal Purpose, Real Estate-Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

			Real Estate–Home Equity
	Real Estate–Residential Secured for		Secured for
	Personal Purpose		Personal Purpose		Loans to individuals		Lease Financing
(Dollars in	At December 31,		At December 31,		At December 31,		At December 31,
thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Performing	$120,342	$138,127	$80,831	$81,123	$43,624	$46,378	$80,929	$84,574
Nonperforming	1,534	1,434	44	350	463	383	1,127	949

Total	$121,876	$139,561	$80,875	$81,473	$44,087	$46,761	$82,056	$85,523

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans, and impact the value of the associated collateral.
Commercial, financial and agricultural loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.
Commercial, financial and agricultural business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. Included in real estate-construction is track development financing. Risk factors related to track development financing include the demand for residential housing and the real estate valuation market. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for a project to be higher than the builder projected, negatively impacting the builder’s profit and cash flow and, therefore, their ability to make principal and interest payments.
Commercial real estate loans and residential real estate loans with a business purpose secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.
Commercial, financial and agricultural loans, commercial real estate loans, construction loans and residential real estate loans secured for a business purpose are more susceptible to a risk of loss during a downturn in the business cycle. The Corporation has strict underwriting, review, and monitoring procedures in place, however, these procedures cannot eliminate all of the risks related to these loans.
The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and often by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.
The Corporation originates fixed-rate and adjustable-rate real estate-residential mortgage loans that are secured by the underlying 1- to 4-family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.
In the real estate-home equity loan portfolio secured for a personal purpose, combined loan-to-value ratios at origination are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios and are generally insured by private mortgage insurance.
Credit risk in the loans to individuals portfolio, which includes, direct consumer loans and credit cards, is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values.
The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease terms.

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, the balance in the reserve for loan and leases losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the years ended December 31, 2010 and 2009.

				Real Estate–
				Residential
			Real Estate–	and
	Commercial,	Real Estate-	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated		Total

For the Year Ended December 31, 2010

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$470	$1,122	$29	$2	$—	$—	$	N/A	$1,623
Ending balance: collectively evaluated for impairment	9,160	14,166	1,304	542	734	1,950		1,419	29,275

Ending balance	$9,630	$15,288	$1,333	$544	$734	$1,950		$1,419	$30,898

Loans and leases:

Ending balance: individually evaluated for impairment	$7,802	$35,057	$451	$1,264	$81	$1,127			$45,782
Ending balance: collectively evaluated for impairment	455,716	601,258	42,008	201,487	44,006	80,929			1,425,404

Ending balance	$463,518	$636,315	$42,459	$202,751	$44,087	$82,056			$1,471,186

For the Year Ended December 31, 2009

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$558	$813	$53	$—	$—	$—	$	N/A	$1,424
Ending balance: collectively evaluated for impairment	11,590	7,162	1,005	501	887	1,175		$1,054	23,374

Ending balance	$12,148	$7,975	$1,058	$501	$887	$1,175		$1,054	$24,798

Loans and leases:
Ending balance: individually evaluated for impairment	$3,475	$30,223	$887	$1,511	$64	$949			$37,109
Ending balance: collectively evaluated for impairment	444,020	549,356	44,701	219,523	46,697	84,574			1,388,871

Ending balance	$447,495	$579,579	$45,588	$221,034	$46,761	$85,523			$1,425,980

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$24,798	$13,118	$13,086
Provision for loan and lease losses	21,565	20,886	8,769
Loans and leases charged off	(17,105)	(10,448)	(9,305)
Recoveries	1,640	1,242	568

Balance at end of year	$30,898	$24,798	$13,118

Impaired Loans and Leases
The following presents, by class of loans and leases, the recorded investment and unpaid principal balance of impaired loans and leases, the amounts of the impaired loans and leases for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2010 and 2009.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

At December 31, 2010

Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$4,761	$5,074
Real estate-commercial real estate	21,403	23,094
Real estate-construction	6,225	8,025
Real estate-residential secured for business purpose	361	730
Real estate-residential secured for personal purpose	632	632
Loans to individuals	81	81
Lease financings	1,127	1,127

Total impaired loans and leases with no related allowance recorded	$34,590	$38,763

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$3,041	$3,058	$650
Real estate-commercial real estate	6,780	8,321	909
Real estate-construction	648	649	33
Real estate-residential secured for business purpose	90	90	29
Real estate-residential secured for personal purpose	632	632	2

Total impaired loans leases with an allowance recorded	$11,192	$12,750	$1,623

Total impaired loans and leases:
Commercial, financial and agricultural	$7,802	$8,132	$650
Real estate-commercial real estate	28,183	31,415	909
Real estate-construction	6,874	8,674	33
Real estate-residential secured for business purpose	451	820	29
Real estate-residential secured for personal purpose	1,264	1,264	2
Loans to individuals	81	81	—
Lease financings	1,127	1,127	—

Total impaired loans and leases	$45,782	$51,513	$1,623

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

At December 31, 2009

Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$2,120	$2,882
Real estate–commercial real estate	15,052	15,075
Real estate–construction	7,236	8,629
Real estate–residential secured for business purpose	628	843
Real estate–residential secured for personal purpose	1,262	1,262
Real estate–home equity secured for personal purpose	249	249
Loans to individuals	64	64
Lease financings	949	949

Total impaired loans and leases with no related allowance recorded	$27,560	$29,953

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$1,355	$1,355	$558
Real estate–commercial real estate	299	299	8
Real estate–construction	7,636	7,736	805
Real estate–commercial residential	259	259	53

Total impaired loans leases with an allowance recorded	$9,549	$9,649	$1,424

Total impaired loans and leases:
Commercial, financial and agricultural	$3,475	$4,237	$558
Real estate–commercial real estate	15,351	15,374	8
Real estate–construction	14,872	16,365	805
Real estate–residential secured for business purpose	887	1,102	53
Real estate–residential secured for personal purpose	1,262	1,262	—
Real estate–home equity secured for personal purpose	249	249	—
Loans to individuals	64	64	—
Lease financings	949	949	—

Total impaired loans and leases	$37,109	$39,602	$1,424

Additional information with respect to impaired loans and leases is as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008

Average recorded investment in impaired loans and leases	$35,717	$16,570	$7,135
Interest income recognized	25	79	11
Interest income that would have been recognized under original terms	2,149	969	685
Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $42 thousand and $29 thousand at December 31, 2010 and 2009, respectively. Other real estate owned was $2.4 million and $3.4 million at December 31, 2010 and 2009, respectively.
The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for off-balance sheet credits was $178 thousand and $145 thousand at December 31, 2010 and 2009, respectively.

Note 6. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2010	2009

Land and land improvements	$8,906	$8,270
Premises and improvements	35,449	34,493
Furniture and equipment	18,042	17,307

Total cost	62,397	60,070
Less: accumulated depreciation	(27,792)	(25,869)

Net book value	$34,605	$34,201

Note 7. Intangible Assets
The Corporation has completed an annual impairment test for the intangible asset category. There were no impairments in 2010 and 2009. There can be no assurance that future impairment tests will not result in a charge to earnings.
The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization for these intangible assets was: $1.5 million for the year ended December 31, 2010; $1.5 million for the year ended December 31, 2009; and $642 thousand for the year ended December 31, 2008. The Corporation also has goodwill with a net carrying amount of $51.3 million, which is deemed to be an indefinite intangible asset and is not amortized. On December 31, 2008, the Corporation completed the acquisition of the Trollinger Consulting Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. On December 29, 2008, the Corporation completed the acquisition of Liberty Benefits, Inc., a full service employee benefits brokerage and consulting firm specializing in providing comprehensive employee benefits packages to businesses both large and small. The Corporation recorded $2.8 million in goodwill and $740 thousand in customer related intangibles as a result of the Liberty Benefits, Inc. acquisition. On July 27, 2006, the Corporation completed the acquisition of B. G. Balmer & Company, Inc., a full-service insurance agency. In connection with this acquisition, $3.1 million was recorded to goodwill, $1.5 million was recorded to a customer-related intangible and $100 thousand was recorded for a covenant not to compete. The Corporation recorded additional goodwill of $925 thousand at December 31, 2010 for an earn-out payment related to the acquisition of Trollinger Consulting Group for meeting minimum operating results. The Corporation recorded additional goodwill of $157 thousand in 2009 related to its 2008 acquisition of Trollinger Consulting Group.
Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands)
Balance as of December 31, 2008	$50,236
Additions:
Trollinger Consulting Group	157

Balance as of December 31, 2009	$50,393
Additions:
Trollinger Consulting Group	927

Balance as of December 31, 2010	$51,320

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and	Net	Gross	and	Net
	Carrying	Fair Value	Carrying	Carrying	Fair Value	Carrying
(Dollars in thousands)	Amount	Adjustments	Amount	Amount	Adjustments	Amount

Amortized intangible assets:
Covenants not to compete	$320	$308	$12	$320	$288	$32
Branch acquisitions	2,951	2,951	—	2,951	2,951	—
Core deposit intangibles	2,201	2,007	194	2,201	1,786	415
Customer related intangibles	5,302	2,472	2,830	5,302	1,609	3,693
Mortgage servicing rights, net	4,198	1,757	2,441	2,818	1,381	1,437

Total amortized intangible assets	$14,972	$9,495	$5,477	$13,592	$8,015	$5,577

The estimated aggregate amortization expense includes covenants not to compete, core deposit intangibles and customer related intangibles for each of the five succeeding fiscal years is as follows:

Year	Amount
(Dollars in thousands)
2011	$893
2012	671
2013	498
2014	380
2015	263
Thereafter	331
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Beginning balance	$1,437	$418	$512
Servicing rights capitalized	1,380	1,280	51
Amortization of servicing rights	(425)	(178)	(27)
Changes in valuation	49	(83)	(118)

Ending balance	$2,441	$1,437	$418

Mortgage loans serviced for others	$306,403	$174,066	$55,138

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Beginning balance	$(250)	$(167)	$(49)
Additions	49	(83)	(118)
Reductions	—	—	—
Direct write-downs	—	—	—

Ending balance	$(201)	$(250)	$(167)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	Amount
(Dollars in thousands)
2011	$385
2012	335
2013	288
2014	249
2015	215
Thereafter	969
The balance of mortgage servicing rights, net of fair value adjustments and accumulated amortization, or fair value, included in other intangibles at December 31, 2010 was $2.4 million and at December 31, 2009 was $1.4 million. The aggregate fair value of these rights was $2.9 million and $1.4 million at December 31, 2010 and 2009, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.5% to 6.3% for 2010. Amortization of mortgage servicing rights of approximately $425 thousand was recorded during 2010, $178 thousand during 2009, and $27 thousand during 2008. The cumulative unfavorable fair value adjustments were $201 thousand, $250 thousand and $167 thousand at December 31, 2010, 2009 and 2008, respectively.
Note 8. Accrued Interest and Other Assets
The following table provides the details of accrued interest and other assets:

	At December 31,
(Dollars in thousands)	2010	2009

Other real estate owned	$2,438	$3,428
Accrued interest receivable	7,206	7,613
Accrued income and other receivables	2,843	2,772
Fair market value of derivative financial instruments	1,291	3,124
Prepaid FDIC insurance assessments	6,132	8,427
Other prepaid expenses	7,256	9,145
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	10,457	11,910
Net deferred tax assets	15,557	9,947
Other	624	627

Total accrued interest and other assets	$53,804	$56,993

On September 28, 2009, the FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund which was finalized in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. This assessment was based on an estimated 5% annual growth rate in deposits during 2010, 2011 and 2012; and a 3 basis-point increase in the base assessment rate at September 30, 2009 to be applied in 2011 and 2012. The Bank paid $9.0 million to the FDIC on December 30, 2009. At December 31, 2010 $6.1 million remained in a prepaid asset account. The prepaid amount of $6.1 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2011 though 2012 period as the actual FDIC assessment are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.
At December 31, 2010 and 2009, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the Federal Home Loan Bank of Pittsburgh (FHLB) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $7.1 million and $7.4 million as of December 31, 2010 and 2009, respectively. During 2008, the FHLB suspended the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. On October 29, 2010 the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Based on current information from the FHLB, Management believes that if there is any impairment in the stock it is temporary. Therefore, as of December 31, 2010, the FHLB stock is recorded at cost.

At December 31, 2009, the Corporation held certain equity investments for which it was restricted from trading and had been carried at cost. During 2009, the Corporation recorded an other-than-temporary impairment on these long-lived assets of $500 thousand. The Corporation determined that it was probable that these long-lived assets would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying company. During the first quarter of 2010, due to increased market activity and removal of underlying restrictions from selling, these thinly traded equities were marked to fair value and reclassified to investment securities available for sale.
Note 9. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Current:
Federal	$5,142	$5,057	$5,727
State	387	(14)	175
Deferred:
Federal	(2,162)	(4,543)	(124)
State	(85)	63	—

	$3,282	$563	$5,778

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(16.0)	(25.0)	(9.9)
Increase in value of bank owned life insurance assets	(2.3)	(4.1)	(3.7)
Other, including state income taxes, valuation allowance and rate differential	0.5	(0.9)	0.5

	17.2%	5.0%	21.9%

During the years ended December 31, 2010 and 2009, the Corporation did not record any tax benefits resulting from the exercise of employee stock options and restricted stock to additional paid-in capital.
As of December 31, 2010 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. The Corporation’s 2006 and 2007 federal tax returns were examined with some adjustments, and tax years 2006 through 2009 remain subject to federal examination as well as examination by state taxing jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. A valuation allowance at December 31, 2010 and 2009, was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $9 thousand and $7 thousand were reversed and charged to equity during the years ended December 31, 2010 and 2009, respectively, as a result of unrecognizable restricted stock and non-qualified stock option expense. The Corporation had state net operating loss carryforwards of $12.5 million which will begin to expire after December 31, 2018 if not utilized.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2010	2009

Deferred tax assets:
Loan and lease loss	$10,941	$8,756
Deferred compensation	2,531	2,426
Postretirement benefits	614	578
Actuarial adjustments on postretirement benefits*	4,292	3,794
Vacation accrual	370	366
State net operating losses	813	846
Other-than-temporary impairments on equity securities	1,279	1,315
Other	1,553	822

Gross deferred tax assets	22,393	18,903
Valuation allowance	(1,281)	(1,405)

Total deferred tax asset, net of valuation allowance	21,112	17,498

Deferred tax liabilities:
Market discount	1,276	691
Retirement plans	1,612	1,117
Depreciation	482	273
Deferred fees and expense	268	175
Prepaid expenses	406	371
Intangible assets	863	564
Net unrealized holding gains on securities available for sale and swaps*	648	3,512
Other	—	848

Total deferred tax liabilities	5,555	7,551

Net deferred tax assets	$15,557	$9,947

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).
Note 10. Retirement Plan and Supplemental Retirement Plans
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, was frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Additionally, employees hired on or after December 8, 2009 are no longer eligible to participate in the noncontributory retirement plan. The Corporation experienced a reduction in its benefit obligation of $2.7 million during 2009 as a result of the conversion to the cash balance plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2010, 2009 and 2008 was $588 thousand, $536 thousand and $493 thousand, respectively.

The Corporation sponsors a Supplemental non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions, with the understanding that the future growth and continued success of the Corporation’s business may well reflect the continued services to be rendered by these employees and the Corporation’s desire to be reasonably assured that these employees will continue to serve and realizing that if these employees would enter into competition with the Corporation, it would suffer severe financial loss. The SNQPP was established prior to the existence of a 401(k) Deferred Savings Plan, the Employee Stock Purchase Plan and the Long-Term Incentive Plans and therefore is not actively offered to new participants. Expense recorded by the Corporation for the SNQSPP for the years ended December 31, 2010, 2009 and 2008 was $88 thousand, $576 thousand and $523 thousand, respectively. The reduction in expense during 2010 was the result of a change in valuation estimates associated with projecting future changes in the Consumer Price Index. The expense for 2010 was estimated using a weighted-average discount rate of 5.23%.
Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
(Dollars in thousands)	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$29,386	$31,421	$1,636	$1,486
Service cost	362	1,094	76	68
Interest cost	1,708	1,700	115	91
Plan amendment	—	(2,726)	—	—
Actuarial loss (gain)	2,239	(683)	226	72
Benefits paid	(1,445)	(1,420)	(79)	(81)

Benefit obligation at end of year	$32,250	$29,386	$1,974	$1,636

Change in plan assets:
Fair value of plan assets at beginning of year	$21,606	$19,422	$—	$—
Actual return on plan assets	2,145	3,543	—	—
Benefits paid	(1,445)	(1,420)	(79)	(81)
Employer contribution and non-qualified benefit payments	2,060	61	79	81

Fair value of plan assets at end of year	24,366	21,606	—	—

Funded status	(7,884)	(7,780)	(1,974)	(1,636)
Unrecognized net actuarial gain	16,508	15,728	561	333
Unrecognized prior service costs	(2,296)	(2,531)	(68)	(88)
Unrecognized transition asset	(2,443)	(2,726)	—	—

Net amount recognized	$3,885	$2,691	$(1,481)	$(1,391)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
(Dollars in thousands)	2010	2009

Projected benefit obligation	$31,718	$28,896
Accumulated benefit obligation	29,679	26,615
Fair value of plan assets	24,366	21,606

The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$362	$1,094	$890	$76	$68	$47
Interest cost	1,708	1,700	1,664	115	91	75
Expected return on plan assets	(1,670)	(1,545)	(1,872)	—	—	—
Amortization of net loss	686	899	358	7	25	3
Amortization (accretion) of prior service cost	47	47	46	(20)	(20)	(20)
Accretion of transition asset	(283)	—	—	—	—	—

Net periodic benefit cost	$850	$2,195	$1,086	$178	$164	$105

		Other
	Retirement	Postretirement
(Dollars in thousands)	Plans	Benefits
Expected amortization expense for 2011:
Amortization of net loss	$730	$16
Amortization (accretion) of prior service cost	42	(20)
Accretion of transition asset	(283)	—
During 2011, the Corporation expects to contribute approximately $54 thousand to the Retirement Plans and approximately $97 thousand to Other Postretirement Benefits.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
(Dollars in thousands)		Postretirement
For the fiscal year ending:	Retirement Plans	Benefits
2011	$1,504	$97
2012	1,610	105
2013	1,727	112
2014	1,715	123
2015	1,856	126
Years 2016-2020	8,099	710
Weighted-average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2010	2009	2010	2009
Assumed discount rate for obligation	5.5%	5.9%	5.5%	6.0%
Assumed salary increase rate	3.0	3.0	—	—
Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2010 and 2009 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2010	2009	2010	2009
Assumed discount rate for obligation	6.0%	5.9%	6.0%	5.9%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	3.0	5.1	—	—
The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2010	2009	2008
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2012	2011	2010
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease

Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	60	(5)

The Corporation’s pension plan asset allocation at December 31, 2010 and 2009, by asset category was as follows:

	Percentage of Plan
	Assets at December 31,
	2010	2009
Asset Category:
Equity securities	52%	50%
Debt securities	47	44
Other	1	6

Total	100%	100%

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

	Fair Value Measurements at
	December 31,
(Dollars in thousands)	2010	2009

Level 1:
Common stocks	$8,119	$8,666
Mutual funds:
U.S. Mid Cap	1,043	1,092
U.S. Small Cap	1,068	1,100
International	2,421	—
Income	1,518	776
Short-term investments	395	1,324
Level 2:
U.S. government obligations	2,482	2,156
Corporate bonds	4,422	4,219
Level 3:
Certificates of deposit	2,898	2,273

Total fair value of plan assets	$24,366	$21,606

Investments in common stocks primarily include U.S. companies with large market capitalizations and some foreign exposure in their markets. The common stock investments are diversified amongst various industries including healthcare, utilities and other industries with the primary objective of long-term capital appreciation and a secondary objective of current income. Mutual fund investments in U.S. mid cap and small cap companies are comprised mainly of growth and value equity funds with some foreign exposure in the companies’ markets. Mutual fund investments in international funds are comprised of equities of companies located outside of the U.S., including both developed and emerging markets. The common stock investments are diversified across over 40 countries and include companies ranging from small to large. The primary objective of international equity funds is long-term capital appreciation. Mutual fund investments in income funds are comprised of short-term and intermediate-term bond funds. Corporate bonds are fixed income investment grade bonds of primarily U.S. issuers from diverse industries. Other fixed-income investments include U.S. government agency securities and bank certificates of deposits. The fixed income investments have varying maturities ranging from one to ten years with the objective to maximize investment return while preserving investment principal. Short-term investments are comprised of an interest-bearing money market deposit account with the Bank.

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2010 and 2009.

		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	(Losses) or	Gains or		Maturities/	December 31,
(Dollars in thousands)	2009	Gains	(Losses)	Purchases	Redemptions	2010

Certificates of deposit	$2,273	$—	$—	$1,599	$(974)	$2,898

Total Level 3 assets	$2,273	$—	$—	$1,599	$(974)	$2,898

		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	(Losses) or	Gains or		Maturities/	December 31,
(Dollars in thousands)	2008	Gains	(Losses)	Purchases	Redemptions	2009

Certificates of deposit	$1,904	$—	$—	$754	$385	$2,273

Total Level 3 assets	$1,904	$—	$—	$754	$385	$2,273

Note 11. Long-Term Incentive Plan
The Corporation has a shareholder-approved 2003 Long-Term Incentive Plan under which the Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 877,157 common shares available for future grants at December 31, 2010 under the plan. At December 31, 2010 there were 428,032 options to purchase common stock and 116,813 unvested restricted stock awards outstanding under the plan.
Following is a summary of the status of options granted under the 2003 Long-term Incentive Plan during 2010:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Remaining	Value at
	Under	Price Per	Contractual	December 31,
(Dollars in thousands)	Option	Share	Life (Years)	2010

Outstanding at December 31, 2009	405,532	$23.37
Granted	22,500	17.58
Expired	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2010	428,032	23.07	6.0	$40

Exercisable at December 31, 2010	251,532	24.64	5.0	—

The total intrinsic values of options exercised during 2009 and 2008 were $25 thousand and $1.1 million, respectively. There were no stock options exercised during 2010. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price and or related taxes in cash. However, it will result in the executives acquiring fewer shares than the number of options exercised. During 2009, optionees exchanged 1,586 shares, net shares acquired amounted to 2,547 common shares.

The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee turnover. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury strip rate in effect at the time of grant. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The Corporation uses a straight-line accrual method to recognize stock-based compensation expense over the time-period it expects the options to vest.
The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. The following aggregated assumptions were made for options granted during fiscal years 2010 and 2009; there were no options granted in 2008:

	For the Years Ended
	December 31,
	2010	2009	2008
Expected option life in years	8.0	7.8	—
Risk free interest rate	3.60%	2.34%	—
Expected dividend yield	4.55%	3.60%	—
Expected volatility	47.16%	45.95%	—
Fair value of options	$5.81	$7.67	—
Following is a summary of nonvested restricted stock awards as of December 31, 2010 including changes during the year:

		Weighted
	Nonvested	Average
	Share	Grant Date
(Dollars in thousands)	Awards	Fair Value

Nonvested share awards at December 31, 2009	56,024	$23.09
Granted	67,982	17.62
Vested	(7,193)	22.24
Forfeited	—	—

Nonvested share awards at December 31, 2010	116,813	19.96

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the restricted stock awards granted during 2010, 2009 and 2008 was $17.62, $23.08 and $26.00 per share, respectively. The total intrinsic value of restricted stock awards that vested during 2010, 2009 and 2008 was $138 thousand, $112 thousand and $229 thousand, respectively. As of December 31, 2010, there was $1.3 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.9 years.
During the years ended December 31, 2010, 2009 and 2008, the Corporation recognized stock-based compensation expense of $211 thousand, $376 thousand and $449 thousand, respectively, on stock options; $834 thousand, $445 thousand and $184 thousand during 2010, 2009 and 2008, respectively, on restricted stock awards; and $46 thousand, $32 thousand and $28 thousand during 2010, 2009 and 2008, respectively, on the Employee Stock Purchase Plan. During the years ended December 31, 2010, 2009 and 2008, the Corporation recognized a tax benefit on nonqualified stock option expense and restricted stock awards of $292 thousand, $171 thousand and $125 thousand, respectively.

During the year ended December 31, 2008, the Corporation accelerated the vesting of 5,000 options, respectively as permitted under the plan upon retirement. The accelerated options became exercisable upon the date of retirement and are exercisable up to a two-year period post-retirement; however incentive stock options become nonqualified after 90-days post-retirement. As a result of these modifications, additional compensation expense of $38 thousand was recognized during 2008. During the year ended December 31, 2008, the Corporation accelerated the vesting of 2,500 restricted stock awards as permitted under the plan upon retirement. As a result of this modification, additional compensation expense of $53 thousand was recognized in 2008. There were no modifications or accelerations to options or restricted stock awards during 2009 or 2010.
During the years ended December 31, 2009 and 2008, cash proceeds from the exercise of stock options were $93 thousand and $1.8 million, respectively; the tax benefit recognized and recorded to additional paid in capital was $0 and $210 thousand, respectively. There were no stock options exercised during 2010.
The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.
Note 12. Time Deposits
The aggregate amount of time deposits in denominations of $100 thousand or more was $150.7 million at December 31, 2010 and $128.7 million at December 31, 2009, with interest expense of $2.9 million for 2010 and $4.4 million for 2009.
At December 31, 2010, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)
Due in 2011	$109,195
Due in 2012	9,181
Due in 2013	7,580
Due in 2014	4,917
Due in 2015	6,732
Thereafter	13,110

Total	$150,715

Note 13. Borrowings
At December 31, 2010 and 2009 long-term borrowings consisted of the following:

	Balance		Interest Rate
(Dollars in thousands)	2010	2009	2010	2009	Maturity

Federal Home Loan Bank Advances*	$5,000	$5,000	3.75%	3.75%	January 2013
Subordinated Term Loan Note	1,125	1,625	1.67%	1.64%	April 2013
Subordinated Term Loan Note	2,250	3,250	1.67%	1.64%	May 2013
Trust Preferred Securities	20,619	20,619	3.34%	3.33%	October 2033

	$28,994	$30,494

*
Federal Home Loan Bank (FHLB) Advances are calculated at a weighted average rate and do not include the fair value adjustment of $190 thousand at December 31, 2009, recorded on debt assumed through the 2003 acquisitions.

The contractual maturities of long-term borrowings as of December 31, 2010 are as follows:

(Dollars in thousands)

Due in 2011	$1,125
Due in 2012	1,500
Due in 2013	5,750
Due in 2014	—
Due in 2015	—
Thereafter	20,619

$28,994

Advances from the FHLB are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans of the Bank. The fair value adjustment recorded on FHLB advances assumed through acquisitions totaled $0 and $190 thousand at December 31, 2010 and 2009, respectively. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $387.9 million. At December 31, 2010 and 2009, the Bank’s outstanding short-term and long-term borrowings under the FHLB credit facilities totaled $5.0 million and $92.0 million, respectively. Short-term borrowings with the FHLB decreased by $87.0 million during 2010 due to maturities. At December 31, 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $15.0 million which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converted to a floating rate in second quarter 2008 based upon the one-month U.S. London Interbank Borrowing Rate (LIBOR) plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in the second quarter of 2013. At December 31, 2010 and 2009, the outstanding balance of these notes was $3.4 million and $4.9 million, respectively.
On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The deconsolidation of Univest Capital Trust I increased the carrying amount of the Trust Preferred Securities by $619 thousand. The 30-year term securities were issued on a variable rate based upon the published LIBOR rate plus 3.05% per annum. The securities are callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2010, the $20.6 million in Trust Preferred Securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.
The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2010 and 2009. Outstanding borrowings under these lines totaled $24.6 million at December 31, 2010; there was no outstanding balance at December 31, 2009. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2010 and 2009, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

(Dollars in thousands)	2010	2009	2008

Balance at December 31	$90,271	$95,624	$81,230
Weighted average interest rate at year end	0.30%	0.50%	0.49%
Maximum amount outstanding at any month’s end	$109,712	$133,140	$92,962
Average amount outstanding during the year	$97,667	$91,390	$84,254
Weighted average interest rate during the year	0.40%	0.60%	1.12%
Note 14. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Numerator for basic and diluted earnings per share—income available to common shareholders	$15,756	$10,780	$20,590

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	16,598	14,347	12,873
Effect of dilutive securities:
Employee stock options	—	—	22

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,598	14,347	12,895

Basic earnings per share	$0.95	$0.75	$1.60

Diluted earnings per share	$0.95	$0.75	$1.60

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2010, 2009 and 2008, there were 403,032, 406,615 and 88,267 anti-dilutive options at an average price of $23.41, $23.45, and $28.26, per share, respectively.

Note 15. Comprehensive Income and Accumulated Other Comprehensive Loss
The following shows the components of comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Net Income	$15,756	$10,780	$20,590

Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized (losses) gains arising during the period	(4,248)	2,730	(249)
Less: reclassification adjustment for net gains on sales realized in net income	281	748	182
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(40)	(1,110)	(813)

Total net unrealized (losses) gains on available-for-sale investment securities	(4,489)	3,092	382
Net change in fair value of derivative used for cash flow hedges	(830)	1,299	(149)
Defined benefit pension plans:
Net unrealized (losses) gains arising during the period	(1,208)	1,314	(7,336)
Less: amortization of net loss included in net periodic pension costs	(450)	(601)	(235)
Prior service costs rising during the period	—	—	34
Less: accretion (amortization) of prior service cost included in net periodic pension costs	349	(18)	17
Unrecognized transition asset arising during the period	—	1,771	—
Less: amortization of transition asset included in net periodic pension costs	(184)	—	—

Total defined benefit pension plans	(923)	3,704	(7,084)

Total comprehensive income, net of tax	$9,514	$18,875	$13,739

The following shows the components of accumulated other comprehensive loss, net of income taxes, for the periods presented:

	Net
	Unrealized
	(Losses)	Net Change	Net Change
	Gains	in Fair Value	Related to
	Available for	of Derivative	Defined	Accumulated
	Sale	Used for	Benefit	Other
	Investment	Cash Flow	Pension	Comprehensive
(Dollars in thousands)	Securities	Hedges	Plan	Loss

Balance, December 31, 2007	$1,899	$—	$(3,667)	$(1,768)
Net Change	382	(149)	(7,084)	(6,851)

Balance, December 31, 2008	2,281	(149)	(10,751)	(8,619)
Net Change	3,092	1,299	3,704	8,095

Balance, December 31, 2009	5,373	1,150	(7,047)	(524)
Net Change	(4,489)	(830)	(923)	(6,242)

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)

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

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and any credit risk. As of December 31, 2010, the maximum potential amount of future payments under the standby letters of credit is $63.8 million. The current carrying amount of the contingent obligation is $304 thousand.
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
The Bank significantly grew its mortgage-banking business during 2010 and due to this growth increased its potential to have to repurchase the mortgages due to errors in documentation and underwriting. The exposure to repurchase these mortgages is $282.1 million as of December 31, 2010. The Bank maintains a reserve in other liabilities for sold mortgages that may be repurchased. At December 31, 2010, the reserve for sold mortgages was $49 thousand.
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
The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
(Dollars in thousands)	Amount
Financial instruments representing credit risk:
Commitments to extend credit	$430,817
Performance letters of credit	34,651
Financial standby letters of credit	28,920
Other letters of credit	238
As of December 31, 2010, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. A summary of the future minimum rental commitments under non-cancelable operating leases net of related sublease revenue is as follows:

(Dollars in thousands) Year	Amount
2011	$2,092
2012	1,906
2013	1,738
2014	1,759
2015	1,676
Thereafter	19,610

Total	$28,781

Rental expense charged to operations was $2.0 million, $1.9 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At December 31, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $37.7 million and $41.8 million, respectively with positive fair values of $530 thousand and $269 thousand, respectively. At December 31, 2009, the notional amounts of interest rate locks with customers and forward loan commitments were $11.6 million and $13.3 million, respectively with positive fair values of $24 thousand and $132 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments which resulted in gains of $509 thousand and $24 thousand for the years ended December 31, 2010 and 2009, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments which resulted in gains of $135 thousand and $132 thousand for the years ended December 31, 2010 and 2009, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net gain on mortgage banking activities in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which is based on the one month LIBOR with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception, and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. At December 31, 2009, the interest rate swap had a positive fair value of $1.2 million which was classified on the balance sheet in other assets. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life. At December 31, 2009, the underlying commercial loan had a negative fair value adjustment of $431 thousand, which was classified on the balance sheet as a component of loans and leases. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in a loss of $1.1 million and a gain of $641 thousand for the years ended December 31, 2010 and 2009, respectively. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.
On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation had performed an assessment of the hedge at inception and determined that this derivative was highly effective in offsetting the changes in the cash flows of the hedged item. At December 31, 2010, the interest rate swap had a positive fair value of $492 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $320 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2009, the interest rate swap had a positive fair value of $1.8 million, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the value of the hedged item. The fair value of the interest rate swap, net of taxes, of $1.1 million was recorded as a component of accumulated other comprehensive loss on the balance sheet. The cash payments on the interest rate swap of $468 thousand and $377 thousand for the years ended December 31, 2010 and 2009, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $469 thousand of the net gain in accumulated other comprehensive loss will be reclassified as a reduction of interest expense within the next twelve months.

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
•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity and most U.S. treasury securities

•
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities generally utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (MBS), corporate debt securities, corporate and municipal bonds, asset-backed securities (ABS), residential mortgage loans held for sale, certain commercial loans, mortgage servicing rights and derivative financial instruments.

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (CMOs) and certain ABS securities.

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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, classified using the fair value hierarchy:

	At December 31, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$188,100	$—	$188,100
State and political subdivisions	—	108,048	—	108,048
Mortgage-backed securities	—	85,101	—	85,101
Commercial mortgage obligations	—	68,760	4,331	73,091
Other securities	—	9,667	—	9,667
Equity securities	2,985	—	—	2,985

Total available-for-sale securities	2,985	459,676	4,331	466,992

Interest rate swaps	—	492	—	492
Interest rate locks with customers	—	530	—	530
Forward loan commitments	—	269	—	269

Total assets	$2,985	$460,967	$4,331	$468,283

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	At December 31, 2009
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$119,992	$—	$119,992
State and political subdivisions	—	107,566	—	107,566
Mortgage-backed securities	—	101,289	—	101,289
Commercial mortgage obligations	—	74,282	5,172	79,454
Asset-backed securities	—	—	573	573
Other securities	—	9,144	—	9,144
Equity securities	1,924	—	—	1,924

Total available-for-sale securities	1,924	412,273	5,745	419,942

Interest rate swaps	—	2,968	—	2,968
Interest rate locks with customers	—	24	—	24
Forward loan commitments	—	132	—	132

Total assets	$1,924	$415,397	$5,745	$423,066

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the years ended December 31, 2010 and 2009:

		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	Gains or	Gains or		December 31,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$375	$—	$(1,216)	$4,331
Asset-backed securities	573	(9)	—	(564)	—

Total Level 3 assets	$5,745	$366	$—	$(1,780)	$4,331

			Total
	Balance at	Total	Realized		Balance at
	December 31,	Unrealized	Gains or		December 31,
(Dollars in thousands)	2008	Gains	(Losses)	Paydowns	2009

Available-for-sale securities:
Commercial mortgage obligations	$5,340	$1,057	$—	$(1,225)	$5,172
Asset-backed securities	1,211	29	—	(667)	573

Total Level 3 assets	$6,551	$1,086	$—	$(1,892)	$5,745

Realized gains or losses are recognized in the Consolidated Statements of Income. There were no realized gains or losses recognized on Level 3 assets during the years ended December 31, 2010 or 2009.
The following table represents assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

	At December 31, 2010
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Loans held for sale	$—	$4,178	$—	$4,178
Real estate-commercial loan	—	17,650	—	17,650
Impaired loans and leases	—	—	44,159	44,159
Mortgage servicing rights	—	2,441	—	2,441

Total	$—	$24,269	$44,159	$68,428

	At December 31, 2009
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Acquired leases	$—	$—	$3,796	$3,796
Real estate-commercial loan	—	16,569	—	16,569
Impaired loans and leases	—	—	35,685	35,685
Mortgage servicing rights	—	1,437	—	1,437
Other long-lived assets	—	1,080	—	1,080

Total	$—	$19,086	$39,481	$58,567

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at December 31, 2010 were carried at the lower of cost or estimated fair value.

The fair value of the hedged real estate-commercial loan (as discussed in Note 17) was based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and at that time the remaining $17.0 million loan was marked to fair value due to the de-designation of the fair value hedge. During the first quarter of 2010, the swap was re-designated and the hedged loan was being marked to fair value on a recurring basis. During the third quarter of 2010 the swap was terminated and the loan was marked to fair value. The fair value is being amortized to par value over the remaining life of the loan using the level-yield method.
Acquired leases are measured at the time of acquisition and are based on the fair value of the collateral securing these leases. Acquired leases are classified within Level 3 of the valuation hierarchy.
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2010, impaired loans and leases had a carrying amount of $45.8 million with a valuation allowance of $1.6 million. At December 31, 2009, impaired loans and leases had a carrying amount of $37.1 million with a valuation allowance of $1.4 million.
The Corporation estimates the fair value of MSR’s using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSR’s are classified within Level 2 of the valuation hierarchy. MSR’s are carried at the lower of amortized cost or estimated fair value.
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
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the 2010 and 2009, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At December 31, 2010		At December 31, 2009
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract	Fair
(Dollars in thousands)	Amount	Fair Value	Amount	Value

Assets:
Cash and short-term assets	$29,187	$29,187	$68,597	$68,597
Investment securities	467,024	467,024	420,045	420,050
Loans held for sale	4,178	4,178	1,693	1,708
Net loans and leases	1,440,288	1,499,065	1,401,182	1,459,568
Interest rate swaps	20,000	492	42,000	2,968
Interest rate locks with customers	37,691	530	11,637	24
Forward loan commitments	41,842	269	13,330	132
Liabilities:
Deposits	1,686,270	1,666,566	1,564,257	1,542,882
Short-term borrowings	114,871	114,908	183,379	185,139
Long-term borrowings	28,994	29,363	30,684	31,248
Off-Balance-Sheet:
Commitments to extend credit	—	(1,069)	—	(935)

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

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Consolidated	$260,244	15.47%	$134,623	8.00%	$168,279	10.00%
Univest National Bank	243,908	14.71	132,674	8.00	165,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	238,393	14.17	67,312	4.00	100,968	6.00
Univest National Bank	223,050	13.45	66,337	4.00	99,505	6.00
Tier 1 Capital (to Average Assets):
Consolidated	238,393	11.54	82,649	4.00	103,311	5.00
Univest National Bank	223,050	10.89	81,911	4.00	102,389	5.00

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Consolidated	$255,482	15.76%	$129,711	8.00%	$162,139	10.00%
Univest National Bank	241,177	15.13	127,502	8.00	159,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	233,654	14.41	64,856	4.00	97,283	6.00
Univest National Bank	221,193	13.88	63,751	4.00	95,626	6.00
Tier 1 Capital (to Average Assets):
Consolidated	233,654	11.46	81,539	4.00	81,539	5.00
Univest National Bank	221,193	10.97	80,666	4.00	80,666	5.00
As of December 31, 2010 and December 31, 2009, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2010, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation (FDIC) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Dividend and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.
The approval of the Office of Comptroller of the Currency is required for a national bank to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2011 without approval of the Office of Comptroller of the Currency of approximately $1.7 million plus an additional amount equal to the Bank’s net profits for 2011 up to the date of any such dividend declaration.

The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including Univest Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.
Note 21. Related Party Transactions
At December 31, 2010, loans to directors and executive officers of the Corporation and companies in which directors have an interest (Related Parties) aggregated $45.3 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectability or present other unfavorable terms.
The summary of activity for the past year is as follows:
(Dollars in thousands)

		Amounts
		Collected
Balance at		and Other	Balance at
January 1, 2010	Additions	Reductions	December 31, 2010
$37,002	$23,159	$14,859	$45,302
The Corporation paid $1.4 million and $1.7 million during 2010 and 2009, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is secretary of H. Mininger & Son, Inc.
Deposits received from Related Parties as of December 31, 2010 were $6.6 million.
At December 31, 2010, the Bank had commitments to extend credit to Related Parties of $13.0 million and standby and commercial letters of credit for Related Parties of $192 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.

Note 22. Parent Company Financial Information
Condensed financial statements of Univest, parent company only, follow:

	At December 31,
(Dollars in thousands)	2010	2009

Balance Sheets
Assets:
Cash and balances due from financial institutions	$648	$86
Investments in securities	9,985	8,924
Investments in subsidiaries, at equity in net assets:
Bank	263,183	266,026
Non-banks	16,120	21,458
Other assets	24,376	20,265

Total assets	$314,312	$316,759

Liabilities:
Dividends payable	$3,329	$3,294
Other borrowings	372	755
Subordinated capital notes	3,375	4,875
Trust preferred securities	20,619	20,619
Other liabilities	20,393	19,409

Total liabilities	48,088	48,952

Shareholders’ equity	266,224	267,807

Total liabilities and shareholders’ equity	$314,312	$316,759

	For the Years ended December 31,
(Dollars in thousands)	2010	2009	2008

Statements of Income

Dividends from bank	$12,482	$12,482	$13,542
Dividends from non-banks	1,190	1,190	1,200
Other-than-temporary impairment on equity securities	(62)	(1,708)	(1,251)
Other-than-temporary impairment on other long-lived assets	—	(500)	—
Net gain (loss) on sales of securities	105	(28)	79
Other income	15,976	14,014	13,325

Total operating income	29,691	25,450	26,895
Operating expenses	15,715	16,376	15,444

Income before income tax (benefit) and equity in undistributed income (loss) of subsidiaries	13,976	9,074	11,451
Applicable income tax (benefit)	73	(1,745)	(852)

Income before equity in undistributed income (loss) of subsidiaries	13,903	10,819	12,303
Equity in undistributed income (loss) of subsidiaries:
Bank	1,777	(71)	8,264
Non-banks	76	32	23

Net income	$15,756	$10,780	$20,590

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Statements of Cash Flows

Cash flows from operating activities:
Net income	$15,756	$10,780	$20,590
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(1,853)	39	(8,287)
Other-than-temporary impairment on equity securities	62	1,708	1,251
Other-than-temporary impairment on other long-lived assets	—	500	—
Net (gain) loss on sales of securities	(105)	28	(79)
Depreciation of premises and equipment	185	143	99
Increase in other assets	(2,736)	(1,298)	(1,013)
(Decrease) increase in other liabilities	(76)	(820)	(856)

Net cash provided by operating activities	11,233	11,080	11,705

Cash flows from investing activities:
Investments in subsidiaries	—	(55,000)	(310)
Proceeds from sales of securities	7,265	5,989	5,702
Purchases of investment securities	(7,000)	(7,000)	(6,680)
Liquidation of subsidiary, net of cash acquired	2,384	—	—
Other, net	147	(393)	(126)

Net cash provided by (used) in investing activities	2,796	(56,404)	(1,414)

Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	(754)	(57)	—
Repayment of long-term debt	(1,500)	(1,875)	(1,500)
Purchases of treasury stock	(153)	(370)	(1,614)
Proceeds from the issuance of common stock	—	55,597	—
Stock issued under dividend reinvestment and employee stock purchase plans	2,189	2,058	2,014
Proceeds from exercise of stock options, including tax benefits	—	93	2,032
Cash dividends paid	(13,249)	(11,078)	(10,275)

Net cash (used in) provided by financing activities	(13,467)	44,368	(9,343)

Net increase (decrease) in cash and due from financial institutions	562	(956)	948
Cash and due from financial institutions at beginning of year	86	1,042	94

Cash and due from financial institutions at end of year	$648	$86	$1,042

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,250	$1,480	$1,810

Income tax, net of refunds received	$2,501	$4,977	$7,791

Note 23. Quarterly Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands, except per share data) 2010 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$22,580	$23,060	$22,878	$22,485
Interest expense	3,380	4,107	4,602	5,380

Net interest income	19,200	18,953	18,276	17,105
Provision for loan and lease losses	6,276	5,529	4,865	4,895

Net interest income after provision for loan and lease losses	12,924	13,424	13,411	12,210
Noninterest income	9,268	8,884	8,059	8,207
Noninterest expense	16,190	17,171	16,909	17,079

Income before income taxes	6,002	5,137	4,561	3,338
Applicable income taxes	1,093	990	831	368

Net income	$4,909	$4,147	$3,730	$2,970

Per share data:
Net income:
Basic	$0.30	$0.25	$0.23	$0.18

Diluted	$0.30	$0.25	$0.23	$0.18

Dividends per share	$0.20	$0.20	$0.20	$0.20

2009 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$23,184	$24,244	$24,529	$24,402
Interest expense	6,409	6,901	7,356	8,057

Net interest income	16,775	17,343	17,173	16,345
Provision for loan and lease losses	7,449	5,928	5,353	2,156

Net interest income after provision for loan and lease losses	9,326	11,415	11,820	14,189
Noninterest income	8,819	7,098	7,826	6,174
Noninterest expense	17,468	15,563	16,790	15,503

Income before income taxes	677	2,950	2,856	4,860
Applicable income taxes	(845)	197	187	1,024

Net income	$1,522	$2,753	$2,669	$3,836

Per share data:
Net income:
Basic	$0.09	$0.19	$0.21	$0.30

Diluted	$0.09	$0.19	$0.21	$0.30

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer (Principal Executive Officer) and the Corporation’s Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosures and procedures. Based on their evaluation, management concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010. Disclosures controls and procedures are designed to ensure that information required to be disclosed by the Corporation in accordance with the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, Management concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.
The Corporation’s financial information as shown in the Annual Report Form 10-K for the Years 2010, 2009 and 2008 has been audited by KPMG LLP, independent registered public accounting firm. KPMG LLP presented the Corporation with unqualified opinions for these years.
There were no changes to the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to affect, the Corporation’s control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Univest Corporation Pennsylvania:
We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.
March 4, 2011
Philadelphia, PA

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 19, 2011 (2011 Proxy), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and “Nominating and Governance Committee.”
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
Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2011 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter
Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2011 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2011 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2011 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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
Annual Report to Shareholders
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

(10.2)	Non-Qualified Pension Plan, including Split-dollar Agreement, for certain executive officers, incorporated by reference to Exhibit 10.2 of Form 10-K, filed with the SEC March 7, 2005.
(10.3)	Supplemental Retirement Plan incorporated by reference to Exhibit 10.3 of Form 10-K, filed with the SEC March 7, 2005.
(11)	Statement Re Computation of Per Share Earnings — is incorporated by reference from Footnote 14 in Item (8) of this Form 10-K.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	Consent of independent registered public accounting firm, KPMG LLP
(31.1)
Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of Jeffrey M. Schweitzer, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

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
Jeffrey M. Schweitzer
Senior Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer) March 4, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM S. AICHELE William S. Aichele	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ MARVIN A. ANDERS Marvin A. Anders	Retired Chairman, Director	March 4, 2011

/s/ CHARLES H. HOEFLICH Charles H. Hoeflich	Chairman Emeritus	March 4, 2011

/s/ R. LEE DELP R. Lee Delp	Director	March 4, 2011

/s/ WILLIAM G. MORRAL William G. Morral	Director	March 4, 2011

/s/ H. PAUL LEWIS H. Paul Lewis	Director	March 4, 2011

/s/ H. RAY MININGER H. Ray Mininger	Director	March 4, 2011

/s/ MARK A. SCHLOSSER Mark A. Schlosser	Director	March 4, 2011

/s/ P. GREG SHELLY Paul G. Shelly	Director	March 4, 2011

/s/ K. LEON MOYER K. Leon Moyer	Vice Chairman	March 4, 2011