Form 10-Q
period 2011-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2011-05-10
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,772,222

(Title of Class)	(Number of shares outstanding at April 29, 2011)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At March 31, 2011	At December 31, 2010

ASSETS
Cash and due from banks	$40,998	$11,624
Interest-earning deposits with other banks	14,251	17,563
Investment securities held-to-maturity (fair value $21 and $32 at March 31, 2011 and December 31, 2010, respectively)	21	32
Investment securities available-for-sale	445,777	466,992
Loans held for sale	1,451	4,178
Loans and leases	1,442,137	1,471,186
Less: Reserve for loan and lease losses	(32,804)	(30,898)

Net loans and leases	1,409,333	1,440,288

Premises and equipment, net	34,363	34,605
Goodwill	51,320	51,320
Other intangibles, net of accumulated amortization of $9,062 and $9,495 at March 31, 2011 and December 31, 2010, respectively	5,579	5,477
Bank owned life insurance	48,354	48,010
Accrued interest and other assets	57,132	53,804

Total assets	$2,108,579	$2,133,893

LIABILITIES
Demand deposits, noninterest-bearing	$280,337	$271,125
Demand deposits, interest-bearing	487,945	529,884
Savings deposits	486,213	467,511
Time deposits	410,730	417,750

Total deposits	1,665,225	1,686,270

Securities sold under agreements to repurchase	96,551	90,271
Other short-term borrowings	—	24,600
Accrued expenses and other liabilities	49,136	37,534
Long-term debt	5,000	5,000
Subordinated notes	3,375	3,375
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,839,906	1,867,669

SHAREHOLDERS’ EQUITY

Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2011 and December 31, 2010; 18,266,404 shares issued at March 31, 2011 and December 31, 2010; 16,745,935 and 16,648,303 shares outstanding at March 31, 2011 and December 31, 2010, respectively	91,332	91,332
Additional paid-in capital	58,276	59,080
Retained earnings	152,567	151,978
Accumulated other comprehensive loss, net of taxes	(5,768)	(6,766)
Treasury stock, at cost; 1,520,469 shares and 1,618,101 shares at March 31, 2011 and December 31, 2010, respectively	(27,734)	(29,400)

Total shareholders’ equity	268,673	266,224

Total liabilities and shareholders’ equity	$2,108,579	$2,133,893

Note:
The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010

Interest income
Interest and fees on loans and leases:
Taxable	$17,207	$17,606
Exempt from federal income taxes	1,131	977

Total interest and fees on loans and leases	18,338	18,583

Interest and dividends on investment securities:
Taxable	2,246	2,761
Exempt from federal income taxes	1,119	1,130
Other interest income	3	11

Total interest income	21,706	22,485

Interest expense
Interest on deposits	2,466	4,220
Interest on short-term borrowings	80	802
Interest on long-term borrowings	351	358

Total interest expense	2,897	5,380

Net interest income	18,809	17,105
Provision for loan and lease losses	5,134	4,895

Net interest income after provision for loan and lease losses	13,675	12,210

Noninterest income
Trust fee income	1,625	1,500
Service charges on deposit accounts	1,336	1,782
Investment advisory commission and fee income	1,162	1,056
Insurance commission and fee income	2,200	2,243
Other service fee income	1,355	909
Bank owned life insurance income	344	332
Other-than-temporary impairment on equity securities	(7)	(5)
Net gain on sales of securities	—	49
Net (loss) gain on mortgage banking activities	(25)	460
Net loss on interest rate swap	—	(310)
Net loss on dispositions of fixed assets	—	(6)
Net loss on sales and write-downs of other real estate owned	(352)	(347)
Other	121	544

Total noninterest income	7,759	8,207

Noninterest expense
Salaries and benefits	8,983	9,811
Net occupancy	1,550	1,354
Equipment	977	938
Marketing and advertising	589	684
Deposit insurance premiums	713	597
Other	3,934	3,695

Total noninterest expense	16,746	17,079

Income before income taxes	4,688	3,338
Applicable income taxes	826	368

Net income	$3,862	$2,970

Net income per share:
Basic	$.23	$.18
Diluted	.23	.18
Dividends declared	.20	.20

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

For the Three Months Ended March 31, 2011

Balance at December 31, 2010:	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Comprehensive income:
Net income	—	—	—	—	3,862	—	3,862
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available for sale	—	757	—	—	—	—	757
Unrealized gain on swap	—	149	—	—	—	—	149
Unrecognized pension benefits	—	92	—	—	—	—	92

Total comprehensive income	—	—	—	—	—	—	4,860

Cash dividends declared ($0.20 per share)	—	—	—	—	(3,333)	—	(3,333)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	41,862	—	—	15	13	745	773
Purchases of treasury stock	(2,966)	—	—	—	—	(51)	(51)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	200	—	—	200

Balance at March 31, 2011	16,745,935	$(5,768)	$91,332	$58,276	$152,567	$(27,734)	$268,673

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total
For the Three Months Ended March 31, 2010

Balance at December 31, 2009:	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	2,970	—	2,970
Other comprehensive income, net of income tax:
Unrealized loss on investment securities available for sale	—	(38)	—	—	—	—	(38)
Unrealized loss on swap	—	(219)	—	—	—	—	(219)
Unrecognized pension benefits	—	86	—	—	—	—	86

Total comprehensive income	—	—	—	—	—	—	2,799

Cash dividends declared ($0.20 per share)	—	—	—	—	(3,313)	—	(3,313)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	30,067	—	—	—	(195)	707	512
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	66,982	—	—	(1,177)	(393)	1,570	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at March 31, 2010	16,561,807	$(695)	$91,332	$59,000	$149,576	$(31,363)	$267,850

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$3,862	$2,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,134	4,895
Depreciation of premises and equipment	637	622
Other-than-temporary impairment on equity securities	7	5
Net gain on sales of investment securities	—	(49)
Net loss (gain) on mortgage banking activities	25	(460)
Net loss on interest rate swap	—	310
Net loss on dispositions of fixed assets	—	6
Net loss on sales and write-downs of other real estate owned	352	347
Bank owned life insurance income	(344)	(332)
Other adjustments to reconcile net income to cash provided by operating activities	829	1,439
Originations of loans held for sale	(44,261)	(24,934)
Proceeds from the sale of loans held for sale	47,576	25,822
Increase in interest receivable and other assets	(1,463)	(4,110)
Increase (decrease) in accrued expenses and other liabilities	11,921	(2,477)

Net cash provided by operating activities	24,275	4,054

Cash flows from investing activities:
Net capital expenditures	(395)	(1,319)
Proceeds from maturities of securities held-to-maturity	11	18
Proceeds from maturities of securities available-for-sale	23,264	23,241
Proceeds from sales and calls of securities available-for-sale	35,837	59,517
Purchases of investment securities available-for-sale	(36,834)	(98,038)
Purchases of lease financings	—	(3,393)
Net decrease (increase) in loans and leases	21,861	(1,037)
Net decrease in interest-bearing deposits	3,312	30,411
Proceeds from sales of other real estate owned	—	641

Net cash provided by investing activities	47,056	10,041

Cash flows from financing activities:
Net (decrease) increase in deposits	(21,045)	8,424
Net decrease in short-term borrowings	(18,320)	(26,342)
Purchases of treasury stock	(51)	(6)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	773	512
Cash dividends paid	(3,314)	(3,293)

Net cash used in financing activities	(41,957)	(20,705)

Net increase (decrease) in cash and due from banks	29,374	(6,610)
Cash and due from banks at beginning of year	11,624	20,535

Cash and due from banks at end of period	$40,998	$13,925

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,437	$7,450
Income taxes, net of refunds received	85	68
Noncash transfer of loans to other real estate owned	3,960	$—

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest National Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 4, 2011.
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
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification Update regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes both a concession and the borrower is experiencing financial difficulties. The guidance clarifies on a creditor’s evaluation of whether it has granted a concession as follows: 1) if a borrower does not have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate the creditor has granted a concession; 2) a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics; 3) a restructuring that results in a delay in payment that is insignificant is not a concession. The guidance clarifies on a creditor’s evaluation of whether a borrower is experiencing financial difficulties as follows: a creditor may conclude that a borrower is experiencing financial difficulties, even though the borrower is not currently in payment default; a creditor should evaluate whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 or September 30, 2011 for the Corporation and applies retrospectively to restructurings occurring on or after the beginning of the year or January 1, 2011 for the Corporation. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Corporation is in the process of evaluating the impact of the adoption of this troubled debt restructuring guidance on its financial statements.

In July 2010, the FASB issued an Accounting Standards Codification Update for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. For disclosures required as of the end of a reporting period, the update was effective and implemented commencing as of December 31, 2010 for the Corporation’s financial statements, Disclosures that relate to activity during a reporting period is required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The application of the provisions of these standards did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2011, which are included under Note 4, “Credit Quality of Loans and Leases and the Reserve for Loans and Lease Losses.” The guidance related to troubled debt restructurings is effective for interim and annual periods beginning after June 15, 2011, or September, 30, 2011 for the Corporation, in order to be concurrent with the effective date of guidance under the Accounting Standards Update issued in April 2011 regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. The guidance applies retrospectively to troubled debt restructures occurring on or after January 1, 2011.

Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2011 and December 31, 2010 by maturity within each type.

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$3	$—	$—	$3	$15	$—	$—	$15

	3	—	—	3	15	—	—	15

Other securities:
Within 1 year	18	—	—	18	17	—	—	17

	18	—	—	18	17	—	—	17

Total	$21	$—	$—	$21	$32	$—	$—	$32

Securities Available-for-Sale

U.S. government corporations and agencies:
Within 1 year	$—	$—	$—	$—	$7,000	$—	$—	$7,000
After 1 year to 5 years	167,538	302	(2,208)	165,632	182,585	515	(2,000)	181,100

	167,538	302	(2,208)	165,632	189,585	515	(2,000)	188,100

State and political subdivisions:
Within 1 year	450	1	—	451	451	—	—	451
After 1 year to 5 years	9,783	344	—	10,127	8,801	281	—	9,082
After 5 years to 10 years	12,555	214	(74)	12,695	14,042	281	(69)	14,254
Over 10 years	86,317	936	(1,171)	86,082	86,315	639	(2,693)	84,261

	109,105	1,495	(1,245)	109,355	109,609	1,201	(2,762)	108,048

Residential mortgage-backed securities:
After 5 years to 10 years	13,448	694	—	14,142	14,709	743	—	15,452
Over 10 years	71,561	3,050	(550)	74,061	66,919	3,222	(492)	69,649

	85,009	3,744	(550)	88,203	81,628	3,965	(492)	85,101

Commercial mortgage obligations:
After 5 years to 10 years	7,803	202	—	8,005	8,855	252	—	9,107
Over 10 years	63,313	988	(853)	63,448	63,827	1,321	(1,164)	63,984

	71,116	1,190	(853)	71,453	72,682	1,573	(1,164)	73,091

Other securities:
Within 1 year	3,053	—	—	3,053	4,692	30	—	4,722
After 1 year to 5 years	4,989	5	—	4,994	4,988	—	(43)	4,945

	8,042	5	—	8,047	9,680	30	(43)	9,667

Equity securities:
No stated maturity	2,441	784	(138)	3,087	2,447	680	(142)	2,985

	2,441	784	(138)	3,087	2,447	680	(142)	2,985

Total	$443,251	$7,520	$(4,994)	$445,777	$465,631	$7,964	$(6,603)	$466,992

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $315.3 million and $347.3 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the three months ended March 31, 2011, there were no sales of available-for-sale securities. During the three months ended March 31, 2010, available-for-sale securities with a fair value at the date of sale of $466 thousand were sold. Gross realized gains on such sales totaled $49 thousand in 2010 with related tax expense of $17 thousand; there were no gross realized losses on sales in 2010. Accumulated other comprehensive income related to securities of $1.6 million and $884 thousand, net of taxes, has been included in shareholders’ equity at March 31, 2011 and December 31, 2010, respectively. Unrealized losses in investment securities at March 31, 2011 and December 31, 2010 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $7 thousand and $5 thousand, respectively, on its equity portfolio during the three months ended March 31, 2011 and 2010. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010.
Management evaluates debt securities, which comprises U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2011 and 2010.
At March 31, 2011 and December 31, 2010, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at March 31, 2011 and December 31, 2010:

	At March 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$107,738	$(2,208)	$—	$—	$107,738	$(2,208)
State and political subdivisions	34,133	(1,023)	2,580	(222)	36,713	(1,245)
Residential mortgage-backed securities	9,852	(71)	4,170	(479)	14,022	(550)
Commercial mortgage obligations	24,517	(853)	—	—	24,517	(853)
Equity securities	944	(138)	—	—	944	(138)

Total	$177,184	$(4,293)	$6,750	$(701)	$183,934	$(4,994)

	At December 31, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$107,978	$(2,000)	$—	$—	$107,978	$(2,000)
State and political subdivisions	52,531	(2,589)	1,589	(173)	54,120	(2,762)
Residential mortgage-backed securities	10,096	(38)	4,419	(454)	14,515	(492)
Commercial mortgage obligations	19,322	(1,164)	—	—	19,322	(1,164)
Other securities	4,945	(43)	—	—	4,945	(43)
Equity securities	951	(140)	17	(2)	968	(142)

Total	$195,823	$(5,974)	$6,025	$(629)	$201,848	$(6,603)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At March 31,	At December 31,
(Dollars in thousands)	2011	2010

Commercial, financial and agricultural	$457,463	$463,518
Real estate-commercial	520,836	516,546
Real estate-construction	102,144	119,769
Real estate-residential secured for business purpose	36,753	42,459
Real estate-residential secured for personal purpose	126,481	121,876
Real estate-home equity secured for personal purpose	79,133	80,875
Loans to individuals	42,149	44,087
Lease financings	87,054	92,617

Total gross loans and leases	1,452,013	1,481,747
Less: Unearned income	(9,876)	(10,561)

Total loans and leases, net of unearned income	$1,442,137	$1,471,186

Note 4. Credit Quality of Loans and Leases and the Reserve for Loan and Lease Losses
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at March 31, 2011 and December 31, 2010:

							Recorded
							Investment
							Greater than
			Greater				90 Days
			Than				Past Due
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	and Leases	Interest*

At March 31, 2011

Commercial, financial and agricultural**	$5,290	$24	$—	$5,314	$445,243	$457,463	$—
Real estate-commercial real estate and construction:
Commercial real estate	596	210	—	806	494,839	520,836	—
Construction**	6,081	—	—	6,081	86,859	102,144	—
Real estate-residential and home equity:
Residential secured for business purpose	93	212	—	305	36,055	36,753	—
Residential secured for personal purpose	697	—	—	697	124,884	126,481	—
Home equity secured for personal purpose	294	35	44	373	78,760	79,133	44
Loans to individuals	410	103	471	984	41,105	42,149	471
Lease financings	1,572	383	1	1,956	74,134	77,178	1

Total	$15,033	$967	$516	$16,516	$1,381,879	$1,442,137	$516

*	Excludes impaired loans and leases.

**
The 30-59 days past due category for commercial, financial and agricultural includes one loan for $4.6 million which matured in March 2011 and has been renewed in May 2011. The 30-59 days past due category for construction consists of one loan for $6.1 million which matured in January 2011 and has been renewed in April 2011. As of the date of issuance of this report on Form 10-Q, these two loans are in accordance with their terms.

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
Nonaccrual and Troubled Debt Restructured Loans and Leases
The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and leases) and accruing troubled debt restructured loans and leases at March 31, 2011 and December 31, 2010:

	At March 31, 2011			At December 31, 2010
		Accruing			Accruing
		Troubled	Total		Troubled	Total
		Debt	Impaired		Debt	Impaired
	Nonaccrual	Restructured	Loans	Nonaccrual	Restructured	Loans
	Loans and	Loans and	and	Loans and	Loans and	and
(Dollars in thousands)	Leases*	Leases	Leases	Leases*	Leases	Leases

Commercial, financial and agricultural	$6,735	$171	$6,906	$7,627	$175	$7,802
Real estate-commercial real estate and construction:
Commercial real estate	22,756	2,435	25,191	28,183	—	28,183
Construction	7,022	2,182	9,204	6,874	—	6,874
Real estate-residential and home equity:
Residential secured for business purpose	303	90	393	361	90	451
Residential secured for personal purpose	900	—	900	1,264	—	1,264
Home equity secured for personal purpose	—	—	—	—	—	—
Loans to individuals	—	60	60	21	60	81
Lease financings	915	173	1,088	902	225	1,127

Total	$38,631	$5,111	$43,742	$45,232	$550	$45,782

*	Includes non-accrual troubled debt restructured loans and leases of $3.5 million and $1.2 million at March 31, 2011 and December, 31, 2010, respectively.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases by credit quality indicator at March 31, 2011 and December 31, 2010.

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
1.	Cash Secured — No credit risk
2.	Fully Secured — Negligible credit risk
3.	Strong — Minimal credit risk
4.	Satisfactory — Nominal credit risk
5.	Acceptable — Moderate credit risk
6.	Pre-Watch — Marginal, but stable credit risk
7.	Special Mention — Potential weakness
8.	Substandard — Well-defined weakness
9.	Doubtful — Collection in-full improbable
10.	Loss — Considered uncollectible
Commercial Credit Exposure Credit Risk by Internally Assigned Grades

							Real Estate-Residential Secured
	Commercial, Financial						for
	and Agricultural		Real Estate-Commercial		Real Estate-Construction		Business Purpose
	At March 31,	At December 31,	At March 31,	At December 31,	At March 31,	At December 31,	At March 31,	At December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Grade:
1. Cash secured/Fully secured	$1,468	$2,714	$—	$—	$—	$—	$—	$—
2. Strong	14,219	16,350	10,442	11,542	2,673	2,674	—	28
3. Satisfactory	59,438	71,258	29,507	47,755	1,587	12,217	3,137	1,836
4. Acceptable	245,062	254,422	287,585	261,520	69,409	78,116	20,327	24,987
5. Pre-watch	84,454	70,259	111,833	109,493	15,218	11,296	8,712	6,322
6. Special Mention	9,996	8,476	14,059	17,596	377	684	953	700
7. Substandard	39,752	36,933	66,317	67,379	12,880	14,782	3,624	8,586
8. Doubtful	3,074	3,106	1,093	1,261	—	—	—	—
9. Loss	—	—	—	—	—	—	—	—

Total	$457,463	$463,518	$520,836	$516,546	$102,144	$119,769	$36,753	$42,459

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings by payment activity. Nonperforming loans and leases are loans past due 90 days or more and loans and leases on non-accrual of interest as well as troubled debt restructured loans. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans with a well-defined weakness as well as loans where collection in-full is improbable.

Credit Exposure — Real Estate- Residential Secured for Personal Purpose, Real Estate-Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate-Residential		Real Estate-Home Equity
	Secured for		Secured for
	Personal Purpose		Personal Purpose		Loans to individuals		Lease Financing
	At March 31,	At December 31,	At March 31,	At December 31,	At March 31,	At December 31,	At March 31,	At December 31,
((Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$125,581	$120,342	$79,089	$80,831	$41,618	$43,624	$76,089	$80,929
Nonperforming	900	1,534	44	44	531	463	1,089	1,127

Total	$126,481	$121,876	$79,133	$80,875	$42,149	$44,087	$77,178	$82,056

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
Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2011 and 2010:

				Real Estate-
				Residential
			Real Estate-	and
	Commercial,	Real Estate-	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Three Months Ended March 31, 2011

Reserve for loan and lease losses:

Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898
Charge-offs	(1,130)	(1,688)	(58)	(3)	(201)	(468)		(3,548)
Recoveries	132	63	3	2	44	76		320
Provision (recovery of provision)	2,466	2,801	(283)	51	124	388	(413)	5,134

Ending balance	$11,098	$16,464	$995	$594	$701	$1,946	$1,006	$32,804

Ending balance: individually evaluated for impairment	$661	$1,176	$48	$—	$9	$—		$1,894
Ending balance: collectively evaluated for impairment	10,437	15,288	947	594	692	1,946	1,006	30,910

Total ending balance	$11,098	$16,464	$995	$594	$701	$1,946	$1,006	$32,804

Loans and leases:

Ending balance: individually evaluated for impairment	$6,906	$34,395	$393	$900	$60	$1,088		$43,742
Ending balance: collectively evaluated for impairment	450,557	588,585	36,360	204,714	42,089	76,090		1,398,395

Total ending balance	$457,463	$622,980	$36,753	$205,614	$42,149	$77,178		$1,442,137

				Real Estate-
				Residential
			Real Estate-	and
		Real Estate-	Residential	Home Equity
	Commercial,	Commercial	Secured for	Secured for	Loans
	Financial	and	Business	Personal	to	Lease
(Dollars in thousands)	and Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Three Months Ended March 31, 2010

Reserve for loan and lease losses:

Beginning balance	$12,148	$7,975	$1,058	$501	$887	$1,175	$1,054	$24,798
Charge-offs	(1,168)	(800)	—	—	(285)	(589)	—	(2,842)
Recoveries	25	4	1	—	76	108	—	214
Provision (recovery of provision)	3,083	1,132	(199)	(15)	144	805	(55)	4,895

Ending balance	$14,088	$8,311	$860	$486	$822	$1,499	$999	$27,065

Ending balance: individually evaluated for impairment	$953	$576	$65	$—	$—	$—		$1,594
Ending balance: collectively evaluated for impairment	13,135	7,735	795	486	822	1,499	999	25,471

Total ending balance	$14,088	$8,311	$860	$486	$822	$1,499	$999	$27,065

Loans and leases:
Ending balance: individually evaluated for impairment	$2,869	$30,138	$765	$1,675	$62	$1,038		$36,547
Ending balance: collectively evaluated for impairment	442,686	554,945	45,969	212,626	47,336	87,696		1,391,258

Total ending balance	$445,555	$585,083	$46,734	$214,301	$47,398	$88,734		$1,427,805

Impaired Loans and Leases
The following presents, by class of loans and leases, the recorded investment and unpaid principal balance of impaired loans and leases, the amounts of the impaired loans and leases for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2011 and December 31, 2010:

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

At March 31, 2011

Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$4,604	$4,950
Real estate-commercial real estate	17,573	18,391
Real estate-construction	5,598	5,598
Real estate-residential secured for business purpose	115	542
Real estate-residential secured for personal purpose	900	900
Lease financings	1,088	1,088

Total impaired loans and leases with no related allowance recorded	$29,878	$31,469

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$2,302	$2,319	$661
Real estate-commercial real estate	7,618	8,053	850
Real estate-construction	3,606	5,414	326
Real estate-residential secured for business purpose	278	278	48
Loans to individuals	60	60	9

Total impaired loans and leases with an allowance recorded	$13,864	$16,124	$1,894

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

At March 31, 2011
Total impaired loans and leases:
Commercial, financial and agricultural	$6,906	$7,269	$661
Real estate-commercial real estate	25,191	26,444	850
Real estate-construction	9,204	11,012	326
Real estate-residential secured for business purpose	393	820	48
Real estate-residential secured for personal purpose	900	900	—
Loans to individuals	60	60	9
Lease financings	1,088	1,088	—

Total impaired loans and leases	$43,742	$47,593	$1,894

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

At December 31, 2010

Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$4,761	$5,074
Real estate-commercial real estate	21,403	23,094
Real estate-construction	6,225	8,025
Real estate-residential secured for business purpose	361	730
Real estate-residential secured for personal purpose	632	632
Loans to individuals	81	81
Lease financings	1,127	1,127

Total impaired loans and leases with no related allowance recorded	$34,590	$38,763

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$3,041	$3,058	$650
Real estate-commercial real estate	6,780	8,321	909
Real estate-construction	648	649	33
Real estate-residential secured for business purpose	90	90	29
Real estate-residential secured for personal purpose	632	632	2

Total impaired loans and leases with an allowance recorded	$11,192	$12,750	$1,623

Total impaired loans and leases:
Commercial, financial and agricultural	$7,802	$8,132	$650
Real estate-commercial real estate	28,183	31,415	909
Real estate-construction	6,874	8,674	33
Real estate-residential secured for business purpose	451	820	29
Real estate-residential secured for personal purpose	1,264	1,264	2
Loans to individuals	81	81	—
Lease financings	1,127	1,127	—

Total impaired loans and leases	$45,782	$51,513	$1,623

The following presents by class of loans and leases, the average recorded investment in impaired loans and leases and an analysis of interest on impaired loans and leases:

			Interest Income
			That Would Have
	Average	Interest	Been Recognized
	Recorded	Income	Under Original
(Dollars in thousands)	Investment	Recognized*	Terms

At March 31, 2011

Commercial, financial and agricultural	$7,157	$2	$88
Real estate-commercial real estate	25,389	4	392
Real estate-construction	7,454	—	87
Real estate-residential secured for business purpose	437	2	6
Real estate-residential secured for personal purpose	992	17	15
Real estate-home equity secured for personal purpose	—	—	—
Loans to individuals	66	1	1
Lease financings	1,110	—	—

Total	$42,605	$26	$589

			Interest Income
			That Would Have
	Average	Interest	Been Recognized
	Recorded	Income	Under Original
(Dollars in thousands)	Investment	Recognized*	Terms

At March 31, 2010

Commercial, financial and agricultural	$3,399	$3	$54
Real estate-commercial real estate	15,907	22	250
Real estate-construction	14,715	—	193
Real estate-residential secured for business purpose	864	9	6
Real estate-residential secured for personal purpose	1,272	13	5
Real estate-home equity secured for personal purpose	248	—	2
Loans to individuals	63	1	—
Lease financings	931	—	—

Total	$37,399	$48	$510

*	Includes interest income recognized on accruing troubled debt restructured loans of $6 thousand and $48 thousand for the three months ended March 31, 2011 and 2010, respectively.
Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.46% to 7.32% for the three months ended March 31, 2011.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Beginning of period	$2,441	$1,437
Servicing rights capitalized	452	249
Amortization of servicing rights	(77)	(64)
Changes in valuation	(44)	(2)

End of period	$2,772	$1,620

Mortgage loans serviced for others, end of period	$339,357	$195,037

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Valuation allowance, beginning of period	$(201)	$(250)
Additions	(44)	(2)
Reductions	—	—
Direct write-downs	—	—

Valuation allowance, end of period	$(245)	$(252)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2011		$325
2012		384
2013		333
2014		291
2015		253
Thereafter		1,186
Note 6. Income Taxes
As of March 31, 2011 and December 31, 2010, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of March 31, 2011, the Corporation’s 2007 federal tax return was examined and tax years 2007 through 2010 remain subject to federal examination as well as examination by state taxing jurisdictions.
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

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:
Components of net periodic benefit cost were as follows:

	For the Three Months Ended March 31,
	2011	2010	2011	2010
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$94	$101	$16	$20
Interest cost	430	429	29	26
Expected return on plan assets	(472)	(431)	—	—
Amortization of net loss	188	169	17	10
Amortization (accretion) of prior service cost	12	30	(5)	(5)
Accretion of transition asset	(71)	(71)	—	—

Net periodic cost	$181	$227	$57	$51

The Corporation previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make contributions of $54 thousand to its qualified and non-qualified retirement plans and $97 thousand to its other postretirement benefit plans in 2011. During the three months ended March 31, 2011, the Corporation contributed $10 thousand and $20 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of March 31, 2011, $355 thousand has been paid to participants from the qualified and non-qualified retirement plans and $20 thousand has been paid to participants from the other postretirement plans.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2011	2010

Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$3,862	$2,970

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	16,712	16,535
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,712	16,535

Basic earnings per share	$0.23	$0.18

Diluted earnings per share	$0.23	$0.18

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2011 and 2010, there were 488,032 and 403,032 anti-dilutive options at an average exercise price of $22.35 and $23.41, per share, respectively.

Note 9. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income
The following table shows the components of comprehensive income, net of income taxes, for the periods presented:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Net income	$3,862	$2,970

Net unrealized gains on available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	752	(9)
Less: reclassification adjustment for net losses on sales realized in net income	—	32
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(5)	(3)

Total net unrealized gains (losses) on available-for-sale investment securities	757	(38)
Net change in fair value of derivative used for cash flow hedges	149	(219)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	(133)	(116)
Less: amortization of prior service cost included in net periodic pension costs	(5)	(16)
Less: accretion of transition asset included in net periodic pension costs	46	46

Total defined benefit pension plans	92	86

Total comprehensive income, net of tax	$4,860	$2,799

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

	Net Unrealized
	(Losses) Gains	Net Change
	on	in Fair Value	Net Change	Accumulated
	Available for	of Derivative	Related to	Other
	Sale Investment	Used for Cash	Defined Benefit	Comprehensive
(Dollars in thousands)	Securities	Flow Hedges	Pension Plan	(Loss) Income

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	(38)	(219)	86	(171)

Balance, March 31, 2010	$5,335	$931	$(6,961)	$(695)

Balance, December 31, 2010	$884	$320	$(7,970)	(6,766)
Net Change	757	149	92	998

Balance, March 31, 2011	$1,641	$469	$(7,878)	$(5,768)

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

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At March 31, 2011, the notional amounts of interest rate locks with customers and forward loan commitments were $14.8 million and $16.2 million, respectively, with fair values of a positive $190 thousand and a negative $3 thousand, respectively. At December 31, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $37.7 million and $41.8 million, respectively, with positive fair values of $530 thousand and $269 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments which resulted in losses of $562 thousand and gains of $19 thousand for the three months ended March 31, 2011 and 2010, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments which resulted in losses of $51 thousand and gains of $81 thousand for the three months ended March 31, 2011 and 2010, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net gain on mortgage banking activities in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which was based on the one month U.S. London Interbank Borrowing Rate (LIBOR) with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in a loss of $310 thousand for the three months ended March 31, 2010. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.
On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the changes in the cash flows of the hedged item. At March 31, 2011, the interest rate swap had a positive fair value of $721 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $469 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2010, the interest rate swap had a positive fair value of $492 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $320 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. The cash payments on the interest rate swap of $117 thousand and $120 thousand during the three months ended March 31, 2011 and 2010, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $421 thousand of the net gain in accumulated other comprehensive loss will be reclassified as a reduction of interest expense within the next twelve months.

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

•
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities generally utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (MBS), corporate debt securities, corporate and municipal bonds, residential mortgage loans held for sale, certain commercial loans, certain equity securities, mortgage servicing rights and derivative financial instruments.

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (CMO’s) securities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities and most equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain CMO securities.
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

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, classified using the fair value hierarchy:

	At March 31, 2011
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$165,632	$—	$165,632
State and political subdivisions	—	109,355	—	109,355
Mortgage-backed securities	—	88,203	—	88,203
Commercial mortgage obligations	—	71,453	—	71,453
Other securities	—	8,047	—	8,047
Equity securities	3,087	—	—	3,087

Total available-for-sale securities	3,087	442,690	—	445,777

Interest rate swap	—	721	—	721
Interest rate locks with customers	—	190	—	190

Total assets	$3,087	$443,601	$—	$446,688

Liabilities:
Forward loan commitments	—	3	—	3

Total liabilities	$—	$3	$—	$3

	At December 31, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$188,100	$—	$188,100
State and political subdivisions	—	108,048	—	108,048
Mortgage-backed securities	—	85,101	—	85,101
Commercial mortgage obligations	—	68,760	4,331	73,091
Other securities	—	9,667	—	9,667
Equity securities	2,985	—	—	2,985

Total available-for-sale securities	2,985	459,676	4,331	466,992

Interest rate swaps	—	492	—	492
Interest rate locks with customers	—	530	—	530
Forward loan commitments	—	269	—	269

Total assets	$2,985	$460,967	$4,331	$468,283

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Transfers	March 31,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	to Level 2	2011

Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

	Three Months Ended March 31, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	Gains or	Gains or		March 31,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$122	$—	$(243)	$5,051
Asset-backed securities	573	(5)	—	(130)	438

Total Level 3 assets	$5,745	$117	$—	$(373)	$5,489

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three month periods ended March 31, 2011 or 2010. The CMO security which was previously classified at Level 3 at March 31, 2010 and December 31, 2010 was transferred to Level 2 at March 31, 2011 as the CMO market for these types of securities are again being actively traded in the market and quoted prices are again observable at March 31, 2011.
The following table represents assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

	At March 31, 2011
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Real estate-commercial loan	—	17,549	—	17,549
Impaired loans and leases	—	—	41,848	41,848
Mortgage servicing rights	—	2,772	—	2,772

Total	$—	$20,321	$41,848	$62,169

	At December 31, 2010
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Loans held for sale	$—	$4,178	$—	$4,178
Real estate-commercial loan	—	17,650	—	17,650
Impaired loans and leases	—	—	44,159	44,159
Mortgage servicing rights	—	2,441	—	2,441

Total	$—	$24,269	$44,159	$68,428

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at March 31, 2011 were carried at the lower of cost or estimated fair value.

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
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan and lease is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and leases less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2011, impaired loans and leases had a carrying amount of $43.7 million with a valuation allowance of $1.9 million. At December 31, 2010, impaired loans and leases had a carrying amount of $45.8 million with a valuation allowance of $1.6 million.
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
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the three months ended March 31, 2011, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At March 31, 2011		At December 31, 2010
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term assets	$55,249	$55,249	$29,187	$29,187
Investment securities	445,798	445,798	467,024	467,024
Loans held for sale	1,451	1,451	4,178	4,178
Net loans and leases	1,409,333	1,466,440	1,440,288	1,499,065
Interest rate swaps	20,000	721	20,000	492
Interest rate locks with customers	14,764	190	37,691	530
Forward loan commitments	—	—	41,842	269
Liabilities:
Deposits	1,665,225	1,642,335	1,686,270	1,666,566
Short-term borrowings	96,551	96,593	114,871	114,908
Long-term borrowings	28,994	29,309	28,994	29,363
Forward loan commitments	16,198	3	—	—
Off-Balance-Sheet:
Commitments to extend credit	—	(1,076)	—	(1,069)

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
Short-term borrowings: The carrying amounts of securities sold under repurchase agreements, and fed funds purchased approximate their fair values. Short-term FHLB advances with embedded options are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as operating expense, and embedded prepayment options
Long-term borrowings: The fair values of the Corporation’s long-term borrowings (other than deposits) are estimated using a discounted cash flow analysis using a discount rate consisting of an appropriate risk free rate, as well as components for credit risk, operating expense, and embedded prepayment options.
Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that effect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2010 Annual Report on Form 10-K.
General
Univest Corporation of Pennsylvania, (the Corporation), is a Bank Holding Company. It owns all of the capital stock of Univest National Bank and Trust Co. (the Bank), Univest Delaware, Inc., and Univest Reinsurance Corporation.
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

Executive Overview
The Corporation reported net income for the three months ended March 31, 2011 of $3.9 million or $0.23 diluted earnings per share compared to net income of $3.0 million or $0.18 diluted earnings per share for the three months ended March 31, 2010.
Net interest income on a tax-equivalent basis for the three months ended March 31, 2011 was up $1.8 million, or 10.2% compared to the same period in 2010. The first quarter 2011 net interest margin was 4.24% compared to 4.18% for the fourth quarter of 2010 and 3.99% for the first quarter of 2010. The increase in net interest income and the net interest margin for the three months ended March 31, 2011 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and declines in the volume of Federal Home Loan Bank of Pittsburgh (FHLB) borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation experienced core deposit growth during 2010 which allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $64.0 million at March 31, 2010 to $5.0 million at December 31, 2010. FHLB advances at March 31, 2011 remained at $5.0 million.
The provision for loan and lease losses increased slightly by $239 thousand for the three months ended March 31, 2011 compared to the same period in 2010.
Non-interest income decreased $448 thousand, or 5.5% during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the challenging economic environment and increased regulatory requirements. Service charges on deposit accounts decreased by $446 thousand mostly due to amendments to Regulation E which were implemented in August 2010. The Corporation recognized a net loss on mortgage banking activities of $25 thousand as compared to a net gain of $460 thousand for the same period in the prior year as a result of negative fair value adjustments on the mortgage pipeline as mortgage demand has softened due to a continued slow purchase market for housing. These unfavorable variances were partially offset by increases in trust fee income and investment advisory commissions and fees due to a rebounding equity market and customers’ willingness to invest, as well as an increase in other service fees. Additionally, the three months ended March 31, 2010 was impacted by a net loss on the ineffective portion of a fair value swap of $310 thousand which was terminated in August 2010 as well as other income from a litigation settlement.
Non-interest expense decreased $333 thousand, or 1.9% for the three months ended March 31, 2011 compared to the same period in 2010. Salaries and benefit expense decreased $828 thousand during the three months ended March 31, 2011 compared to the same period in 2010 mainly due to increased deferred loan origination costs on individual loan credits as well as lower healthcare costs and reduced pension plan expenses. The Corporation implemented higher deferred loan origination costs on individual loan credits commencing during the fourth quarter of 2010 based upon an in-depth study performed which incorporated management’s additional review time in connection with the loan approval process in the current economic environment. These decreases were partially offset by increases in occupancy expense, deposit insurance premiums and interchange expenses.
Nonperforming loans and leases were $44.3 million at March 31, 2011 compared to $46.5 million at December 31, 2010 and $36.9 million at March 31, 2010. Nonperforming loans and leases as a percentage of total loans and leases were 3.07% at March 31, 2011 compared to 3.16% at December 31, 2010 and 2.58% at March 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $3.2 million compared to $2.6 million for the three months ended March 31, 2010. The increase in loan and lease charge-offs was primarily due to deterioration of underlying collateral and economic factors. The charge-offs occurred across various loan and lease categories.
The Corporation earns its revenues primarily from the margins and fees it generates from loans and leases and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; although interest rates are expected to remain low for the foreseeable future, it anticipates increasing interest rates over the longer term, which it expects would benefit its net interest margin.

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
Results of Operations
The Corporation’s consolidated net income and earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three
	Months Ended
	March 31,		Change
(Dollars in thousands, except per share data)	2011	2010	Amount	Percent

Net income	$3,862	$2,970	$892	30.0%
Net income per share:
Basic	$0.23	$0.18	$0.05	27.8%
Diluted	0.23	0.18	0.05	27.8
Return on average shareholders’ equity was 5.84% and return on average assets was 0.74% for the three months ended March 31, 2011, compared to 4.48% and 0.59%, respectively, for the same period in 2010.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2011 and 2010. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis for the three months ended March 31, 2011 increased $1.8 million, or 10.2% compared to the same period in 2010. The tax-equivalent net interest margin for the three months ended March 31, 2011 increased 25 basis points to 4.24% from 3.99% for the three-months ended March 31, 2010. The increase in net interest income and the net interest margin for the three months ended March 31, 2011 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation experienced core deposit growth during 2010 which allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $64.0 million at March 31, 2010 to $5.0 million at December 31, 2010. FHLB advances at March 31, 2011 remained at $5.0 million.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2011			2010
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$6,279	$3	0.19%	$14,293	$11	0.31%
U.S. Government obligations	170,658	717	1.70	114,164	742	2.64
Obligations of states and political subdivisions	109,026	1,721	6.40	106,634	1,739	6.61
Other debt and equity securities	164,978	1,529	3.76	188,390	2,019	4.35

Total interest-earning deposits and investments	450,941	3,970	3.57	423,481	4,511	4.32

Commercial, financial and agricultural loans	428,636	5,171	4.89	409,663	4,666	4.62
Real estate-commercial and construction loans	558,304	7,251	5.27	524,084	7,561	5.85
Real estate-residential loans	244,305	2,641	4.38	260,959	2,858	4.44
Loans to individuals	43,010	626	5.90	47,509	798	6.81
Municipal loans and leases	122,478	1,731	5.73	97,448	1,425	5.93
Lease financings	64,304	1,518	9.57	81,167	1,723	8.61

Gross loans and leases	1,461,037	18,938	5.26	1,420,830	19,031	5.43

Total interest-earning assets	1,911,978	22,908	4.86	1,844,311	23,542	5.18

Cash and due from banks	36,101			31,621
Reserve for loan and lease losses	(32,402)			(26,579)
Premises and equipment, net	34,624			34,859
Other assets	155,975			154,527

Total assets	$2,106,276			$2,038,739

Liabilities:
Interest-bearing checking deposits	$192,676	64	0.13	$171,978	57	0.13
Money market savings	308,797	201	0.26	279,912	317	0.46
Regular savings	481,404	463	0.39	415,934	781	0.76
Time deposits	411,030	1,738	1.71	434,166	3,065	2.86

Total time and interest-bearing deposits	1,393,907	2,466	0.72	1,301,990	4,220	1.31

Securities sold under agreements to repurchase	96,446	71	0.30	95,841	117	0.50
Other short-term borrowings	10,269	9	0.36	71,266	685	3.90
Long-term debt	5,000	47	3.81	5,746	47	3.32
Subordinated notes and capital securities	23,994	304	5.14	25,494	311	4.95

Total borrowings	135,709	431	1.29	198,347	1,160	2.37

Total interest-bearing liabilities	1,529,616	2,897	0.77	1,500,337	5,380	1.45

Demand deposits, non-interest bearing	276,155			235,686
Accrued expenses and other liabilities	32,162			33,686

Total liabilities	1,837,933			1,769,709

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,411			61,420
Retained earnings and other equity	115,600			116,278

Total shareholders’ equity	268,343			269,030

Total liabilities and shareholders’ equity	$2,106,276			$2,038,739

Net interest income		$20,011			$18,162

Net interest spread			4.09			3.73
Effect of net interest-free funding sources			0.15			0.26

Net interest margin			4.24%			3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.00%			122.93%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended March 31, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Three Months Ended March 31,
	2011 Versus 2010
	Volume	Rate
(Dollars in thousands)	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$(5)	$(3)	$(8)
U.S. Government obligations	294	(319)	(25)
Obligations of states and political subdivisions	38	(56)	(18)
Other debt and equity securities	(234)	(256)	(490)

Interest on deposits and investments	93	(634)	(541)

Commercial, financial and agricultural loans	223	282	505
Real estate-commercial and construction loans	473	(783)	(310)
Real estate-residential loans	(179)	(38)	(217)
Loans to individuals	(71)	(101)	(172)
Municipal loans and leases	355	(49)	306
Lease financings	(383)	178	(205)

Interest and fees on loans and leases	418	(511)	(93)

Total interest income	511	(1,145)	(634)

Interest expense:
Interest-bearing checking deposits	7	—	7
Money market savings	31	(147)	(116)
Regular savings	108	(426)	(318)
Time deposits	(155)	(1,172)	(1,327)

Interest on time and interest-bearing deposits	(9)	(1,745)	(1,754)

Securities sold under agreement to repurchase	1	(47)	(46)
Other short-term borrowings	(328)	(348)	(676)
Long-term debt	—	—	—
Subordinated notes and capital securities	(19)	12	(7)

Interest on borrowings	(346)	(383)	(729)

Total interest expense	(355)	(2,128)	(2,483)

Net interest income	$856	$993	$1,849

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended March 31, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Interest Income
Interest income on a tax-equivalent basis for the three months ended March 31, 2011 decreased $634 thousand, or 2.7% from the same period in 2010. This decrease was mainly due to a 75 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 17 basis point decrease in the average rate earned on loans partially offset by a $40.2 million increase in average loan volume. The decline in interest income on investment securities and deposits at other banks of $541 thousand for the three months ended March 31, 2011 compared to the same period in 2010 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $93 thousand during the three months ended March 31, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate and construction loans as well as decreases in average volume for lease financings and residential real estate loans. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were partially offset by growth and higher average rates of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.

Interest Expense
Interest expense on a tax-equivalent basis for the three months ended March 31, 2011 decreased $2.5 million, or 46.2% from the comparable period in 2010. This decrease was mainly due to a 59 basis point decrease in the Corporation’s average cost of deposits as well as a $62.6 million decrease in average borrowings and a 108 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the three months ended March 31, 2011, interest expense on time deposits decreased $1.3 million and interest expense on savings accounts decreased by $318 thousand. For the three months ended March 31, 2011, average deposits increased by $91.9 million with increases in average regular savings of $65.5 million, interest-bearing checking of $20.7 million and money market savings of $28.9 million partially offset by a decrease in average time deposits of $23.1 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on other short-term borrowings decreased $676 thousand for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a decrease in average volume of $61.0 million and a reduction in average rate of 354 basis points. Interest on long-term debt, which consists of long-term FHLB borrowings, remained at the same level.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans and leases. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2011 and 2010 was $5.1 million and $4.9 million, respectively.
Noninterest Income
Non-interest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities and loans, net gains (losses) on mortgage banking activities, net gains (losses) on interest rate swaps, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. Other non-interest income includes gains (losses) on investments in partnerships, gains (losses) on sales of other real estate owned, reinsurance income and other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	For the Three
	Months Ended
	March 31,		Change
(Dollars in thousands)	2011	2010	Amount	Percent

Trust fee income	$1,625	$1,500	$125	8.3%
Service charges on deposit accounts	1,336	1,782	(446)	(25.0)
Investment advisory commission and fee income	1,162	1,056	106	10.0
Insurance commission and fee income	2,200	2,243	(43)	(1.9)
Other service fee income	1,355	909	446	49.1
Bank owned life insurance income	344	332	12	3.6
Other-than-temporary impairment on equity securities	(7)	(5)	(2)	(40.0)
Net gain on sales of securities	—	49	(49)	N/M
Net (loss) gain on mortgage banking activities	(25)	460	(485)	N/M
Net loss on interest rate swap	—	(310)	310	N/M
Net loss on dispositions of fixed assets	—	(6)	6	N/M
Net loss on sales and write-downs of other real estate owned	(352)	(347)	(5)	(1.4)
Other	121	544	(423)	(77.8)

Total noninterest income	$7,759	$8,207	$(448)	(5.5)

Total non-interest income decreased $448 thousand, or 5.5% during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a decline in service charges on deposit accounts mostly due to Regulation E, a net loss on mortgage banking activities of $25 thousand as compared to a net gain of $460 thousand for the same period in the prior year and a reduction in other income mainly due to a litigation settlement during the first quarter of 2010. These unfavorable variances were partially offset by increases in trust fee income, investment advisory commissions and fees, and other service fees. Additionally, the three months ended March 31, 2010 was impacted by a net loss on the ineffective portion of a fair value swap of $310 thousand which was terminated in third quarter of 2010.
Trust fee income increased by $125 thousand and investment advisory commissions and fee income increased by $106 thousand during the three months ended March 31, 2011 from the comparable period in 2010 primarily related to increases in the market values of the assets and increased volume.
Service charges on deposit accounts decreased $446 thousand during the three months ended March 31, 2011 from the comparable period in 2010 primarily due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
Other service fee income increased by $446 thousand during the three months ended March 31, 2011 thousand primarily attributable to increases in Mastermoney fees, servicing income and check charges.
The Corporation realized other-than-temporary impairment charges of $7 thousand on its equity portfolio during the three months ended March 31, 2011 as compared to $5 thousand for the same period in the prior year. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water securities, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. During the three months ended March 31, 2011, the Corporation did not sell any available for sale securities. During the three months ended March 31, 2010, the Corporation sold $466 thousand in available for sale securities that resulted in a net gain of $49 thousand.

For the three months ended March 31, 2011, the Corporation recognized a net loss on mortgage banking activities of $25 thousand compared to a net gain of $460 thousand for the same period in 2010. The net gain/loss consists of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. The net loss on mortgage banking activities during the first quarter of 2011 resulted mainly from negative fair market value adjustments on the interest rate locks partially offset by an increase in the gains on sales of mortgages held for sale due to increased volume during the first quarter of 2011 over the same period in 2010.
For the three months ended March 31, 2010, the Corporation recognized a loss of $310 thousand on an interest rate swap for a commercial real estate loan mainly related to re-designation of the swap during the first quarter of 2010. This interest rate swap was terminated in the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life of the loan.
For the three months ended March 31, 2011, the Corporation recognized a net loss on sales and write-downs of other real estate owned of $352 thousand compared to a net loss of $347 thousand for the same period in 2010.
Other income for the three months ended March 31, 2011 decreased $423 thousand from the same period in the prior year mainly due to income received from a litigation settlement during the first quarter of 2010.
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
The following table presents noninterest expense for the periods indicated:

	For theThree Months
	Ended
	March 31,		Change
	2011	2010	Amount	Percent

Salaries and benefits	$8,983	$9,811	$(828)	(8.4)%
Net occupancy	1,550	1,354	196	14.5
Equipment	977	938	39	4.2
Marketing and advertising	589	684	(95)	(13.9)
Deposit insurance premiums	713	597	116	19.4
Other	3,934	3,695	239	6.5

Total noninterest expense	$16,746	$17,079	$(333)	(1.9)

Total non-interest expense decreased $333 thousand, or 1.9% for the three months ended March 31, 2011 compared to the same period in 2010. Salaries and benefit expense decreased $828 thousand during the three months ended March 31, 2011 compared to the same period in 2010 mainly due to increased deferred loan origination costs on individual loan credits as well as lower healthcare costs and reduced pension plan expenses. The Corporation implemented higher deferred loan origination costs on individual loan credits commencing during the fourth quarter of 2010 based upon an in-depth study performed which incorporated management’s additional review time spent on loan credits as a result of increased scrutiny of loan credits. Additionally, as more loan approvals are currently being approved at the Committee level as opposed to individual relationship managers, as the Corporation proactively manages its credit risk given the current economic environment, increased costs for each loan credit are being incurred in connection with the loan approval process and as a result, a higher level of costs are being deferred. These favorable variances were partially offset by increased salaries and benefits expense to grow the mortgage banking business and higher restricted stock expense. Occupancy expense increased $196 thousand for the three months ended March 31, 2011 primarily due to increased rent, taxes and other occupancy costs related to a branch relocation and branch improvements. Deposit insurance premiums increased $116 thousand for the three months ended March 31, 2011 mainly due to the growth in deposits. Other expenses increased $239 thousand primarily due to increased interchange expenses and loan processing expenses.

Tax Provision
The provision for income taxes for the three months ended March 31, 2011 and 2010 was $826 thousand and $368 thousand, at effective rates of 17.62% and 11.02%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance. The increase in the effective tax rate between the three-month periods is primarily due to a smaller percentage of tax-exempt income to pre-tax income.
Financial Condition
Assets
Total assets decreased $25.3 million since December 31, 2010 primarily due to a decrease in loans and leases. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Cash, interest-earning deposits and federal funds sold	$55,249	$29,187	$26,062	89.3%
Investment securities	445,798	467,024	(21,226)	(4.5)
Loans held for sale	1,451	4,178	(2,727)	(65.3)
Total loans and leases	1,442,137	1,471,186	(29,049)	(2.0)
Reserve for loan and lease losses	(32,804)	(30,898)	(1,906)	(6.2)
Premises and equipment, net	34,363	34,605	(242)	(0.7)
Goodwill and other intangibles, net	56,899	56,797	102	0.2
Bank owned life insurance	48,354	48,010	344	0.7
Accrued interest and other assets	57,132	53,804	3,328	6.2

Total assets	$2,108,579	$2,133,893	$(25,314)	(1.2)

Cash, Interest-earning Deposits and Federal Funds Sold
Cash, interest-earning deposits and federal funds sold increased as of March 31, 2011 as compared to December 31, 2010 primarily due to an increase in cash maintained at the Federal Reserve Bank, the source of funds which came from maturing investment securities held for sale.
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
Total investments decreased by $21.2 million at March 31, 2011 compared to December 31, 2010. Maturities and paydowns of $23.3 million and calls of $35.8 million were partially offset by purchases of $36.8 million.
Loans and Leases
Total gross loans and leases decreased by $29.0 million at March 31, 2011 as compared to December 31, 2010 mainly due to less credit demand and utilization of lines by both business and consumers responding to the current economic environment. Declines occurred in construction loans of $17.6 million, commercial, financial and agricultural loans of $6.1 million, lease financings of $4.9 million and consumer loans of $1.9 million while residential and home equity mortgage loans secured for personal purposes increased by $2.9 million.

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
Total cash basis, troubled debt restructured and nonaccrual loans and leases totaled $43.7 million at March 31, 2011, $45.8 million at December 31, 2010, and $36.5 million at March 31, 2010; the balance at March 31, 2011 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. For the three months ended March 31, 2011 and 2010, impaired loans and leases resulted in lost interest income of $589 thousand and $510 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.48% as of March 31, 2011, compared to 3.32% as of December 31, 2010 and 2.75% as of March 31, 2010. The ratio of nonperforming assets to total assets was 2.39% at March 31, 2011, 2.29% at December 31, 2010 and 1.90% at March 31, 2010.
At March 31, 2011, the recorded investment in loans and leases that were considered to be impaired was $43.7 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.9 million. At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired was $45.8 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The decrease in impaired loans and leases at March 31, 2011 compared to December 31, 2010 was mainly due to the foreclosure on three commercial real estate loan relationships and transfer of the collateral to other real estate owned for $4.0 million partially offset by the addition of two large real estate construction loan relationships to accruing troubled debt restructured status totaling $2.8 million. Due to the stagnant real estate market, these borrower’s properties have not been selling or are selling slow and therefore the maturity dates on these construction loans have been extended. The related specific reserve for these loans is $45 thousand. Impaired loans at March 31, 2011 included several large commercial real estate, construction, and commercial business credits which migrated to non-accrual status during the fourth quarter of 2010 and were not concentrated in any one industry consisting of hotel/office space; investment commercial real estate; a construction company; and a manufacturing company. Impaired loans at March 31, 2011 also included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $14.6 million at March 31, 2011. There is a specific allowance on this credit of $168 thousand at March 31, 2011 to cover deficiencies in the underlying real estate value under current market conditions. The borrower does not have the resources to develop these properties themselves; therefore, the properties must be sold. The Corporation will continue to closely monitor this credit relationship and may have to provide additional reserve in future quarters related to this credit. The Corporation will continue to closely monitor the impaired loans and may have to provide additional reserves in future quarters related to these credits. At March 31, 2010, the recorded investment in loans and leases that were considered to be impaired was $36.5 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million.

The other real estate owned balance increased from $2.4 million at December 31, 2010 to $6.1 million at March 31, 2011 and consisted of five commercial properties, three of which aggregating to $3.0 million, are currently under agreements of sale. During the first quarter of 2011, three properties were acquired and one property had a negative valuation adjustment of $352 thousand based on the updated fair value.
Table 3 — Nonaccrual, Past Due and Troubled Debt Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual (including nonaccrual trouble debt restructured loans and leases), past due loans and leases and accruing troubled debt restructured loans and leases as well as other real estate owned as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(Dollars in thousands)	2011	2010	2010

Nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*:
Commercial, financial and agricultural	$6,735	$7,627	$2,689
Real estate — commercial	22,756	28,183	15,148
Real estate — construction	7,022	6,874	14,244
Real estate — residential	1,203	1,625	1,910
Loans to individuals	—	21	—
Leases financings	915	902	865

Total nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*	38,631	45,232	34,856
Accruing troubled debt restructured loans and leases, not included above	5,111	550	1,691

Total impaired loans and leases	$43,742	$45,782	$36,547

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$—	$—	$—
Real estate — commercial	—	—	—
Real estate — residential	44	314	141
Loans to individuals	471	382	162
Lease financings	1	—	—

Total accruing loans and leases, 90 days or more past due	$516	$696	$303

Total non-performing loans and leases	$44,258	$46,478	$36,850

Other real estate owned	$6,135	$2,438	$2,453

Total non-performing assets	$50,393	$48,916	$39,303

*	Includes non-accrual troubled debt restructured loans and leases of $3.5 million, $1.2 million and $1.5 million at March 31, 2011, December, 31, 2010 and March 31, 2010, respectively.
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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.
Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital, Inc. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding equaled $7.3 million at March 31, 2011 and $9.4 million at December 31, 2010.
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
The reserve for loan and lease losses increased $1.9 million from December 31, 2010 to March 31, 2011, primarily due to deterioration of underlying collateral and economic factors. As a result of the provision exceeding net-charge-offs combined with the decline in outstanding loans during the quarter, the ratio of the reserve for loan and lease losses to total loans and leases increased to 2.27% at March 31, 2011 from 2.10% at December 31, 2010 and 1.90% at March 31, 2010. Management believes that the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $349 thousand and $362 thousand for the three months ended March 31, 2011 and 2010, respectively. The Corporation also has goodwill with a net carrying amount of $51.3 million at March 31, 2011 and December 31, 2010, which is deemed to be an indefinite intangible asset and is not amortized.

Goodwill and other identifiable intangibles are reviewed for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation completed an annual impairment test for the intangible asset category during 2010 and there were no impairments recorded in 2010. There can be no assurance that future impairment tests will not result in a charge to earnings. Since the last annual impairment date, there were no circumstances to indicate impairment.
Other Assets
At March 31, 2011 and December 31, 2010, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $6.7 million and $7.1 million as of March 31, 2011 and December 31, 2010, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of its dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on their private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. On October 29, 2010 and February 23, 2011, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. This will commence later in 2011, upon completion of the FHLBank’s currently required Resolution Funding Corporation assessment. Under the plan, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account until the balance of the account equals one percent of that FHLBank’s balance of outstanding obligations. Based on current information from the FHLB, management believes that if there is any impairment in the stock it is temporary. Therefore, as of March 31, 2011 and December 31, 2010, the FHLB stock is recorded at cost.
Liabilities
Total liabilities decreased since December 31, 2010 primarily due to decreases in deposits and short-term borrowings partially offset by an increase in accrued expenses and other liabilities. The following table presents the liabilities for the periods indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Deposits	$1,665,225	$1,686,270	$(21,045)	(1.2)%
Short-term borrowings	96,551	114,871	(18,320)	(15.9)
Long-term borrowings	28,994	28,994	—	—
Accrued expenses and other liabilities	49,136	37,534	11,602	30.9

Total liabilities	$1,839,906	$1,867,669	$(27,763)	(1.5)

Deposits
Total deposits decreased at the Bank primarily due to decreases in interest-bearing demand deposits of $41.9 million and decreases in time deposits of $7.0 million which were partially offset by increases in regular savings of $18.7 million and, noninterest-bearing demand deposits of $9.2 million. The increase in non-interest bearing deposits was a result of campaigns to attract new consumer and business checking accounts. The lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Accrued expenses and other liabilities increased primarily due to the purchase of three investment securities that settled in April 2011.

Borrowings
Long-term borrowings at March 31, 2011, included $3.4 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to a decrease in federal funds purchased of $24.6 million. At March 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $10.0 million which were utilized to collateralize seasonal public funds deposits.
Shareholders’ Equity
Total shareholders’ equity at March 31, 2011 increased $2.4 million since December 31, 2010. This increase was primarily due to the issuance of stock under the dividend reinvestment and employee stock purchase plans and net income exceeding dividends declared.
The following table presents the shareholders’ equity for the periods indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,276	59,080	(804)	(1.4)
Retained earnings	152,567	151,978	589	0.4
Accumulated other comprehensive loss	(5,768)	(6,766)	998	14.8
Treasury stock	(27,734)	(29,400)	1,666	5.7

Total shareholders’ equity	$268,673	$266,224	$2,449	0.9

Retained earnings at March 31, 2011 were impacted by the three months of net income of $3.9 million offset by cash dividends of $3.3 million declared during the first three months of 2011. Additional paid-in capital decreased mainly due to shares issued for restricted stock awards. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards.
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

Table 4 — Regulatory Capital

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 10, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$261,497	15.89%	$131,626	8.00%	$164,532	10.00%
Bank	244,720	15.09	129,756	8.00	162,195	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	240,037	14.59	65,813	4.00	98,719	6.00
Bank	224,289	13.83	64,878	4.00	97,317	6.00
Tier 1 Capital (to Average Assets):
Corporation	240,037	11.72	81,905	4.00	102,382	5.00
Bank	224,289	11.04	81,244	4.00	101,555	5.00

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$260,244	15.47%	$134,623	8.00%	$168,279	10.00%
Bank	243,908	14.71	132,674	8.00	165,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	238,393	14.17	67,312	4.00	100,968	6.00
Bank	223,050	13.45	66,337	4.00	99,505	6.00
Tier 1 Capital (to Average Assets):
Corporation	238,393	11.45	82,649	4.00	103,311	5.00
Bank	223,050	10.89	81,911	4.00	102,389	5.00
As of March 31, 2011 and December 31, 2010, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of March 31, 2011, the most recent notification from the Office of Comptroller of the Currency and Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $383.4 million. At March 31, 2011 and December 31, 2010, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At March 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $10.0 million which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2011 and December 31, 2010. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2011 and December 31, 2010, the Corporation had no outstanding borrowings under this line.
Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Short-term borrowings consisting of securities sold under agreement to repurchase constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are in place to assure that all material information is collected and disclosed in accordance with Rule 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on their evaluation, management concluded that the disclosure controls and procedures were effective as of March 31, 2011 to ensure that financial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K, Part 1, Item 1A, for the Year Ended December 31, 2010 as filed with the Securities and Exchange Commission on March 4, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (3)
January 1 — 31, 2011	—	—	—	643,782
February 1 — 28, 2011	—	—	—	643,782
March 1 — 31, 2011	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

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

Univest Corporation of Pennsylvania (Registrant)

Date: May 9, 2011	/s/ William S. Aichele William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/s/ Jeffrey M. Schweitzer Jeffrey M. Schweitzer, Senior Executive Vice President,
and Chief Financial Officer
(Principal Financial and Accounting Officer)