Form 10-Q
period 2011-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2011-08-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,777,382
(Title of Class)	(Number of shares outstanding at July 29, 2011)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At June 30, 2011	At December 31, 2010

ASSETS
Cash and due from banks	$32,433	$11,624
Interest-earning deposits with other banks	6,781	17,563
Investment securities held-to-maturity (fair value $18 and $32 at June 30, 2011 and December 31, 2010, respectively)	18	32
Investment securities available-for-sale	418,002	466,992
Loans held for sale	2,102	4,178
Loans and leases	1,438,707	1,471,186
Less: Reserve for loan and lease losses	(32,601)	(30,898)

Net loans and leases	1,406,106	1,440,288

Premises and equipment, net	34,166	34,605
Goodwill	51,320	51,320
Other intangibles, net of accumulated amortization and fair value adjustments of $9,420 and $9,495 at June 30, 2011 and December 31, 2010, respectively	5,456	5,477
Bank owned life insurance	48,622	48,010
Accrued interest and other assets	53,371	53,804

Total assets	$2,058,377	$2,133,893

LIABILITIES
Demand deposits, noninterest-bearing	$277,515	$271,125
Demand deposits, interest-bearing	480,888	529,884
Savings deposits	486,666	467,511
Time deposits	376,225	417,750

Total deposits	1,621,294	1,686,270

Securities sold under agreements to repurchase	99,070	90,271
Other short-term borrowings	—	24,600
Accrued expenses and other liabilities	36,372	37,534
Long-term debt	5,000	5,000
Subordinated notes	3,000	3,375
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,785,355	1,867,669

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2011 and December 31, 2010; 18,266,404 shares issued at June 30, 2011 and December 31, 2010; 16,777,379 and 16,648,303 shares outstanding at June 30, 2011 and December 31, 2010, respectively	91,332	91,332
Additional paid-in capital	58,326	59,080
Retained earnings	153,728	151,978
Accumulated other comprehensive loss, net of taxes	(3,099)	(6,766)
Treasury stock, at cost; 1,489,025 shares and 1,618,101 shares at June 30, 2011 and December 31, 2010, respectively	(27,265)	(29,400)

Total shareholders’ equity	273,022	266,224

Total liabilities and shareholders’ equity	$2,058,377	$2,133,893

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$17,367	$17,770	$34,574	$35,376
Exempt from federal income taxes	1,047	1,062	2,178	2,039

Total interest and fees on loans and leases	18,414	18,832	36,752	37,415

Interest and dividends on investment securities:
Taxable	2,166	2,855	4,412	5,616
Exempt from federal income taxes	1,112	1,172	2,231	2,302
Other interest income	12	19	15	30

Total interest income	21,704	22,878	43,410	45,363

Interest expense
Interest on deposits	2,290	3,588	4,756	7,808
Interest on short-term borrowings	80	653	160	1,455
Interest on long-term borrowings	353	361	704	719

Total interest expense	2,723	4,602	5,620	9,982

Net interest income	18,981	18,276	37,790	35,381
Provision for loan and lease losses	5,556	4,865	10,690	9,760

Net interest income after provision for loan and lease losses	13,425	13,411	27,100	25,621

Noninterest income
Trust fee income	1,625	1,500	3,250	3,000
Service charges on deposit accounts	1,356	1,812	2,692	3,594
Investment advisory commission and fee income	1,194	1,152	2,356	2,208
Insurance commission and fee income	2,072	1,896	4,272	4,139
Other service fee income	1,437	1,475	2,792	2,384
Bank owned life insurance income	268	202	612	534
Other-than-temporary impairment on equity securities	(3)	(42)	(10)	(47)
Net gain on sales of securities	569	38	569	87
Net gain on mortgage banking activities	328	475	303	935
Net loss on interest rate swap	—	(516)	—	(826)
Net loss on dispositions of fixed assets	(9)	(5)	(9)	(11)
Net loss on sales and write-downs of other real estate owned	(265)	(16)	(617)	(363)
Other	124	88	245	632

Total noninterest income	8,696	8,059	16,455	16,266

Noninterest expense
Salaries and benefits	9,634	9,469	18,617	19,280
Net occupancy	1,361	1,309	2,911	2,663
Equipment	965	900	1,942	1,838
Marketing and advertising	393	917	982	1,601
Deposit insurance premiums	427	663	1,140	1,260
Other	3,626	3,651	7,560	7,346

Total noninterest expense	16,406	16,909	33,152	33,988

Income before income taxes	5,715	4,561	10,403	7,899
Applicable income taxes	1,199	831	2,025	1,199

Net income	$4,516	$3,730	$8,378	$6,700

Net income per share:
Basic	$.27	$.23	$.50	$.40
Diluted	.27	.23	.50	.40
Dividends declared	.20	.20	.40	.40

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

For the Six Months Ended June 30, 2011

Balance at December 31, 2010:	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Comprehensive income:
Net income	—	—	—	—	8,378	—	8,378
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available for sale	—	3,744	—	—	—	—	3,744
Unrealized loss on swap	—	(242)	—	—	—	—	(242)
Unrecognized pension benefits	—	165	—	—	—	—	165

Total comprehensive income	—	—	—	—	—	—	12,045

Cash dividends declared ($0.40 per share)	—	—	—	—	(6,688)	—	(6,688)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	73,345	—	—	62	13	1,215	1,290
Purchases of treasury stock	(3,005)	—	—	—	—	(52)	(52)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	203	—	—	203

Balance at June 30, 2011	16,777,379	$(3,099)	$91,332	$58,326	$153,728	$(27,265)	$273,022

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

For the Six Months Ended June 30, 2010

Balance at December 31, 2009:	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	6,700	—	6,700
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available for sale	—	1,471	—	—	—	—	1,471
Unrealized loss on swap	—	(1,047)	—	—	—	—	(1,047)
Unrecognized pension benefits	—	149	—	—	—	—	149

Total comprehensive income	—	—	—	—	—	—	7,273

Cash dividends declared ($0.40 per share)	—	—	—	—	(6,631)	—	(6,631)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	57,970	—	—	—	(321)	1,351	1,030
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	67,982	—	—	(1,197)	(396)	1,593	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at June 30, 2010	16,590,710	$49	$91,332	$58,980	$149,859	$(30,696)	$269,524

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$8,378	$6,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,690	9,760
Depreciation of premises and equipment	1,287	1,260
Other-than-temporary impairment on equity securities	10	47
Net gain on sales of investment securities	(569)	(87)
Net gain on mortgage banking activities	(303)	(935)
Net loss on interest rate swap	—	826
Net loss on dispositions of fixed assets	9	11
Net loss on sales and write-downs of other real estate owned	617	363
Bank owned life insurance income	(612)	(534)
Other adjustments to reconcile net income to cash provided by operating activities	1,829	2,795
Originations of loans held for sale	(71,240)	(53,994)
Proceeds from the sale of loans held for sale	74,087	53,840
Increase in interest receivable and other assets	(1,595)	(1,894)
Decrease in accrued expenses and other liabilities	(730)	(2,331)

Net cash provided by operating activities	21,858	15,827

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	—	(2)
Net capital expenditures	(857)	(1,809)
Proceeds from maturities of securities held-to-maturity	15	37
Proceeds from maturities and calls of securities available-for-sale	105,018	151,516
Proceeds from sales of securities available-for-sale	5,928	3,616
Purchases of investment securities available-for-sale	(55,827)	(166,286)
Purchases of lease financings	—	(4,816)
Net decrease (increase) in loans and leases	19,079	(23,137)
Net decrease in interest-bearing deposits	10,782	28,385
Proceeds from sales of other real estate owned	1,390	1,425

Net cash provided by (used in) investing activities	85,528	(11,071)

Cash flows from financing activities:
Net (decrease) increase in deposits	(64,976)	45,515
Net decrease in short-term borrowings	(15,801)	(41,721)
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(52)	(6)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,290	1,030
Cash dividends paid	(6,663)	(6,607)

Net cash used in financing activities	(86,577)	(2,164)

Net increase in cash and due from banks	20,809	2,592
Cash and due from banks at beginning of year	11,624	20,535

Cash and due from banks at end of period	$32,433	$23,127

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,923	$12,069
Income taxes, net of refunds received	3,606	129
Noncash transfer of loans to other real estate owned	$4,413	$162

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 4, 2011.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied retrospectively. The Corporation does not expect the guidance will have a material impact on its financial statements but will result in a revised format for the presentation of comprehensive income and the components of other comprehensive income.
In May 2011, the FASB issued an ASU regarding fair value measurements which establishes a global standard in U.S. GAAP and International Financial Reporting Standards for applying fair value measurements and disclosures. Consequently, the amendments in this update change the wording to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and most of the amendments are not intended to result in a change of the application of fair value measurement requirements. Additional disclosures required include 1) for fair value measurements categorized within Level 3 of the fair value hierarchy: a) the valuation processes used by the reporting entity b) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any and 2) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied prospectively. The Corporation does not anticipate the guidance will have a material impact on its financial statements but will result in revised and expanded disclosures.

In April 2011, the FASB issued an ASU regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes both a concession and the borrower is experiencing financial difficulties under the guidance provided by this update. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011, or September 30, 2011 for the Corporation, and applies retrospectively to restructurings occurring on or after the beginning of the year or January 1, 2011 for the Corporation. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Corporation is in the process of evaluating the impact of the adoption of this troubled debt restructuring guidance on its financial statements.
In July 2010, the FASB issued an ASU for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. For disclosures required as of the end of a reporting period, the update was effective and implemented commencing as of December 31, 2010 for the Corporation’s financial statements. Disclosures that relate to activity during a reporting period were required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The application of the provisions of these standards did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2011, which are included under Note 4, “Credit Quality of Loans and Leases and the Reserve for Loans and Lease Losses.” The guidance related to troubled debt restructurings is effective for interim and annual periods beginning after June 15, 2011, or September, 30, 2011 for the Corporation, in order to be concurrent with the effective date of guidance under the Accounting Standards Update issued in April 2011 regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. The guidance applies retrospectively to troubled debt restructurings occurring on or after January 1, 2011.

Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2011 and December 31, 2010 by maturity within each type.

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$—	$—	$—	$—	$15	$—	$—	$15

	—	—	—	—	15	—	—	15

Other securities:
Within 1 year	18	—	—	18	17	—	—	17

	18	—	—	18	17	—	—	17

Total	$18	$—	$—	$18	$32	$—	$—	$32

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$5,000	$35	$—	$5,035	$7,000	$—	$—	$7,000
After 1 year to 5 years	132,511	615	(458)	132,668	182,585	515	(2,000)	181,100

	137,511	650	(458)	137,703	189,585	515	(2,000)	188,100

State and political subdivisions:
Within 1 year	755	11	—	766	451	—	—	451
After 1 year to 5 years	9,406	352	—	9,758	8,801	281	—	9,082
After 5 years to 10 years	11,692	370	(57)	12,005	14,042	281	(69)	14,254
Over 10 years	88,065	2,057	(380)	89,742	86,315	639	(2,693)	84,261

	109,918	2,790	(437)	112,271	109,609	1,201	(2,762)	108,048

Residential mortgage-backed securities:
After 5 years to 10 years	12,488	793	—	13,281	14,709	743	—	15,452
Over 10 years	71,931	3,069	(481)	74,519	66,919	3,222	(492)	69,649

	84,419	3,862	(481)	87,800	81,628	3,965	(492)	85,101

Commercial mortgage obligations:
After 5 years to 10 years	7,013	219	—	7,232	8,855	252	—	9,107
Over 10 years	61,113	905	(380)	61,638	63,827	1,321	(1,164)	63,984

	68,126	1,124	(380)	68,870	72,682	1,573	(1,164)	73,091

Other securities:
Within 1 year	3,548	—	—	3,548	4,692	30	—	4,722
After 1 year to 5 years	4,990	5	—	4,995	4,988	—	(43)	4,945

	8,538	5	—	8,543	9,680	30	(43)	9,667

Equity securities:
No stated maturity	2,369	662	(216)	2,815	2,447	680	(142)	2,985

	2,369	662	(216)	2,815	2,447	680	(142)	2,985

Total	$410,881	$9,093	$(1,972)	$418,002	$465,631	$7,964	$(6,603)	$466,992

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $299.4 million and $347.3 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the six months ended June 30, 2011 and 2010, available-for-sale securities with a fair value at the date of sale of $5.9 million and $3.6 million, respectively, were sold. Gross realized gains on such sales totaled $569 thousand in 2011 and $108 thousand in 2010. Gross realized losses on sales were $0 thousand in 2011 and $21 thousand in 2010. Tax expense related to net realized gains from the sales of investment securities for the six months ended June 30, 2011 and 2010 was $199 thousand and $30 thousand, respectively. Accumulated other comprehensive income related to securities of $4.6 million and $884 thousand, net of taxes, has been included in shareholders’ equity at June 30, 2011 and December 31, 2010, respectively. Unrealized losses in investment securities at June 30, 2011 and December 31, 2010 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $10 thousand and $47 thousand, respectively, on its equity portfolio during the six months ended June 30, 2011 and 2010. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010.
Management evaluates debt securities, which are comprised of U. S. Government, Government Sponsored Agencies, municipalities and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2011 and 2010.
At June 30, 2011 and December 31, 2010, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010:

	At June 30, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$59,466	$(458)	$—	$—	$59,466	$(458)
State and political subdivisions	14,920	(290)	2,654	(147)	17,574	(437)
Residential mortgage-backed securities	—	—	3,906	(481)	3,906	(481)
Commercial mortgage obligations	19,537	(380)	—	—	19,537	(380)
Equity securities	873	(216)	—	—	873	(216)

Total	$94,796	$(1,344)	$6,560	$(628)	$101,356	$(1,972)

	At December 31, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$107,978	$(2,000)	$—	$—	$107,978	$(2,000)
State and political subdivisions	52,531	(2,589)	1,589	(173)	54,120	(2,762)
Residential mortgage-backed securities	10,096	(38)	4,419	(454)	14,515	(492)
Commercial mortgage obligations	19,322	(1,164)	—	—	19,322	(1,164)
Other securities	4,945	(43)	—	—	4,945	(43)
Equity securities	951	(140)	17	(2)	968	(142)

Total	$195,823	$(5,974)	$6,025	$(629)	$201,848	$(6,603)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At June 30,	At December 31,
(Dollars in thousands)	2011	2010

Commercial, financial and agricultural	$479,670	$463,518
Real estate-commercial	511,162	516,546
Real estate-construction	84,857	119,769
Real estate-residential secured for business purpose	32,717	42,459
Real estate-residential secured for personal purpose	132,554	121,876
Real estate-home equity secured for personal purpose	80,230	80,875
Loans to individuals	42,577	44,087
Lease financings	84,777	92,617

Total gross loans and leases	1,448,544	1,481,747
Less: Unearned income	(9,837)	(10,561)

Total loans and leases, net of unearned income	$1,438,707	$1,471,186

Note 4. Credit Quality of Loans and Leases and the Reserve for Loan and Lease Losses
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at June 30, 2011 and December 31, 2010:

							Recorded
							Investment
							Greater than
			Greater				90 Days
			Than				Past Due
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	and Leases	Interest*

At June 30, 2011

Commercial, financial and agricultural	$153	$214	$4	$371	$473,312	$479,670	$4
Real estate-commercial real estate and construction:
Commercial real estate	828	—	468	1,296	477,615	511,162	468
Construction	—	—	—	—	75,959	84,857	—
Real estate-residential and home equity:
Residential secured for business purpose	100	52	—	152	32,347	32,717	—
Residential secured for personal purpose	55	—	—	55	132,280	132,554	—
Home equity secured for personal purpose	356	69	44	469	79,730	80,230	44
Loans to individuals	306	173	133	612	41,913	42,577	133
Lease financings	894	399	10	1,303	72,752	74,940	10

Total	$2,692	$907	$659	$4,258	$1,385,908	$1,438,707	$659

*	Excludes impaired loans and leases.

							Recorded
							Investment
							Greater than
			Greater				90 Days
			Than				Past Due
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	and Leases	Interest*

At December 31, 2010

Commercial, financial and agricultural	$924	$—	$—	$924	$454,792	$463,518	$—
Real estate-commercial real estate and construction:
Commercial real estate	3,836	—	—	3,836	484,527	516,546	—
Construction	156	—	—	156	112,739	119,769	—
Real estate-residential and home equity:
Residential secured for business purpose	—	—	—	—	42,008	42,459	—
Residential secured for personal purpose	92	—	270	362	120,250	121,876	270
Home equity secured for personal purpose	118	74	44	236	80,639	80,875	44
Loans to individuals	537	153	382	1,072	42,934	44,087	382
Lease financings	1,071	421	—	1,492	79,437	82,056	—

Total	$6,734	$648	$696	$8,078	$1,417,326	$1,471,186	$696

*	Excludes impaired loans and leases.
Nonaccrual and Troubled Debt Restructured Loans and Leases
The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and leases) and accruing troubled debt restructured loans and leases at June 30, 2011 and December 31, 2010. Troubled debt restructured loans and leases include concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year.

	At June 30, 2011			At December 31, 2010
		Accruing			Accruing
		Troubled	Total		Troubled	Total
		Debt	Impaired		Debt	Impaired
	Nonaccrual	Restructured	Loans	Nonaccrual	Restructured	Loans
	Loans and	Loans and	and	Loans and	Loans and	and
(Dollars in thousands)	Leases*	Leases	Leases	Leases*	Leases	Leases

Commercial, financial and agricultural	$5,979	$8	$5,987	$7,627	$175	$7,802
Real estate-commercial real estate and construction:
Commercial real estate	29,797	2,454	32,251	28,183	—	28,183
Construction	6,831	2,067	8,898	6,874	—	6,874
Real estate-residential and home equity:
Residential secured for business purpose	109	109	218	361	90	451
Residential secured for personal purpose	61	158	219	1,264	—	1,264
Home equity secured for personal purpose	—	31	31	—	—	—
Loans to individuals	—	52	52	21	60	81
Lease financings	736	149	885	902	225	1,127

Total	$43,513	$5,028	$48,541	$45,232	$550	$45,782

*	Includes non-accrual troubled debt restructured loans and leases of $2.8 million and $1.2 million at June 30, 2011 and December, 31, 2010, respectively.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases by credit quality indicator at June 30, 2011 and December 31, 2010.

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
1.	Cash Secured — No credit risk
2.	Fully Secured — Negligible credit risk
3.	Strong — Minimal credit risk
4.	Satisfactory — Nominal credit risk
5.	Acceptable — Moderate credit risk
6.	Pre-Watch — Marginal, but stable credit risk
7.	Special Mention — Potential weakness
8.	Substandard — Well-defined weakness
9.	Doubtful — Collection in-full improbable
10.	Loss — Considered uncollectible
Commercial Credit Exposure Credit Risk by Internally Assigned Grades

							Real Estate-Residential
	Commercial, Financial						Secured for
	and Agricultural		Real Estate-Commercial		Real Estate-Construction		Business Purpose
	At June 30,	At December 31,	At June 30,	At December 31,	At June 30,	At December 31,	At June 30,	At December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Grade:
1. Cash secured/ 2. Fully secured	$1,160	$2,714	$—	$—	$—	$—	$—	$—
3. Strong	5,275	16,350	10,024	11,542	1,284	2,674	—	28
4. Satisfactory	34,315	71,258	30,591	47,755	1,634	12,217	1,386	1,836
5. Acceptable	291,171	254,422	278,855	261,520	42,235	78,116	19,761	24,987
6. Pre-watch	87,861	70,259	116,331	109,493	22,511	11,296	8,530	6,322
7. Special Mention	16,133	8,476	22,580	17,596	5,701	684	741	700
8. Substandard	40,692	36,933	51,788	67,379	11,492	14,782	2,299	8,586
9. Doubtful	3,063	3,106	993	1,261	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$479,670	$463,518	$511,162	$516,546	$84,857	$119,769	$32,717	$42,459

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

Credit Exposure — Real Estate-Residential Secured for Personal Purpose, Real Estate-Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate-Residential		Real Estate-Home Equity
	Secured for		Secured for
	Personal Purpose		Personal Purpose		Loans to individuals		Lease Financing
	At June 30,	At December 31,	At June 30,	At December 31,	At June 30,	At December 31,	At June 30,	At December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$132,336	$120,342	$80,155	$80,831	$42,392	$43,624	$74,045	$80,929
Nonperforming	218	1,534	75	44	185	463	895	1,127

Total	$132,554	$121,876	$80,230	$80,875	$42,577	$44,087	$74,940	$82,056

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2011 and 2010:

				Real Estate-
				Residential
			Real Estate-	and
	Commercial,	Real Estate-	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Three Months Ended June 30, 2011

Reserve for loan and lease losses:
Beginning balance	$11,098	$16,464	$995	$594	$701	$1,946	$1,006	$32,804
Charge-offs	(1,644)	(3,375)	(136)	(35)	(396)	(391)		(5,977)
Recoveries	49	17	3	1	34	114		218
Provision (recovery of provision)	1,374	2,986	157	136	356	243	304	5,556

Ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601

For the Three Months Ended June 30, 2010

Reserve for loan and lease losses:
Beginning balance	$14,088	$8,311	$860	$486	$822	$1,499	$999	$27,065
Charge-offs	(1,180)	(1,638)	(5)	—	(194)	(603)	—	(3,620)
Recoveries	43	485	9	—	66	196	—	799
Provision (recovery of provision)	(420)	4,170	(10)	(4)	111	931	87	4,865

Ending balance	$12,531	$11,328	$854	$482	$805	$2,023	$1,086	$29,109

				Real Estate-
				Residential
			Real Estate-	and
	Commercial,	Real Estate-	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Six Months Ended June 30, 2011

Reserve for loan and lease losses:
Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898
Charge-offs	(2,774)	(5,063)	(194)	(38)	(597)	(859)	—	(9,525)
Recoveries	181	80	6	3	78	190	—	538
Provision (recovery of provision)	3,840	5,787	(126)	187	480	631	(109)	10,690

Ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601

For the Six Months Ended June 30, 2010

Reserve for loan and lease losses:
Beginning balance	$12,148	$7,975	$1,058	$501	$887	$1,175	$1,054	$24,798
Charge-offs	(2,348)	(2,438)	(5)	—	(479)	(1,192)	—	(6,462)
Recoveries	68	489	10	—	142	304	—	1,013
Provision (recovery of provision)	2,663	5,302	(209)	(19)	255	1,736	32	9,760

Ending balance	$12,531	$11,328	$854	$482	$805	$2,023	$1,086	$29,109

				Real Estate-
				Residential
			Real Estate-	and
	Commercial,	Real Estate-	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated		Total

As of June 30, 2011

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$372	$933	$—	$—	$—	$—	$	N/A	$1,305
Ending balance: collectively evaluated for impairment	10,505	15,159	1,019	696	695	1,912		1,310	31,296

Total ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912		$1,310	$32,601

Loans and leases:
Ending balance: individually evaluated for impairment	$5,987	$41,149	$218	$250	$52	$885			$48,541
Ending balance: collectively evaluated for impairment	473,683	554,870	32,499	212,534	42,525	74,055			1,390,166

Total ending balance	$479,670	$596,019	$32,717	$212,784	$42,577	$74,940			$1,438,707

As of June 30, 2010
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$668	$3,395	$65	$—	$—	$—	$	N/A	$4,128
Ending balance: collectively evaluated for impairment	11,863	7,933	789	482	805	2,023		1,086	24,981

Total ending balance	$12,531	$11,328	$854	$482	$805	$2,023		$1,086	$29,109

Loans and leases:
Ending balance: individually evaluated for impairment	$2,253	$25,741	$661	$1,338	$62	$985			$31,040
Ending balance: collectively evaluated for impairment	461,489	571,219	43,178	209,425	44,906	87,890			1,418,107

Total ending balance	$463,742	$596,960	$43,839	$210,763	$44,968	$88,875			$1,449,147

Impaired Loans and Leases
The following presents, by class of loans and leases, the recorded investment and unpaid principal balance of impaired loans and leases, the amounts of the impaired loans and leases for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2011 and December 31, 2010:

	At June 30, 2011			At December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$5,143	$6,028		$4,761	$5,074
Real estate-commercial real estate	25,011	28,869		21,403	23,094
Real estate-construction	7,469	9,453		6,225	8,025
Real estate-residential secured for business purpose	218	729		361	730
Real estate-residential secured for personal purpose	219	219		632	632
Real estate-home equity secured for personal purpose	31	31		—	—
Loans to individuals	52	52		81	81
Lease financings	885	885		1,127	1,127

Total impaired loans and leases with no related allowance recorded:	$39,028	$46,266		$34,590	$38,763

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$844	$867	$372	$3,041	$3,058	$650
Real estate-commercial real estate	7,240	7,676	860	6,780	8,321	909
Real estate-construction	1,429	1,444	73	649	649	33
Real estate-residential secured for business purpose	—	—	—	90	90	29
Real estate-residential secured for personal purpose	—	—	—	632	632	2

Total impaired loans and leases with an allowance recorded	$9,513	$9,987	$1,305	$11,192	$12,750	$1,623

Total impaired loans and leases:
Commercial, financial and agricultural	$5,987	$6,895	$372	$7,802	$8,132	$650
Real estate-commercial real estate	32,251	36,545	860	28,183	31,415	909
Real estate-construction	8,898	10,897	73	6,874	8,674	33
Real estate-residential secured for business purpose	218	729	—	451	820	29
Real estate-residential secured for personal purpose	219	219	—	1,264	1,264	2
Real estate-home equity secured for personal purpose	31	31	—	—	—	—
Loans to individuals	52	52	—	81	81	—
Lease financings	885	885	—	1,127	1,127	—

Total impaired loans and leases:	$48,541	$56,253	$1,305	$45,782	$51,513	$1,623

The following presents by class of loans and leases, the average recorded investment in impaired loans and leases and an analysis of interest on impaired loans and leases:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
			Interest			Interest
			Income That			Income That
			Would Have			Would Have
			Been			Been
			Recognized			Recognized
	Average	Interest	Under	Average	Interest	Under
	Recorded	Income	Original	Recorded	Income	Original
(Dollars in thousands)	Investment	Recognized*	Terms	Investment	Recognized*	Terms

Commercial, financial and agricultural	$6,387	$12	$105	$2,461	$3	$35
Real estate-commercial real estate	26,802	48	452	17,841	36	270
Real estate-construction	9,093	28	88	9,159	—	96
Real estate-residential secured for business purpose	327	1	3	879	9	7
Real estate-residential secured for personal purpose	544	2	5	1,122	—	18
Real estate-home equity secured for personal purpose	23	—	—	249	—	3
Loans to individuals	58	2	—	62	2	—
Lease financings	972	—	—	990	—	—

Total	$44,206	$93	$653	$32,763	$50	$429

*	Includes interest income recognized on accruing troubled debt restructured loans of $73 thousand and $26 thousand for the three months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
			Interest			Interest
			Income That			Income That
			Would Have			Would Have
			Been			Been
			Recognized			Recognized
	Average	Interest	Under	Average	Interest	Under
	Recorded	Income	Original	Recorded	Income	Original
(Dollars in thousands)	Investment	Recognized*	Terms	Investment	Recognized*	Terms

Commercial, financial and agricultural	$6,753	$14	$193	$2,937	$6	$89
Real estate-commercial real estate	26,225	52	844	17,016	58	520
Real estate-construction	8,141	28	175	11,607	—	289
Real estate-residential secured for business purpose	380	3	9	869	18	13
Real estate-residential secured for personal purpose	750	19	20	1,182	13	23
Real estate-home equity secured for personal purpose	13	—	—	249	—	5
Loans to individuals	62	3	1	63	3	—
Lease financings	1,034	—	—	949	—	—

Total	$43,358	$119	$1,242	$34,872	$98	$939

*	Includes interest income recognized on accruing troubled debt restructured loans of $79 thousand and $74 thousand for the six months ended June 30, 2011 and 2010, respectively.

Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $3.4 million and $2.9 million at June 30, 2011 and December 31, 2010. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.50% to 7.32% for the six months ended June 30, 2011.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Beginning of period	$2,772	$1,620	$2,441	$1,437
Servicing rights capitalized	236	258	688	508
Amortization of servicing rights	(112)	(75)	(189)	(140)
Changes in valuation	(18)	(4)	(62)	(6)

End of period	$2,878	$1,799	$2,878	$1,799

Mortgage loans serviced for others	$355,356	$216,760	$355,356	$216,760

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Valuation allowance, beginning of period	$(245)	$(252)	$(201)	$(250)
Additions	(18)	(4)	(62)	(6)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(263)	$(256)	$(263)	$(256)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2011	$246
2012	433
2013	372
2014	322
2015	277
Thereafter	1,228
Note 6. Income Taxes
As of June 30, 2011 and December 31, 2010, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2011, the Corporation’s 2007 federal tax return was examined and tax years 2007 through 2010 remain subject to federal examination as well as examination by state taxing jurisdictions.

Note 7. Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Additionally, employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
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
Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:
Components of net periodic benefit cost were as follows:

	For the Three Months Ended June 30,
	2011	2010	2011	2010
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$184	$81	$17	$18
Interest cost	433	427	30	27
Expected return on plan assets	(476)	(404)	—	—
Amortization of net loss	176	168	—	(3)
Amortization (accretion) of prior service cost	12	(6)	(5)	(5)
Accretion of transition asset	(70)	(71)	—	—

Net periodic cost	$259	$195	$42	$37

	For the Six Months Ended June 30,
	2011	2010	2011	2010
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$278	$182	$33	$38
Interest cost	863	856	59	53
Expected return on plan assets	(948)	(835)	—	—
Amortization of net loss	364	337	17	7
Amortization (accretion) of prior service cost	24	24	(10)	(10)
Accretion of transition asset	(141)	(142)	—	—

Net periodic cost	$440	$422	$99	$88

The Corporation previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make contributions of $54 thousand to its qualified and non-qualified retirement plans and $97 thousand to its other postretirement benefit plans in 2011. During the six months ended June 30, 2011, the Corporation contributed $20 thousand and $40 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of June 30, 2011, $726 thousand has been paid to participants from the qualified and non-qualified retirement plans and $40 thousand has been paid to participants from the other postretirement plans.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2011	2010	2011	2010

Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$4,516	$3,730	$8,378	$6,700

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	16,772	16,590	16,742	16,563
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,772	16,590	16,742	16,563

Basic earnings per share	$0.27	$0.23	$0.50	$0.40

Diluted earnings per share	$0.27	$0.23	$0.50	$0.40

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended June 30, 2011 and 2010, there were 518,032 and 403,032 average anti-dilutive options at an average exercise price of $22.06 and $23.41, per share, respectively. For the six months ended June 30, 2011 and 2010, there were 503,115 and 403,032 average anti-dilutive options at an average exercise price of $22.20 and $23.41, per share, respectively.

Note 9. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income
The following table shows the components of comprehensive income, net of income taxes, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$4,516	$3,730	$8,378	$6,700

Net unrealized gains on available-for-sale investment securities:
Net unrealized gains arising during the period	3,355	1,506	4,107	1,497
Less: reclassification adjustment for net gains (losses) on sales realized in net income	370	25	370	57
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(2)	(28)	(7)	(31)

Total net unrealized gains on available-for-sale investment securities	2,987	1,509	3,744	1,471
Net change in fair value of derivatives used for cash flow hedges	(391)	(828)	(242)	(1,047)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	(115)	(116)	(248)	(232)
Less: accretion (amortization) of prior service cost included in net periodic pension costs	(4)	7	(9)	(9)
Less: accretion of transition asset included in net periodic pension costs	46	46	92	92

Total defined benefit pension plans	73	63	165	149

Total comprehensive income, net of tax	$7,185	$4,474	$12,045	$7,273

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

	Net Unrealized	Net Change
	Gains on	in Fair Value	Net Change	Accumulated
	Available for	of Derivative	Related to	Other
	Sale Investment	Used for Cash	Defined Benefit	Comprehensive
(Dollars in thousands)	Securities	Flow Hedges	Pension Plan	(Loss) Income

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	1,471	(1,047)	149	573

Balance, June 30, 2010	$6,844	$103	$(6,898)	$49

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	3,744	(242)	165	3,667

Balance, June 30, 2011	$4,628	$78	$(7,805)	$(3,099)

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
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At June 30, 2011, the notional amounts of interest rate locks with customers and forward loan commitments were $18.9 million and $21.0 million, respectively, with fair values of a positive $299 thousand and $33 thousand, respectively. At December 31, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $37.7 million and $41.8 million, respectively, with positive fair values of $530 thousand and $269 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments which resulted in gains of $29 thousand and $562 thousand for the three months ended June 30, 2011 and 2010, respectively and losses of $533 thousand and gains of $723 thousand for the six months ended June 30, 2011 and 2010, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments which resulted in gains of $116 thousand and losses of $365 thousand for the three months ended June 30, 2011 and 2010, respectively and gains of $65 thousand and losses of $426 thousand for the six months ended June 30, 2011 and 2010, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net gain on mortgage banking activities in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which was based on the one month U.S. London Interbank Borrowing Rate (LIBOR) with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life. For this interest rate swap, the Corporation recognized fair value adjustments which resulted in losses of $516 thousand and $826 thousand for the three and six months ended June 30, 2010. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the changes in the cash flows of the hedged item. At June 30, 2011, the interest rate swap had a positive fair value of $120 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $78 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2010, the interest rate swap had a positive fair value of $492 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $320 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. The cash payments on the interest rate swap of $120 thousand and $119 thousand during the three months ended June 30, 2011 and 2010, respectively, and $237 thousand and $239 thousand during the six months ended June 30, 2011 and 2010, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $467 thousand of the net gain in accumulated other comprehensive loss will be reclassified as a reduction of interest expense within the next twelve months.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, classified using the fair value hierarchy:

	At June 30, 2011
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$137,703	$—	$137,703
State and political subdivisions	—	112,271	—	112,271
Mortgage-backed securities	—	87,800	—	87,800
Commercial mortgage obligations	—	68,870	—	68,870
Other securities	—	8,543	—	8,543
Equity securities	2,815	—	—	2,815

Total available-for-sale securities	2,815	415,187	—	418,002

Interest rate swap	—	120	—	120
Interest rate locks with customers	—	299	—	299
Forward loan commitments	—	33	—	33

Total assets	$2,815	$415,639	$—	$418,454

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	At December 31, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$188,100	$—	$188,100
State and political subdivisions	—	108,048	—	108,048
Mortgage-backed securities	—	85,101	—	85,101
Commercial mortgage obligations	—	68,760	4,331	73,091
Other securities	—	9,667	—	9,667
Equity securities	2,985	—	—	2,985

Total available-for-sale securities	2,985	459,676	4,331	466,992

Interest rate swaps	—	492	—	492
Interest rate locks with customers	—	530	—	530
Forward loan commitments	—	269	—	269

Total assets	$2,985	$460,967	$4,331	$468,283

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three months ended June 30, 2010. There was no activity to report for the three months ended June 30, 2011.

	Three Months Ended June 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	March 31,	Gains or	Gains or		June 30,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,051	$24	$—	$(323)	$4,752
Asset-backed securities	438	(3)	—	(134)	301

Total Level 3 assets	$5,489	$21	$—	$(457)	$5,053

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011
		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Transfers	June 30,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	to Level 2	2011

Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

	Six Months Ended June 30, 2010
		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	Gains or	Gains or		June 30,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$146	$—	$(566)	$4,752
Asset-backed securities	573	(8)	—	(264)	301

Total Level 3 assets	$5,745	$138	$—	$(830)	$5,053

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three or six month periods ended June 30, 2011 or 2010. The CMO security which was previously classified at Level 3 at June 30, 2010 and December 31, 2010 was transferred to Level 2 at March 31, 2011 as the CMO market for these types of securities are again being actively traded in the market and quoted prices are again observable at June 30, 2011.

The following table represents assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

	At June 30, 2011
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Real estate-commercial loan	$—	$17,427	$—	$17,427
Impaired loans and leases	—	—	47,236	47,236
Mortgage servicing rights	—	2,878	—	2,878

Total	$—	$20,305	$47,236	$67,541

	At December 31, 2010
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Loans held for sale	$—	$4,178	$—	$4,178
Real estate-commercial loan	—	17,650	—	17,650
Impaired loans and leases	—	—	44,159	44,159
Mortgage servicing rights	—	2,441	—	2,441

Total	$—	$24,269	$44,159	$68,428

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at June 30, 2011 were carried at the lower of cost or estimated fair value.
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
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan and lease is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and leases less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2011, impaired loans and leases had a carrying amount of $48.5 million with a valuation allowance of $1.3 million. At December 31, 2010, impaired loans and leases had a carrying amount of $45.8 million with a valuation allowance of $1.6 million.
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
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the six months ended June 30, 2011, there were no triggering events to fair value goodwill and other intangible assets.

The following table represents the estimates of fair value of financial instruments:

	At June 30, 2011		At December 31, 2010
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term interest-earning assets	$39,214	$39,214	$29,187	$29,187
Investment securities	418,020	418,020	467,024	467,024
Loans held for sale	2,102	2,127	4,178	4,178
Net loans and leases	1,406,106	1,467,908	1,440,288	1,499,065
Interest rate swaps	20,000	120	20,000	492
Interest rate locks with customers	18,926	299	37,691	530
Forward loan commitments	21,015	33	41,842	269
Liabilities:
Deposits	1,621,294	1,574,419	1,686,270	1,666,566
Short-term borrowings	99,070	95,023	114,871	114,908
Long-term borrowings	28,619	28,885	28,994	29,363
Off-Balance-Sheet:
Commitments to extend credit	—	(1,187)	—	(1,069)
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and federal funds sold and other short-term investments approximates those assets’ fair values.
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
Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity. At June 30, 2011, the fair values for non-maturing deposits are established based on expected cash flows and repricing characteristics for the instruments and incorporates Corporation developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments. At December 31, 2010, the fair value for non-maturing deposits were established using a decay factor estimate of cash flows based upon industry-accepted assumptions with the discount rate consisting of an appropriate risk free rate and including components for operating expense.

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
General
Univest Corporation of Pennsylvania, (the Corporation), is a Bank Holding Company. It owns all of the capital stock of Univest Bank and Trust Co. (the Bank), Univest Delaware, Inc., and Univest Reinsurance Corporation.
Effective as of the close of the business on June 29, 2011 and following receipt of required regulatory approvals, Univest National Bank and Trust Co. converted from a national bank to a Pennsylvania state-chartered bank and trust company, as authorized by the National Bank Act and Pennsylvania law. As a result of the conversion, the bank opened on June 30, 2011 as an FDIC-insured Pennsylvania bank and trust company operating under the name, “Univest Bank and Trust Co.” The Corporation believes that the charter conversion will allow greater flexibility to execute its strategy as a community bank and remain competitive in the markets it chooses to serve. As a state-chartered member bank of the Federal Reserve System, the Bank will be regulated primarily by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. The conversion to a state charter will not have any significant financial or regulatory impact or affect the Corporation’s current activities or customers.

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
Executive Overview
The Corporation reported net income for the three months ended June 30, 2011 of $4.5 million or $0.27 diluted earnings per share compared to net income of $3.7 million or $0.23 diluted earnings per share for the three months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $8.4 million or $0.50 diluted earnings per share compared to net income of $6.7 million or $0.40 diluted earnings per share for the same period in the prior year.
Net interest income on a tax-equivalent basis for the three months ended June 30, 2011 was up $805 thousand, or 4.1% compared to the same period in 2010. The second quarter 2011 net interest margin was 4.24%, level with 4.24% for the first quarter of 2011 and an improvement of 13 basis points over the 4.11% level for the second quarter of 2010. Net interest income on a tax-equivalent basis for the six months ended June 30, 2011 was up $2.7 million, or 7.1% compared to the same period in 2010. The tax equivalent net interest margin for the first six months of 2011 was 4.24% compared to 4.05% for the first six months of 2010. The increase in net interest income and the net interest margin for the three and six months ended June 30, 2011 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and declines in the volume of Federal Home Loan Bank of Pittsburgh (FHLB) borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation repaid its maturing FHLB advances in 2010, reducing FHLB advances from $54.0 million at June 30, 2010 to $5.0 million at December 31, 2010. FHLB advances at June 30, 2011 remained at $5.0 million.
The provision for loan and lease losses increased by $691 thousand for the three months ended June 30, 2011 compared to the same period in 2010 and by $930 thousand for the six months ended June 30, 2011 from the comparable period in 2010.
Non-interest income increased $637 thousand, or 7.9% during the three months ended June 30, 2011 compared to the same period in 2010 and $189 thousand or 1.2% for the six months ended June 30, 2011 compared to the same period in the prior year primarily due to increased income from trust fees and insurance commissions and fees and a net gain on sales of securities of $569 thousand. Additionally, the three and six months ended June 30, 2010 were impacted by a net loss on the ineffective portion of a fair value swap of $516 thousand and $826 thousand, respectively, which was terminated in the third quarter of 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts for the three and six months of 2011 compared to the same periods in 2010 of $456 thousand and $902 thousand, respectively, mostly due to amendments to Regulation E which were implemented in August 2010. In addition, the six months ended June 30, 2011 compared to 2010 was impacted by a decrease of $632 thousand in the net gain on mortgage banking activities, as a result of negative fair value adjustments on the mortgage pipeline as mortgage demand has softened due to a continued slow purchase market for housing, and a decrease in other income mainly due to a litigation settlement in the first quarter of 2010 and increased servicing fee income.

Non-interest expense decreased $503 thousand, or 3.0% for the three months ended June 30, 2011 compared to the same period in 2010 and $836 thousand, or 2.5% for the six months ended June 30, 2011 compared to the same period in 2010. Marketing and advertising expense decreased $524 thousand and $619 thousand for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively, mainly due to higher advertising in 2010 to support a major brand campaign. Deposit insurance premiums decreased $236 thousand during the second quarter of 2011 from the comparable quarter in the prior year mainly due to the change in the assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on average consolidated total assets less average tangible equity. Additionally, salaries and benefit expense decreased $663 thousand for the six months ended June 30, 2011 compared to the same period in 2010 mainly due to increased deferred loan origination costs on loan credits partially offset by higher commissions expense, restricted stock expense and salaries and benefits expense to grow the mortgage banking business. Occupancy expenses increased by $248 thousand for the six months ended June 30, 2011 from the same period in 2010.
Nonperforming loans and leases were $49.2 million at June 30, 2011 compared to $44.3 million at March 31, 2011, $46.5 million at December 31, 2010 and $32.3 million at June 30, 2010. The increase in non-accrual loans at June 30, 2011 compared to March 31, 2011 was primarily due to the migration of one large Shared National Credit to a theatre to non-accrual status. This commercial real estate loan relationship represented $11.3 million in the aggregate of which $2.6 million was charged-off during the second quarter of 2011 and the remaining $8.7 million was moved to non-accrual with sufficient estimated collateral at June 30, 2011. Nonperforming loans and leases as a percentage of total loans and leases were 3.42% at June 30, 2011 compared to 3.16% at December 31, 2010 and 2.23% at June 30, 2010. Net charge-offs for the three months ended June 30, 2011 were $5.8 million compared to $2.8 million for the three months ended June 30, 2010. Net charge-offs for the six months ended June 30, 2011 were $9.0 million compared to $5.4 million for the same period in the prior year. The increase in loan and lease charge-offs was mainly due to deterioration of underlying collateral and economic factors. The increase occurred primarily in the commercial real estate category, mostly due to the aforementioned Shared National Credit to a theatre. Charge-offs also occurred in the commercial, financial and agricultural and lease financing categories.
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

Results of Operations
The Corporation’s consolidated net income and earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months				For the Six Months
(Dollars in thousands,	Ended June 30,		Change		Ended June 30,		Change
except per share data)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Net income	$4,516	$3,730	$786	21.1%	$8,378	$6,700	$1,678	25.0%
Net income per share:
Basic	$0.27	$0.23	$0.04	17.4%	$0.50	$0.40	$0.10	25.0%
Diluted	0.27	0.23	0.04	17.4	0.50	0.40	0.10	25.0
Return on average shareholders’ equity was 6.64% and return on average assets was 0.86% for the three months ended June 30, 2011, compared to 5.54% and 0.72%, respectively, for the same period in 2010. Return on average shareholders’ equity was 6.24% and return on average assets was 0.80% for the six months ended June 30, 2011, compared to 5.01% and 0.65%, respectively, for the same period in 2010.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2011 and 2010. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis for the three months ended June 30, 2011 increased $805 thousand, or 4.1% compared to the same period in 2010. The tax-equivalent net interest margin for the three months ended June 30, 2011 increased 13 basis points to 4.24% from 4.11% for the three-months ended June 30, 2010. Net interest income on a tax-equivalent basis increased $2.7 million, or 7.1% for the six months ended June 30, 2011 compared to the same period in 2010. The tax-equivalent net interest margin for the six months ended June 30, 2011 increased 19 basis points to 4.24% from 4.05% for the first six months of 2010. The increase in net interest income and the net interest margin for the three and six months ended June 30, 2011 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation repaid its maturing FHLB advances in 2010, reducing FHLB advances from $54.0 million at June 30, 2010 to $5.0 million at December 31, 2010. FHLB advances remained at $5.0 million at June 30, 2011.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	For the Three Months Ended June 30,
	2011			2010
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$19,401	$12	0.25%	$26,700	$19	0.29%
U.S. Government obligations	153,239	639	1.67	158,505	922	2.33
Obligations of states and political subdivisions	110,187	1,712	6.23	108,820	1,803	6.65
Other debt and equity securities	176,180	1,527	3.48	175,577	1,933	4.42

Total interest-earning deposits and investments	459,007	3,890	3.40	469,602	4,677	3.99

Commercial, financial and agricultural loans	431,427	4,947	4.60	415,943	4,892	4.72
Real estate-commercial and construction loans	541,862	7,399	5.48	523,306	7,752	5.94
Real estate-residential loans	245,996	2,757	4.50	256,296	2,785	4.36
Loans to individuals	41,924	597	5.71	46,185	599	5.20
Municipal loans and leases	128,799	1,680	5.23	104,720	1,564	5.99
Lease financings	61,068	1,667	10.95	78,828	1,742	8.86

Gross loans and leases	1,451,076	19,047	5.26	1,425,278	19,334	5.44

Total interest-earning assets	1,910,083	22,937	4.82	1,894,880	24,011	5.08

Cash and due from banks	29,706			37,510
Reserve for loan and lease losses	(33,995)			(28,864)
Premises and equipment, net	34,302			35,002
Other assets	156,077			152,402

Total assets	$2,096,173			$2,090,930

Liabilities:
Interest-bearing checking deposits	$210,487	59	0.11	$182,156	62	0.14
Money market savings	277,420	174	0.25	293,697	277	0.38
Regular savings	481,312	374	0.31	445,781	661	0.59
Time deposits	405,829	1,683	1.66	435,969	2,588	2.38

Total time and interest-bearing deposits	1,375,048	2,290	0.67	1,357,603	3,588	1.06

Securities sold under agreements to repurchase	101,093	78	0.31	98,802	111	0.45
Other short-term borrowings	3,498	2	0.23	51,936	542	4.19
Long-term debt	5,000	47	3.77	5,717	48	3.37
Subordinated notes and capital securities	23,619	306	5.20	25,119	313	5.00

Total borrowings	133,210	433	1.30	181,574	1,014	2.24

Total interest-bearing liabilities	1,508,258	2,723	0.72	1,539,177	4,602	1.20

Demand deposits, non-interest bearing	280,764			249,018
Accrued expenses and other liabilities	34,199			32,833

Total liabilities	1,823,221			1,821,028

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,469			61,420
Retained earnings and other equity	120,151			117,150

Total shareholders’ equity	272,952			269,902

Total liabilities and shareholders’ equity	$2,096,173			$2,090,930

Net interest income		$20,214			$19,409

Net interest spread			4.10			3.88
Effect of net interest-free funding sources			0.14			0.23

Net interest margin			4.24%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.64%			123.11%

	For the Six Months Ended June 30,
	2011			2010
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$12,876	$15	0.23%	$20,531	$30	0.29%
U.S. Government obligations	161,900	1,356	1.69	136,457	1,663	2.46
Obligations of states and political subdivisions	109,610	3,433	6.32	107,733	3,543	6.63
Other debt and equity securities	170,610	3,056	3.61	181,948	3,953	4.38

Total interest-earning deposits and investments	454,996	7,860	3.48	446,669	9,189	4.15

Commercial, financial and agricultural loans	430,039	10,118	4.74	412,820	9,557	4.67
Real estate-commercial and construction loans	550,038	14,650	5.37	523,693	15,314	5.90
Real estate-residential loans	245,155	5,398	4.44	258,615	5,643	4.40
Loans to individuals	42,464	1,223	5.81	46,843	1,397	6.01
Municipal loans and leases	125,656	3,411	5.47	101,104	2,989	5.96
Lease financings	62,677	3,185	10.25	79,991	3,465	8.74

Gross loans and leases	1,456,029	37,985	5.26	1,423,066	38,365	5.44

Total interest-earning assets	1,911,025	45,845	4.84	1,869,735	47,554	5.13

Cash and due from banks	32,886			34,582
Reserve for loan and lease losses	(33,203)			(27,728)
Premises and equipment, net	34,462			34,931
Other assets	155,904			153,450

Total assets	$2,101,074			$2,064,970

Liabilities:
Interest-bearing checking deposits	$201,630	123	0.12	$177,095	119	0.14
Money market savings	293,022	375	0.26	286,843	593	0.42
Regular savings	481,358	837	0.35	430,940	1,442	0.67
Time deposits	408,416	3,421	1.69	435,072	5,654	2.62

Total time and interest-bearing deposits	1,384,426	4,756	0.69	1,329,950	7,808	1.18

Securities sold under agreements to repurchase	98,782	149	0.30	97,330	228	0.47
Other short-term borrowings	6,865	11	0.32	61,547	1,227	4.02
Long-term debt	5,000	94	3.79	5,732	94	3.31
Subordinated notes and capital securities	23,805	610	5.17	25,305	625	4.98

Total borrowings	134,452	864	1.30	189,914	2,174	2.31

Total interest-bearing liabilities	1,518,878	5,620	0.75	1,519,864	9,982	1.32

Demand deposits, non-interest bearing	278,473			242,388
Accrued expenses and other liabilities	33,062			33,249

Total liabilities	1,830,413			1,795,501

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,441			61,420
Retained earnings and other equity	117,888			116,717

Total shareholders’ equity	270,661			269,469

Total liabilities and shareholders’ equity	$2,101,074			$2,064,970

Net interest income		$40,225			$37,572

Net interest spread			4.09			3.81
Effect of net interest-free funding sources			0.15			0.24

Net interest margin			4.24%			4.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.82%			123.02%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Versus 2010			2011 Versus 2010
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with other banks	$(4)	$(3)	$(7)	$(10)	$(5)	$(15)
U.S. Government obligations	(30)	(253)	(283)	274	(581)	(307)
Obligations of states and political subdivisions	23	(114)	(91)	60	(170)	(110)
Other debt and equity securities	7	(413)	(406)	(234)	(663)	(897)

Interest on deposits, investments and federal funds sold	(4)	(783)	(787)	90	(1,419)	(1,329)

Commercial, financial and agricultural loans and leases	180	(125)	55	413	148	561
Real estate-commercial and construction loans	266	(619)	(353)	750	(1,414)	(664)
Real estate-residential loans	(115)	87	(28)	(296)	51	(245)
Loans to individuals	(58)	56	(2)	(129)	(45)	(174)
Municipal loans and leases	330	(214)	116	683	(261)	422
Lease financings	(438)	363	(75)	(822)	542	(280)

Interest and fees on loans and leases	165	(452)	(287)	599	(979)	(380)

Total interest income	161	(1,235)	(1,074)	689	(2,398)	(1,709)

Interest expense:
Interest-bearing checking deposits	10	(13)	(3)	19	(15)	4
Money market savings	(14)	(89)	(103)	13	(231)	(218)
Regular savings	48	(335)	(287)	150	(755)	(605)
Time deposits	(168)	(737)	(905)	(328)	(1,905)	(2,233)

Interest on time and interest-bearing deposits	(124)	(1,174)	(1,298)	(146)	(2,906)	(3,052)

Securities sold under agreement to repurchase	3	(36)	(33)	3	(82)	(79)
Other short-term borrowings	(268)	(272)	(540)	(597)	(619)	(1,216)
Long-term debt	(7)	6	(1)	—	—	—
Subordinated notes and capital securities	(20)	13	(7)	(38)	23	(15)

Interest on borrowings	(292)	(289)	(581)	(632)	(678)	(1,310)

Total interest expense	(416)	(1,463)	(1,879)	(778)	(3,584)	(4,362)

Net interest income	$577	$228	$805	$1,467	$1,186	$2,653

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.
Interest Income
Three months ended June 30, 2011 versus 2010
Interest income on a tax-equivalent basis for the three months ended June 30, 2011 decreased $1.1 million, or 4.5% from the same period in 2010. This decrease was mainly due to a 59 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as an 18 basis point decrease in the average rate earned on loans partially offset by a $25.8 million increase in average loan volume. The decline in interest income on investment securities and deposits at other banks of $787 thousand for the three months ended June 30, 2011 compared to the same period in 2010 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $287 thousand during the three months ended June 30, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate and construction loans as well as decreases in average volume for lease financings and residential real estate loans. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were partially offset by growth of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.

Six months ended June 30, 2011 versus 2010
Interest income on a tax-equivalent basis for the six months ended June 30, 2011 decreased $1.7 million, or 3.6% from the same period in 2010. This decrease was mainly due to a 67 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as an 18 basis point decrease in the average rate earned on loans partially offset by a $33.0 million increase in average loan volume. The decline in interest income on investment securities and deposits at other banks of $1.3 million for the six months ended June 30, 2011 compared to the same period in 2010 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $380 thousand during the six months ended June 30, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate and construction loans as well as decreases in average volume for lease financings and residential real estate loans. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were partially offset by growth of commercial business loans as well as growth in commercial real estate and construction loans and municipal loans and leases.
Interest Expense
Three months ended June 30, 2011 versus 2010
Interest expense on a tax-equivalent basis for the three months ended June 30, 2011 decreased $1.9 million, or 40.8% from the comparable period in 2010. This decrease was mainly due to a 39 basis point decrease in the Corporation’s average cost of deposits as well as a $48.4 million decrease in average borrowings and a 94 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the three months ended June 30, 2011, interest expense on time deposits decreased $905 thousand and interest expense on savings accounts decreased by $287 thousand. For the three months ended June 30, 2011, average deposits increased by $17.4 million with increases in average regular savings of $35.5 million, interest-bearing checking of $28.3 million partially offset by decreases in average money market savings of $16.3 million and average time deposits of $30.1 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings. In addition, the Bank offers an automated cash management checking account that sweeps funds daily into a repurchase agreement account. Interest expense on other short-term borrowings decreased $540 thousand for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to a decrease in average volume of $48.4 million and a reduction in average rate of 396 basis points. The decreases in average rate and volume were due to maturities of FHLB advances.
Six months ended June 30, 2011 versus 2010
Interest expense on a tax-equivalent basis for the six months ended June 30, 2011 decreased $4.4 million, or 43.7% from the comparable period in 2010. This decrease was mainly due to a 49 basis point decrease in the Corporation’s average cost of deposits as well as a $55.5 million decrease in average borrowings and a 101 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the six months ended June 30, 2011, interest expense on time deposits decreased $2.2 million and interest expense on savings accounts decreased by $605 thousand. For the six months ended June 30, 2011, average deposits increased by $54.5 million with increases in average regular savings of $50.4 million, interest-bearing checking of $24.5 million and money market savings of $6.2 million partially offset by a decrease in average time deposits of $26.7 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Interest expense on other short-term borrowings decreased $1.2 million for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a decrease in average volume of $54.7 million and a reduction in average rate of 370 basis points. The decreases in average rate and volume were due to maturities of FHLB advances.

Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans and leases. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2011 and 2010 was $5.6 million and $4.9 million, respectively. The provision for the six months ended June 30, 2011 and 2010 was $10.7 million and $9.8 million, respectively.
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
The following table presents noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)

Trust fee income	$1,625	$1,500	$125	8.3%	$3,250	$3,000	$250	8.3%
Service charges on deposit accounts	1,356	1,812	(456)	(25.2)	2,692	3,594	(902)	(25.1)
Investment advisory commission and fee income	1,194	1,152	42	3.6	2,356	2,208	148	6.7
Insurance commission and fee income	2,072	1,896	176	9.3	4,272	4,139	133	3.2
Other service fee income	1,437	1,475	(38)	(2.6)	2,792	2,384	408	17.1
Bank owned life insurance income	268	202	66	32.7	612	534	78	14.6
Other-than-temporary impairment on equity securities	(3)	(42)	39	92.9	(10)	(47)	37	78.7
Net gain on sales of securities	569	38	531	N/M	569	87	482	N/M
Net gain on mortgage banking activities	328	475	(147)	(30.9)	303	935	(632)	(67.6)
Net loss on interest rate swap	—	(516)	516	N/M	—	(826)	826	N/M
Net loss on dispositions of fixed assets	(9)	(5)	(4)	(80.0)	(9)	(11)	2	18.2
Net loss on sales and write-downs of other real estate owned	(265)	(16)	(249)	N/M	(617)	(363)	(254)	(70.0)
Other	124	88	36	40.9	245	632	(387)	(61.2)

Total noninterest income	$8,696	$8,059	$637	7.9	$16,455	$16,266	$189	1.2

Three months ended June 30, 2011 versus 2010
Total non-interest income increased $637 thousand, or 7.9% during the three months ended June 30, 2011 compared to the same period in 2010 primarily due to increased income from trust fees and insurance commissions and fees and an increase in net gain on sales of securities. Additionally, the three months ended June 30, 2010 was impacted by a net loss on the ineffective portion of a fair value swap of $516 thousand which was terminated in the third quarter of 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts mostly due to Regulation E and a negative valuation adjustment on other real estate owned.
Trust fee income increased by $125 thousand and insurance commission and fee income increased by $176 thousand during the three months ended June 30, 2011 from the comparable period in 2010 primarily related to increases in the market values of trust assets and increased insurance volume.
Service charges on deposit accounts decreased $456 thousand during the three months ended June 30, 2011 from the comparable period in 2010 primarily due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
During the three months ended June 30, 2011, the Corporation sold $5.9 million in available for sale securities that resulted in a net gain of $569 thousand primarily from the sale of mortgage-backed securities. During the three months ended June 30, 2010, the Corporation sold $3.5 million in available for sale securities that resulted in a net gain of $38 thousand. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during the three months ended June 30, 2011 and 2010. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.
For the three months ended June 30, 2011, the Corporation recognized a net gain on mortgage banking activities of $328 thousand compared to a net gain of $475 thousand for the same period in 2010. The net gain consists of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. The decrease in the net gain on mortgage banking activities during the second quarter of 2011 resulted mainly from a decreased volume of sales and a net decrease in the fair market value adjustments on the interest rate locks.
For the three months ended June 30, 2010, the Corporation recognized a loss of $516 thousand on the ineffective portion of a fair value interest rate swap for a commercial real estate loan due to the decline in interest rates during the quarter. This interest rate swap was terminated in the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life of the loan.
For the three months ended June 30, 2011, the Corporation recognized a net loss on sales and write-downs of other real estate owned of $265 thousand compared to a net loss of $16 thousand for the same period in 2010. During the second quarter of 2011, the Corporation recognized a negative valuation adjustment on a commercial property of $260 thousand based on the updated fair value.

Six months ended June 30, 2011 versus 2010
Total non-interest income increased by $189 thousand, or 1.2% during the six months ended June 30, 2011 compared to the same period in 2010. The Corporation experienced increases in income from trust fees, investment advisory commissions and fees, insurance commission and fees and other service fees and an increase in net gain on sales of securities. Additionally, the six months ended June 30, 2010 was impacted by a net loss on the ineffective portion of a fair value swap of $826 thousand which was terminated in the third quarter of 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts mostly due to Regulation E, a decrease in the net gain on mortgage banking activities, an increase in the net loss on sales and write-downs of other real estate owned and a reduction in other income mainly due to a litigation settlement during the first quarter of 2010.
Trust fee income increased by $250 thousand and investment advisory commission and fee income increased by $148 thousand during the six months ended June 30, 2011 from the comparable period in 2010 primarily related to increases in the market values of the assets and increased volume. Insurance commission and fee income increased $133 thousand during the six months ended June 30, 2011 mainly attributable to increased volume. Other service fee income increased $408 thousand for the six months ended June 30, 2011 primarily attributable to increases in Mastermoney interchange fees, mortgage servicing fee income and check charges.
Service charges on deposit accounts decreased $902 thousand during the six months ended June 30, 2011 from the comparable period in 2010 primarily due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
During the six months ended June 30, 2011, the Corporation sold $5.9 million in available for sale securities, primarily from the mortgage-backed securities portfolio, which resulted in a net gain of $569 thousand. During the six months ended June 30, 2010, the Corporation sold $3.6 million in available for sale securities, mainly from the municipal securities portfolio, which resulted in a net gain of $87 thousand
For the six months ended June 30, 2011, the Corporation recognized a net gain on mortgage banking activities of $303 thousand compared to a net gain of $935 thousand for the same period in 2010. The net gain consists of gains on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. The decrease in the net gain on mortgage banking activities during the six months of 2011 resulted mainly from a net decrease in the fair market value adjustments on the interest rate locks.
For the six months ended June 30, 2010, the Corporation recognized a loss of $826 thousand on the ineffective portion of a fair value interest rate swap for a commercial real estate loan mainly related to re-designation of the swap during the first quarter of 2010 and a decline in interest rates. This interest rate swap was terminated in the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life of the loan.
For the six months ended June 30, 2011, the Corporation recognized a net loss on sales and write-downs of other real estate owned of $617 thousand compared to a net loss of $363 thousand for the same period in 2010. The net losses were mainly due to the recognition of negative valuation adjustments on three commercial properties in 2011 and one commercial property in 2010 based on the updated fair values.
Other income for the six months ended June 30, 2011 decreased $387 thousand from the same period in the prior year mainly due to income received from a litigation settlement during the first quarter of 2010.
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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)

Salaries and benefits	$9,634	$9,469	$165	1.7%	$18,617	$19,280	$(663)	(3.4)%
Net occupancy	1,361	1,309	52	4.0	2,911	2,663	248	9.3
Equipment	965	900	65	7.2	1,942	1,838	104	5.7
Marketing and advertising	393	917	(524)	(57.1)	982	1,601	(619)	(38.7)
Deposit insurance premiums	427	663	(236)	(35.6)	1,140	1,260	(120)	(9.5)
Other	3,626	3,651	(25)	(0.7)	7,560	7,346	214	2.9

Total noninterest expense	$16,406	$16,909	$(503)	(3.0)	$33,152	$33,988	$(836)	(2.5)

Three months ended June 30, 2011 versus 2010
Total non-interest expense decreased $503 thousand, or 3.0% for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to decreases in advertising expense and deposit insurance premiums partially offset by a slight increase in salaries and benefit expense. Marketing and advertising expense decreased $524 thousand for the three months ended June 30, 2011 mostly due to higher advertising expense in 2010 to support a major brand campaign. Deposit insurance premiums decreased $236 thousand for the three months ended June 30, 2011 mainly due to the change in the assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on the amount of deposits whereas the rule change now bases the payment on average consolidated total assets less average tangible equity.
Six months ended June 30, 2011 versus 2010
Total non-interest expense decreased $836 thousand, or 2.5% for the six months ended June 30, 2011 compared to the same period in 2010. Salaries and benefit expense decreased $663 thousand during the six months ended June 30, 2011 compared to the same period in 2010 mainly due to increased deferred loan origination costs on loan credits partially offset by higher commissions expense, restricted stock expense and salaries and benefits expense to grow the mortgage banking business. The Corporation implemented higher deferred loan origination costs on loan credits, commencing during the fourth quarter of 2010, based upon an in-depth study performed which incorporated management’s additional review time spent as a result of increased scrutiny of loan credits. Additionally, as more loan approvals are currently being approved at the Committee level as opposed to individual relationship managers and as the Corporation proactively manages its credit risk given the current economic environment, increased costs for each loan credit are being incurred in connection with the loan approval process; and as a result, a higher level of costs are being deferred. Marketing and advertising expense decreased $619 thousand for the six months ended June 30, 2011 mostly due to higher advertising expense in 2010 to support a major brand campaign. Occupancy expense increased $248 thousand for the six months ended June 30, 2011 primarily due to increased rent, taxes and other occupancy costs related to a branch relocation and branch improvements. Other expenses increased $214 thousand primarily due to increased loan processing expenses and bank shares tax.
Tax Provision
The provision for income taxes for the three months ended June 30, 2011 and 2010 was $1.2 million and $831 thousand, at effective rates of 20.98% and 18.22%, respectively. The provision for income taxes for the six months ended June 30, 2011 and 2010 was $2.0 million and $1.2 million, at effective rates of 19.47% and 15.18%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance. The increase in the effective tax rate between the three-month and six-month periods is primarily due to a smaller percentage of tax-exempt income to pre-tax income.

Financial Condition
Assets
Total assets decreased $75.5 million since December 31, 2010 primarily due to a decrease in loans and leases and investment securities. The following table presents the assets for the periods indicated:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Cash, interest-earning deposits and federal funds sold	$39,214	$29,187	$10,027	34.4%
Investment securities	418,020	467,024	(49,004)	(10.5)
Loans held for sale	2,102	4,178	(2,076)	(49.7)
Total loans and leases	1,438,707	1,471,186	(32,479)	(2.2)
Reserve for loan and lease losses	(32,601)	(30,898)	(1,703)	(5.5)
Premises and equipment, net	34,166	34,605	(439)	(1.3)
Goodwill and other intangibles, net	56,776	56,797	(21)	—
Bank owned life insurance	48,622	48,010	612	1.3
Accrued interest and other assets	53,371	53,804	(433)	(0.8)

Total assets	$2,058,377	$2,133,893	$(75,516)	(3.5)

Cash, Interest-earning Deposits and Federal Funds Sold
Cash, interest-earning deposits and federal funds sold increased as of June 30, 2011 as compared to December 31, 2010 primarily due to an increase in cash maintained at the Federal Reserve Bank.
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
Total investments decreased by $49.0 million at June 30, 2011 compared to December 31, 2010. Maturities and paydowns of $34.4 million, calls of $67.1 million, and sales of $9.4 million were partially offset by purchases of $55.8 million.
Loans and Leases
Total gross loans and leases decreased by $32.5 million at June 30, 2011 as compared to December 31, 2010 mainly due to continued light credit demand and utilization of lines by both business and consumers as a result of the prolonged challenging and uncertain economic environment. Declines occurred in construction loans of $34.9 million, commercial real estate of $5.4 million, residential mortgages secured for business purposes of $9.7 million, lease financings of $7.1 million and consumer loans of $1.5 million while commercial, financial and agricultural loans increased by $16.2 million and residential loans secured for personal purposes increased by $10.7 million.
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
Total cash basis, troubled debt restructured and nonaccrual loans and leases totaled $48.5 million at June 30, 2011, $45.8 million at December 31, 2010, and $31.0 million at June 30, 2010; the balance at June 30, 2011 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. For the six months ended June 30, 2011 and 2010, impaired loans and leases resulted in lost interest income of $1.2 million and $939 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.75% as of June 30, 2011, compared to 3.32% as of December 31, 2010 and 2.35% as of June 30, 2010. The ratio of nonperforming assets to total assets was 2.63% at June 30, 2011, 2.29% at December 31, 2010 and 1.63% at June 30, 2010.
At June 30, 2011, the recorded investment in loans and leases that were considered to be impaired was $48.5 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.3 million. At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired was $45.8 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The increase in impaired loans and leases at June 30, 2011 compared to December 31, 2010 was mainly due to the migration of one large Shared National Credit to a theatre to non-accrual status. This commercial real estate loan relationship represented $11.3 million in aggregate of which $2.6 million was charged-off during the second quarter of 2011 and the remaining $8.7 million was moved to non-accrual and is secured with sufficient estimated collateral at June 30, 2011; therefore, there is no specific reserve on this credit at June 30, 2011. The theatre continues to be open and operating. In addition, two large real estate construction loan relationships were transferred to accruing troubled debt restructured status totaling $2.8 million during the first quarter of 2011. Due to the stagnant real estate market, these borrowers’ properties have not been selling or are selling slowly, and therefore, the maturity dates on these construction loans have been extended. There is no specific reserve related to these loans. Partially offsetting these increases were the foreclosures on four commercial loan relationships and one consumer relationship and transfers of the collateral to other real estate owned during the first six months of 2011 of $4.4 million. Impaired loans at June 30, 2011 also included several large commercial real estate, construction, and commercial business credits which migrated to non-accrual status during the fourth quarter of 2010 and were not concentrated in any one industry consisting of hotel/office space; investment commercial real estate; a construction company; and a manufacturing company. In addition, impaired loans at June 30, 2011 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $14.5 million at June 30, 2011. There is a specific allowance on this credit of $66 thousand at June 30, 2011 to cover deficiencies in the underlying real estate value under current market conditions. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. The Corporation will continue to closely monitor this credit relationship and may have to provide additional reserve in future quarters related to this credit. The Corporation will continue to closely monitor the impaired loans and may have to provide additional reserves in future quarters related to these credits. At June 30, 2010, the recorded investment in loans and leases that were considered to be impaired was $31.0 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $4.1 million.

The other real estate owned balance increased from $2.4 million at December 31, 2010 to $5.0 million at June 30, 2011 and consisted of six commercial properties and one residential property. During the first half of 2011, six properties were acquired, one property was sold, and three properties had negative valuation adjustments totaling $612 thousand based on the updated fair value.
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

	At June 30,	At December 31,	At June 30,
(Dollars in thousands)	2011	2010	2010

Nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*:
Commercial, financial and agricultural	$5,979	$7,627	$2,064
Real estate — commercial	29,797	28,183	17,683
Real estate — construction	6,831	6,874	7,236
Real estate — residential	170	1,625	1,741
Loans to individuals	—	21	—
Leases financings	736	902	817

Total nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*	43,513	45,232	29,541
Accruing troubled debt restructured loans and leases, not included above	5,028	550	1,499

Total impaired loans and leases	$48,541	$45,782	$31,040

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$4	$—	$596
Real estate — commercial	468	—	—
Real estate — residential	44	314	542
Loans to individuals	133	382	138
Lease financings	10	—	—

Total accruing loans and leases, 90 days or more past due	$659	$696	$1,276

Total non-performing loans and leases	$49,200	$46,478	$32,316

Other real estate owned	$4,952	$2,438	$1,827

Total non-performing assets	$54,152	$48,916	$34,143

*	Includes non-accrual troubled debt restructured loans and leases of $2.8 million, $1.2 million and $1.1 million at June 30, 2011, December, 31, 2010 and June 30, 2010, respectively.
Reserve for Loan and Lease Losses
Management believes the reserve for loan and lease losses is maintained at a level that is adequate as of June 30, 2011 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.
The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the preceding paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital, Inc. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding equaled $5.1 million at June 30, 2011 and $9.4 million at December 31, 2010.
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
The reserve for loan and lease losses increased $1.7 million from December 31, 2010 to June 30, 2011, primarily due to deterioration of underlying collateral and economic factors. As a result of the provision exceeding net-charge-offs combined with the decline in outstanding loans during the year, the ratio of the reserve for loan and lease losses to total loans and leases increased to 2.27% at June 30, 2011 from 2.10% at December 31, 2010 and 2.01% at June 30, 2010. Management believes that, as of June 30, 2011, the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $358 thousand and $342 thousand for the three months ended June 30, 2011 and 2010, respectively and $707 thousand and $704 thousand for the six months ended June 30, 2011 and 2010, respectively. The Corporation also has goodwill with a net carrying amount of $51.3 million at June 30, 2011 and December 31, 2010, which is deemed to be an indefinite intangible asset and is not amortized.

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
Other Assets
At June 30, 2011 and December 31, 2010, the Bank held $3.3 million in Federal Reserve Bank stock as required by member banks of the Federal Reserve System. The Bank is also required to hold stock in the FHLB in relation to the level of outstanding FHLB borrowings by the Bank. The Bank held FHLB stock of $6.4 million and $7.1 million as of June 30, 2011 and December 31, 2010, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of its dividends and the repurchase of excess capital stock in order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on the FHLB’s private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. During the fourth quarter of 2010 and the first and second quarters of 2011, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. This will commence later in 2011, upon completion of the FHLBank’s currently required Resolution Funding Corporation assessment. Under the plan, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account until the balance of the account equals one percent of that FHLBank’s balance of outstanding obligations. Based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, as of June 30, 2011 and December 31, 2010, the FHLB stock is recorded at cost.
Liabilities
Total liabilities decreased since December 31, 2010 primarily due to decreases in deposits and short-term borrowings. The following table presents the liabilities for the periods indicated:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Deposits	$1,621,294	$1,686,270	$(64,976)	(3.9)%
Short-term borrowings	99,070	114,871	(15,801)	(13.8)
Long-term borrowings	28,619	28,994	(375)	(1.3)
Accrued expenses and other liabilities	36,372	37,534	(1,162)	(3.1)

Total liabilities	$1,785,355	$1,867,669	$(82,314)	(4.4)

Deposits
Total deposits decreased by $65.0 million primarily the result of a decline of public fund balances of approximately $49.2 million, due to anticipated seasonal runoff of tax deposits. The decreases in public fund balances consisted of $19.6 million of time deposits and $29.6 million of core deposits.
Interest-bearing demand deposits decreased $49.0 million and time deposits decreased $41.5 million. These decreases were partially offset by increases in regular savings of $19.2 million and noninterest-bearing demand deposits of $6.4 million. The lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts.

Borrowings
Long-term borrowings at June 30, 2011, included $3.0 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to a decrease in federal funds purchased of $24.6 million partially offset by an increase in securities sold under agreements to repurchase.
Shareholders’ Equity
Total shareholders’ equity at June 30, 2011 increased $6.8 million since December 31, 2010. This increase was primarily due to the issuance of stock under the dividend reinvestment and employee stock purchase plans, reductions in unrealized losses on the investment portfolio, and net income exceeding dividends declared.
The following table presents the shareholders’ equity for the periods indicated:

	At June 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,326	59,080	(754)	(1.3)
Retained earnings	153,728	151,978	1,750	1.2
Accumulated other comprehensive loss	(3,099)	(6,766)	3,667	54.2
Treasury stock	(27,265)	(29,400)	2,135	7.3

Total shareholders’ equity	$273,022	$266,224	$6,798	2.6

Retained earnings at June 30, 2011 were impacted by the six months of net income of $8.4 million offset by cash dividends of $6.7 million declared during the first six months of 2011. Additional paid-in capital decreased mainly due to shares issued for restricted stock awards. The decrease in accumulated other comprehensive loss was mainly a result of increases in the fair values of municipal bonds and U.S. government agency securities. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards.
Capital Adequacy
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Table 4 — Regulatory Capital

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$262,804	16.25%	$129,373	8.00%	$161,717	10.00%
Bank	246,108	15.45	127,409	8.00	159,262	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	241,934	14.96	64,687	4.00	97,030	6.00
Bank	226,041	14.19	63,705	4.00	95,557	6.00
Tier 1 Capital (to Average Assets):
Corporation	241,934	11.87	81,511	4.00	101,889	5.00
Bank	226,041	11.19	80,834	4.00	101,042	5.00

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$260,244	15.47%	$134,623	8.00%	$168,279	10.00%
Bank	243,908	14.71	132,674	8.00	165,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	238,393	14.17	67,312	4.00	100,968	6.00
Bank	223,050	13.45	66,337	4.00	99,505	6.00
Tier 1 Capital (to Average Assets):
Corporation	238,393	11.45	82,649	4.00	103,311	5.00
Bank	223,050	10.89	81,911	4.00	102,389	5.00
As of June 30, 2011 and December 31, 2010, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of June 30, 2011, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $361.6 million. At June 30, 2011 and December 31, 2010, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2011 and December 31, 2010. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2011 and December 31, 2010, the Corporation had no outstanding borrowings under this line.
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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1 — 30, 2011	—	—	—	643,782
May 1 — 31, 2011	—	—	—	643,782
June 1 — 30, 2011	—	—	—	643,782

Total	—		—

1.	Transactions are reported as of settlement dates.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

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

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania (Registrant)
Date: August 8, 2011	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Senior Executive Vice President,
and Chief Financial Officer (Principal Financial and Accounting Officer)