Form 10-Q
period 2011-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2011-11-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,727,099

(Title of Class)	(Number of shares outstanding at October 31, 2011)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At September 30, 2011	At December 31, 2010

ASSETS
Cash and due from banks	$50,146	$11,624
Interest-earning deposits with other banks	96,884	17,563
Investment securities held-to-maturity (fair value $30,212 and $32 at September 30, 2011 and December 31, 2010, respectively)	30,526	32
Investment securities available-for-sale	381,814	466,992
Loans held for sale	1,724	4,178
Loans and leases	1,436,411	1,471,186
Less: Reserve for loan and lease losses	(31,002)	(30,898)

Net loans and leases	1,405,409	1,440,288

Premises and equipment, net	34,132	34,605
Goodwill	51,320	51,320
Other intangibles, net of accumulated amortization and fair value adjustments of $11,219 and $9,495 at September 30, 2011 and December 31, 2010, respectively	4,718	5,477
Bank owned life insurance	60,885	48,010
Accrued interest and other assets	56,569	53,804

Total assets	$2,174,127	$2,133,893

LIABILITIES
Demand deposits, noninterest-bearing	$275,930	$271,125
Demand deposits, interest-bearing	534,179	529,884
Savings deposits	482,472	467,511
Time deposits	432,482	417,750

Total deposits	1,725,063	1,686,270

Securities sold under agreements to repurchase	107,621	90,271
Other short-term borrowings	—	24,600
Accrued expenses and other liabilities	38,475	37,534
Long-term debt	5,000	5,000
Subordinated notes	2,250	3,375
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,899,028	1,867,669

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2011 and December 31, 2010; 18,266,404 shares issued at September 30, 2011 and December 31, 2010; 16,727,099 and 16,648,303 shares outstanding at September 30, 2011 and December 31, 2010, respectively	91,332	91,332
Additional paid-in capital	58,326	59,080
Retained earnings	155,617	151,978
Accumulated other comprehensive loss, net of taxes	(2,251)	(6,766)
Treasury stock, at cost; 1,539,305 shares and 1,618,101 shares at September 30, 2011 and December 31, 2010, respectively	(27,925)	(29,400)

Total shareholders’ equity	275,099	266,224

Total liabilities and shareholders’ equity	$2,174,127	$2,133,893

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

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$17,150	$18,427	$51,724	$53,803
Exempt from federal income taxes	1,087	1,121	3,265	3,160

Total interest and fees on loans and leases	18,237	19,548	54,989	56,963

Interest and dividends on investment securities:
Taxable	1,856	2,356	6,268	7,972
Exempt from federal income taxes	1,119	1,136	3,350	3,438
Other interest income	25	20	40	50

Total interest income	21,237	23,060	64,647	68,423

Interest expense
Interest on deposits	2,170	3,217	6,926	11,025
Interest on short-term borrowings	96	527	256	1,982
Interest on long-term borrowings	355	363	1,059	1,082

Total interest expense	2,621	4,107	8,241	14,089

Net interest income	18,616	18,953	56,406	54,334
Provision for loan and lease losses	3,649	5,529	14,339	15,289

Net interest income after provision for loan and lease losses	14,967	13,424	42,067	39,045

Noninterest income
Trust fee income	1,625	1,450	4,875	4,450
Service charges on deposit accounts	1,218	1,633	3,910	5,227
Investment advisory commission and fee income	1,239	1,227	3,595	3,435
Insurance commission and fee income	1,787	1,815	6,059	5,954
Other service fee income	814	962	3,606	3,346
Bank owned life insurance income	554	326	1,166	860
Other-than-temporary impairment on equity securities	(1)	(12)	(11)	(59)
Net gain on sales of securities	848	339	1,417	426
Net gain on mortgage banking activities	913	1,246	1,216	2,181
Net loss on interest rate swap	—	(246)	—	(1,072)
Net loss on dispositions of fixed assets	(3)	—	(12)	(11)
Net loss on sales and write-downs of other real estate owned	(141)	(5)	(758)	(368)
Other	121	149	366	781

Total noninterest income	8,974	8,884	25,429	25,150

Noninterest expense
Salaries and benefits	9,888	9,775	28,505	29,055
Net occupancy	1,361	1,384	4,272	4,047
Equipment	1,026	1,051	2,968	2,889
Marketing and advertising	305	365	1,287	1,966
Deposit insurance premiums	442	698	1,582	1,958
Other	4,273	3,898	11,833	11,244

Total noninterest expense	17,295	17,171	50,447	51,159

Income before income taxes	6,646	5,137	17,049	13,036
Applicable income taxes	1,402	990	3,427	2,189

Net income	$5,244	$4,147	$13,622	$10,847

Net income per share:
Basic	$.31	$.25	$.81	$.65
Diluted	.31	.25	.81	.65
Dividends declared	.20	.20	.60	.60

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

For the Nine Months Ended September 30, 2011

Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Comprehensive income:
Net income	—	—	—	—	13,622	—	13,622
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available for sale	—	5,470	—	—	—	—	5,470
Unrealized loss on swap	—	(1,195)	—	—	—	—	(1,195)
Unrecognized pension benefits	—	240	—	—	—	—	240

Total comprehensive income	—	—	—	—	—	—	18,137

Cash dividends declared ($0.60 per share)	—	—	—	—	(10,043)	—	(10,043)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs:	105,345	—	—	62	13	1,712	1,787
Purchases of treasury stock	(85,285)	—	—	—	—	(1,209)	(1,209)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	203	—	—	203

Balance at September 30, 2011	16,727,099	$(2,251)	$91,332	$58,326	$155,617	$(27,925)	$275,099

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
	Shares	Comprehensive	Common	Paid-in	Retained	Treasury
(Dollars in thousands, except per share data)	Outstanding	(Loss) Income	Stock	Capital	Earnings	Stock	Total

For the Nine Months Ended September 30, 2010

Balance at December 31, 2009	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Comprehensive income:
Net income	—	—	—	—	10,847	—	10,847
Other comprehensive income, net of income tax:
Unrealized gain on investment securities available for sale	—	1,697	—	—	—	—	1,697
Unrealized loss on swap	—	(1,554)	—	—	—	—	(1,554)
Unrecognized pension benefits	—	214	—	—	—	—	214

Total comprehensive income	—	—	—	—	—	—	11,204

Cash dividends declared ($0.60 per share)	—	—	—	—	(9,955)	—	(9,955)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	94,160	—	—	—	(497)	2,169	1,672
Purchases of treasury stock	(325)	—	—	—	—	(6)	(6)
Restricted stock awards granted	67,982	—	—	(1,197)	(396)	1,593	—
Vesting of restricted stock awards	—	—	—	51	—	—	51

Balance at September 30, 2010	16,626,900	$(167)	$91,332	$58,980	$150,506	$(29,878)	$270,773

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$13,622	$10,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,339	15,289
Depreciation of premises and equipment	1,942	1,885
Other-than-temporary impairment on equity securities	11	59
Net gain on sales of investment securities	(1,417)	(426)
Net gain on mortgage banking activities	(1,216)	(2,181)
Net loss on interest rate swap	—	1,072
Net loss on dispositions of fixed assets	12	11
Net loss on sales and write-downs of other real estate owned	758	368
Bank owned life insurance income	(1,166)	(860)
Other adjustments to reconcile net income to cash provided by operating activities	2,509	4,193
Originations of loans held for sale	(105,389)	(102,747)
Proceeds from the sale of loans held for sale	108,836	101,745
Increase in interest receivable and other assets	(1,467)	(3,535)
Decrease in accrued expenses and other liabilities	(200)	(2,979)

Net cash provided by operating activities	31,174	22,741

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	—	(1)
Net capital expenditures	(1,481)	(2,800)
Proceeds from maturities of securities held-to-maturity	33	56
Proceeds from maturities and calls of securities available-for-sale	153,033	219,741
Proceeds from sales of securities available-for-sale	40,481	13,466
Purchases of investment securities held-to-maturity	(30,561)	—
Purchases of investment securities available-for-sale	(98,833)	(230,115)
Purchases of lease financings	—	(4,816)
Net decrease (increase) in loans and leases	13,114	(46,692)
Net increase in interest-bearing deposits	(79,321)	(2,416)
Purchases of bank owned life insurance	(12,500)	—
Proceeds from bank owned life insurance	791	—
Proceeds from sales of other real estate owned	1,607	1,690

Net cash used in investing activities	(13,637)	(51,887)

Cash flows from financing activities:
Net increase in deposits	38,793	113,384
Net decrease in short-term borrowings	(7,250)	(84,227)
Repayment of subordinated debt	(1,125)	(750)
Purchases of treasury stock	(1,209)	(6)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,787	1,672
Cash dividends paid	(10,011)	(9,925)

Net cash provided by financing activities	20,985	20,148

Net increase (decrease) in cash and due from banks	38,522	(8,998)
Cash and due from banks at beginning of year	11,624	20,535

Cash and due from banks at end of period	$50,146	$11,537

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,374	$16,506
Income taxes, net of refunds received	4,357	1,612
Noncash transfer of loans to other real estate owned	$7,426	$162

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 4, 2011.
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
Recent Accounting Pronouncements
In August 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify testing goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not, that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 or March 31, 2012 for the Corporation. Early adoption is permitted. The Corporation expects to early adopt this updated standard during the fourth quarter of 2011 and does not anticipate the guidance will have a material impact on its financial statements.
In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied retrospectively. The Corporation does not expect the guidance will have a material impact on its financial statements but will result in a revised format for the presentation of comprehensive income and the components of other comprehensive income.

In May 2011, the FASB issued an ASU regarding fair value measurements which establishes a global standard in U.S. GAAP and IFRS for applying fair value measurements and disclosures. Consequently, the amendments in this update change the wording to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and most of the amendments are not intended to result in a change of the application of fair value measurement requirements. Additional disclosures required include: 1) for fair value measurements categorized within Level 3 of the fair value hierarchy: a) the valuation processes used by the reporting entity; and b) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any; and 2) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied prospectively. The Corporation does not anticipate the guidance will have a material impact on its financial statements but will result in revised and expanded disclosures.
In April 2011, the FASB issued an ASU regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes both a concession and the borrower is experiencing financial difficulties under the guidance provided by this update. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings was effective for interim and annual periods beginning on or after June 15, 2011, or September 30, 2011 for the Corporation, and applied retrospectively to restructurings occurring on or after the beginning of the year or January 1, 2011 for the Corporation. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring was effective on a prospective basis. The applications of the provisions of this standard did not have a material impact on the Corporation’s financial statements.
In July 2010, the FASB issued an ASU for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. For disclosures required as of the end of a reporting period, the update was effective and implemented commencing as of December 31, 2010 for the Corporation’s financial statements. Disclosures that relate to activity during a reporting period were required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The guidance related to troubled debt restructurings was effective for interim and annual periods beginning after June 15, 2011, or September, 30, 2011 for the Corporation, in order to be concurrent with the effective date of guidance under the ASU issued in April 2011 regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. The application of the provisions of these standards did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2011 and September 30, 2011, which are included under Note 4, “Credit Quality of Loans and Leases and the Reserve for Loans and Lease Losses.”

Note 2. Investment Securities
The following table shows the amortized cost and the approximate fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2011 and December 31, 2010 by maturity within each type.

	At September 30, 2011				At December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$—	$—	$—	$—	$15	$—	$—	$15

	—	—	—	—	15	—	—	15

Corporate bonds:
After 1 year to 5 years	30,526	6	(320)	30,212	17	—	—	17

	30,526	6	(320)	30,212	17	—	—	17

Total	$30,526	$6	$(320)	$30,212	$32	$—	$—	$32

Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$5,000	$26	$—	$5,026	$7,000	$—	$—	$7,000
After 1 year to 5 years	117,991	964	(17)	118,938	182,585	515	(2,000)	181,100

	122,991	990	(17)	123,964	189,585	515	(2,000)	188,100

State and political subdivisions:
Within 1 year	754	8	—	762	451	—	—	451
After 1 year to 5 years	9,561	358	—	9,919	8,801	281	—	9,082
After 5 years to 10 years	11,426	401	(23)	11,804	14,042	281	(69)	14,254
Over 10 years	87,424	3,976	(16)	91,384	86,315	639	(2,693)	84,261

	109,165	4,743	(39)	113,869	109,609	1,201	(2,762)	108,048

Residential mortgage-backed securities:
After 5 years to 10 years	11,591	741	—	12,332	14,709	743	—	15,452
Over 10 years	54,036	2,701	(620)	56,117	66,919	3,222	(492)	69,649

	65,627	3,442	(620)	68,449	81,628	3,965	(492)	85,101

Commercial mortgage obligations:
After 5 years to 10 years	6,305	181	—	6,486	8,855	252	—	9,107
Over 10 years	55,400	1,155	—	56,555	63,827	1,321	(1,164)	63,984

	61,705	1,336	—	63,041	72,682	1,573	(1,164)	73,091

Corporate bonds:
Within 1 year	—	—	—	—	2,999	30	—	3,029
After 1 year to 5 years	4,990	—	(177)	4,813	4,988	—	(43)	4,945

	4,990	—	(177)	4,813	7,987	30	(43)	7,974
Other debt securities:
Within 1 year	5,193	—	—	5,193	1,693	—	—	1,693

	5,193	—	—	5,193	1,693	—	—	1,693

Equity securities:
No stated maturity	2,367	356	(238)	2,485	2,447	680	(142)	2,985

	2,367	356	(238)	2,485	2,447	680	(142)	2,985

Total	$372,038	$10,867	$(1,091)	$381,814	$465,631	$7,964	$(6,603)	$466,992

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.
Securities with a fair value of $289.0 million and $347.3 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.
During the nine months ended September 30, 2011 and 2010, available-for-sale securities with a fair value at the date of sale of $40.5 million and $13.5 million, respectively, were sold. Gross realized gains on such sales totaled $1.4 million in 2011 and $447 thousand in 2010. Gross realized losses on sales were $11 thousand in 2011 and $21 thousand in 2010. Tax expense related to net realized gains from the sales of investment securities for the nine months ended September 30, 2011 and 2010 was $500 thousand and $149 thousand, respectively. Accumulated other comprehensive income related to securities of $6.4 million and $7.1 million, net of taxes, has been included in shareholders’ equity at September 30, 2011 and December 31, 2010, respectively. Unrealized losses in investment securities at September 30, 2011 and December 31, 2010 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $11 thousand and $59 thousand, respectively, on its equity portfolio during the nine months ended September 30, 2011 and 2010. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2011 and December 31, 2010.
Management evaluates debt securities, which are comprised of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2011 and 2010.
At September 30, 2011 and December 31, 2010, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010:

	At September 30, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$9,996	$(17)	$—	$—	$9,996	$(17)
State and political subdivisions	371	(3)	1,712	(36)	2,083	(39)
Residential mortgage-backed securities	—	—	3,528	(620)	3,528	(620)
Corporate bonds	30,025	(497)	—	—	30,025	(497)
Equity securities	1,049	(238)	—	—	1,049	(238)

Total	$41,441	$(755)	$5,240	$(656)	$46,681	$(1,411)

	At December 31, 2010
	Less than Twelve Months		Twelve Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government corporations and agencies	$107,978	$(2,000)	$—	$—	$107,978	$(2,000)
State and political subdivisions	52,531	(2,589)	1,589	(173)	54,120	(2,762)
Residential mortgage-backed securities	10,096	(38)	4,419	(454)	14,515	(492)
Commercial mortgage obligations	19,322	(1,164)	—	—	19,322	(1,164)
Corporate bonds	4,945	(43)	—	—	4,945	(43)
Equity securities	951	(140)	17	(2)	968	(142)

Total	$195,823	$(5,974)	$6,025	$(629)	$201,848	$(6,603)

Note 3. Loans and Leases
The following is a summary of the major loan and lease categories:

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
Commercial, financial and agricultural	$473,561	$463,518
Real estate-commercial	518,984	516,546
Real estate-construction	83,111	119,769
Real estate-residential secured for business purpose	32,657	42,459
Real estate-residential secured for personal purpose	131,326	121,876
Real estate-home equity secured for personal purpose	80,942	80,875
Loans to individuals	42,290	44,087
Lease financings	83,402	92,617

Total gross loans and leases	1,446,273	1,481,747
Less: Unearned income	(9,862)	(10,561)

Total loans and leases, net of unearned income	$1,436,411	$1,471,186

Note 4. Credit Quality of Loans and Leases and the Reserve for Loan and Lease Losses
Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at September 30, 2011 and December 31, 2010:

							Recorded
							Investment
							Greater than
			Greater			Total	90 Days
			Than			Loans	Past Due
	30-59 Days	60-89 Days	90 Days	Total		and	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	Leases	Interest*

At September 30, 2011
Commercial, financial and agricultural	$1,229	$815	$—	$2,044	$465,656	$473,561	$—
Real estate-commercial real estate and construction:
Commercial real estate	2,473	565	—	3,038	487,149	518,984	—
Construction	—	—	—	—	77,022	83,111	—
Real estate-residential and home equity:
Residential secured for business purpose	—	—	9	9	32,433	32,657	9
Residential secured for personal purpose	—	68	—	68	131,039	131,326	—
Home equity secured for personal purpose	240	79	102	421	80,490	80,942	102
Loans to individuals	347	194	332	873	41,367	42,290	332
Lease financings	850	553	6	1,409	71,288	73,540	6

Total	$5,139	$2,274	$449	$7,862	$1,386,444	$1,436,411	$449

*	Excludes impaired loans and leases.

							Recorded
							Investment
							Greater than
			Greater			Total	90 Days
			Than			Loans	Past Due
	30-59 Days	60-89 Days	90 Days	Total		and	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	Leases	Interest*

At December 31, 2010

Commercial, financial and agricultural	$924	$—	$—	$924	$454,792	$463,518	$—
Real estate-commercial real estate and construction:
Commercial real estate	3,836	—	—	3,836	484,527	516,546	—
Construction	156	—	—	156	112,739	119,769	—
Real estate-residential and home equity:
Residential secured for business purpose	—	—	—	—	42,008	42,459	—
Residential secured for personal purpose	92	—	270	362	120,250	121,876	270
Home equity secured for personal purpose	118	74	44	236	80,639	80,875	44
Loans to individuals	537	153	382	1,072	42,934	44,087	382
Lease financings	1,071	421	—	1,492	79,437	82,056	—

Total	$6,734	$648	$696	$8,078	$1,417,326	$1,471,186	$696

*	Excludes impaired loans and leases.
Nonaccrual and Troubled Debt Restructured Loans and Leases
The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and leases) and accruing troubled debt restructured loans and leases at September 30, 2011 and December 31, 2010.

	At September 30, 2011			At December 31, 2010
		Accruing			Accruing
		Troubled			Troubled
		Debt	Total		Debt	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans and	Loans and	Loans and	Loans and	Loans and	Loans and
(Dollars in thousands)	Leases*	Leases	Leases	Leases*	Leases	Leases
Commercial, financial and agricultural	$5,861	$—	$5,861	$7,627	$175	$7,802
Real estate-commercial real estate and construction:
Commercial real estate	26,354	2,443	28,797	28,183	—	28,183
Construction	4,887	1,202	6,089	6,874	—	6,874
Real estate-residential and home equity:
Residential secured for business purpose	108	107	215	361	90	451
Residential secured for personal purpose	219	—	219	1,264	—	1,264
Home equity secured for personal purpose	31	—	31	—	—	—
Loans to individuals	—	50	50	21	60	81
Lease financings	720	123	843	902	225	1,127

Total	$38,180	$3,925	$42,105	$45,232	$550	$45,782

*	Includes non-accrual troubled debt restructured loans and leases of $6.8 million and $1.2 million at September 30, 2011 and December, 31, 2010, respectively.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases by credit quality indicator at September 30, 2011 and December 31, 2010.

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
1.	Cash Secured — No credit risk
2.	Fully Secured — Negligible credit risk
3.	Strong — Minimal credit risk
4.	Satisfactory — Nominal credit risk
5.	Acceptable — Moderate credit risk
6.	Pre-Watch — Marginal, but stable credit risk
7.	Special Mention — Potential weakness
8.	Substandard — Well-defined weakness
9.	Doubtful — Collection in-full improbable
10.	Loss — Considered uncollectible
Commercial Credit Exposure Credit Risk by Internally Assigned Grades

							Real Estate—Residential
	Commercial, Financial						Secured for
	and Agricultural		Real Estate—Commercial		Real Estate—Construction		Business Purpose
	At	At	At	At	At	At	At	At
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Grade:
1. Cash secured/ 2. Fully secured	$965	$2,714	$—	$—	$—	$—	$—	$—
3. Strong	5,872	16,350	11,302	11,542	—	2,674	—	28
4. Satisfactory	30,484	71,258	30,337	47,755	—	12,217	1,385	1,836
5. Acceptable	290,809	254,422	286,952	261,520	46,390	78,116	20,257	24,987
6. Pre-watch	81,479	70,259	103,233	109,493	28,161	11,296	7,875	6,322
7. Special Mention	22,921	8,476	36,344	17,596	58	684	669	700
8. Substandard	38,012	36,933	49,823	67,379	8,502	14,782	2,471	8,586
9. Doubtful	3,019	3,106	993	1,261	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$473,561	$463,518	$518,984	$516,546	$83,111	$119,769	$32,657	$42,459

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

Credit Exposure — Real Estate — Residential Secured for Personal Purpose, Real Estate-Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate-Residential		Real Estate-Home Equity
	Secured for		Secured for
	Personal Purpose		Personal Purpose		Loans to individuals		Lease Financing
	At	At	At	At	At	At	At	At
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
((Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Performing	$131,107	$120,342	$80,809	$80,831	$41,908	$43,624	$72,691	$80,929
Nonperforming	219	1,534	133	44	382	463	849	1,127

Total	$131,326	$121,876	$80,942	$80,875	$42,290	$44,087	$73,540	$82,056

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2011 and 2010:

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Three Months Ended September 30, 2011

Reserve for loan and lease losses:
Beginning balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601
Charge-offs	(160)	(4,661)	(120)	—	(209)	(310)		(5,460)
Recoveries	28	35	4	4	65	76		212
Provision (recovery of provision)	(1,021)	4,259	(47)	(4)	79	(66)	449	3,649

Ending balance	$9,724	$15,725	$856	$696	$630	$1,612	$1,759	$31,002

For the Three Months Ended September 30, 2010

Reserve for loan and lease losses:
Beginning balance	$12,531	$11,328	$854	$482	$805	$2,023	$1,086	$29,109
Charge-offs	(846)	(4,340)	—	—	(253)	(639)	—	(6,078)
Recoveries	34	123	2	—	37	127	—	323
Provision (recovery of provision)	418	2,838	115	111	173	499	1,375	5,529

Ending balance	$12,137	$9,949	$971	$593	$762	$2,010	$2,461	$28,883

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Nine Months Ended September 30, 2011

Reserve for loan and lease losses:
Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898
Charge-offs	(2,934)	(9,724)	(314)	(38)	(806)	(1,169)	—	(14,985)
Recoveries	209	115	10	7	143	266	—	750
Provision (recovery of provision)	2,819	10,046	(173)	183	559	565	340	14,339

Ending balance	$9,724	$15,725	$856	$696	$630	$1,612	$1,759	$31,002

For the Nine Months Ended September 30, 2010

Reserve for loan and lease losses:
Beginning balance	$12,148	$7,975	$1,058	$501	$887	$1,175	$1,054	$24,798
Charge-offs	(3,194)	(6,778)	(5)	—	(732)	(1,831)	—	(12,540)
Recoveries	102	612	12	—	179	431	—	1,336
Provision (recovery of provision)	3,081	8,140	(94)	92	428	2,235	1,407	15,289

Ending balance	$12,137	$9,949	$971	$593	$762	$2,010	$2,461	$28,883

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated		Total

At September 30, 2011

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$374	$1,784	$—	$—	$—	$—	$	N/A	$2,158
Ending balance: collectively evaluated for impairment	9,350	13,941	856	696	630	1,612		1,759	28,844

Total ending balance	$9,724	$15,725	$856	$696	$630	$1,612		$1,759	$31,002

Loans and leases:
Ending balance: individually evaluated for impairment	$5,861	$34,886	$215	$250	$50	$843			$42,105
Ending balance: collectively evaluated for impairment	467,700	567,209	32,442	212,018	42,240	82,559			1,404,168

Total ending balance	$473,561	$602,095	$32,657	$212,268	$42,290	$83,402			$1,446,273

At September 30, 2010

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$721	$199	$95	$4	$—	$—	$	N/A	$1,019
Ending balance: collectively evaluated for impairment	11,416	9,750	876	589	762	2,010		2,461	27,864

Total ending balance	$12,137	$9,949	$971	$593	$762	$2,010		$2,461	$28,883

Loans and leases:
Ending balance: individually evaluated for impairment	$3,890	$26,370	$811	$1,520	$61	$1,204			$33,856
Ending balance: collectively evaluated for impairment	466,109	587,722	43,430	208,703	43,740	83,822			1,433,526

Total ending balance	$469,999	$614,092	$44,241	$210,223	$43,801	$85,026			$1,467,382

Impaired Loans and Leases
The following presents, by class of loans and leases, the recorded investment and unpaid principal balance of impaired loans and leases, the amounts of the impaired loans and leases for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2011 and December 31, 2010:

	At September 30, 2011			At December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases with no related allowance recorded:
Commercial, financial and agricultural	$5,051	$5,933		$4,761	$5,074
Real estate-commercial real estate	25,743	32,169		21,403	23,094
Real estate-construction	4,804	4,804		6,225	8,025
Real estate-residential secured for business purpose	215	729		361	730
Real estate-residential secured for personal purpose	219	219		632	632
Real estate-home equity secured for personal purpose	31	31		—	—
Loans to individuals	50	59		81	81
Lease financings	843	843		1,127	1,127

Total impaired loans and leases with no related allowance recorded:	$36,956	$44,787		$34,590	$38,763

Impaired loans and leases with an allowance recorded:
Commercial, financial and agricultural	$810	$841	$374	$3,041	$3,058	$650
Real estate-commercial real estate	3,054	5,554	1,743	6,780	8,321	909
Real estate-construction	1,285	1,307	41	649	649	33
Real estate-residential secured for business purpose	—	—	—	90	90	29
Real estate-residential secured for personal purpose	—	—	—	632	632	2

Total impaired loans and leases with an allowance recorded	$5,149	$7,702	$2,158	$11,192	$12,750	$1,623

Total impaired loans and leases:
Commercial, financial and agricultural	$5,861	$6,774	$374	$7,802	$8,132	$650
Real estate-commercial real estate	28,797	37,723	1,743	28,183	31,415	909
Real estate-construction	6,089	6,111	41	6,874	8,674	33
Real estate-residential secured for business purpose	215	729	—	451	820	29
Real estate-residential secured for personal purpose	219	219	—	1,264	1,264	2
Real estate-home equity secured for personal purpose	31	31	—	—	—	—
Loans to individuals	50	59	—	81	81	—
Lease financings	843	843	—	1,127	1,127	—

Total impaired loans and leases:	$42,105	$52,489	$2,158	$45,782	$51,513	$1,623

The following presents by class of loans and leases, the average recorded investment in impaired loans and leases and an analysis of interest on impaired loans and leases:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
			Interest Income			Interest Income
			That Would			That Would
			Have Been			Have Been
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	Under	Recorded	Income	Under
(Dollars in thousands)	Investment	Recognized*	Original Terms	Investment	Recognized*	Original Terms

Commercial, financial and agricultural	$5,924	$—	$77	$3,010	$4	$57
Real estate-commercial real estate	31,344	39	601	18,793	5	352
Real estate-construction	7,899	20	85	6,937	—	89
Real estate-residential secured for business purpose	247	2	4	965	6	17
Real estate-residential secured for personal purpose	219	—	3	1,128	—	18
Real estate-home equity secured for personal purpose	31	—	—	252	—	3
Loans to individuals	51	1	—	61	1	—
Lease financings	861	—	—	1,021	—	—

Total	$46,576	$62	$770	$32,167	$16	$536

*	Includes interest income recognized on accruing troubled debt restructured loans of $60 thousand and $16 thousand for the three months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
			Interest Income			Interest Income
			That Would			That Would
			Have Been			Have Been
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	Under	Recorded	Income	Under
(Dollars in thousands)	Investment	Recognized*	Original Terms	Investment	Recognized*	Original Terms

Commercial, financial and agricultural	$6,498	$14	$270	$3,034	$10	$146
Real estate-commercial real estate	27,670	91	1,445	17,569	63	872
Real estate-construction	7,969	48	260	10,177	—	378
Real estate-residential secured for business purpose	343	5	13	909	24	30
Real estate-residential secured for personal purpose	590	19	23	1,180	13	41
Real estate-home equity secured for personal purpose	18	—	—	250	—	8
Loans to individuals	59	4	1	62	4	—
Lease financings	980	—	—	974	—	—

Total	$44,127	$181	$2,012	$34,155	$114	$1,475

*	Includes interest income recognized on accruing troubled debt restructured loans of $139 thousand and $89 thousand for the nine months ended September 30, 2011 and 2010, respectively.

Troubled Debt Restructured Loans and Leases
The following presents, by class of loans and leases, information regarding accruing and non-accrual loans and leases that were restructured during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
		Pre-	Post-			Pre-	Post-
		Restructuring	Restructuring			Restructuring	Restructuring
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Related	Of	Recorded	Recorded	Related
(Dollars in thousands)	Loans	Investment	Investment	Allowance	Loans	Investment	Investment	Allowance

Accruing Troubled Debt Restructured Loans and Leases:
Real estate-commercial real estate	—	$—	$—	$—	5	$2,438	$2,435	$—
Real estate-construction	—	—	—	—	5	2,182	2,182	—
Real estate-residential secured for business purpose	—	—	—	—	1	98	98	—
Real estate-residential secured for personal purpose	—	—	—	—	1	156	156	—
Real estate-home equity secured for personal purpose	—	—	—	—	1	31	31	—

Total	—	$—	$—	$—	13	$4,905	$4,902	$—

Nonaccrual Troubled Debt Restructured Loans and Leases:
Real estate-commercial real estate	1	$6,667	$6,667	$—	2	$9,432	$9,432	$—

Total	1	$6,667	$6,667	$—	2	$9,432	$9,432	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties.
Accruing loans totaling $4.9 million were restructured during the first nine months of 2011. Accruing troubled debt restructured loans were primarily comprised of two categories of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due. The first category included four commercial real estate loans totaling $1.2 million, which had their interest only payment terms extended due to reduced cash flows, and one loan with a balance of $1.2 million, which had an interest rate reduction and maturity date extension due to inability to make payments because of reduced cash flows caused by economic conditions. The second category consisted of five construction loans totaling $2.2 million, which had interest only payment terms extended due to stalled land development projects. Accruing troubled debt restructured loans charged-off during the nine months ended September 30, 2011 subsequent to the restructuring totaled approximately $241 thousand, primarily due to declines in collateral values.
Nonaccrual loans totaling $9.4 million were restructured during the first nine months of 2011. Nonaccrual troubled debt restructured loans were primarily comprised of one commercial real estate loan of $6.7 million. This restructure was necessary due to the customer’s declining revenue and inability to raise additional capital needed to fund future projects, placing a strain on cash flow. To allow payments to be made, based on projected cash flows, two loans were restructured into one loan with a balance of $6.7 million at a reduced interest rate, to begin repayment in October of 2011. Periodic review of the financial performance of the company has been included in the covenants of the restructure, requiring additional payments on the loans as the company’s financial condition improves.
The following presents, by class of loans and leases, information regarding accruing and nonaccrual troubled debt restructured loans and leases, included in the table above, for which there was a payment default during the three and nine month periods ending September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of		Number of
(Dollars in thousands)	Loans	Recorded Investment	Loans	Recorded Investment

Accruing Troubled Debt Restructured Loans and Leases:
Real estate-residential secured for personal purpose	1	$158	1	$158
Real estate-home equity secured for personal purpose	1	31	1	31

Total	2	$189	2	$189

Nonaccrual Troubled Debt Restructured Loans and Leases:
Real estate-commercial real estate	1	$2,761	1	$2,761

Total	1	$2,761	1	$2,761

Accruing troubled debt restructured loans, restructured during 2011, totaling $189 thousand, had payment defaults subsequent to restructuring in the first nine months of 2011. As a result of the payment default, these loans have been placed on nonaccrual status.
Nonaccrual troubled debt restructured loans, restructured during 2011, totaling $2.8 million, had payment defaults subsequent to restructuring in the first nine months of 2011. The commercial real estate loan for $2.8 million was foreclosed on and $1.0 million was charged-off based on the appraised value of the property and the remaining $1.8 million was transferred to other real estate owned during the third quarter of 2011.
Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $2.4 million and $2.9 million at September 30, 2011 and December 31, 2010. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.50% to 7.32% for the nine months ended September 30, 2011.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning of period	$2,878	$1,799	$2,441	$1,437
Servicing rights capitalized	277	370	965	877
Amortization of servicing rights	(123)	(89)	(312)	(228)
Changes in valuation	(672)	(412)	(734)	(418)

End of period	$2,360	$1,668	$2,360	$1,668

Mortgage loans serviced for others	$377,060	$255,292	$377,060	$255,292

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Valuation allowance, beginning of period	$(263)	$(256)	$(201)	$(250)
Additions	(672)	(412)	(734)	(418)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(935)	$(668)	$(935)	$(668)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2011	$169
2012	554
2013	427
2014	330
2015	250
Thereafter	630
Note 6. Income Taxes
As of September 30, 2011 and December 31, 2010, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of September 30, 2011, the Corporation’s 2007 federal tax return was examined and tax years 2007 through 2010 remain subject to federal examination as well as examination by state taxing jurisdictions.
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

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:
Components of net periodic benefit cost were as follows:

	For the Three Months Ended September 30,
	2011	2010	2011	2010
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$138	$91	$16	$19
Interest cost	431	426	29	26
Expected return on plan assets	(474)	(418)	—	—
Amortization of net loss	185	169	(5)	2
Amortization (accretion) of prior service cost	12	12	(6)	(5)
Accretion of transition asset	(71)	(70)	—	—

Net periodic cost	$221	$210	$34	$42

	For the Nine Months Ended September 30,
	2011	2010	2011	2010
			Other Post Retirement
(Dollars in thousands)	Retirement Plans		Benefits

Service cost	$416	$273	$49	$57
Interest cost	1,294	1,282	88	79
Expected return on plan assets	(1,422)	(1,253)	—	—
Amortization of net loss	549	506	12	9
Amortization (accretion) of prior service cost	36	36	(16)	(15)
Accretion of transition asset	(212)	(212)	—	—

Net periodic cost	$661	$632	$133	$130

The Corporation previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make contributions of $54 thousand to its qualified and non-qualified retirement plans and $97 thousand to its other postretirement benefit plans in 2011. During the nine months ended September 30, 2011, the Corporation contributed $30 thousand and $60 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of September 30, 2011, $1.1 million has been paid to participants from the qualified and non-qualified retirement plans and $60 thousand has been paid to participants from the other postretirement plans.
Note 8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2011	2010	2011	2010

Numerator:
Numerator for basic and diluted earnings per share — Income available to common shareholders	$5,244	$4,147	$13,622	$10,847

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	16,771	16,621	16,752	16,582
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares outstanding	16,771	16,621	16,752	16,582

Basic earnings per share	$0.31	$0.25	$0.81	$0.65

Diluted earnings per share	$0.31	$0.25	$0.81	$0.65

Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended September 30, 2011 and 2010, there were 508,032 and 428,032 average anti-dilutive options at an average exercise price of $22.09 and $23.07, per share, respectively. For the nine months ended September 30, 2011 and 2010, there were 498,472 and 403,032 average anti-dilutive options at an average exercise price of $22.09 and $23.41, per share, respectively.
Note 9. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income
The following table shows the components of comprehensive income, net of income taxes, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$5,244	$4,147	$13,622	$10,847
Net unrealized gains on available-for-sale investment securities:
Net unrealized gains arising during the period	2,277	439	6,384	1,936
Less: reclassification adjustment for net gains on sales realized in net income	551	220	921	277
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	(7)	(7)	(38)

Total net unrealized gains on available-for-sale investment securities	1,726	226	5,470	1,697
Net change in fair value of derivatives used for cash flow hedges	(953)	(507)	(1,195)	(1,554)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	(117)	(106)	(365)	(338)
Less: amortization of prior service cost included in net periodic pension costs	(4)	(5)	(13)	(14)
Less: accretion of transition asset included in net periodic pension costs	46	46	138	138

Total defined benefit pension plans	75	65	240	214

Total comprehensive income, net of tax	$6,092	$$3,931	$18,137	$11,204

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

	Net Unrealized	Net Change
	Gains on	in Fair Value	Net Change	Accumulated
	Available for	of Derivative	Related to	Other
	Sale Investment	Used for Cash	Defined Benefit	Comprehensive
(Dollars in thousands)	Securities	Flow Hedges	Pension Plan	(Loss) Income

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	5,470	(1,195)	240	4,515

Balance, September 30, 2011	$6,354	$(875)	$(7,730)	$(2,251)

Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	1,697	(1,554)	214	357

Balance, September 30, 2010	$7,070	$(404)	$(6,833)	$(167)

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
Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to-4 family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Loans held for sale are included as forward loan commitments. At September 30, 2011, the notional amounts of interest rate locks with customers and forward loan commitments were $51.6 million and $53.3 million, respectively, with fair values of a positive $1.4 million and negative $336 thousand, respectively. At December 31, 2010, the notional amounts of interest rate locks with customers and forward loan commitments were $37.7 million and $41.8 million, respectively, with positive fair values of $530 thousand and $269 thousand, respectively. For the interest rate locks with customers, the Corporation recognized fair value adjustments, which resulted in gains of $1.1 million and $782 thousand for the three months ended September 30, 2011 and 2010, respectively and gains of $829 thousand and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. For the forward loan commitments, the Corporation recognized fair value adjustments, which resulted in losses of $369 thousand and $4 thousand for the three months ended September 30, 2011 and 2010, respectively and losses of $606 thousand and $430 thousand for the nine months ended September 30, 2011 and 2010, respectively. The fair value gains and losses related to interest rate locks and forward loan commitments are classified as a component of net gain on mortgage banking activities in the Corporation’s consolidated statements of income.
On March 24, 2009, the Corporation entered into a $22.0 million notional interest rate swap, which had been classified as a fair value hedge on a real estate-commercial loan. Under the terms of the swap agreement, the Corporation paid a fixed rate of 6.49% and received a floating rate which was based on the one month U.S. London Interbank Borrowing Rate (LIBOR) with a 357 basis point spread and a maturity date of April 1, 2019. The Corporation performed an assessment of the hedge at inception and at re-designation. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and de-designated the hedge relationship. During the first quarter of 2010, the Corporation re-designated $17.0 million of the interest rate swap. Upon re-designation, $17.0 million of the swap had some ineffectiveness and the $5.0 million remained undesignated. During the third quarter of 2010, the Corporation terminated the swap. The underlying commercial loan had a positive fair value adjustment on the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life. For this interest rate swap, the Corporation recognized fair value adjustments, which resulted in losses of $246 thousand and $1.1 million for the three and nine months ended September 30, 2010. The fair value gains and losses related to this interest rate swap are classified as a component of net (loss) gain on interest rate swap in the Corporation’s consolidated statements of income.

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation has performed an assessment of the hedge at inception and determined that this derivative is highly effective in offsetting the changes in the cash flows of the hedged item. At September 30, 2011, the interest rate swap had a negative fair value of $1.3 million, which was classified on the balance sheet as a component of other liabilities, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of negative $875 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. At December 31, 2010, the interest rate swap had a positive fair value of $492 thousand, which was classified on the balance sheet as a component of other assets, and was determined to be highly effective in offsetting the changes in the cash flows of the hedged item. The fair value of the interest rate swap, net of taxes, of $320 thousand was recorded as a component of accumulated other comprehensive loss on the balance sheet. The cash payments on the interest rate swap of $123 thousand and $109 thousand during the three months ended September 30, 2011 and 2010, respectively, and $360 thousand and $347 thousand during the nine months ended September 30, 2011 and 2010, respectively, were recorded as a component of interest expense on the income statement. The Corporation expects that approximately $462 thousand of the net gain in accumulated other comprehensive loss will be reclassified as a reduction of interest expense within the next twelve months.
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
Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity and most U.S. treasury securities.
Level 2: Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities generally utilizing Level 2 inputs include: most U.S. Government agency mortgage-backed debt securities (MBS), corporate debt securities, corporate and municipal bonds, residential mortgage loans held for sale, certain commercial loans, certain equity securities, mortgage servicing rights, other real estate owned and derivative financial instruments.
Level 3: Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (CMO’s) securities and impaired loans and leases.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, classified using the fair value hierarchy:

	At September 30, 2011
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$123,964	$—	$123,964
State and political subdivisions	—	113,869	—	113,869
Mortgage-backed securities	—	68,449	—	68,449
Commercial mortgage obligations	—	63,041	—	63,041
Corporate bonds	—	4,813	—	4,813
Other debt securities	—	5,193	—	5,193
Equity securities	2,485	—	—	2,485

Total available-for-sale securities	2,485	379,329	—	381,814
Interest rate swap	—	—	—	—
Interest rate locks with customers	—	1,359	—	1,359
Forward loan commitments	—	—	—	—

Total assets	$2,485	$380,688	$—	$383,173

Liabilities:
Interest rate swap	—	1,347	—	1,347
Forward loan commitments	—	336	—	336

Total liabilities	$—	$1,683	$—	$1,683

	At December 31, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$188,100	$—	$188,100
State and political subdivisions	—	108,048	—	108,048
Mortgage-backed securities	—	85,101	—	85,101
Commercial mortgage obligations	—	68,760	4,331	73,091
Corporate bonds	—	7,974	—	7,974
Other debt securities	—	1,693	—	1,693
Equity securities	2,985	—	—	2,985

Total available-for-sale securities	2,985	459,676	4,331	466,992
Interest rate swaps	—	492	—	492
Interest rate locks with customers	—	530	—	530
Forward loan commitments	—	269	—	269

Total assets	$2,985	$460,967	$4,331	$468,283

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three months ended September 30, 2010. There was no activity to report for the three months ended September 30, 2011.

	Three Months Ended September 30, 2010
		Total
	Balance at	Unrealized	Total Realized		Balance at
	June 30,	Gains or	Gains or		September 30,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$4,752	$130	$—	$(323)	$4,559
Asset-backed securities	301	(1)	—	(300)	—

Total Level 3 assets	$5,053	$129	$—	$(623)	$4,559

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011
		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Transfers	September 30,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	to Level 2	2011

Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

	Nine Months Ended September 30, 2010
			Total
	Balance at	Total Unrealized	Realized		Balance at
	December 31,	Gains Or	Gains or		September 30,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$276	$—	$(889)	$4,559
Asset-backed securities	573	(9)	—	(564)	—

Total Level 3 assets	$5,745	$267	$—	$(1,453)	$4,559

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three or nine month periods ended September 30, 2011 or 2010. The CMO security which was previously classified at Level 3 at September 30, 2010 and December 31, 2010 was transferred to Level 2 at March 31, 2011 as the CMO market for these types of securities are again being actively traded in the market and quoted prices are again observable at September 30, 2011.

The following table represents assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
				Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Impaired loans and leases	$—	$—	$39,947	$39,947
Mortgage servicing rights	—	2,360	—	2,360
Other real estate owned	—	7,711	—	7,711

Total	$—	$10,071	$39,947	$50,018

	At December 31, 2010
				Assets/Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Loans held for sale	$—	$4,178	$—	$4,178
Real estate-commercial loan	—	17,650	—	17,650
Impaired loans and leases	—	—	44,159	44,159
Mortgage servicing rights	—	2,441	—	2,441
Other real estate owned	—	2,438	—	2,438

Total	$—	$26,707	$44,159	$70,866

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at September 30, 2011 were carried at the lower of cost or estimated fair value.
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
Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan and lease is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and leases less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2011, impaired loans and leases had a carrying amount of $42.1 million with a valuation allowance of $2.2 million. At December 31, 2010, impaired loans and leases had a carrying amount of $45.8 million with a valuation allowance of $1.6 million.
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
The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the properly, less estimated costs to sell. New appraisals are generally obtained at least on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the nine months ended September 30, 2011, there were no triggering events that required valuation to fair value of goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At September 30, 2011		At December 31, 2010
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term interest- earning assets	$147,030	$147,030	$29,187	$29,187
Investment securities	412,340	412,026	467,024	467,024
Loans held for sale	1,724	1,773	4,178	4,178
Net loans and leases	1,405,409	1,438,907	1,440,288	1,499,065
Interest rate swaps	—	—	20,000	492
Interest rate locks with customers	51,569	1,359	37,691	530
Forward loan commitments	—	—	41,842	269
Liabilities:
Deposits	1,725,063	1,619,996	1,686,270	1,666,566
Short-term borrowings	107,621	104,394	114,871	114,908
Long-term borrowings	27,869	28,077	28,994	29,363
Interest rate swaps	20,000	1,347	—	—
Forward loan commitments	53,270	336	—	—
Off-Balance-Sheet:
Commitments to extend credit	—	(1,204)	—	(1,069)
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

Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity. At September 30, 2011, the fair values for non-maturing deposits are established based on expected cash flows and repricing characteristics for the instruments and incorporates Corporation developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments. At December 31, 2010, the fair value for non-maturing deposits were established using a decay factor estimate of cash flows based upon industry-accepted assumptions with the discount rate consisting of an appropriate risk free rate and including components for operating expense.
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
Executive Overview
The Corporation reported net income for the three months ended September 30, 2011 of $5.2 million or, $0.31 diluted earnings per share, compared to net income of $4.1 million, or $0.25 diluted earnings per share for the three months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $13.6 million, or $0.81 diluted earnings per share, compared to net income of $10.8 million, or $0.65 diluted earnings per share for the same period in the prior year.
Net interest income on a tax-equivalent basis for the three months ended September 30, 2011 was down $233 thousand, or 1.2% compared to the same period in 2010. The third quarter 2011 net interest margin was 4.15%, a decrease of 9 basis points from 4.24% for the second quarter of 2011 and level with the 4.15% for the third quarter of 2010. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2011 was up $2.4 million, or 4.2% compared to the same period in 2010. The tax equivalent net interest margin for the first nine months of 2011 was 4.21% compared to 4.08% for the first nine months of 2010. The increase in net interest income and the net interest margin for the nine months ended September 30, 2011, was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and declines in the volume of Federal Home Loan Bank of Pittsburgh (FHLB) borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation repaid its maturing FHLB advances in 2010, reducing average year-to-date FHLB advances from $58.1 million for the nine months ended September 30, 2010 to $5.0 million for the nine months ended September 30, 2011. FHLB advances remained at $5.0 million at September 30, 2011.
The provision for loan and lease losses decreased by $1.9 million for the three months ended September 30, 2011 compared to the same period in 2010 and by $950 thousand for the nine months ended September 30, 2011 from the comparable period in 2010.
Non-interest income increased $90 thousand or 1.0% during the three months ended September 30, 2011 compared to the same period in 2010 and $279 thousand or 1.1% for the nine months ended September 30, 2011 compared to the same period in the prior year.
Non-interest expense increased $124 thousand, or 0.7% for the three months ended September 30, 2011 compared to the same period in 2010 and decreased $712 thousand, or 1.4% for the nine months ended September 30, 2011 compared to the same period in 2010.
Nonperforming loans and leases decreased to $42.6 million at September 30, 2011 compared to $46.5 million at December 31, 2010. Nonperforming loans and leases were $34.8 million at September 30, 2010. Nonperforming loans and leases as a percentage of total loans and leases were 2.96% at September 30, 2011 compared to 3.16% at December 31, 2010 and 2.37% at September 30, 2010. Net charge-offs for the three months ended September 30, 2011 were $5.2 million compared to $5.8 million for the three months ended September 30, 2010. Net charge-offs for the nine months ended September 30, 2011 were $14.2 million compared to $11.2 million for the same period in the prior year. Charge-offs occurred primarily in the commercial real estate category, but occurred in all categories.
During the three months ended September 30, 2011, the Corporation deployed $742 thousand of capital to repurchase 56,408 shares of common stock through the stock repurchase program. Maximum shares available for future repurchases through the plan at September 30, 2011 was 587,374. Total shares outstanding at September 30, 2011 were 16,727,099.
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
Results of Operations
The Corporation’s consolidated net income and earnings per share, for the three and nine months ended September 30, 2011 and 2010, were as follows:

	For the Three Months				For the Nine Months
(Dollars in thousands,	Ended September 30,		Change		Ended September 30,		Change
except per share data)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Net income	$5,244	$4,147	$1,097	26.5%	$13,622	$10,847	$2,775	25.6%
Net income per share:
Basic	$0.31	$0.25	$0.06	24.0%	$0.81	$0.65	$0.16	24.6%
Diluted	0.31	0.25	0.06	24.0	0.81	0.65	0.16	24.6
Return on average shareholders’ equity was 7.55% and return on average assets was 0.98% for the three months ended September 30, 2011, compared to 6.07% and 0.78%, respectively, for the same period in 2010. Return on average shareholders’ equity was 6.69% and return on average assets was 0.87% for the nine months ended September 30, 2011, compared to 5.37% and 0.70%, respectively, for the same period in 2010.
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2011 and 2010. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Net interest income on a tax-equivalent basis for the three months ended September 30, 2011 decreased $233 thousand, or 1.2% compared to the same period in 2010. The tax-equivalent net interest margin for the three months ended September 30, 2011 remained level at 4.15% from the three-months ended September 30, 2010. Net interest income on a tax-equivalent basis increased $2.4 million, or 4.2% for the nine months ended September 30, 2011 compared to the same period in 2010. The tax-equivalent net interest margin for the nine months ended September 30, 2011 increased 13 basis points to 4.21% from 4.08% for the first nine months of 2010. The increase in net interest income and the net interest margin for the nine months ended September 30, 2011 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits as well as regular savings accounts, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation repaid its maturing FHLB advances in 2010, reducing average year-to-date FHLB advances from $58.1 million for the nine months ended September 30, 2010 to $5.0 million for the nine months ended September 30, 2011. FHLB advances remained at $5.0 million at September 30, 2011.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	For the Three Months Ended September 30,
	2011			2010
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$46,109	$25	0.22%	$32,983	$20	0.24%
U.S. Government obligations	129,263	509	1.56	156,579	669	1.70
Obligations of states and political subdivisions	112,935	1,720	6.04	109,376	1,746	6.33
Other debt and equity securities	167,178	1,347	3.20	165,238	1,687	4.05

Total interest-earning deposits and investments	455,485	3,601	3.14	464,176	4,122	3.52

Commercial, financial and agricultural loans	435,805	4,930	4.49	435,823	5,428	4.94
Real estate-commercial and construction loans	528,936	7,308	5.48	538,288	7,871	5.80
Real estate-residential loans	247,332	2,684	4.31	255,715	2,800	4.34
Loans to individuals	42,358	594	5.56	44,250	657	5.89
Municipal loans and leases	132,497	1,918	5.74	110,650	1,662	5.96
Lease financings	58,416	1,457	9.90	75,094	1,671	8.83

Gross loans and leases	1,445,344	18,891	5.19	1,459,820	20,089	5.46

Total interest-earning assets	1,900,829	22,492	4.69	1,923,996	24,211	4.99

Cash and due from banks	57,572			38,924
Reserve for loan and lease losses	(34,104)			(29,853)
Premises and equipment, net	34,257			34,862
Other assets	154,892			149,779

Total assets	$2,113,446			$2,117,708

Liabilities:
Interest-bearing checking deposits	$210,499	57	0.11	$179,117	61	0.14
Money market savings	291,830	167	0.23	301,674	239	0.31
Regular savings	483,341	349	0.29	454,358	578	0.50
Time deposits	394,509	1,597	1.61	432,881	2,339	2.14

Total time and interest-bearing deposits	1,380,179	2,170	0.62	1,368,030	3,217	0.93

Securities sold under agreements to repurchase	104,458	78	0.30	99,855	90	0.36
Other short-term borrowings	11	18	N/M	40,277	437	4.30
Long-term debt	5,000	48	3.81	5,000	48	3.81
Subordinated notes and capital securities	23,240	307	5.24	24,744	315	5.05

Total borrowings	132,709	451	1.35	169,876	890	2.08

Total interest-bearing liabilities	1,512,888	2,621	0.69	1,537,906	4,107	1.06

Demand deposits, non-interest bearing	292,273			274,583
Accrued expenses and other liabilities	32,783			34,174

Total liabilities	1,837,944			1,846,663

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,473			61,420
Retained earnings and other equity	122,697			118,293

Total shareholders’ equity	275,502			271,045

Total liabilities and shareholders’ equity	$2,113,446			$2,117,708

Net interest income		$19,871			$20,104

Net interest spread			4.00			3.93
Effect of net interest-free funding sources			0.15			0.22

Net interest margin			4.15%			4.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.64%			125.10%

	For the Nine Months Ended September 30,
	2011			2010
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$24,076	$40	0.22%	$24,727	$50	0.27%
U.S. Government obligations	150,902	1,865	1.65	143,238	2,332	2.18
Obligations of states and political subdivisions	110,730	5,153	6.22	108,287	5,289	6.53
Other debt and equity securities	169,453	4,403	3.47	176,317	5,640	4.28

Total interest-earning deposits and investments	455,161	11,461	3.37	452,569	13,311	3.93

Commercial, financial and agricultural loans	431,983	15,048	4.66	420,572	14,985	4.76
Real estate-commercial and construction loans	542,926	21,958	5.41	528,611	23,185	5.86
Real estate-residential loans	245,889	8,082	4.39	257,637	8,443	4.38
Loans to individuals	42,428	1,817	5.73	45,969	2,054	5.97
Municipal loans and leases	128,196	5,529	5.77	104,321	4,651	5.96
Lease financings	61,006	4,442	9.74	78,341	5,136	8.77

Gross loans and leases	1,452,428	56,876	5.24	1,435,451	58,454	5.44

Total interest-earning assets	1,907,589	68,337	4.79	1,888,020	71,765	5.08

Cash and due from banks	41,205			36,045
Reserve for loan and lease losses	(33,506)			(28,444)
Premises and equipment, net	34,393			34,908
Other assets	155,561			152,213

Total assets	$2,105,242			$2,082,742

Liabilities:
Interest-bearing checking deposits	$204,619	180	0.12	$177,776	180	0.14
Money market savings	292,620	542	0.25	291,841	832	0.38
Regular savings	482,026	1,186	0.33	438,832	2,020	0.62
Time deposits	403,729	5,018	1.66	434,334	7,993	2.46

Total time and interest-bearing deposits	1,382,994	6,926	0.67	1,342,783	11,025	1.10

Securities sold under agreements to repurchase	100,695	227	0.30	98,181	318	0.43
Other short-term borrowings	4,555	29	0.85	54,379	1,664	4.09
Long-term debt	5,000	142	3.80	5,485	142	3.46
Subordinated notes and capital securities	23,615	917	5.19	25,116	940	5.00

Total borrowings	133,865	1,315	1.31	183,161	3,064	2.24

Total interest-bearing liabilities	1,516,859	8,241	0.73	1,525,944	14,089	1.23

Demand deposits, non-interest bearing	283,124			253,238
Accrued expenses and other liabilities	32,966			33,560

Total liabilities	1,832,949			1,812,742

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,452			61,420
Retained earnings and other equity	119,509			117,248

Total shareholders’ equity	272,293			270,000

Total liabilities and shareholders’ equity	$2,105,242			$2,082,742

Net interest income		$60,096			$57,676

Net interest spread			4.06			3.85
Effect of net interest-free funding sources			0.15			0.23

Net interest margin			4.21%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.76%			123.73%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and nine months ended September 30, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Versus 2010			2011 Versus 2010
	Volume	Rate		Volume	Rate
	Change	Change	Total	Change	Change	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with other banks	$7	$(2)	$5	$(1)	$(9)	$(10)
U.S. Government obligations	(109)	(51)	(160)	121	(588)	(467)
Obligations of states and political subdivisions	56	(82)	(26)	118	(254)	(136)
Other debt and equity securities	20	(360)	(340)	(211)	(1,026)	(1,237)

Interest on deposits, investments and federal funds sold	(26)	(495)	(521)	27	(1,877)	(1,850)

Commercial, financial and agricultural loans and leases	—	(498)	(498)	390	(327)	63
Real estate-commercial and construction loans	(135)	(428)	(563)	607	(1,834)	(1,227)
Real estate-residential loans	(96)	(20)	(116)	(380)	19	(361)
Loans to individuals	(27)	(36)	(63)	(155)	(82)	(237)
Municipal loans and leases	319	(63)	256	1,031	(153)	878
Lease financings	(401)	187	(214)	(1,220)	526	(694)

Interest and fees on loans and leases	(340)	(858)	(1,198)	273	(1,851)	(1,578)

Total interest income	(366)	(1,353)	(1,719)	300	(3,728)	(3,428)

Interest expense:
Interest-bearing checking deposits	11	(15)	(4)	—	—	—
Money market savings	(8)	(64)	(72)	2	(292)	(290)
Regular savings	34	(263)	(229)	186	(1,020)	(834)
Time deposits	(196)	(546)	(742)	(530)	(2,445)	(2,975)

Interest on time and interest-bearing deposits	(159)	(888)	(1,047)	(342)	(3,757)	(4,099)

Securities sold under agreement to repurchase	4	(16)	(12)	8	(99)	(91)
Other short-term borrowings	(869)	450	(419)	(877)	(758)	(1,635)
Long-term debt	—	—	—	—	—	—
Subordinated notes and capital securities	(20)	12	(8)	(58)	35	(23)

Interest on borrowings	(885)	446	(439)	(927)	(822)	(1,749)

Total interest expense	(1,044)	(442)	(1,486)	(1,269)	(4,579)	(5,848)

Net interest income	$678	$(911)	$(233)	$1,569	$851	$2,420

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and nine months ended September 30, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Interest Income
Three months ended September 30, 2011 versus 2010
Interest income on a tax-equivalent basis for the three months ended September 30, 2011 decreased $1.7 million, or 7.1% from the same period in 2010. This decrease was mainly due to a 38 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 27 basis point decrease in the average rate earned on loans as well as a $14.5 million decrease in average loan volume. The decline in interest income on investment securities and deposits at other banks of $521 thousand for the three months ended September 30, 2011 compared to the same period in 2010 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $1.2 million during the three months ended September 30, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial business loans and commercial real estate and construction loans as well as decreases in average volume for commercial real estate and construction loans, residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were partially offset by growth in municipal loans and leases.

Nine months ended September 30, 2011 versus 2010
Interest income on a tax-equivalent basis for the nine months ended September 30, 2011 decreased $3.4 million, or 4.8% from the same period in 2010. This decrease was mainly due to a 56 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 20 basis point decrease in the average rate earned on loans partially offset by a $17.0 million increase in average loan volume. The decline in interest income on investment securities and deposits at other banks of $1.9 million for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $1.6 million during the nine months ended September 30, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate and construction loans as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were partially offset by growth of commercial business loans, commercial real estate and construction loans and municipal loans and leases.
Interest Expense
Three months ended September 30, 2011 versus 2010
Interest expense on a tax-equivalent basis for the three months ended September 30, 2011 decreased $1.5 million, or 36.2% from the comparable period in 2010. This decrease was mainly due to a 31 basis point decrease in the Corporation’s average cost of deposits as well as a $37.2 million decrease in average borrowings and a 73 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the three months ended September 30, 2011, interest expense on time deposits decreased $742 thousand and interest expense on savings accounts decreased by $229 thousand. For the three months ended September 30, 2011, average interest-bearing deposits increased by $12.1 million with increases in interest-bearing checking of $31.4 million, average regular savings of $29.0 million partially offset by decreases in average money market savings of $9.8 million and average time deposits of $38.4 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings and the amortization of fees on short-term FHLB letters of credit. Interest expense on other short-term borrowings decreased $419 thousand for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to a decrease in average volume of $40.3 million. The decreases in average rate and volume were due to maturities of FHLB advances.
Nine months ended September 30, 2011 versus 2010
Interest expense on a tax-equivalent basis for the nine months ended September 30, 2011 decreased $5.8 million, or 41.5% from the comparable period in 2010. This decrease was mainly due to a 43 basis point decrease in the Corporation’s average cost of deposits as well as a $49.3 million decrease in average borrowings and a 93 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the nine months ended September 30, 2011, interest expense on time deposits decreased $3.0 million and interest expense on savings accounts decreased by $834 thousand. For the nine months ended September 30, 2011, average interest-bearing deposits increased by $40.2 million with increases in interest-bearing checking of $26.8 million, average regular savings of $43.2 million partially offset by a decrease in average time deposits of $30.6 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts. Interest expense on other short-term borrowings decreased $1.6 million for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a decrease in average volume of $49.8 million and a reduction in average rate of 324 basis points. The decreases in average rate and volume were due to maturities of FHLB advances.

Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ and leases’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans and leases. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2011 and 2010 was $3.6 million and $5.5 million, respectively. The provision for the nine months ended September 30, 2011 and 2010 was $14.3 million and $15.3 million, respectively. The decreases in the provision were primarily the result of lower loan volume and a decrease in the historical loss factors.
Noninterest Income
Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on interest rate swaps, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. Other non-interest income includes gains (losses) on investments in partnerships and other miscellaneous income.
The following table presents noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)

Trust fee income	$1,625	$1,450	$175	12.1%	$4,875	$4,450	$425	9.6%
Service charges on deposit accounts	1,218	1,633	(415)	(25.4)	3,910	5,227	(1,317)	(25.2)
Investment advisory commission and fee income	1,239	1,227	12	1.0	3,595	3,435	160	4.7
Insurance commission and fee income	1,787	1,815	(28)	(1.5)	6,059	5,954	105	1.8
Other service fee income	814	962	(148)	(15.4)	3,606	3,346	260	7.8
Bank owned life insurance income	554	326	228	69.9	1,166	860	306	35.6
Other-than-temporary impairment on equity securities	(1)	(12)	11	91.7	(11)	(59)	48	81.4
Net gain on sales of securities	848	339	509	N/M	1,417	426	991	N/M
Net gain on mortgage banking activities	913	1,246	(333)	(26.7)	1,216	2,181	(965)	(44.2)
Net loss on interest rate swap	—	(246)	246	N/M	—	(1,072)	1,072	N/M
Net loss on dispositions of fixed assets	(3)	—	(3)	N/M	(12)	(11)	(1)	(9.1)
Net loss on sales and write-downs of other real estate owned	(141)	(5)	(136)	N/M	(758)	(368)	(390)	N/M
Other	121	149	(28)	(18.8)	366	781	(415)	(53.1)

Total noninterest income	$8,974	$8,884	$90	1.0	$25,429	$25,150	$279	1.1

Three months ended September 30, 2011 versus 2010
Non-interest income for the three months ended September 30, 2011 was $9.0 million, a slight increase of $90 thousand compared to the same period in 2010. Non-interest income for the three months ended September 30, 2011 included a net gain on sales of securities of $848 thousand, an increase of $509 thousand from the three months ended September 30, 2010. These net securities gains were offset by a mortgage servicing right impairment of $672 thousand during the three months ended September 30, 2011 primarily due to the decline in interest rates which increased the projected speeds of prepayment. This impairment is an increase of $260 thousand compared to the three months ended September 30, 2010 and is reflected in other service fee income. Non-interest income also included increases in trust fee income of $175 thousand and bank owned life insurance income of $228 thousand. Additionally, the three months ended September 30, 2010 was impacted by a fair value write-down on the ineffective portion of a fair value swap of $246 thousand, which was terminated in August, 2010. These favorable variances were offset by a $415 thousand decline in service charges on deposit accounts, primarily due to the amendments to Regulation E which were implemented on August 15, 2010; a $333 thousand decrease in the net gain on mortgage banking activities as a result of lower volume and net gains on sales; and a $150 thousand negative valuation adjustment on one real estate owned property based on the updated fair value.
The decrease in service charges on deposit accounts during the three months ended September 30, 2011 from the comparable period in 2010 was primarily due to decreased levels of insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Corporation implemented the provisions of Regulation E in the third quarter of 2010.
Bank owned life insurance income for the three months ended September 30, 2011 included proceeds from a death benefit of $429 thousand. This was partially offset by a net decrease of $264 thousand in the change in the cash surrender value of the policies.
The sale of available for sale investment securities during the three months ended September, 30, 2011 and 2010 amounted to $34.6 million and $9.9 million, respectively and consisted primarily of U.S. government agency and municipal bonds. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during the three months ended September 30, 2011 and 2010. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.
Nine months ended September 30, 2011 versus 2010
Non-interest income for the nine months ended September 30, 2011 was $25.4 million, an increase of $279 thousand or 1.1% compared to the nine months ended September 30, 2010. Non-interest income during the nine months ended September 30, 2011 included increases from trust fees of $425 thousand, investment advisory commissions and fees of $160 thousand, insurance commissions and fees of $105 thousand, bank owned life insurance income of $306 thousand, other service fee income of $260 thousand primarily related to interchange fees, and an increase in the net gain on sales of securities of $991 thousand. Additionally, the nine months ended September 30, 2010 was impacted by fair value write-downs on the ineffective portion of a fair value swap of $1.1 million, which was terminated in August 2010. These favorable variances were partially offset by a decline of $1.3 million in service charges on deposit accounts, mainly due to the amendments to Regulatory E which were implemented on August 15, 2010 as previously discussed and a decline of $965 thousand in the net gain on mortgage banking activities due to weaker mortgage demand in the first six months of the year. During the third quarter of 2011, mortgage demand has shown significant improvement due to re-financings. In addition, fair value write-downs on other real estate owned properties increased by $390 thousand and the first quarter of 2010 included a litigation settlement.

During the nine months ended September 30, 2011 and 2010, the Corporation sold available for sale securities totaling $40.5 million and $13.5 million, respectively, primarily from the U.S. government agency and municipal bond portfolios.
For the nine months ended September 30, 2010, the Corporation recognized a loss of $1.1 million on the ineffective portion of a fair value interest rate swap for a commercial real estate loan mainly related to re-designation of the swap during the first quarter of 2010 and a decline in interest rates. This interest rate swap was terminated in the third quarter of 2010 due to the forecasted low interest rate environment. The underlying commercial loan had a positive fair value adjustment at the termination date of $859 thousand which is being amortized through a reduction of interest income over the remaining life of the loan.
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
The following table presents noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and benefits	$9,888	$9,775	$113	1.2%	$28,505	$29,055	$(550)	(1.9)%
Net occupancy	1,361	1,384	(23)	(1.7)	4,272	4,047	225	5.6
Equipment	1,026	1,051	(25)	(2.4)	2,968	2,889	79	2.7
Marketing and advertising	305	365	(60)	(16.4)	1,287	1,966	(679)	(34.5)
Deposit insurance premiums	442	698	(256)	(36.7)	1,582	1,958	(376)	(19.2)
Other	4,273	3,898	375	9.6	11,833	11,244	589	5.2

Total noninterest expense	$17,295	$17,171	$124	0.7	$50,447	$51,159	$(712)	(1.4)

Three months ended September 30, 2011 versus 2010
Non-interest expense for the three months ended September 30, 2011 was $17.3 million, a slight increase of $124 thousand compared to the same period in 2010. Salaries and benefits expense increased by $113 thousand, due to increased incentive plan expenses, and other expenses increased $375 thousand primarily due to loan workout and legal expenses. The increases for the three months ended September 30, 2011 were partially offset by a decline in deposit insurance premiums of $256 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity.
Nine months ended September 30, 2011 versus 2010
For the nine months ended September 30, 2011, non-interest expense was $50.4 million, a decrease of $712 thousand or 1.4% compared to the same period in the prior year. This was attributed to a decline of $550 thousand in salaries and benefits as a result of higher deferred loan origination costs on loan credits partially offset by higher commissions expense, restricted stock expense, employee incentive expense and salaries and benefits expense to grow the mortgage banking business. The Corporation implemented higher deferred loan origination costs on loan credits, commencing during the fourth quarter of 2010, based upon an in-depth study performed which incorporated management’s additional review time spent as a result of increased scrutiny of loan credits. Additionally, as more loan approvals are currently being approved at the Committee level as opposed to individual relationship managers and as the Corporation proactively manages its credit risk given the current economic environment, increased costs for each loan credit are being incurred in connection with the loan approval process; and as a result, a higher level of costs are being deferred. Additionally, the decrease was a result of a decline of $679 thousand in marketing and advertising expenses due to higher expenses in 2010 to support a major brand campaign and a decline of $376 thousand in deposit insurance premiums as previously discussed. These decreases were partially offset by increases in occupancy expenses primarily due to increased rent, taxes and other occupancy costs related to a branch relocation and branch improvements and increases in other expenses mostly due to increased loan workout and processing expenses.

Tax Provision
The provision for income taxes for the three months ended September 30, 2011 and 2010 was $1.4 million and $990 thousand, at effective rates of 21.1% and 19.3%, respectively. The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $3.4 million and $2.2 million, at effective rates of 20.1% and 16.8%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance. The increase in the effective tax rate between the three-month and nine-month periods is primarily due to a smaller percentage of tax-exempt income to pre-tax income.
Financial Condition
Assets
Total assets increased $40.2 million since December 31, 2010 primarily due to an increase in cash and interest bearing deposits with other banks, partially offset by a decrease in loans and leases and investment securities. The following table presents the assets for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Cash, interest-earning deposits and federal funds sold	$147,030	$29,187	$117,843	N/M %
Investment securities	412,340	467,024	(54,684)	(11.7)
Loans held for sale	1,724	4,178	(2,454)	(58.7)
Total loans and leases	1,436,411	1,471,186	(34,775)	(2.4)
Reserve for loan and lease losses	(31,002)	(30,898)	(104)	(0.3)
Premises and equipment, net	34,132	34,605	(473)	(1.4)
Goodwill and other intangibles, net	56,038	56,797	(759)	(1.3)
Bank owned life insurance	60,885	48,010	12,875	26.8
Accrued interest and other assets	56,569	53,804	2,765	5.1

Total assets	$2,174,127	$2,133,893	$40,234	1.9

Cash, Interest-earning Deposits and Federal Funds Sold
Cash and interest-earning deposits increased as of September 30, 2011 as compared to December 31, 2010 primarily due to an increase in cash maintained at the Federal Reserve Bank. This was mainly due to the inflow of public funds deposits which were primarily invested in overnight fed funds, as the Corporation’s cash position increased by $79.3 million from December 31, 2010 to September 30, 2011.
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
Total investments decreased by $54.7 million at September 30, 2011 compared to December 31, 2010. Maturities and pay-downs of $50.7 million, calls of $102.4 million, and sales of $40.5 million, were partially offset by purchases of $129.4 million.
Loans and Leases
Total gross loans and leases decreased by $34.8 million at September 30, 2011 as compared to December 31, 2010 mainly due to continued light credit demand and utilization of lines by both business and consumers as a result of the prolonged challenging economic environment. Declines occurred in construction loans of $36.7 million, residential mortgages secured for business purposes of $9.8 million, lease financings of $8.5 million and consumer loans of $1.8 million while commercial, financial and agricultural loans increased by $10.0 million, commercial real estate increased by $2.4 million, and residential loans secured for personal purposes increased by $9.5 million.

Bank Owned Life Insurance
The Corporation purchased bank owned life insurance policies totaling $12.5 million during the three months ended September 30, 2011. The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to its employees under its benefit plans.
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
Total cash basis, troubled debt restructured and nonaccrual loans and leases totaled $42.1 million at September 30, 2011, $45.8 million at December 31, 2010, and $33.9 million at September 30, 2010; the balance at September 30, 2011 primarily consisted of commercial real estate as well as construction and commercial business loans. For the nine months ended September 30, 2011 and 2010, impaired loans and leases resulted in lost interest income of $2.0 million and $1.5 million, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.48% as of September 30, 2011, compared to 3.32% as of December 31, 2010 and 2.47% as of September 30, 2010. The ratio of nonperforming assets to total assets was 2.31% at September 30, 2011, 2.29% at December 31, 2010 and 1.72% at September 30, 2010.
At September 30, 2011, the recorded investment in loans and leases that were considered to be impaired was $42.1 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $2.2 million. At December 31, 2010, the recorded investment in loans and leases that were considered to be impaired was $45.8 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.6 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases at September 30, 2011 declined in all loan categories compared to December 31, 2010. Charge-offs, foreclosures on commercial real estate loans and pay-downs exceeded the additions to impaired loans during the nine months ended September 30, 2011. Impaired loans at September 30, 2011 included one large Shared National Credit to a theatre on nonaccrual status which represented $11.3 million in the aggregate of which a total of $2.6 million was charged-off and the remaining three loans totaling $8.7 million were moved to nonaccrual during the second quarter of 2011. Two of the loans for this customer totaling $6.7 million were restructured into one loan during the third quarter of 2011 with a reduced interest rate. At September 30, 2011, the loan was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. Impaired loans at September 30, 2011 also included several large commercial real estate, construction, and commercial business credits which migrated to non-accrual status during the fourth quarter of 2010 and consisted of a construction company and a manufacturing company. In addition, impaired loans at September 30, 2011 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $14.5 million at September 30, 2011. There was a specific allowance on this credit of $24 thousand at September 30, 2011. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. The Corporation will continue to closely monitor the impaired loans and may have to provide additional reserves in future quarters related to these credits. At September 30, 2010, the recorded investment in loans and leases that were considered to be impaired was $33.9 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan and lease losses for those loans was $1.0 million.

The other real estate owned balance increased from $2.4 million at December 31, 2010 to $7.7 million at September 30, 2011 and consisted of six commercial properties and one residential property. During the first nine months of 2011, eight properties were acquired and three properties were sold. The net loss on sales and write-downs of other real estate owned based on the updated fair values was $758 thousand for the nine months ended September 30, 2011. As of September 30, 2011, a total of three properties totaling $993 thousand are under agreements of sale.
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

	At September 30,	At December 31,	At September 30,
(Dollars in thousands)	2011	2010	2010

Nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*:
Commercial, financial and agricultural	$5,861	$7,627	$3,708
Real estate — commercial	26,354	28,183	19,728
Real estate — construction	4,887	6,874	6,641
Real estate — residential	358	1,625	1,983
Loans to individuals	—	21	—
Lease financings	720	902	983

Total nonaccruing loans and leases, including nonaccrual troubled debt restructured loans and leases*	38,180	45,232	33,043
Accruing troubled debt restructured loans and leases, not included above	3,925	550	813

Total impaired loans and leases	$42,105	$45,782	$33,856

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$—	$—	$94
Real estate — commercial	—	—	—
Real estate — residential	111	314	348
Loans to individuals	332	382	457
Lease financings	6	—	—

Total accruing loans and leases, 90 days or more past due	$449	$696	$899

Total non-performing loans and leases	$42,554	$46,478	$34,755

Other real estate owned	$7,711	$2,438	$1,557

Total non-performing assets	$50,265	$48,916	$36,312

*	Includes non-accrual troubled debt restructured loans and leases of $6.8 million, $1.2 million and $1.1 million at September 30, 2011, December, 31, 2010 and September 30, 2010, respectively.

The following table provides additional information on the Corporation’s nonaccrual loans:

	At September 30,	At December 31,	At September 30,
(Dollars in thousands)	2011	2010	2010
Total nonaccrual loans, including nonaccrual troubled debt restructured loans and leases	$38,180	$45,232	$33,043
Nonaccrual loans and leases with partial charge-offs	8,804	10,527	11,923
Life-to-date partial charge-offs on nonaccrual loans and leases	9,329	5,497	5,826
Charge-off rate of nonaccrual loans and leases with partial charge-offs	51.4%	34.3%	32.8%
Specific reserves on impaired loans	2,158	1,623	1,020
Reserve for Loan and Lease Losses
Management believes the reserve for loan and lease losses is maintained at a level that is adequate as of September 30, 2011 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.
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
Wholesale leasing portfolios are purchased by the Bank’s subsidiary, Univest Capital, Inc. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding equaled $3.9 million at September 30, 2011 and $9.4 million at December 31, 2010. The Corporation discontinued the practice of purchasing wholesale leasing portfolios during 2010.
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
The reserve for loan and lease losses was $31.0 million at September 30, 2011, a slight increase of $104 thousand compared to December 31, 2010. The ratio of the reserve for loan and lease losses to total loans and leases increased to 2.16% at September 30, 2011 from 2.10% at December 31, 2010 and 1.97% at September 30, 2010. Management believes that, as of September 30, 2011, the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $344 thousand and $363 thousand for the three months ended September 30, 2011 and 2010, respectively, and $989 thousand and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. The Corporation also has goodwill with a net carrying amount of $51.3 million at September 30, 2011 and December 31, 2010, which is deemed to be an indefinite intangible asset and is not amortized.
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
Other Assets
At September 30, 2011 and December 31, 2010, the Bank held $3.3 million in Federal Reserve Bank stock as required by member banks of the Federal Reserve System. The Bank is also required to hold stock in the FHLB in relation to the level of outstanding FHLB borrowings by the Bank. The Bank held FHLB stock of $6.1 million and $7.1 million as of September 30, 2011 and December 31, 2010, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of its dividends and the repurchase of excess capital stock in order to rebuild its capital levels. This is due to the other-than-temporary impairment write down required on the FHLB’s private-label mortgage portfolio which could reduce their capital below required levels. Additionally, the FHLB might require its members to increase its capital stock requirement. During the fourth quarter of 2010 and the first through third quarters of 2011, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. Under the plan, each FHLBank will, on a quarterly basis, beginning in the third quarter of 2011, allocate at least 20 percent of its net income to a separate restricted retained earnings account until the balance of the account equals one percent of that FHLBank’s balance of outstanding obligations. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock, it is temporary. Therefore, as of September 30, 2011 and December 31, 2010, the FHLB stock is recorded at cost.

Liabilities
Total liabilities increased $31.4 million since December 31, 2010 primarily due to increases in deposits. The following table presents the liabilities for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent

Deposits	$1,725,063	$1,686,270	$38,793	2.3%
Short-term borrowings	107,621	114,871	(7,250)	(6.3)
Long-term borrowings	27,869	28,994	(1,125)	(3.9)
Accrued expenses and other liabilities	38,475	37,534	941	2.5

Total liabilities	$1,899,028	$1,867,669	$31,359	1.7

Deposits
Total deposits increased by $38.8 million primarily the result of an increase of public fund balances of approximately $53.9 million, due to anticipated seasonal collection of tax deposits as well as larger balances being maintained by existing public funds customers. The increases in public fund balances consisted of $38.1 million of time deposits and $15.8 million of core deposits.
Borrowings
Long-term borrowings at September 30, 2011, included $2.3 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. Short-term borrowings decreased mainly due to a decrease in federal funds purchased of $24.6 million partially offset by an increase in securities sold under agreements to repurchase of $17.4 million.
Shareholders’ Equity
Total shareholders’ equity at September 30, 2011 increased $8.9 million since December 31, 2010. This increase was primarily due to the issuance of stock under the dividend reinvestment and employee stock purchase plans, reductions in unrealized losses on the investment portfolio, and net income exceeding dividends declared.
The following table presents the shareholders’ equity for the periods indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2011	2010	Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,326	59,080	(754)	(1.3)
Retained earnings	155,617	151,978	3,639	2.4
Accumulated other comprehensive loss	(2,251)	(6,766)	4,515	66.7
Treasury stock	(27,925)	(29,400)	1,475	5.0

Total shareholders’ equity	$275,099	$266,224	$8,875	3.3

Retained earnings at September 30, 2011 were impacted by the nine months of net income of $13.6 million offset by cash dividends of $10.0 million declared during the first nine months of 2011. Additional paid-in capital decreased mainly due to shares issued for restricted stock awards. The decrease in accumulated other comprehensive loss was mainly a result of increases in the fair values of municipal bonds and U.S. government agency securities. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards, which were partially offset by purchases of treasury stock.

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
Table 4 — Regulatory Capital

					To Be Well-Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$264,429	16.00%	$132,228	8.00%	$165,284	10.00%
Bank	249,511	15.32	130,278	8.00	162,848	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,436	14.73	66,114	4.00	99,171	6.00
Bank	229,022	14.06	65,139	4.00	97,709	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,436	11.84	82,215	4.00	102,769	5.00
Bank	229,022	11.24	81,485	4.00	101,856	5.00

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$260,244	15.47%	$134,623	8.00%	$168,279	10.00%
Bank	243,908	14.71	132,674	8.00	165,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	238,393	14.17	67,312	4.00	100,968	6.00
Bank	223,050	13.45	66,337	4.00	99,505	6.00
Tier 1 Capital (to Average Assets):
Corporation	238,393	11.45	82,649	4.00	103,311	5.00
Bank	223,050	10.89	81,911	4.00	102,389	5.00
As of September 30, 2011 and December 31, 2010, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of September 30, 2011, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $362.9 million. At September 30, 2011 and December 31, 2010, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At September 30, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $115.5 million which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at September 30, 2011 and December 31, 2010. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2011 and December 31, 2010, the Corporation had no outstanding borrowings under this line.

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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Except for the addition of the risk factor detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation.
On August 5, 2011, Standard & Poor’s downgraded the U.S. long-term debt rating from AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of long-term debt instruments issued by ten of the twelve FHLB Banks, including the Federal Home Loan Bank of Pittsburgh from AAA to AA+ (two of the FHLBs were already rated AA+). The full impact of these recent credit rating downgrades is currently unknown. However, in addition to causing potential economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that the Corporation holds, the availability of those securities as collateral for borrowing, and the Corporation’s ability to access capital markets on favorable terms, as well as have other material adverse effects on the Corporation’s business, financial condition and results of operations.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 — 31, 2011	—	—	—	643,782
August 1 — 31, 2011	9,000	$13.22	9,000	634,782
September 1 — 30, 2011	47,408	$13.14	47,408	587,374

Total	56,408	$13.15	56,408

1.	Transactions are reported as of settlement dates.

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

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Removed and Reserved
Item 5.	Other Information
None

Item 6. Exhibits
a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

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
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania (Registrant)
Date: November 8, 2011	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Senior Executive Vice President,
and Chief Financial Officer (Principal Financial and Accounting Officer)