Form 10-K
period 2011-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2012-03-02
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File number 0-7617
Univest Corporation of Pennsylvania
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street
Souderton, Pennsylvania	18964
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(215) 721-2400
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Number of shares outstanding at 1/31/12

Common Stock, $5 par value	16,745,004
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $251,684,935 as of June 30, 2011 based on the June 30, 2011 closing price of the Registrant’s Common Stock of $15.63 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 17, 2012.

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
General
Univest Corporation of Pennsylvania, (the Corporation), is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation elected to become a Financial Holding Company in 2000 as provided under Title I of the Gramm-Leach-Bliley Act. The Corporation decided to terminate its Financial Holding Company status which became effective in February 2011; this had no material impact on the Corporation. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank), Univest Delaware, Inc., and Univest Reinsurance Corporation. The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964.
Effective as of the close of the business on June 29, 2011 and following receipt of required regulatory approvals, the Bank converted from a national bank to a Pennsylvania state-chartered bank and trust company, as authorized by the National Bank Act and Pennsylvania law. The Corporation believes that the charter conversion will allow greater flexibility to execute its strategy as a community bank and remain competitive in the markets it chooses to serve. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. The conversion to a state charter did not have any significant financial or regulatory impact or affect the Corporation’s current activities or customers.
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

As of December 31, 2011, the Corporation had total assets of $2.2 billion, net loans and leases of $1.4 billion, total deposits of $1.7 billion and total shareholders’ equity of $273.0 million.
Employees
As of December 31, 2011, the Corporation and its subsidiaries employed five hundred and sixty-six (566) persons. None of these employees are covered by a collective bargaining agreement and the Corporation believes it enjoys good relations with its personnel.
Market Area
The Corporation is headquartered in Souderton, Pennsylvania, which is located in southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where all of our thirty-two retail financial service centers are located. These are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Jefferson Health Care, Prudential Insurance, Glaxo Smith Kline, Lockheed Martin, Aetna/U.S. Healthcare, Unisys Corporation, St. Mary Medical Center, Healthcare Services, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital and Northtec LLC. Unemployment rates as of December 2011 were 6.3% and 6.5% in Montgomery and Bucks counties, respectively, significantly lower than Pennsylvania’s state unemployment rate of 7.2% and the federal unemployment rate of 8.3%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in Lehigh and Chester counties. These areas currently represent a small segment of the Corporation’s market area.
The Corporation ranks sixth in market share in Montgomery County with fifteen financial service centers and 5.15% of total market share, and eleventh in Bucks County with seventeen financial service centers and 3.04% of total market share according to data provided by SNL Financial. Montgomery County’s population has grown 6.8% to 800,000 since the year 2000, and is expected to grow 2.9% through 2015, while Bucks County’s population has grown 5.4% to 630,000 during the same period, and is expected to grow .6% through 2015, according to SNL Financial. The median age is 40.6 years and 42.0 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40.2 years in Pennsylvania and slightly higher than the median age in the Unites States of 37.2 years. County estimates project the median age to increase over the next two decades. Median yearly household income of $81,000 during 2010 for Montgomery County has increased 32.3% since 2000, and is expected to increase 16.6% through 2015; median yearly household income of $79,000 during 2010 for Bucks County has increased 31.9% since 2000 and is expected to increase 15.8% through 2015, according to SNL Financial. The yearly median income for both counties is well above that of both the state of Pennsylvania and the United States of $53,000 and $54,000 during 2010, respectively.
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
Supervision and Regulation
The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the Federal Deposit Insurance Corporation.

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
The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX was enacted to address corporate and accounting fraud. SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal controls over financial reporting, identify any material weaknesses in its internal controls over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2011. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.
In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted and in February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. Under these laws, the Treasury was granted authority to provide a financial stability plan intended to provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation; increase the limits on federal deposit insurance; and provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans. The Corporation did not participate in the U.S. Treasury’s Capital Purchase Program.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).
The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:
•
Centralized responsibility for consumer financial protection by the creation of a new agency, the Consumer Financial Protection Bureau, that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•
Increased the FDIC assessment for depository institutions with assets of $10 billion or more, changed the basis for determining FDIC premiums from insured deposits to consolidated assets less tangible capital; and increases the minimum reserve ratio for the deposit insurance fund to 1.35% by September 30, 2020;

•
Permanently increased the federal deposit insurance coverage to $250 thousand, increased the Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Amended the Electronic Funds Transfer Act, “Regulation E” to give the Federal Reserve authority to establish rules to limit debit-card interchange fees and rules regarding overdraft fees;
•	Provides for new disclosures and other requirements relating to executive compensation, proxy access by shareholders and corporate governance;
•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Created a financial stability oversight council responsible for recommending to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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
The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB as regulated by the FHLB. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. Since October 2010, the FHLB has repurchased a limited amount of excess capital stock each quarter. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. At December 31, 2011, the Bank owned $5.8 million in FHLB capital stock.
The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default—the other banks may be assessed for the FDIC’s loss, subject to certain exceptions. Presently, the Bank has affiliates but none of them is a separate banking institution. During the fourth quarter of 2009, the FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund (DIF) which was finalized in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. At December 31, 2011 $4.0 million remained in a prepaid asset account. The prepaid amount of $4.0 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2012 through 2013 period as the actual FDIC assessment is determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
In February 2011, the FDIC issued a final rule regarding deposit insurance assessments. The rule changed the assessment base as required by the Dodd-Frank Act from domestic deposits to average consolidated total assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF. The changes became effective beginning with the second quarter 2011 and were payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Nearly all institutions with assets less than $10 billion pay smaller assessments as a result of this rule. The rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are part of the new assessment base. It also created a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term unsecured debt issued by another insured depository institution. This adjustment amounts to 50 basis points for every dollar of long-term unsecured debt held in excess of 3 percent of Tier 1 capital. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

Statistical Disclosure
Univest Corporation of Pennsylvania and its subsidiaries Univest Bank and Trust Co., Univest Insurance, Inc., Univest Capital, Inc., Univest Investments, Inc. and TCG Investment Advisory, provide Financial Solutions to individuals, businesses, municipalities and nonprofit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market. The acquisitions included:
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
Securities and Exchange Commission Reports
The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2011 to each shareholder who requests one in writing after March 31, 2012. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.
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
The U.S. economy entered into one of the longest economic recessions in December 2007. The capital and credit markets experienced extreme volatility and disruption for an extended period of time. The volatility and disruption in the capital and credit markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. This resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks. Uncertainty in the financial markets and downturn in general economic conditions, including dramatic declines in the housing market, with falling home prices and increased foreclosures and high levels of unemployment, has persisted over the past few years. Although general economic trends and market conditions have since stabilized to some degree, the continued economic pressures on consumers and businesses and continued high unemployment rate may adversely affect our business, financial condition, and results of operations.

Downgrades in U.S. Government and federal agency securities and Europe’s debt crisis could adversely affect the Corporation.
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
In addition, the possibility that certain European Union (EU) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.
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
Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery, Chester and Lehigh Counties in Pennsylvania. Because of our geographic concentration, continuation of the economic downturn in our region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.
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
Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2011, 17.4% of our deposit base was comprised of noninterest bearing deposits, of which 13.8% consisted of business deposits, which are primarily operating accounts for businesses, and 3.6% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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
Natural disasters, acts of war or terrorism and other external events could negatively impact the Corporation.
Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. In addition, such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Our management has established disaster recovery policies and procedures that are expected to mitigate events related to natural or man-made disasters; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation’s financial condition.
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
As of December 31, 2011, approximately 82.7% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases; these are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses will increase if the economy worsens.
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
We are subject to Federal Reserve Board regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against our Bank under these laws could have a material adverse effect on our results of operations.
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
The Corporation is a bank holding company and our operations are conducted by our subsidiaries from which we receive dividends. The ability of our subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of our Bank to pay cash dividends to the Corporation is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to state member banks in the Federal Reserve System. If our Bank is not permitted to pay cash dividends to the Corporation, it is unlikely that we would be able to pay cash dividends on our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Corporation and its subsidiaries occupy forty-one properties in Montgomery, Bucks, Chester and Lehigh counties in Pennsylvania and Prince Georges County in Maryland, which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.
The Corporation owns its corporate headquarters building, which is shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Investments, Inc. also occupies a location in Allentown, Lehigh County. Univest Insurance, Inc. occupies three locations, of which two are owned by the Bank, one in Lansdale, Montgomery County and one in West Chester, Chester County; and one is leased in Upper Marlboro, Prince Georges County in Maryland. Univest Capital, Inc. occupies one leased location in Bensalem, Bucks County. The Bank serves the area through its thirty traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which ten are owned, two are leased and three are buildings owned on leased land; seventeen banking offices are located in Bucks County, of which five are owned, ten are leased and two are buildings owned on leased land. The Bank has two additional regional leased offices primarily used for loan productions one of which is located in Bucks County and one in Lehigh County.
Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities. The Bank has eight off-premise automated teller machines located in Montgomery County, and one off-premise automated teller machine located in Bucks County. The Bank provides banking services nationwide through the internet via its websites www.univestdirect.com or www.univest.net.

Item 3.	Legal Proceedings
Management is not aware of any litigation that would have a material adverse effect on the Corporation’s consolidated balance sheet or statement of income. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2011, the Corporation had 4,856 stockholders.
StockTrans, Inc., a Broadridge Company, serves as the Corporation’s transfer agent. StockTrans, Inc. is located at 44 West Lancaster Avenue, Ardmore, PA. Shareholders can contact a representative by calling 610-649-7300.
Range of Market Prices of Common Stock and Cash Dividends
The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions. The table also presents the cash dividends paid per share for each quarter.

	Market Price		Cash dividends
2011	High	Low	paid per share
January–March	$19.98	$15.82	$0.20
April–June	17.99	15.00	0.20
July–September	16.91	12.09	0.20
October–December	16.09	12.86	0.20

	Market Price		Cash dividends
2010	High	Low	paid per share
January–March	$19.90	$16.64	$0.20
April–June	21.86	17.08	0.20
July–September	18.25	15.71	0.20
October–December	20.41	17.08	0.20

Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2011, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2006, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.
Comparison of Cumulative Total Return on
$100 Investment Made on December 31, 2006
Five Year Cumulative Total Return Summary

	2006	2007	2008	2009	2010	2011
Univest Corporation of Pennsylvania	100.00	71.64	112.31	63.87	72.98	58.73
NASDAQ Stock Market (US)	100.00	110.65	66.44	96.52	114.02	113.14
NASDAQ Banks	100.00	80.13	62.94	52.67	60.11	53.82

Equity Compensation Plan Information
The following table sets forth information regarding outstanding options and shares under the equity compensation plan, “Univest 2003 Long-term Incentive Plan,” as of December 31, 2011:

(c)
Number of
Securities
Remaining
	(a)		Available for
	Number of	(b)	Future
	Securities to	Weighted-	Issuance Under
	be Issued	Average	Equity
	Upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
Equity compensation plan approved by security holders	497,499	$22.09	762,758
Equity compensation plans not approved by security holders	—	—	—

Total	497,499	$22.09	762,758

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number	Number
			of Shares	of Shares
			Purchased as	that May
			Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Oct. 1, 2011 – Oct. 31, 2011	—	$—	—	587,374
Nov. 1, 2011 – Nov. 30, 2011	—	—	—	587,374
Dec. 1, 2011 – Dec. 31, 2011	20,629	13.83	20,629	566,745

Total	20,629	13.83	20,629

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Earnings
Interest income	$85,468	$91,003	$96,359	$108,057	$116,144
Interest expense	10,728	17,469	28,723	42,310	54,127

Net interest income	74,740	73,534	67,636	65,747	62,017
Provision for loan and lease losses	17,479	21,565	20,886	8,769	2,166

Net interest income after provision for loan and lease losses	57,261	51,969	46,750	56,978	59,851
Noninterest income	34,407	34,418	29,917	26,615	27,268
Noninterest expense	68,010	67,349	65,324	57,225	52,211

Income before income taxes	23,658	19,038	11,343	26,368	34,908
Applicable income taxes	4,776	3,282	563	5,778	9,351

Net income	$18,882	$15,756	$10,780	$20,590	$25,557

Financial Condition at Year End
Cash, interest-earning deposits and federal funds sold	$107,377	$29,187	$68,597	$40,066	$59,385
Investment securities	471,165	467,024	420,045	432,266	415,465
Net loans and leases	1,416,536	1,440,288	1,401,182	1,436,774	1,342,356
Assets	2,206,839	2,133,893	2,085,421	2,084,797	1,972,505
Deposits	1,749,232	1,686,270	1,564,257	1,527,328	1,532,603
Borrowings	137,234	143,865	214,063	312,736	208,729
Shareholders’ equity	272,979	266,224	267,807	203,207	198,726

Per Common Share Data
Average shares outstanding (in thousands)	16,743	16,645	14,347	12,873	12,885
Earnings per share — basic	$1.13	$0.95	$0.75	$1.60	$1.98
Earnings per share — diluted	1.13	0.95	0.75	1.60	1.98
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	16.34	15.99	16.27	15.71	15.49
Dividend payout ratio	70.87%	84.32%	109.33%	50.03%	40.40%

Profitability Ratios
Return on average assets	0.89%	0.75%	0.52%	1.02%	1.32%
Return on average equity	6.91	5.82	4.68	10.09	13.44
Average equity to average assets	12.87	12.92	11.06	10.08	9.84

Asset Quality Ratios
Nonperforming loans and leases to total loans and leases	2.94%	3.16%	2.65%	0.45%	0.65%
Net charge-offs to average loans and leases outstanding	1.28	1.07	0.63	0.62	0.17
Allowance for loan and leases losses to total loans and leases	2.07	2.10	1.74	0.90	0.97
Allowance for loan and leases losses to nonperforming loans and leases	70.34	66.48	65.54	200.15	148.79

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)

The information contained in this report may contain forward-looking statements, including statements relating to Univest Corporation of Pennsylvania (the Corporation) and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation’s actual results may differ materially from those anticipated, projected, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Item 1. “Business,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report.
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
Fair Value Measurement of Investment Securities Available for Sale and Assessment for Impairment of Certain Investment Securities: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.
Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does have not sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.
Management evaluates debt securities, which comprise of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses; except for one corporate bond with a downgraded rating and is closely monitored by management. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that certain equity securities will not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

Reserve for Loan and Lease Losses: Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in reserves that may negatively impact the Corporation’s results of operations and statements of financial condition in the periods requiring additional reserves.
Valuation of Goodwill and Other Intangible Assets: Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
The Corporation elected to early adopt, during the fourth quarter of 2011, new accounting guidance which provides entities the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the Corporation, including each of its reporting units, is less than its carrying amount prior to performing the two-step quantitative goodwill impairment test. The Corporation performs this assessment at the reporting unit level including the Bank, Univest Insurance and Univest Investments. The Corporation identifies the significant drivers of fair value including macroeconomic and microeconomic conditions, overall financial performance, management’s knowledge of the business, key assumptions used in the most recent fair value determination and assumptions at the time of acquisition. As part of this analysis, the Corporation considers the results of the most recent fair value determination performed as of October, 31, 2010, including the amount of excess between the unit’s fair value and its carrying amount, and changes in the reporting unit and the economic environment in which it operates. The Corporation performs a qualitative assessment of the likely impact of the factors on the fair value of the reporting unit and considers what events and circumstances have occurred that may have impacted the drivers of fair value. The Corporation considers the overall financial performance of the reporting unit, including current and projected earnings, funding resources, cashflows, salary and benefits expense, capital and tangible capital as well as changes in management and customers, general economic conditions and the regulatory environment. The Corporation considers the reporting unit’s performance in comparison to its peers and recent merger and acquisition data including trading multiplies of independent publicly traded entities of comparable sizes. The Corporation also considers changes in its stock price and in comparison to the banking industry. During 2011, the Corporation determined based on the assessment of these qualitative factors and events and circumstances that may impact the drivers of fair value, it was not more likely than not, that the fair value of the Corporation and each of the reporting units was less than its carrying amount; therefore, it was not necessary to perform the two-step impairment test for the Corporation or the reporting units. The Corporation will perform the two-step impairment test as described below when the qualitative assessment indicates a material negative impact of the factors on the operating performance or cashflows of the Corporation and its reporting units which would more likely than not, result in the fair value of the Corporation, including its reporting units, being less than its carrying amount. There can be no assurance that future impairment analyses will not result in a charge to earnings.
The Corporation completed a goodwill impairment test as of October 31, 2010. The Corporation’s two-step impairment testing of goodwill is described as follows. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units, which are generally the Bank, Univest Investments and Univest Insurance. After this allocation is completed, a two-step valuation process is applied. For the Bank, in Step 1, fair value is determined based on a market approach, which measures fair value based on trading multiples of independent publicly traded entities of comparable sizes. A second fair value analysis is performed using the income approach. The Corporation utilizes a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. If the fair value of the Bank exceeds its adjusted book value, no write-down of goodwill is necessary. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.
In its two-step impairment analysis of goodwill for Univest Insurance, Inc. and Univest Investments, Inc., the Corporation utilizes a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. A second fair value analysis is performed using the market approach which measures fair value based on trading multiples of independent publicly traded entities of comparable sizes. The fair value that is calculated is compared to the net book value of each company. If the fair value exceeds the net book value, no impairment exists. If the fair value of any reporting unit is less than its adjusted book value, a Step 2 valuation procedure is required to assess the proper carrying value of the goodwill. The valuation procedures applied in a Step 2 valuation are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the current market value does not exceed the net book value, impairment exists which requires an impairment charge to noninterest expense.
For other identifiable intangible assets, changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of operations. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line.
Mortgage Servicing Rights: The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over the entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives require changes in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.
Deferred Tax Assets and Liabilities: The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation’s ability to benefit from the asset in the future.
Benefit Plans: The Corporation has a retirement plan that it provides as a benefit to employees hired before December 8, 2009 and former employees. The Corporation also provides supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operations or statement of financial condition.
Stock-Based Compensation: The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.
Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.
General
The Corporation earns its revenues primarily through its subsidiaries, from the margins and fees it generates from the loan and lease and depository services it provides as well as from trust fees and insurance and investment commissions. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategically related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee based income from trust, insurance, and investment services to customers.

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
Effective as of the close of the business on June 29, 2011 and following receipt of required regulatory approvals, the Bank converted from a national bank to a Pennsylvania state-chartered bank and trust company, as authorized by the National Bank Act and Pennsylvania law. The Corporation believes that the charter conversion will allow greater flexibility to execute its strategy as a community bank and remain competitive in the markets it chooses to serve. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. The conversion to a state charter did not have any significant financial or regulatory impact or affect the Corporation’s current activities or customers.
Executive Overview
The Corporation’s consolidated net income, earnings per share and returns on average equity and average assets were as follows:

	For the Years Ended December 31,
Dollars in thousands, (except per share data)	2011	2010	2009

Net income	$18,882	$15,756	$10,780
Net income per share:
Basic	1.13	0.95	0.75
Diluted	1.13	0.95	0.75
Return on average assets	0.89%	0.75%	0.52%
Return on average equity	6.91%	5.82%	4.68%
2011 versus 2010
The 2011 results compared to 2010 include the following significant components:
•
Net interest income on a tax-equivalent basis increased $1.6 million, or 2.1% during 2011 over 2010. The net interest margin on a tax-equivalent basis increased 4 basis points to 4.15% from 4.11%. The increases in net interest income and net interest margin were a result of declines in the cost of interest-bearing liabilities, exceeding the declines in yields on interest-earning assets. The increases were also attributed to declines in the volume of FHLB borrowings. The Corporation repaid its maturing FHLB advances in 2010 reducing average year-to-date FHLB advances from $45.8 million in 2010 to $5.0 million in 2011. FHLB advances at December 31, 2011 remained at $5.0 million.

•
The provision for loan and lease losses declined by $4.1 million primarily as a result of the migration and resolution of loans through the loan workout process, lower loan volume and a decrease in historical loss factors.

•
Non-interest income remained level with the prior year. Non-interest income for 2011 included increases from trust fees, investment advisory commissions and fees, bank owned life insurance, and an increase in the net gain on sales of securities. Additionally, the year ended December 31, 2010 was impacted by fair value write-downs on the ineffective portion of a fair value swap of $1.1 million, which was terminated in August 2010. These favorable variances were partially offset by a decline of $1.6 million in service charges on deposit accounts due to the amendments to Regulation E (requires customers to opt-in for overdraft protection on debit card and point of sale transactions), which was implemented on August 15, 2010; a decline of $1.1 million in the net gain on mortgage banking activities due to weaker mortgage demand in the first six months of 2011 with significant improvement in the last six months of 2011 due to re-financings; and an increase in the net loss on sales and write downs of other real estate owned.

•
Non-interest expense increased $661 thousand, or 1.0%. Salaries and benefits increased $196 thousand mainly as a result of higher commissions, employee incentives, special awards and annual performance increases. Salaries and benefits expense also increased as the Corporation continued to grow the mortgage banking business. These increases were partially offset by higher deferred loan origination costs. The Corporation implemented higher deferred loan origination costs commencing during the fourth quarter of 2010 based upon an in-depth study performed which incorporated management’s additional review time in connection with the loan approval process in the current environment. In addition, non-interest expense included increases in premises and equipment expenses of $497 thousand and increases in loan workout, legal and other real estate owned expenses. These unfavorable variances were partially offset by a decline of $558 thousand in marketing and advertising expenses and a decline of $631 thousand in deposit insurance premiums mainly due to the amended assessment calculation requirement through the FDIC.

During the third and fourth quarters of 2011, the Corporation deployed $1.0 million of capital to repurchase 77,037 shares of common stock through the stock repurchase program. Maximum shares available for future repurchases through the plan at December 31, 2011 was 566,745. Total shares outstanding at December 31, 2011 were 16,702,376.

2010 versus 2009
The 2010 results compared to 2009 include the following significant pretax components:
•
Net interest income on a tax-equivalent basis increased $6.4 million, or 9.0% during 2010 over 2009. The net interest margin on a tax-equivalent basis increased 32 basis points to 4.11% from 3.79%. The increases in net interest income and the net interest margin during 2010 were mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation experienced core deposit growth which allowed the Corporation to not replace or renew its maturing FHLB advances.

•
The provision for loan and lease losses increased by $679 thousand primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors.

•
Non-interest income increased $4.5 million, or 15.0% primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fee income, a higher net gain of mortgage banking activities and a litigation settlement. Additionally, 2009 was impacted by other-than-temporary impairments of $1.7 million on equity securities and $500 thousand on other long-lived assets compared to $62 thousand of other-than-temporary impairments recorded during 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts in part due to Regulation E which was implemented in the third quarter of 2010, a reduction in the net gain on sales of securities and a net loss on the interest rate swap of $1.1 million during 2010 compared to a net gain of $641 thousand during 2009.

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

Acquisitions
On December 31, 2008, the Corporation completed the acquisition of the Trollinger Consulting Group and related entities, an independent actuarial, administrative, consulting/compliance, and investment counseling firm that exclusively serves Municipal Pension Plan clients. The Corporation recorded $2.9 million in goodwill and $3.0 million in customer related intangibles as a result of the Trollinger Consulting Group acquisition. The Corporation recorded additional goodwill of $157 thousand in 2009. The Corporation recorded additional goodwill of $1.8 million and $925 thousand at December 31, 2011 and 2010, respectively for earn-out payments related to the acquisition of Trollinger Consulting Group for achieving specified operating income targets. The Corporation has no remaining contingent earn-out payments.
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

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2011 compared to 2010 and for the year ended December 31, 2010 compared to 2009. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	For the Years Ended December 31,
	2011			2010			2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning deposits with other banks	$44,696	$116	0.26%	$24,790	$72	0.29%	$5,645	$16	0.28%
U.S. Government obligations	145,253	2,366	1.68	151,725	3,160	2.08	110,781	3,608	3.26
Obligations of states and political subdivisions	111,722	6,875	6.15	108,694	7,006	6.45	104,481	6,890	6.59
Other debt and equity securities	172,238	5,697	3.31	172,763	7,217	4.18	218,660	10,406	4.76
Federal funds sold	—	—	—	—	—	—	58	—	—

Total interest-earning deposits, investments and federal funds sold	473,909	15,054	3.18	457,972	17,455	3.81	439,625	20,920	4.76

Commercial, financial and agricultural loans	428,222	19,721	4.61	422,401	20,315	4.81	410,729	18,838	4.59
Real estate-commercial and construction loans	541,073	29,152	5.39	534,573	30,834	5.77	521,029	30,549	5.86
Real estate-residential loans	246,102	10,740	4.36	256,427	11,124	4.34	291,229	13,520	4.64
Loans to individuals	42,760	2,433	5.69	45,287	2,698	5.96	49,930	3,440	6.89
Municipal loans and leases	129,880	7,471	5.75	107,832	6,248	5.79	90,238	5,360	5.94
Lease financings	60,042	5,856	9.75	75,565	6,851	9.07	90,019	7,739	8.60

Gross loans and leases	1,448,079	75,373	5.21	1,442,085	78,070	5.41	1,453,174	79,446	5.47

Total interest-earning assets	1,921,988	90,427	4.70	1,900,057	95,525	5.03	1,892,799	100,366	5.30

Cash and due from banks	41,028			35,612			33,514
Reserve for loan and lease losses	(33,152)			(28,688)			(18,200)
Premises and equipment, net	34,376			34,914			33,170
Other assets	158,548			151,527			142,164

Total assets	$2,122,788			$2,093,422			$2,083,447

Liabilities:
Interest-bearing checking deposits	$206,830	238	0.12	$178,679	242	0.14	$162,615	257	0.16
Money market savings	299,299	701	0.23	303,012	1,060	0.35	305,113	1,724	0.57
Regular savings	482,064	1,468	0.30	445,721	2,555	0.57	353,748	2,955	0.84
Time deposits	408,638	6,576	1.61	432,919	10,054	2.32	508,337	17,371	3.42

Total time and interest-bearing deposits	1,396,831	8,983	0.64	1,360,331	13,911	1.02	1,329,813	22,307	1.68

Securities sold under agreements to repurchase	102,873	286	0.28	97,667	390	0.40	91,390	544	0.60
Other short-term borrowings	3,407	46	1.35	42,109	1,726	4.10	92,209	2,937	3.19
Long-term debt	5,000	190	3.80	5,363	190	3.54	48,979	1,640	3.35
Subordinated notes and capital securities	23,425	1,223	5.22	24,927	1,252	5.02	26,427	1,295	4.90

Total borrowings	134,705	1,745	1.30	170,066	3,558	2.09	259,005	6,416	2.48

Total interest-bearing liabilities	1,531,536	10,728	0.70	1,530,397	17,469	1.14	1,588,818	28,723	1.81

Demand deposits, non-interest bearing	284,850			259,303			224,417
Accrued expenses and other liabilities	33,147			33,232			39,817

Total liabilities	1,849,533			1,822,932			1,853,052

Shareholders’ Equity:
Common stock	91,332			91,332			80,969
Additional paid-in capital	61,457			61,420			37,844
Retained earnings and other equity	120,466			117,738			111,582

Total shareholders’ equity	273,255			270,490			230,395

Total liabilities and shareholders’ equity	$2,122,788			$2,093,422			$2,083,447

Net interest income		$79,699			$78,056			$71,643

Net interest spread			4.00			3.89			3.49
Effect of net interest-free funding sources			0.15			0.22			0.30

Net interest margin			4.15%			4.11%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.49%			124.15%			119.13%

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2011, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the year ended December 31, 2011 compared to 2010 and for the year ended December 31, 2010 compared to 2009, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	The Years Ended December 31,			The Years Ended December 31,
	2011 Versus 2010			2010 Versus 2009
	Volume	Rate		Volume	Rate
(Dollars in thousands)	Change	Change	Total	Change	Change	Total

Interest income:
Interest-earning deposits with other banks	$52	$(8)	$44	$55	$1	$56
U.S. Government obligations	(131)	(663)	(794)	1,094	(1,542)	(448)
Obligations of states and political subdivisions	195	(326)	(131)	268	(152)	116
Other debt and equity securities	(22)	(1,498)	(1,520)	(2,018)	(1,171)	(3,189)

Interest on deposits, investments and federal funds sold	94	(2,495)	(2,401)	(601)	(2,864)	(3,465)

Commercial, financial and agricultural loans and leases	273	(867)	(594)	550	927	1,477
Real estate-commercial and construction loans	371	(2,053)	(1,682)	769	(484)	285
Real estate-residential loans	(436)	52	(384)	(1,555)	(841)	(2,396)
Loans to individuals	(147)	(118)	(265)	(303)	(439)	(742)
Municipal loans and leases	1,266	(43)	1,223	1,026	(138)	888
Lease financings	(1,482)	487	(995)	(1,294)	406	(888)

Interest and fees on loans and leases	(155)	(2,542)	(2,697)	(807)	(569)	(1,376)

Total interest income	(61)	(5,037)	(5,098)	(1,408)	(3,433)	(4,841)

Interest expense:
Interest-bearing checking deposits	35	(39)	(4)	22	(37)	(15)
Money market savings	(12)	(347)	(359)	(12)	(652)	(664)
Regular savings	194	(1,281)	(1,087)	675	(1,075)	(400)
Time deposits	(538)	(2,940)	(3,478)	(2,309)	(5,008)	(7,317)

Interest on time and interest-bearing deposits	(321)	(4,607)	(4,928)	(1,624)	(6,772)	(8,396)

Securities sold under agreement to repurchase	20	(124)	(104)	36	(190)	(154)
Other short-term borrowings	(971)	(709)	(1,680)	(1,894)	683	(1,211)
Long-term debt	—	—	—	(1,538)	88	(1,450)
Subordinated notes and capital securities	(77)	48	(29)	(75)	32	(43)

Interest on borrowings	(1,028)	(785)	(1,813)	(3,471)	613	(2,858)

Total interest expense	(1,349)	(5,392)	(6,741)	(5,095)	(6,159)	(11,254)

Net interest income	$1,288	$355	$1,643	$3,687	$2,726	$6,413

Notes:
For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2011, 2010 and 2009 have been calculated using the Corporation’s federal applicable rate of 35.0%.
2011 versus 2010
Net interest income on a tax-equivalent basis for the year ended December 31, 2011was $79.7 million, an increase of $1.6 million, or 2.1% compared to 2010. The tax-equivalent net interest margin for the year ended December 31, 2011 increased 4 basis points to 4.15% from 4.11% for 2010. The increase in net interest income and the net interest margin during 2011 was a result of declines in the cost of interest-bearing liabilities, exceeding the declines in yields on interest-earning assets. The increases were also attributed to declines in the volume of FHLB borrowings. The Corporation repaid its maturing FHLB advances in 2010 reducing average year-to-date FHLB advances from $45.8 million for the year ended December 31, 2010 to $5.0 million for the year ended December 31, 2011. FHLB advances at December 31, 2011 remained at $5.0 million.

2010 versus 2009
Net interest income on a tax-equivalent basis for the year ended December 31, 2010 was $78.1 million, an increase of $6.4 million, or 9.0% compared to 2009. The tax-equivalent net interest margin for the year ended December 31, 2010 increased 32 basis points to 4.11% from 3.79% for 2009. The increase in net interest income and the net interest margin during 2010 was mainly attributable to declines in the cost of interest-bearing liabilities, primarily time deposits, and a decline in the volume of FHLB borrowings, exceeding the declines in yields on total interest-earning assets. The Corporation experienced core deposit growth which allowed the Corporation to not replace or renew its maturing FHLB advances reducing FHLB advances from $92.0 million at December 31, 2009 to $5.0 million at December 31, 2010.
Interest Income
2011 versus 2010
Interest income on a tax-equivalent basis for the year ended December 31, 2011 decreased $5.1 million, or 5.3% from 2010. This decrease was primarily due to a 63 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 20 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $2.4 million for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment and an increase in interest-bearing deposits as the Corporation continues to keep the investment portfolio short. Interest and fees on loans and leases declined by $2.7 million during the year ended December 31, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate and construction loans and commercial business loans as well as decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were offset by growth of municipal loans and leases, commercial business loans and commercial real estate and construction loans.
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
Interest Expense
2011 versus 2010
Interest expense for the year ended December 31, 2011 decreased $6.7 million, or 38.6% from 2010. This decrease was primarily due to a 38 basis point decrease in the Corporation’s average cost of deposits as well as a $35.4 million decrease in average borrowings and a 79 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit accounts as well as regular savings accounts. For the year ended December 31, 2011, interest expense on time deposits decreased $3.5 million and interest expense on savings accounts decreased by $1.1 million. For the year ended December 31, 2011, average interest-bearing deposits increased by $36.5 million with increases in average interest-bearing checking of $28.2 million, average regular savings of $36.3 million partially offset by a decrease in average time deposits of $24.3 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts and interest-bearing checking accounts. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased and short-term FHLB borrowings as well as the amortization of fees on short-term FHLB letters of credit. Interest expense on other short-term borrowings decreased $1.7 million for the year ended December 31, 2011 compared to 2010 primarily due to a decrease in average volume of $38.7 million and a reduction in average rate of 275 basis points. The decreases in average rate and volume were mostly due to maturities of FHLB advances.

2010 versus 2009
Interest expense for the year ended December 31, 2010 decreased $11.3 million, or 39.2% from 2009. This decrease was mainly due to a 66 basis point decrease in the Corporation’s average cost of deposits and an $88.9 million decrease in average borrowings. The decrease in the Corporation’s cost of deposits was largely attributable to maturities of higher yielding time deposit accounts. For the year ended December 31, 2010, interest expense on time deposits decreased $7.3 million. For the year ended December 31, 2010, average deposits increased by $30.5 million with increases in average regular savings of $92.0 million and interest-bearing checking of $16.1 million partially offset by decreases in average time deposits of $75.4 million. The Corporation’s focus on growing low cost core deposits and the lower interest rate environment resulted in a shift in customer deposits from time deposits to savings accounts. In addition, the average balance of time deposits decreased, in part, from a reduction of brokered deposits due to the Corporation’s reduced reliance on wholesale funding sources. Interest expense on other short-term borrowings decreased $1.2 million for the year ended December 31, 2010 compared to 2009 due to a decrease in average volume of $50.1 million partially offset by an average rate increase of 91 basis points. Interest on long-term debt, which consisted of long-term FHLB borrowings, decreased by $1.5 million mainly due to a decline in average volume of $43.6 million, resulting from reclasses from long-term FHLB debt to short-term borrowings as the remaining term to maturity became one year or less.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans and leases are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2011, 2010 and 2009 was $17.5 million, $21.6 million and $20.9 million, respectively. The decrease in the provision during 2011 compared to 2010 was primarily the result of the migration and resolution of loans through the loan workout process, lower loan volume and a decrease in historical loss factors. The increase in provision in 2010 compared to 2009 was primarily due to the migration of loans to higher-risk ratings as a result of deterioration of underlying collateral and economic factors that began to manifest in June 2009.
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

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,			$ Change		% Change
				2011 to	2010 to	2011 to	2010 to
(Dollars in thousands)	2011	2010	2009	2010	2009	2010	2009

Trust fee income	$6,344	$6,080	$5,536	$264	$544	4.3%	9.8%
Service charges on deposit accounts	5,057	6,693	7,036	(1,636)	(343)	(24.4)	(4.9)
Investment advisory commission and fee income	5,373	4,626	3,427	747	1,199	16.1	35.0
Insurance commission and fee income	7,733	7,694	7,081	39	613	0.5	8.7
Other service fee income	5,240	5,046	3,410	194	1,636	3.8	48.0
Bank owned life insurance income	1,668	1,270	1,321	398	(51)	31.3	(3.9)
Other-than-temporary impairment on equity securities	(16)	(62)	(1,708)	46	1,646	74.2	96.4
Other-than-temporary impairment on other long lived assets	—	—	(500)	—	500	—	N/M
Net gain on sales of securities	1,417	432	1,150	985	(718)	N/M	(62.4)
Net gain on mortgage banking activities.	1,868	2,960	2,378	(1,092)	582	(36.9)	24.5
Net (loss) gain on interest rate swap	—	(1,072)	641	1,072	(1,713)	N/M	N/M
Net loss on dispositions of fixed assets	(12)	(11)	(144)	(1)	133	(9.1)	92.4
Net loss on sales and write-downs of other real estate owned	(798)	(377)	(207)	(421)	(170)	N/M	(82.1)
Other	533	1,139	496	(606)	643	(53.2)	N/M

Total noninterest income	$34,407	$34,418	$29,917	$(11)	$4,501	—	15.0

2011 versus 2010
Non-interest income for the year ended December 31, 2011 was $34.4 million, remaining level with the prior year. Non-interest income for 2011 included increases from trust fees of $264 thousand, investment advisory commissions and fees of $747 thousand, bank owned life insurance income of $398 thousand and an increase in the net gain on sales of securities of $985 thousand. Additionally, the year ended December 31, 2010 was impacted by fair value write-downs on the ineffective portion of a fair value swap of $1.1 million, which was terminated in August 2010 due to the forecasted low interest rate environment. These favorable variances were partially offset by a decline of $1.6 million in service charges on deposit accounts due to the amendments to Regulation E which were implemented on August 15, 2010; a decline of $1.1 million in the net gain on mortgage banking activities due to weaker mortgage demand in the first six months of 2011 with significant improvement in the last six months of 2011 due to re-financings; and an increase in the net loss on sales and fair value write-downs of other real estate owned properties of $421 thousand. The first quarter of 2010 also included proceeds from a litigation settlement which is reflected in other income.
Investment advisory commissions and fee income, the primary source of income for Univest Investments, Inc., increased $747 thousand for the year December 31, 2011 over 2010 mostly as a result of attaining several new customers.
Service charges on deposit accounts decreased $1.6 million during the year ended December 31, 2011 over 2010 mainly due to the implementation of Regulation E. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, in accordance with Regulation E, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Corporation implemented the provisions of Regulation E in the third quarter of 2010. In July 2011, the Corporation implemented changes reducing insufficient funds and overdraft fees which reflected changes in industry practices to benefit customers.
Other service fee income for the year ended December 31, 2011 included increases in interchange fees compared to 2010 which were mostly offset by an increase in unfavorable valuation adjustments on mortgage servicing rights of $641 thousand in 2011 due to the decline in interest rates which increased the projected speeds of prepayment.
The sale of available for sale investment securities during the year ended December 31, 2011 and 2010 amounted to $40.5 million and $13.5 million, respectively, and consisted primarily of U.S. government agency and municipal bonds. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during year ended December 31, 2011 and 2010. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.

2010 versus 2009
For the year ended December 31, 2010, total non-interest income was $34.4 million, an increase of $4.5 million, or 15.0% compared to 2009. This was primarily due to increased income from trust fees, investment advisory commissions and fees, insurance commissions and fees, other service fee income primarily related to interchange fees, a higher net gain of mortgage banking activities and a litigation settlement reflected in other income. Additionally, the year ended December 31, 2009 was impacted by other-than-temporary impairments of $1.7 million on equity securities and $500 thousand on other long-lived assets compared to $62 thousand of other-than-temporary impairments recorded in the year ended December 31, 2010. These favorable variances were partially offset by a decline in service charges on deposit accounts in part due to Regulation E which was implemented during the third quarter of 2010, a reduction in the net gain on sales of securities and a net loss on the interest rate swap of $1.1 million during 2010 compared to a net gain of $641 thousand during the same period in the prior year.
Investment advisory commissions and fee income increased $1.2 million for the year December 31, 2010 over 2009 primarily due to an increase in the market value of client assets as well as higher business volume. Insurance commission and fee income increased by $613 thousand during the year ended December 31, 2010 primarily attributable to increased volume. The increase in the net gain on mortgage banking activities of $3.0 million was primarily due to an increase in volume.
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
The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,			$ Change		% Change
				2011 to	2010 to	2011 to	2010 to
(Dollars in thousands)	2011	2010	2009	2010	2009	2010	2009

Salaries and benefits	$38,230	$38,034	$37,422	$196	$612	0.5%	1.6%
Net occupancy	5,782	5,476	5,274	306	202	5.6	3.8
Equipment	4,002	3,811	3,438	191	373	5.0	10.8
Marketing and advertising	1,760	2,318	1,840	(558)	478	(24.1)	26.0
Deposit insurance premiums	2,039	2,670	3,185	(631)	(515)	(23.6)	(16.2)
Other	16,197	15,040	14,165	1,157	875	7.7	6.2

Total noninterest expense	$68,010	$67,349	$65,324	$661	$2,025	1.0	3.1

2011 versus 2010
Non-interest expense for the year ended December 31, 2011 was $68.0 million, an increase of $661 thousand or 1.0% compared to 2010. Salaries and benefits increased $196 thousand for the year ended December 31, 2011 as compared 2010 mainly as a result of higher commissions, employee incentives, special awards for employees up through senior vice president and annual performance increases. Salaries and benefits expense also increased as the Corporation continued to grow the mortgage banking business. These increases were partially offset by higher deferred loan origination costs. The Corporation implemented higher deferred loan origination costs on loan credits, commencing during the fourth quarter of 2010, based upon an in-depth study performed which incorporated management’s additional review time spent as a result of increased scrutiny of loan credits. Additionally, as more loan approvals are currently being approved at the Committee level as opposed to individual relationship managers and as the Corporation proactively manages its credit risk given the current economic environment, increased costs for each loan credit are being incurred in connection with the loan approval process; and as a result, a higher level of costs are being deferred. In addition, non-interest expense included increases in occupancy expenses of $497 thousand primarily due to increased rent, taxes and other occupancy costs related to a branch relocation and branch improvements and increases in other expenses mostly due to increased loan workout, legal and other real estate owned expenses. These unfavorable variances were partially offset by a decline of $558 thousand in marketing and advertising expenses due to a major brand campaign in 2010 and a decline of $631 thousand in deposit insurance premiums mainly due to the amended assessment calculation requirement through the FDIC implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity.
2010 versus 2009
For the year ended December 31, 2010, non-interest expense was $67.3 million, an increase of $2.0 million or 3.1% compared to 2009. Salaries and benefits increased $612 thousand for the year ended December 31, 2010 as compared to the same period in the prior year mainly due to additional personnel to grow the commercial lending and mortgage banking businesses, higher restricted stock expense and increased incentive awards partially offset by reduced pension plan expenses and higher deferred loan origination costs. The reduction in pension plan expenses was primarily a result of the Corporation’s conversion to a cash balance plan effective December 31, 2009 as well as a change in the valuation of the Corporation non-qualified pension plans associated with projecting future changes in the Consumer Price Index. The Corporation implemented higher deferred loan origination costs commencing during the fourth quarter of 2010 as previously discussed. Equipment expense increased $373 thousand primarily as a result of increased computer software contract expenses. Marketing and advertising expenses increased $478 thousand mainly to support a major brand campaign to position the Corporation to take advantage of the disruption in its markets. Deposit insurance premiums decreased $515 thousand primarily due to the FDIC special assessment which affected all banks and resulted in an additional charge of $947 thousand to the Corporation in the second quarter of 2009 partially offset by higher deposit insurance premiums in 2010 due to the growth in deposits. Other expenses increased $875 thousand primarily due to increased director fees resulting mainly from fair value adjustments on directors’ deferred fees, increased legal fees resulting from non-performing loan activity, increased audit expenses and increased interchange expenses.
Tax Provision
The provision for income taxes was $4.8 million, $3.3 million and $563 thousand for the years ended December 31, 2011, 2010 and 2009, respectively at effective rates of 20.2%, 17.2% and 5.0%, respectively. The effective tax rates reflect tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. Additionally, 2009 reflects the benefits of tax credits generated from investments in low-income housing projects. The increase in the effective tax rate between the years of 2011 and 2010 was primarily due to a smaller percentage of tax-exempt income to pre-tax income in 2011. The increase in the effective tax rate between the years of 2010 and 2009 was also primarily due to a smaller percentage of tax-exempt income to pre-tax income in 2010.
Financial Condition
During 2011, total assets increased primarily due to an increase in cash and other short-term interest-earning deposits, as well as growth in bank-owned life insurance, partially offset by a decrease in total loans and leases. Detailed explanations of these fluctuations are discussed as follows.

ASSETS
The following table presents assets as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Cash and interest-earning deposits	$107,377	$29,187	$78,190	N/M %
Investment securities	471,165	467,024	4,141	0.9
Loans held for sale	3,157	4,178	(1,021)	(24.4)
Total loans and leases	1,446,406	1,471,186	(24,780)	(1.7)
Reserve for loan and lease losses	(29,870)	(30,898)	1,028	3.3
Premises and equipment, net	34,303	34,605	(302)	(0.9)
Goodwill and other intangibles, net.	58,039	56,797	1,242	2.2
Bank owned life insurance	61,387	48,010	13,377	27.9
Accrued interest and other assets	54,875	53,804	1,071	2.0

Total assets	$2,206,839	$2,133,893	$72,946	3.4

Cash and Interest-earning Deposits
Interest-earning deposits increased $50.0 million as of December 31, 2011 as compared to December 31, 2010. Excess funds generated from increases in public funds as well as lower loan volume from continued light credit demand were invested in Federal Reserve interest-earning deposits as the Corporation continues to keep the investment portfolio short.
Investment Securities
The investment portfolio is managed as part of the overall asset and liability management process to provide liquidity to the Bank, optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically beneficial returns on these investments, and to collateralize public fund deposits. The securities portfolio consists primarily of U.S. government agencies, municipals, residential mortgage-backed securities and corporate bonds. Total investments increased primarily due to purchases of corporate and municipal bonds, partially offset by maturities, sales and calls of U.S. Government agency securities and mortgage-backed securities.
Table 3 — Investment Securities
The following table shows the carrying amount of investment securities as of the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2011	2010	2009

U.S. treasury	$2,525	$—	$—
U.S. government corporations and agencies	154,264	188,100	119,992
State and political subdivisions	117,005	108,048	107,566
Residential mortgage-backed securities	78,801	85,116	101,376
Commercial mortgage obligations	61,464	73,091	79,454
Asset-backed securities	—	—	573
Corporate bonds	50,571	7,974	7,192
Money market mutual funds	3,851	1,710	1,968
Equity securities	2,684	2,985	1,924

Total investment securities	$471,165	$467,024	$420,045

Table 4 — Investment Securities (Yields)
The following table shows the maturity distribution and weighted average yields of the investment securities as of the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; therefore, the stated yield may not be recognized in future periods. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
	2011	2011	2010	2010	2009	2009
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield

1 Year or less	$17,219	0.89%	$12,205	1.58%	$14,495	1.91%
After 1 Year to 5 Years	205,123	1.79	195,127	1.89	125,349	3.01
After 5 Years to 10 Years	39,666	3.53	38,812	4.12	54,795	4.48
After 10 Years	206,473	3.62	217,895	4.10	223,482	4.48
No stated maturity	2,684	1.82	2,985	1.39	1,924	2.42

Total	$471,165	2.71	$467,024	3.10	$420,045	3.94

Loans and Leases
Total gross loans and leases decreased $24.8 million at December 31, 2011 as compared to December 31, 2010 primarily due to decreases of $49.6 million in construction loans, $7.0 million in residential real estate loans and $8.8 million in lease financings, net of unearned income. These decreases were partially offset by increases of $21.2 million in commercial, financial and agricultural loans and $18.6 million in commercial real estate loans. While the Corporation experienced increased loan activity in the fourth quarter of 2011, overall credit demand and utilization of lines by businesses and consumers remains light as a result of the prolonged challenging economic environment.
At December 31, 2011 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.
Table 5 — Loan and Lease Portfolio
The following table presents the composition of the loan and lease portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Commercial, financial and agricultural	$484,687	$463,518	$447,495	$424,649	$381,826
Real estate — commercial	514,953	496,357	467,320	395,855	390,568
Real estate — construction	90,397	139,958	112,259	156,654	137,566
Real estate — residential	238,179	245,210	266,622	316,039	310,571
Loans to individuals	44,965	44,087	46,761	54,212	72,476
Lease financings	73,225	82,056	85,523	102,483	62,435

Total loans and leases, net of deferred income	$1,446,406	$1,471,186	$1,425,980	$1,449,892	$1,355,442

Table 6 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates
The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2011:

		Due in One	Due after One
		Year or	Year	Due after
(Dollars in thousands)	Total	Less	to Five Years	Five Years

Commercial, financial and agricultural	$484,687	$335,454	$135,411	$13,822
Real estate — commercial	514,953	160,244	322,709	32,000
Real estate — construction	90,397	59,172	20,237	10,988
Real estate — residential	238,179	90,168	41,680	106,331
Loans to individuals	44,965	18,130	10,721	16,114
Leases financings	73,225	32,634	40,543	48

Total gross loans and leases	$1,446,406	$695,802	$571,301	$179,303

Loans and leases with fixed predetermined interest rates	$712,279	$144,010	$438,529	$129,740
Loans and leases with variable or floating interest rates	734,127	551,792	132,772	49,563

Total gross loans and leases	$1,446,406	$695,802	$571,301	$179,303

The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest primarily include loans written for three or five-year terms with a monthly payment based on up to a twenty-year amortization schedule. At each three-year or five-year anniversary date of the mortgages, the interest rate is renegotiated and the term of the loan is extended for an additional three or five years. At each three-year or five-year anniversary date of the mortgages, the Bank also has the right to require payment in full. These are included in the “Due in One to Five Years” category in the table above.
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
Total cash basis, troubled debt restructured and nonaccrual loans and leases totaled $42.1 million at December 31, 2011, $45.8 million at December 31, 2010, and $37.1 million at December 31, 2009; the balance at December 31, 2011 and 2010 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. For the years ended December 31, 2011, 2010, and 2009, interest income that would have been recognized under the original terms for impaired loans was $2.6 million, $2.1 million, and $969 thousand, respectively. Interest income recognized in the years ending December 31, 2011, 2010 and 2009, was $261 thousand, $119 thousand and $79 thousand, respectively. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.38% as of December 31, 2011, 3.32% as of December 31, 2010, and 2.89% as of December 31, 2009. The ratio of nonperforming assets to total assets was 2.22% at December 31, 2011, 2.29% at December 31, 2010, and 1.98% at December 31, 2009.

At December 31, 2011, the recorded investment in loans and leases that are considered to be impaired was $42.1 million, all of which were on a nonaccrual basis or troubled debt restructured. The related reserve for loan losses was $1.3 million. At December 31, 2010, the recorded investment in loans and leases that are considered to be impaired was $45.8 million, all of which were on a nonaccrual basis or troubled debt restructured. The related reserve for loan losses was $1.6 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans and leases decreased $3.7 million during 2011 mainly consisting of decreases in commercial, financial and agricultural of $3.1 million, construction loans of $1.6 million and residential real estate loans of $1.2 million, partially offset by an increase in commercial real estate of $2.8 million. Charge-offs, foreclosures and pay-downs exceeded the additions to impaired loans during 2011. Impaired loans at December 31, 2011 included one large Shared National Credit to a theatre with an outstanding balance of $7.7 million. At December 31, 2011, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at December 31, 2011 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $14.4 million at December 31, 2011. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold.
During 2010, the Corporation acquired two other real estate owned properties, one of which was sold during the fourth quarter of 2010 and the other was sold during 2011. Eight other real estate owned properties were acquired in 2011, four of which were sold in 2011. At December 31, 2011, the Corporation owned four other real estate owned properties which were commercial properties. For the years ended December, 31, 2011, 2010 and 2009, the net loss on sales and write-downs of other real estate owned was $798 thousand, $377 thousand and $207 thousand, respectively. The other real estate owned balance was $6.6 million and $2.4 million at December 31, 2011 and 2010, respectively.
Table 7 — Nonaccrual, Past Due and Troubled Debt Restructured Loans and Leases, and Other Real Estate Owned
The following table details the aggregate principal balance of loans and leases classified as nonaccrual (including nonaccrual troubled debt restructured loans and leases), past due loans and leases and accruing troubled debt restructured loans and leases as well as other real estate owned as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and leases*:
Commercial, financial and agricultural	$4,614	$7,627	$3,275	$520	$3,473
Real estate — commercial	18,085	17,750	3,482	1,758	1,036
Real estate — construction	14,479	17,307	25,395	1,640	2,308
Real estate — residential	191	1,625	572	813	—
Loans to individuals	—	21	—	—	—
Leases financings	838	902	774	298	61

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and leases*	38,207	45,232	33,498	5,029	6,878
Accruing troubled debt restructured loans and leases, not included above	3,893	550	3,611	380	—

Total impaired loans and leases	$42,100	$45,782	$37,109	$5,409	$6,878

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$—	$—	$134	$315	$1,147
Real estate — commercial	—	—	—	299	243
Real estate — residential	117	314	273	175	401
Loans to individuals	204	382	319	356	126
Leases financings	44	—	—	—	—

Total accruing loans and leases, 90 days or more past due	$365	$696	$726	$1,145	$1,917

Total non-performing loans and leases	$42,465	$46,478	$37,835	$6,554	$8,795

Other real estate owned	$6,600	$2,438	$3,428	$346	$—

Total non-performing assets	$49,065	$48,916	$41,263	$6,900	$8,795

* Nonaccrual troubled debt restructured loans and leases included in nonaccrual loans and leases in the above table	$8,551	$1,155	$575	$807	$—

The following table provides additional information on the Corporation’s nonaccrual loans:

	At December 31,
(Dollars in thousands)	2011	2010

Total nonaccrual loans, including nonaccrual troubled debt restructured loans and leases	$38,207	$45,232

Nonaccrual loans and leases with partial charge-offs	9,399	10,527

Life-to-date partial charge-offs on nonaccrual loans and leases	10,040	5,497

Charge-off rate of nonaccrual loans and leases with partial charge-offs	51.6%	34.3%

Specific reserves on impaired loans	1,253	1,623
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
Wholesale leasing portfolios were purchased by the Bank’s subsidiary, Univest Capital. The Corporation discontinued the practice of purchasing wholesale leasing portfolios during 2010. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding were $3.0 million and $9.4 million at December 31, 2011 and 2010, respectively.
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
Table 8 — Summary of Loan and Lease Loss Experience
The following table presents average loans and leases and summarizes loan and lease loss experience as of the dates indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Average amount of loans and leases outstanding	$1,448,079	$1,442,085	$1,453,174	$1,401,971	$1,367,017

Loan and lease loss reserve at beginning of period	$30,898	$24,798	$13,118	$13,086	$13,283
Charge-offs:
Commercial, financial and agricultural loans	6,784	3,436	4,116	6,194	1,143
Real estate loans	10,435	10,573	2,167	1,392	499
Loans to individuals	968	883	1,470	1,217	1,272
Lease financings	1,516	2,213	2,695	502	106

Total charge-offs	19,703	17,105	10,448	9,305	3,020

Recoveries:
Commercial, financial and agricultural loans	318	129	332	134	225
Real estate loans	213	772	33	28	95
Loans to individuals	174	227	434	315	337
Lease financings	491	512	443	91	—

Total recoveries	1,196	1,640	1,242	568	657

Net charge-offs	18,507	15,465	9,206	8,737	2,363
Provisions to loan and lease loss reserve	17,479	21,565	20,886	8,769	2,166

Loan and lease loss reserve at end of period	$29,870	$30,898	$24,798	$13,118	$13,086

Ratio of net charge-offs to average loans and leases	1.28%	1.07%	0.63%	0.62%	0.17%

The increase in charge-offs during 2011 compared to 2010 was mainly due to the increased charge-off activity for commercial, financial and agricultural loans. The increase in charge-offs during 2010 compared to 2009 was primarily due to the increase in real estate loans charge-offs due to the prolonged down economic cycle and were not concentrated in any one industry.
Table 9 — Allocated, Other Loan and Lease Loss Reserves
The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011		2010		2009		2008		2007

Commercial, financial and agricultural loans	$11,262	33.5%	$9,630	31.5%	$12,148	31.4%	$6,432	29.3%	$6,295	28.2%
Real estate loans	14,875	58.3	17,165	59.9	9,534	59.3	4,800	59.9	4,836	61.9
Loans to individuals	730	3.1	734	3.0	887	3.3	581	3.7	730	5.3
Lease financings	1,344	5.1	1,950	5.6	1,175	6.0	574	7.1	356	4.6
Unallocated	1,659	N/A	1,419	N/A	1,054	N/A	731	N/A	869	N/A

Total	$29,870	100.0%	$30,898	100.0%	$24,798	100.0%	$13,118	100.0%	$13,086	100.0%

The allowance for loan and lease losses to nonperforming loans and leases equaled 70.34% at December 31, 2011, 66.48% at December 31, 2010, and 65.54% at December 31, 2009. At December 31, 2011 the specific allowance on impaired loans was $1.3 million, or 3.0% of the balance of impaired loans and leases of $42.1 million. At December 31, 2010 the specific allowance on impaired loans was $1.6 million, or 3.5% of the balance of impaired loans and leases of $45.8 million. At December 31, 2009, the specific allowance on impaired loans was $1.4 million, or 3.8% of the impaired loan and lease balance of $37.1 million. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan.

The ratio of the reserve for loan and lease losses to total loans and leases was 2.07% at December 31, 2011 compared to 2.10% at December 31, 2010. Allocated reserves at December 31, 2011 decreased by $1.3 million compared to December 31, 2010. The allocation of the allowance for real estate loans decreased by $2.3 million at December 31, 2011 compared to December 31, 2011 mainly due to lower construction loan volume, a decrease in the level of criticized commercial real estate/construction loans resulting from the migration and resolution of loans through the loan workout process, a decrease in the historical loss factor for non-criticized commercial real estate/construction loans partially offset by an increase in the historical loss factor for criticized commercial real estate/construction loans. The changes in the historical loss factors for commercial real estate/construction loans were primarily due to the migration of loans with losses from the non-criticized to criticized category during 2011. These previously discussed changes for commercial real estate/construction loans resulted in a lower total reserve on non-criticized real estate loans partially offset by a higher total reserve on criticized real estate loans at December 31, 2011 compared to December 31, 2010. The allocated reserves for commercial, financial and agricultural loans increased by $1.6 million at December 31, 2011 compared to December 31, 2010 mainly due an increase in the volume of non-criticized loans and to a lesser degree, an increase in the level of criticized loans.
The ratio of the reserve for loan and lease losses to total loans and leases was 2.10% at December 31, 2010 compared to 1.74% at December 31, 2009. Allocated reserves at December 31, 2010 increased by $5.7 million compared to December 31, 2009. The allocation of the allowance for real estate loans increased by $7.6 million at December 31, 2010 compared to December 31, 2009 mainly due to an increase in the historical loss factor related to non-criticized commercial real estate/construction loans which incorporated the Corporation’s higher level of net charge-offs during 2010 relative to its previous historical average for these types of loans. In addition, the allowance was impacted slightly by increased volume of non-criticized commercial real estate/construction loans. Allocated reserves for lease financings increased by $775 thousand at December 31, 2010 compared to December 31, 2009 mainly due to an increase in the historical loss factor based upon the Corporation’s higher level of net charge-offs. Allocated reserves for commercial, financial and agricultural loans decreased by $2.5 million at December 31, 2010 from December 31, 2009 primarily due to a decrease in the level of criticized loans as well as a decrease in the adjusted historical loss factor related to criticized loans. Unallocated reserves increased in 2010 by $365 thousand primarily due to economic volatility.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $1.5 million and $1.5 million respectively. The Corporation also has goodwill of $53.2 million, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2011, 2010 or 2009. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Accrued Interest Receivable and Other Assets
The FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund in the Fourth Quarter of 2009. The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. At December 31, 2011, $4.0 million remained in a prepaid asset account. The prepaid amount of $4.0 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2012 though 2013 period as the actual FDIC assessment is determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.

At December 31, 2011 and 2010, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $5.8 million and $7.1 million as of December 31, 2011 and 2010, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of dividends and the repurchase of excess capital stock in-order to rebuild its capital levels. Additionally, the FHLB might require its members to increase its capital stock requirement. During the fourth quarter of 2010 and the first through fourth quarters of 2011, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, as of December 31, 2011, the FHLB stock is recorded at cost.
LIABILITIES
The following table presents liabilities as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Deposits	$1,749,232	$1,686,270	$62,962	3.7%
Short-term borrowings	109,740	114,871	(5,131)	(4.5)
Long-term borrowings	27,494	28,994	(1,500)	(5.2)
Accrued expenses and other liabilities	47,394	37,534	9,860	26.3

Total liabilities	$1,933,860	$1,867,669	$66,191	3.5

Deposits
Total deposits increased during 2011 primarily due to increases in noninterest-bearing demand deposits of $32.9 million, interest-bearing demand deposits of $17.2 million and savings deposits of $22.1 million. These increases were partially offset by decreases in time deposits of $9.3 million. Core deposits increased $72.2 million for the year ended December 31, 2011 primarily due to the Corporation’s focus on growing low cost core deposits and attaining new customers.
Table 10 — Deposits
The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Noninterest-bearing demand deposits	$284,850	$259,303	$224,417
Interest-bearing checking deposits	206,830	178,679	162,615
Money market savings	299,299	303,012	305,113
Regular savings	482,064	445,721	353,748
Time deposits	408,638	432,919	508,337

Total average deposits	$1,681,681	$1,619,634	$1,554,230

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2011:

		Due Over	Due Over Six
		Three Months	Months to	Due Over
	Due Three	to Six	Twelve	Twelve
(Dollars in thousands)	Months or Less	Months	Months	Months
Time deposits	$36,395	$45,600	$38,055	$41,637
Borrowings
Long-term borrowings at December 31, 2011, included $1.9 million in Subordinated Capital Notes, $20.6 million of Trust Preferred Securities and $5.0 million in long-term borrowings from the FHLB. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. At December 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $55.0 million, which were utilized to collateralize seasonal public funds deposits.

Table 11 — Short Term Borrowings
The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis as of the dates indicated:

(Dollars in thousands)	2011	2010	2009

Balance at December 31	$109,740	$90,271	$95,624
Weighted average interest rate at year end	0.20%	0.30%	0.50%
Maximum amount outstanding at any month’s end	$111,724	$109,712	$133,140
Average amount outstanding during the year	$102,873	$97,667	$91,390
Weighted average interest rate during the year	0.28%	0.40%	0.60%
SHAREHOLDERS’ EQUITY
The following table presents the shareholders’ equity as of the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,495	59,080	(585)	(1.0)
Retained earnings	157,566	151,978	5,588	3.7
Accumulated other comprehensive loss	(6,101)	(6,766)	665	9.8
Treasury stock	(28,313)	(29,400)	1,087	3.7

Total shareholders’ equity	$272,979	$266,224	$6,755	2.5

Total shareholders’ equity increased since December 31, 2010 primarily due to an increase in retained earnings of $5.6 million.
Retained earnings during the year ended December 31, 2011 was impacted by net income of $18.9 million partially offset by cash dividends of $13.4 million. Treasury stock decreased primarily due to shares issued for the employee stock purchase plan, the dividend reinvestment plan and restricted stock awards, partially offset by purchases of treasury stock. There is a buyback program in place that allows the Corporation to purchase an additional 566,745 shares of its outstanding common stock in the open market or in negotiated transactions.
Accumulated other comprehensive income related to securities of $7.3 million and $884 thousand, net of taxes, is included in shareholders’ equity at December 31, 2011 and 2010, respectively. Accumulated other comprehensive income (loss) related to securities is the unrealized gain (loss), or difference between the book value and fair value, on the available-for-sale investment portfolio, net of taxes. The period-to-period gain in accumulated other comprehensive income (loss) was mainly a result of increases in the fair values of municipal bonds and U.S. Government agency securities.
Accumulated other comprehensive loss related to an interest rate swap, net of taxes, amounted to $932 thousand and accumulated other comprehensive income of $320 thousand at December 31, 2011 and 2010, respectively. Accumulated other comprehensive income (loss) related to an interest-rate swap reflects the current fair value of the swap used for cash flow hedging purposes, net of taxes.
Accumulated other comprehensive loss related to pension and other post-retirement benefits, net of taxes, amounted to $12.5 million and $8.0 million at December 31, 2011 and 2010, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial gains and losses and the prior service costs and credits that arise during the period. The significant change in the actuarial loss was due to a decrease in the discount rate of 100 basis points.
Capital Adequacy
Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2011, the Corporation had a Tier 1 capital ratio of 14.29% and total risked-based capital ratio of 15.56%. At December 31, 2010, the Corporation had a Tier 1 capital ratio of 14.17% and total risked-based capital ratio of 15.47%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 19 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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
The Corporation uses both an interest-sensitivity gap analysis and a simulation model to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.
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
The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts. The Bank may purchase Certificates from the Pennsylvania Local Government Investment Trust (PLGIT) to augment its short-term fixed funding sources. The PLGIT deposits are public funds collateralized with a letter of credit that PLGIT maintains with the FHLB; therefore, the Bank is not required to provide collateral on these deposits. At December 31, 2011 and 2010, the Bank had no PLGIT deposits.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $371.5 million. At December 31, 2011 and 2010, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At December 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $55.0 million, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2011 and 2010. There were no outstanding borrowings under these lines at December 31, 2011 and $24.6 million outstanding at December 31, 2010. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will. The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2011 and 2010, the Corporation had no outstanding borrowings under this line.
Cash Requirements
The Corporation has cash requirements including various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Short-term borrowings consisting of securities sold under agreements to repurchase constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
The table also shows the amounts and expected maturities of significant commitments as of December 31, 2011. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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
The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Corporation does not require and is not required to pledge collateral or other security to support financial instruments with credit risk. These commitments expire over time as detailed in Table 12. The Corporation also had possible future commitments on Risk Participation Agreements, totaling $2.3 million at December 31, 2011. For further information regarding the Corporation’s commitments, refer to Footnote 15 of the Consolidated Financial Statements, herein.
Table 12 — Contractual Obligations
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, as of December 31, 2011:

	Payments Due by Period
				Due after
		Due in One	Due after	Four
		Year or	One Year to	Years to	Due in Over
(Dollars in thousands)	Total	Less	Three Years	Five Years	Five Years

Securities sold under agreement to repurchase(a)	$109,740	$109,740	$—	$—	$—
Long-term debt(b)	5,192	188	5,004	—	—
Subordinated capital notes(c)	1,899	1,147	752	—	—
Trust preferred securities(d)	36,283	712	1,424	1,424	32,723
Time deposits(e)	421,892	254,482	73,912	72,140	21,358
Operating leases	28,312	2,086	3,937	3,555	18,734
Standby and commercial letters of credit	47,786	30,209	2,236	15,341	—
Commitments to extend credit (f)	473,789	167,530	52,651	18,241	235,367
Derivative loan commitments (g)	777	777	—	—	—

Total contractual obligations	$1,125,670	$566,871	$139,916	$110,701	$308,182

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

(c)
Includes interest on variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(d)
Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs without penalty for the remainder of the term.

(e)
Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

(f)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(g)	Includes the fair value of these contractual arrangements at December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The Corporation uses both an interest-rate sensitivity gap analysis and a simulation model to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is permitted to use interest-rate swaps and interest-rate caps/floors with indices that correlate to on-balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate based on the Corporation’s current economic outlook.
At December 31, 2011, the simulation, based upon forward-looking assumptions, projects that the Corporation’s greatest interest margin exposure to interest-rate risk would occur if interest rates decreased from present levels. Given the assumptions, a 200 basis point parallel shift in the yield curve applied on a ramp-up basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.95% more than it would be if market rates would remain unchanged. A 100 basis point (a 200 basis point ramp down would not be relevant in the current market conditions) parallel shift in the yield curve applied on a ramp-down basis would cause the Corporation’s net interest margin, over a 1-year horizon, to be approximately 2.84% less than it would be if market rates would remain unchanged. Policy limits have been established which allow a tolerance for no more than approximately a 5.0% negative impact to the interest margin resulting from a 200 basis point parallel yield curve shift over a forward looking 12-month period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Net Interest Income” and “Asset/Liability Management, Liquidity” and Table 13.

Table 13 — Interest Sensitivity Analysis
Interest Sensitivity Analysis at December 31, 2011:

		After
		Three	After
	Within	Months to	One Year	Over
	Three	Twelve	to Five	Five	Non-Rate
(Dollars in thousands)	Months	Months	Years	Years	Sensitive	Total

Assets:
Cash and due from banks	$—	$—	$—	$—	$39,857	$39,857
Interest-earning deposits with other banks	67,520	—	—	—	—	67,520
Investment securities	44,214	86,627	215,329	124,995	—	471,165
Loans held for sale	3,157	—	—	—	—	3,157
Loans and leases, net of reserve for loan and lease losses	660,023	257,167	446,204	83,012	(29,870)	1,416,536
Other assets	—	—	—	—	208,604	208,604

Total assets	$774,914	$343,794	$661,533	$208,007	$218,591	$2,206,839

Liabilities and shareholders’ equity:
Demand deposits — noninterest-bearing	$—	$—	$—	$—	$304,006	$304,006
Demand deposits — interest-bearing	335,560	33,391	178,083	—	—	547,034
Savings deposits	27,835	73,700	388,157	—	—	489,692
Time deposits	57,711	145,105	183,681	22,003	—	408,500
Borrowed funds	131,984	—	5,250	—	—	137,234
Other liabilities	—	—	—	—	47,394	47,394
Shareholders’ equity	—	—	—	—	272,979	272,979

Total liabilities and shareholders’ equity	$553,090	$252,196	$755,171	$22,003	$624,379	$2,206,839

Incremental gap	$221,824	$91,598	$(93,638)	$186,004	$(405,788)

Cumulative gap	$221,824	$313,422	$219,784	$405,788

Cumulative gap as a percentage of interest-earning assets	11.16%	15.76%	11.05%	20.41%

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Philadelphia, Pennsylvania
March 2, 2012

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$39,857	$11,624
Interest-earning deposits with other banks	67,520	17,563
Investment securities held-to-maturity (fair value $45,639 and $32 at December 31, 2011 and 2010, respectively)	45,804	32
Investment securities available-for-sale	425,361	466,992
Loans held for sale	3,157	4,178
Loans and leases	1,446,406	1,471,186
Less: Reserve for loan and lease losses	(29,870)	(30,898)

Net loans and leases	1,416,536	1,440,288

Premises and equipment, net	34,303	34,605
Goodwill	53,169	51,320
Other intangibles, net of accumulated amortization and fair value adjustments of $11,646 and $9,495 at December 31, 2011 and 2010, respectively	4,870	5,477
Bank owned life insurance	61,387	48,010
Accrued interest receivable and other assets	54,875	53,804

Total assets	$2,206,839	$2,133,893

LIABILITIES
Demand deposits, noninterest-bearing	$304,006	$271,125
Demand deposits, interest-bearing	547,034	529,884
Savings deposits	489,692	467,511
Time deposits	408,500	417,750

Total deposits	1,749,232	1,686,270

Securities sold under agreements to repurchase	109,740	90,271
Other short-term borrowings	—	24,600
Accrued interest payable and other liabilities	47,394	37,534
Long-term debt	5,000	5,000
Subordinated notes	1,875	3,375
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,933,860	1,867,669

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 48,000,000 shares authorized at December 31, 2011 and 2010; 18,266,404 shares issued at December 31, 2011 and 2010; and 16,702,376 and 16,648,303 shares outstanding at December 31, 2011 and 2010, respectively	91,332	91,332
Additional paid-in capital	58,495	59,080
Retained earnings	157,566	151,978
Accumulated other comprehensive loss, net of tax benefit	(6,101)	(6,766)
Treasury stock, at cost; 1,564,028 shares and 1,618,101 shares at December 31, 2011 and 2010, respectively	(28,313)	(29,400)

Total shareholders’ equity	272,979	266,224

Total liabilities and shareholders’ equity	$2,206,839	$2,133,893

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009

Interest income
Interest and fees on loans and leases:
Taxable	$67,902	$71,822	$74,086
Exempt from federal income taxes	4,918	4,178	3,731

Total interest and fees on loans and leases	72,820	76,000	77,817

Interest and dividends on investment securities:
Taxable	8,063	10,377	14,014
Exempt from federal income taxes	4,469	4,554	4,512
Other interest income	116	72	16

Total interest income	85,468	91,003	96,359

Interest expense
Interest on demand deposits	939	1,302	1,981
Interest on savings deposits	1,468	2,555	2,955
Interest on time deposits	6,576	10,054	17,371
Interest on short-term borrowings	332	2,116	3,481
Interest on long-term borrowings	1,413	1,442	2,935

Total interest expense	10,728	17,469	28,723

Net interest income	74,740	73,534	67,636
Provision for loan and lease losses	17,479	21,565	20,886

Net interest income after provision for loan and lease losses	57,261	51,969	46,750

Noninterest income
Trust fee income	6,344	6,080	5,536
Service charges on deposit accounts	5,057	6,693	7,036
Investment advisory commission and fee income	5,373	4,626	3,427
Insurance commission and fee income	7,733	7,694	7,081
Other service fee income	5,240	5,046	3,410
Bank owned life insurance income	1,668	1,270	1,321
Other-than-temporary impairment on equity securities	(16)	(62)	(1,708)
Other-than-temporary impairment on other long lived assets	—	—	(500)
Net gain on sales of securities	1,417	432	1,150
Net gain on mortgage banking activities	1,868	2,960	2,378
Net (loss) gain on interest rate swap	—	(1,072)	641
Net loss on dispositions of fixed assets	(12)	(11)	(144)
Net loss on sales and write-downs of other real estate owned	(798)	(377)	(207)
Other	533	1,139	496

Total noninterest income	34,407	34,418	29,917

Noninterest expense
Salaries and benefits	38,230	38,034	37,422
Net occupancy	5,782	5,476	5,274
Equipment	4,002	3,811	3,438
Marketing and advertising	1,760	2,318	1,840
Deposit insurance premiums	2,039	2,670	3,185
Other	16,197	15,040	14,165

Total noninterest expense	68,010	67,349	65,324

Income before income taxes	23,658	19,038	11,343
Applicable income taxes	4,776	3,282	563

Net income	$18,882	$15,756	$10,780

Net income per share:
Basic	$1.13	$0.95	$0.75
Diluted	1.13	0.95	0.75
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
	Common	Other		Additional
(Dollars in thousands, except share and per share	Shares	Comprehensive		Paid-in	Retained
data)	Outstanding	(Loss) Income	Common Stock	Capital	Earnings	Treasury Stock	Total

Balance at December 31, 2008	12,938,514	$(8,619)	$74,370	$22,459	$151,816	$(36,819)	$203,207
Comprehensive income:
Net income for 2009					10,780		10,780
Other comprehensive income, net of income tax of $4,359:
Unrealized gain on investment securities available-for-sale		3,092					3,092
Unrealized gain on swap		1,299					1,299
Unrecognized pension benefits		3,704					3,704

Total comprehensive income							18,875

Cash dividends declared ($0.80 per share)					(11,786)		(11,786)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	95,973			27	(344)	2,375	2,058
Issuance of common stock	3,392,500		16,962	38,635			55,597
Exercise of stock options	2,547			(10)	(3)	60	47
Cancelled stock options and awards					46		46
Purchases of treasury stock	(11,642)					(370)	(370)
Restricted stock awards granted	47,191			(1,118)	(2)	1,120	—
Vesting of restricted stock awards				133			133

Balance at December 31, 2009	16,465,083	(524)	91,332	60,126	150,507	(33,634)	267,807
Comprehensive income:
Net income for 2010					15,756		15,756
Other comprehensive loss, net of income tax benefit of $3,362:
Unrealized loss on investment securities available-for-sale		(4,489)					(4,489)
Unrealized loss on swap		(830)					(830)
Unrecognized pension costs		(923)					(923)

Total comprehensive income							9,514

Cash dividends declared ($0.80 per share)					(13,284)		(13,284)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	123,750				(605)	2,794	2,189
Purchases of treasury stock	(8,512)					(153)	(153)
Restricted stock awards granted	67,982			(1,206)	(396)	1,593	(9)
Vesting of restricted stock awards				160			160

Balance at December 31, 2010	16,648,303	(6,766)	91,332	59,080	151,978	(29,400)	266,224
Comprehensive income:
Net income for 2011					18,882		18,882
Other comprehensive income, net of income tax of $358:
Unrealized gain on investment securities available-for-sale		6,422					6,422
Unrealized loss on swap		(1,252)					(1,252)
Unrecognized pension costs		(4,505)					(4,505)

Total comprehensive income							19,547

Cash dividends declared ($0.80 per share)					(13,382)		(13,382)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	141,485			65	13	2,209	2,287
Cancelled stock options and awards	(8,654)			166	28	(166)	28
Purchases of treasury stock	(137,494)					(1,928)	(1,928)
Restricted stock awards granted	58,736			(1,019)	47	972	—
Vesting of restricted stock awards				203			203

Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:

Net income	$18,882	$15,756	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	17,479	21,565	20,886
Depreciation of premises and equipment	2,591	2,517	2,357
Other-than-temporary impairment on equity securities	16	62	1,708
Other-than-temporary impairment on other long-lived assets	—	—	500
Net gain on sales of investment securities	(1,417)	(432)	(1,150)
Net gain on mortgage banking activities	(1,868)	(2,960)	(2,378)
Net loss (gain) on interest rate swap	—	1,072	(641)
Net loss on dispositions of fixed assets	12	11	144
Net loss on sales and write-downs of other real estate owned	798	377	207
Bank owned life insurance income	(1,668)	(1,270)	(1,321)
Net amortization (accretion) on investment securities	641	(18)	97
Amortization, fair market value adjustments and capitalization of other intangibles	607	100	238
Premium accretion on deposits and FHLB borrowings	—	(190)	(447)
Deferred tax expense (benefit)	1,613	(2,247)	(4,480)
Other adjustments to reconcile net income to cash provided by operating activities	—	—	(115)
Originations of loans held for sale	(176,503)	(170,266)	(143,615)
Proceeds from the sale of loans held for sale	179,414	170,098	144,688
Decrease (increase) in accrued interest receivable and other assets	692	3,734	(10,168)
Increase (decrease) in accrued interest payable and other liabilities	1,409	(3,063)	2,939

Net cash provided by operating activities	42,698	34,846	20,229

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(1,849)	(927)	(157)
Net capital expenditures	(2,301)	(2,932)	(3,289)
Proceeds from maturities and calls of securities held-to-maturity	32	72	336
Proceeds from maturities and calls of securities available-for-sale	212,964	287,035	208,612
Proceeds from sales of securities held-to-maturity	—	—	930
Proceeds from sales of securities available-for-sale	40,481	13,466	48,647
Purchases of investment securities held-to-maturity	(45,952)	—	—
Purchases of investment securities available-for-sale	(201,025)	(352,989)	(242,202)
Purchases of lease financings	—	(4,816)	(4,178)
Net (increase) decrease loans and leases	(1,153)	(55,800)	15,153
(Increase) decrease in interest-bearing deposits	(49,957)	30,499	(42,796)
Proceeds from sales of other real estate owned	2,681	1,843	304
Purchases of bank owned life insurance	(12,500)	—	—
Proceeds from bank owned life insurance	791	—	—

Net cash used in investing activities	(57,788)	(84,549)	(18,640)

Cash flows from financing activities:
Net increase in deposits	62,962	122,013	36,929
Net decrease in short-term borrowings	(5,131)	(68,508)	(97,162)
Repayment of subordinated debt	(1,500)	(1,500)	(1,875)
Issuance of common stock	—	—	55,597
Proceeds from exercise of stock options	—	—	47
Purchases of treasury stock	(1,928)	(153)	(370)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,287	2,189	2,058
Cash dividends paid	(13,367)	(13,249)	(11,078)

Net cash provided by (used in) financing activities	43,323	40,792	(15,854)

Net increase (decrease) in cash and due from banks	28,233	(8,911)	(14,265)
Cash and due from banks at beginning of year	11,624	20,535	34,800

Cash and due from banks at end of year	$39,857	$11,624	$20,535

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,202	$21,202	$30,440
Income taxes, net of refunds received	4,626	2,730	5,080
Goodwill and other intangibles due to acquisitions	1,849	927	157
Noncash transfer of loans to other real estate owned	7,426	1,205	3,289
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
Note 1. Summary of Significant Accounting Policies
Organization
Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance Company, a wholly owned subsidiary of the Corporation, were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance, Univest Capital and Univest Reinsurance do not currently meet the quantitative thresholds for separate disclosure provided as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-two banking offices and provides banking and trust services to the residents and employees of twelve retirement communities. Banking services are also available on-line at the Corporation’s websites at www.univest.net and www.univestdirect.com.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank, Univest Delaware, Inc. and Univest Reinsurance Company. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current-year presentation. The Corporation’s former subsidiary, Univest Realty Corporation, was liquidated during 2010 and the net assets were transferred to the Corporation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.
Interest-earning Deposits with Other Banks
Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities as of December 31, 2011 or 2010. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in accumulated other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the effective yield method for mortgage-backed securities and the constant yield method for all other securities.

Management evaluates debt securities, which comprise of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses; except for one corporate bond with a downgraded rating and is closely monitored by management. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation has not recognized any other-than-temporary impairment charges on debt securities during 2009 through 2011.
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
The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans and leases are reported at the present value of expected future cash flows using the loan’s or lease’s initial effective interest rate, or at the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent. For commercial impaired loans which are collateral dependent, the fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation less management’s costs to sell. Appraisals are updated at least annually and obtained more frequently if changes in the property or market conditions warrant. Once an updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the fully collateral dependent loan, a charge-off to the reserve for loan and lease losses is recorded for the difference.
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

Goodwill and Other Intangible Assets
The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to fifteen years. Customer related intangibles are being amortized over their estimated useful lives of five to twelve years. The covenants not to compete are being amortized over their three- to five-year contractual lives. The Corporation completes an annual goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation elected to early adopt, during the fourth quarter of 2011, new accounting guidance which allows entities the option to perform a qualitative assessment of goodwill. In accordance with the new accounting guidance, the Corporation determined, based on the assessment of qualitative factors and events and circumstances that may impact the drivers of fair value, it was not more likely than not, that the fair value of the Corporation, and each of its reporting units, was less than its carrying amount; therefore, it was not necessary to perform the two-step impairment test for the Corporation or the reporting units. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There can be no assurance that future impairment analyses will not result in a charge to earnings.
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
Bank Owned Life Insurance
The Corporation carries bank owned life insurance (BOLI) at the net cash surrender value of the policy. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank owned life insurance are reflected on the statement of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement/ termination period.
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
Retirement Plan, Supplemental Plans and Other Postretirement Benefit Plans
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, was frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Additionally, employees hired on or after December 8, 2009 are no longer eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over- funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation also recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions, with the understanding that the future growth and continued success of the Corporation’s business may well reflect the continued services to be rendered by these employees and the Corporation’s desire to be reasonably assured that these employees will continue to serve and realizing that if these employees would enter into competition with the Corporation, it would suffer severe financial loss. The SNQPP was established prior to the existence of a 401(k) Deferred Savings Plan, the Employee Stock Purchase Plan and the Long-Term Incentive Plans and therefore is not actively offered to new participants. These non-qualified plans are accounted for under guidance for deferred compensation arrangements. The disclosures for the SNQPP are separately disclosed for all presentation periods.
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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan (the Reinvestment Plan) allows for the issuance of 1,968,750 shares of common stock. During 2011 and 2010, 106,827 and 98,158 shares, respectively, were issued under the Reinvestment Plan, with 834,549 shares available for future purchase as of December 31, 2011.
The 1996 Employee Stock Purchase Plan (the Purchase Plan) allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the Purchase Plan in an aggregate amount not less than 2% nor more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Compensation expense is recognized if the discount is greater than 5% of the fair value. During 2011 and 2010, 21,266 and 25,514 shares, respectively, were issued under the Purchase Plan, with 797,023 shares available for future purchase as of December 31, 2011.
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
Recent Accounting Pronouncements
In August 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify testing goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not, that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 or March 31, 2012 for the Corporation. Early adoption is permitted. The Corporation elected to early adopt this standard during the fourth quarter of 2011 and it did not have a material impact on the Corporation’s financial statements.
In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied retrospectively. In December 2011, the FASB issued an ASU deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The Corporation does not expect the guidance will have a material impact on its financial statements but will result in a revised format for the presentation of comprehensive income and the components of other comprehensive income.
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

In April 2011, the FASB issued an ASU regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes both a concession and the borrower is experiencing financial difficulties under the guidance provided by this update. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance on identifying and disclosing troubled debt restructurings was effective and implemented commencing for interim and annual periods beginning on or after June 15, 2011, or September 30, 2011 for the Corporation, and applied retrospectively to restructurings occurring on or after the beginning of the year or January 1, 2011 for the Corporation. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring was effective on a prospective basis. The applications of the provisions of this standard did not have a material impact on the Corporation’s financial statements.
In July 2010, the FASB issued an ASU for improving disclosures about the credit quality of financing receivables and the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. For disclosures required as of the end of a reporting period, the update was effective and implemented commencing as of December 31, 2010 for the Corporation’s financial statements. Disclosures that relate to activity during a reporting period were required for financial statements that include periods beginning on or after January 1, 2011, or March 31, 2011 for the Corporation. The guidance related to troubled debt restructurings was effective for interim and annual periods beginning after June 15, 2011, or September, 30, 2011 for the Corporation, in order to be concurrent with the effective date of guidance under the ASU issued in April 2011 regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring. The application of the provisions of these standards did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2011 and September 30, 2011, which are included under Note 4, “Loans and Leases.”
Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2011 and 2010 was $6.2 million and $5.8 million, respectively, and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia in excess of the required $25 thousand clearing balance requirement. The average balances at the Federal Reserve Bank of Philadelphia were $60.7 million and $47.9 million for the years ended December 31, 2011 and 2010, respectively.
The Corporation also maintains interest-earning deposit accounts at other financial institutions as collateral for Risk Participation Agreements. The pledging requirement at December 31, 2011 and 2010 was $1.5 million and $430 thousand, respectively. See Note 15 — Commitments and Contingencies for additional information.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2011 and 2010, by contractual maturity within each type:

	December 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held-to-Maturity
Residential mortgage-backed securities:
Within 1 year	$—	$—	$—	$—	$15	$—	$—	$15

	—	—	—	—	15	—	—	15

Corporate bonds:
After 1 year to 5 years	45,804	154	(319)	45,639	—	—	—	—

	45,804	154	(319)	45,639	—	—	—	—

Other securities:
Within 1 year	—	—	—	—	17	—	—	17

	—	—	—	—	17	—	—	17

Total	$45,804	$154	$(319)	$45,639	$32	$—	$—	$32

Securities Available-for-Sale
U.S. treasuries:
Within 1 year	$2,525	$—	$—	$2,525	$—	$—	$—	$—

	2,525	—	—	2,525	—	—	—	—

U.S. government corporations and agencies:
Within 1 year	10,009	77	—	$10,086	7,000	—	—	7,000
After 1 year to 5 years	143,189	1,022	(33)	144,178	182,585	515	(2,000)	181,100

	153,198	1,099	(33)	154,264	189,585	515	(2,000)	188,100

State and political subdivisions:
Within 1 year	752	5	—	757	451	—	—	451
After 1 year to 5 years	10,082	308	(16)	10,374	8,801	281	—	9,082
After 5 years to 10 years	11,846	664	(3)	12,507	14,042	281	(69)	14,254
Over 10 years	87,896	5,472	(1)	93,367	86,315	639	(2,693)	84,261

	110,576	6,449	(20)	117,005	109,609	1,201	(2,762)	108,048

Residential mortgage-backed securities:
After 5 years to 10 years	20,745	743	—	21,488	14,709	743	—	15,452
Over 10 years	55,328	2,665	(680)	57,313	66,919	3,222	(492)	69,649

	76,073	3,408	(680)	78,801	81,628	3,965	(492)	85,101

Commercial mortgage obligations:
After 5 years to 10 years	5,547	124	—	5,671	8,855	252	—	9,107
Over 10 years	54,994	799	—	55,793	63,827	1,321	(1,164)	63,984

	60,541	923	—	61,464	72,682	1,573	(1,164)	73,091

Corporate bonds:
Within 1 year	—	—	—	—	2,999	30	—	3,029
After 1 year to 5 years	4,991	—	(224)	4,767	4,988	—	(43)	4,945

	4,991	—	(224)	4,767	7,987	30	(43)	7,974

Money market mutual funds
Within 1 year	3,851	—	—	3,851	1,693	—	—	1,693

	3,851	—	—	3,851	1,693	—	—	1,693

Equity securities:
No stated maturity	2,364	544	(224)	2,684	2,447	680	(142)	2,985

	2,364	544	(224)	2,684	2,447	680	(142)	2,985

Total	$414,119	$12,423	$(1,181)	$425,361	$465,631	$7,964	$(6,603)	$466,992

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a fair value of $338.5 million and $347.3 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.
The following table presents information related to sales of securities available for sale during the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Securities available for sale:
Proceeds from sales	$40,481	$13,466	$48,647
Gross realized gains on sales	1,428	453	1,178
Gross realized losses on sales	11	21	28
Tax expense related to net realized gains on sales	496	151	403
Accumulated other comprehensive income related to securities of $7.3 million and $884 thousand, net of taxes, has been included in shareholders’ equity at December 31, 2011 and 2010, respectively. Unrealized losses in investment securities at December 31, 2011 and 2010 do not represent other-than-temporary impairments.
The Corporation realized other-than-temporary impairment charges of $16 thousand and $62 thousand, respectively, to noninterest income on its equity portfolio during the years ended December 31, 2011 and 2010. The Corporation determined that it was probable that certain equity securities would not regain market value equivalent to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation did not consider those investments to be other-than-temporarily impaired at December 31, 2011 and 2010.
At December 31, 2011 and 2010, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the amount of securities that were in an unrealized loss position at December 31, 2011 and 2010:

	At December 31, 2011
	Less than Twelve		Twelve Months or
	Months		Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government corporations and agencies	$24,967	$(33)	$—	$—	$24,967	$(33)
State and political subdivisions 16	—	—	1,997	(20)	1,997	(20)
Residential mortgage-backed securities	5,184	(20)	3,311	(660)	8,495	(680)
Corporate bonds	34,851	(543)	—	—	34,851	(543)
Equity securities	920	(224)	—	—	920	(224)

Total	$65,922	$(820)	$5,308	$(680)	$71,230	$(1,500)

	At December 31, 2010
	Less than Twelve		Twelve Months or
	Months		Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government corporations and agencies	$107,978	$(2,000)	$—	$—	$107,978	$(2,000)
State and political subdivisions	52,531	(2,589)	1,589	(173)	54,120	(2,762)
Residential mortgage-backed securities	10,096	(38)	4,419	(454)	14,515	(492)
Commercial mortgage obligations	19,322	(1,164)	—	—	19,322	(1,164)
Corporate bonds	4,945	(43)	—	—	4,945	(43)
Equity securities	951	(140)	17	(2)	968	(142)

Total	$195,823	$(5,974)	$6,025	$(629)	$201,848	$(6,603)

Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2011	2010

Commercial, financial and agricultural	$484,687	$463,518
Real estate-commercial	514,953	496,357
Real estate-construction	90,397	139,958
Real estate-residential secured for business purpose	32,481	42,459
Real estate-residential secured for personal purpose	125,220	121,876
Real estate-home equity secured for personal purpose	80,478	80,875
Loans to individuals	44,965	44,087
Lease financings	73,225	82,056

Total loans and leases, net of deferred income	$1,446,406	$1,471,186

Unearned lease income, included in the above table	$(9,965)	$(10,561)
Net deferred costs (fees), included in the above table	$876	$(228)
Overdraft deposits included in the above table	$123	$199
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The Corporation is a lessor of primarily small-ticket equipment under agreements expiring at various dates through the year 2018. At December 31, 2011 and 2010, the schedule of minimum lease payments is as follows:

	At December 31
(Dollars in thousands)	2011	2010

Within 1 year	$37,552	$42,310
After 1 year through 2 years	22,670	27,071
After 2 years through 3 years	13,688	13,595
After 3 years through 4 years	6,769	7,460
After 4 years through 5 years	2,461	2,132
Thereafter	50	49

Total future minimum lease payments receivable	83,190	92,617
Less: Unearned income	(9,965)	(10,561)

Total lease financing receivables, net of unearned income	$73,225	$82,056

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at December 31, 2011 and 2010:

							Recorded
							Investment
							Greater than
			Greater				90 Days
			Than				Past Due
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	and Accruing
(Dollars in thousands)	Past Due*	Past Due*	Past Due*	Past Due*	Current*	and Leases	Interest*

At December 31, 2011

Commercial, financial and agricultural	$3,741	$33	$—	$3,774	$476,222	$484,687	$—
Real estate-commercial real estate and construction:
Commercial real estate	2,212	723	—	2,935	491,498	514,953	—
Construction	—	—	—	—	74,656	90,397	—
Real estate-residential and home equity:
Residential secured for business purpose	340	—	—	340	32,026	32,481	—
Residential secured for personal purpose	1,783	—	—	1,783	123,380	125,220	—
Home equity secured for personal purpose	298	68	117	483	79,968	80,478	117
Loans to individuals	386	236	204	826	44,089	44,965	204
Lease financings	1,203	544	44	1,791	70,535	73,225	44

Total	$9,963	$1,604	$365	$11,932	$1,392,374	$1,446,406	$365

At December 31, 2010

Commercial, financial and agricultural	$924	$—	$—	$924	$454,792	$463,518	$—
Real estate-commercial real estate and construction:
Commercial real estate	1,377	—	—	1,377	477,230	496,357	—
Construction	2,615	—	—	2,615	120,036	139,958	—
Real estate-residential and home equity:
Residential secured for business purpose	—	—	—	—	42,008	42,459	—
Residential secured for personal purpose	92	—	270	362	120,250	121,876	270
Home equity secured for personal purpose	118	74	44	236	80,639	80,875	44
Loans to individuals	537	153	382	1,072	42,934	44,087	382
Lease financings	1,071	421	—	1,492	79,437	82,056	—

Total	$6,734	$648	$696	$8,078	$1,417,326	$1,471,186	$696

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Leases
The following presents by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and leases), and accruing troubled debt restructured loans and leases at December 31, 2011 and 2010:

	At December 31,
	2011			2010
		Accruing			Accruing
		Troubled Debt	Total		Troubled Debt	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans and	Loans and	Loans and	Loans and	Loans and	Loans and
(Dollars in thousands)	Leases	Leases	Leases	Leases	Leases	Leases

Commercial, financial and agricultural	$4,614	$77	$4,691	$7,627	$175	$7,802
Real estate-commercial real estate and construction:
Commercial real estate	18,085	2,435	20,520	17,750	—	17,750
Construction	14,479	1,262	15,741	17,307	—	17,307
Real estate-residential and home equity:
Residential secured for business purpose	107	8	115	361	90	451
Residential secured for personal purpose	57	—	57	1,264	—	1,264
Home equity secured for personal purpose	27	—	27	—	—	—
Loans to individuals	—	50	50	21	60	81
Lease financings	838	61	899	902	225	1,127

Total	$38,207	$3,893	$42,100	$45,232	$550	$45,782

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases by credit quality indicator at December 31, 2011 and 2010.
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
1.	Cash Secured — No credit risk

2.	Fully Secured — Negligible credit risk

3.	Strong — Minimal credit risk

4.	Satisfactory — Nominal credit risk

5.	Acceptable — Moderate credit risk

6.	Pre-Watch — Marginal, but stable credit risk

7.	Special Mention — Potential weakness

8.	Substandard — Well-defined weakness

9.	Doubtful — Collection in-full improbable

10.	Loss — Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

							Real Estate—Residential
	Commercial, Financial						Secured for Business
	and Agricultural		Real Estate—Commercial		Real Estate—Construction		Purpose
	At December 31,		At December 31,		At December 31,		At December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Grade:
1. Cash secured/ 2. Fully secured	$2,426	$2,714	$—	$—	$—	$—	$—	$—
3. Strong	4,441	16,350	9,365	10,268	1,124	3,948	—	28
4. Satisfactory	32,730	71,258	28,517	47,755	89	12,217	1,309	1,836
5. Acceptable	296,860	254,422	296,499	256,788	35,207	82,848	18,990	24,987
6. Pre-watch	79,402	70,259	100,581	108,784	33,993	12,005	8,853	6,322
7. Special Mention	26,162	8,476	29,055	17,596	1,715	684	663	700
8. Substandard	40,634	36,933	49,943	53,905	18,269	28,256	2,666	8,586
9. Doubtful	2,032	3,106	993	1,261	—	—	—	—
10.Loss	—	—	—	—	—	—	—	—

Total	$484,687	$463,518	$514,953	$496,357	$90,397	$139,958	$32,481	$42,459

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

	Real Estate—Residential		Real Estate—Home Equity
	Secured for		Secured for
	Personal Purpose		Personal Purpose		Loans to individuals		Lease Financing
	At December 31,		At December 31,		At December 31,		At December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$125,163	$120,342	$80,334	$80,831	$44,711	$43,624	$72,282	$80,929
Nonperforming	57	1,534	144	44	254	463	943	1,127

Total	$125,220	$121,876	$80,478	$80,875	$44,965	$44,087	$73,225	$82,056

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and leases losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the years ended December 31, 2011 and 2010.

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated	Total

For the Year Ended December 31, 2011

Reserve for loan and lease losses:

Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898

Charge-offs	(6,784)	(10,033)	(323)	(79)	(968)	(1,516)		(19,703)

Recoveries	318	151	43	19	174	491		1,196
Provision (recovery of provision)	8,098	7,911	(230)	251	790	419	240	17,479

Ending balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870

For the Year Ended December 31, 2010

Reserve for loan and lease losses:

Beginning balance	$12,148	$7,975	$1,058	$501	$887	$1,175	$1,054	$24,798

Charge-offs	(3,436)	(9,267)	(1,298)	(8)	(883)	(2,213)	—	(17,105)

Recoveries	129	651	45	76	227	512	—	1,640
Provision (recovery of provision)	789	15,929	1,528	(25)	503	2,476	365	21,565

Ending balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated		Total

At December 31, 2011

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$510	$743	$—	$—	$—	$—	$	N/A	$1,253
Ending balance: collectively evaluated for impairment	10,752	12,574	823	735	730	1,344		1,659	28,617

Ending balance	$11,262	$13,317	$823	$735	$730	$1,344		$1,659	$29,870

Loans and leases:

Ending balance: individually evaluated for impairment	$4,691	$36,261	$115	$84	$50	$—			$41,201
Ending balance: collectively evaluated for impairment	479,996	569,089	32,366	205,614	44,915	73,225			1,405,205

Ending balance	$484,687	$605,350	$32,481	$205,698	$44,965	$73,225			$1,446,406

				Real Estate—
				Residential
			Real Estate—	and
	Commercial,	Real Estate—	Residential	Home Equity
	Financial	Commercial	Secured for	Secured for	Loans
	and	and	Business	Personal	to	Lease
(Dollars in thousands)	Agricultural	Construction	Purpose	Purpose	Individuals	Financings	Unallocated		Total

At December 31, 2010

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$650	$942	$29	$2	$—	$—	$	N/A	$1,623
Ending balance: collectively evaluated for impairment	9,160	14,166	1,304	542	734	1,950		1,419	29,275

Ending balance	$9,810	$15,108	$1,333	$544	$734	$1,950		$1,419	$30,898

Loans and leases:
Ending balance: individually evaluated for impairment	$7,802	$35,057	$451	$1,264	$81	$—			$44,655
Ending balance: collectively evaluated for impairment	455,716	601,258	42,008	201,487	44,006	82,056			1,426,531

Ending balance	$463,518	$636,315	$42,459	$202,751	$44,087	$82,056			$1,471,186

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$30,898	$24,798	$13,118
Provision for loan and lease losses	17,479	21,565	20,886
Loans and leases charged off	(19,703)	(17,105)	(10,448)
Recoveries	1,196	1,640	1,242

Balance at end of year	$29,870	$30,898	$24,798

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2011 and 2010.

	At December 31,
	2011			2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$3,384	$4,422		$4,761	$5,074
Real estate—commercial real estate	19,453	27,146		13,634	14,610
Real estate—construction	15,741	17,268		13,994	16,509
Real estate—residential secured for business purpose	115	631		361	730
Real estate—residential secured for personal purpose	57	57		632	632
Real estate—home equity secured for personal purpose	27	27		—	—
Loans to individuals	50	58		81	81

Total impaired loans with no related allowance recorded:	$38,827	$49,609		$33,463	$37,636

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$1,307	$1,700	$510	$3,041	$3,058	$650
Real estate—commercial real estate	1,067	1,067	743	4,116	5,231	765
Real estate—construction	—	—	—	3,313	3,739	177
Real estate—residential secured for business purpose	—	—	—	90	90	29
Real estate—residential secured for personal purpose	—	—	—	632	632	2

Total impaired loans with an allowance recorded	$2,374	$2,767	$1,253	$11,192	$12,750	$1,623

Total impaired loans:
Commercial, financial and agricultural	$4,691	$6,122	$510	$7,802	$8,132	$650
Real estate—commercial real estate	20,520	28,213	743	17,750	19,841	765
Real estate—construction	15,741	17,268	—	17,307	20,248	177
Real estate—residential secured for business purpose	115	631	—	451	820	29
Real estate—residential secured for personal purpose	57	57	—	1,264	1,264	2
Real estate—home equity secured for personal purpose	27	27	—	—	—	—
Loans to individuals	50	58	—	81	81	—

Total impaired loans:	$41,201	$52,376	$1,253	$44,655	$50,386	$1,623

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011			2010
			Interest Income			Interest Income
			That Would			That Would
			Have Been			Have Been
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	Under	Recorded	Income	Under
(Dollars in thousands)	Investment	Recognized*	Original Terms	Investment	Recognized*	Original Terms

Commercial, financial and agricultural	$6,357	$30	$377	$3,790	$13	$234
Real estate—commercial real estate	18,850	130	1,300	8,280	63	744
Real estate—construction	16,720	64	886	20,228	—	1,062
Real estate—residential secured for business purpose	306	6	14	928	29	63
Real estate—residential secured for personal purpose	491	25	25	1,201	13	62
Real estate—home equity secured for personal purpose	25	1	1	231	—	9
Loans to individuals	57	5	1	62	4	—

Total	$42,806	$261	$2,604	$34,720	$122	$2,174

*	Includes interest income recognized on accruing troubled debt restructured loans of $196 thousand and $97 thousand for the years ended December 31, 2011 and 2010, respectively.
Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $0 and $42 thousand at December 31, 2011 and 2010, respectively. Other real estate owned was $6.6 million and $2.4 million at December 31, 2011 and 2010, respectively.
The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for off-balance sheet credits was $220 thousand and $178 thousand at December 31, 2011 and 2010, respectively.
Troubled Debt Restructured Loans and Leases
The following presents, by class of loans and leases, information regarding accruing and non-accrual loans and leases that were restructured during the year ended December 31, 2011:

	For the Year Ended December 31, 2011
		Pre-	Post-
		Restructuring	Restructuring
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Related
(Dollars in thousands)	Loans	Investment	Investment	Allowance

Accruing Troubled Debt Restructured Loans and Leases:

Commercial, financial and agricultural	2	$80	$80	$—
Real estate—commercial real estate	5	2,438	2,435	—
Real estate—construction	5	2,182	2,182	—
Real estate—residential secured for business purpose	1	98	98	—
Real estate—residential secured for personal purpose	1	156	156	—
Real estate—home equity secured for personal purpose	1	31	31	—

Total	15	$4,985	$4,982	$—

Nonaccrual Troubled Debt Restructured Loans and Leases:
Real estate—commercial real estate	3	$11,368	$11,368	$—
Real estate—residential secured for personal purpose	1	61	61	—

Total	4	$11,429	$11,429	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties.
Accruing loans totaling $5.0 million were restructured during the year ended December 31, 2011. Accruing troubled debt restructured loans were primarily comprised of two categories of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due. The first category included four commercial real estate loans totaling $1.2 million, which had their interest only payment terms extended due to reduced cash flows, and one loan with a balance of $1.2 million, which had an interest rate reduction and maturity date extension due to inability to make payments because of reduced cash flows caused by economic conditions. The second category consisted of five construction loans totaling $2.2 million, which had interest only payment terms extended due to stalled land development projects. Accruing troubled debt restructured loans charged-off during the year ended December 31, 2011, subsequent to the restructuring, totaled approximately $241 thousand, primarily due to declines in collateral values.
Nonaccrual loans totaling $11.4 million were restructured during the year ended December 31, 2011. Nonaccrual troubled debt restructured loans were primarily comprised of two commercial real estate loans totaling $8.6 million. The first restructure was necessary due to the customer’s declining revenue and inability to raise additional capital needed to fund future projects, placing a strain on cash flow. To allow payments to be made, based on projected cash flows, two loans were restructured into one loan with a balance of $6.7 million at a reduced interest rate, with repayment beginning in October of 2011. Periodic review of the financial performance of the company has been included in the covenants of the restructure, requiring additional payments on the loans as the company’s financial condition improves. At December 31, 2011 the balance of this loan was $6.5 million. The second restructure was necessary due to a bankruptcy filing. This loan has been modified to allow interest only payments at a reduced interest rate. At December 31, 2011, the balance of this loan was $1.9 million.
The following presents, by class of loans and leases, information regarding accruing and nonaccrual troubled debt restructured loans and leases, included in the table above, for which there was a payment default during the year ended December 31, 2011.

	For the Year Ended
	December 31, 2011
	Number of	Recorded
(Dollars in thousands)	Loans	Investment

Accruing Troubled Debt Restructured Loans and Leases:
Real estate-residential secured for personal purpose	1	$158
Real estate-home equity secured for personal purpose	1	31

Total	2	$189

Nonaccrual Troubled Debt Restructured Loans and Leases:
Real estate-commercial real estate	1	$2,761

Total	1	$2,761

Accruing troubled debt restructured loans, restructured during 2011, totaling $189 thousand, had payment defaults subsequent to restructuring in 2011. As a result of the payment default, these loans have been placed on nonaccrual status.
Nonaccrual troubled debt restructured loans, restructured during 2011, totaling $2.8 million, had payment defaults subsequent to restructuring in 2011. The commercial real estate loan for $2.8 million was foreclosed on and $1.0 million was charged-off based on the appraised value of the property and the remaining $1.8 million was transferred to other real estate owned during the third quarter of 2011.

Note 5. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2011	2010

Land and land improvements	$9,039	$8,906
Premises and improvements	35,821	35,449
Furniture and equipment	18,853	18,042

Total cost	63,713	62,397
Less: accumulated depreciation	(29,410)	(27,792)

Net book value	$34,303	$34,605

Note 6. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $1.5 million and $1.5 million respectively. In 2011, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $11 thousand; there was no impairment in 2010. The Corporation also has goodwill with a net carrying amount of $53.2 million at December 31, 2011, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded additional goodwill of $1.8 million and $925 thousand at December 31, 2011 and December 31, 2010, respectively for earn-out payments related to its 2008 acquisition of Trollinger Consulting Group for achieving specified operating income targets. The Corporation has no remaining contingent earn-out payments.
The Corporation completed an impairment test for goodwill as of October 31, 2010. The Corporation elected to early adopt, during the fourth quarter of 2011, new accounting guidance which allows entities the option to perform a qualitative assessment of goodwill. In accordance with the new guidance, the Corporation determined, based on the assessment of qualitative factors and events and circumstances that may impact the drivers of fair value, it was not more likely than not, that the fair value of the Corporation, and each of its reporting units, was less than its carrying amount; therefore, it was not necessary to perform the two-step impairment test for the Corporation or the reporting units. There was no impairment recorded during 2011 or 2010. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2011 and 2010 were as follows:

(Dollars in thousands)

Balance as of December 31, 2009	$50,393
Additions:
Trollinger Consulting Group	927

Balance as of December 31, 2010	$51,320
Additions:
Trollinger Consulting Group	1,849

Balance as of December 31, 2011	$53,169

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2011			December 31, 2010
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and	Net	Gross	and	Net
	Carrying	Fair Value	Carrying	Carrying	Fair Value	Carrying
(Dollars in thousands)	Amount	Adjustments	Amount	Amount	Adjustments	Amount

Amortized intangible assets:
Covenants not to compete	$320	$320	$—	$320	$308	$12
Branch acquisitions	2,951	2,951	—	2,951	2,951	—
Core deposit intangibles	2,201	2,148	53	2,201	2,007	194
Customer related intangibles	5,291	3,213	2,078	5,302	2,472	2,830
Mortgage servicing rights, net	5,753	3,014	2,739	4,198	1,757	2,441

Total amortized intangible assets	$16,516	$11,646	$4,870	$14,972	$9,495	$5,477

The estimated aggregate amortization expense includes covenants not to compete, core deposit intangibles and customer related intangibles for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2012		$670
2013		498
2014		380
2015		263
2016		146
Thereafter		174
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $2.8 million and $2.9 million at December 31, 2011 and 2010, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.5% to 7.3% for 2011.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Beginning balance	$2,441	$1,437	$418
Servicing rights capitalized	1,555	1,380	1,280
Amortization of servicing rights	(665)	(425)	(178)
Changes in valuation	(592)	49	(83)

Ending balance	$2,739	$2,441	$1,437

Mortgage loans serviced for others	$418,224	$306,403	$174,066

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Beginning balance	$(201)	$(250)	$(167)
Additions	(592)	—	(83)
Reductions	—	49	—
Direct write-downs	—	—	—

Ending balance	$(793)	$(201)	$(250)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2012		$632
2013		499
2014		379
2015		289
2016		217
Thereafter		723

Note 7. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2011	2010

Other real estate owned	$6,600	$2,438
Accrued interest receivable	6,904	7,206
Accrued income and other receivables	3,106	2,843
Fair market value of derivative financial instruments	1,079	1,291
Prepaid FDIC insurance assessments	4,025	6,132
Other prepaid expenses	9,813	7,256
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	9,145	10,457
Net deferred tax assets	13,579	15,557
Other	624	624

Total accrued interest receivable and other assets	$54,875	$53,804

The FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund during the fourth quarter of 2009. The amount was paid on December 30, 2009 for the fourth quarter 2009, and for all of 2010, 2011 and 2012. At December 31, 2011, $4.0 million remained in the prepaid asset account. The prepaid amount of $4.0 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2012 though 2013 period as the actual FDIC assessments are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.
At December 31, 2011 and 2010, the Bank held $3.3 million in Federal Reserve Bank stock as required by member banks of the Federal Reserve System. The Bank is also required to hold stock in the Federal Home Loan Bank of Pittsburgh (FHLB) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $5.8 million and $7.1 million as of December 31, 2011 and 2010, respectively. On December 23, 2008, the FHLB announced that it would be suspending the payment of its dividends and the repurchase of excess capital stock in order to rebuild its capital levels. Additionally, the FHLB might require its members to increase its capital stock requirement. During the fourth quarter of 2010 and the first through fourth quarter of 2011, the FHLB repurchased a limited amount of excess capital stock. The FHLB will make decisions on future repurchases of excess capital stock on a quarterly basis. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. Under the plan, each FHLBank will, on a quarterly basis, beginning in the third quarter of 2011, allocate at least 20 percent of its net income to a separate restricted retained earnings account until the balance of the account equals one percent of that FHLBank’s balance of outstanding obligations. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock, it is temporary. Therefore, as of December 31, 2011, the FHLB stock is recorded at cost.

Note 8. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Current:
Federal	$2,829	$5,142	$5,057
State	334	387	(14)
Deferred:
Federal	1,480	(2,162)	(4,543)
State	133	(85)	63

	$4,776	$3,282	$563

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(14.0)	(16.0)	(25.0)
Increase in value of bank owned life insurance assets	(2.4)	(2.3)	(4.1)
Other, including state income taxes, valuation allowance and rate differential	1.6	0.5	(0.9)

	20.2%	17.2%	5.0%

During the years ended December 31, 2011 and 2010, the Corporation did not record any tax benefits resulting from the exercise of employee stock options and restricted stock to additional paid-in capital.
As of December 31, 2011 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. The Corporation’s 2006 and 2007 federal tax returns were examined with some minor adjustments, and tax years 2007 through 2011 remain subject to federal examination as well as examination by state taxing jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation had state net operating loss carry-forward of $15.2 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2011 and 2010 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $7 thousand and $9 thousand were reversed and charged to equity during the years ended December 31, 2011 and 2010, respectively, as a result of unrecognizable restricted stock and non-qualified stock option expense.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2011	2010

Deferred tax assets:
Loan and lease loss	$10,559	$10,941
Deferred compensation	2,539	2,531
Postretirement benefits	653	614
Actuarial adjustments on postretirement benefits*	6,717	4,292
Vacation accrual	352	370
State net operating losses	987	813
Other-than-temporary impairments on equity securities	1,259	1,279
Other	1,270	1,553

Gross deferred tax assets	24,336	22,393
Valuation allowance	(1,392)	(1,281)

Total deferred tax asset, net of valuation allowance	22,944	21,112

Deferred tax liabilities:
Market discount	1,337	1,276
Retirement plans	2,183	1,612
Depreciation	504	482
Deferred fees and expense	274	268
Prepaid expenses	535	406
Intangible assets	1,100	863
Net unrealized holding gains on securities available for sale and swaps*	3,432	648

Total deferred tax liabilities	9,365	5,555

Net deferred tax assets	$13,579	$15,557

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).
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
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2011, 2010 and 2009 was $639 thousand, $588 thousand and $536 thousand, respectively.
The Corporation sponsors a Supplemental non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) Deferred Savings Plan, the Employee Stock Purchase Plan and the Long-Term Incentive Plans and therefore is not actively offered to new participants. Expense recorded by the Corporation for the SNQPP for the year ended December 31, 2011 of $463 thousand was more than offset be a reversal in the accrual of $467 thousand related to the passing of one of the participants. The expense for 2011 was estimated using a weighted-average discount rate of 4.59%. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2010 and 2009 was $88 thousand and $576 thousand, respectively. The reduction in expense during 2010 was the result of a change in valuation estimates associated with projecting future changes in the Consumer Price Index.

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

			Other Postretirement
	Retirement Plans		Benefits
(Dollars in thousands)	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$32,250	$29,386	$1,974	$1,636
Service cost	556	362	66	76
Interest cost	1,725	1,708	117	115
Actuarial loss	5,368	2,239	267	226
Benefits paid	(1,525)	(1,445)	(80)	(79)

Benefit obligation at end of year	$38,374	$32,250	$2,344	$1,974

Change in plan assets:
Fair value of plan assets at beginning of year	$24,366	$21,606	$—	$—
Actual return on plan assets	127	2,145	—	—
Benefits paid	(1,525)	(1,445)	(80)	(79)
Employer contribution and non-qualified benefit payments	2,245	2,060	80	79

Fair value of plan assets at end of year	25,213	24,366	—	—

Funded status	(13,161)	(7,884)	(2,344)	(1,974)
Unrecognized net actuarial loss	20,482	16,508	819	561
Unrecognized prior service costs	(2,061)	(4,739)	(48)	(68)

Net amount recognized	$5,260	$3,885	$(1,573)	$(1,481)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	At December 31,
(Dollars in thousands)	2011	2010

Projected benefit obligation	$37,307	$31,718
Accumulated benefit obligation	35,286	29,679
Fair value of plan assets	25,213	24,366
The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$556	$362	$1,094	$66	$76	$68
Interest cost	1,725	1,708	1,700	117	115	91
Expected return on plan assets	(1,895)	(1,670)	(1,545)	—	—	—
Amortization of net loss	728	686	899	15	7	25
(Accretion) amortization of prior service cost	(235)	(236)	47	(20)	(20)	(20)

Net periodic benefit cost	$879	$850	$2,195	$178	$178	$164

		Other
	Retirement	Postretirement
(Dollars in thousands)	Plans	Benefits

Expected amortization expense for 2012:
Amortization (accretion) of net loss	$1,074	$(23)
(Accretion) amortization of prior service cost	(241)	20

During 2012, the Corporation expects to contribute approximately $40 thousand to the Retirement Plans and approximately $87 thousand to Other Postretirement Benefits.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)		Other Postretirement
For the fiscal year ending:	Retirement Plans	Benefits
2012	$1,671	$87
2013	1,739	89
2014	1,750	118
2015	2,025	129
2016	2,203	135
Years 2017-2021	10,602	772
Weighted-average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2011	2010	2011	2010
Assumed discount rate for obligation	4.5%	5.5%	4.5%	5.5%
Assumed salary increase rate	3.0	3.0	—	—
Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2011 and 2010 were as follows:

			Other Postretirement
	Retirement Plans		Benefits
	2011	2010	2011	2010
Assumed discount rate for obligation	5.5%	6.0%	5.5%	6.0%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	3.0	3.0	—	—
The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2011	2010	2009
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2013	2012	2011
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease

Effect on total of service and interest cost components	$7	$(7)
Effect on postretirement benefit obligation	85	(75)
The Corporation’s pension plan asset allocation at December 31, 2011 and 2010, by asset category was as follows:

	Percentage of Plan Assets at
	December 31,
Asset Category:	2011	2010
Equity securities	49%	52%
Debt securities	47	47
Other	4	1

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 50%-equity-to-50%-fixed-income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.
The major categories of assets in the Corporation’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 17, “Fair Value Disclosures.”

	Fair Value Measurements
	at December 31,
(Dollars in thousands)	2011	2010
Level 1:
Common stocks	$8,056	$8,119
Mutual funds:
U.S. Mid Cap	986	1,043
U.S. Small Cap	991	1,068
International	2,202	2,421
Income	1,577	1,518
Short-term investments	1,250	395
Level 2:
U.S. government obligations	2,359	2,482
Corporate bonds	4,203	4,422
Level 3:
Certificates of deposit	3,589	2,898

Total fair value of plan assets	$25,213	$24,366

Investments in common stocks primarily include U.S. companies with large market capitalizations and some foreign exposure in their markets. The common stock investments are diversified amongst various industries including basic materials (oil, gas, and other), financial services, healthcare, technology and other industries with the primary objective of long-term capital appreciation and a secondary objective of current income. Mutual fund investments in U.S. mid cap and small cap companies are comprised mainly of growth and value equity funds with some foreign exposure in the companies’ markets. Mutual fund investments in international funds consist mainly of equity funds that invest in diverse companies mostly based in Europe and the Pacific Basin with the primary objective to provide long-term growth of capital and a secondary objective of current income. Mutual fund investments in income funds are comprised of short-term and intermediate-term bond funds. Corporate bonds are fixed income investment grade bonds of primarily U.S. issuers from diverse industries. Other fixed-income investments include U.S. government agency securities and bank certificates of deposits. The fixed income investments have varying maturities ranging from one to ten years with the objective to maximize investment return while preserving investment principal. Short-term investments are comprised of an interest-bearing money market deposit account with the Bank.
The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2011 and 2010.

		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Maturities/	December 31,
(Dollars in thousands)	2010	(Losses)	(Losses)	Purchases	Redemptions	2011

Certificates of deposit	$2,898	$—	$—	$1,305	$(614)	$3,589

Total Level 3 assets	$2,898	$—	$—	$1,305	$(614)	$3,589

		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Maturities/	December 31,
(Dollars in thousands)	2009	(Losses)	(Losses)	Purchases	Redemptions	2010

Certificates of deposit	$2,273	$—	$—	$1,599	$(974)	$2,898

Total Level 3 assets	$2,273	$—	$—	$1,599	$(974)	$2,898

Note 10. Stock-Based Incentive Plan
The Corporation has a shareholder-approved 2003 Long-Term Incentive Plan under which the Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 762,758 common shares available for future grants at December 31, 2011 under the plan. At December 31, 2011, there were 497,499 options to purchase common stock and 156,297 unvested restricted stock awards outstanding under the plan.
Following is a summary of the status of options granted under the 2003 Long-term Incentive Plan during 2011:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Remaining	Value at
	Under	Price	Contractual	December 31,
(Dollars in thousands)	Option	Per Share	Life (Years)	2011

Outstanding at December 31, 2010	428,032	$23.07
Granted	90,000	17.24
Expired	(6,033)	25.16
Forfeited	(14,500)	19.53
Exercised	—	—

Outstanding at December 31, 2011	497,499	22.09	5.6	$—

Exercisable at December 31, 2011	251,556	24.57	4.0	—

The total intrinsic value of options exercised during 2009 was $25 thousand. There were no stock options exercised during 2010 or 2011. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price and or related taxes in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised. During 2009, optionees exchanged 1,586 shares, net shares acquired amounted to 2,547 common shares.
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
The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. The following aggregated assumptions were made for options granted during fiscal years 2011, 2010 and 2009:

	For the Years Ended
	December 31,
	2011	2010	2009
Expected option life in years	7.9	8.0	7.8
Risk free interest rate	3.04%	3.60%	2.34%
Expected dividend yield	4.64%	4.55%	3.60%
Expected volatility	49.11%	47.16%	45.95%
Fair value of options	$5.72	$5.81	$7.67

Following is a summary of nonvested restricted stock awards as of December 31, 2011 including changes during the year:

		Weighted
	Nonvested	Average
	Share	Grant Date
(Dollars in thousands)	Awards	Fair Value

Nonvested share awards at December 31, 2010	116,813	$19.96
Granted	58,736	17.34
Vested	(10,598)	19.05
Forfeited	(8,654)	19.17

Nonvested share awards at December 31, 2011	156,297	19.08

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the restricted stock awards granted during 2011, 2010 and 2009 was $17.34, $17.62 and $23.08 per share, respectively. The total intrinsic value of restricted stock awards that vested during 2011, 2010 and 2009 was $183 thousand, $138 thousand and $112 thousand, respectively. As of December 31, 2011, there was $1.3 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.0 years.
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Stock-based compensation expense:
Stock options	$301	$211	$376
Restricted stock awards	587	834	445
Employee stock purchase plan	33	46	32

Total	$921	$1,091	$853

Tax benefit on nonqualified stock option expense and restricted stock awards	$203	$292	$171
There were no modifications or accelerations to options or restricted stock awards during 2009 through 2011.
During the year ended December 31, 2009, cash proceeds from the exercise of stock options were $47 thousand; there was no tax benefit recognized and recorded to additional paid in capital.
The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.
Note 11. Time Deposits
The aggregate amount of time deposits in denominations of $100 thousand or more was $161.7 million at December 31, 2011 and $150.7 million at December 31, 2010, with interest expense of $2.0 million for 2011 and $2.9 million for 2010.
At December 31, 2011, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)

Due in 2012	$120,050
Due in 2013	11,079
Due in 2014	4,266
Due in 2015	6,270
Due in 2016	12,720
Thereafter	7,302

Total	$161,687

Note 12. Borrowings
At December 31, 2011 and 2010 long-term borrowings consisted of the following:

	Balance		Interest Rate
(Dollars in thousands)	2011	2010	2011	2010	Maturity

Federal Home Loan Bank Advances	$5,000	$5,000	3.75%	3.75%	January 2013
Subordinated Term Loan Note	625	1,125	1.68%	1.67%	April 2013
Subordinated Term Loan Note	1,250	2,250	1.68%	1.67%	May 2013
Trust Preferred Securities	20,619	20,619	3.45%	3.34%	October 2033

	$27,494	$28,994

The contractual maturities of long-term borrowings as of December 31, 2011 are as follows:

(Dollars in thousands)

Due in 2012	$1,125
Due in 2013	5,750
Due in 2014	—
Due in 2015	—
Due in 2016	—
Thereafter	20,619

$27,494

Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $371.5 million. At December 31, 2011 and 2010, the Bank’s outstanding short-term and long-term borrowings under the FHLB credit facilities totaled $5.0 million. At December 31, 2011 and 2010, the Bank also had outstanding short-term letters of credit with the FHLB totaling $55.0 million and $15.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation secured two subordinated term loan notes during the second quarter of 2003. The first note was issued for $5.0 million at the fixed rate of 5.5% per annum. This note converted to a floating rate in second quarter 2008 based upon the one-month U.S. London Interbank Borrowing Rate (LIBOR) plus 1.40% per annum. Quarterly principal and interest payments are made on this note. The second note was issued for $10.0 million at a floating rate based upon the one-month LIBOR plus 1.40% per annum. Quarterly principal and interest payments are made on this note. Both of these notes mature in the second quarter of 2013. At December 31, 2011 and 2010, the outstanding balance of these notes was $1.9 million and $3.4 million, respectively.
On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in Junior Subordinated Debentures of the Corporation. The deconsolidation of Univest Capital Trust I increased the carrying amount of the Trust Preferred Securities by $619 thousand. The 30-year term securities were issued on a variable rate based upon the published LIBOR rate plus 3.05% per annum. The securities are callable by Univest at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2011, the $20.0 million in Trust Preferred Securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.
The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2011 and 2010. There was no outstanding balance at December 31, 2011, outstanding borrowings under these lines totaled $24.6 million at December 31, 2010. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2011 and 2010, the Corporation had no outstanding borrowings from this line.
The following table details key information pertaining to securities sold under agreement to repurchase on an overnight basis for the periods indicated:

(Dollars in thousands)	2011	2010	2009

Balance at December 31	$109,740	$90,271	$95,624
Weighted average interest rate at year end	0.20%	0.30%	0.50%
Maximum amount outstanding at any month’s end	$111,724	$109,712	$133,140
Average amount outstanding during the year	$102,873	$97,667	$91,390
Weighted average interest rate during the year	0.28%	0.40%	0.60%
Note 13. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2011	2010	2009

Numerator for basic and diluted earnings per share—income available to common shareholders	$18,882	$15,756	$10,780

Denominator for basic earnings per share—weighted-average shares outstanding	16,743	16,598	14,347
Effect of dilutive securities—employee stock options	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,743	16,598	14,347

Basic earnings per share	$1.13	$0.95	$0.75

Diluted earnings per share	$1.13	$0.95	$0.75

Average anti-dilutive options excluded from computation of diluted earnings per share	491	403	407
Average exercise price of anti-dilutive options excluded from computation of diluted earnings per share	$22.09	$23.41	$23.45
Anti-dilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

Note 14. Comprehensive Income and Accumulated Other Comprehensive Loss
The following shows the components of comprehensive income, net of income taxes, for the periods presented:

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Net income	$18,882	$15,756	$10,780

Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) arising during the period	7,333	(4,248)	2,730
Less: reclassification adjustment for net gains on sales realized in net income	921	281	748
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	(10)	(40)	(1,110)

Total net unrealized gains (losses) on available-for-sale investment securities	6,422	(4,489)	3,092
Net change in fair value of derivative used for cash flow hedges	(1,252)	(830)	1,299
Defined benefit pension plans:
Net unrealized (losses) gains arising during the period	(4,822)	(1,208)	1,314
Less: amortization of net loss included in net periodic pension costs	(483)	(450)	(601)
Prior service costs rising during the period	—	—	1,771
Less: accretion (amortization) of prior service cost included in net periodic pension costs	166	165	(18)

Total defined benefit pension plans	(4,505)	(923)	3,704

Total comprehensive income, net of tax	$19,547	$9,514	$18,875

The following shows the components of accumulated other comprehensive loss, net of income taxes, for the periods presented:

	Net
	Unrealized	Net Change
	(Losses)	in Fair	Net Change
	Gains	Value of	Related to
	Available for	Derivative	Defined	Accumulated
	Sale	Used for	Benefit	Other
	Investment	Cash Flow	Pension	Comprehensive
(Dollars in thousands)	Securities	Hedges	Plan	Loss

Balance, December 31, 2008	2,281	(149)	(10,751)	(8,619)
Net Change	3,092	1,299	3,704	8,095

Balance, December 31, 2009	5,373	1,150	(7,047)	(524)
Net Change	(4,489)	(830)	(923)	(6,242)

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	6,422	(1,252)	(4,505)	665

Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)

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
Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the reserve for credit risk. As of December 31, 2011, the maximum potential amount of future payments under letters of credit is $47.8 million. The current carrying amount of the contingent obligation is $238 thousand.

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
The Bank significantly grew its mortgage-banking business during 2011 and due to this growth increased its potential to have to repurchase the mortgages due to errors in documentation and underwriting. The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2011, the reserve for sold mortgages was $112 thousand.
The Corporation periodically enters into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Corporation will reimburse a portion of the loss borne by the financial institution. The third parties usually have other borrowing relationships with the Corporation. The Corporation monitors overall borrower collateral and performance, and at the end of December 31, 2011, believes sufficient collateral is available to cover potential swap losses. The Corporation pledges cash or securities to cover a portion of the negative fair value of the RPAs, as measured by the participant financial institution. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 13 years. At December 31, 2011, the notional amount of the RPAs was $24.2 million, with a negative fair value of $2.3 million, of which $1.5 million was pledged to the participant financial institutions as collateral. The maximum potential future payment guaranteed by the Corporation cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2011, the Corporation would have been required to make payments of approximately $2.3 million.
Based on consultation with the Corporation’s legal counsel, management is not aware of any litigation that would have a material adverse effect on the Corporation’s consolidated balance sheet or statement of income. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.
The following schedule summarizes the Corporation’s off-balance sheet financial instruments:

Contract/Notional
(Dollars in thousands)	Amount

Financial instruments representing credit risk:
Commitments to extend credit	$473,789
Performance letters of credit	15,020
Financial standby letters of credit	31,552
Other letters of credit	1,214
As of December 31, 2011, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. A summary of the future minimum rental commitments under non-cancelable operating leases net of related sublease revenue is as follows:

(Dollars in thousands)	Amount

Year
2012	$2,086
2013	1,969
2014	1,968
2015	1,831
2016	1,724
Thereafter	18,734

Total	$28,312

Rental expense charged to operations was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation expects that there will be no ineffectiveness in 2012, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified to interest expense within the next twelve months.
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2011 and 2010:

	Derivative Assets			Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
(Dollars in thousands)	Amount	Classification	Value	Classification	Value

At December 31, 2011
Interest rate locks with customers	$35,934	Other Assets	$1,079	—	$—
Forward loan commitments	39,080	—	—	Other Liabilities	302

Total	$75,014		$1,079		$302

At December 31, 2010
Interest rate locks with customers	$37,691	Other Assets	$530	—	$—
Forward loan commitments	41,842	Other Assets	269	—	—

Total	$79,533		$799		$—

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2011 and 2010:

	Derivative Assets			Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
(Dollars in thousands)	Amount	Classification	Value	Classification	Value

At December 31, 2011
Interest rate swap — cash flow hedge	$20,000	—	$—	Other Liabilities	$1,435

Total	$20,000		$—		$1,435

At December 31, 2010
Interest rate swap — cash flow hedge	$20,000	Other Assets	$492	—	$—

Total	$20,000		$492		$—

For the years ended December 31, 2011, 2010 and 2009, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income	Years Ended December 31,
(Dollars in thousands)	Classification	2011	2010	2009
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$549	$506	$24
Forward loan commitments	Net gain (loss) on mortgage banking activities	(572)	138	132

Total		$(23)	$644	$156

For the years ended December 31, 2011, 2010 and 2009, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income	Years Ended December 31,
(Dollars in thousands)	Classification	2011	2010	2009

Interest rate swap — fair value hedge — interest payments	Interest income	$—	$(374)	$(454)
Interest rate swap — fair value hedge	Net (loss) gain on interest rate swap	$—	(1,072)	$641
Interest rate swap — cash flow hedge — interest payments	Interest expense	(475)	(468)	(377)
Interest rate swap — cash flow hedge — ineffectiveness	Interest expense	—	—	—

Total		$(475)	$(1,914)	$(190)

For the years ended December 31, 2011, 2010 and 2009, the amounts included in accumulated other comprehensive income for derivatives designated as hedging instruments are shown in the table below:

	Accumulated other
	comprehensive (loss)	At December 31,
(Dollars in thousands)	income	2011	2010	2009

Interest rate swap — cash flow hedge	Fair value, net of taxes	$(932)	$320	$1,150

Total		$(932)	$320	$1,150

Note 17. Fair Value Disclosures
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
•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include: Exchange-traded equity, most U.S. treasury securities and money market mutual funds.

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

•
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash-flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation. These assets and liabilities include: certain commercial mortgage obligations (CMOs) and impaired loans and leases.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange as of the close of business at year end. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and corporate and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain CMO securities.
Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does have not sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exists, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2011.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, classified using the fair value hierarchy:

	At December 31, 2011
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government treasuries	$2,525	$—	$—	$2,525
U.S government corporations and agencies	—	154,264	—	154,264
State and political subdivisions	—	117,005	—	117,005
Residential mortgage-backed securities	—	78,801	—	78,801
Commercial mortgage obligations	—	61,464	—	61,464
Corporate bonds	—	4,767	—	4,767
Money market mutual funds	3,851	—	—	3,851
Equity securities	2,684	—	—	2,684

Total available-for-sale securities	9,060	416,301	—	425,361

Interest rate locks with customers	—	1,079	—	1,079

Total assets	$9,060	$417,380	$—	$426,440

Liabilities:
Interest rate swap	$—	$1,435	$—	$1,435
Forward loan commitments	—	302	—	302

Total liabilities	$—	$1,737	$—	$1,737

	At December 31, 2010
				Assets/
				Liabilities at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Available-for-sale securities:
U.S government corporations and agencies	$—	$188,100	$—	$188,100
State and political subdivisions	—	108,048	—	108,048
Residential mortgage-backed securities	—	85,101	—	85,101
Commercial mortgage obligations	—	68,760	4,331	73,091
Corporate bonds	—	7,974	—	7,974
Money market mutual funds	1,693	—	—	1,693
Equity securities	2,985	—	—	2,985

Total available-for-sale securities	4,678	457,983	4,331	466,992

Interest rate swap	—	492	—	492
Interest rate locks with customers	—	530	—	530
Forward loan commitments	—	269	—	269

Total assets	$4,678	$459,274	$4,331	$468,283

Liabilities:
Liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the years ended December 31, 2011 and 2010:

		Total	Total
	Balance at	Unrealized	Realized			Balance at
	December 31,	Gains or	Gains or		Transfers	December 31,
(Dollars in thousands)	2010	(Losses)	(Losses)	Paydowns	to Level 2	2011

Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

		Total	Total
	Balance at	Unrealized	Realized		Balance at
	December 31,	Gains or	Gains or		December 31,
(Dollars in thousands)	2009	(Losses)	(Losses)	Paydowns	2010

Available-for-sale securities:
Commercial mortgage obligations	$5,172	$375	$—	$(1,216)	$4,331
Asset-backed securities	573	(9)	—	(564)	—

Total Level 3 assets	$5,745	$366	$—	$(1,780)	$4,331

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the years ended December 31, 2011 or 2010. The CMO security which was previously classified at Level 3 at December 31, 2010 was transferred to Level 2 at March 31, 2011 as the CMO market for these types of securities are again being actively traded in the market and quoted prices remain observable at December 31, 2011.
The following table represents assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

	At December 31, 2011
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Impaired loans and leases	$—	$—	$40,847	40,847
Mortgage servicing rights	—	2,739	—	2,739
Other real estate owned	—	6,600	—	6,600

Total	$—	$9,339	$40,847	$50,186

	At December 31, 2010
				Assets/Liabilities
(Dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value

Loans held for sale	$—	$4,178	$—	$4,178
Real estate-commercial loan	—	17,650	—	17,650
Impaired loans and leases	—	—	44,159	44,159
Mortgage servicing rights	—	2,441	—	2,441
Other real estate owned	—	2,438	—	2,438

Total	$—	$26,707	$44,159	$70,866

The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including, interest rates, and bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale at December 31, 2011 and 2010 were carried at the lower of cost or estimated fair value.
The fair value of the hedged real estate-commercial loan (as discussed in Note 16 — Derivative Instruments and Hedging Activities) was based on a discounted cash flow model which takes into consideration the changes in market value due to changes in LIBOR. Commercial loans are classified within Level 2 of the valuation hierarchy. During the fourth quarter of 2009, the Corporation participated $5.0 million of the hedged real estate-commercial loan and at that time the remaining $17.0 million loan was marked to fair value due to the de-designation of the fair value hedge. During the first quarter of 2010, the swap was re-designated and the hedged loan was being marked to fair value on a recurring basis. During the third quarter of 2010 the swap was terminated and the loan was marked to fair value. The fair value is being amortized to par value over the remaining life of the loan using the level-yield method.

Impaired loans and leases include those collateral-dependent loans and leases for which the practical expedient was applied, resulting in a fair-value adjustment to the loan or lease. Impaired loans and leases are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2011, impaired loans and leases had a carrying amount of $42.1 million with a valuation allowance of $1.3 million. At December 31, 2010, impaired loans and leases had a carrying amount of $45.8 million with a valuation allowance of $1.6 million.
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
The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the properly, less estimated costs to sell. New appraisals are generally obtained at least on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy
Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During 2011 and 2010, there were no triggering events to fair value goodwill and other intangible assets.
The following table represents the estimates of fair value of financial instruments:

	At December 31, 2011		At December 31, 2010
	Carrying,		Carrying,
	Notional or		Notional or
	Contract		Contract
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term interest- earning assets	$107,377	$107,377	$29,187	$29,187
Investment securities	471,165	471,000	467,024	467,024
Loans held for sale	3,157	3,255	4,178	4,178
Net loans and leases	1,416,536	1,453,129	1,440,288	1,499,065
Interest rate swap	—	—	20,000	492
Interest rate locks with customers	35,934	1,079	37,691	530
Forward loan commitments	—	—	41,842	269
Liabilities:
Deposits	1,749,232	1,709,444	1,686,270	1,666,566
Short-term borrowings	109,740	106,677	114,871	114,908
Long-term borrowings	27,494	27,654	28,994	29,363
Interest rate swap	20,000	1,435	—	—
Forward loan commitments	39,080	302	—	—
Off-Balance-Sheet:
Commitments to extend credit	—	(1,227)	—	(1,069)
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
Deposit liabilities: The fair values for deposits with fixed maturities are estimated by discounting the final maturity. At December 31, 2011, the fair value for non-maturing deposits are established based on expected cash flows and repricing characteristics for the instruments and incorporates Corporation developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments. At December 31, 2010, the fair values for non-maturing deposits were established using a decay factor estimate of cash flows based upon industry-accepted assumptions with the discount rate consisting of an appropriate risk free rate and includes components for operating expense.
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
Note 19. Regulatory Matters
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

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,105	15.56%	$136,343	8.00%	$170,429	10.00%
Bank	249,694	14.89	134,158	8.00	167,697	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,474	14.29	68,172	4.00	102,257	6.00
Bank	228,619	13.63	67,079	4.00	100,618	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,474	11.53	84,501	4.00	105,627	5.00
Bank	228,619	10.91	83,840	4.00	104,800	5.00

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$260,244	15.47%	$134,623	8.00%	$168,279	10.00%
Bank	243,908	14.71	132,674	8.00	165,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	238,393	14.17	67,312	4.00	100,968	6.00
Bank	223,050	13.45	66,337	4.00	99,505	6.00
Tier 1 Capital (to Average Assets):
Corporation	238,393	11.54	82,649	4.00	103,311	5.00
Bank	223,050	10.89	81,911	4.00	102,389	5.00
As of December 31, 2011 and December 31, 2010, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2011, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Dividend and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.
The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2012 without approval of the Federal Reserve Board of Governors of approximately $8.4 million plus an additional amount equal to the Bank’s net profits for 2012 up to the date of any such dividend declaration.

Federal Reserve Board policy applicable to the holding company also provides that, as a general matter, a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce the holding company’s dividends if the holding company’s net income for the preceding four quarters, net of dividends paid during the period, is not sufficient to fully fund the dividends, the holding company’s prospective rate of earnings retention is inconsistent with capital needs and overall current and prospective financial condition, or the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Federal Reserve Board policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period or that could result in a material adverse change to the organization’s capital structure.
The Federal Reserve Act requires that extension of credit by the Bank to certain affiliates, including the Corporation (parent), be secured by readily marketable securities, that extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.
Note 20. Related Party Transactions
At December 31, 2011, loans to directors and executive officers of the Corporation and companies in which directors have an interest (Related Parties) aggregated $22.9 million. These loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers and did not involve more than the normal risk of collectability or present other unfavorable terms.
The summary of activity for the past year is as follows:
(Dollars in thousands)

		Amounts
		Collected
Balance at		and Other	Balance at
January 1, 2011	Additions	Reductions	December 31, 2011
$45,302	$1,380	$23,736	$22,946
The Corporation paid $400 thousand and $1.4 million during 2011 and 2010, respectively, to H. Mininger & Son, Inc. for building expansion projects which were in the normal course of business on substantially the same terms as available for others. H. Ray Mininger, a director of the Corporation, is secretary of H. Mininger & Son, Inc.
Deposits received from Related Parties as of December 31, 2011 were $6.6 million.
At December 31, 2011, the Bank had commitments to extend credit to Related Parties of $8.7 million and standby and commercial letters of credit for Related Parties of $192 thousand. These commitments have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.

Note 21. Condensed Financial Information — Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

	At December 31,
(Dollars in thousands)	2011	2010

Balance Sheets
Assets:
Cash and balances due from financial institutions	$2,554	$648
Investments in securities	5,208	9,985
Investments in subsidiaries, at equity in net assets:
Bank	276,405	263,183
Non-banks	16,126	16,120
Other assets	27,126	24,376

Total assets	$327,419	$314,312

Liabilities:
Dividends payable	$3,344	$3,329
Other borrowings	332	372
Subordinated capital notes	1,875	3,375
Trust preferred securities	20,619	20,619
Other liabilities	28,270	20,393

Total liabilities	54,440	48,088

Shareholders’ equity	272,979	266,224

Total liabilities and shareholders’ equity	$327,419	$314,312

	For the Years ended December 31,
(Dollars in thousands)	2011	2010	2009

Statements of Income

Dividends from bank	$12,482	$12,482	$12,482
Dividends from non-banks	1,190	1,190	1,190
Other-than-temporary impairment on equity securities	(16)	(62)	(1,708)
Other-than-temporary impairment on other long-lived assets	—	—	(500)
Net gain (loss) on sales of securities	58	105	(28)
Other income	14,986	15,976	14,014

Total operating income	28,700	29,691	25,450
Operating expenses	16,946	15,715	16,376

Income before income tax (benefit) and equity in undistributed income (loss) of subsidiaries	11,754	13,976	9,074
Applicable income (benefit) tax	(547)	73	(1,745)

Income before equity in undistributed income (loss) of subsidiaries	12,301	13,903	10,819
Equity in undistributed income (loss) of subsidiaries:
Bank	6,576	1,777	(71)
Non-banks	5	76	32

Net income	$18,882	$15,756	$10,780

	For the Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Statements of Cash Flows

Cash flows from operating activities:
Net income	$18,882	$15,756	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(6,581)	(1,853)	39
Other-than-temporary impairment on equity securities	16	62	1,708
Other-than-temporary impairment on other long-lived assets	—	—	500
Net (gain) loss on sales of securities	(58)	(105)	28
Depreciation of premises and equipment	341	185	143
Increase in other assets	(1,728)	(2,736)	(1,298)
Increase (decrease) increase in other liabilities	1,176	(76)	(774)

Net cash provided by operating activities	12,048	11,233	11,126

Cash flows from investing activities:
Investments in subsidiaries	—	—	(55,000)
Proceeds from sales of securities	7,127	7,265	5,989
Purchases of investment securities	(2,525)	(7,000)	(7,000)
Liquidation of subsidiary, net of cash acquired	—	2,384	—
Other, net	(196)	147	(393)

Net cash provided by (used) in investing activities	4,406	2,796	(56,404)

Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	(40)	(754)	(57)
Repayment of long-term debt	(1,500)	(1,500)	(1,875)
Purchases of treasury stock	(1,928)	(153)	(370)
Proceeds from the issuance of common stock	—	—	55,597
Stock issued under dividend reinvestment and employee stock purchase plans	2,287	2,189	2,058
Proceeds from the issuance of stock options	—	—	47
Cash dividends paid	(13,367)	(13,249)	(11,078)

Net cash (used in) provided by financing activities	(14,548)	(13,467)	44,322

Net increase (decrease) in cash and due from financial institutions	1,906	562	(956)
Cash and due from financial institutions at beginning of year	648	86	1,042

Cash and due from financial institutions at end of year	$2,554	$648	$86

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,211	$1,250	$1,480

Income tax, net of refunds received	$4,626	$2,501	$4,977

Note 22. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2011 and 2010 were as follows:
(Dollars in thousands, except per share data)

2011 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$20,821	$21,237	$21,704	$21,706
Interest expense	2,487	2,621	2,723	2,897

Net interest income	18,334	18,616	18,981	18,809
Provision for loan and lease losses	3,140	3,649	5,556	5,134

Net interest income after provision for loan and lease losses	15,194	14,967	13,425	13,675
Noninterest income	8,978	8,974	8,696	7,759
Noninterest expense	17,563	17,295	16,406	16,746

Income before income taxes	6,609	6,646	5,715	4,688
Applicable income taxes	1,349	1,402	1,199	826

Net income	$5,260	$5,244	$4,516	$3,862

Per share data:
Net income:
Basic	$0.32	$0.31	$0.27	$0.23

Diluted	$0.32	$0.31	$0.27	$0.23

Dividends per share	$0.20	$0.20	$0.20	$0.20

2010 Quarterly Financial Data:	Fourth	Third	Second	First

Interest income	$22,580	$23,060	$22,878	$22,485
Interest expense	3,380	4,107	4,602	5,380

Net interest income	19,200	18,953	18,276	17,105
Provision for loan and lease losses	6,276	5,529	4,865	4,895

Net interest income after provision for loan and lease losses	12,924	13,424	13,411	12,210
Noninterest income	9,268	8,884	8,059	8,207
Noninterest expense	16,190	17,171	16,909	17,079

Income before income taxes	6,002	5,137	4,561	3,338
Applicable income taxes	1,093	990	831	368

Net income	$4,909	$4,147	$3,730	$2,970

Per share data:
Net income:
Basic	$0.30	$0.25	$0.23	$0.18

Diluted	$0.30	$0.25	$0.23	$0.18

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2011 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, as stated in their reports, which are included herein.
There were no changes to the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to affect, the Corporation’s control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.
Philadelphia, Pennsylvania
March 2, 2012

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 17, 2012 (2012 Proxy), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Board Compensation Committee,” “Corporate Governance Disclosure” and “Nominating and Governance Committee.”
The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation’s website. The Corporation’s website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation’s website at www.univest.net in the “Investors Section” under Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation
Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2012 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2012 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2012 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2012 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
INDEX TO EXHIBITS
[Item 15(a) 3. and 15(b)]

Description
(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.
(3.2)	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.
(4.1)	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1of Form 8-K, filed with the SEC on October 6, 2011.
(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.
(21)	Subsidiaries of the Registrant
(23.1)	Consent of independent registered public accounting firm, KPMG LLP
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

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*
A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
March 2, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM S. AICHELE	Chairman, President, Chief Executive	March 2, 2012

William S. Aichele	Officer and Director (Principal Executive Officer)

/s/ R. LEE DELP	Director	March 2, 2012

R. Lee Delp

/s/ WILLIAM G. MORRAL	Director	March 2, 2012

William G. Morral

/s/ H. PAUL LEWIS	Director	March 2, 2012

H. Paul Lewis

/s/ H. RAY MININGER	Director	March 2, 2012

H. Ray Mininger

/s/ MARK A. SCHLOSSER	Director	March 2, 2012

Mark A. Schlosser

/s/ P. GREG SHELLY	Director	March 2, 2012

Paul G. Shelly

/s/ MARGARET K. ZOOK	Director	March 2, 2012

Margaret K. Zook

/s/ DOUGLAS C. CLEMENS	Director	March 2, 2012

Douglas C. Clemens

/s/ K. LEON MOYER	Vice Chairman	March 2, 2012

K. Leon Moyer