Form 10-Q
period 2012-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2012-05-09
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street, Souderton, Pennsylvania 18964

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (215) 721-2400

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,780,416
(Title of Class)	(Number of shares outstanding at April 30, 2012)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	(UNAUDITED) At March 31, 2012	(SEE NOTE) At December 31, 2011

ASSETS
Cash and due from banks	$36,821	$39,857
Interest-earning deposits with other banks	66,090	67,520
Investment securities held-to-maturity (fair value $46,409 and $45,639 at March 31, 2012 and December 31, 2011, respectively)	45,671	45,804
Investment securities available-for-sale	405,762	425,361
Loans held for sale	2,535	3,157
Loans and leases	1,459,830	1,446,406
Less: Reserve for loan and lease losses	(30,597)	(29,870)

Net loans and leases	1,429,233	1,416,536

Premises and equipment, net	34,152	34,303
Goodwill	53,169	53,169
Other intangibles, net of accumulated amortization and fair value adjustments of $11,934 and $11,646 at March 31, 2012 and December 31, 2011, respectively	5,010	4,870
Bank owned life insurance	60,245	61,387
Accrued interest receivable and other assets	53,476	54,875

Total assets	$2,192,164	$2,206,839

LIABILITIES
Demand deposits, noninterest-bearing	$307,769	$304,006
Demand deposits, interest-bearing	522,879	547,034
Savings deposits	506,266	489,692
Time deposits	393,116	408,500

Total deposits	1,730,030	1,749,232

Securities sold under agreements to repurchase	117,089	109,740
Other short-term borrowings	5,000	—
Accrued interest payable and other liabilities	42,401	47,394
Long-term debt	—	5,000
Subordinated notes	1,500	1,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Univest (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,916,639	1,933,860

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2012 and December 31, 2011; 18,266,404 shares issued at March 31, 2012 and December 31, 2011; 16,780,416 and 16,702,376 shares outstanding at March 31, 2012 and December 31, 2011, respectively	91,332	91,332
Additional paid-in capital	58,404	58,495
Retained earnings	159,226	157,566
Accumulated other comprehensive loss, net of taxes	(6,587)	(6,101)
Treasury stock, at cost; 1,485,988 shares and 1,564,028 shares at March 31, 2012 and December 31, 2011, respectively	(26,850)	(28,313)

Total shareholders’ equity	275,525	272,979

Total liabilities and shareholders’ equity	$2,192,164	$2,206,839

Note:	The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest income
Interest and fees on loans and leases:
Taxable	$16,337	$17,184
Exempt from federal income taxes	1,193	1,154

Total interest and fees on loans and leases	17,530	18,338

Interest and dividends on investment securities:
Taxable	1,753	2,246
Exempt from federal income taxes	1,110	1,119
Other interest income	38	3

Total interest income	20,431	21,706

Interest expense
Interest on deposits	1,853	2,466
Interest on short-term borrowings	106	80
Interest on long-term borrowings	308	351

Total interest expense	2,267	2,897

Net interest income	18,164	18,809
Provision for loan and lease losses	4,100	5,134

Net interest income after provision for loan and lease losses	14,064	13,675

Noninterest income
Trust fee income	1,625	1,625
Service charges on deposit accounts	1,100	1,336
Investment advisory commission and fee income	1,256	1,162
Insurance commission and fee income	2,267	2,200
Other service fee income	1,522	1,355
Bank owned life insurance income	1,506	344
Other-than-temporary impairment on equity securities	(3)	(7)
Net gain on sales of securities	258	—
Net gain (loss) on mortgage banking activities	1,272	(25)
Net gain on dispositions of fixed assets	1	—
Net loss on sales and write-downs of other real estate owned	(31)	(352)
Other	248	121

Total noninterest income	11,021	7,759

Noninterest expense
Salaries and benefits	11,563	8,983
Net occupancy	1,394	1,550
Equipment	1,034	977
Marketing and advertising	319	589
Deposit insurance premiums	444	713
Other	4,122	3,934

Total noninterest expense	18,876	16,746

Income before income taxes	6,209	4,688
Applicable income taxes	946	826

Net income	$5,263	$3,862

Net income per share:
Basic	$.31	$.23
Diluted	.31	.23
Dividends declared	.20	.20

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$6,209	$946	$5,263	$4,688	$826	$3,862
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(900)	(315)	(585)	1,157	405	752
Less: reclassification adjustment for net gains on sales realized in net income	(258)	(90)	(168)	—	—	—
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	3	1	2	7	2	5

Total net unrealized (losses) gains on available-for-sale investment securities	(1,155)	(404)	(751)	1,164	407	757
Net change in fair value of derivatives used for cash flow hedges	174	61	113	229	80	149
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs	297	104	193	205	72	133
Accretion of prior service cost included in net periodic pension costs	(64)	(23)	(41)	(64)	(23)	(41)

Total defined benefit pension plans	233	81	152	141	49	92

Other comprehensive (loss) income	(748)	(262)	(486)	1,534	536	998

Total comprehensive income	$5,461	$684	$4,777	$6,222	$1,362	$4,860

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Three Months Ended March 31, 2012
Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income	—	—	—	—	5,263	—	5,263
Other comprehensive loss, net of taxes		(486)					(486)
Cash dividends declared ($0.20 per share)	—	—	—	—	(3,349)	—	(3,349)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	59,347	—	—	—	(58)	999	941
Cancelled stock options and awards	(13,125)	—	—	300	(62)	(213)	25
Tax expense on stock based compensation	—	—	—	(77)	—	—	(77)
Purchases of treasury stock	(39,339)	—	—	—	—	(611)	(611)
Restricted stock awards granted	71,157	—	—	(1,154)	(134)	1,288	—
Vesting of restricted stock awards	—	—	—	840	—	—	840

Balance at March 31, 2012	16,780,416	$(6,587)	$91,332	$58,404	$159,226	$(26,850)	$275,525

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Three Months Ended March 31, 2011
Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Net income	—	—	—	—	3,862	—	3,862
Other comprehensive income, net of taxes		998					998
Cash dividends declared ($0.20 per share)	—	—	—	—	(3,333)	—	(3,333)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	41,862	—	—	15	13	745	773
Purchases of treasury stock	(2,966)	—	—	—	—	(51)	(51)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	200	—	—	200

Balance at March 31, 2011	16,745,935	$(5,768)	$91,332	$58,276	$152,567	$(27,734)	$268,673

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,263	$3,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,100	5,134
Depreciation of premises and equipment	666	637
Other-than-temporary impairment on equity securities	3	7
Net gain on sales of investment securities	(258)	—
Net (gain) loss on mortgage banking activities	(1,272)	25
Net gain on dispositions of fixed assets	(1)	—
Net loss on sales and write-downs of other real estate owned	31	352
Bank owned life insurance income	(1,506)	(344)
Other adjustments to reconcile net income to cash provided by operating activities	185	829
Originations of loans held for sale	(49,513)	(44,261)
Proceeds from the sale of loans held for sale	50,813	47,576
Decrease (increase) in accrued interest receivable and other assets	433	(1,463)
(Decrease) increase in accrued interest payable and other liabilities	(3,190)	11,921

Net cash provided by operating activities	5,754	24,275

Cash flows from investing activities:
Net capital expenditures	(514)	(395)
Proceeds from maturities of securities held-to-maturity	—	11
Proceeds from maturities and calls of securities available-for-sale	40,646	59,101
Proceeds from sales of securities available-for-sale	62,107	—
Purchases of investment securities available-for-sale	(84,317)	(36,834)
Net (increase) decrease in loans and leases	(16,797)	21,861
Net decrease in interest-bearing deposits	1,430	3,312
Proceeds from bank owned life insurance	2,415	—
Proceeds from sales of other real estate owned	1,482	—

Net cash provided by investing activities	6,452	47,056

Cash flows from financing activities:
Net decrease in deposits	(19,202)	(21,045)
Net increase (decrease) in short-term borrowings	7,349	(18,320)
Repayment of subordinated debt	(375)	—
Purchases of treasury stock	(611)	(51)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	941	773
Cash dividends paid	(3,344)	(3,314)

Net cash used in financing activities	(15,242)	(41,957)

Net (decrease) increase in cash and due from banks	(3,036)	29,374
Cash and due from banks at beginning of year	39,857	11,624

Cash and due from banks at end of period	$36,821	$40,998

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,742	$3,437
Income taxes, net of refunds received	76	85
Noncash transfer of loans to other real estate owned	$—	$3,960

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 2, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied retrospectively. In December 2011, the FASB issued an ASU deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The Corporation adopted the two separate but consecutive financial statements approach for the three months ended March 31, 2012 and retrospectively for the three months ended March 31, 2011 by including consolidated statements of comprehensive income after the consolidated statements of income in this report. The standard did not have any material impact on the Corporation’s financial statements.

In May 2011, the FASB issued an ASU regarding fair value measurements which establishes a global standard in U.S. GAAP and IFRS for applying fair value measurements and disclosures. Consequently, the amendments in this update change the wording to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and most of the amendments are not intended to result in a change of the application of fair value measurement requirements. Additional disclosures required include: 1) for fair value measurements categorized within Level 3 of the fair value hierarchy: a) the valuation processes used by the reporting entity; and b) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any; and 2) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied prospectively. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2012, which are included in Note 10, “Fair Value Disclosures.”

Note 2. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2012 and December 31, 2011 by contractual maturity within each type.

	At March 31, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
After 1 year to 5 years	$45,671	$738	$—	$46,409	$45,804	$154	$(319)	$45,639

	45,671	738	—	46,409	45,804	154	(319)	45,639

Total	$45,671	$738	$—	$46,409	$45,804	$154	$(319)	$45,639

Securities Available-for-Sale
U.S. treasuries
Within 1 year	$—	$—	$—	$—	$2,525	$—	$—	$2,525

	—	—	—	—	2,525	—	—	2,525

U.S. government corporations and agencies:
Within 1 year	10,007	51	—	10,058	10,009	77	—	10,086

After 1 year to 5 years	127,814	860	(186)	128,488	143,189	1,022	(33)	144,178

	137,821	911	(186)	138,546	153,198	1,099	(33)	154,264

State and political subdivisions:
Within 1 year	751	2	—	753	752	5	—	757
After 1 year to 5 years	8,446	289	(16)	8,719	10,082	308	(16)	10,374
After 5 years to 10 years	21,911	818	(116)	22,613	11,846	664	(3)	12,507
Over 10 years	83,658	5,089	(1)	88,746	87,896	5,472	(1)	93,367

	114,766	6,198	(133)	120,831	110,576	6,449	(20)	117,005

Residential mortgage-backed securities:
After 5 years to 10 years	19,374	771	—	20,145	20,745	743	—	21,488
Over 10 years	81,824	1,891	(180)	83,535	55,328	2,665	(680)	57,313

	101,198	2,662	(180)	103,680	76,073	3,408	(680)	78,801

Commercial mortgage obligations:
After 5 years to 10 years	2,222	58	—	2,280	5,547	124	—	5,671
Over 10 years	27,942	433	—	28,375	54,994	799	—	55,793

	30,164	491	—	30,655	60,541	923	—	61,464

Corporate bonds:
After 1 year to 5 years	4,991	—	(26)	4,965	4,991	—	(224)	4,767

	4,991	—	(26)	4,965	4,991	—	(224)	4,767

Money market mutual funds:
Within 1 year	4,406	—	—	4,406	3,851	—	—	3,851

	4,406	—	—	4,406	3,851	—	—	3,851

Equity securities:
No stated maturity	2,331	763	(415)	2,679	2,364	544	(224)	2,684

	2,331	763	(415)	2,679	2,364	544	(224)	2,684

Total	$395,677	$11,025	$(940)	$405,762	$414,119	$12,423	$(1,181)	$425,361

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a fair value of $322.8 million and $338.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available for sale during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Securities available for sale:
Proceeds from sales	$62,107	$—
Gross realized gains on sales	1,154	—
Gross realized losses on sales	896	—
Tax expense related to net realized gains on sales	90	—

Accumulated other comprehensive income related to securities of $6.6 million and $7.3 million, net of taxes, has been included in shareholders’ equity at March 31, 2012 and December 31, 2011, respectively. Unrealized losses in investment securities at March 31, 2012 and December 31, 2011 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $3 thousand and $7 thousand, respectively, on its equity portfolio during the three months ended March 31, 2012 and 2011. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced recent declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

Management evaluates debt securities, which are comprised of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2012 and 2011.

At March 31, 2012 and December 31, 2011, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011:

	At March 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$35,095	$(186)	$—	$—	$35,095	$(186)
State and political subdivisions	7,131	(115)	958	(18)	8,089	(133)
Residential mortgage-backed securities	36,192	(180)	—	—	36,192	(180)
Corporate bonds	4,965	(26)	—	—	4,965	(26)
Equity securities	11	(2)	668	(413)	679	(415)

Total	$83,394	$(509)	$1,626	$(431)	$85,020	$(940)

	At December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$24,967	$(33)	$—	$—	$24,967	$(33)
State and political subdivisions	—	—	1,997	(20)	1,997	(20)
Residential mortgage-backed securities	5,184	(20)	3,311	(660)	8,495	(680)
Corporate bonds	34,851	(543)	—	—	34,851	(543)
Equity securities	920	(224)	—	—	920	(224)

Total	$65,922	$(820)	$5,308	$(680)	$71,230	$(1,500)

Note 3. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
Commercial, financial and agricultural	$499,536	$484,687
Real estate-commercial	511,739	514,953
Real estate-construction	86,627	90,397
Real estate-residential secured for business purpose	32,477	32,481
Real estate-residential secured for personal purpose	134,508	125,220
Real estate-home equity secured for personal purpose	78,195	80,478
Loans to individuals	44,342	44,965
Lease financings	72,406	73,225

Total loans and leases, net of deferred income	$1,459,830	$1,446,406

Unearned lease income, included in the above table	$(10,087)	$(9,965)
Net deferred costs, included in the above table	$788	$876
Overdraft deposits included in the above table	$91	$123

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At March 31, 2012
Commercial, financial and agricultural	$784	$163	$58	$1,005	$492,307	$499,536	$58
Real estate—commercial real estate and construction:
Commercial real estate	3,267	1,000	—	4,267	487,711	511,739	—
Construction	—	—	—	—	69,997	86,627	—
Real estate—residential and home equity:
Residential secured for business purpose	94	—	76	170	32,201	32,477	76
Residential secured for personal purpose	2,394	—	—	2,394	132,057	134,508	—
Home equity secured for personal purpose	117	67	94	278	77,917	78,195	94
Loans to individuals	257	75	242	574	43,718	44,342	242
Lease financings	1,146	518	53	1,717	69,946	72,406	53

Total	$8,059	$1,823	$523	$10,405	$1,405,854	$1,459,830	$523

*	Excludes impaired loans and leases.

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At December 31, 2011
Commercial, financial and agricultural	$3,741	$33	$—	$3,774	$476,222	$484,687	$—
Real estate—commercial real estate and construction:
Commercial real estate	2,212	723	—	2,935	491,498	514,953	—
Construction	—	—	—	—	74,656	90,397	—
Real estate—residential and home equity:
Residential secured for business purpose	340	—	—	340	32,026	32,481	—
Residential secured for personal purpose	1,783	—	—	1,783	123,380	125,220	—
Home equity secured for personal purpose	298	68	117	483	79,968	80,478	117
Loans to individuals	386	236	204	826	44,089	44,965	204
Lease financings	1,203	544	44	1,791	70,535	73,225	44

Total	$9,963	$1,604	$365	$11,932	$1,392,374	$1,446,406	$365

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) and accruing troubled debt restructured loans and lease modifications at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	At March 31, 2012			At December 31, 2011
	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases
Commercial, financial and agricultural	$4,622	$1,602	$6,224	$4,614	$77	$4,691
Real estate—commercial real estate and construction:
Commercial real estate	16,858	2,903	19,761	18,085	2,435	20,520
Construction	13,928	2,702	16,630	14,479	1,262	15,741
Real estate—residential and home equity:
Residential secured for business purpose	106	—	106	107	8	115
Residential secured for personal purpose	57	—	57	57	—	57
Home equity secured for personal purpose	—	—	—	27	—	27
Loans to individuals	—	50	50	—	50	50
Lease financings	699	44	743	838	61	899

Total	$36,270	$7,301	$43,571	$38,207	$3,893	$42,100

*	Includes non-accrual troubled debt restructured loans and lease modifications of $8.5 million and $8.6 million at March 31, 2012 and December 31, 2011, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases by credit quality indicator at March 31, 2012 and December 31, 2011.

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

1.	Cash Secured – No credit risk
2.	Fully Secured – Negligible credit risk
3.	Strong – Minimal credit risk
4.	Satisfactory – Nominal credit risk
5.	Acceptable – Moderate credit risk
6.	Pre-Watch – Marginal, but stable credit risk
7.	Special Mention – Potential weakness
8.	Substandard – Well-defined weakness
9.	Doubtful – Collection in-full improbable
10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate—Commercial		Real Estate—Construction		Real Estate—Residential Secured for Business Purpose
(Dollars in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011
Grade:
1. Cash secured/
2. Fully secured	$2,536	$2,426	$—	$—	$—	$—	$—	$—
3. Strong	3,845	4,441	9,382	9,365	1,126	1,124	—	—
4. Satisfactory	34,306	32,730	26,733	28,517	849	89	770	1,309
5. Acceptable	312,153	296,860	296,639	296,499	30,353	35,207	18,818	18,990
6. Pre-watch	78,005	79,402	98,442	100,581	34,882	33,993	9,649	8,853
7. Special Mention	26,680	26,162	35,008	29,055	2,266	1,715	612	663
8. Substandard	40,438	40,634	44,542	49,943	17,151	18,269	2,628	2,666
9. Doubtful	1,573	2,032	993	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$499,536	$484,687	$511,739	$514,953	$86,627	$90,397	$32,477	$32,481

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings by payment activity. Nonperforming loans and leases are loans past due 90 days or more, loans and leases on non-accrual of interest and troubled debt restructured loans and lease modifications. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans or leases with a well-defined weakness and where collection in-full is improbable.

Credit Exposure – Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate—Residential Secured for Personal Purpose		Real Estate—Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
(Dollars in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011
Performing	$134,451	$125,163	$78,101	$80,334	$44,050	$44,711	$71,610	$72,282
Nonperforming	57	57	94	144	292	254	796	943

Total	$134,508	$125,220	$78,195	$80,478	$44,342	$44,965	$72,406	$73,225

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans, and impact the value of the associated collateral.

Commercial, financial and agricultural loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties and factors affecting residential real estate borrowers.

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings		Unallocated	Total
For the Three Months Ended March 31, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730		$1,344	$1,659	$29,870
Charge-offs	(1,707)	(1,542)	—	—	(121)		(336)		(3,706)
Recoveries	53	96	52	2	31		99		333
Provision (recovery of provision)	2,093	1,481	73	(5)	64		53	341	4,100

Ending balance	$11,701	$13,352	$948	$732	$704		$1,160	$2,000	$30,597

For the Three Months Ended March 31, 2011
Reserve for loan and lease losses:
Beginning balance	$9,630	$15,288	$1,333	$544	$734		$1,950	$1,419	$30,898
Charge-offs	(1,130)	(1,688)	(58)	(3)	(201)		(468)		(3,548)
Recoveries	132	63	3	2	44		76		320
Provision (recovery of provision)	2,466	2,801	(283)	51	124		388	(413)	5,134

Ending balance	$11,098	$16,464	$995	$594	$701		$1,946	$1,006	$32,804

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings		Unallocated	Total
At March 31, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$860	$52	$—	$—	$—	$	N/A	$ N/A	$912
Ending balance: collectively evaluated for impairment	10,841	13,300	948	732	704		1,160	2,000	29,685

Total ending balance	$11,701	$13,352	$948	$732	$704		$1,160	$2,000	$30,597

Loans and leases:
Ending balance: individually evaluated for impairment	$6,224	$36,391	$106	$57	$50	$	N/A		$42,828
Ending balance: collectively evaluated for impairment	493,312	561,975	32,371	212,646	44,292		72,406		1,417,002

Total ending balance	$499,536	$598,366	$32,477	$212,703	$44,342		$72,406		$1,459,830

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings		Unallocated		Total
At March 31, 2011
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$661	$1,176	$48	$—	$9	$	N/A	$	N/A	$1,894
Ending balance: collectively evaluated for impairment	10,437	15,288	947	594	692		1,946		1,006	30,910

Total ending balance	$11,098	$16,464	$995	$594	$701		$1,946		$1,006	$32,804

Loans and leases:
Ending balance: individually evaluated for impairment	$6,906	$34,395	$393	$900	$60	$	N/A			$42,654
Ending balance: collectively evaluated for impairment	450,557	588,585	36,360	204,714	42,089		77,178			1,399,483

Total ending balance	$457,463	$622,980	$36,753	$205,614	$42,149		$77,178			$1,442,137

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2012 and December 31, 2011:

	At March 31, 2012			At December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$3,450	$3,887		$3,384	$4,422
Real estate—commercial real estate	19,173	27,607		19,453	27,146
Real estate—construction	16,341	18,315		15,741	17,268
Real estate—residential secured for business purpose	106	115		115	631
Real estate—residential secured for personal purpose	57	57		57	57
Real estate—home equity secured for personal purpose	—	—		27	27
Loans to individuals	50	58		50	58

Total impaired loans with no related allowance recorded:	$39,177	$50,039		$38,827	$49,609

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$2,774	$3,555	$860	$1,307	$1,700	$510
Real estate—commercial real estate	588	596	36	1,067	1,067	743
Real estate—construction	289	343	16	—	—	—

Total impaired loan with an allowance recorded	$3,651	$4,494	$912	$2,374	$2,767	$1,253

Total impaired loans:
Commercial, financial and agricultural	$6,224	$7,442	$860	$4,691	$6,122	$510
Real estate—commercial real estate	19,761	28,203	36	20,520	28,213	743
Real estate—construction	16,630	18,658	16	15,741	17,268	—
Real estate—residential secured for business purpose	106	115	—	115	631	—
Real estate—residential secured for personal purpose	57	57	—	57	57	—
Real estate—home equity secured for personal purpose	—	—	—	27	27	—
Loans to individuals	50	58	—	50	58	—

Total impaired loans:	$42,828	$54,533	$912	$41,201	$52,376	$1,253

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$5,337	$2	$92	$7,157	$2	$88
Real estate—commercial real estate	20,814	43	269	17,564	4	251
Real estate—construction	15,956	17	195	15,279	—	228
Real estate—residential secured for business purpose	110	—	1	437	2	6
Real estate—residential secured for personal purpose	57	—	1	992	17	15
Real estate—home equity secured for personal purpose	7	—	—	—	—	—
Loans to individuals	50	1	—	66	1	1

Total	$42,331	$63	$558	$41,495	$26	$589

*	Includes interest income recognized on accruing troubled debt restructured loans of $58 thousand and $6 thousand for the three months ended March 31, 2012 and 2011, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
(Dollars in thousands)	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	7	$1,537	$1,537	$—	—	$—	$—	$—
Real estate—commercial real estate	3	834	834	—	5	2,438	2,435	—
Real estate—construction	2	1,330	1,330	—	5	2,182	2,182	—

Total	12	$3,701	$3,701	$—	10	$4,620	$4,617	$—

Nonaccrual Troubled Debt Restructured Loans
Commercial, financial and agricultural	2	$448	$448	$—	—	$—	$—	$—
Real estate—commercial real estate	1	124	124	—	1	2,765	2,765	—

Total	3	$572	$572	$—	1	$2,765	$2,765	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties.

Accruing loans totaling $3.7 million were restructured during the first three months of 2012. Accruing troubled debt restructured loans were primarily comprised of two categories of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due. The first category primarily consisted of four commercial business loans for one borrower totaling $1.3 million, which had their interest only payment terms extended due to reduced cash flows. The second category primarily consisted of one construction loan totaling $1.2 million, which had interest only payment terms extended until projected cash flows from rental property income are received. Accruing troubled debt restructured loans charged-off during the three months ended March 31, 2012 subsequent to the restructuring totaled approximately $358 thousand, primarily due to declines in collateral values for two commercial real estate loans for one borrower.

Nonaccrual loans totaling $572 thousand were restructured during the first three months of 2012. Nonaccrual troubled debt restructured loans were comprised of two commercial business loans for one borrower, which were granted principal and interest deferrals for a three month period.

There were no accruing or nonaccrual troubled debt restructured loans which had payment defaults within twelve months following restructuring during the three month periods ending March 31, 2012 and 2011.

Note 4. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $3.1 million and $2.8 million at March 31, 2012 and December 31, 2011, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.5% to 7.3% at March 31, 2012 and December 31, 2011.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Beginning of period	$2,739	$2,441
Servicing rights capitalized	427	452
Amortization of servicing rights	(311)	(77)
Changes in valuation	212	(44)

End of period	$3,067	$2,772

Mortgage loans serviced for others	$448,139	$339,357

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Valuation allowance, beginning of period	$(793)	$(201)
Additions	—	(44)
Reductions	212	—
Direct write-downs	—	—

Valuation allowance, end of period	$(581)	$(245)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2012	$508
2013	571
2014	448
2015	348
2016	265
Thereafter	927

Note 5. Income Taxes

As of March 31, 2012 and December 31, 2011, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of March 31, 2012, the Corporation’s tax years 2008 through 2011 remain subject to federal examination as well as examination by state taxing jurisdictions.

Note 6. Retirement Plans and Other Postretirement Benefits

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

The Corporation sponsors a Supplemental Non-Qualified Pension Plan which was established in 1981 prior to the existence of a 401(k) Deferred Savings Plan, the Employee Stock Purchase Plan and the Long-Term Incentive Plans and therefore is not actively offered to new participants.

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	For the Three Months Ended March 31,
	2012	2011	2012	2011
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$158	$94	$21	$16
Interest cost	431	430	30	29
Expected return on plan assets	(491)	(472)	—	—
Amortization of net loss	291	188	6	17
Amortization (accretion) of prior service cost	(59)	(59)	(5)	(5)

Net periodic cost	$330	$181	$52	$57

The Corporation previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to make contributions of $40 thousand to its qualified and non-qualified retirement plans and $87 thousand to its other postretirement benefit plans in 2012. During the three months ended March 31, 2012, the Corporation contributed $10 thousand and $19 thousand to its qualified and non-qualified retirement plans and other postretirement plans, respectively. As of March 31, 2012, $382 thousand has been paid to participants from the qualified and non-qualified retirement plans and $19 thousand has been paid to participants from the other postretirement plans.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2012	2011
Numerator for basic and diluted earnings per share – income available to common shareholders	$5,263	$3,862

Denominator for basic earnings per share – weighted-average shares outstanding	16,749	16,712
Effect of dilutive securities – employee stock options and awards	2	—

Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	16,751	16,712

Basic earnings per share	$0.31	$0.23

Diluted earnings per share	$0.31	$0.23

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	585	488

Note 8. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available for Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	(751)	113	152	(486)

Balance, March 31, 2012	$6,555	$(819)	$(12,323)	$(6,587)

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	757	149	92	998

Balance, March 31, 2011	$1,641	$469	$(7,878)	$(5,768)

Note 9. Derivative Instruments and Hedging Activities

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

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation expects that there will be no ineffectiveness in the next twelve months, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified to interest expense within the next twelve months.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2012
Interest rate locks with customers	$60,669	Other Assets	$1,301	—	$—
Forward loan commitments	63,196	Other Assets	71	—	—

Total	$123,865		$1,372		$—

At December 31, 2011
Interest rate locks with customers	$35,934	Other Assets	$1,079	—	$—
Forward loan commitments	39,080	—	—	Other Liabilities	302

Total	$75,014		$1,079		$302

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2012
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,260

Total	$20,000		$—		$1,260

At December 31, 2011
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,435

Total	$20,000		$—		$1,435

For the three months ended March 31, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2012	2011
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$222	$(340)
Forward loan commitments	Net gain (loss) on mortgage banking activities	373	(273)

Total		$595	$(613)

For the three months ended March 31, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2012	2011
Interest rate swap – cash flow hedge – interest payments	Interest expense	$108	$117
Interest rate swap – cash flow hedge – ineffectiveness	Interest expense	—	—

Total		$108	$117

At March 31, 2012 and December 31, 2011, the amounts included in accumulated other comprehensive income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At March 31, 2012	At December 31, 2011
Interest rate swap – cash flow hedge	Fair value, net of taxes	$(819)	$(932)

Total		$(819)	$(932)

Note 10. Fair Value Disclosures

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of its financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting period.

Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities that the Corporation can access at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange as of the close of business at period end. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and corporate and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain CMO securities.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exists, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at March 31, 2012.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, classified using the fair value hierarchy:

	At March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$138,546	$—	$138,546
State and political subdivisions	—	120,831	—	120,831
Residential mortgage-backed securities	—	103,680	—	103,680
Commercial mortgage obligations	—	30,655	—	30,655
Corporate bonds	—	4,965	—	4,965
Money market mutual funds	4,406	—	—	4,406
Equity securities	2,679	—	—	2,679

Total available-for-sale securities	7,085	398,677	—	405,762
Interest rate locks with customers	—	1,301	—	1,301
Forward loan commitments	—	71	—	71

Total assets	$7,085	$400,049	$—	$407,134

Liabilities:
Interest rate swap	$—	$1,260	$—	$1,260

Total liabilities	$—	$1,260	$—	$1,260

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government treasuries	$2,525	$—	$—	$2,525
U.S. government corporations and agencies	—	154,264	—	154,264
State and political subdivisions	—	117,005	—	117,005
Residential mortgage-backed securities	—	78,801	—	78,801
Commercial mortgage obligations	—	61,464	—	61,464
Corporate bonds	—	4,767	—	4,767
Money market mutual funds	3,851	—	—	3,851
Equity securities	2,684	—	—	2,684

Total available-for-sale securities	9,060	416,301	—	425,361
Interest rate locks with customers	—	1,079	—	1,079

Total assets	$9,060	$417,380	$—	$426,440

Liabilities:
Interest rate swap	$—	$1,435	$—	$1,435
Forward loan commitments	—	302	—	302

Total liabilities	$—	$1,737	$—	$1,737

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the three months ended March 31, 2011. There was no activity to report for the three months ended March 31, 2012.

	Three Months Ended March 31, 2011
(Dollars in thousands)	Balance at December 31, 2010	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Paydowns	Transfers to Level 2	Balance at March 31, 2011
Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three month periods ended March 31, 2012 or 2011.

The following table represents assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans	$—	$—	$41,916	$41,916
Mortgage servicing rights	—	3,067	—	3,067
Other real estate owned	—	4,993	—	4,993

Total	$—	$8,060	$41,916	$49,976

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans	$—	$—	$39,948	$39,948
Mortgage servicing rights	—	2,739	—	2,739
Other real estate owned	—	6,600	—	6,600

Total	$—	$9,339	$39,948	$49,287

Impaired loans include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2012, impaired loans had a carrying amount of $42.8 million with a valuation allowance of $912 thousand. At December 31, 2011, impaired loans had a carrying amount of $41.2 million with a valuation allowance of $1.3 million.

The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2012, mortgage servicing rights had a carrying amount of $3.6 million with a valuation allowance of $581 thousand. At December 31, 2011, mortgage servicing rights had a carrying amount of $3.5 million with a valuation allowance of $793 thousand.

The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the property, less estimated costs to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy. One other real estate owned property with a carrying amount of $930 thousand was written down to its fair value of $689 thousand, resulting in an impairment charge of $241 thousand, which was included in earnings for the three months ended March 31, 2012.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the three months ended March 31, 2012, there were no triggering events that required valuation of goodwill and other intangible assets.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed as of March 31, 2012 and December 31, 2011. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$102,911	$—	$—	$102,911	$102,911
Held-to-maturity securities	—	46,409	—	46,409	45,671
Loans held for sale		2,585	—	2,585	2,535
Net loans and leases	—	—	1,471,434	1,471,434	1,429,233

Total assets	$102,911	$48,994	$1,471,434	$1,623,339	$1,580,350

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,336,914	$—	$—	$1,336,914	$1,336,914
Time deposits	—	396,175	—	396,175	393,116

Total deposits	1,336,914	396,175	—	1,733,089	1,730,030
Short-term borrowings	—	119,068	—	119,068	122,089
Long-term borrowings	—	22,090	—	22,090	22,119

Total liabilities	$1,336,914	$537,333	$—	$1,874,247	$1,874,238

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,238)	$—	$(1,238)	$—

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$107,377	$—	$—	$107,377	$107,377
Held-to-maturity securities	—	45,639	—	45,639	45,804
Loans held for sale		3,255	—	3,255	3,157
Net loans and leases	—	—	1,453,129	1,453,129	1,416,536

Total assets	$107,377	$48,894	$1,453,129	$1,609,400	$1,572,874

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,340,732	$—	$—	$1,340,732	$1,340,732
Time deposits	—	411,818	—	411,818	408,500

Total deposits	1,340,732	411,818	—	1,752,550	1,749,232
Short-term borrowings	—	106,677	—	106,677	109,740
Long-term borrowings	—	27,654	—	27,654	27,494

Total liabilities	$1,340,732	$546,149	$—	$1,886,881	$1,886,466

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,227)	$—	$(1,227)	$—

The following valuation methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheets for cash and due from banks, interest-earning deposits with other banks, and other short-term investments approximates those assets’ fair values. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.

Held-to-maturity securities: Fair values for the held-to-maturity investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics and are classified in Level 2 in the fair value hierarchy.

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2012 and December 31, 2011.

Loans and leases: The fair values for loans are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment is made for specific credit risks in addition to general portfolio risk and is significant to the valuation. As permitted, the fair value of the loans and leases are not based on the exit price concept as discussed in the first paragraph of this note. Loans and leases are classified within Level 3 in the fair value hierarchy.

Deposit liabilities: The fair values for demand and savings accounts, with no stated maturities, is the amount payable on demand at the reporting date (carrying value) and are classified within Level 1 in the fair value hierarchy. The carrying amount for demand and savings accounts previously reported at December 31, 2011 included the estimated fair value of the non-financial intangible of $43.1 million which has been excluded for March 31, 2012 and December 31, 2011 presentation purposes. The fair values for time deposits with fixed maturities are estimated by discounting the final maturity using interest rates currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 in the fair value hierarchy.

Short-term borrowings: The fair value of securities sold under repurchase agreements are estimated using current market rates for similar borrowings and are classified within Level 2 in the fair value hierarchy. Short-term FHLB advances are estimated using a discounted cash flow analysis based on current market rates for similar borrowings, and include components for operating expense and embedded prepayment options that are observable. Short-term FHLB advances are classified within Level 2 in the fair value hierarchy.

Long-term borrowings: The fair values of the Corporation’s long-term borrowings are estimated using a discounted cash flow analysis based on current market rates for similar borrowings, and include components for credit risk, operating expense, and embedded prepayment options that are observable. Long-term borrowings are classified within Level 2 in the fair value hierarchy.

Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are classified within Level 2 in the fair value hierarchy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “BP” means “basis points”; “N/M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)

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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2011 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
(Dollars in thousands, except per share data)
Net income	$5,263	$3,862	$1,401	36%
Net income per share:
Basic	$0.31	$0.23	$0.08	35
Diluted	0.31	0.23	0.08	35
Return on average assets	0.97%	0.74%	23 BP	31
Return on average equity	7.70%	5.84%	186 BP	32

Net interest income on a tax-equivalent basis for the three months ended March 31, 2012 was down $621 thousand, or 3% compared to the same period in 2011. The first quarter 2012 net interest margin on a tax-equivalent basis was 3.95% a decrease of 29 basis points from 4.24% for the first quarter of 2011.

The provision for loan and lease losses decreased by $1.0 million for the three months ended March 31, 2012 compared to the same period in 2011.

Non-interest income increased $3.3 million or 42% during the three months ended March 31, 2012 compared to the same period in 2011. Non-interest expense increased $2.1 million, or 13% for the three months ended March 31, 2012 compared to the same period in 2011.

Gross loans and leases increased $13.4 million from December 31, 2011 while deposits declined $19.2 million from December 31, 2011.

Nonperforming loans and leases increased to $44.1 million at March 31, 2012 compared to $42.5 million at December 31, 2011. Nonperforming loans and leases were $44.3 million at March 31, 2011. Nonperforming loans and leases as a percentage of total loans and leases were 3.02% at March 31, 2012 compared to 2.94% at December 31, 2011 and 3.07% at March 31, 2011. Net loan and lease charge-offs were $3.4 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively. Charge-offs occurred primarily in the commercial financial and agricultural and commercial real estate categories.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2012 and 2011. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Net interest income on a tax-equivalent basis for the three months ended March 31, 2012 decreased $621 thousand, or 3% compared to the same period in 2011. The tax-equivalent net interest margin for the three months ended March 31, 2012 decreased 29 basis points to 3.95% from 4.24% for the three-months ended March 31, 2011. The decrease in net interest income and the net interest margin was primarily due to the re-investment of maturing and called investment securities with lower yielding investments due to the lower interest rate environment and lower rates on commercial business loans due to re-pricing and competitive pressures. The decline in net interest income and net interest margin was partially offset by re-pricing of certificates of deposits and savings account products. The net interest margin also declined from excess cash funds invested in low rate, interest-earning deposits as credit demand remains light and the Corporation continues to keep the investment portfolio short. Average interest-earning deposits with the Federal Reserve Bank increased $50.5 million from the comparable period in the prior year.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$59,453	$38	0.26%	$6,279	$3	0.19%
U.S. Government obligations	147,146	519	1.42	170,658	717	1.70
Obligations of states and political subdivisions	116,918	1,708	5.88	109,026	1,721	6.40
Other debt and equity securities	193,447	1,234	2.57	164,978	1,529	3.76

Total interest-earning deposits and investments	516,964	3,499	2.72	450,941	3,970	3.57

Commercial, financial and agricultural loans	440,906	4,742	4.33	428,636	5,171	4.89
Real estate—commercial and construction loans	534,079	6,988	5.26	558,304	7,251	5.27
Real estate—residential loans	247,295	2,605	4.24	244,305	2,641	4.38
Loans to individuals	44,497	630	5.69	43,010	626	5.90
Municipal loans and leases	133,896	1,821	5.47	122,857	1,754	5.79
Lease financings	56,647	1,372	9.74	63,925	1,495	9.48

Gross loans and leases	1,457,320	18,158	5.01	1,461,037	18,938	5.26

Total interest-earning assets	1,974,284	21,657	4.41	1,911,978	22,908	4.86

Cash and due from banks	34,956			36,101
Reserve for loan and lease losses	(31,908)			(32,402)
Premises and equipment, net	34,299			34,624
Other assets	168,820			155,975

Total assets	$2,180,451			$2,106,276

Liabilities:
Interest-bearing checking deposits	$220,360	57	0.10	$192,676	64	0.13
Money market savings	310,878	148	0.19	308,797	201	0.26
Regular savings	498,572	264	0.21	481,404	463	0.39
Time deposits	400,433	1,384	1.39	411,030	1,738	1.71

Total time and interest-bearing deposits	1,430,243	1,853	0.52	1,393,907	2,466	0.72

Securities sold under agreements to repurchase	113,695	53	0.19	96,446	71	0.30
Other short-term borrowings	4,560	53	4.67	10,269	9	0.36
Long-term debt	440	4	3.66	5,000	47	3.81
Subordinated notes and capital securities	22,486	304	5.44	23,994	304	5.14

Total borrowings	141,181	414	1.18	135,709	431	1.29

Total interest-bearing liabilities	1,571,424	2,267	0.58	1,529,616	2,897	0.77

Demand deposits, non-interest bearing	294,067			276,155
Accrued expenses and other liabilities	39,889			32,162

Total liabilities	1,905,380			1,837,933

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,402			61,411
Retained earnings and other equity	122,337			115,600

Total shareholders’ equity	275,071			268,343

Total liabilities and shareholders’ equity	$2,180,451			$2,106,276

Net interest income		$19,390			$20,011

Net interest spread			3.83			4.09
Effect of net interest-free funding sources			0.12			0.15

Net interest margin			3.95%			4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	125.64%			125.00%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three months ended March 31, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended March 31, 2012 Versus 2011
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$34	$1	$35
U.S. Government obligations	(90)	(108)	(198)
Obligations of states and political subdivisions	126	(139)	(13)
Other debt and equity securities	238	(533)	(295)

Interest on deposits, investments and federal funds sold	308	(779)	(471)

Commercial, financial and agricultural loans and leases	151	(580)	(429)
Real estate—commercial and construction loans	(252)	(11)	(263)
Real estate—residential loans	36	(72)	(36)
Loans to individuals	24	(20)	4
Municipal loans and leases	162	(95)	67
Lease financings	(165)	42	(123)

Interest and fees on loans and leases	(44)	(736)	(780)

Total interest income	264	(1,515)	(1,251)

Interest expense:
Interest-bearing checking deposits	8	(15)	(7)
Money market savings	1	(54)	(53)
Regular savings	17	(216)	(199)
Time deposits	(43)	(311)	(354)

Interest on time and interest-bearing deposits	(17)	(596)	(613)

Securities sold under agreement to repurchase	11	(29)	(18)
Other short-term borrowings	(8)	52	44
Long-term debt	(41)	(2)	(43)
Subordinated notes and capital securities	—	—	—

Interest on borrowings	(38)	21	(17)

Total interest expense	(55)	(575)	(630)

Net interest income	$319	$(940)	$(621)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three months ended March 31, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three months ended March 31, 2012 versus 2011

Interest income on a tax-equivalent basis for the three months ended March 31, 2012 decreased $1.3 million, or 5% from the same period in 2011. This decrease was mainly due to an 85 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 25 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $471 thousand for the three months ended March 31, 2012 compared to the same period in 2011 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment and an average increase in interest-earning deposits of $53.2 million as the Corporation continues to keep the investment portfolio short. Interest and fees on loans and leases declined by $780 thousand during the three months ended March 31, 2012 compared to the same period in 2011 mostly due to a decrease in the average rate on commercial business loans resulting from re-pricing and competitive pressures. The Corporation experienced decreases in average volume for commercial real estate and construction loans and lease financings which were mostly offset by increases in average volume for commercial business loans and municipal loans and leases.

Interest Expense

Three months ended March 31, 2012 versus 2011

Interest expense for the three months ended March 31, 2012 decreased $630 thousand, or 22% from the comparable period in 2011. This decrease was mainly due to a 20 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit accounts and regular savings accounts. For the three months ended March 31, 2012, interest expense on time deposits decreased $354 thousand and interest expense on savings accounts decreased by $199 thousand. For the three months ended March 31, 2012, average interest-bearing deposits increased by $36.3 million with increases in interest-bearing checking of $27.7 million and average regular savings of $17.2 million partially offset by a decrease in average time deposits of $10.6 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts and interest bearing checking accounts. Interest on other short-term borrowings mainly includes interest paid on federal funds purchased, short-term FHLB borrowings and the amortization of fees on short-term FHLB letters of credit. Average other short-term borrowings decreased by $5.7 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decrease in average volume of federal funds purchased. This was partially offset by an increase in average volume of short-term FHLB advances, resulting from the re-class from long-term FHLB debt as the remaining term to maturity became one year or less.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2012 and 2011 was $4.1 million and $5.1 million, respectively.

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

The following table presents noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2012	2011	Amount	Percent
Trust fee income	$1,625	$1,625	$—	—%
Service charges on deposit accounts	1,100	1,336	(236)	(18)
Investment advisory commission and fee income	1,256	1,162	94	8
Insurance commission and fee income	2,267	2,200	67	3
Other service fee income	1,522	1,355	167	12
Bank owned life insurance income	1,506	344	1,162	N/M
Other-than-temporary impairment on equity securities	(3)	(7)	4	57
Net gain on sales of securities	258	—	258	N/M
Net gain (loss) on mortgage banking activities	1,272	(25)	1,297	N/M
Net gain on dispositions of fixed assets	1	—	1	N/M
Net loss on sales and write-downs of other real estate owned	(31)	(352)	321	91
Other	248	121	127	N/M

Total noninterest income	$11,021	$7,759	$3,262	42

Three months ended March 31, 2012 versus 2011

Non-interest income for the three months ended March 31, 2012 was $11.0 million, an increase of $3.3 million or 42% compared to the same period in 2011. The increase was primarily attributed to proceeds from bank owned life insurance death benefits of $989 thousand and an increase in the net gain on mortgage banking activities of $1.3 million due to stronger mortgage demand from increased re-finance activity. Non-interest income was also favorably impacted by a decrease in the net loss on sales and write-downs of other real estate owned and positive valuation adjustments on mortgage servicing rights. During the three months ended March 31, 2012, the Corporation recorded a net loss on sales and write-downs of other real estate owned of $31 thousand compared to $352 thousand for the same period in the prior year. During the three months ended March 31, 2012, the Corporation reversed $212 thousand of negative valuation adjustments on mortgage servicing rights recorded primarily during the third quarter of 2011. In addition, the three months ended March 31, 2012 included a net gain on sales of securities of $258 thousand. Partially offsetting these favorable variances was a decline in service charges on deposits of $236 thousand. This decline was primarily due to changes in industry practices to benefit customers impacting non-sufficient funds and overdraft fees, which were implemented in July 2011.

The sale of available-for-sale investment securities during the three months ended March 31, 2012 amounted to $62.1 million and consisted primarily of U.S. government agency bonds. During the three months ended March 31, 2011, the Corporation did not sell any available-for-sale investment securities. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during the three months ended March 31, 2012 and 2011. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.

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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2012	2011	Amount	Percent
Salaries and benefits	$11,563	$8,983	$2,580	29%
Net occupancy	1,394	1,550	(156)	(10)
Equipment	1,034	977	57	6
Marketing and advertising	319	589	(270)	(46)
Deposit insurance premiums	444	713	(269)	(38)
Other	4,122	3,934	188	5

Total noninterest expense	$18,876	$16,746	$2,130	13

Three months ended March 31, 2012 versus 2011

Non-interest expense for the three months ended March 31, 2012 was $18.9 million, an increase of $2.1 million or 13% compared to the same period in 2011. Salaries and benefits expense increased $2.6 million primarily due to higher commissions related to increased mortgage banking activities, increased employee incentives, annual performance increases, and lower deferred loan origination costs. These increases were partially offset by a decline in deposit insurance premiums of $269 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity. Marketing and advertising expense decreased by $270 thousand mostly due to timing of campaigns.

Tax Provision

The provision for income taxes for the three months ended March 31, 2012 and 2011 was $946 thousand and $826 thousand, at effective rates of 15% and 18%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance. The decrease in the effective tax rate for 2012 is primarily due to the increase in bank-owned life insurance income from death benefit proceeds.

Financial Condition

Assets

Total assets decreased $14.7 million since December 31, 2011 primarily due to a decrease in investment securities partially offset by an increase in loans and leases. The following table presents the assets for the periods indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2012	2011	Amount	Percent
Cash and interest-earning deposits	$102,911	$107,377	$(4,466)	(4)%
Investment securities	451,433	471,165	(19,732)	(4)
Loans held for sale	2,535	3,157	(622)	(20)
Total loans and leases	1,459,830	1,446,406	13,424	1
Reserve for loan and lease losses	(30,597)	(29,870)	(727)	(2)
Premises and equipment, net	34,152	34,303	(151)	—
Goodwill and other intangibles, net	58,179	58,039	140	—
Bank owned life insurance	60,245	61,387	(1,142)	(2)
Accrued interest receivable and other assets	53,476	54,875	(1,399)	(3)

Total assets	$2,192,164	$2,206,839	$(14,675)	(1)

Investment Securities

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create more economically beneficial returns on these investments, and to collateralize public funds deposits. The securities portfolio consists primarily of U.S. Government agencies, municipals, residential mortgage-backed securities and corporate bonds.

Total investments decreased by $19.7 million at March 31, 2012 compared to December 31, 2011. Maturities and pay-downs of $22.0 million, calls of $18.6 million, and sales of $62.1 million, were partially offset by purchases of $84.3 million.

Loans and Leases

Gross loans and leases increased by $13.4 million at March 31, 2012 as compared to December 31, 2011. Commercial loans increased $7.9 million and residential mortgage loans increased $7.0 million. While the Corporation continued to see increased loan activity in the first three months of 2012, overall credit demand and utilization of lines by businesses and consumers remained light as a result of the prolonged challenging economic environment.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by bank management and loan officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal and is recognized on a cash basis.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Total cash basis, troubled debt restructured loans, lease modifications and nonaccrual loans and leases totaled $43.6 million at March 31, 2012, $42.1 million at December 31, 2011, and $43.7 million at March 31, 2011; the balance at March 31, 2012 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.35% as of March 31, 2012, compared to 3.38% as of December 31, 2011 and 3.48% as of March 31, 2011.

At March 31, 2012, the recorded investment in loans that were considered to be impaired was $42.8 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $912 thousand. At December 31, 2011, the recorded investment in loans that were considered to be impaired was $41.2 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $1.3 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans at March 31, 2012 included one large Shared National Credit to a theatre with an outstanding balance of $7.1 million.

At March 31, 2012, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at March 31, 2012 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million at March 31, 2012. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. At March 31, 2011, the recorded investment in loans that were considered to be impaired was $42.7 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $1.9 million. For the three months ended March 31, 2012 and 2011, interest income that would have been recognized under the original terms for impaired loans was $558 thousand and $589 thousand, respectively. Interest income recognized in the three months ended March 31, 2012 and 2011 was $63 thousand and $26 thousand, respectively

Other real estate owned decreased to $5.0 million, consisting of three properties, at March 31, 2012, down from $6.6 million at December 31, 2011. During the three months ended March 31, 2012, one property with a carrying value of $1.3 million was sold for $1.5 million resulting in a gain on sale of $210 thousand. In addition, one property was written down to its appraised value, resulting in an impairment charge of $241 thousand, which was included in earnings for the three months ended March 31, 2012.

Table 3 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets as of the dates indicated:

(Dollars in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$4,622	$4,614	$6,735
Real estate — commercial	16,858	18,085	12,323
Real estate — construction	13,928	14,479	17,455
Real estate — residential	163	191	1,203
Loans to individuals	—	—	—
Lease financings	699	838	915

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	36,270	38,207	38,631
Accruing troubled debt restructured loans and lease modifications, not included above	7,301	3,893	5,111

Total impaired loans and leases	43,571	42,100	43,742
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	58	—	—
Real estate — commercial	—	—	—
Real estate — residential	170	117	44
Loans to individuals	242	204	471
Lease financings	53	44	1

Total accruing loans and leases, 90 days or more past due	523	365	516

Total non-performing loans and leases	44,094	42,465	44,258
Other real estate owned	4,993	6,600	6,135

Total non-performing assets	$49,087	$49,065	$50,393

Nonperforming loans and leases / loans and leases	3.02%	2.94%	3.07%
Nonperforming assets / total assets	2.24%	2.22%	2.39%
Allowance for loan and lease losses / loans and leases	2.10%	2.07%	2.27%
Allowance for loan and lease losses / nonperforming loans and leases	69.39%	70.34%	74.12%
Allowance for loan and lease losses	$30,597	$29,870	$2,804
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$8,512	$8,551	$3,469

The following table provides additional information on the Corporation’s nonaccrual loans and leases:

(Dollars in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$36,270	$38,207	$38,631
Nonaccrual loans and leases with partial charge-offs	10,110	9,399	8,287
Life-to-date partial charge-offs on nonaccrual loans and leases	10,913	10,040	3,386
Charge-off rate of nonaccrual loans and leases with partial charge-offs	51.9%	51.6%	29.0%
Specific reserves on impaired loans	912	1,253	1,894

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate as of March 31, 2012 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

Wholesale leasing portfolios were purchased by the Bank’s subsidiary, Univest Capital, Inc. The Corporation discontinued the practice of purchasing wholesale leasing portfolios during 2010. Credit losses on these purchased portfolios are largely the responsibility of the seller up to pre-set dollar amounts initially equal to 10 to 20 percent of the portfolio purchase amount. The dollar amount of recourse for purchased portfolios is inclusive of cash holdbacks and purchase discounts. Purchased wholesale leasing portfolios outstanding equaled $2.1 million at March 31, 2012 and $3.0 million at December 31, 2011.

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

Management believes that, as of March 31, 2012, the reserve is maintained at a level that is adequate to absorb losses in the loan and lease portfolio.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $500 thousand and $305 thousand for the three months ended March 31, 2012 and 2011, respectively. The Corporation also has goodwill with a net carrying amount of $53.2 million at March 31, 2012 and December 31, 2011, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during the three months ended March 31, 2012 and 2011. Since the last annual impairment analysis during 2011, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At March 31, 2012 and December 31, 2011, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $5.5 million and $5.8 million as of March 31, 2012 and December 31, 2011, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, as of March 31, 2012, the FHLB stock is recorded at cost.

Liabilities

Total liabilities decreased $17.2 million since December 31, 2011 primarily due to a decrease in deposits. The following table presents the liabilities for the periods indicated:

	At March 31, 2012	At December 31, 2011	Change
(Dollars in thousands)			Amount	Percent
Deposits	$1,730,030	$1,749,232	$(19,202)	(1)%
Short-term borrowings	122,089	109,740	12,349	11
Long-term borrowings	22,119	27,494	(5,375)	(20)
Accrued expenses and other liabilities	42,401	47,394	(4,993)	(11)

Total liabilities	$1,916,639	$1,933,860	$(17,221)	(1)

Deposits

Total deposits decreased by $19.2 million from December 31, 2011 primarily due to decreases in interest bearing demand deposits of $24.2 million and time deposits of $15.4 million, partially offset by an increase in savings deposits of $16.6 million.

Borrowings

Long-term borrowings at March 31, 2012, included $1.5 million in Subordinated Capital Notes, and $20.6 million of Trust Preferred Securities. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. At March 31, 2012, the Bank also had outstanding short-term letters of credit with the FHLB totaling $13.0 million, which were utilized to collateralize seasonal public funds deposits. Short-term borrowings increased mainly due to an increase in securities sold under agreements to repurchase of $7.3 million, and an increase in short term FHLB borrowings of $5.0 million, resulting from the re-class from long-term FHLB debt as the remaining term to maturity became one year or less.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2012 increased $2.5 million since December 31, 2011. This increase was primarily due to net income exceeding dividends declared and the vesting of restricted stock awards.

The following table presents the shareholders’ equity for the periods indicated:

	At March 31, 2012	At December 31, 2011	Change
(Dollars in thousands)			Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,404	58,495	(91)	—
Retained earnings	159,226	157,566	1,660	1
Accumulated other comprehensive loss	(6,587)	(6,101)	(486)	(8)
Treasury stock	(26,850)	(28,313)	1,463	5

Total shareholders’ equity	$275,525	$272,979	$2,546	1

Retained earnings at March 31, 2012 were impacted by the three months of net income of $5.3 million offset by cash dividends declared of $3.3 million during the first three months of 2012. The increase in accumulated other comprehensive loss was mainly a result of decreases in the fair values of municipal bonds and commercial mortgage obligations. Treasury stock decreased primarily due to shares issued for restricted stock awards.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$268,207	15.76	$136,126	8.00%	$170,157	10.00%
Bank	252,363	15.06	134,045	8.00	167,556	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	246,663	14.50	68,063	4.00	102,094	6.00
Bank	231,297	13.80	67,022	4.00	100,534	6.00
Tier 1 Capital (to Average Assets):
Corporation	246,663	11.64	84,735	4.00	105,918	5.00
Bank	231,297	11.02	83,989	4.00	104,986	5.00
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,105	15.56%	$136,343	8.00%	$170,429	10.00%
Bank	249,694	14.89	134,158	8.00	167,697	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,474	14.29	68,172	4.00	102,257	6.00
Bank	228,619	13.63	67,079	4.00	100,618	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,474	11.53	84,501	4.00	105,627	5.00
Bank	228,619	10.91	83,840	4.00	104,800	5.00

As of March 31, 2012 and December 31, 2011, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of March 31, 2012, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $370.0 million. At March 31, 2012 and December 31, 2011, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At March 31, 2012 and December 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $13.0 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2012 and December 31, 2011. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2012 and December 31, 2011, the Corporation had no outstanding borrowings under this line.

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

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated balance sheet or statement of income of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 1A.	Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	—	—	—	566,745
February 1 – 29, 2012	—	—	—	566,745
March 1 – 31, 2012	—	—	—	566,745

Total	—	—	—

1.	Transactions are reported as of trade dates.
2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.
3.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782.
4.	The Corporation’s current stock repurchase program does not have an expiration date.
5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 31.1	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Jeffrey M. Schweitzer, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Univest Corporation of Pennsylvania (Registrant)

Date: May 9, 2012	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Senior Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)