Form 10-Q
period 2012-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2012-08-08
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,759,893
(Title of Class)	(Number of shares outstanding at July 31, 2012)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At June 30, 2012	At December 31, 2011
ASSETS
Cash and due from banks	$46,571	$39,857
Interest-earning deposits with other banks	59,373	67,520
Investment securities held-to-maturity (fair value $46,296 and $45,639 at June 30, 2012 and December 31, 2011, respectively)	45,538	45,804
Investment securities available-for-sale	393,554	425,361
Loans held for sale	1,333	3,157
Loans and leases	1,465,449	1,446,406
Less: Reserve for loan and lease losses	(30,502)	(29,870)

Net loans and leases	1,434,947	1,416,536

Premises and equipment, net	34,271	34,303
Goodwill	56,238	53,169
Other intangibles, net of accumulated amortization and fair value adjustments of $12,542 and $11,646 at June 30, 2012 and December 31, 2011, respectively	6,000	4,870
Bank owned life insurance	60,581	61,387
Accrued interest receivable and other assets	50,321	54,875

Total assets	$2,188,727	$2,206,839

LIABILITIES
Demand deposits, noninterest-bearing	$334,828	$304,006
Demand deposits, interest-bearing	543,987	547,034
Savings deposits	508,230	489,692
Time deposits	356,877	408,500

Total deposits	1,743,922	1,749,232

Securities sold under agreements to repurchase	100,134	109,740
Accrued interest payable and other liabilities	45,611	47,394
Long-term debt	—	5,000
Subordinated notes	1,125	1,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Company (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,911,411	1,933,860

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2012 and December 31, 2011; 18,266,404 shares issued at June 30, 2012 and December 31, 2011; 16,759,893 and 16,702,376 shares outstanding at June 30, 2012 and December 31, 2011, respectively	91,332	91,332
Additional paid-in capital	58,404	58,495
Retained earnings	160,633	157,566
Accumulated other comprehensive loss, net of taxes	(5,895)	(6,101)
Treasury stock, at cost; 1,506,511 shares and 1,564,028 shares at June 30, 2012 and December 31, 2011, respectively	(27,158)	(28,313)

Total shareholders’ equity	277,316	272,979

Total liabilities and shareholders’ equity	$2,188,727	$2,206,839

Note:	The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$16,413	$17,191	$32,750	$34,375
Exempt from federal income taxes	1,229	1,223	2,422	2,377

Total interest and fees on loans and leases	17,642	18,414	35,172	36,752

Interest and dividends on investment securities:
Taxable	1,481	2,166	3,234	4,412
Exempt from federal income taxes	1,097	1,112	2,207	2,231
Other interest income	38	12	76	15

Total interest income	20,258	21,704	40,689	43,410

Interest expense
Interest on deposits	1,654	2,290	3,507	4,756
Interest on short-term borrowings	156	80	262	160
Interest on long-term borrowings	301	353	609	704

Total interest expense	2,111	2,723	4,378	5,620

Net interest income	18,147	18,981	36,311	37,790
Provision for loan and lease losses	1,343	5,556	5,443	10,690

Net interest income after provision for loan and lease losses	16,804	13,425	30,868	27,100

Noninterest income
Trust fee income	1,625	1,625	3,250	3,250
Service charges on deposit accounts	1,079	1,356	2,179	2,692
Investment advisory commission and fee income	1,350	1,194	2,606	2,356
Insurance commission and fee income	2,057	2,072	4,324	4,272
Other service fee income	1,368	1,437	2,890	2,792
Bank owned life insurance income	336	268	1,842	612
Other-than-temporary impairment on equity securities	(6)	(3)	(9)	(10)
Net gain on sales of securities	24	569	282	569
Net gain on mortgage banking activities	1,074	328	2,346	303
Net loss on dispositions of fixed assets	(10)	(9)	(9)	(9)
Net loss on sales and write-downs of other real estate owned	(1,071)	(265)	(1,102)	(617)
Other	174	124	422	245

Total noninterest income	8,000	8,696	19,021	16,455

Noninterest expense
Salaries and benefits	10,733	9,634	22,296	18,617
Net occupancy	1,402	1,361	2,796	2,911
Equipment	1,111	965	2,145	1,942
Marketing and advertising	584	393	903	982
Deposit insurance premiums	429	427	873	1,140
Other	4,377	3,626	8,499	7,560

Total noninterest expense	18,636	16,406	37,512	33,152

Income before income taxes	6,168	5,715	12,377	10,403
Applicable income taxes	1,405	1,199	2,351	2,025

Net income	$4,763	$4,516	$10,026	$8,378

Net income per share:
Basic	$.28	$.27	$.60	$.50
Diluted	.28	.27	.60	.50
Dividends declared	.20	.20	.40	.40

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Net income	$6,168	$1,405	$4,763	$5,715	$1,199	$4,516
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	1,417	496	921	5,161	1,806	3,355
Less: reclassification adjustment for net gains on sales realized in net income	(24)	(9)	(15)	(569)	(199)	(370)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	6	2	4	3	1	2

Total net unrealized gains on available-for-sale investment securities	1,399	489	910	4,595	1,608	2,987
Net change in fair value of derivatives used for cash flow hedges	(563)	(197)	(366)	(601)	(210)	(391)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	292	102	190	176	61	115
Less: accretion of prior service cost included in net periodic pension costs	(64)	(22)	(42)	(63)	(21)	(42)

Total defined benefit pension plans	228	80	148	113	40	73

Other comprehensive income	1,064	372	692	4,107	1,438	2,669

Total comprehensive income	$7,232	$1,777	$5,455	$9,822	$2,637	$7,185

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Net income	$12,377	$2,351	$10,026	$10,403	$2,025	$8,378
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	517	181	336	6,318	2,211	4,107
Less: reclassification adjustment for net gains on sales realized in net income	(282)	(99)	(183)	(569)	(199)	(370)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	9	3	6	10	3	7

Total net unrealized gains on available-for-sale investment securities	244	85	159	5,759	2,015	3,744
Net change in fair value of derivatives used for cash flow hedges	(389)	(136)	(253)	(372)	(130)	(242)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	589	206	383	381	133	248
Less: accretion of prior service cost included in net periodic pension costs	(128)	(45)	(83)	(127)	(44)	(83)

Total defined benefit pension plans	461	161	300	254	89	165

Other comprehensive income	316	110	206	5,641	1,974	3,667

Total comprehensive income	$12,693	$2,461	$10,232	$16,044	$3,999	$12,045

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

For the Six Months Ended June 30, 2012

Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income	—	—	—	—	10,026	—	10,026
Other comprehensive income, net of taxes	—	206	—	—	—	—	206
Cash dividends declared ($0.40 per share)	—	—	—	—	(6,706)	—	(6,706)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	90,339	—	—	—	(65)	1,526	1,461
Cancelled stock options and awards	(13,125)	—	—	300	(54)	(213)	33
Tax expense on stock based compensation	—	—	—	(84)	—	—	(84)
Purchases of treasury stock	(90,854)	—	—	—	—	(1,446)	(1,446)
Restricted stock awards granted	71,157	—	—	(1,154)	(134)	1,288	—
Vesting of restricted stock awards	—	—	—	847	—	—	847

Balance at June 30, 2012	16,759,893	$(5,895)	$91,332	$58,404	$160,633	$(27,158)	$277,316

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

For the Six Months Ended June 30, 2011

Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Net income	—	—	—	—	8,378	—	8,378
Other comprehensive income, net of taxes		3,667					3,667
Cash dividends declared ($0.40 per share)	—	—	—	—	(6,688)	—	(6,688)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	73,345	—	—	62	13	1,215	1,290
Purchases of treasury stock	(3,005)	—	—	—	—	(52)	(52)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	203	—	—	203

Balance at June 30, 2011	16,777,379	$(3,099)	$91,332	$58,326	$153,728	$(27,265)	$273,022

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$10,026	$8,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,443	10,690
Depreciation of premises and equipment	1,369	1,287
Other-than-temporary impairment on equity securities	9	10
Net gain on sales of investment securities	(282)	(569)
Net gain on mortgage banking activities	(2,346)	(303)
Net loss on dispositions of fixed assets	9	9
Net loss on sales and write-downs of other real estate owned	1,102	617
Bank owned life insurance income	(1,842)	(612)
Other adjustments to reconcile net income to cash provided by operating activities	3,145	1,829
Originations of loans held for sale	(122,521)	(71,240)
Proceeds from the sale of loans held for sale	125,854	74,087
Decrease (increase) in accrued interest receivable and other assets	400	(1,595)
Decrease in accrued interest payable and other liabilities	(1,557)	(730)

Net cash provided by operating activities	18,809	21,858

Cash flows from investing activities:
Net cash paid due to acquisitions	(3,225)	—
Net capital expenditures	(1,337)	(857)
Proceeds from maturities of securities held-to-maturity	—	15
Proceeds from maturities and calls of securities available-for-sale	81,001	105,018
Proceeds from sales of securities available-for-sale	57,162	5,928
Purchases of investment securities available-for-sale	(106,536)	(55,827)
Net (increase) decrease in loans and leases	(23,854)	19,079
Net decrease in interest-bearing deposits	8,147	10,782
Proceeds from bank owned life insurance	2,415	—
Proceeds from sales of other real estate owned	1,482	1,390

Net cash provided by investing activities	15,255	85,528

Cash flows from financing activities:
Net decrease in deposits	(5,310)	(64,976)
Net decrease in short-term borrowings	(14,606)	(15,801)
Repayment of subordinated debt	(750)	(375)
Purchases of treasury stock	(1,446)	(52)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,461	1,290
Cash dividends paid	(6,699)	(6,663)

Net cash used in financing activities	(27,350)	(86,577)

Net increase in cash and due from banks	6,714	20,809
Cash and due from banks at beginning of year	39,857	11,624

Cash and due from banks at end of period	$46,571	$32,433

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,759	$5,923
Income taxes, net of refunds received	1,282	3,606
Non cash transactions:
Noncash transfer of loans to other real estate owned	$—	$4,413
Contingency consideration recorded as goodwill	$842	$—

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 2, 2012.

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

In May 2011, the FASB issued an ASU regarding fair value measurements which establishes a global standard in U.S. GAAP and IFRS for applying fair value measurements and disclosures. Consequently, the amendments in this update change the wording to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and most of the amendments are not intended to result in a change of the application of fair value measurement requirements. Additional disclosures required include: 1) for fair value measurements categorized within Level 3 of the fair value hierarchy: a) the valuation processes used by the reporting entity; and b) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any; and 2) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied prospectively. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2012, which are included in Note 11, “Fair Value Disclosures.”

Note 2.	Acquisition

On May 31, 2012, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of the Javers Group, a full-service employee benefits agency that specializes in comprehensive human resource management, payroll and administrative services to businesses with 50 to 1,000 employees. The acquisition expands the Corporation’s insurance and employee benefits business and further diversifies its solutions to include human resource consulting services and technology.

The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended June 30, 2015 based on the achievement of certain levels of revenue. As of the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $842 thousand in other liabilities. The estimated fair value of the contingent consideration liability was calculated using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The potential cash payments that could result from the contingent consideration arrangement range from $0 thousand to a maximum of $1.7 million over the next three years. The fair value of the contingent consideration liability will be reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change in projected revenue of the acquired business which affect the contingent consideration liability will be recorded through non-interest expense.

As a result of the Javers Group acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand. The goodwill is expected to be deductible for tax purposes. The customer related intangibles will be amortized over nine years using the sum-of-the-years-digits amortization method. The allocation of the purchase price to goodwill, customer related intangibles and the contingent consideration liability, as of June 30, 2012, are preliminary estimates and are subject to adjustment within the measurement period. The acquisition was accounted for in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations.”

Note 3.	Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2012 and December 31, 2011 by contractual maturity within each type.

	At June 30, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Held-to-Maturity
Corporate bonds:
After 1 year to 5 years	$45,538	$776	$(18)	$46,296	$45,804	$154	$(319)	$45,639

	45,538	776	(18)	46,296	45,804	154	(319)	45,639

Total	$45,538	$776	$(18)	$46,296	$45,804	$154	$(319)	$45,639

	At June 30, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. treasuries:
Within 1 year	$—	$—	$—	$—	$2,525	$—	$—	$2,525

	—	—	—	—	2,525	—	—	2,525

U.S. government corporations and agencies:
Within 1 year	6,540	47	—	6,587	10,009	77	—	10,086
After 1 year to 5 years	126,300	1,173	—	127,473	143,189	1,022	(33)	144,178

	132,840	1,220	—	134,060	153,198	1,099	(33)	154,264

State and political subdivisions:
Within 1 year	—	—	—	—	752	5	—	757
After 1 year to 5 years	8,441	251	(15)	8,677	10,082	308	(16)	10,374
After 5 years to 10 years	26,850	1,029	(92)	27,787	11,846	664	(3)	12,507
Over 10 years	79,808	4,872	—	84,680	87,896	5,472	(1)	93,367

	115,099	6,152	(107)	121,144	110,576	6,449	(20)	117,005

Residential mortgage-backed securities:
After 5 years to 10 years	17,969	801	—	18,770	20,745	743	—	21,488
Over 10 years	78,487	2,532	—	81,019	55,328	2,665	(680)	57,313

	96,456	3,333	—	99,789	76,073	3,408	(680)	78,801

Commercial mortgage obligations:
After 5 years to 10 years	1,983	34	—	2,017	5,547	124	—	5,671
Over 10 years	24,260	505	—	24,765	54,994	799	—	55,793

	26,243	539	—	26,782	60,541	923	—	61,464

Corporate bonds:
After 1 year to 5 years	4,992	—	(35)	4,957	4,991	—	(224)	4,767

	4,992	—	(35)	4,957	4,991	—	(224)	4,767

Money market mutual funds:
Within 1 year	4,147	—	—	4,147	3,851	—	—	3,851

	4,147	—	—	4,147	3,851	—	—	3,851

Equity securities:
No stated maturity	2,292	697	(314)	2,675	2,364	544	(224)	2,684

	2,292	697	(314)	2,675	2,364	544	(224)	2,684

Total	$382,069	$11,941	$(456)	$393,554	$414,119	$12,423	$(1,181)	$425,361

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a fair value of $310.4 million and $338.5 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available for sale during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011

Securities available for sale:
Proceeds from sales	$57,162	$5,928
Gross realized gains on sales	1,178	569
Gross realized losses on sales	896	—
Tax expense related to net realized gains on sales	99	199

Accumulated other comprehensive income related to securities of $7.5 million and $7.3 million, net of taxes, has been included in shareholders’ equity at June 30, 2012 and December 31, 2011, respectively. Unrealized losses in investment securities at June 30, 2012 and December 31, 2011 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $9 thousand and $10 thousand, respectively, on its equity portfolio during the six months ended June 30, 2012 and 2011. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

Management evaluates debt securities, which are comprised of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2012 and 2011.

At June 30, 2012 and December 31, 2011, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011:

	At June 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$8,183	$(90)	$958	$(17)	$9,141	$(107)
Corporate bonds	9,990	(53)	—	—	9,990	(53)
Equity securities	23	(3)	769	(311)	792	(314)

Total	$18,196	$(146)	$1,727	$(328)	$19,923	$(474)

	At December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government corporations and agencies	$24,967	$(33)	$—	$—	$24,967	$(33)
State and political subdivisions	—	—	1,997	(20)	1,997	(20)
Residential mortgage-backed securities	5,184	(20)	3,311	(660)	8,495	(680)
Corporate bonds	34,851	(543)	—	—	34,851	(543)
Equity securities	920	(224)	—	—	920	(224)

Total	$65,922	$(820)	$5,308	$(680)	$71,230	$(1,500)

Note 4.	Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2012	At December 31, 2011

Commercial, financial and agricultural	$497,955	$484,687
Real estate-commercial	517,282	514,953
Real estate-construction	79,910	90,397
Real estate-residential secured for business purpose	32,097	32,481
Real estate-residential secured for personal purpose	140,217	125,220
Real estate-home equity secured for personal purpose	78,696	80,478
Loans to individuals	44,037	44,965
Lease financings	75,255	73,225

Total loans and leases, net of deferred income	$1,465,449	$1,446,406

Unearned lease income, included in the above table	$(10,768)	$(9,965)
Net deferred costs, included in the above table	$897	$876
Overdraft deposits included in the above table	$103	$123

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*

At June 30, 2012

Commercial, financial and agricultural	$137	$272	$20	$429	$491,879	$497,955	$20
Real estate—commercial real estate and construction:
Commercial real estate	1,890	—	—	1,890	494,516	517,282	—
Construction	—	—	—	—	63,241	79,910	—
Real estate—residential and home equity:
Residential secured for business purpose	295	—	—	295	31,625	32,097	—
Residential secured for personal purpose	112	—	—	112	139,793	140,217	—
Home equity secured for personal purpose	375	266	58	699	77,997	78,696	58
Loans to individuals	393	173	237	803	43,185	44,037	237
Lease financings	562	310	69	941	73,691	75,255	69

Total	$3,764	$1,021	$384	$5,169	$1,415,927	$1,465,449	$384

*	Excludes impaired loans and leases.

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*

At December 31, 2011

Commercial, financial and agricultural	$3,741	$33	$—	$3,774	$476,222	$484,687	$—
Real estate—commercial real estate and construction:
Commercial real estate	2,212	723	—	2,935	491,498	514,953	—
Construction	—	—	—	—	74,656	90,397	—
Real estate—residential and home equity:
Residential secured for business purpose	340	—	—	340	32,026	32,481	—
Residential secured for personal purpose	1,783	—	—	1,783	123,380	125,220	—
Home equity secured for personal purpose	298	68	117	483	79,968	80,478	117
Loans to individuals	386	236	204	826	44,089	44,965	204
Lease financings	1,203	544	44	1,791	70,535	73,225	44

Total	$9,963	$1,604	$365	$11,932	$1,392,374	$1,446,406	$365

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) and accruing troubled debt restructured loans and lease modifications at June 30, 2012 and December 31, 2011.

	At June 30, 2012			At December 31, 2011
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases

Commercial, financial and agricultural	$3,948	$1,699	$5,647	$4,614	$77	$4,691
Real estate—commercial real estate and construction:
Commercial real estate	17,861	3,015	20,876	18,085	2,435	20,520
Construction	13,887	2,782	16,669	14,479	1,262	15,741
Real estate—residential and home equity:
Residential secured for business purpose	177	—	177	107	8	115
Residential secured for personal purpose	312	—	312	57	—	57
Home equity secured for personal purpose	—	—	—	27	—	27
Loans to individuals	—	49	49	—	50	50
Lease financings	577	46	623	838	61	899

Total	$36,762	$7,591	$44,353	$38,207	$3,893	$42,100

*	Includes non-accrual troubled debt restructured loans and lease modifications of $8.3 million and $8.6 million at June 30, 2012 and December 31, 2011, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases by credit quality indicator at June 30, 2012 and December 31, 2011.

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

1.	Cash Secured — No credit risk

2.	Fully Secured — Negligible credit risk

3.	Strong — Minimal credit risk

4.	Satisfactory — Nominal credit risk

5.	Acceptable — Moderate credit risk

6.	Pre-Watch — Marginal, but stable credit risk

7.	Special Mention — Potential weakness

8.	Substandard — Well-defined weakness

9.	Doubtful — Collection in-full improbable

10.	Loss — Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate— Commercial		Real Estate— Construction		Real Estate— Residential Secured for Business Purpose
(Dollars in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011

Grade:
1. Cash secured/2. Fully secured	$2,135	$2,426	$—	$—	$—	$—	$—	$—
3. Strong	8,631	4,441	9,039	9,365	585	1,124	—	—
4. Satisfactory	37,464	32,730	32,282	28,517	2,672	89	349	1,309
5. Acceptable	297,403	296,860	286,562	296,499	30,487	35,207	18,418	18,990
6. Pre-watch	85,253	79,402	112,196	100,581	27,368	33,993	10,026	8,853
7. Special Mention	18,194	26,162	25,872	29,055	1,477	1,715	731	663
8. Substandard	47,302	40,634	50,338	49,943	17,321	18,269	2,573	2,666
9. Doubtful	1,573	2,032	993	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$497,955	$484,687	$517,282	$514,953	$79,910	$90,397	$32,097	$32,481

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

Credit Exposure — Real Estate — Residential Secured for Personal Purpose, Real Estate — Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate—Residential Secured for Personal Purpose		Real Estate—Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
(Dollars in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011

Performing	$139,905	$125,163	$78,638	$80,334	$43,751	$44,711	$74,563	$72,282
Nonperforming	312	57	58	144	286	254	692	943

Total	$140,217	$125,220	$78,696	$80,478	$44,037	$44,965	$75,255	$73,225

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

The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk primarily by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease terms.

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total

For the Three Months Ended June 30, 2012

Reserve for loan and lease losses:

Beginning balance	$11,701	$13,352	$948	$732	$704	$1,160	$2,000	$30,597

Charge-offs	(1,458)	(133)	—	(2)	(119)	(310)	N/A	(2,022)

Recoveries	362	44	3	1	26	148	N/A	584
Provision (recovery of provision)	1,416	(947)	(117)	153	108	163	567	1,343

Ending balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502

For the Three Months Ended June 30, 2011

Reserve for loan and lease losses:

Beginning balance	$11,098	$16,464	$995	$594	$701	$1,946	$1,006	$32,804

Charge-offs	(1,644)	(3,375)	(136)	(35)	(396)	(391)	N/A	(5,977)

Recoveries	49	17	3	1	34	114	N/A	218
Provision (recovery of provision)	1,374	2,986	157	136	356	243	304	5,556

Ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total

For the Six Months Ended June 30, 2012

Reserve for loan and lease losses:

Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870

Charge-offs	(3,165)	(1,675)	—	(2)	(240)	(646)	N/A	(5,728)

Recoveries	415	140	55	3	57	247	N/A	917
Provision (recovery of provision)	3,509	534	(44)	148	172	216	908	5,443

Ending balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502

For the Six Months Ended June 30, 2011

Reserve for loan and lease losses:

Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898

Charge-offs	(2,774)	(5,063)	(194)	(38)	(597)	(859)	N/A	(9,525)

Recoveries	181	80	6	3	78	190	N/A	538
Provision (recovery of provision)	3,840	5,787	(126)	187	480	631	(109)	10,690

Ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings		Unallocated		Total

At June 30, 2012

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$432	$—	$—	$—	$—	$	N/A	$	N/A	$432
Ending balance: collectively evaluated for impairment	11,589	12,316	834	884	719		1,161		2,567	30,070

Total ending balance	$12,021	$12,316	$834	$884	$719		$1,161		$2,567	$30,502

Loans and leases:

Ending balance: individually evaluated for impairment	$5,647	$37,545	$177	$312	$49	$	N/A			$43,730
Ending balance: collectively evaluated for impairment	492,308	559,647	31,920	218,601	43,988		75,255			1,421,719

Total ending balance	$497,955	$597,192	$32,097	$218,913	$44,037		$75,255			$1,465,449

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total

At June 30, 2011

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$372	$933	$—	$—	$—	$—	$	N/A	$1,305
Ending balance: collectively evaluated for impairment	10,505	15,159	1,019	696	695	1,912		1,310	31,296

Total ending balance	$10,877	$16,092	$1,019	$696	$695	$1,912		$1,310	$32,601

Loans and leases:
Ending balance: individually evaluated for impairment	$5,987	$41,149	$218	$250	$52	$—			$47,656
Ending balance: collectively evaluated for impairment	473,683	554,870	32,499	212,534	42,525	74,940			1,391,051

Total ending balance	$479,670	$596,019	$32,717	$212,784	$42,577	$74,940			$1,438,707

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2012 and December 31, 2011:

	At June 30, 2012			At December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$4,660	$5,938		$3,384	$4,422
Real estate—commercial real estate	20,876	29,836		19,453	27,146
Real estate—construction	16,669	18,713		15,741	17,268
Real estate—residential secured for business purpose	177	187		115	631
Real estate—residential secured for personal purpose	312	312		57	57
Real estate—home equity secured for personal purpose	—	—		27	27
Loans to individuals	49	57		50	58

Total impaired loans with no related allowance recorded:	$42,743	$55,043		$38,827	$49,609

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$987	$1,359	$432	$1,307	$1,700	$510
Real estate—commercial real estate	—	—	—	1,067	1,067	743

Total impaired loan with an allowance recorded	$987	$1,359	$432	$2,374	$2,767	$1,253

	At June 30, 2012			At December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Total impaired loans:
Commercial, financial and agricultural	$5,647	$7,297	$432	$4,691	$6,122	$510
Real estate—commercial real estate	20,876	29,836	—	20,520	28,213	743
Real estate—construction	16,669	18,713	—	15,741	17,268	—
Real estate—residential secured for business purpose	177	187	—	115	631	—
Real estate—residential secured for personal purpose	312	312	—	57	57	—
Real estate—home equity secured for personal purpose	—	—	—	27	27	—
Loans to individuals	49	57	—	50	58	—

Total impaired loans:	$43,730	$56,402	$432	$41,201	$52,376	$1,253

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms

Commercial, financial and agricultural	$6,011	$31	$60	$6,387	$12	$105
Real estate—commercial real estate	19,863	44	257	16,540	49	311
Real estate—construction	16,639	35	190	19,355	27	229
Real estate—residential secured for business purpose	161	—	2	327	1	3
Real estate—residential secured for personal purpose	185	—	3	544	2	5
Real estate—home equity secured for personal purpose	—	—	—	23	—	—
Loans to individuals	49	2	—	58	2	—

Total	$42,908	$112	$512	$43,234	$93	$653

*	Includes interest income recognized on accruing troubled debt restructured loans of $109 thousand and $73 thousand for the three months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms

Commercial, financial and agricultural	$5,596	$33	$152	$6,753	$14	$193
Real estate—commercial real estate	20,421	87	526	17,380	52	561
Real estate—construction	16,250	52	385	16,986	28	458
Real estate—residential secured for business purpose	140	—	3	380	3	9
Real estate—residential secured for personal purpose	130	—	4	750	19	20
Real estate—home equity secured for personal purpose	4	—	—	13	—	—
Loans to individuals	49	3	—	62	3	1

Total	$42,590	$175	$1,070	$42,324	$119	$1,242

*	Includes interest income recognized on accruing troubled debt restructured loans of $167 thousand and $79 thousand for the six months ended June 30, 2012 and 2011, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012				Three Months Ended June 30 , 2011
(Dollars in thousands)	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance

Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	1	$135	$135	$—	—	$—	$—	$—
Real estate—commercial real estate	1	175	175	—	—	—	—	—
Real estate—residential secured for business purpose	—	—	—	—	1	98	98	—
Real estate—residential secured for personal purpose	—	—	—	—	1	156	156	—
Real estate—home equity secured for personal purpose	—	—	—	—	1	31	31	—

Total	2	$310	$310	$—	3	$285	$285	$—

Nonaccrual Troubled Debt Restructured Loans
Commercial, financial and agricultural	—	$—	$—	$—	—	$—	$—	$—
Real estate—commercial real estate	—	—	—	—	—	—	—	—

Total	—	$—	$—	$—	—	$—	$—	$—

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
(Dollars in thousands)	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance

Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	8	$1,672	$1,672	$—	—	$—	$—	$—
Real estate—commercial real estate	3	962	962	—	5	2,438	2,435	—
Real estate—construction	2	1,330	1,330	—	5	2,182	2,182	—
Real estate—residential secured for business purpose	—	—	—	—	1	98	98	—
Real estate—residential secured for personal purpose	—	—	—	—	1	156	156	—
Real estate—home equity secured for personal purpose	—	—	—	—	1	31	31	—

Total	13	$3,964	$3,964	$—	13	$4,905	$4,902	$—

Nonaccrual Troubled Debt Restructured Loans

Commercial, financial and agricultural	2	$448	$448	$—	—	$—	$—	$—
Real estate—commercial real estate	1	124	124	—	1	2,765	2,765	—

Total	3	$572	$572	$—	1	$2,765	$2,765	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties.

Accruing loans totaling $4.0 million were restructured during the first six months of 2012. Accruing troubled debt restructured loans were primarily comprised of two categories of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due. The first category primarily consisted of four commercial business loans for one borrower totaling $1.3 million, which had their interest only payment terms extended due to reduced cash flows. The second category primarily consisted of one construction loan totaling $1.2 million, which had interest only payment terms extended until projected cash flows from rental property income are received. Accruing troubled debt restructured loans charged-off during the six months ended June 30, 2012 subsequent to the restructuring totaled approximately $372 thousand, primarily due to declines in collateral values for two commercial real estate loans for one borrower.

Nonaccrual loans totaling $572 thousand were restructured during the first six months of 2012. Nonaccrual troubled debt restructured loans were comprised of two commercial business loans and one commercial real estate loan for one borrower, which were granted principal and interest deferrals for a six month period.

There were no accruing or nonaccrual troubled debt restructured loans which had payment defaults within twelve months following restructuring during the three and six month periods ending June 30, 2012 and 2011.

Note 5.	Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $3.3 million and $2.8 million at June 30, 2012 and December 31, 2011, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.5% to 7.3% at June 30, 2012 and December 31, 2011.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Beginning of period	$3,067	$2,772	$2,739	$2,441
Servicing rights capitalized	609	236	1,036	688
Amortization of servicing rights	(373)	(112)	(684)	(189)
Changes in valuation	(27)	(18)	185	(62)

End of period	$3,276	$2,878	$3,276	$2,878

Mortgage loans serviced for others	$491,536	$355,356	$491,536	$355,356

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Valuation allowance, beginning of period	$(581)	$(245)	$(793)	$(201)
Additions	(27)	(18)	—	(62)
Reductions	—	—	185	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(608)	$(263)	$(608)	$(263)

The estimated amortization expense of mortgage servicing rights for the remainder of 2012 and the succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
Remainder of 2012	$375
2013	649
2014	505
2015	387
2016	294
Thereafter	1,066

Note 6.	Income Taxes

As of June 30, 2012 and December 31, 2011, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2012, the Corporation’s tax years 2008 through 2011 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits

Service cost	$155	$184	$20	$17
Interest cost	432	433	29	30
Expected return on plan assets	(637)	(476)	—	—
Amortization of net loss	287	176	5	—
Accretion of prior service cost	(59)	(58)	(5)	(5)

Net periodic cost	$178	$259	$49	$42

	Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits

Service cost	$313	$278	$41	$33
Interest cost	863	863	59	59
Expected return on plan assets	(1,128)	(948)	—	—
Amortization of net loss	578	364	11	17
Accretion of prior service cost	(118)	(117)	(10)	(10)

Net periodic cost	$508	$440	$101	$99

The Corporation expects to make a contribution of $8.0 million to its qualified retirement plan during the third quarter of 2012 and may make additional contributions during 2012 to maximize tax benefits. The Corporation expects to make contributions of $40 thousand to its non-qualified retirement plans and $87 thousand to its other postretirement benefit plans in 2012. During the six months ended June 30, 2012, the Corporation contributed $20 thousand to its non-qualified retirement plans and $39 thousand to its other postretirement plans. As of June 30, 2012, $809 thousand has been paid to participants from the qualified and non-qualified retirement plans and $39 thousand has been paid to participants from the other postretirement plans.

Note 8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2012	2011	2012	2011

Numerator for basic and diluted earnings per share—income available to common shareholders	$4,763	$4,516	$10,026	$8,378

Denominator for basic earnings per share—weighted-average shares outstanding	16,770	16,772	16,760	16,742
Effect of dilutive securities—employee stock options and awards	3	—	3	—

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,773	16,772	16,763	16,742

Basic earnings per share	$0.28	$0.27	$0.60	$0.50

Diluted earnings per share	$0.28	$0.27	$0.60	$0.50

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	603	518	589	503

Note 9.	Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available for Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	159	(253)	300	206

Balance, June 30, 2012	$7,465	$(1,185)	$(12,175)	$(5,895)

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	3,744	(242)	165	3,667

Balance, June 30, 2011	$4,628	$78	$(7,805)	$(3,099)

Note 10.	Derivative Instruments and Hedging Activities

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

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

At June 30, 2012
Interest rate locks with customers	$66,147	Other Assets	$2,026	—	$—
Forward loan commitments	67,472	—	—	Other Liabilities	412

Total	$133,619		$2,026		$412

At December 31, 2011
Interest rate locks with customers	$35,934	Other Assets	$1,079	—	$—
Forward loan commitments	39,080	—	—	Other Liabilities	302

Total	$75,014		$1,079		$302

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

At June 30, 2012
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$1,824

Total	$20,000		$—		$1,824

At December 31, 2011
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$1,435

Total	$20,000		$—		$1,435

For the three and six months ended June 30, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2012	2011	2012	2011

Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$725	$109	$947	$(231)
Forward loan commitments	Net gain (loss) on mortgage banking activities	(483)	36	(110)	(237)

Total		$242	$145	$837	$(468)

For the three and six months ended June 30, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2012	2011	2012	2011

Interest rate swap—cash flow hedge—interest payments	Interest expense	$110	$120	$218	$237
Interest rate swap—cash flow hedge— ineffectiveness	Interest expense	—	—	—	—

Total		$110	$120	$218	$237

At June 30, 2012 and December 31, 2011, the amounts included in accumulated other comprehensive income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At June 30, 2012	At December 31, 2011

Interest rate swap—cash flow hedge	Fair value, net of taxes	$(1,185)	$(932)

Total		$(1,185)	$(932)

Note 11.	Fair Value Disclosures

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exists, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at June 30, 2012.

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

Contingent Consideration Liability

The Corporation estimated the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The fair value of the contingent consideration liability will be reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change in projected revenue of the acquired business which affect the contingent consideration liability will be recorded through non-interest expense. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a significantly higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a significantly lower estimated fair value of the contingent consideration liability.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, classified using the fair value hierarchy:

	At June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$134,060	$—	$134,060
State and political subdivisions	—	121,144	—	121,144
Residential mortgage-backed securities	—	99,789	—	99,789
Commercial mortgage obligations	—	26,782	—	26,782
Corporate bonds	—	4,957	—	4,957
Money market mutual funds	4,147	—	—	4,147
Equity securities	2,675	—	—	2,675

Total available-for-sale securities	6,822	386,732	—	393,554
Interest rate locks with customers	—	2,026	—	2,026

Total assets	$6,822	$388,758	$—	$395,580

Liabilities:
Interest rate swap	$—	$1,824	$—	$1,824
Forward loan commitments	—	412	—	412
Contingent consideration liability	—	—	842	842

Total liabilities	$—	$2,236	$842	$3,078

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Assets:
Available-for-sale securities:
U.S. government treasuries	$2,525	$—	$—	$2,525
U.S. government corporations and agencies	—	154,264	—	154,264
State and political subdivisions	—	117,005	—	117,005
Residential mortgage-backed securities	—	78,801	—	78,801
Commercial mortgage obligations	—	61,464	—	61,464
Corporate bonds	—	4,767	—	4,767
Money market mutual funds	3,851	—	—	3,851
Equity securities	2,684	—	—	2,684

Total available-for-sale securities	9,060	416,301	—	425,361
Interest rate locks with customers	—	1,079	—	1,079

Total assets	$9,060	$417,380	$—	$426,440

Liabilities:
Interest rate swap	$—	$1,435	$—	$1,435
Forward loan commitments	—	302	—	302

Total liabilities	$—	$1,737	$—	$1,737

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the six months ended June 30, 2011. There was no activity to report for the three and six months ended June 30, 2012, or the three months ended June 30, 2011.

	Six Months Ended June 30, 2011
(Dollars in thousands)	Balance at December 31, 2010	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Paydowns	Transfers to Level 2	Balance at June 30, 2011

Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three or six month periods ended June 30, 2012 or 2011.

On May 31, 2012 and as disclosed in Note 2, as a result of the purchase of Javers Group, the Corporation recorded a contingent consideration liability. The following table presents the change in the balance of the contingent consideration liability for the six months ended June 30, 2012:

(Dollars in thousands)

Balance as of December 31, 2011	$—
Contingent consideration from new acquisition	842

Balance as of June 30, 2012	$842

The following table represents assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011.

	At June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Impaired loans	$—	$—	$43,298	$43,298
Mortgage servicing rights	—	3,276	—	3,276
Other real estate owned	—	3,922	—	3,922

Total	$—	$7,198	$43,298	$50,496

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Impaired loans	$—	$—	$39,948	$39,948
Mortgage servicing rights	—	2,739	—	2,739
Other real estate owned	—	6,600	—	6,600

Total	$—	$9,339	$39,948	$49,287

Impaired loans include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2012, impaired loans had a carrying amount of $43.7 million with a valuation allowance of $432 thousand. At December 31, 2011, impaired loans had a carrying amount of $41.2 million with a valuation allowance of $1.3 million.

The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2012, mortgage servicing rights had a carrying amount of $3.9 million with a valuation allowance of $608 thousand. At December 31, 2011, mortgage servicing rights had a carrying amount of $3.5 million with a valuation allowance of $793 thousand.

The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the property, less estimated costs to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy. During the second quarter of 2012, one commercial other real estate owned property with a carrying amount of $2.7 million was written down to its updated fair value of $1.6 million, resulting in an impairment charge of $1.1 million, which was included in earnings. During the first quarter of 2012, one commercial other real estate owned property with a carrying amount of $930 thousand, was written down to its updated fair value of $689 thousand, resulting in an impairment charge of $241 thousand, which was included in earnings.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the six months ended June 30, 2012, there were no triggering events that required valuation of goodwill and other intangible assets.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed as of June 30, 2012 and December 31, 2011. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount

Assets:
Cash and short-term interest-earning assets	$105,944	$—	$—	$105,944	$105,944
Held-to-maturity securities	—	46,296	—	46,296	45,538
Loans held for sale	—	1,385	—	1,385	1,333
Net loans and leases	—	—	1,461,692	1,461,692	1,434,947

Total assets	$105,944	$47,681	$1,461,692	$1,615,317	$1,587,762

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,387,045	$—	$—	$1,387,045	$1,387,045
Time deposits	—	359,919	—	359,919	356,877

Total deposits	1,387,045	359,919	—	1,746,964	1,743,922
Short-term borrowings	—	97,910	—	97,910	100,134
Long-term borrowings	—	21,714	—	21,714	21,744

Total liabilities	$1,387,045	$479,543	$—	$1,866,588	$1,865,800

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,240)	$—	$(1,240)	$—

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount

Assets:
Cash and short-term interest-earning assets	$107,377	$—	$—	$107,377	$107,377
Held-to-maturity securities	—	45,639	—	45,639	45,804
Loans held for sale		3,255	—	3,255	3,157
Net loans and leases	—	—	1,453,129	1,453,129	1,416,536

Total assets	$107,377	$48,894	$1,453,129	$1,609,400	$1,572,874

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,340,732	$—	$—	$1,340,732	$1,340,732
Time deposits	—	411,818	—	411,818	408,500

Total deposits	1,340,732	411,818	—	1,752,550	1,749,232
Short-term borrowings	—	106,677	—	106,677	109,740
Long-term borrowings	—	27,654	—	27,654	27,494

Total liabilities	$1,340,732	$546,149	$—	$1,886,881	$1,886,466

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,227)	$—	$(1,227)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2012 and December 31, 2011.

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

Deposit liabilities: The fair values for demand and savings accounts, with no stated maturities, is the amount payable on demand at the reporting date (carrying value) and are classified within Level 1 in the fair value hierarchy. The carrying amount for demand and savings accounts previously reported at December 31, 2011 included the estimated fair value of the non-financial intangible of $43.1 million which has been excluded for June 30, 2012 and December 31, 2011 presentation purposes. The fair values for time deposits with fixed maturities are estimated by discounting the final maturity using interest rates currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 in the fair value hierarchy.

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

Note 12. Subsequent Event

On July 20, 2012, the Corporation sold a former operations building located in Hilltown, Pennsylvania. The building had a book value of $702 thousand and was sold for $2.0 million, resulting in a gain on sale of fixed assets of $1.3 million.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(Dollars in thousands, except per share data)

Net income	$4,763	$4,516	$247	6%	$10,026	$8,378	$1,648	20%
Net income per share:
Basic	$0.28	$0.27	$0.01	4	$0.60	$0.50	$0.10	20
Diluted	0.28	0.27	0.01	4	0.60	0.50	0.10	20
Return on average assets	0.88%	0.86%	2 BP	2	0.93%	0.80%	13 BP	16
Return on average equity	6.90%	6.64%	26 BP	4	7.30%	6.24%	106 BP	17

Net interest income on a tax-equivalent basis for the three months ended June 30, 2012 was down $824 thousand, or 4% compared to the same period in 2011. The second quarter 2012 net interest margin on a tax-equivalent basis was 3.97%, a decrease of 27 basis points from 4.24% for the second quarter of 2011. Net interest income on a tax-equivalent basis for the six months ended June 30, 2012 was down $1.4 million or 4% compared to the same period in 2011. The tax equivalent net interest margin for the first six months of 2012 was 3.96% compared to 4.24% for the first six months of 2011.

The provision for loan and lease losses decreased by $4.2 million and $5.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Non-interest income decreased $696 thousand or 8% and increased $2.6 million or 16% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Non-interest expense increased $2.2 million or 14% and $4.4 million or 13% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Gross loans and leases grew $19.0 million from December 31, 2011 while deposits declined $5.3 million from December 31, 2011.

Nonperforming loans and leases increased to $44.7 million at June 30, 2012 compared to $42.5 million at December 31, 2011. Nonperforming loans and leases were $49.2 million at June 30, 2011. Nonperforming loans and leases as a percentage of total loans and leases were 3.05% at June 30, 2012 compared to 2.94% at December 31, 2011 and 3.42% at June 30, 2011. Net loan and lease charge-offs were $1.4 million for the three months ended June 30, 2012 compared to $5.8 million for the same period in the prior year. Net charge-offs for the six months ended June 30, 2012 declined to $4.8 million compared to $9.0 million for the same period in the prior year. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

On May 31, 2012, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of the Javers Group, a full-service employee benefits agency that specializes in comprehensive human resource management, payroll and administrative services to businesses with 50 to 1,000 employees. The acquisition expands the Corporation’s insurance and employee benefits business and further diversifies its solutions to include human resource consulting services and technology. The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended June 30, 2015 based on the achievement of certain levels of revenue. As of the acquisition date, the Corporation recorded the estimated fair value of the contingent payments of $842 thousand as additional goodwill and the liability is included in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 thousand to a maximum of $1.7 million over the next three years. As a result of the Javers Group acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand.

During the three months ended June 30, 2012, the Corporation deployed $386 thousand of capital to repurchase 24,816 shares of common stock through the stock repurchase program. Maximum shares available for future repurchases through the plan at June 30, 2012 was 541,929. Total shares outstanding at June 30, 2012 were 16,759,893.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2012 and 2011. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Net interest income on a tax-equivalent basis for the three months ended June 30, 2012 decreased $824 thousand, or 4% compared to the same period in 2011. The tax-equivalent net interest margin for the three months ended June 30, 2012 decreased 27 basis points to 3.97% from 4.24% for the three months ended June 30, 2011. Net interest income on a tax-equivalent basis for the six months ended June 30, 2012 decreased $1.4 million, or 4% compared to the same period in 2011. The tax-equivalent net interest margin for the six months ended June 30, 2012 decreased 28 basis points to 3.96% from 4.24% for the six months ended June 30, 2011. The declines in net interest income and the net interest margin were primarily due to the re-investment of maturing and called investment securities with lower yielding investments, as a result of the lower interest rate environment and lower rates on commercial loans due to re-pricing and competitive pressures. The decline in net interest income and net interest margin was partially offset by re-pricing of certificates of deposits and savings account products. The net interest margin also declined from excess cash funds invested in low rate, interest-earning deposits as credit demand remains light and the Corporation continues to keep the investment portfolio short-term. Average year-to-date, interest-earning deposits with the Federal Reserve Bank increased $41.5 million from the comparable period in the prior year.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets:
Interest-earning deposits with other banks	$54,443	$38	0.28%	$19,401	$12	0.25%
U.S. Government obligations	141,142	492	1.40	153,239	639	1.67
Obligations of states and political subdivisions	120,350	1,688	5.64	110,187	1,712	6.23
Other debt and equity securities	188,990	989	2.10	176,180	1,527	3.48

Total interest-earning deposits and investments	504,925	3,207	2.55	459,007	3,890	3.40

Commercial, financial and agricultural loans	442,385	4,786	4.35	431,427	4,947	4.60
Real estate—commercial and construction loans	530,163	6,949	5.27	541,862	7,399	5.48
Real estate—residential loans	249,456	2,597	4.19	245,996	2,757	4.50
Loans to individuals	43,931	624	5.71	41,924	597	5.71
Municipal loans and leases	137,165	1,881	5.52	129,149	1,856	5.76
Lease financings	57,175	1,457	10.25	60,718	1,491	9.85

Gross loans and leases	1,460,275	18,294	5.04	1,451,076	19,047	5.26

Total interest-earning assets	1,965,200	21,501	4.40	1,910,083	22,937	4.82

Cash and due from banks	37,518			29,706
Reserve for loan and lease losses	(31,849)			(33,995)
Premises and equipment, net	34,395			34,302
Other assets	168,434			156,077

Total assets	$2,173,698			$2,096,173

Liabilities:
Interest-bearing checking deposits	$232,471	41	0.07	$210,487	59	0.11
Money market savings	309,712	122	0.16	277,420	174	0.25
Regular savings	503,481	183	0.15	481,312	374	0.31
Time deposits	364,306	1,308	1.44	405,829	1,683	1.66

Total time and interest-bearing deposits	1,409,970	1,654	0.47	1,375,048	2,290	0.67

Short-term borrowings	108,233	156	0.58	104,591	80	0.31
Long-term debt	—	—	—	5,000	47	3.77
Subordinated notes and capital securities	22,111	301	5.48	23,619	306	5.20

Total borrowings	130,344	457	1.41	133,210	433	1.30

Total interest-bearing liabilities	1,540,314	2,111	0.55	1,508,258	2,723	0.72

Demand deposits, non-interest bearing	316,471			280,764
Accrued expenses and other liabilities	39,292			34,199

Total liabilities	1,896,077			1,823,221

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,328			61,469
Retained earnings and other equity	124,961			120,151

Total shareholders’ equity	277,621			272,952

Total liabilities and shareholders’ equity	$2,173,698			$2,096,173

Net interest income		$19,390			$20,214

Net interest spread			3.85			4.10
Effect of net interest-free funding sources			0.12			0.14

Net interest margin			3.97%			4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.58%			126.64%

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets:
Interest-earning deposits with other banks	$56,948	$76	0.27%	$12,876	$15	0.23%
U.S. Government obligations	144,144	1,011	1.41	161,900	1,356	1.69
Obligations of states and political subdivisions	118,634	3,396	5.76	109,610	3,433	6.32
Other debt and equity securities	191,219	2,223	2.34	170,610	3,056	3.61

Total interest-earning deposits and investments	510,945	6,706	2.64	454,996	7,860	3.48

Commercial, financial and agricultural loans	441,646	9,528	4.34	430,039	10,118	4.74
Real estate—commercial and construction loans	532,121	13,937	5.27	550,038	14,650	5.37
Real estate—residential loans	248,375	5,202	4.21	245,155	5,398	4.44
Loans to individuals	44,214	1,254	5.70	42,464	1,223	5.81
Municipal loans and leases	135,891	3,702	5.48	126,021	3,610	5.78
Lease financings	56,550	2,829	10.06	62,312	2,986	9.66

Gross loans and leases	1,458,797	36,452	5.03	1,456,029	37,985	5.26

Total interest-earning assets	1,969,742	43,158	4.41	1,911,025	45,845	4.84

Cash and due from banks	36,237			32,886
Reserve for loan and lease losses	(31,878)			(33,203)
Premises and equipment, net	34,347			34,462
Other assets	168,671			155,904

Total assets	$2,177,119			$2,101,074

Liabilities:
Interest-bearing checking deposits	$226,416	98	0.09	$201,630	123	0.12
Money market savings	310,295	270	0.17	293,022	375	0.26
Regular savings	501,026	447	0.18	481,358	837	0.35
Time deposits	382,370	2,692	1.42	408,416	3,421	1.69

Total time and interest-bearing deposits	1,420,107	3,507	0.50	1,384,426	4,756	0.69

Short-term borrowings	113,244	262	0.47	105,647	160	0.31
Long-term debt	220	4	3.66	5,000	94	3.79
Subordinated notes and capital securities	22,298	605	5.46	23,805	610	5.17

Total borrowings	135,762	871	1.29	134,452	864	1.30

Total interest-bearing liabilities	1,555,869	4,378	0.57	1,518,878	5,620	0.75

Demand deposits, non-interest bearing	305,269			278,473
Accrued expenses and other liabilities	39,635			33,062

Total liabilities	1,900,773			1,830,413

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,365			61,441
Retained earnings and other equity	123,649			117,888

Total shareholders’ equity	276,346			270,661

Total liabilities and shareholders’ equity	$2,177,119			$2,101,074

Net interest income		$38,780			$40,225

Net interest spread			3.84			4.09
Effect of net interest-free funding sources			0.12			0.15

Net interest margin			3.96%			4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.60%			125.82%

Notes:

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended June 30, 2012 Versus 2011			Six Months Ended June 30, 2012 Versus 2011
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total

Interest income:
Interest-earning deposits with other banks	$25	$1	$26	$58	$3	$61
U.S. Government obligations	(48)	(99)	(147)	(137)	(208)	(345)
Obligations of states and political subdivisions	148	(172)	(24)	276	(313)	(37)
Other debt and equity securities	104	(642)	(538)	337	(1,170)	(833)

Interest on deposits, investments and federal funds sold	229	(912)	(683)	534	(1,688)	(1,154)

Commercial, financial and agricultural loans and leases	120	(281)	(161)	271	(861)	(590)
Real estate—commercial and construction loans	(162)	(288)	(450)	(454)	(259)	(713)
Real estate—residential loans	37	(197)	(160)	74	(270)	(196)
Loans to individuals	27	—	27	53	(22)	31
Municipal loans and leases	107	(82)	25	281	(189)	92
Lease financings	(92)	58	(34)	(280)	123	(157)

Interest and fees on loans and leases	37	(790)	(753)	(55)	(1,478)	(1,533)

Total interest income	266	(1,702)	(1,436)	479	(3,166)	(2,687)

Interest expense:
Interest-bearing checking deposits	5	(23)	(18)	12	(37)	(25)
Money market savings	18	(70)	(52)	23	(128)	(105)
Regular savings	16	(207)	(191)	33	(423)	(390)
Time deposits	(163)	(212)	(375)	(208)	(521)	(729)

Interest on time and interest-bearing deposits	(124)	(512)	(636)	(140)	(1,109)	(1,249)

Securities sold under agreement to repurchase and other short-term borrowings	3	73	76	13	89	102
Long-term debt	(47)	—	(47)	(87)	(3)	(90)
Subordinated notes and capital securities	(21)	16	(5)	(39)	34	(5)

Interest on borrowings	(65)	89	24	(113)	120	7

Total interest expense	(189)	(423)	(612)	(253)	(989)	(1,242)

Net interest income	$455	$(1,279)	$(824)	$732	$(2,177)	$(1,445)

Notes:

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three months ended June 30, 2012 versus 2011

Interest income on a tax-equivalent basis for the three months ended June 30, 2012 decreased $1.4 million, or 6% from the same period in 2011. This decrease was mainly due to an 85 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 22 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $683 thousand for the three months ended June 30, 2012 compared to the same period in 2011 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments, as a result of the lower interest rate environment and an average increase in interest-earning deposits with the Federal Reserve Bank of $32.5 million as the Corporation continues to keep the investment portfolio short-term. Interest and fees on loans and leases declined by $753 thousand during the three months ended June 30, 2012 compared to the same period in 2011 mostly due to a decrease in the average rate on commercial loans resulting from re-pricing and competitive pressures. The Corporation experienced increases in average volume for commercial business loans and municipal loans and leases which were mostly offset by decreases in average volume for commercial real estate and construction loans.

Six months ended June 30, 2012 versus 2011

Interest income on a tax-equivalent basis for the six months ended June 30, 2012 decreased $2.7 million, or 6% from the same period in 2011. This decrease was mainly due to an 84 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 23 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $1.2 million for the six months ended June 30, 2012 compared to the same period in 2011 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment and an average increase in interest-earning deposits with the Federal Reserve Bank of $41.5 million as the Corporation continues to keep the investment portfolio short-term. Interest and fees on loans and leases declined by $1.5 million during the six months ended June 30, 2012 compared to the same period in 2011 mostly due to a decrease in the average rate on commercial loans resulting from re-pricing and competitive pressures. The Corporation experienced increases in average volume for commercial business loans and municipal loans and leases which were mostly offset by decreases in average volume for commercial real estate and construction loans.

Interest Expense

Three months ended June 30, 2012 versus 2011

Interest expense for the three months ended June 30, 2012 decreased $612 thousand, or 22% from the comparable period in 2011. This decrease was mainly due to a 20 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit accounts and regular savings accounts. For the three months ended June 30, 2012, interest expense on time deposits decreased $375 thousand and interest expense on regular savings accounts decreased by $191 thousand. For the three months ended June 30, 2012, average interest-bearing deposits increased by $34.9 million with increases in interest-bearing checking of $22.0 million, money market savings of $32.3 million and average regular savings of $22.2 million partially offset by a decrease in average time deposits of $41.5 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts and interest-bearing checking accounts. Interest on short-term borrowings, for the three months ended June 30, 2012, includes a $97 thousand prepayment penalty on a $5.0 million Federal Home Loan Bank note. The early payoff of this borrowing was beneficial to the Corporation.

Six months ended June 30, 2012 versus 2011

Interest expense for the six months ended June 30, 2012 decreased $1.2 million, or 22% from the comparable period in 2011. This decrease was mainly due to a 19 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit accounts and regular savings accounts. For the six months ended June 30, 2012, interest expense on time deposits decreased $729 thousand and interest expense on regular savings accounts decreased by $390 thousand. For the six months ended June 30, 2012, average interest-bearing deposits increased by $35.7 million with increases in interest-bearing checking of $24.8 million, money market savings of $17.3 million and average regular savings of $19.7 million partially offset by a decrease in average time deposits of $26.0 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2012 and 2011 was $1.3 million and $5.6 million, respectively. The provision for the six months ended June 30, 2012 and 2011 was $5.4 million and $10.7 million, respectively. The decline in the provision was primarily the result of the migration and resolution of loans through the loan workout process and a decrease in historical loss factors for commercial real estate loans.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. Other non-interest income includes gains (losses) on investments in partnerships and other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Trust fee income	$1,625	$1,625	$—	—%	$3,250	$3,250	$—	—%
Service charges on deposit accounts	1,079	1,356	(277)	(20)	2,179	2,692	(513)	(19)
Investment advisory commission and fee income	1,350	1,194	156	13	2,606	2,356	250	11
Insurance commission and fee income	2,057	2,072	(15)	(1)	4,324	4,272	52	1
Other service fee income	1,368	1,437	(69)	(5)	2,890	2,792	98	4
Bank owned life insurance income	336	268	68	25	1,842	612	1,230	N/M
Other-than-temporary impairment on equity securities	(6)	(3)	(3)	100	(9)	(10)	1	10
Net gain on sales of securities	24	569	(545)	(96)	282	569	(287)	(50)
Net gain on mortgage banking activities	1,074	328	746	N/M	2,346	303	2,043	N/M
Net loss on dispositions of fixed assets	(10)	(9)	(1)	11	(9)	(9)	—	—
Net loss on sales and write-downs of other real estate owned	(1,071)	(265)	(806)	N/M	(1,102)	(617)	(485)	(79)
Other	174	124	50	40	422	245	177	72

Total noninterest income	$8,000	$8,696	$(696)	(8)	$19,021	$16,455	$2,566	16

Three months ended June 30, 2012 versus 2011

Noninterest income for the three months ended June 30, 2012 was $8.0 million, a decrease of $696 thousand or 8% from the comparable period in the prior year. The three months ended June 30, 2012 included a fair value write-down on one other real estate owned property of $1.1 million based upon the current appraised value of the commercial property. During the three months ended June 30, 2011, the net loss on sales and write-downs of other real estate owned was $265 thousand. Service charges on deposits declined $277 thousand during the three months ended June 30, 2012 from the same period in 2011. This decline is primarily due to changes in industry practices to benefit consumers related to non-sufficient funds and overdraft fees, which were implemented in July 2011. In addition, the net gain on sales of securities was $24 thousand for the three months ended June 30, 2012 compared to $569 thousand during the same period in 2011. Partially offsetting these unfavorable variances was an increase in the net gain on mortgage banking activities of $746 thousand which was primarily attributed to stronger mortgage demand from increased re-finance activity.

Six months ended June 30, 2012 versus 2011

Noninterest income for the six months ended June 30, 2012 was $19.0 million, an increase of $2.6 million or 16% compared to $16.5 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase in the net gain on mortgage banking activities of $2.0 million due to stronger mortgage demand from increased re-finance activity and proceeds from bank owned life insurance death benefits of $989 thousand recognized during the first three months of 2012. These favorable variances were partially offset by an increase in the net loss on sales and write-downs of other real estate owned of $485 thousand and a decline in service charges on deposits of $513 thousand. The decline in service charges on deposits is primarily due to changes in industry practices to benefit consumers.

The sale of available-for-sale investment securities during the six months ended June 30, 2012 amounted to $57.2 million resulting in a net gain of $282 thousand. The sales consisted primarily of U.S. government agency bonds. During the six months ended June 30, 2011, the Corporation sold $5.9 million in available-for-sale securities that resulted in a net gain of $569 thousand. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during the six months ended June 30, 2012 and 2011. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not, that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.

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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Salaries and benefits	$10,733	$9,634	$1,099	11%	$22,296	$18,617	$3,679	20%
Net occupancy	1,402	1,361	41	3	2,796	2,911	(115)	(4)
Equipment	1,111	965	146	15	2,145	1,942	203	11
Marketing and advertising	584	393	191	49	903	982	(79)	(8)
Deposit insurance premiums	429	427	2	1	873	1,140	(267)	(23)
Other	4,377	3,626	751	21	8,499	7,560	939	12

Total noninterest expense	$18,636	$16,406	$2,230	14	$37,512	$33,152	$4,360	13

Three months ended June 30, 2012 versus 2011

Noninterest expense for the three months ended June 30, 2012 was $18.6 million, an increase of $2.2 million or 14% compared to the same period in 2011. Salaries and benefits expense increased $1.1 million primarily due to higher commissions related to increased mortgage banking activities, increased employee incentives and annual performance increases. Additionally, noninterest expense increased due to higher advertising, loan workout and equipment expenses.

Six months ended June 30, 2012 versus 2011

Noninterest expense for the six months ended June 30, 2012 was $37.5 million, an increase of $4.4 million or 13% compared to the six months ended June 30, 2011. Salaries and benefits expense increased $3.7 million primarily due to higher commissions related to increased mortgage banking activities, increased employee incentives, annual performance increases and lower deferred loan origination costs. Additionally, noninterest expense increased due to higher loan workout and equipment expenses. The increases for the year-to-date were partially offset by a decline in deposit insurance premiums of $267 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity.

Tax Provision

The provision for income taxes for the three months ended June 30, 2012 and 2011 was $1.4 million and $1.2 million, at effective rates of 23% and 21%, respectively. The provision for income taxes for the six months ended June 30, 2012 and 2011 was $2.4 million and $2.0 million, at effective rates of 19% for both time periods. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance.

Financial Condition

Assets

Total assets decreased $18.1 million since December 31, 2011 primarily due to a decrease in investment securities partially offset by an increase in loans and leases. The following table presents the assets for the periods indicated:

			Change
(Dollars in thousands)	At June 30, 2012	At December 31, 2011	Amount	Percent

Cash and interest-earning deposits	$105,944	$107,377	$(1,433)	(1)%
Investment securities	439,092	471,165	(32,073)	(7)
Loans held for sale	1,333	3,157	(1,824)	(58)
Total loans and leases	1,465,449	1,446,406	19,043	1
Reserve for loan and lease losses	(30,502)	(29,870)	(632)	(2)
Premises and equipment, net	34,271	34,303	(32)	—
Goodwill and other intangibles, net	62,238	58,039	4,199	7
Bank owned life insurance	60,581	61,387	(806)	(1)
Accrued interest receivable and other assets	50,321	54,875	(4,554)	(8)

Total assets	$2,188,727	$2,206,839	$(18,112)	(1)

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

Total investments decreased by $32.1 million at June 30, 2012 compared to December 31, 2011. Maturities and pay-downs of $40.8 million, calls of $40.2 million, and sales of $57.2 million, were partially offset by purchases of $106.5 million.

Loans and Leases

Gross loans and leases grew by $19.0 million at June 30, 2012 as compared to December 31, 2011. Commercial customer loans increased $4.7 million and personal residential mortgage and home equity loans increased $13.2 million. While the Corporation continued to see increased loan activity in the first six months of 2012, overall credit demand and utilization of lines by businesses and consumers remained light as a result of the prolonged challenging economic environment.

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

Total cash basis, troubled debt restructured loans, lease modifications and nonaccrual loans and leases totaled $44.4 million at June 30, 2012, $42.1 million at December 31, 2011, and $48.5 million at June 30, 2011; the balance at June 30, 2012 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. The Corporation’s ratio of nonperforming assets to total loans and leases and other real estate owned was 3.31% as of June 30, 2012, compared to 3.38% as of December 31, 2011 and 3.75% as of June 30, 2011.

At June 30, 2012, the recorded investment in loans that were considered to be impaired was $43.7 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $432 thousand. At December 31, 2011, the recorded investment in loans that were considered to be impaired was $41.2 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $1.3 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans at June 30, 2012 included one large Shared National Credit to a theatre with an outstanding balance of $6.3 million. At June 30, 2012, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at June 30, 2012 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million at June 30, 2012. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. At June 30, 2011, the recorded investment in loans that were considered to be impaired was $47.7 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $1.3 million. For the six months ended June 30, 2012 and 2011, interest income that would have been recognized under the original terms for impaired loans was $1.1 million and $1.2 million, respectively. Interest income recognized in the six months ended June 30, 2012 and 2011 was $175 thousand and $119 thousand, respectively.

Other real estate owned decreased to $3.9 million, consisting of three properties, at June 30, 2012, down from $6.6 million at December 31, 2011. During the six months ended June 30, 2012, one property with a carrying value of $1.3 million was sold for $1.5 million resulting in a gain on sale of $210 thousand. In addition, two properties were written down to their updated appraised values, resulting in impairment charges totaling $1.3 million, which were included in earnings for the six months ended June 30, 2012.

Table 3 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets as of the dates indicated:

(Dollars in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$3,948	$4,614	$5,979
Real estate—commercial	17,861	18,085	19,842
Real estate—construction	13,887	14,479	16,786
Real estate—residential	489	191	170
Lease financings	577	838	736

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	36,762	38,207	43,513
Accruing troubled debt restructured loans and lease modifications, not included above	7,591	3,893	5,028

Total impaired loans and leases	44,353	42,100	$48,541

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	20	—	4
Real estate—construction	—	—	468
Real estate—residential	58	117	44
Loans to individuals	237	204	133
Lease financings	69	44	10

Total accruing loans and leases, 90 days or more past due	384	365	659

Total non-performing loans and leases	44,737	42,465	49,200
Other real estate owned	3,922	6,600	4,952

Total nonperforming assets	$48,659	$49,065	$54,152

Nonperforming loans and leases / loans and leases	3.05%	2.94%	3.42%
Nonperforming assets / total assets	2.22%	2.22%	2.63%
Allowance for loan and lease losses / loans and leases	2.08%	2.07%	2.27%
Allowance for loan and lease losses / nonperforming loans and leases	68.18%	70.34%	66.26%
Allowance for loan and lease losses	$30,502	$29,870	$32,601

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$8,312	$8,551	$2,844

The following table provides additional information on the Corporation’s nonaccrual loans and leases:

(Dollars in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$36,762	$38,207	$43,513
Nonaccrual loans and leases with partial charge-offs	10,376	9,399	10,219

Life-to-date partial charge-offs on nonaccrual loans and leases	11,467	10,040	6,818
Charge-off rate of nonaccrual loans and leases with partial charge-offs	52.5%	51.6%	40.0%
Specific reserves on impaired loans	$432	$1,253	$1,305

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate as of June 30, 2012 to absorb probable losses in the loan and lease portfolio. Management's methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $580 thousand and $358 thousand for the three months ended June 30, 2012 and 2011, respectively and $1.1 million and $707 thousand for the six months ended June 30, 2012 and 2011, respectively. The Corporation also has goodwill with a net carrying amount of $56.2 million at June 30, 2012 and December 31, 2011, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There were no impairments recorded to goodwill or identifiable intangibles during the six months ended June 30, 2012 and 2011. Since the last annual impairment analysis during 2011, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At June 30, 2012 and December 31, 2011, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $5.2 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, as of June 30, 2012, the FHLB stock is recorded at cost.

Liabilities

Total liabilities decreased $22.4 million since December 31, 2011 primarily due to a decrease in short-term and long-term borrowings and a decrease in deposits. The following table presents the liabilities for the periods indicated:

			Change
(Dollars in thousands)	At June 30, 2012	At December 31, 2011	Amount	Percent

Deposits	$1,743,922	$1,749,232	$(5,310)	—%
Short-term borrowings	100,134	109,740	(9,606)	(9)
Long-term borrowings	21,744	27,494	(5,750)	(21)
Accrued expenses and other liabilities	45,611	47,394	(1,783)	(4)

Total liabilities	$1,911,411	$1,933,860	$(22,449)	(1)

Deposits

Total deposits decreased by $5.3 million from December 31, 2011 primarily due to a decrease in time deposits of $51.6 million, partially offset by increases in non-interest bearing demand deposits of $30.8 million and savings deposits of $18.5 million. Deposits, excluding public funds, grew $51.2 million from December 31, 2011 primarily due to new customers choosing Univest; this was offset by a decrease in public funds of $56.5 million.

Borrowings

Long-term borrowings at June 30, 2012, included $1.1 million in Subordinated Capital Notes, and $20.6 million of Trust Preferred Securities. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. At June 30, 2012, the Bank also had outstanding short-term letters of credit with the FHLB totaling $8.0 million, which were utilized to collateralize seasonal public funds deposits. Short-term borrowings decreased due to a decrease in securities sold under agreements to repurchase of $9.6 million.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2012 increased $4.3 million since December 31, 2011. This increase was primarily due to net income exceeding dividends declared.

The following table presents the shareholders’ equity for the periods indicated:

			Change
(Dollars in thousands)	At June 30, 2012	At December 31, 2011	Amount	Percent

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,404	58,495	(91)	—
Retained earnings	160,633	157,566	3,067	2
Accumulated other comprehensive loss	(5,895)	(6,101)	206	3
Treasury stock	(27,158)	(28,313)	1,155	4

Total shareholders’ equity	$277,316	$272,979	$4,337	2

Retained earnings at June 30, 2012 were impacted by the six months of net income of $10.0 million offset by cash dividends declared of $6.7 million during the first six months of 2012. Treasury stock decreased primarily due to shares issued for restricted stock awards.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,382	15.65	$135,696	8.00%	$169,620	10.00%
Bank	250,576	14.99	133,703	8.00	167,129	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,890	14.38	67,848	4.00	101,772	6.00
Bank	229,563	13.74	66,852	4.00	100,278	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,890	11.57	84,313	4.00	105,391	5.00
Bank	229,563	10.99	83,589	4.00	104,486	5.00

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,105	15.56%	$136,343	8.00%	$170,429	10.00%
Bank	249,694	14.89	134,158	8.00	167,697	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,474	14.29	68,172	4.00	102,257	6.00
Bank	228,619	13.63	67,079	4.00	100,618	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,474	11.53	84,501	4.00	105,627	5.00
Bank	228,619	10.91	83,840	4.00	104,800	5.00

As of June 30, 2012 and December 31, 2011, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of June 30, 2012, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $414.3 million. At June 30, 2012 there were no outstanding borrowings with the FHLB. At December 31, 2011, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At June 30, 2012 and December 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $8.0 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2012 and December 31, 2011. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2012 and December 31, 2011, the Corporation had no outstanding borrowings under this line.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—30, 2012	—	$—	—	566,745
May 1—31, 2012	23,720	15.56	23,720	543,025
June 1—30, 2012	1,096	15.60	1,096	541,929

Total	24,816	$15.56	24,816

1.	Transactions are reported as of trade dates.
2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.
3.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782.
4.	The Corporation’s current stock repurchase program does not have an expiration date.
5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 31.1	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Jeffrey M. Schweitzer, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: August 8, 2012	/s/ William S. Aichele
William S. Aichele, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Senior Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Principal Operating, Financial and Accounting Officer)