Form 10-Q
period 2012-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2012-11-08
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,765,148
(Title of Class)	(Number of shares outstanding at October 31, 2012)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	(UNAUDITED) At September 30, 2012	(SEE NOTE) At December 31, 2011
ASSETS
Cash and due from banks	$38,977	$39,857
Interest-earning deposits with other banks	24,329	67,520
Investment securities held-to-maturity (fair value $71,741 and $45,639 at September 30, 2012 and December 31, 2011, respectively)	70,054	45,804
Investment securities available-for-sale	445,202	425,361
Loans held for sale	6,146	3,157
Loans and leases held for investment	1,469,511	1,446,406
Less: Reserve for loan and lease losses	(27,096)	(29,870)

Net loans and leases held for investment	1,442,415	1,416,536

Premises and equipment, net	33,700	34,303
Goodwill	56,238	53,169
Other intangibles, net of accumulated amortization and fair value adjustments of $13,566 and $11,646 at September 30, 2012 and December 31, 2011, respectively	5,717	4,870
Bank owned life insurance	61,044	61,387
Accrued interest receivable and other assets	48,259	54,875

Total assets	$2,232,081	$2,206,839

LIABILITIES
Demand deposits, noninterest-bearing	$334,856	$304,006
Demand deposits, interest-bearing	581,547	547,034
Savings deposits	519,600	489,692
Time deposits	341,927	408,500

Total deposits	1,777,930	1,749,232

Securities sold under agreements to repurchase	111,551	109,740
Accrued interest payable and other liabilities	39,642	47,394
Long-term debt	—	5,000
Subordinated notes	750	1,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Company (Trust Preferred Securities)	20,619	20,619

Total liabilities	1,950,492	1,933,860

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2012 and December 31, 2011; 18,266,404 shares issued at September 30, 2012 and December 31, 2011; 16,765,126 and 16,702,376 shares outstanding at September 30, 2012 and December 31, 2011, respectively	91,332	91,332
Additional paid-in capital	58,404	58,495
Retained earnings	163,052	157,566
Accumulated other comprehensive loss, net of taxes	(4,135)	(6,101)
Treasury stock, at cost; 1,501,278 shares and 1,564,028 shares at September 30, 2012 and December 31, 2011, respectively	(27,064)	(28,313)

Total shareholders’ equity	281,589	272,979

Total liabilities and shareholders’ equity	$2,232,081	$2,206,839

Note:	The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans and leases:
Taxable	$16,332	$16,972	$49,082	$51,347
Exempt from federal income taxes	1,143	1,265	3,565	3,642

Total interest and fees on loans and leases	17,475	18,237	52,647	54,989

Interest and dividends on investment securities:
Taxable	1,354	1,856	4,588	6,268
Exempt from federal income taxes	1,103	1,119	3,310	3,350
Other interest income	45	25	121	40

Total interest income	19,977	21,237	60,666	64,647

Interest expense
Interest on deposits	1,624	2,170	5,131	6,926
Interest on short-term borrowings	33	96	295	256
Interest on long-term borrowings	301	355	910	1,059

Total interest expense	1,958	2,621	6,336	8,241

Net interest income	18,019	18,616	54,330	56,406
Provision for loan and lease losses	2,210	3,649	7,653	14,339

Net interest income after provision for loan and lease losses	15,809	14,967	46,677	42,067

Noninterest income
Trust fee income	1,625	1,625	4,875	4,875
Service charges on deposit accounts	1,122	1,218	3,301	3,910
Investment advisory commission and fee income	1,350	1,239	3,956	3,595
Insurance commission and fee income	2,129	1,787	6,453	6,059
Other service fee income	1,053	814	3,943	3,606
Bank owned life insurance income	463	554	2,305	1,166
Other-than-temporary impairment on equity securities	(4)	(1)	(13)	(11)
Net gain on sales of securities	9	848	291	1,417
Net gain on mortgage banking activities	2,171	913	4,517	1,216
Net gain (loss) on sales and dispositions of fixed assets	1,321	(3)	1,312	(12)
Net loss on sales and write-downs of other real estate owned	(621)	(141)	(1,723)	(758)
Other	243	121	665	366

Total noninterest income	10,861	8,974	29,882	25,429

Noninterest expense
Salaries and benefits	10,828	9,888	33,124	28,505
Net occupancy	1,445	1,361	4,241	4,272
Equipment	1,152	1,026	3,297	2,968
Marketing and advertising	340	305	1,243	1,287
Deposit insurance premiums	406	442	1,279	1,582
Other	4,887	4,273	13,386	11,833

Total noninterest expense	19,058	17,295	56,570	50,447

Income before income taxes	7,612	6,646	19,989	17,049
Applicable income taxes	1,842	1,402	4,193	3,427

Net income	$5,770	$5,244	$15,796	$13,622

Net income per share:
Basic	$.34	$.31	$.94	$.81
Diluted	.34	.31	.94	.81
Dividends declared	.20	.20	.60	.60

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$7,612	$1,842	$5,770	$6,646	$1,402	$5,244
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,698	944	1,754	3,504	1,227	2,277
Less: reclassification adjustment for net gains on sales realized in net income	(9)	(3)	(6)	(848)	(297)	(551)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	4	2	2	1	1	—

Total net unrealized gains on available-for-sale investment securities	2,693	943	1,750	2,657	931	1,726
Net change in fair value of derivatives used for cash flow hedges	(213)	(75)	(138)	(1,466)	(513)	(953)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	293	103	190	180	63	117
Less: accretion of prior service cost included in net periodic pension costs	(64)	(22)	(42)	(65)	(23)	(42)

Total defined benefit pension plans	229	81	148	115	40	75

Other comprehensive income	2,709	949	1,760	1,306	458	848

Total comprehensive income	$10,321	$2,791	$7,530	$7,952	$1,860	$6,092

	Nine Months Ended September 30,
(Dollars in thousands)	2012			2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$19,989	$4,193	$15,796	$17,049	$3,427	$13,622
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	3,215	1,125	2,090	9,822	3,438	6,384
Less: reclassification adjustment for net gains on sales realized in net income	(291)	(102)	(189)	(1,417)	(496)	(921)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	13	5	8	11	4	7

Total net unrealized gains on available-for-sale investment securities	2,937	1,028	1,909	8,416	2,946	5,470
Net change in fair value of derivatives used for cash flow hedges	(602)	(211)	(391)	(1,838)	(643)	(1,195)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	882	309	573	561	196	365
Less: accretion of prior service cost included in net periodic pension costs	(192)	(67)	(125)	(192)	(67)	(125)

Total defined benefit pension plans	690	242	448	369	129	240

Other comprehensive income	3,025	1,059	1,966	6,947	2,432	4,515

Total comprehensive income	$23,014	$5,252	$17,762	$23,996	$5,859	$18,137

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Nine Months Ended September 30, 2012
Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income	—	—	—	—	15,796	—	15,796
Other comprehensive income, net of taxes	—	1,966	—	—	—	—	1,966
Cash dividends declared ($0.60 per share)	—	—	—	—	(10,058)	—	(10,058)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	121,012	—	—	—	(64)	2,051	1,987
Cancelled stock options and awards	(13,125)	—	—	300	(54)	(213)	33
Tax expense on stock based compensation	—	—	—	(84)	—	—	(84)
Purchases of treasury stock	(116,294)	—	—	—	—	(1,877)	(1,877)
Restricted stock awards granted	71,157	—	—	(1,154)	(134)	1,288	—
Vesting of restricted stock awards	—	—	—	847	—	—	847

Balance at September 30, 2012	16,765,126	$(4,135)	$91,332	$58,404	$163,052	$(27,064)	$281,589

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Nine Months Ended September 30, 2011
Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Net income	—	—	—	—	13,622	—	13,622
Other comprehensive income, net of taxes	—	4,515	—	—	—	—	4,515
Cash dividends declared ($0.60 per share)	—	—	—	—	(10,043)	—	(10,043)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	105,345	—	—	62	13	1,712	1,787
Purchases of treasury stock	(85,285)	—	—	—	—	(1,209)	(1,209)
Restricted stock awards granted	58,736	—	—	(1,019)	47	972	—
Vesting of restricted stock awards	—	—	—	203	—	—	203

Balance at September 30, 2011	16,727,099	$(2,251)	$91,332	$58,326	$155,617	$(27,925)	$275,099

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$15,796	$13,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,653	14,339
Depreciation of premises and equipment	2,160	1,942
Other-than-temporary impairment on equity securities	13	11
Net gain on sales of investment securities	(291)	(1,417)
Net gain on mortgage banking activities	(4,517)	(1,216)
Net (gain) loss on sales and dispositions of fixed assets	(1,312)	12
Net loss on sales and write-downs of other real estate owned	1,723	758
Bank owned life insurance income	(2,305)	(1,166)
Other adjustments to reconcile net income to cash provided by operating activities	5,638	2,509
Originations of loans held for sale	(215,767)	(105,389)
Proceeds from the sale of loans held for sale	218,280	108,836
Contributions to pension and other postretirement benefit plans	(8,089)	(90)
Decrease (increase) in accrued interest receivable and other assets	801	(1,467)
Decrease in accrued interest payable and other liabilities	(39)	(110)

Net cash provided by operating activities	19,744	31,174

Cash flows from investing activities:
Net cash paid due to acquisitions	(3,225)	—
Net capital expenditures	(236)	(1,481)
Proceeds from maturities of securities held-to-maturity	—	33
Proceeds from maturities and calls of securities available-for-sale	107,920	153,033
Proceeds from sales of securities available-for-sale	57,162	40,481
Purchases of investment securities held-to-maturity	(24,697)	(30,561)
Purchases of investment securities available-for-sale	(182,949)	(98,833)
Net (increase) decrease in loans and leases	(36,131)	13,114
Net decrease (increase) in interest-bearing deposits	43,191	(79,321)
Purchases of bank owned life insurance	—	(12,500)
Proceeds from bank owned life insurance	2,415	791
Proceeds from sales of other real estate owned	1,482	1,607

Net cash used in investing activities	(35,068)	(13,637)

Cash flows from financing activities:
Net increase in deposits	28,698	38,793
Net decrease in short-term borrowings	(3,189)	(7,250)
Repayment of subordinated debt	(1,125)	(1,125)
Purchases of treasury stock	(1,877)	(1,209)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,987	1,787
Cash dividends paid	(10,050)	(10,011)

Net cash provided by financing activities	14,444	20,985

Net (decrease) increase in cash and due from banks	(880)	38,522
Cash and due from banks at beginning of year	39,857	11,624

Cash and due from banks at end of period	$38,977	$50,146

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,694	$8,374
Income taxes, net of refunds received	1,437	4,357
Non cash transactions:
Noncash transfer of loans to other real estate owned	$—	$7,426
Noncash transfer of loans held for investment to loans held for sale	2,599	—
Contingency consideration recorded as goodwill	842	—

Note:	Certain amounts have been reclassified to conform to the current-year presentation. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 2, 2012.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify testing indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not, that its fair value is less than its carrying amount. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 or January 1, 2013 for the Corporation. Early adoption is permitted. The Corporation does not anticipate the guidance will have any impact on its financial statements.

In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and is to be applied retrospectively. In December 2011, the FASB issued an ASU deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The Corporation adopted the two separate but consecutive financial statements approach for the three months ended March 31, 2012 and retrospectively for the three months ended March 31, 2011 by including consolidated statements of comprehensive income after the consolidated statements of income in this report. The standard did not have a material impact on the Corporation’s financial statements.

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

The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended June 30, 2015 based on the achievement of certain levels of revenue. As of the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $842 thousand in other liabilities. The estimated fair value of the contingent consideration liability was calculated using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The potential cash payments that could result from the contingent consideration arrangement range from $0 thousand to a maximum of $1.7 million over the next three years. The fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change in projected revenue of the acquired business affecting the contingent consideration liability is recorded through non-interest expense.

As a result of the Javers Group acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method. The allocation of the purchase price to goodwill, customer related intangibles and the contingent consideration liability, as of September 30, 2012, are preliminary estimates and are subject to adjustment within the measurement period. The acquisition was accounted for in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations.”

Note 3. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2012 and December 31, 2011 by contractual maturity within each type.

	At September 30, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
After 1 year to 5 years	$70,054	$1,725	$(38)	$71,741	$45,804	$154	$(319)	$45,639

	70,054	1,725	(38)	71,741	45,804	154	(319)	45,639

Total	$70,054	$1,725	$(38)	$71,741	$45,804	$154	$(319)	$45,639

	At September 30, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. treasuries:
Within 1 year	$—	$—	$—	$—	$2,525	$—	$—	$2,525
After 5 years to 10 years	4,959	—	(7)	4,952	—	—	—	—

	4,959	—	(7)	4,952	2,525	—	—	2,525

U.S. government corporations and agencies:
Within 1 year	6,528	27	—	6,555	10,009	77	—	10,086
After 1 year to 5 years	151,267	1,615	—	152,882	143,189	1,022	(33)	144,178
After 5 years to 10 years	20,986	107	(7)	21,086	—	—	—	—

	178,781	1,749	(7)	180,523	153,198	1,099	(33)	154,264

State and political subdivisions:
Within 1 year	1,557	41	—	1,598	752	5	—	757
After 1 year to 5 years	7,596	169	(16)	7,749	10,082	308	(16)	10,374
After 5 years to 10 years	28,471	1,128	(6)	29,593	11,846	664	(3)	12,507
Over 10 years	79,567	5,704	(15)	85,256	87,896	5,472	(1)	93,367

	117,191	7,042	(37)	124,196	110,576	6,449	(20)	117,005

Residential mortgage-backed securities:
After 5 years to 10 years	21,645	867	—	22,512	20,745	743	—	21,488
Over 10 years	72,911	3,370	—	76,281	55,328	2,665	(680)	57,313

	94,556	4,237	—	98,793	76,073	3,408	(680)	78,801

Commercial mortgage obligations:
After 1 year to 5 years	118	1	—	119	—	—	—	—
After 5 years to 10 years	1,190	16	—	1,206	5,547	124	—	5,671
Over 10 years	22,448	598	—	23,046	54,994	799	—	55,793

	23,756	615	—	24,371	60,541	923	—	61,464

Corporate bonds:
After 1 year to 5 years	4,993	13	—	5,006	4,991	—	(224)	4,767

	4,993	13	—	5,006	4,991	—	(224)	4,767

Money market mutual funds:
Within 1 year	4,500	—	—	4,500	3,851	—	—	3,851

	4,500	—	—	4,500	3,851	—	—	3,851

Equity securities:
No stated maturity	2,289	737	(165)	2,861	2,364	544	(224)	2,684

	2,289	737	(165)	2,861	2,364	544	(224)	2,684

Total	$431,025	$14,393	$(216)	$445,202	$414,119	$12,423	$(1,181)	$425,361

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties.

Securities with a fair value of $383.9 million and $338.5 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available for sale during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Securities available for sale:
Proceeds from sales	$57,162	$40,481
Gross realized gains on sales	1,187	1,428
Gross realized losses on sales	896	11
Tax expense related to net realized gains on sales	102	496

Accumulated other comprehensive income related to securities of $9.2 million and $7.3 million, net of taxes, has been included in shareholders' equity at September 30, 2012 and December 31, 2011, respectively. Unrealized losses in investment securities at September 30, 2012 and December 31, 2011 do not represent other-than-temporary impairments.

The Corporation realized other-than-temporary impairment charges to noninterest income of $13 thousand and $11 thousand, respectively, on its equity portfolio during the nine months ended September 30, 2012 and 2011. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the positive intent to hold these securities and believes it is more likely than not that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

Management evaluates debt securities, which are comprised of U. S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2012 and 2011.

At September 30, 2012 and December 31, 2011, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,952	$(7)	$—	$—	$4,952	$(7)
U.S. government corporations and agencies	4,993	(7)	—	—	4,993	(7)
State and political subdivisions	5,057	(24)	587	(13)	5,644	(37)
Corporate bonds	4,986	(38)	—	—	4,986	(38)
Equity securities	24	(1)	917	(164)	941	(165)

Total	$20,012	$(77)	$1,504	$(177)	$21,516	$(254)

	At December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$24,967	$(33)	$—	$—	$24,967	$(33)
State and political subdivisions	—	—	1,997	(20)	1,997	(20)
Residential mortgage-backed securities	5,184	(20)	3,311	(660)	8,495	(680)
Corporate bonds	34,851	(543)	—	—	34,851	(543)
Equity securities	920	(224)	—	—	920	(224)

Total	$65,922	$(820)	$5,308	$(680)	$71,230	$(1,500)

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
Commercial, financial and agricultural	$476,125	$477,662
Real estate-commercial	515,743	514,953
Real estate-construction	95,245	90,397
Real estate-residential secured for business purpose	32,820	32,481
Real estate-residential secured for personal purpose	148,053	132,245
Real estate-home equity secured for personal purpose	82,337	80,478
Loans to individuals	42,626	44,965
Lease financings	76,562	73,225

Total loans and leases held for investment, net of deferred income	$1,469,511	$1,446,406

Unearned lease income, included in the above table	$(11,040)	$(9,965)
Net deferred costs, included in the above table	$1,057	$876
Overdraft deposits included in the above table	$122	$123

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At September 30, 2012
Commercial, financial and agricultural	$392	$342	$321	$1,055	$470,838	$476,125	$321
Real estate—commercial real estate and construction:
Commercial real estate	507	—	—	507	495,330	515,743	—
Construction	—	—	—	—	79,175	95,245	—
Real estate—residential and home equity:
Residential secured for business purpose	192	—	—	192	32,453	32,820	—
Residential secured for personal purpose	—	205	—	205	147,525	148,053	—
Home equity secured for personal purpose	224	80	58	362	81,975	82,337	58
Loans to individuals	252	250	289	791	41,787	42,626	289
Lease financings	813	843	22	1,678	74,329	76,562	22

Total	$2,380	$1,720	$690	$4,790	$1,423,412	$1,469,511	$690

*	Excludes impaired loans and leases.

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At December 31, 2011
Commercial, financial and agricultural	$3,741	$33	$—	$3,774	$469,197	$477,662	$—
Real estate—commercial real estate and construction:
Commercial real estate	2,212	723	—	2,935	491,498	514,953	—
Construction	—	—	—	—	74,656	90,397	—
Real estate—residential and home equity:
Residential secured for business purpose	340	—	—	340	32,026	32,481	—
Residential secured for personal purpose	1,783	—	—	1,783	130,405	132,245	—
Home equity secured for personal purpose	298	68	117	483	79,968	80,478	117
Loans to individuals	386	236	204	826	44,089	44,965	204
Lease financings	1,203	544	44	1,791	70,535	73,225	44

Total	$9,963	$1,604	$365	$11,932	$1,392,374	$1,446,406	$365

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) and accruing troubled debt restructured loans and lease modifications at September 30, 2012 and December 31, 2011.

	At September 30, 2012			At December 31, 2011
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases
Loans held for sale**	$2,599	$—	$2,599	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	3,966	266	4,232	4,614	77	4,691
Real estate—commercial real estate and construction:
Commercial real estate	9,318	10,588	19,906	18,085	2,435	20,520
Construction	13,614	2,456	16,070	14,479	1,262	15,741
Real estate—residential and home equity:
Residential secured for business purpose	175	—	175	107	8	115
Residential secured for personal purpose	323	—	323	57	—	57
Home equity secured for personal purpose	—	—	—	27	—	27
Loans to individuals	—	48	48	—	50	50
Lease financings	530	25	555	838	61	899

Total	$30,525	$13,383	$43,908	$38,207	$3,893	$42,100

*	Includes non-accrual troubled debt restructured loans and lease modifications of $228 thousand and $8.6 million at September 30, 2012 and December 31, 2011, respectively.

**	Includes commercial, financial and agricultural loans of $447 thousand and commercial real estate loans of $2.2 million at September 30, 2012.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2012 and December 31, 2011.

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

1.	Cash Secured—No credit risk
2.	Fully Secured—Negligible credit risk
3.	Strong—Minimal credit risk
4.	Satisfactory—Nominal credit risk
5.	Acceptable—Moderate credit risk
6.	Pre-Watch—Marginal, but stable credit risk
7.	Special Mention—Potential weakness
8.	Substandard—Well-defined weakness
9.	Doubtful—Collection in-full improbable
10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate—Commercial		Real Estate—Construction		Real Estate—Residential Secured for Business Purpose
(Dollars in thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011
Grade:
1. Cash secured/ 2. Fully secured	$2,125	$2,426	$—	$—	$—	$—	$—	$—
3. Strong	4,387	4,441	9,347	9,365	485	1,124	—	—
4. Satisfactory	41,583	32,730	22,595	28,517	3,121	89	342	1,309
5. Acceptable	272,942	289,835	285,506	296,499	31,994	35,207	19,411	18,990
6. Pre-watch	92,646	79,402	126,515	100,581	42,429	33,993	10,146	8,853
7. Special Mention	33,580	26,162	28,161	29,055	477	1,715	288	663
8. Substandard	27,289	40,634	42,626	49,943	16,739	18,269	2,633	2,666
9. Doubtful	1,573	2,032	993	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$476,125	$477,662	$515,743	$514,953	$95,245	$90,397	$32,820	$32,481

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

Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate—Residential Secured for Personal Purpose		Real Estate—Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
(Dollars in thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011
Performing	$147,730	$132,188	$82,279	$80,334	$42,289	$44,711	$75,985	$72,282
Nonperforming	323	57	58	144	337	254	577	943

Total	$148,053	$132,245	$82,337	$80,478	$42,626	$44,965	$76,562	$73,225

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Three Months Ended September 30, 2012
Reserve for loan and lease losses:
Beginning balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502
Charge-offs*	(4,143)	(1,318)	—	—	(168)	(203)	N/A	(5,832)
Recoveries	33	4	4	—	43	132	N/A	216
Provision (recovery of provision)	3,344	(763)	(154)	62	12	94	(385)	2,210

Ending balance	$11,255	$10,239	$684	$946	$606	$1,184	$2,182	$27,096

For the Three Months Ended September 30, 2011
Reserve for loan and lease losses:
Beginning balance	$10,877	$16,092	$1,019	$696	$695	$1,912	$1,310	$32,601
Charge-offs	(160)	(4,661)	(120)	—	(209)	(310)	N/A	(5,460)
Recoveries	28	35	4	4	65	76	N/A	212
Provision (recovery of provision)	(1,021)	4,259	(47)	(4)	79	(66)	449	3,649

Ending balance	$9,724	$15,725	$856	$696	$630	$1,612	$1,759	$31,002

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Nine Months Ended September 30, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs*	(7,308)	(2,993)	—	(2)	(408)	(849)	N/A	(11,560)
Recoveries	448	144	59	3	100	379	N/A	1,133
Provision (recovery of provision)	6,853	(229)	(198)	210	184	310	523	7,653

Ending balance	$11,255	$10,239	$684	$946	$606	$1,184	$2,182	$27,096

For the Nine Months Ended September 30, 2011
Reserve for loan and lease losses:
Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898
Charge-offs	(2,934)	(9,724)	(314)	(38)	(806)	(1,169)	N/A	(14,985)
Recoveries	209	115	10	7	143	266	N/A	750
Provision (recovery of provision)	2,819	10,046	(173)	183	559	565	340	14,339

Ending balance	$9,724	$15,725	$856	$696	$630	$1,612	$1,759	$31,002

*	Includes charge-offs of $1.3 million on commercial real estate loans which were subsequently transferred to loans held for sale at September 2012.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At September 30, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$428	$262	$—	$—	$—	$—	$	N/A	$690
Ending balance: collectively evaluated for impairment	10,827	9,977	684	946	606	1,184		2,182	26,406

Total ending balance	$11,255	$10,239	$684	$946	$606	$1,184		$2,182	$27,096

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$4,232	$35,976	$175	$323	$48	$—			$40,754
Ending balance: collectively evaluated for impairment	471,893	575,012	32,645	230,067	42,578	76,562			1,428,757

Total ending balance	$476,125	$610,988	$32,820	$230,390	$42,626	$76,562			$1,469,511

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At September 30, 2011
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$374	$1,784	$—	$—	$—	$—	$	N/A	$2,158
Ending balance: collectively evaluated for impairment	9,350	13,941	856	696	630	1,612		1,759	28,844

Total ending balance	$9,724	$15,725	$856	$696	$630	$1,612		$1,759	$31,002

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$5,861	$34,886	$215	$250	$50	$—			$41,262
Ending balance: collectively evaluated for impairment	461,389	567,209	32,442	218,329	42,240	83,402			1,405,011

Total ending balance	$467,250	$602,095	$32,657	$218,579	$42,290	$83,402			$1,446,273

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2012 and December 31, 2011:

	At September 30, 2012			At December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Loans held for sale	$2,599	$6,621		$—	$—
Loans held for investment:
Commercial, financial and agricultural	3,262	7,815		3,384	4,422
Real estate—commercial real estate	17,767	23,476		19,453	27,146
Real estate—construction	16,070	18,044		15,741	17,268
Real estate—residential secured for business purpose	175	186		115	631
Real estate—residential secured for personal purpose	323	323		57	57
Real estate—home equity secured for personal purpose	—	—		27	27
Loans to individuals	48	57		50	58

Total impaired loans with no related allowance recorded:	$40,244	$56,522		$38,827	$49,609

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$970	$1,347	$428	$1,307	$1,700	$510
Real estate—commercial real estate	2,139	2,331	262	1,067	1,067	743

Total impaired loan with an allowance recorded	$3,109	$3,678	$690	$2,374	$2,767	$1,253

	At September 30, 2012			At December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Loans held for sale	$2,599	$6,621	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	4,232	9,162	428	4,691	6,122	510
Real estate—commercial real estate	19,906	25,807	262	20,520	28,213	743
Real estate—construction	16,070	18,044	—	15,741	17,268	—
Real estate—residential secured for business purpose	175	186	—	115	631	—
Real estate—residential secured for personal purpose	323	323	—	57	57	—
Real estate—home equity secured for personal purpose	—	—	—	27	27	—
Loans to individuals	48	57	—	50	58	—

Total impaired loans:	$43,353	$60,200	$690	$41,201	$52,376	$1,253

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$650	$—	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	5,474	23	71	5,924	—	77
Real estate—commercial real estate	20,525	69	257	21,497	39	463
Real estate—construction	16,324	33	190	17,746	20	223
Real estate—residential secured for business purpose	176	—	2	247	2	4
Real estate—residential secured for personal purpose	320	—	5	219	—	3
Real estate—home equity secured for personal purpose	—	—	—	31	—	—
Loans to individuals	48	1	—	51	1	—

Total	$43,517	$126	$525	$45,715	$62	$770

*	Includes interest income recognized on accruing troubled debt restructured loans of $126 thousand and $60 thousand for the three months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$260	$—	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	5,542	56	223	6,498	14	270
Real estate—commercial real estate	20,417	156	783	18,535	91	1,024
Real estate—construction	16,238	85	575	17,104	48	681
Real estate—residential secured for business purpose	150	—	5	343	5	13
Real estate—residential secured for personal purpose	188	—	9	590	19	23
Real estate—home equity secured for personal purpose	3	—	—	18	—	—
Loans to individuals	49	4	—	59	4	1

Total	$42,847	$301	$1,595	$43,147	$181	$2,012

*	Includes interest income recognized on accruing troubled debt restructured loans of $293 thousand and $139 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
(Dollars in thousands)	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	2	$1,731	$1,731	$—	—	$—	$—	$—
Real estate—commercial real estate	1	1,621	1,621	—	—	—	—	—

Total	3	$3,352	$3,352	$—	—	$—	$—	$—

Nonaccrual Troubled Debt Restructured Loans
Real estate—commercial real estate	—	$—	$—	$—	1	$6,667	$6,667	$—

Total	—	$—	$—	$—	1	$6,667	$6,667	$—

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
(Dollars in thousands)	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	10	$3,404	$3,404	$—	—	$—	$—	$—
Real estate—commercial real estate	5	2,630	2,630	—	5	2,438	2,435	—
Real estate—construction	2	1,330	1,330	—	5	2,182	2,182	—
Real estate—residential secured for business purpose	—	—	—	—	1	98	98	—
Real estate—residential secured for personal purpose	—	—	—	—	1	156	156	—
Real estate—home equity secured for personal purpose	—	—	—	—	1	31	31	—

Total	17	$7,364	$7,364	$—	13	$4,905	$4,902	$—

Nonaccrual Troubled Debt Restructured Loans
Commercial, financial and agricultural	2	$448	$448	$—	—	$—	$—	$—
Real estate—commercial real estate	1	124	124	—	2	9,432	9,432	—

Total	3	$572	$572	$—	2	$9,432	$9,432	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties.

Accruing loans totaling $7.4 million were restructured during the first nine months of 2012. Accruing troubled debt restructured loans were primarily comprised of three categories of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due. The first category primarily consisted of four commercial business loans for one borrower totaling $1.3 million, which had their interest only payment terms extended due to reduced cash flows. During the third quarter of 2012 these loans were paid off. This category also consisted of one commercial business loan totaling $1.7 million, which had its term extended by 90 days. During the third quarter of 2012, this loan was paid off. The second category primarily consisted of one commercial real estate loan totaling $1.6 million, which had its interest only payment terms extended six months due to reduced cash flows. The third category primarily consisted of one commercial construction loan totaling $1.2 million, which had interest only payment terms extended until projected cash flows from rental property income are received. Accruing troubled debt restructured loans charged-off during the nine months ended September 30, 2012 subsequent to the restructuring totaled approximately $372 thousand, primarily due to declines in collateral values for two commercial real estate loans for one borrower.

Nonaccrual loans totaling $572 thousand were restructured during the first nine months of 2012. Nonaccrual troubled debt restructured loans were comprised of two commercial business loans and one commercial real estate loan for one borrower, which were granted principal and interest deferrals for a six month period.

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there was a payment default during the three and nine month periods ending September 30, 2012 and 2011 and within twelve months of the restructuring date.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$158
Real estate—home equity secured for personal purpose	—	—	1	31

Total	—	$—	2	$189

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$2,761

Total	—	$—	1	$2,761

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$158
Real estate—home equity secured for personal purpose	—	—	1	31

Total	—	$—	2	$189

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$2,761

Total	—	$—	1	$2,761

Note 5. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $3.2 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 3.5% to 7.5% at September 30, 2012 and 3.5% to 7.3% at December 31, 2011.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Beginning of period	$3,276	$2,878	$2,739	$2,441
Servicing rights capitalized	741	277	1,777	965
Amortization of servicing rights	(463)	(123)	(1,147)	(312)
Changes in valuation	(372)	(672)	(187)	(734)

End of period	$3,182	$2,360	$3,182	$2,360

Mortgage loans serviced for others	$540,735	$377,060	$540,735	$377,060

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Valuation allowance, beginning of period	$(608)	$(263)	$(793)	$(201)
Additions	(372)	(672)	(187)	(734)
Reductions	—	—	—	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(980)	$(935)	$(980)	$(935)

The estimated amortization expense of mortgage servicing rights for the remainder of 2012 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2012		$225
2013		777
2014		588
2015		427
2016		302
Thereafter		863

Note 6. Income Taxes

As of September 30, 2012 and December 31, 2011, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of September 30, 2012, the Corporation’s tax years 2009 through 2011 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

Information with respect to the Retirement and Supplemental Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,
	2012	2011	2012	2011
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$156	$138	$21	$16
Interest cost	431	431	29	29
Expected return on plan assets	(564)	(474)	—	—
Amortization (accretion) of net loss/gain	287	185	6	(5)
Accretion of prior service cost	(58)	(59)	(6)	(6)

Net periodic cost	$252	$221	$50	$34

	Nine Months Ended September 30,
	2012	2011	2012	2011
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$469	$416	$62	$49
Interest cost	1,294	1,294	88	88
Expected return on plan assets	(1,692)	(1,422)	—	—
Amortization of net loss	865	549	17	12
Accretion of prior service cost	(176)	(176)	(16)	(16)

Net periodic cost	$760	$661	$151	$133

The Corporation contributed $8.0 million to its qualified retirement plan during the three and nine months ended September 30, 2012 and may make additional contributions during the remainder of 2012 to maximize tax benefits. The Corporation expects to make contributions of $40 thousand to its non-qualified retirement plans and $87 thousand to its other postretirement benefit plans in 2012. During the nine months ended September 30, 2012, the Corporation contributed $30 thousand to its non-qualified retirement plans and $59 thousand to its other postretirement plans. During the nine months ended September 30, 2012, $1.2 million has been paid to participants from the qualified and non-qualified retirement plans and $59 thousand has been paid to participants from the other postretirement plans.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted earnings per share—income available to common shareholders	$5,770	$5,244	$15,796	$13,622

Denominator for basic earnings per share—weighted-average shares outstanding	16,760	16,771	16,760	16,752
Effect of dilutive securities—employee stock options and awards	60	—	49	—

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,820	16,771	16,809	16,752

Basic earnings per share	$0.34	$0.31	$0.94	$0.81

Diluted earnings per share	$0.34	$0.31	$0.94	$0.81

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	588	508	579	498

Note 9. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available for Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	1,909	(391)	448	1,966

Balance, September 30, 2012	$9,215	$(1,323)	$(12,027)	$(4,135)

Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	5,470	(1,195)	240	4,515

Balance, September 30, 2011	$6,354	$(875)	$(7,730)	$(2,251)

Note 10. Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value on the hedge item to the extent attributable to the hedged risk adjusts the carrying amount of the hedge item and is recognized in earnings.

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

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2012
Interest rate locks with customers	$77,633	Other Assets	$3,420	—	$—
Forward loan commitments	81,155	—	—	Other Liabilities	1,029

Total	$158,788		$3,420		$1,029

At December 31, 2011
Interest rate locks with customers	$35,934	Other Assets	$1,079	—	$—
Forward loan commitments	39,080	—	—	Other Liabilities	302

Total	$75,014		$1,079		$302

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2012 and December 31, 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2012
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$2,036

Total	$20,000		$—		$2,036

At December 31, 2011
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$1,435

Total	$20,000		$—		$1,435

For the three and nine months ended September 30, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2012	2011	2012	2011
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$1,394	$1,060	$2,341	$829
Forward loan commitments	Net gain (loss) on mortgage banking activities	(617)	(369)	(727)	(606)

Total		$777	$691	$1,614	$223

For the three and nine months ended September 30, 2012 and 2011, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2012	2011	2012	2011
Interest rate swap—cash flow hedge—interest payments	Interest expense	$112	$123	$331	$360
Interest rate swap—cash flow hedge—ineffectiveness	Interest expense	—	—	—	—

Total		$112	$123	$331	$360

At September 30, 2012 and December 31, 2011, the amounts included in accumulated other comprehensive loss for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At September 30, 2012	At December 31, 2011
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(1,323)	$(932)

Total		$(1,323)	$(932)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exists, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at September 30, 2012.

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

Contingent Consideration Liability

The Corporation estimated the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change in projected revenue of the acquired business which affect the contingent consideration liability will be recorded through non-interest expense. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a significantly higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a significantly lower estimated fair value of the contingent consideration liability.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, classified using the fair value hierarchy:

	At September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government treasuries	$4,952	$—	$—	$4,952
U.S. government corporations and agencies	—	180,523	—	180,523
State and political subdivisions	—	124,196	—	124,196
Residential mortgage-backed securities	—	98,793	—	98,793
Commercial mortgage obligations	—	24,371	—	24,371
Corporate bonds	—	5,006	—	5,006
Money market mutual funds	4,500	—	—	4,500
Equity securities	2,861	—	—	2,861

Total available-for-sale securities	12,313	432,889	—	445,202
Interest rate locks with customers	—	3,420	—	3,420

Total assets	$12,313	$436,309	$—	$448,622

Liabilities:
Interest rate swap	$—	$2,036	$—	$2,036
Forward loan commitments	—	1,029	—	1,029
Contingent consideration liability	—	—	876	876

Total liabilities	$—	$3,065	$876	$3,941

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government treasuries	$2,525	$—	$—	$2,525
U.S. government corporations and agencies	—	154,264	—	154,264
State and political subdivisions	—	117,005	—	117,005
Residential mortgage-backed securities	—	78,801	—	78,801
Commercial mortgage obligations	—	61,464	—	61,464
Corporate bonds	—	4,767	—	4,767
Money market mutual funds	3,851	—	—	3,851
Equity securities	2,684	—	—	2,684

Total available-for-sale securities	9,060	416,301	—	425,361
Interest rate locks with customers	—	1,079	—	1,079

Total assets	$9,060	$417,380	$—	$426,440

Liabilities:
Interest rate swap	$—	$1,435	$—	$1,435
Forward loan commitments	—	302	—	302

Total liabilities	$—	$1,737	$—	$1,737

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2011. There was no activity to report for the three and nine months ended September 30, 2012, or the three months ended September 30, 2011.

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Balance at December 31, 2010	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Paydowns	Transfers to Level 2	Balance at September 30, 2011
Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Realized gains or losses are recognized in the consolidated statements of income. There were no realized gains or losses recognized on Level 3 assets during the three or nine month periods ended September 30, 2012 or 2011.

On May 31, 2012 and as disclosed in Note 2, as a result of the purchase of Javers Group, the Corporation recorded a contingent consideration liability. The following table presents the change in the balance of the contingent consideration liability for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2012:

(Dollars in thousands)
Balance as of December 31, 2011	$—
Contingent consideration from new acquisition	842
Adjustment of contingent consideration liability	34

Balance as of September 30, 2012	$876

The following table represents assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

	At September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$40,065	$40,065
Mortgage servicing rights	—	3,182	—	3,182
Other real estate owned	—	3,301	—	3,301

Total	$—	$6,483	$40,065	$46,548

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$39,948	$39,948
Mortgage servicing rights	—	2,739	—	2,739
Other real estate owned	—	6,600	—	6,600

Total	$—	$9,339	$39,948	$49,287

Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2012, impaired loans held for investment had a carrying amount of $40.8 million with a valuation allowance of $690 thousand. At December 31, 2011, impaired loans held for investment had a carrying amount of $41.2 million with a valuation allowance of $1.3 million.

The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2012, mortgage servicing rights had a carrying amount of $4.2 million with a negative valuation allowance of $980 thousand. At December 31, 2011, mortgage servicing rights had a carrying amount of $3.5 million with a negative valuation allowance of $793 thousand.

The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the property, less estimated costs to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy. During the third quarter of 2012, two commercial other real estate owned properties with a total carrying amount of $2.3 million were written down to their updated fair value of $1.7 million, resulting in an impairment charge of $621 thousand, which was included in earnings. During the nine months ended September 30, 2012, three commercial other real estate owned properties with a total carrying amount of $5.2 million, were written down to their updated fair values totaling $3.3 million, resulting in impairment charges of $1.9 million, which were included in earnings.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During the nine months ended September 30, 2012, there were no triggering events that required valuation of goodwill and other intangible assets.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed as of September 30, 2012 and December 31, 2011. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$63,306	$—	$—	$63,306	$63,306
Held-to-maturity securities	—	71,741	—	71,741	70,054
Loans held for sale	—	3,670	2,599	6,269	6,146
Net loans and leases held for investment	—	—	1,464,468	1,464,468	1,442,415

Total assets	$63,306	$75,411	$1,467,067	$1,605,784	$1,581,921

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,436,003	$—	$—	$1,436,003	$1,436,003
Time deposits	—	345,517	—	345,517	341,927

Total deposits	1,436,003	345,517	—	1,781,520	1,777,930
Short-term borrowings	—	109,315	—	109,315	111,551
Long-term borrowings	—	21,339	—	21,339	21,369

Total liabilities	$1,436,003	$476,171	$—	$1,912,174	$1,910,850

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,276)	$—	$(1,276)	$—

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$107,377	$—	$—	$107,377	$107,377
Held-to-maturity securities	—	45,639	—	45,639	45,804
Loans held for sale	—	3,255	—	3,255	3,157
Net loans and leases held for investment	—	—	1,453,129	1,453,129	1,416,536

Total assets	$107,377	$48,894	$1,453,129	$1,609,400	$1,572,874

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,340,732	$—	$—	$1,340,732	$1,340,732
Time deposits	—	411,818	—	411,818	408,500

Total deposits	1,340,732	411,818	—	1,752,550	1,749,232
Short-term borrowings	—	106,677	—	106,677	109,740
Long-term borrowings	—	27,654	—	27,654	27,494

Total liabilities	$1,340,732	$546,149	$—	$1,886,881	$1,886,466

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,227)	$—	$(1,227)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2012, nonaccrual commercial loans totaling $2.6 million were transferred to loans held for sale. There were no valuation adjustments for loans held for sale at September 30, 2012 and December 31, 2011.

Loans and leases held for investment: The fair values for loans are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment is made for specific credit risks in addition to general portfolio risk and is significant to the valuation. As permitted, the fair value of the loans and leases are not based on the exit price concept as discussed in the first paragraph of this note. Loans and leases are classified within Level 3 in the fair value hierarchy.

Deposit liabilities: The fair values for demand and savings accounts, with no stated maturities, is the amount payable on demand at the reporting date (carrying value) and are classified within Level 1 in the fair value hierarchy. The carrying amount for demand and savings accounts previously reported at December 31, 2011 included the estimated fair value of the non-financial intangible of $43.1 million which has been excluded for September 30, 2012 and December 31, 2011 presentation purposes. The fair values for time deposits with fixed maturities are estimated by discounting the final maturity using interest rates currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 in the fair value hierarchy.

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

Critical Accounting Policies

Management, in order to prepare the Corporation's financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation's financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available for sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2011 Annual Report on Form 10-K.

General

Univest Corporation of Pennsylvania, (the Corporation), is a Bank Holding Company. It owns all of the capital stock of Univest Bank and Trust Co. (the Bank) and Univest Delaware, Inc. The Corporation’s former subsidiary, Univest Reinsurance Corporation, was liquidated during the third quarter of 2012 and the net assets were transferred to the Corporation.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(Dollars in thousands, except per share data)
Net income	$5,770	$5,244	$526	10%	$15,796	$13,622	$2,174	16%
Net income per share:
Basic	$0.34	$0.31	$0.03	10	$0.94	$0.81	$0.13	16
Diluted	0.34	0.31	0.03	10	0.94	0.81	0.13	16
Return on average assets	1.04%	0.98%	6 BP	6	0.96%	0.87%	9 BP	10
Return on average equity	8.19%	7.55%	64 BP	8	7.60%	6.69%	91 BP	14

Net interest income on a tax-equivalent basis for the three months ended September 30, 2012 was down $654 thousand, or 3% compared to the same period in 2011. The third quarter 2012 net interest margin on a tax-equivalent basis was 3.84%, a decrease of 31 basis points from 4.15% for the third quarter of 2011. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2012 was down $2.1 million or 3% compared to the same period in 2011. The tax equivalent net interest margin for the nine months ended September 30, 2012 was 3.92% compared to 4.21% for the same period in the prior year.

The provision for loan and lease losses decreased by $1.4 million and $6.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Non-interest income increased $1.9 million or 21% and $4.5 million or 18% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Non-interest expense increased $1.8 million or 10% and $6.1 million or 12% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Gross loans and leases grew $23.1 million from December 31, 2011 and deposits grew $28.7 million from December 31, 2011.

Nonperforming loans and leases increased to $44.6 million at September 30, 2012 compared to $42.5 million at December 31, 2011. Nonperforming loans and leases were $42.6 million at September 30, 2011. Nonperforming loans and leases as a percentage of total loans and leases (held for investment and nonaccrual loans held for sale) were 3.03% at September 30, 2012 compared to 2.94% at December 31, 2011 and 2.96% at September 30, 2011. Net loan and lease charge-offs were $5.6 million for the three months ended September 30, 2012 compared to $5.2 million for the same period in the prior year. Net charge-offs for the nine months ended September 30, 2012 declined to $10.4 million compared to $14.2 million for the same period in the prior year. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation's revenue. Table 1 presents a summary of the Corporation's average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2012 and 2011. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Net interest income on a tax-equivalent basis for the three months ended September 30, 2012 decreased $654 thousand, or 3% compared to the same period in 2011. The tax-equivalent net interest margin for the three months ended September 30, 2012 decreased 31 basis points to 3.84% from 4.15% for the three months ended September 30, 2011. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2012 decreased $2.1 million, or 3% compared to the same period in 2011. The tax-equivalent net interest margin for the nine months ended September 30, 2012 decreased 29 basis points to 3.92% from 4.21% for the nine months ended September 30, 2011. The declines in net interest income and the net interest margin were primarily due to the re-investment of maturing and called investment securities with lower yielding investments, as a result of the lower interest rate environment and lower rates on commercial loans (including real estate loans) due to re-pricing and competitive pressures. The decline in net interest income and net interest margin was partially offset by re-pricing of certificates of deposits and savings account products. During the three months ended September 30, 2012, the Corporation increased its investments in government agencies, treasuries and corporate bonds with longer duration maturities as interest rate protection in the prolonged low rate interest environment.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$52,214	$45	0.34%	$46,109	$25	0.22%
U.S. Government obligations	156,885	508	1.29	129,263	509	1.56
Obligations of states and political subdivisions	121,612	1,696	5.55	112,935	1,720	6.04
Other debt and equity securities	196,026	846	1.72	167,178	1,347	3.20

Total interest-earning deposits and investments	526,737	3,095	2.34	455,485	3,601	3.14

Commercial, financial and agricultural loans	452,531	4,895	4.30	435,805	4,930	4.49
Real estate—commercial and construction loans	525,143	6,804	5.15	528,936	7,308	5.48
Real estate—residential loans	256,297	2,616	4.06	247,332	2,684	4.31
Loans to individuals	42,991	602	5.57	42,358	594	5.56
Municipal loans and leases	129,651	1,748	5.36	132,494	1,919	5.74
Lease financings	59,284	1,415	9.50	58,419	1,456	9.89

Gross loans and leases	1,465,897	18,080	4.91	1,445,344	18,891	5.19

Total interest-earning assets	1,992,634	21,175	4.23	1,900,829	22,492	4.69

Cash and due from banks	50,875			57,572
Reserve for loan and lease losses	(31,365)			(34,104)
Premises and equipment, net	34,002			34,257
Other assets	168,137			154,892

Total assets	$2,214,283			$2,113,446

Liabilities:
Interest-bearing checking deposits	$230,462	40	0.07	$210,499	57	0.11
Money market savings	331,425	121	0.15	291,830	167	0.23
Regular savings	514,205	187	0.14	483,341	349	0.29
Time deposits	348,675	1,276	1.46	394,509	1,597	1.61

Total time and interest-bearing deposits	1,424,767	1,624	0.45	1,380,179	2,170	0.62

Short-term borrowings	104,110	33	0.13	104,469	96	0.36
Long-term debt	—	—	—	5,000	48	3.81
Subordinated notes and capital securities	21,732	301	5.51	23,240	307	5.24

Total borrowings	125,842	334	1.06	132,709	451	1.35

Total interest-bearing liabilities	1,550,609	1,958	0.50	1,512,888	2,621	0.69

Demand deposits, non-interest bearing	346,687			292,273
Accrued expenses and other liabilities	36,815			32,783

Total liabilities	1,934,111			1,837,944

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,327			61,473
Retained earnings and other equity	127,513			122,697

Total shareholders’ equity	280,172			275,502

Total liabilities and shareholders’ equity	$2,214,283			$2,113,446

Net interest income		$19,217			$19,871

Net interest spread			3.73			4.00
Effect of net interest-free funding sources			0.11			0.15

Net interest margin			3.84%			4.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	128.51%			125.64%

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$55,358	$121	0.29%	$24,076	$40	0.22%
U.S. Government obligations	148,422	1,519	1.37	150,902	1,865	1.65
Obligations of states and political subdivisions	119,634	5,092	5.69	110,730	5,153	6.22
Other debt and equity securities	192,833	3,069	2.13	169,453	4,403	3.47

Total interest-earning deposits and investments	516,247	9,801	2.54	455,161	11,461	3.37

Commercial, financial and agricultural loans	445,301	14,423	4.33	431,983	15,048	4.66
Real estate—commercial and construction loans	529,778	20,741	5.23	542,926	21,958	5.41
Real estate—residential loans	251,035	7,818	4.16	245,889	8,082	4.39
Loans to individuals	43,803	1,856	5.66	42,428	1,817	5.73
Municipal loans and leases	133,557	5,450	5.45	128,202	5,529	5.77
Lease financings	57,708	4,244	9.82	61,000	4,442	9.74

Gross loans and leases	1,461,182	54,532	4.99	1,452,428	56,876	5.24

Total interest-earning assets	1,977,429	64,333	4.35	1,907,589	68,337	4.79

Cash and due from banks	41,152			41,205
Reserve for loan and lease losses	(31,706)			(33,506)
Premises and equipment, net	34,231			34,393
Other assets	168,485			155,561

Total assets	$2,189,591			$2,105,242

Liabilities:
Interest-bearing checking deposits	$227,775	138	0.08	$204,619	180	0.12
Money market savings	317,390	391	0.16	292,620	542	0.25
Regular savings	505,451	634	0.17	482,026	1,186	0.33
Time deposits	371,056	3,968	1.43	403,729	5,018	1.66

Total time and interest-bearing deposits	1,421,672	5,131	0.48	1,382,994	6,926	0.67

Short-term borrowings	110,177	295	0.36	105,250	256	0.33
Long-term debt	146	4	3.66	5,000	142	3.80
Subordinated notes and capital securities	22,108	906	5.47	23,615	917	5.19

Total borrowings	132,431	1,205	1.22	133,865	1,315	1.31

Total interest-bearing liabilities	1,554,103	6,336	0.54	1,516,859	8,241	0.73

Demand deposits, non-interest bearing	319,176			283,124
Accrued expenses and other liabilities	38,682			32,966

Total liabilities	1,911,961			1,832,949

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	61,352			61,452
Retained earnings and other equity	124,946			119,509

Total shareholders’ equity	277,630			272,293

Total liabilities and shareholders’ equity	$2,189,591			$2,105,242

Net interest income		$57,997			$60,096

Net interest spread			3.81			4.06
Effect of net interest-free funding sources			0.11			0.15

Net interest margin			3.92%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.24%			125.76%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and nine months ended September 30, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended September 30, 2012 Versus 2011			Nine Months Ended September 30, 2012 Versus 2011
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$4	$16	$20	$65	$16	$81
U.S. Government obligations	97	(98)	(1)	(31)	(315)	(346)
Obligations of states and political subdivisions	124	(148)	(24)	397	(458)	(61)
Other debt and equity securities	203	(704)	(501)	543	(1,877)	(1,334)

Interest on deposits, investments and federal funds sold	428	(934)	(506)	974	(2,634)	(1,660)

Commercial, financial and agricultural loans and leases	182	(217)	(35)	458	(1,083)	(625)
Real estate—commercial and construction loans	(53)	(451)	(504)	(513)	(704)	(1,217)
Real estate—residential loans	94	(162)	(68)	166	(430)	(264)
Loans to individuals	7	1	8	60	(21)	39
Municipal loans and leases	(41)	(130)	(171)	230	(309)	(79)
Lease financings	20	(61)	(41)	(235)	37	(198)

Interest and fees on loans and leases	209	(1,020)	(811)	166	(2,510)	(2,344)

Total interest income	637	(1,954)	(1,317)	1,140	(5,144)	(4,004)

Interest expense:
Interest-bearing checking deposits	6	(23)	(17)	20	(62)	(42)
Money market savings	20	(66)	(46)	46	(197)	(151)
Regular savings	23	(185)	(162)	55	(607)	(552)
Time deposits	(178)	(143)	(321)	(387)	(663)	(1,050)

Interest on time and interest-bearing deposits	(129)	(417)	(546)	(266)	(1,529)	(1,795)

Securities sold under agreement to repurchase and other short-term borrowings	—	(63)	(63)	13	26	39
Long-term debt	(48)	—	(48)	(133)	(5)	(138)
Subordinated notes and capital securities	(21)	15	(6)	(60)	49	(11)

Interest on borrowings	(69)	(48)	(117)	(180)	70	(110)

Total interest expense	(198)	(465)	(663)	(446)	(1,459)	(1,905)

Net interest income	$835	$(1,489)	$(654)	$1,586	$(3,685)	$(2,099)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and nine months ended September 30, 2012 and 2011 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three months ended September 30, 2012 versus 2011

Interest income on a tax-equivalent basis for the three months ended September 30, 2012 decreased $1.3 million, or 6% from the same period in 2011. This decrease was mainly due to an 80 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 28 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $506 thousand for the three months ended September 30, 2012 compared to the same period in 2011 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments, as a result of the lower interest rate environment. During the three months ended September 30, 2012, the Corporation increased its investments in government agencies, treasuries and corporate bonds with longer duration maturities as interest rate protection in the prolonged low rate interest environment. Interest and fees on loans and leases declined by $811 thousand during the three months ended September 30, 2012 compared to the same period in 2011 mostly due to a decrease in the average rate on commercial loans resulting from re-pricing and competitive pressures. The Corporation experienced increases in average volume for commercial business loans and residential real estate loans which were partially offset by decreases in average volume for commercial real estate and construction loans.

Nine months ended September 30, 2012 versus 2011

Interest income on a tax-equivalent basis for the nine months ended September 30, 2012 decreased $4.0 million, or 6% from the same period in 2011. This decrease was mainly due to an 83 basis point decrease in the average rate earned on investment securities and deposits at other banks and a 25 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $1.7 million for the nine months ended September 30, 2012 compared to the same period in 2011 was mostly due to maturities, pay-downs and calls of investment securities and replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $2.3 million during the nine months ended September 30, 2012 compared to the same period in 2011 mostly due to a decrease in the average rate on commercial loans resulting from re-pricing and competitive pressures. The Corporation experienced increases in average volume for commercial business loans, residential real estate loans and municipal loans and leases which were mostly offset by decreases in average volume for commercial real estate and construction loans.

Interest Expense

Three months ended September 30, 2012 versus 2011

Interest expense for the three months ended September 30, 2012 decreased $663 thousand, or 25% from the comparable period in 2011. This decrease was mainly due to a 17 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit accounts and regular savings accounts. For the three months ended September 30, 2012, interest expense on time deposits decreased $321 thousand and interest expense on regular savings accounts decreased by $162 thousand. For the three months ended September 30, 2012, average interest-bearing deposits increased by $44.6 million with increases in average interest-bearing checking of $20.0 million, money market savings of $39.6 million and regular savings of $30.9 million partially offset by a decrease in average time deposits of $45.8 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings accounts and interest-bearing checking accounts.

Nine months ended September 30, 2012 versus 2011

Interest expense for the nine months ended September 30, 2012 decreased $1.9 million, or 23% from the comparable period in 2011. This decrease was mainly due to a 19 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit accounts and regular savings accounts. For the nine months ended September 30, 2012, interest expense on time deposits decreased $1.1 million and interest expense on regular savings accounts decreased by $552 thousand. For the nine months ended September 30, 2012, average interest-bearing deposits increased by $38.7 million with increases in average interest-bearing checking of $23.2 million, money market savings of $24.8 million and regular savings of $23.4 million partially offset by a decrease in average time deposits of $32.7 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charged-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans' initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2012 and 2011 was $2.2 million and $3.6 million, respectively. The provision for the nine months ended September 30, 2012 and 2011 was $7.7 million and $14.3 million, respectively. The year-to-date decline in the provision was primarily the result of the migration and resolution of loans through the loan workout process and a decrease in historical loss factors for commercial real estate loans.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gain (loss) on sales and dispositions of fixed assets, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan commitments. Other non-interest income includes gains (losses) on investments in partnerships and other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Trust fee income	$1,625	$1,625	$—	—%	$4,875	$4,875	$—	—%
Service charges on deposit accounts	1,122	1,218	(96)	(8)	3,301	3,910	(609)	(16)
Investment advisory commission and fee income	1,350	1,239	111	9	3,956	3,595	361	10
Insurance commission and fee income	2,129	1,787	342	19	6,453	6,059	394	7
Other service fee income	1,053	814	239	29	3,943	3,606	337	9
Bank owned life insurance income	463	554	(91)	(16)	2,305	1,166	1,139	98
Other-than-temporary impairment on equity securities	(4)	(1)	(3)	N/M	(13)	(11)	(2)	(18)
Net gain on sales of securities	9	848	(839)	(99)	291	1,417	(1,126)	(79)
Net gain on mortgage banking activities	2,171	913	1,258	N/M	4,517	1,216	3,301	N/M
Net gain (loss) on sales and dispositions of fixed assets	1,321	(3)	1,324	N/M	1,312	(12)	1,324	N/M
Net loss on sales and write-downs of other real estate owned	(621)	(141)	(480)	N/M	(1,723)	(758)	(965)	N/M
Other	243	121	122	N/M	665	366	299	82

Total noninterest income	$10,861	$8,974	$1,887	21	$29,882	$25,429	$4,453	18

Three months ended September 30, 2012 versus 2011

Noninterest income for the three months ended September 30, 2012 was $10.9 million, an increase of $1.9 million or 21% from the comparable period in the prior year. During the three months ended September 30, 2012, the Corporation sold a former operations building located in Hilltown, Pennsylvania with a book value of $702 thousand for $2.0 million, resulting in a gain on sale of fixed assets of $1.3 million. The net gain on mortgage banking activities increased $1.3 million during the three months ended September 30, 2012 over the same period in 2011 as re-finance activity continues to be strong. In addition, insurance commission and fee income was up $342 thousand mainly due to the Javers Group acquisition on May 31, 2012. Partially offsetting these favorable variances was an increase in the net loss on sales and write-downs of other real estate owned of $480 thousand. The net gain on sales of securities was $9 thousand for the three months ended September 30, 2012 compared to $848 thousand during the three months ended September 30, 2011.

Nine months ended September 30, 2012 versus 2011

Noninterest income for the nine months ended September 30, 2012 was $29.9 million, an increase of $4.5 million or 18% compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in the net gain on mortgage banking activities of $3.3 million due to stronger mortgage demand from increased re-finance activity, a $1.3 million gain on sale of a former operations building during the three months ended September 30, 2012 and proceeds from bank owned life insurance death benefits of $989 thousand recognized during the first three months of 2012. These favorable variances were partially offset by an increase in the net loss on sales and write-downs of other real estate owned of $965 thousand. In addition, the net gain on sales of securities was $291 thousand for the nine months ended September 30, 2012 compared to $1.4 million for the same period in 2011. The decline in service charges on deposits was primarily due to changes in industry practices to benefit consumers.

During the nine months ended September 30, 2012 and 2011, the Corporation sold available for sale securities totaling $57.2 million and $40.5 million, respectively, primarily from the U.S. government agency bond portfolio. The Corporation did not realize any significant other-than-temporary impairment charges on its equity portfolio during the nine months ended September 30, 2012 and 2011. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other securities in an unrealized loss position, at this time, as the financial performance and near-term prospects of the underlying companies are not indicative of the market deterioration of their stock. The Corporation has the positive intent and ability to hold these securities and believes it is more likely than not that it will not have to sell these securities until recovery to the Corporation’s cost basis occurs.

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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and benefits	$10,828	$9,888	$940	10%	$33,124	$28,505	$4,619	16%
Net occupancy	1,445	1,361	84	6	4,241	4,272	(31)	(1)
Equipment	1,152	1,026	126	12	3,297	2,968	329	11
Marketing and advertising	340	305	35	11	1,243	1,287	(44)	(3)
Deposit insurance premiums	406	442	(36)	(8)	1,279	1,582	(303)	(19)
Other	4,887	4,273	614	14	13,386	11,833	1,553	13

Total noninterest expense	$19,058	$17,295	$1,763	10	$56,570	$50,447	$6,123	12

Three months ended September 30, 2012 versus 2011

Noninterest expense for the three months ended September 30, 2012 was $19.1 million, an increase of $1.8 million or 10% compared to the same period in 2011. Salaries and benefits expense increased $940 thousand primarily due to higher commissions related to increased mortgage banking activities, annual performance increases and additional staff including the Javers Group acquisition. Additionally, noninterest expense increased due to higher loan workout, legal, employment services and equipment expenses.

Nine months ended September 30, 2012 versus 2011

Noninterest expense for the nine months ended September 30, 2012 was $56.6 million, an increase of $6.1 million or 12% compared to the nine months ended September 30, 2011. Salaries and benefits expense increased $4.6 million primarily due to higher commissions related to increased mortgage banking activities, increased employee incentives and annual performance increases. Additionally, noninterest expense increased due to higher loan workout, legal, employment services and equipment expenses. The increases for the year-to-date were partially offset by a decline in deposit insurance premiums of $303 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity.

Tax Provision

The provision for income taxes for the three months ended September 30, 2012 and 2011 was $1.8 million and $1.4 million, at effective rates of 24% and 21%, respectively. The provision for income taxes for the nine months ended September 30, 2012 and 2011 was $4.2 million and $3.4 million, at effective rates of 21% and 20%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities and loans and bank-owned life insurance. The ratio of tax-free income to income before income taxes was slightly less in 2012 than in 2011; causing a slight increase in the effective tax rate.

Financial Condition

Assets

Total assets increased $25.2 million since December 31, 2011 primarily due to an increase in investment securities and loans and leases, partially offset by a decrease in cash and interest-earning deposits. The following table presents the assets for the periods indicated:

	At September 30, 2012	At December 31, 2011	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$63,306	$107,377	$(44,071)	(41)%
Investment securities	515,256	471,165	44,091	9
Loans held for sale	6,146	3,157	2,989	95
Loans and leases held for investment	1,469,511	1,446,406	23,105	2
Reserve for loan and lease losses	(27,096)	(29,870)	2,774	9
Premises and equipment, net	33,700	34,303	(603)	(2)
Goodwill and other intangibles, net	61,955	58,039	3,916	7
Bank owned life insurance	61,044	61,387	(343)	(1)
Accrued interest receivable and other assets	48,259	54,875	(6,616)	(12)

Total assets	$2,232,081	$2,206,839	$25,242	1

Cash and Interest-earning Deposits

Interest-earning deposits at the Federal Reserve Bank decreased $43.4 million at September 30, 2012 from December 31, 2011. The Corporation increased its investments in government agencies, treasuries and corporate bonds with longer duration maturities (primarily five to seven years) as interest rate protection in the prolonged low rate interest environment.

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

Total investments increased by $44.1 million at September 30, 2012 compared to December 31, 2011. Purchases of $207.6 million were partially offset by maturities and pay-downs of $57.0 million, calls of $50.9 million, and sales of $57.2 million.

Loans and Leases

Gross loans and leases held for investment grew by $23.1 million at September 30, 2012 as compared to December 31, 2011. Commercial customer loans increased $4.4 million and personal residential mortgage and home equity loans increased $17.7 million. While the Corporation continued to see increased loan activity in the first nine months of 2012, overall credit demand and utilization of lines by businesses and consumers remained light as a result of the prolonged challenging economic environment.

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

Total cash basis, troubled debt restructured loans, lease modifications and nonaccrual loans and leases (including held for investment and held for sale) totaled $43.9 million at September 30, 2012, $42.1 million at December 31, 2011, and $42.1 million at September 30, 2011; the balance at September 30, 2012 primarily consisted of commercial real estate, construction and commercial, financial and agricultural loans. The Corporation’s ratio of nonperforming assets to total loans and leases, nonaccrual loans held for sale and other real estate owned was 3.25% as of September 30, 2012, compared to 3.38% as of December 31, 2011 and 3.48% as of September 30, 2011.

At September 30, 2012, loans held for investment that were considered to be impaired was $40.8 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $690 thousand. At December 31, 2011, the recorded investment in loans that were considered to be impaired was $41.2 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $1.3 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Impaired loans at September 30, 2012 included one large Shared National Credit to a theatre with an outstanding balance of $6.1 million. During the third quarter of 2012, this credit was returned to accruing troubled debt restructured status as the borrower made six consecutive principal and interest payments. At September 30, 2012, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at September 30, 2012 included one large credit which went on non-accrual during the third quarter of 2009 and is for four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million at September 30, 2012. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. At September 30, 2011, the recorded investment in loans that were considered to be impaired was $41.3 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $2.2 million. For the nine months ended September 30, 2012 and 2011, interest income that would have been recognized under the original terms for impaired loans was $1.6 million and $2.0 million, respectively. Interest income recognized in the nine months ended September 30, 2012 and 2011 was $301 thousand and $181 thousand, respectively.

Other real estate owned decreased to $3.3 million, consisting of three properties, at September 30, 2012, down from $6.6 million at December 31, 2011. During the nine months ended September 30, 2012, one property with a carrying value of $1.3 million was sold for $1.5 million resulting in a gain on sale of $210 thousand. In addition, three properties were written down to their updated fair values, resulting in impairment charges totaling $1.9 million, which were included in earnings for the nine months ended September 30, 2012.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets as of the dates indicated:

(Dollars in thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2011
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$2,599	$—	$—
Loans held for investment:
Commercial, financial and agricultural	3,966	4,614	5,861
Real estate—commercial	9,318	18,085	16,835
Real estate—construction	13,614	14,479	14,406
Real estate—residential	498	191	358
Lease financings	530	838	720

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	30,525	38,207	38,180
Accruing troubled debt restructured loans and lease modifications, not included above	13,383	3,893	3,925

Total impaired loans and leases	43,908	42,100	$42,105

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	321	—	—
Real estate—residential	58	117	111
Loans to individuals	289	204	332
Lease financings	22	44	6

Total accruing loans and leases, 90 days or more past due	690	365	449

Total non-performing loans and leases	44,598	42,465	42,554
Other real estate owned	3,301	6,600	7,711

Total nonperforming assets	$47,899	$49,065	$50,265

Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	3.03%	2.94%	2.96%
Nonperforming assets / total assets	2.15%	2.22%	2.31%
Allowance for loan and lease losses / loans and leases held for investment	1.84%	2.07%	2.16%
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	97.03%	78.18%	81.20%
Allowance for loan and lease losses	$27,096	$29,870	$31,002

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$228	$8,551	$6,797

The following table provides additional information on the Corporation’s nonaccrual loans and leases held for investment:

	At September 30,	At December 31,	At September 30,
(Dollars in thousands)	2012	2011	2011
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$27,926	$38,207	$38,180
Nonaccrual loans and leases with partial charge-offs	8,508	9,399	8,804
Life-to-date partial charge-offs on nonaccrual loans and leases	11,765	10,040	9,329
Charge-off rate of nonaccrual loans and leases with partial charge-offs	58.0%	51.6%	51.4%
Specific reserves on impaired loans	$690	$1,253	$2,158

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is adequate as of September 30, 2012 to absorb probable losses in the loan and lease portfolio. Management's methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Non-accrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the preceding paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans' initial effective interest rates. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management's evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, or for certain loans, at the present value of expected future cash flows using the loan’s initial effective interest rate.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, intangible assets due to branch acquisitions, core deposit intangibles, customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $652 thousand and $344 thousand for the three months ended September 30, 2012 and 2011, respectively and $1.7 million and $989 thousand for the nine months ended September 30, 2012 and 2011, respectively. The Corporation also has goodwill with a net carrying amount of $56.2 million at September 30, 2012 and $53.2 million at December 31, 2011, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. Identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. There were no impairments recorded to goodwill or identifiable intangibles during the nine months ended September 30, 2012 and 2011. Since the last annual impairment analysis during 2011, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At September 30, 2012 and December 31, 2011, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $4.7 million and $5.8 million as of September 30, 2012 and December 31, 2011, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These recent downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, as of September 30, 2012, the FHLB stock is recorded at cost.

Liabilities

Total liabilities increased $16.6 million since December 31, 2011 primarily due to an increase in deposits, partially offset by a decrease in long-term borrowings and accrued expenses and other liabilities. The following table presents the liabilities for the periods indicated:

			Change
(Dollars in thousands)	At September 30, 2012	At December 31, 2011	Amount	Percent
Deposits	$1,777,930	$1,749,232	$28,698	2%
Short-term borrowings	111,551	109,740	1,811	2
Long-term borrowings	21,369	27,494	(6,125)	(22)
Accrued expenses and other liabilities	39,642	47,394	(7,752)	(16)

Total liabilities	$1,950,492	$1,933,860	$16,632	1

Deposits

Total deposits increased by $28.7 million from December 31, 2011 primarily due to increases in non-interest bearing demand deposits of $30.9 million, interest bearing demand deposits of $34.5 million and savings deposits of $29.9 million, partially offset by a decrease in time deposits of $66.6 million. Deposits, excluding public funds, grew $33.2 million from December 31, 2011 primarily due to new customers choosing Univest.

Borrowings

Long-term borrowings at September 30, 2012, included $750 thousand in Subordinated Capital Notes, and $20.6 million of Trust Preferred Securities. Short-term borrowings typically include securities sold under agreement to repurchase, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings. At September 30, 2012, the Bank also had outstanding short-term letters of credit with the FHLB totaling $5.0 million, which were utilized to collateralize seasonal public funds deposits. Short-term borrowings increased due to an increase in securities sold under agreements to repurchase of $1.8 million.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2012 increased $8.6 million since December 31, 2011. This increase was primarily due to net income exceeding dividends declared.

The following table presents the shareholders’ equity for the periods indicated:

			Change
(Dollars in thousands)	At September 30, 2012	At December 31, 2011	Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	58,404	58,495	(91)	—
Retained earnings	163,052	157,566	5,486	3
Accumulated other comprehensive loss	(4,135)	(6,101)	1,966	32
Treasury stock	(27,064)	(28,313)	1,249	4

Total shareholders’ equity	$281,589	$272,979	$8,610	3

Retained earnings at September 30, 2012 were impacted by the nine months of net income of $15.8 million partially offset by cash dividends declared of $10.1 million during the first nine months of 2012. Treasury stock decreased primarily due to shares issued for restricted stock awards and other comprehensive loss decreased primarily due to increases in security valuation adjustments.

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

Table 4—Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$268,865	15.34%	$140,213	8.00%	$175,266	10.00%
Bank	245,517	14.21	138,261	8.00	172,827	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	246,632	14.07	70,106	4.00	105,159	6.00
Bank	223,843	12.95	69,131	4.00	103,696	6.00
Tier 1 Capital (to Average Assets):
Corporation	246,632	11.48	85,949	4.00	107,436	5.00
Bank	223,843	10.50	85,271	4.00	106,589	5.00

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,105	15.56%	$136,343	8.00%	$170,429	10.00%
Bank	249,694	14.89	134,158	8.00	167,697	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,474	14.29	68,172	4.00	102,257	6.00
Bank	228,619	13.63	67,079	4.00	100,618	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,474	11.53	84,501	4.00	105,627	5.00
Bank	228,619	10.91	83,840	4.00	104,800	5.00

As of September 30, 2012 and December 31, 2011, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of September 30, 2012, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $403.5 million. At September 30, 2012 there were no outstanding borrowings with the FHLB. At December 31, 2011, total outstanding short-term and long-term borrowings with the FHLB totaled $5.0 million. At September 30, 2012 and December 31, 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $5.0 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation maintains federal fund lines with several correspondent banks totaling $82.0 million at September 30, 2012 and December 31, 2011. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2012 and December 31, 2011, the Corporation had no outstanding borrowings under this line.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	—	$—	—	541,929
August 1 – 31, 2012	—	—	—	541,929
September 1 – 30, 2012	—	—	—	541,929

Total	—	$—	—

1.	Transactions are reported as of trade dates.
2.	The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the Dividend Reinvestment Program, Employee Stock Purchase Program and the equity compensation plan.
3.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782.
4.	The Corporation’s current stock repurchase program does not have an expiration date.
5.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
6.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

	Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

	Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

	Exhibit 31.1	Certification of William S. Aichele, Chairman, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Jeffrey M. Schweitzer, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Jeffrey M. Schweitzer, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: November 8, 2012	/s/ William S. Aichele
William S. Aichele, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Operating, Financial and Accounting Officer)