Form 10-K
period 2012-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2013-03-04
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File number 0-7617

Univest Corporation of Pennsylvania

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

14 North Main Street
Souderton, Pennsylvania	18964
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(215) 721-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $5 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $260,112,880 as of June 30, 2012 based on the June 30, 2012 closing price of the Registrant’s Common Stock of $16.13 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,820,440
(Title of Class)	(Number of shares outstanding at January 31, 2013)

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 16, 2013.

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

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. The Bank converted to a Pennsylvania state-chartered bank from a national bank effective as of the close of the business on June 29, 2011. The Corporation believes that the charter conversion allows greater flexibility to execute its strategy as a community bank and remain competitive in the markets it chooses to serve.

The Bank is engaged in the general commercial banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, and Univest Investments, Inc., a full-service broker-dealer and investment advisory firm. Univest Insurance has two offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation.

Univest Delaware, Inc. is a passive investment holding company located in Delaware. The Corporation’s former subsidiary, Univest Reinsurance Corporation, was liquidated during the third quarter of 2012 and the net assets were transferred to the Corporation.

Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank. Univest Investments, Univest Insurance and Univest Capital do not currently meet the quantitative thresholds for separate disclosure as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and this is strategically how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment.

At December 31, 2012, the Corporation had total assets of $2.3 billion, net loans and leases of $1.5 billion, total deposits of $1.9 billion and total shareholders’ equity of $284.3 million.

Employees

At December 31, 2012, the Corporation and its subsidiaries employed six hundred and fourteen (614) persons. None of these employees are covered by a collective bargaining agreement and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where all of our thirty-two retail financial service centers are located. These are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Abington Memorial Hospital, Prudential Insurance, GlaxoSmithKline, Lockheed Martin, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Healthcare Services, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital and Northtec LLC. Unemployment rates at December 2012 were 7% in both Montgomery and Bucks counties, slightly lower than Pennsylvania’s state unemployment rate and the federal unemployment rate of 8%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in Lehigh and Chester counties. These areas currently represent a smaller segment of the Corporation’s market area.

The Corporation ranks sixth in market share in Montgomery County with fifteen financial service centers, twelfth in Bucks County with seventeen financial service centers; with 4% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 7% to 800,000 from the year 2000 to 2010, and is expected to grow 3% through 2015, while Bucks County’s population has grown 5% to 630,000 during the same period, and is expected to grow .6% through 2015, according to SNL Financial. The median age is 41 years and 42 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40 years in Pennsylvania and slightly higher than the median age in the Unites States of 37 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $76,000 during 2011 for both Montgomery and Bucks Counties and is expected to increase 13% through 2016 for each county, according to SNL Financial. The yearly median income for both counties is well above that of both the Commonwealth of Pennsylvania and the United States of $49,000 and $50,000 during 2011, respectively.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts, in Bucks, Montgomery, Chester and Lehigh counties, as well as other financial institutions outside its primary service area.

In competing with other banks, savings institutions, and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of their service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, insurance companies, leasing companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc.

Supervision and Regulation

The financial industry in the United States, particularly entities that are chartered as banks, is highly regulated by federal and state laws that limit the types of businesses in which banks and their holding companies may engage, and which impose significant operating requirements and limitations on banking entities. The discussion below is only a brief summary of some of the significant laws and regulations that affect the Bank and the Corporation, and is not intended to be a complete description of all such laws.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2012. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

•

Permanently increased the federal deposit insurance coverage to $250 thousand, increased the Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

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

To comply with certain provisions of the Dodd-Frank Act and due to agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III), on June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule was delayed and was not effective on January 1, 2013.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB as regulated by the FHLB. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. Since October 2010, the FHLB has repurchased a limited amount of excess capital stock each quarter. Since February 2012, the FHLB has paid a capital stock dividend each quarter. The FHLB will make decisions on future repurchases of excess capital stock and dividend payments on a quarterly basis. At December 31, 2012, the Bank owned $4.1 million in FHLB capital stock.

The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. During the fourth quarter of 2009, the FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund (DIF). The amount was paid on December 30, 2009 for the Fourth Quarter 2009, and for all of 2010, 2011 and 2012. At December 31, 2012, $2.4 million remained in a prepaid asset account. The prepaid amount of $2.4 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2013 through 2014 period as the actual FDIC assessment is determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014, at which time any excess will be returned to the Bank.

Effective April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC implemented a final rule regarding deposit insurance assessments. The rule changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF at 2% of insured deposits. The rule adopted a new assessment rate schedule and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. Nearly all institutions with assets less than $10 billion pay smaller assessments as a result of this rule. The rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are part of the new assessment base. It also created a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term debt issued by another insured depository institution. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

Acquisitions

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

The acquisitions included:

•	Javers Group on May 31, 2012

•	Liberty Benefits, Inc. on December 29, 2008

•	Trollinger Consulting Group (commencing in January 2011, Trollinger Consulting Group is operating under the trade name of Univest Municipal Pension Services)

•	TC Group Securities Company, Inc. on December 31, 2008

•	Allied Benefits Group, LLC on December 31, 2008

•	TCG Investment Advisory Inc. on December 31, 2008

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2012 to each shareholder who requests one in writing after March 31, 2013. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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

The U.S. economy entered into one of the longest economic recessions in December 2007. The capital and credit markets experienced extreme volatility and disruption for an extended period of time. The volatility and disruption in the capital and credit markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. This resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks. Uncertainty in the financial markets and downturn in general economic conditions, including dramatic declines in the housing market, with falling home prices and increased foreclosures and high levels of unemployment, has persisted over the past few years. The American Taxpayer Relief Act of 2012, better known as the “fiscal cliff” legislation, was enacted on January 2, 2013, and addressed the expiration of many key tax provisions for both individuals and businesses. Although general economic trends and market conditions have since stabilized to some degree, the continued economic pressures on consumers and businesses and continued high unemployment rate may adversely affect our business, financial condition, and results of operations.

We cannot predict the effect of recent legislative and regulatory initiatives and they could increase our costs of doing business and adversely affect our results of operations and financial condition.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Included was the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that was formerly performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products and limit our ability to attract and maintain our executive officers, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The repeal of Federal prohibitions on payment of interest on business demand deposits could increase the Corporation’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on business demand deposits to compete for clients. The Corporation does not yet know the long-term industry impact of this change. The Corporation’s interest expense will increase and its net interest margin will decrease if it begins offering interest on business demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

We borrow from the Federal Home Loan Bank and the Federal Reserve, and these lenders could modify or terminate their current programs which could have an adverse effect on our liquidity and profitability.

We at times utilize the FHLB for overnight borrowings and term advances; we also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB’s internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so, because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse effect on our liquidity and profitability.

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

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in the Bucks, Montgomery, Chester and Lehigh Counties of Pennsylvania. Because of our geographic concentration, continuation of a slow and uncertain economic recovery in our region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the slow and uncertain economic recovery continues or is prolonged, borrowers may be less likely to repay their loans as scheduled. A continued sluggish economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

The Corporation operates in a highly competitive industry and market area which could adversely impact its business and results of operations.

We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	creating an adverse short-term effect on our results of operations; and

•	losing key employees and customers as a result of an acquisition that is poorly received.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2012, 20% of our deposit base was comprised of noninterest bearing deposits, of which 16% consisted of business deposits, which are primarily operating accounts for businesses, and 4% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

At December 31, 2012, approximately 82% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

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

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. Included in real estate-construction is track development financing. Risk factors related to track development financing include the demand for residential housing and the real estate valuation market. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder’s profit and cash flow and, therefore, their ability to make principal and interest payments.

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

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the Commonwealth of Pennsylvania. New financial reform legislation has been enacted by Congress changing the bank regulatory framework, creating an independent consumer protection bureau and establishing more stringent capital standards for financial institutions and their holding companies. The legislation has, and will likely continue to result, in new regulations including those that affect lending, funding, trading and investment activities of financial institutions and their holding companies. Such additional regulation and oversight could have a material and adverse impact on us.

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

The provisions of the Corporation’s shareholder rights plan, together with certain provisions in the Corporation’s Articles of Incorporation and Bylaws, as well as federal banking laws, regulatory approval requirements, and Pennsylvania law could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders.

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

The Corporation and its subsidiaries occupy forty-four properties in Montgomery, Bucks, Chester and Lehigh counties in Pennsylvania, Prince Georges County in Maryland, Burlington County in New Jersey and Hennepin County in Minnesota, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank and Univest Investments, Inc., in Souderton, Montgomery County. Univest Investments, Inc. also occupies a location in Allentown, Lehigh County. Univest Insurance, Inc. occupies four locations, of which two are owned by the Bank, one in Lansdale, Montgomery County and one in West Chester, Chester County; and two are leased, one in Upper Marlboro, Prince Georges County in Maryland and one in Delran, Burlington County in New Jersey. Univest Capital, Inc. occupies three leased locations, one in Bensalem, Bucks County, one in Allentown, Lehigh County, and one in Bloomington, Hennepin County in Minnesota. The Bank serves the area through its thirty traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which ten are owned, two are leased and three are buildings owned on leased land; seventeen banking offices are located in Bucks County, of which five are owned, ten are leased and two are buildings owned on leased land. The Bank has two additional regional leased offices primarily used for loan production, one of which is located in Bucks County and one in Lehigh County.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities. The Bank has six off-premise automated teller machines located in Montgomery County and two off-premise automated teller machines located in Bucks County. The Bank provides banking services nationwide through the internet via its website www.univest.net.

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

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2012, the Corporation had 5,075 stockholders.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge), serves as the Corporation’s transfer agent. Broadridge is located at 1717 Arch Street, Suite 1300, Philadelphia, PA 19103. Shareholders can contact a representative by calling 866-321-8021.

Range of Market Prices of Common Stock and Cash Dividends

The following table shows the range of market values of the Corporation’s stock. The prices shown on this page represent transactions between dealers and do not include retail markups, markdowns, or commissions. The table also presents the cash dividends declared per share for each quarter.

	Market Price		Cash Dividends Declared per
	High	Low	Share
2012
January–March	$17.46	$14.69	$0.20
April–June	17.24	15.17	0.20
July–September	18.68	15.51	0.20
October–December	18.47	15.33	0.20
2011
January–March	$19.98	$15.82	$0.20
April–June	17.99	15.00	0.20
July–September	16.91	12.09	0.20
October–December	16.09	12.86	0.20

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2012, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2007, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on

$100 Investment Made on December 31, 2007

Five Year Cumulative Total Return Summary

	2007	2008	2009	2010	2011	2012
Univest Corporation of Pennsylvania	100.00	156.76	89.15	101.86	81.97	100.31
NASDAQ Stock Market (US)	100.00	60.04	87.23	103.04	102.25	120.35
NASDAQ Banks	100.00	78.54	65.73	75.02	67.17	79.70

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares under the equity compensation plan, “Univest 2003 Long-term Incentive Plan,” at December 31, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	584,349	$20.85	612,726
Equity compensation plans not approved by security holders	—	—	—

Total	584,349	$20.85	612,726

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2012 – Oct. 31, 2012	—	$—	—	541,929
Nov. 1, 2012 – Nov. 30, 2012	—	—	—	541,929
Dec. 1, 2012 – Dec. 31, 2012	—	—	—	541,929

Total	—	—	—

1.	The number of shares approved for repurchase under the Corporation’s current stock repurchase program is 643,782. The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on 8/22/2007. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and the equity compensation plans.
2.	The Corporation’s current stock repurchase program does not have an expiration date.
3.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
4.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases. The plans are restricted during certain blackout periods in conformance with the Corporation’s Insider Trading Policy.

Item 6. Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Earnings
Interest income	$80,654	$85,468	$91,003	$96,359	$108,057
Interest expense	8,174	10,728	17,469	28,723	42,310

Net interest income	72,480	74,740	73,534	67,636	65,747
Provision for loan and lease losses	10,035	17,479	21,565	20,886	8,769

Net interest income after provision for loan and lease losses	62,445	57,261	51,969	46,750	56,978
Noninterest income	40,260	34,407	34,418	29,917	26,615
Noninterest expense	76,282	68,010	67,349	65,324	57,225

Income before income taxes	26,423	23,658	19,038	11,343	26,368
Applicable income taxes	5,551	4,776	3,282	563	5,778

Net income	$20,872	$18,882	$15,756	$10,780	$20,590

Financial Condition at Year End
Cash and interest-earning deposits	$146,112	$107,377	$29,187	$68,597	$40,066
Investment securities	499,579	471,165	467,024	420,045	432,266
Net loans and leases held for investment	1,457,116	1,416,536	1,440,288	1,401,182	1,436,774
Assets	2,304,841	2,206,839	2,133,893	2,085,421	2,084,797
Deposits	1,865,333	1,749,232	1,686,270	1,564,257	1,527,328
Borrowings	117,276	137,234	143,865	214,063	312,736
Shareholders’ equity	284,277	272,979	266,224	267,807	203,207
Per Common Share Data
Average shares outstanding (in thousands)	16,761	16,743	16,598	14,347	12,873
Earnings per share – basic	$1.25	$1.13	$0.95	$0.75	$1.60
Earnings per share – diluted	1.24	1.13	0.95	0.75	1.60
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	16.95	16.34	15.99	16.27	15.71
Dividends declared to net income	64.25%	70.87%	84.31%	109.33%	50.03%
Profitability Ratios
Return on average assets	0.95%	0.89%	0.75%	0.52%	1.02%
Return on average equity	7.39	6.91	5.82	4.68	10.09
Average equity to average assets	12.78	12.87	12.92	11.06	10.08
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) to loans and leases held for investment	2.17%	2.64%	3.07%	2.35%	0.35%
Nonperforming loans and leases to loans and leases held for investment	3.11	2.94	3.16	2.65	0.45
Net charge-offs to average loans and leases outstanding	1.03	1.28	1.07	0.63	0.62
Allowance for loan and leases losses to total loans and leases held for investment	1.67	2.07	2.10	1.74	0.90
Allowance for loan and leases losses to nonaccrual loans and leases	77.01	78.18	68.31	74.03	260.85
Allowance for loan and leases losses to nonperforming loans and leases	53.76	70.34	66.48	65.54	200.15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “BP” equates to “basis points”; “N/M” equates to “not meaningful”; “–” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)

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

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

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

Management evaluates debt securities, which are comprised of U. S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell, and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery, is recognized in other comprehensive income, net of tax. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

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

Valuation of Goodwill and Other Intangible Assets: Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment.

The Corporation completed an impairment test for goodwill and other intangible assets during the fourth quarter of 2012. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. Goodwill and other assets and liabilities have been allocated to defined reporting units, which are generally the Bank, Univest Investments, Inc. and Univest Insurance. The Corporation’s two-step impairment testing of goodwill is described as follows. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.

For the Bank, in Step 1, fair value is determined by using a weighted average of the market and income approaches. Under the market approach, fair value is measured based on trading multiples of independent publicly traded entities of comparable sizes. Under the income approach, fair value is measured utilizing a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity method. A heavier weighting is placed on the market approach as data is readily available for comparable banks. The fair value of the Bank that was calculated was compared to its carrying amount. The fair value exceeded its carrying amount, therefore, no impairment existed. If the fair value of the Bank is less than its carrying amount, a Step 2 test is required to calculate and compare the fair value of its goodwill with the carrying amount of that goodwill. The valuation procedures applied in Step 2 are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the implied fair value of goodwill is less than its carrying amount, impairment exists which requires an impairment charge to noninterest expense

For Univest Investments, Inc. and Univest Insurance, Inc. in Step 1, the fair value of each reporting unit is determined by using a weighted average of the income and market approaches. Under the income approach, fair value is measured utilizing a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. Under the market approach, fair value is measured based on trading multiples of independent publicly traded entities of comparable sizes. Univest Investments, Inc. and Univest Insurance, Inc., being fee-based revenue dependent, warrant a heavier weighting on the income approach; and not being publicly traded, warrant less weighting on the market approach. The fair value that was calculated for each reporting unit was compared to the carrying amount of the reporting unit. The fair value of each reporting unit exceeded its carrying amount, therefore, no impairment existed. If the fair value of any reporting unit is less than its carrying amount, a Step 2 test is required to calculate and compare the fair value of reporting unit goodwill with the carrying amount of that goodwill. The valuation procedures applied in Step 2 are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the implied fair value of goodwill is less than its carrying amount, impairment exists which requires an impairment charge to noninterest expense.

There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2012 or 2011. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

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

Mortgage Servicing Rights: The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over their entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of loan servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened loan servicing lives may require changes in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

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

Benefit Plans: The Corporation has a retirement plan that it provides as a benefit to employees hired before December 8, 2009 and former employees who were also hired before December 8, 2009 and met the plan’s vesting requirements. The Corporation also provides supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans may require estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operations or statement of financial condition.

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

General

The Corporation earns its revenues primarily through its subsidiaries, from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance and investments. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategically related acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee-based income from trust, insurance, mortgage banking and investment services to customers.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
Dollars in thousands, (except per share data)	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
Net income	$20,872	$18,882	$15,756	$1,990	$3,126	11%	20%
Net income per share:
Basic	$1.25	$1.13	$0.95	$0.12	$0.18	11	19
Diluted	1.24	1.13	0.95	0.11	0.18	10	19
Return on average assets	0.95%	0.89%	0.75%	6 BP	14 BP	7	19
Return on average equity	7.39%	6.91%	5.82%	48 BP	109 BP	7	19

2012 versus 2011

The 2012 results compared to 2011 include the following significant components:

•

Net interest income on a tax-equivalent basis decreased $2.4 million, or 3% during 2012 compared to 2011. The net interest margin on a tax-equivalent basis decreased 26 basis points to 3.89% from 4.15%.

•

The provision for loan and lease losses declined by $7.4 million, or 43% during 2012 compared to 2011 primarily the result of migration and resolution of loans through the loan workout process and a decrease in loss factors for commercial real estate loans.

•	Noninterest income increased $5.9 million, or 17% during 2012 over 2011. Noninterest expense increased $8.3 million, or 12% for 2012 compared to the prior year.

•	Gross loans and leases held for investment grew $35.5 million from December 31, 2011 and deposits grew $116.1 million from December 31, 2011.

•

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased to $32.1 million at December 31, 2012 compared to $38.2 million at December 31, 2011. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 2.17% at December 31, 2012 compared to 2.64% at December 31, 2011. Net loan and lease charge-offs were $15.2 million for 2012 compared to $18.5 million for 2011. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

2011 versus 2010

The 2011 results compared to 2010 include the following significant components:

•	Net interest income on a tax-equivalent basis increased $1.6 million, or 2% during 2011 over 2010. The net interest margin on a tax-equivalent basis increased 4 basis points to 4.15% from 4.11%.

•

The provision for loan and lease losses declined by $4.1 million, or 19% during 2011 compared to 2010 primarily as a result of the migration and resolution of loans through the loan workout process, lower loan volume and a decrease in loss factors.

•	Noninterest income for 2011 remained level with the prior year. Noninterest expense increased $661 thousand, or 1% during 2011 compared to 2010.

•	Gross loans and leases held for investment decreased $24.8 million from December 31, 2010. Deposits grew $63.0 million from December 31, 2010.

•

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased to $38.2 million at December 31, 2011 compared to $45.2 million at December 31, 2010. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 2.64% at December 31, 2011 compared to 3.07% at December 31, 2010. Net loan and lease charge-offs were $18.5 million for 2011 compared to $15.5 million for 2010. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

•	During the third and fourth quarters of 2011, the Corporation deployed $1.0 million of capital to repurchase 77,037 shares of common stock through the stock repurchase program.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

Acquisitions

On May 31, 2012, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of the Javers Group, a full-service employee benefits agency that specializes in comprehensive human resource management, payroll and administrative services to businesses with 50 to 1,000 employees. The acquisition expands the Corporation’s insurance and employee benefits business and further diversifies its solutions to include human resource consulting services and technology. The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending June 30, 2015 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent payments of $842 thousand as additional goodwill in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $1.7 million over the next three years. The Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand as a result of the Javers Group acquisition.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2012 compared to 2011 and for the year ended December 31, 2011 compared to 2010. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Average Balances and Interest Rates – Tax-Equivalent Basis

	For the Years Ended December 31,
	2012			2011			2010
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$52,387	$164	0.31%	$44,696	$116	0.26%	$24,790	$72	0.29%
U.S. Government obligations	154,715	2,038	1.32	145,253	2,366	1.63	151,725	3,160	2.08
Obligations of states and political subdivisions	119,993	6,669	5.56	111,722	6,875	6.15	108,694	7,006	6.45
Other debt and equity securities	195,765	3,913	2.00	172,238	5,697	3.31	172,763	7,217	4.18

Total interest-earning deposits and investments	522,860	12,784	2.45	473,909	15,054	3.18	457,972	17,455	3.81

Commercial, financial and agricultural loans	445,883	19,367	4.34	428,222	19,721	4.61	422,401	20,315	4.81
Real estate—commercial and construction loans	530,633	27,550	5.19	541,073	29,152	5.39	534,573	30,834	5.77
Real estate—residential loans	253,486	10,373	4.09	246,102	10,740	4.36	256,427	11,124	4.34
Loans to individuals	43,562	2,480	5.69	42,760	2,433	5.69	45,287	2,698	5.96
Municipal loans and leases	133,212	7,231	5.43	129,880	7,471	5.75	107,832	6,248	5.79
Lease financings	58,672	5,709	9.73	60,042	5,856	9.75	75,565	6,851	9.07

Gross loans and leases	1,465,448	72,710	4.96	1,448,079	75,373	5.21	1,442,085	78,070	5.41

Total interest-earning assets	1,988,308	85,494	4.30	1,921,988	90,427	4.70	1,900,057	95,525	5.03

Cash and due from banks	49,362			41,028			35,612
Reserve for loan and lease losses	(30,771)			(33,152)			(28,688)
Premises and equipment, net	34,079			34,376			34,914
Other assets	167,515			158,548			151,527

Total assets	$2,208,493			$2,122,788			$2,093,422

Liabilities:
Interest-bearing checking deposits	$230,031	177	0.08	$206,830	238	0.12	$178,679	242	0.14
Money market savings	330,839	509	0.15	299,299	701	0.23	303,012	1,060	0.35
Regular savings	510,005	790	0.15	482,064	1,468	0.30	445,721	2,555	0.57
Time deposits	363,225	5,162	1.42	408,638	6,576	1.61	432,919	10,054	2.32

Total time and interest-bearing deposits	1,434,100	6,638	0.46	1,396,831	8,983	0.64	1,360,331	13,911	1.02

Short-term borrowings	108,023	326	0.30	106,280	332	0.31	139,776	2,116	1.51
Long-term debt	109	4	3.67	5,000	190	3.80	5,363	190	3.54
Subordinated notes and capital securities	21,921	1,206	5.50	23,425	1,223	5.22	24,927	1,252	5.02

Total borrowings	130,053	1,536	1.18	134,705	1,745	1.30	170,066	3,558	2.09

Total interest-bearing liabilities	1,564,153	8,174	0.52	1,531,536	10,728	0.70	1,530,397	17,469	1.14

Demand deposits, non-interest bearing	327,576			284,850			259,303
Accrued expenses and other liabilities	34,478			33,147			33,232

Total liabilities	1,926,207			1,849,533			1,822,932

Shareholders’ Equity:
Common stock	91,332			91,332			91,332
Additional paid-in capital	64,517			61,457			61,420
Retained earnings and other equity	126,437			120,466			117,738

Total shareholders’ equity	282,286			273,255			270,490

Total liabilities and shareholders’ equity	$2,208,493			$2,122,788			$2,093,422

Net interest income		$77,320			$79,699			$78,056

Net interest spread			3.78			4.00			3.89
Effect of net interest-free funding sources			0.11			0.15			0.22

Net interest margin			3.89%			4.15%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.12%			125.49%			124.15%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2012, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the year ended December 31, 2012 compared to 2011 and for the year ended December 31, 2011 compared to 2010, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2012 Versus 2011			For the Years Ended December 31, 2011 Versus 2010
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$23	$25	$48	$52	$(8)	$44
U.S. Government obligations	146	(474)	(328)	(131)	(663)	(794)
Obligations of states and political subdivisions	485	(691)	(206)	195	(326)	(131)
Other debt and equity securities	700	(2,484)	(1,784)	(22)	(1,498)	(1,520)

Interest on deposits, investments and federal funds sold	1,354	(3,624)	(2,270)	94	(2,495)	(2,401)

Commercial, financial and agricultural loans	809	(1,163)	(354)	273	(867)	(594)
Real estate—commercial and construction loans	(548)	(1,054)	(1,602)	371	(2,053)	(1,682)
Real estate—residential loans	314	(681)	(367)	(436)	52	(384)
Loans to individuals	47	—	47	(147)	(118)	(265)
Municipal loans and leases	187	(427)	(240)	1,266	(43)	1,223
Lease financings	(135)	(12)	(147)	(1,482)	487	(995)

Interest and fees on loans and leases	674	(3,337)	(2,663)	(155)	(2,542)	(2,697)

Total interest income	2,028	(6,961)	(4,933)	(61)	(5,037)	(5,098)

Interest expense:
Interest-bearing checking deposits	26	(87)	(61)	35	(39)	(4)
Money market savings	67	(259)	(192)	(12)	(347)	(359)
Regular savings	80	(758)	(678)	194	(1,281)	(1,087)
Time deposits	(686)	(728)	(1,414)	(538)	(2,940)	(3,478)

Interest on time and interest-bearing deposits	(513)	(1,832)	(2,345)	(321)	(4,607)	(4,928)

Short-term borrowings	5	(11)	(6)	(414)	(1,370)	(1,784)
Long-term debt	(180)	(6)	(186)	—	—	—
Subordinated notes and capital securities	(81)	64	(17)	(77)	48	(29)

Interest on borrowings	(256)	47	(209)	(491)	(1,322)	(1,813)

Total interest expense	(769)	(1,785)	(2,554)	(812)	(5,929)	(6,741)

Net interest income	$2,797	$(5,176)	$(2,379)	$751	$892	$1,643

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2012, 2011 and 2010 have been calculated using the Corporation’s federal applicable rate of 35.0%.

2012 versus 2011

Net interest income on a tax-equivalent basis for the year ended December 31, 2012 was $77.3 million, a decrease of $2.4 million, or 3% compared to 2011. The tax-equivalent net interest margin for the year ended December 31, 2012 decreased 26 basis points to 3.89% from 4.15% for 2011. The declines in net interest income and net interest margin were primarily due to the re-investment of maturing and called investment securities into lower yielding investments as a result of the lower interest rate environment and lower rates on commercial loans due to re-pricing and competitive pressures. The declines in net interest income and net interest margin were partially offset by re-pricing of certificates of deposit and savings account products.

2011 versus 2010

Net interest income on a tax-equivalent basis for the year ended December 31, 2011was $79.7 million, an increase of $1.6 million, or 2% compared to 2010. The tax-equivalent net interest margin for the year ended December 31, 2011 increased 4 basis points to 4.15% from 4.11% for 2010. The increases in net interest income and the net interest margin during 2011 were a result of declines in the cost of interest-bearing liabilities, exceeding the declines in yields on interest-earning assets. The increases were also attributed to declines in the volume of FHLB borrowings. The Corporation repaid its maturing FHLB advances in 2010 reducing average year-to-date FHLB advances from $45.8 million for the year ended December 31, 2010 to $5.0 million for the year ended December 31, 2011.

Interest Income

2012 versus 2011

Interest income on a tax-equivalent basis for the year ended December 31, 2012 decreased $4.9 million, or 6% from 2011. This decrease was primarily due to a 73 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 25 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $2.3 million for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to maturities, pay-downs and calls of investment securities and their replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $2.7 million during the year ended December 31, 2012 compared to the same period in 2011. The Corporation experienced decreases in the average rates on commercial real estate, construction, commercial business and residential loans. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity. These unfavorable variances were offset by growth of commercial business loans.

2011 versus 2010

Interest income on a tax-equivalent basis for the year ended December 31, 2011 decreased $5.1 million, or 5% from 2010. This decrease was primarily due to a 63 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 20 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $2.4 million for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to maturities, pay-downs and calls of investment securities and their replacement with lower yielding investments due to the lower interest rate environment and an increase in interest-bearing deposits as the Corporation kept the investment portfolio with a shorter duration. Interest and fees on loans and leases declined by $2.7 million during the year ended December 31, 2011 compared to the same period in 2010. The Corporation experienced decreases in the average rates on commercial real estate, construction and commercial business loans and decreases in average volume for residential real estate loans and lease financings. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity as well as reduced leasing origination volume. These unfavorable variances were offset by growth of municipal loans and leases, commercial business loans and commercial real estate and construction loans.

Interest Expense

2012 versus 2011

Interest expense for the year ended December 31, 2012 decreased $2.6 million, or 24% from 2011. This decrease was primarily due to an 18 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of time deposit and savings accounts. For the year ended December 31, 2012, interest expense on time deposits decreased $1.4 million and interest expense on savings accounts decreased by $870 thousand. For the year ended December 31, 2012, average interest-bearing deposits increased by $37.3 million with increases in average interest-bearing checking of $23.2 million, money market savings of $31.5 million and average regular savings of $27.9 million partially offset by a decrease in average time deposits of $45.4 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

2011 versus 2010

Interest expense for the year ended December 31, 2011 decreased $6.7 million, or 39% from 2010. This decrease was primarily due to a 38 basis point decrease in the Corporation’s average cost of deposits as well as a $35.4 million decrease in average borrowings and a 79 basis point decrease in the average borrowing rate. The decrease in the Corporation’s cost of deposits was largely attributable to re-pricing of time deposit and savings accounts. For the year ended December 31, 2011, interest expense on time deposits decreased $3.5 million and interest expense on savings accounts decreased by $1.1 million. For the year ended December 31, 2011, average interest-bearing deposits increased by $36.5 million with increases in average interest-bearing checking of $28.2 million, average regular savings of $36.3 million partially offset by a decrease in average time deposits of $24.3 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts. Interest expense on other short-term borrowings decreased $1.7 million for the year ended December 31, 2011 compared to 2010 primarily due to a decrease in average volume of $38.7 million and a reduction in average rate of 275 basis points. The decreases in average rate and volume were mostly due to maturities of FHLB advances.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2012, 2011 and 2010 was $10.0 million, $17.5 million and $21.6 million, respectively. The decrease in the provision during 2012 compared to 2011 was primarily the result of migration and resolution of loans through the loan workout process and a decrease in loss factors for commercial real estate loans. The decrease in the provision during 2011 compared to 2010 was primarily the result of the migration and resolution of loans through the loan workout process, lower loan volume and a decrease in loss factors.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gain (loss) on sales and dispositions of fixed assets, net gains (losses) on interest rate swaps, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes gains (losses) on investments in partnerships and other miscellaneous income.

The following table presents noninterest income as of the dates indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
Trust fee income	$6,777	$6,344	$6,080	$433	$264	7%	4%
Service charges on deposit accounts	4,429	5,057	6,693	(628)	(1,636)	(12)	(24)
Investment advisory commission and fee income	5,363	5,373	4,626	(10)	747	—	16
Insurance commission and fee income	8,531	7,733	7,694	798	39	10	1
Other service fee income	5,855	5,240	5,046	615	194	12	4
Bank owned life insurance income	2,670	1,668	1,270	1,002	398	60	31
Other-than-temporary impairment on equity securities	(13)	(16)	(62)	3	46	19	74
Net gain on sales of securities	305	1,417	432	(1,112)	985	(78)	N/M
Net gain on mortgage banking activities	6,088	1,868	2,960	4,220	(1,092)	N/M	(37)
Net loss on interest rate swap	—	—	(1,072)	—	1,072	—	N/M
Net gain (loss) on sales and dispositions of fixed assets	1,257	(12)	(11)	1,269	(1)	N/M	(9)
Net loss on sales and write-downs of other real estate owned	(1,904)	(798)	(377)	(1,106)	(421)	N/M	N/M
Other	902	533	1,139	369	(606)	69	(53)

Total noninterest income	$40,260	$34,407	$34,418	$5,853	$(11)	17	—

2012 versus 2011

Noninterest income for the year ended December 31, 2012 was $40.3 million, an increase of $5.9 million, or 17% compared to 2011. The increase was primarily attributable to an increase in the net gain on mortgage banking activities of $4.2 million due to stronger mortgage demand from increased refinance activity, a $1.3 million gain on the sale of a former operations building and proceeds from bank owned life insurance death benefits of $989 thousand. In addition, insurance commission and fee income was up $798 thousand mostly due to the Javers Group acquisition on May 31, 2012. These favorable variances were partially offset by an increase in the net loss on sales and write-downs of other real estate owned of $1.1 million. In addition, the net gain on sales of securities was $305 thousand for the year ended December 31, 2012 compared to $1.4 million for the same period in 2011. The sale of available-for-sale investment securities during the year ended December 31, 2012 and 2011 amounted to $57.2 million and $40.5 million, respectively, and consisted primarily of U.S. government agency bonds.

2011 versus 2010

Noninterest income for the year ended December 31, 2011 was $34.4 million, remaining level with the prior year. Noninterest income for 2011 included increases from trust fees of $264 thousand, investment advisory commissions and fees of $747 thousand, bank owned life insurance income of $398 thousand and an increase in the net gain on sales of securities of $985 thousand. The increase in investment advisory commissions and fee income was mostly a result of attaining several new customers. Additionally, the year ended December 31, 2010 was impacted by fair value write-downs on the ineffective portion of a fair value swap of $1.1 million, which was terminated in August 2010 due to the forecasted low interest rate environment. These favorable variances were partially offset by a decline of $1.6 million in service charges on deposit accounts due to the amendments to Regulation E which were implemented on August 15, 2010; a decline of $1.1 million in the net gain on mortgage banking activities due to weaker mortgage demand in the first six months of 2011 partially offset by significant improvement in the last six months of 2011 due to re-financings; and an increase in the net loss on sales and fair value write-downs of other real estate owned properties of $421 thousand. The first quarter of 2010 also included proceeds from a litigation settlement which is reflected in other income.

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

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries, commission and benefits, equipment expense, and occupancy costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.

The following table presents noninterest expense as of the dates indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2012	2011	2010	2012 to 2011	2011 to 2010	2012 to 2011	2011 to 2010
Salaries, commissions and benefits	$44,287	$38,230	$38,034	$6,057	$196	16%	1%
Net occupancy	5,716	5,782	5,476	(66)	306	(1)	6
Equipment	4,486	4,002	3,811	484	191	12	5
Marketing and advertising	1,725	1,760	2,318	(35)	(558)	(2)	(24)
Deposit insurance premiums	1,689	2,039	2,670	(350)	(631)	(17)	(24)
Other	18,379	16,197	15,040	2,182	1,157	13	8

Total noninterest expense	$76,282	$68,010	$67,349	$8,272	$661	12	1

2012 versus 2011

Noninterest expense for the year ended December 31, 2012 was $76.3 million, an increase of $8.3 million or 12% compared to 2011. Salaries, commissions and benefits increased $6.1 million for the year ended December 31, 2012 as compared 2011 mainly due to higher commissions related to increased mortgage banking activities, annual performance increases and additional staff hired primarily to support revenue generation, including staff from the Javers acquisition. Additionally, non-interest expense increased due to higher loan workout, legal, employment services and equipment expenses. The year-to-date increases were partially offset by a decline in deposit insurance premiums of $350 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change now bases the payment on the average consolidated total assets less average tangible equity.

2011 versus 2010

For the year ended December 31, 2011, noninterest expense was $68.0 million, an increase of $661 thousand or 1% compared to 2010. Salaries and benefits increased $196 thousand for the year ended December 31, 2011 as compared 2010 mainly as a result of higher commissions, employee incentives, special awards for employees up through senior vice president and annual performance increases. Salaries and benefits expense also increased as the Corporation continued to grow the mortgage banking business. These increases were partially offset by higher deferred loan origination costs. The Corporation implemented higher deferred loan origination costs on loan credits, commencing during the fourth quarter of 2010, based upon an in-depth study performed which incorporated management’s additional review time spent as a result of increased scrutiny of loan credits. In addition, noninterest expense included increases in occupancy expenses of $497 thousand primarily due to increased rent, taxes and other occupancy costs related to a branch relocation and branch improvements and increases in other expenses mostly due to increased loan workout, legal and other real estate owned expenses. These unfavorable variances were partially offset by a decline of $558 thousand in marketing and advertising expenses due to a major brand campaign in 2010 and a decline of $631 thousand in deposit insurance premiums mainly due to the amended assessment calculation requirement through the FDIC implemented April 1, 2011.

Tax Provision

The provision for income taxes was $5.6 million, $4.8 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively at effective rates of 21%, 20% and 17%, respectively. The effective tax rates reflect tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The increase in the effective tax rate between the years of 2011 and 2010 was primarily due to a smaller percentage of tax-exempt income to pre-tax income in 2011.

Financial Condition

During 2012, total assets increased primarily due to increases in cash and other short-term interest-earning deposits, investment securities and total loans and leases. Detailed explanations of these fluctuations are discussed as follows.

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Cash and interest-earning deposits	$146,112	$107,377	$38,735	36%
Investment securities	499,579	471,165	28,414	6
Loans held for sale	4,530	3,157	1,373	43
Loans and leases held for investment	1,481,862	1,446,406	35,456	2
Reserve for loan and lease losses	(24,746)	(29,870)	5,124	17
Premises and equipment, net	33,222	34,303	(1,081)	(3)
Goodwill and other intangibles, net	62,694	58,039	4,655	8
Bank owned life insurance	61,409	61,387	22	—
Accrued interest receivable and other assets	40,179	54,875	(14,696)	(27)

Total assets	$2,304,841	$2,206,839	$98,002	4

Investment Securities

The investment portfolio is managed as part of the overall asset and liability management process to provide liquidity to the Bank and optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically beneficial returns on these investments, and to collateralize public fund deposits. Total investments increased primarily due to purchases of corporate, U.S. Government agency and mortgage-backed securities, and municipal bonds, partially offset by maturities, sales and calls of U.S. Government agency securities and mortgage-backed securities.

Table 3 — Investment Securities

The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2012	2011	2010
U.S. treasuries	$4,938	$2,525	$—
U.S. government corporations and agencies	172,142	154,264	188,100
State and political subdivisions	122,168	117,005	108,048
Residential mortgage-backed securities	90,740	78,801	85,116
Commercial mortgage obligations	27,012	61,464	73,091
Corporate bonds	74,859	50,571	7,974
Money market mutual funds	4,878	3,851	1,710
Equity securities	2,842	2,684	2,985

Total investment securities	$499,579	$471,165	$467,024

Table 4 — Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; therefore, the stated yield may not be recognized in future periods. Equity securities have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2012 Amount	2012 Yield	2011 Amount	2011 Yield	2010 Amount	2010 Yield
1 Year or less	$14,112	1.32%	$17,219	0.89%	$12,205	1.58%
After 1 Year to 5 Years	225,632	1.40	205,123	1.79	195,127	1.89
After 5 Years to 10 Years	85,282	2.36	39,666	3.53	38,812	4.12
After 10 Years	171,711	3.27	206,473	3.62	217,895	4.10
No stated maturity	2,842	1.99	2,684	1.82	2,985	1.39

Total	$499,579	2.21	$471,165	2.71	$467,024	3.10

Loans and Leases

Total gross loans and leases held for investment increased $35.5 million at December 31, 2012 as compared to December 31, 2011 primarily due to increases of $19.2 million in commercial real estate loans, $14.3 million in residential real estate loans and $10.6 million in lease financings, net of unearned income. These increases were partially offset by a decrease of $9.2 million in commercial, financial and agricultural loans. While the Corporation continued to see increased loan activity during 2012, overall credit demand and utilization of lines by businesses and consumers remains light as a result of the slow and uncertain economic recovery.

At December 31, 2012 there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$468,421	$477,662	$457,671	$447,495	$424,649
Real estate — commercial	530,122	514,953	496,357	467,320	395,855
Real estate — construction	91,250	90,397	139,958	112,259	156,654
Real estate — residential	264,432	245,204	251,057	266,622	316,039
Loans to individuals	43,780	44,965	44,087	46,761	54,212
Lease financings	83,857	73,225	82,056	85,523	102,483

Total loans and leases held for investment, net of deferred income	$1,481,862	$1,446,406	$1,471,186	$1,425,980	$1,449,892

Table 6 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2012:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due after Five Years
Commercial, financial and agricultural	$468,421	$319,293	$124,518	$24,610
Real estate — commercial	530,122	148,779	318,216	63,127
Real estate — construction	91,250	55,458	26,925	8,867
Real estate — residential	264,432	105,376	41,724	117,332
Loans to individuals	43,780	19,958	11,037	12,785
Leases financings	83,857	31,650	52,070	137

Total gross loans and leases held for investment	$1,481,862	$680,514	$574,490	$226,858

Loans and leases with fixed predetermined interest rates	$681,390	$94,192	$448,525	$138,673
Loans and leases with variable or floating interest rates	800,472	586,322	125,965	88,185

Total gross loans and leases held for investment	$1,481,862	$680,514	$574,490	$226,858

The commercial mortgages and Industrial Development Authority mortgages that are presently being written at both fixed and floating rates of interest primarily include loans typically written for five-year terms with a monthly payment based on up to a twenty-year amortization schedule. At each five-year anniversary date of the mortgage, the Bank usually has the right to require payment in full. If the loan is extended, the interest rate is renegotiated and the term of the loan is extended for an additional five years. These mortgages are included in the “Due in One to Five Years” category in the table above.

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

At December 31, 2012, the recorded investment in loans that were considered to be impaired was $45.2 million, all of which were on a nonaccrual basis or accruing troubled debt restructured. The related reserve for loan losses was $208 thousand. At December 31, 2011, the recorded investment in loans that were considered to be impaired was $41.2 million, all of which were on a nonaccrual basis or accruing troubled debt restructured. The related reserve for loan losses was $1.3 million. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The impaired loan balances consisted mainly of commercial real estate and construction loans. Impaired loans increased $4.0 million during 2012 mainly due to an increase in impaired commercial real estate loans. Impaired loans at December 31, 2012 included one large Shared National Credit to a theatre with an outstanding balance of $6.0 million. During the third quarter of 2012, this credit was returned to accruing troubled debt restructured status as the borrower made six consecutive principal and interest payments. At December 31, 2012, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at December 31, 2012 included one large credit which went on non-accrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million at December 31, 2012. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. For the years ended December 31, 2012, 2011, and 2010, interest income that would have been recognized under the original terms for impaired loans was $2.2 million, $2.6 million, and $2.2 million, respectively. Interest income recognized in the years ending December 31, 2012, 2011 and 2010, was $552 thousand, $261 thousand and $122 thousand, respectively.

Other real estate owned decreased to $1.6 million, consisting of two properties, at December 31, 2012, down from $6.6 million at December 31, 2011. The year-to-date decrease was primarily due to write-downs on properties of $2.0 million to their updated appraised values, and the sale of three commercial properties for $3.0 million which had a total carrying value of $2.9 million, resulting in a gain on sale of $97 thousand. For the years ended December, 31, 2012, 2011 and 2010, the net loss on sales and write-downs of other real estate owned was $1.9 million, $798 thousand and $377 thousand, respectively.

Table 7 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details the aggregate principal balance of loans and leases classified as nonaccrual (including nonaccrual troubled debt restructured loans and lease modifications), past due loans and leases, accruing troubled debt restructured loans and lease modifications, other real estate owned and related ratios.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$2,842	$4,614	$7,627	$3,275	$520
Real estate — commercial	14,340	18,085	17,750	3,482	1,758
Real estate — construction	13,588	14,479	17,307	25,395	1,640
Real estate — residential	976	191	1,625	572	813
Loans to individuals	—	—	21	—	—
Leases financings	386	838	902	774	298

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	32,132	38,207	45,232	33,498	5,029
Accruing troubled debt restructured loans and lease modifications, not included above	13,457	3,893	550	3,611	380

Total impaired loans and leases	$45,589	$42,100	$45,782	$37,109	$5,409

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	$—	$—	$—	$134	$315
Real estate — commercial	—	—	—	—	299
Real estate — residential	54	117	314	273	175
Loans to individuals	347	204	382	319	356
Leases financings	40	44	—	—	—

Total accruing loans and leases, 90 days or more past due	$441	$365	$696	$726	$1,145

Total non-performing loans and leases	$46,030	$42,465	$46,478	$37,835	$6,554

Other real estate owned	$1,607	$6,600	$2,438	$3,428	$346

Total non-performing assets	$47,637	$49,065	$48,916	$41,263	$6,900

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) to loans and leases held for investment	2.17%	2.64%	3.07%	2.35%	0.35%
Nonperforming loans and leases to loans and leases held for investment	3.11%	2.94%	3.16%	2.65%	0.45%
Nonperforming assets to total assets	2.07%	2.22%	2.29%	1.98%	0.33%
Allowance for loan and lease losses to loans and leases held for investment	1.67%	2.07%	2.10%	1.74%	0.90%
Allowance for loan and lease losses to nonaccrual loans and leases	77.01%	78.18%	68.31%	74.03%	260.85%
Allowance for loan and lease losses to nonperforming loans and leases	53.76%	70.34%	66.48%	65.54%	200.15%
Allowance for loan and lease losses	$24,746	$29,870	$30,898	$24,798	$13,118
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$579	$8,551	$1,155	$575	$807

The following table provides additional information on the Corporation’s nonaccrual loans:

(Dollars in thousands)	At December 31,
	2012	2011	2010
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$32,132	$38,207	$45,232
Nonaccrual loans and leases with partial charge-offs	8,834	9,399	10,527
Life-to-date partial charge-offs on nonaccrual loans and leases	8,999	10,040	5,497
Charge-off rate of nonaccrual loans and leases with partial charge-offs	50.5%	51.6%	34.3%
Specific reserves on impaired loans	208	1,253	1,623

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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loss factors are updated quarterly and are comprised of losses aggregated over eight quarters. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management’s evaluation of the loan or lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan and lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, or for certain impaired loans, at the present value of expected future cash flows using the loan’s initial effective interest rate.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with loss experience.

Table 8 — Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience at the dates indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Average amount of loans and leases outstanding	$1,465,448	$1,448,079	$1,442,085	$1,453,174	$1,401,971
Loan and lease loss reserve at beginning of period	$29,870	$30,898	$24,798	$13,118	$13,086
Charge-offs:
Commercial, financial and agricultural loans	9,974	6,784	3,436	4,116	6,194
Real estate loans	4,959	10,435	10,573	2,167	1,392
Loans to individuals	578	968	883	1,470	1,217
Lease financings	1,224	1,516	2,213	2,695	502

Total charge-offs	16,735	19,703	17,105	10,448	9,305

Recoveries:
Commercial, financial and agricultural loans	484	318	129	332	134
Real estate loans	401	213	772	33	28
Loans to individuals	130	174	227	434	315
Lease financings	561	491	512	443	91

Total recoveries	1,576	1,196	1,640	1,242	568

Net charge-offs	15,159	18,507	15,465	9,206	8,737
Provisions to loan and lease loss reserve	10,035	17,479	21,565	20,886	8,769

Loan and lease loss reserve at end of period	$24,746	$29,870	$30,898	$24,798	$13,118

Ratio of net charge-offs to average loans and leases	1.03%	1.28%	1.07%	0.63%	0.62%

The decrease in charge-offs during 2012 compared to 2011 was mainly due to decreased charge-offs for commercial real estate loans partially offset by increased charge-off activity for commercial, financial and agricultural loans. The increase in charge-offs during 2011 compared to 2010 was mainly due to the increased charge-off activity for commercial, financial and agricultural loans.

Table 9 — Allocated, Other Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
Commercial, financial and agricultural loans	$11,594	31%	$11,262	33%	$9,630	31%	$12,148	32%	$6,432	29%
Real estate loans	9,126	60	14,875	59	17,165	60	9,534	59	4,800	60
Loans to individuals	679	3	730	3	734	3	887	3	581	4
Lease financings	1,326	6	1,344	5	1,950	6	1,175	6	574	7
Unallocated	2,021	N/A	1,659	N/A	1,419	N/A	1,054	N/A	731	N/A

Total	$24,746	100%	$29,870	100%	$30,898	100%	$24,798	100%	$13,118	100%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 77.01% at December 31, 2012, 78.18% at December 31, 2011 and 68.31% at December 31, 2010. At December 31, 2012, the specific allowance on impaired loans was $208 thousand, or 0.5% of the balance of impaired loans of $45.2 million. At December 31, 2011, the specific allowance on impaired loans was $1.3 million, or 3.0% of the balance of impaired loans of $41.2 million. At December 31, 2010, the specific allowance on impaired loans was $1.6 million, or 3.6% of the balance of impaired loans of $44.7 million. Management closely monitors the credit worthiness and the value of underlying collateral as a commercial credit becomes past-due. These factors along with historical and economic trends, and management’s assumptions, are taken into consideration in providing the allowance for loan and lease losses. When the loan becomes impaired and is placed on non-accrual, a specific allowance is created for the impaired loan.

The ratio of the reserve for loan and lease losses to total loans and leases was 1.67% at December 31, 2012 compared to 2.07% at December 31, 2011. Allocated reserves at December 31, 2012 decreased by $5.5 million compared to December 31, 2011. The allocation of the allowance for real estate loans decreased by $5.7 million at December 31, 2012 compared to December 31, 2011 mainly due to a decrease in the historical loss factors for criticized and non-criticized commercial real estate/construction loans and a decrease in the level of criticized commercial real estate/construction loans resulting from the migration and resolution of loans through the loan workout process. The decrease in loss factors for commercial real estate/construction loans was primarily due to the lower level of charge-offs during 2012 in this loan category. The allocated reserves for commercial, financial and agricultural loans increased by $332 thousand at December 31, 2012 compared to December 31, 2011 mainly due to an increase in historical loss factors for criticized and non-criticized loans due to the higher level of charge-offs during 2012 in this loan category.

The ratio of the reserve for loan and lease losses to total loans and leases was 2.07% at December 31, 2011 compared to 2.10% at December 31, 2010. Allocated reserves at December 31, 2011 decreased by $1.3 million compared to December 31, 2010. The allocation of the allowance for real estate loans decreased by $2.3 million at December 31, 2011 compared to December 31, 2010 mainly due to lower construction loan volume, a decrease in the level of criticized commercial real estate/construction loans resulting from the migration and resolution of loans through the loan workout process, a decrease in the historical loss factor for non-criticized commercial real estate/construction loans partially offset by an increase in the historical loss factor for criticized commercial real estate/construction loans. The changes in the historical loss factors for commercial real estate/construction loans were primarily due to the migration of loans with losses from the non-criticized to criticized category during 2011. These previously discussed changes for commercial real estate/construction loans resulted in a lower total reserve on non-criticized real estate loans partially offset by a higher total reserve on criticized real estate loans at December 31, 2011 compared to December 31, 2010. The allocated reserves for commercial, financial and agricultural loans increased by $1.6 million at December 31, 2011 compared to December 31, 2010 mainly due an increase in the volume of non-criticized loans and to a lesser degree, an increase in the level of criticized loans.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $1.6 million and $1.5 million, respectively. The Corporation also has goodwill of $56.2 million at December 31, 2012, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2010 through 2012. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At December 31, 2012 and 2011, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $4.1 million and $5.8 million at December 31, 2012 and 2011, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, at December 31, 2012, the FHLB stock is recorded at cost.

LIABILITIES

The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Deposits	$1,865,333	$1,749,232	$116,101	7%
Short-term borrowings	96,282	109,740	(13,458)	(12)
Long-term borrowings	20,994	27,494	(6,500)	(24)
Accrued interest payable and other liabilities	37,955	47,394	(9,439)	(20)

Total liabilities	$2,020,564	$1,933,860	$86,704	4

Deposits

Total deposits increased $116.1 million at December 31, 2012 from December 31, 2011. The increase was primarily due to increases in noninterest-bearing demand deposits of $64.9 million, interest-bearing demand deposits of $91.4 million and savings deposits of $36.7 million. These increases were partially offset by decreases in time deposits of $77.0 million. Deposits, excluding public funds, grew $120.2 million from December 31, 2011, primarily due to attaining new customers and an overall increase in demand deposits.

Table 10 — Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Noninterest-bearing demand deposits	$327,576	$284,850	$259,303
Interest-bearing checking deposits	230,031	206,830	178,679
Money market savings	330,839	299,299	303,012
Regular savings	510,005	482,064	445,721
Time deposits	363,225	408,638	432,919

Total average deposits	$1,761,676	$1,681,681	$1,619,634

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2012:

(Dollars in thousands)
Due Three Months or Less	$37,225
Due Over Three Months to Six Months	9,613
Due Over Six Months to Twelve Months	21,129
Due Over Twelve Months	39,656

Total	$107,623

Borrowings

Short-term borrowings at December 31, 2012, included customer repurchase agreements on an overnight basis of $96.3 million. Short-term borrowings typically include customer repurchase agreements, federal funds purchased, Federal Reserve Bank discount window borrowings and short-term FHLB borrowings.

Long-term borrowings at December 31, 2012, included $375 thousand in subordinated capital notes, and $20.6 million of junior subordinated debt relating to trust preferred securities, including the capital component. At December 31, 2012, the Bank also had outstanding short-term letters of credit with the FHLB totaling $32.0 million, which were utilized to collateralize seasonal public funds deposits.

Table 11 — Short Term Borrowings

The following table details key information pertaining to customer repurchase agreements on an overnight basis at the dates indicated:

(Dollars in thousands)	2012	2011	2010
Balance at December 31	$96,282	$109,740	$90,271
Weighted average interest rate at year end	0.07%	0.20%	0.30%
Maximum amount outstanding at any month’s end	$117,291	$111,724	$109,712
Average amount outstanding during the year	$106,206	$102,873	$97,667
Weighted average interest rate during the year	0.13%	0.28%	0.40%

Other Liabilities

Total accrued interest payable and other liabilities decreased $9.4 million at December 31, 2012 from December 31, 2011. The decrease was primarily due to an $8.0 million contribution by the Corporation to the pension plan in the third quarter of 2012.

SHAREHOLDERS’ EQUITY

The following table presents the shareholders’ equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	62,101	58,495	3,606	6
Retained earnings	164,823	157,566	7,257	5
Accumulated other comprehensive loss	(6,920)	(6,101)	(819)	(13)
Treasury stock	(27,059)	(28,313)	1,254	4

Total shareholders’ equity	$284,277	$272,979	$11,298	4

Total shareholders’ equity increased since December 31, 2011 primarily due to increases in retained earnings of $7.3 million and additional paid-in capital of $3.6 million.

Retained earnings during the year ended December 31, 2012 was impacted by net income of $20.9 million partially offset by cash dividends declared of $13.4 million. Treasury stock decreased primarily due to shares issued for restricted stock awards.

Accumulated other comprehensive income related to securities of $8.3 million and $7.3 million, net of taxes, is included in shareholders’ equity at December 31, 2012 and 2011, respectively. Accumulated other comprehensive income related to securities is the unrealized gain, or difference between the book value and fair value, on the available-for-sale investment portfolio, net of taxes. The period-to-period unrealized gain was mainly a result of increases in the fair values of mortgage-backed securities.

Accumulated other comprehensive loss related to an interest rate swap, net of taxes, amounted to $1.2 million and $932 thousand at December 31, 2012 and 2011, respectively. Accumulated other comprehensive loss related to an interest-rate swap reflects the current fair value of the swap used for cash flow hedging purposes, net of taxes.

Accumulated other comprehensive loss related to pension and other post-retirement benefits, net of taxes, amounted to $14.0 million and $12.5 million at December 31, 2012 and 2011, respectively. The change in the accumulated other comprehensive income loss related to pension and other post-retirement benefits represent the changes in the actuarial losses and the prior service costs and credits that arise during the period. The change in the actuarial loss was mostly due to a decrease in the discount rate of 50 basis points.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2012, the Corporation had a Tier 1 capital ratio of 14.35% and total risked-based capital ratio of 15.62%. At December 31, 2011, the Corporation had a Tier 1 capital ratio of 14.29% and total risked-based capital ratio of 15.56%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 19 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged.

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

Credit risk in the direct consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%, but increased to 85% for the Corporation’s strongest profile borrower. Other credit considerations and compensating factors may warrant higher combined loan-to-value ratios.

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

Sources of Funds

Core deposits and cash management repurchase agreements have historically been the most significant funding sources for the Corporation. These deposits and repurchase agreements are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, thrifts, mutual funds, security dealers and others.

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $398.1 million. At December 31, 2012, there were no outstanding borrowings with the FHLB. At December 31, 2011, outstanding short-term borrowings with the FHLB totaled $5.0 million. At December 31, 2012 and 2011, the Bank also had outstanding short-term letters of credit with the FHLB totaling $32.0 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2012 and 2011. There were no outstanding borrowings under these lines at December 31, 2012 and 2011. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will. The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2012 and 2011, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements and various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2012, significant fixed and determinable contractual obligations to third parties. The most significant obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. Short-term borrowings consisting of customer repurchase agreements constitute the next largest payment obligation. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2012. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commitments

The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require the Corporation to make cash payments over time as detailed in the table below.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit and forward loan sale contracts. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

The Corporation also had possible future commitments on risk participation agreements, totaling $2.2 million at December 31, 2012. For further information regarding the Corporation’s commitments, refer to Footnote 16 of the Consolidated Financial Statements, herein.

Table 12 — Contractual Obligations

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2012. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Four Years to Five Years	Due in Over Five Years
Customer repurchase agreements (a)	$96,282	$96,282	$—	$—	$—
Subordinated capital notes(b)	377	377	—	—	—
Junior subordinated debt owed to unconsolidated subsidiary trust(c)	35,299	699	1,398	1,398	31,804
Time deposits(d)	342,654	182,987	78,048	70,830	10,789
Operating leases	26,891	2,087	3,919	3,395	17,490
Standby and commercial letters of credit	48,906	27,625	5,812	15,469	—
Commitments to extend credit (e)	480,686	126,780	46,724	19,482	287,700
Derivative loan commitments (f)	1,493	1,493	—	—	—

Total contractual obligations	$1,032,588	$438,330	$135,901	$110,574	$347,783

Notes: (a)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.
(b)	Includes interest on variable rate obligations. The interest expense associated with the variable rate obligations is based upon interest rates in effect at December 31, 2012.
(c)	Includes interest on variable rate obligations. The interest expense is based upon interest rates in effect at December 31, 2012. The trust preferred securities mature in 2033 and interest is calculated to this maturity date. The Corporation may choose to call these securities as a result of interest rate fluctuations and capital needs without penalty for the remainder of the term.
(d)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.
(e)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.
(f)	Includes the fair value of these contractual arrangements at December 31, 2012.

Interest Rate Sensitivity

The Corporation uses an interest-rate sensitivity gap analysis and interest rate simulations under various rate scenarios to measure and manage interest rate risk.

The interest sensitivity gap analysis identifies interest rate risk by showing re-pricing gaps in the Corporation’s balance sheet. The model is based on expected cash flows and re-pricing characteristics for all financial instruments at a point in time and incorporates Corporation developed, market influenced assumptions regarding the impact of changing interest rates on these financial instruments. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of either: re-pricing, maturity, contractual amortization, prepayments or likely call dates. Interest-bearing non-maturity deposits are spread over various time periods based on the expected sensitivity of these rates and based on historical behavior.

The following table presents the Corporation’s gap analysis at December 31, 2012:

Table 13 — Interest Rate Sensitivity Gap Analysis

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$98,399	$98,399
Interest-earning deposits with other banks	47,713	—	—	—	—	47,713
Investment securities	19,741	14,965	242,584	222,289	—	499,579
Loans held for sale	4,530	—	—	—	—	4,530
Loans and leases, net of reserve for loan and lease losses	623,425	200,712	509,187	148,538	(24,746)	1,457,116
Other assets	—	—	—	—	197,504	197,504

Total assets	$695,409	$215,677	$751,771	$370,827	$271,157	$2,304,841

Liabilities and shareholders’ equity:
Demand deposits—noninterest-bearing	$—	$—	$—	$—	$368,948	$368,948
Demand deposits—interest-bearing	393,644	38,659	206,180	—	—	638,483
Savings deposits	12,166	39,692	211,689	262,844	—	526,391
Time deposits	70,676	88,874	158,496	13,465	—	331,511
Borrowed funds	117,276	—	—	—	—	117,276
Other liabilities	—	—	—	—	37,955	37,955
Shareholders’ equity	—	—	—	—	284,277	284,277

Total liabilities and shareholders’ equity	$593,762	$167,225	$576,365	$276,309	$691,180	$2,304,841

Incremental gap	$101,647	$48,452	$175,406	$94,518	$(420,023)

Cumulative gap	$101,647	$150,099	$325,505	$420,023

Cumulative gap as a percentage of interest-earning assets	5.00%	7.38%	16.01%	20.65%

The table above indicates that the Corporation is asset sensitive and should experience an increase in net interest income in the near term, if interest rates rise. Accordingly, if rates decline, net interest income should decline. Actual results may differ from expected results for many reasons including market reactions, competitor responses, customer behavior and/or regulatory actions.

Management also performs a simulation of net interest income to measure short-term rate exposures. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net interest income over the next twelve months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

The changes to net interest income are shown in the below table at December 31, 2012.

Table 14 — Summary of Interest Rate Simulation

(Dollars in thousands)	Estimated Change in Net Interest Income Over Next 12 Months
	Amount of Change	Percent Change
Rate shock—Change in interest rates
+300 basis points	$9,686	12.9%
+200 basis points	5,988	8.3
+100 basis points	2,424	3.4
-100 basis points*	(4,208)	(5.6)

*	Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

The interest rate simulation demonstrates that the Corporation is asset sensitive, indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. The decrease of 100 basis points is slightly outside of the Corporation’s policy limit of 5%. In the unlikely event the Corporation should experience further declines in interest rates of this magnitude, the Corporation could restructure the investment portfolio through the sale or purchase of securities with more favorable re-pricing attributes. It could also emphasize growth in loan product with appropriate maturities or re-pricing attributes.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. In the normal course of its business activities including lending, investing, receiving deposits and borrowing funds, the Corporation is subject to changes in the economic value and/or earnings potential of the assets and liabilities due to changes in interest rates. The Corporation’s Investment Asset/Liability Management Committee, is responsible for managing interest rate risk in a manner so as to provide adequate and reliable earnings. This is accomplished through the establishment of policy limits on maximum risk exposures, as well as the regular and timely monitoring of reports designed to quantify risk and return levels. The Corporation’s Board of Directors establishes policies that govern interest rate risk management.

Information with respect to quantitative and qualitative disclosures about market risk can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including Liquidity and Interest Rate Sensitivity.

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 4, 2013

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2012	2011
ASSETS
Cash and due from banks	$98,399	$39,857
Interest-earning deposits with other banks	47,713	67,520
Investment securities held-to-maturity (fair value $71,327 and $45,639 at December 31, 2012 and 2011, respectively)	69,845	45,804
Investment securities available-for-sale	429,734	425,361
Loans held for sale	4,530	3,157
Loans and leases held for investment	1,481,862	1,446,406
Less: Reserve for loan and lease losses	(24,746)	(29,870)

Net loans and leases held for investment	1,457,116	1,416,536

Premises and equipment, net	33,222	34,303
Goodwill	56,238	53,169
Other intangibles, net of accumulated amortization and fair value adjustments of $10,475 and $11,646 at December 31, 2012 and 2011, respectively	6,456	4,870
Bank owned life insurance	61,409	61,387
Accrued interest receivable and other assets	40,179	54,875

Total assets	$2,304,841	$2,206,839

LIABILITIES
Demand deposits, noninterest-bearing	$368,948	$304,006
Demand deposits, interest-bearing	638,483	547,034
Savings deposits	526,391	489,692
Time deposits	331,511	408,500

Total deposits	1,865,333	1,749,232

Customer repurchase agreements	96,282	109,740
Accrued interest payable and other liabilities	37,955	47,394
Long-term debt	—	5,000
Subordinated notes	375	1,875
Junior subordinated debt owed to unconsolidated subsidiary trust	20,619	20,619

Total liabilities	2,020,564	1,933,860

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 48,000,000 shares authorized at December 31, 2012 and 2011; 18,266,404 shares issued at December 31, 2012 and and 2011; and 16,770,232 and 16,702,376 shares outstanding at December 31, 2012 and 2011, respectively	91,332	91,332
Additional paid-in capital	62,101	58,495
Retained earnings	164,823	157,566
Accumulated other comprehensive loss, net of tax benefit	(6,920)	(6,101)
Treasury stock, at cost; 1,496,172 shares and 1,564,028 shares at December 31, 2012 and 2011, respectively	(27,059)	(28,313)

Total shareholders’ equity	284,277	272,979

Total liabilities and shareholders’ equity	$2,304,841	$2,206,839

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Interest income
Interest and fees on loans and leases:
Taxable	$65,479	$67,902	$71,822
Exempt from federal income taxes	4,725	4,918	4,178

Total interest and fees on loans and leases	70,204	72,820	76,000

Interest and dividends on investment securities:
Taxable	5,951	8,063	10,377
Exempt from federal income taxes	4,335	4,469	4,554
Other interest income	164	116	72

Total interest income	80,654	85,468	91,003

Interest expense
Interest on demand deposits	686	939	1,302
Interest on savings deposits	790	1,468	2,555
Interest on time deposits	5,162	6,576	10,054
Interest on short-term borrowings	326	332	2,116
Interest on long-term borrowings	1,210	1,413	1,442

Total interest expense	8,174	10,728	17,469

Net interest income	72,480	74,740	73,534
Provision for loan and lease losses	10,035	17,479	21,565

Net interest income after provision for loan and lease losses	62,445	57,261	51,969

Noninterest income
Trust fee income	6,777	6,344	6,080
Service charges on deposit accounts	4,429	5,057	6,693
Investment advisory commission and fee income	5,363	5,373	4,626
Insurance commission and fee income	8,531	7,733	7,694
Other service fee income	5,855	5,240	5,046
Bank owned life insurance income	2,670	1,668	1,270
Other-than-temporary impairment on equity securities	(13)	(16)	(62)
Net gain on sales of investment securities	305	1,417	432
Net gain on mortgage banking activities	6,088	1,868	2,960
Net loss on interest rate swap	—	—	(1,072)
Net gain (loss) on sales and dispositions of fixed assets	1,257	(12)	(11)
Net loss on sales and write-downs of other real estate owned	(1,904)	(798)	(377)
Other	902	533	1,139

Total noninterest income	40,260	34,407	34,418

Noninterest expense
Salaries, commissions and benefits	44,287	38,230	38,034
Net occupancy	5,716	5,782	5,476
Equipment	4,486	4,002	3,811
Marketing and advertising	1,725	1,760	2,318
Deposit insurance premiums	1,689	2,039	2,670
Other	18,379	16,197	15,040

Total noninterest expense	76,282	68,010	67,349

Income before income taxes	26,423	23,658	19,038
Income taxes	5,551	4,776	3,282

Net income	$20,872	$18,882	$15,756

Net income per share:
Basic	$1.25	$1.13	$0.95
Diluted	1.24	1.13	0.95
Dividends declared	0.80	0.80	0.80

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2012			2011			2010
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$26,423	$5,551	$20,872	$23,658	$4,776	$18,882	$19,038	$3,282	$15,756
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	1,888	660	1,228	11,282	3,949	7,333	(6,535)	(2,287)	(4,248)
Less: reclassification adjustment for net gains on sales realized in net income	(305)	(107)	(198)	(1,417)	(496)	(921)	(432)	(151)	(281)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	13	5	8	16	6	10	62	22	40

Total net unrealized gains (losses) on available-for-sale investment securities	1,596	558	1,038	9,881	3,459	6,422	(6,905)	(2,416)	(4,489)
Net change in fair value of derivatives used for cash flow hedges	(474)	(165)	(309)	(1,926)	(674)	(1,252)	(1,277)	(447)	(830)
Defined benefit pension plans:
Net unrealized losses arising during the period	(3,297)	(1,154)	(2,143)	(7,418)	(2,596)	(4,822)	(1,858)	(650)	(1,208)
Less: amortization of net loss included in net periodic pension costs	1,170	409	761	743	260	483	693	243	450
Less: accretion of prior service cost included in net periodic pension costs	(255)	(89)	(166)	(255)	(89)	(166)	(256)	(91)	(165)

Total defined benefit pension plans	(2,382)	(834)	(1,548)	(6,930)	(2,425)	(4,505)	(1,421)	(498)	(923)

Other comprehensive (loss) income	(1,260)	(441)	(819)	1,025	360	665	(9,603)	(3,361)	(6,242)

Total comprehensive income	$25,163	$5,110	$20,053	$24,683	$5,136	$19,547	$9,435	$(79)	$9,514

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2009	16,465,083	$(524)	$91,332	$60,126	$150,507	$(33,634)	$267,807
Net income for 2010					15,756		15,756
Other comprehensive loss, net of income tax benefit		(6,242)					(6,242)
Cash dividends declared ($0.80 per share)					(13,284)		(13,284)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	123,750				(605)	2,794	2,189
Purchases of treasury stock	(8,512)					(153)	(153)
Restricted stock awards granted	67,982			(1,206)	(396)	1,593	(9)
Vesting of restricted stock awards				160			160

Balance at December 31, 2010	16,648,303	(6,766)	91,332	59,080	151,978	(29,400)	266,224

Net income for 2011					18,882		18,882
Other comprehensive income, net of income tax		665					665
Cash dividends declared ($0.80 per share)					(13,382)		(13,382)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	141,485			65	13	2,209	2,287
Expired stock options					28		28
Repurchase of cancelled restricted stock awards	(8,654)			166		(166)	—
Purchases of treasury stock	(137,494)					(1,928)	(1,928)
Restricted stock awards granted	58,736			(1,019)	47	972	—
Vesting of restricted stock awards				203			203

Balance at December 31, 2011	16,702,376	(6,101)	91,332	58,495	157,566	(28,313)	272,979

Net income for 2012					20,872		20,872
Other comprehensive income, net of income tax		(819)					(819)
Cash dividends declared ($0.80 per share)					(13,411)		(13,411)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	150,579				(70)	2,585	2,515
Repurchase of cancelled restricted stock awards	(13,125)			300		(300)	—
Stock-based compensation				4,544			4,544
Tax expense on stock-based compensation				(84)			(84)
Purchases of treasury stock	(140,755)					(2,319)	(2,319)
Restricted stock awards granted	71,157			(1,154)	(134)	1,288	—

Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$20,872	$18,882	$15,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,035	17,479	21,565
Depreciation of premises and equipment	2,925	2,591	2,517
Other-than-temporary impairment on equity securities	13	16	62
Net gain on sales of investment securities	(305)	(1,417)	(432)
Net gain on mortgage banking activities	(6,088)	(1,868)	(2,960)
Net loss on interest rate swap	—	—	1,072
Net (gain) loss on dispositions and sales of fixed assets	(1,257)	12	11
Net loss on sales and write-downs of other real estate owned	1,904	798	377
Bank owned life insurance income	(2,670)	(1,668)	(1,270)
Net amortization (accretion) on investment securities	2,470	641	(18)
Amortization, fair market value adjustments and capitalization of other intangibles	(597)	607	100
Stock-based compensation	1,267	888	1,045
Deferred tax expense (benefit)	2,540	1,613	(2,247)
Other adjustments to reconcile net income to cash provided by operating activities	—	—	(190)
Originations of loans held for sale	(325,569)	(176,503)	(170,266)
Proceeds from the sale of loans held for sale	329,569	179,414	170,098
Contributions to pension and other postretirement benefit plans	(8,215)	(2,325)	(2,139)
Decrease in accrued interest receivable and other assets	8,065	692	3,734
Increase (decrease) in accrued interest payable and other liabilities	2,180	2,846	(1,969)

Net cash provided by operating activities	37,139	42,698	34,846

Cash flows from investing activities:
Net cash paid due to acquisitions, net of cash acquired	(3,225)	(1,849)	(927)
Net capital expenditures	(578)	(2,301)	(2,932)
Proceeds from maturities and calls of securities held-to-maturity	—	32	72
Proceeds from maturities and calls of securities available-for-sale	164,943	212,964	287,035
Proceeds from sales of securities available-for-sale	57,186	40,481	13,466
Purchases of investment securities held-to-maturity	(24,697)	(45,952)	—
Purchases of investment securities available-for-sale	(226,429)	(201,025)	(352,989)
Purchases of lease financings	—	—	(4,816)
Net increase in loans and leases	(50,615)	(1,153)	(55,800)
Net decrease (increase) in interest-earning deposits	19,807	(49,957)	30,499
Proceeds from sales of other real estate owned	3,012	2,681	1,843
Purchases of bank owned life insurance	—	(12,500)	—
Proceeds from bank owned life insurance	2,415	791	—

Net cash used in investing activities	(58,181)	(57,788)	(84,549)

Cash flows from financing activities:
Net increase in deposits	116,101	62,962	122,013
Net decrease in short-term borrowings	(18,458)	(5,131)	(68,508)
Repayment of subordinated debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(2,319)	(1,928)	(153)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,515	2,287	2,189
Cash dividends paid	(16,755)	(13,367)	(13,249)

Net cash provided by financing activities	79,584	43,323	40,792

Net increase (decrease) in cash and due from banks	58,542	28,233	(8,911)
Cash and due from banks at beginning of year	39,857	11,624	20,535

Cash and due from banks at end of year	$98,399	$39,857	$11,624

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,701	$11,202	$21,202
Income taxes, net of refunds received	1,819	4,626	2,730
Noncash transactions:
Noncash transfer of loans to other real estate owned	$—	$7,426	$1,205
Noncash transfer of loans held for investment to loans held for sale	2,599	—	—
Contingent consideration recorded as goodwill	842	—	—

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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance and Univest Capital were formed to enhance the traditional banking and trust services provided by the Bank. The Corporation’s former subsidiary, Univest Reinsurance Corporation, was liquidated during the third quarter of 2012 and the net assets were transferred to the Corporation. Univest Investments, Univest Insurance and Univest Capital do not currently meet the quantitative and qualitative thresholds for separate disclosure provided as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically this is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-two banking offices and provides banking and trust services to the residents and employees of twelve retirement communities. Banking services are also available on-line at the Corporation’s websites at www.univest.net.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and Univest Delaware, Inc. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current-year presentation.

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

Correction of an Immaterial Accounting Error

In December 2012, the Corporation identified an immaterial balance sheet accounting error related to its 2003 Long-Term Incentive Plan. Stock-based compensation recognized in the Corporation’s income statement was incorrectly recorded in other liabilities versus the correct classification of additional paid-in capital on the balance sheet. The correction resulted in an adjustment from other liabilities to shareholders’ equity of $3.7 million at December 31, 2012. Prior periods presented in the Corporation’s financial statements have not been adjusted to reflect this correction as it was determined to be an immaterial balance sheet accounting error.

Interest-earning Deposits with Other Banks

Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2012 or 2011. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the level yield method.

Management evaluates debt securities, which are comprised of U.S. Government, Government Sponsored Agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell, and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery, is recognized in other comprehensive income, net of tax. The Corporation has not recognized any other-than-temporary impairment charges on debt securities during the years of 2010 through 2012.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis in the individual securities within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs.

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

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Nonaccrual loans and leases, and those which are troubled debt restructured, are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loss factors are updated quarterly and are comprised of losses aggregated over eight quarters. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease, in the case of non-collateral dependent borrowings, will not be realized. Certain impaired loans are reported at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, or for certain impaired loans, at the present value of expected future cash flows using the loan’s initial effective interest rate. For commercial impaired loans which are collateral dependent, the fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation less management’s estimated costs to sell. Appraisals are updated annually and obtained more frequently if changes in the property or market conditions warrant. Once an updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the collateral dependent loan, a charge-off to the reserve for loan and lease losses is recorded for the difference.

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

The Corporation maintains an unallocated reserve to recognize the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and allocated losses in the portfolio. There are many factors considered such as the inherent delay in obtaining information regarding a customer’s financial condition or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in the interpretation of economic trends and the judgmental nature of collateral assessments. The Corporation also maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. In addition, the Bank’s primary examiner, as a regular part of their examination process, may require the Bank to increase the level of reserves.

Premises and Equipment

Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets. The estimated useful life for new buildings constructed on land owned is forty years, and for new buildings constructed on leased land, is the lesser of forty years or the lease term including anticipated renewable terms. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Land improvements are considered to have estimated useful lives of fifteen years or the lease term including anticipated renewable terms. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years.

Goodwill and Other Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to fifteen years. Customer related intangibles are amortized over their estimated useful lives of five to twelve years. Covenants not to compete are amortized over their three to five-year contractual lives. The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. There can be no assurance that future impairment analyses will not result in a charge to earnings.

Mortgage servicing rights (MSRs) are recognized as separate assets when mortgage loans are sold and the servicing rights are retained. Capitalized MSRs are reported in other intangible assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. MSRs are evaluated for impairment, on a quarterly basis, based upon the fair value of the servicing rights as compared to amortized cost. The Corporation estimates the fair value of MSRs using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSRs are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.

Bank Owned Life Insurance

The Corporation carries bank owned life insurance (BOLI) at the net cash surrender value of the policies. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank owned life insurance are reflected in the statement of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement/ termination period.

Other Real Estate Owned

Other real estate owned represents properties acquired through customers’ loan defaults and is included in other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair value of the property, less estimated costs to sell. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gain or loss upon the sale of real estate owned is recorded in other noninterest income. Expenses incurred in connection with holding such assets are recorded in other noninterest expense.

Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the underlying forecasted transaction is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in the consolidated statement of operations. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage-backed securities to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward loan sale commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of operations.

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

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred income taxes are provided for temporary differences between amounts reported for financial statement and tax purposes. Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are “more likely than not.” If management determines that the Corporation is not more likely than not, to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Penalties are recorded in noninterest expense in the year they are assessed and paid and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and paid and is treated as a deductible expense for tax purposes.

Retirement Plans and Other Postretirement Benefits

Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits under the noncontributory retirement plan, in its current form, were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Employees hired on or after December 8, 2009 are no longer eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions, with the understanding that the future growth and continued success of the Corporation’s business may well reflect the continued services to be rendered by these employees and the Corporation’s desire to be reasonably assured that these employees will continue to serve and realizing that if these employees would enter into competition with the Corporation, it would suffer severe financial loss. The SNQPP was established prior to the existence of a 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not actively offered to new participants. These non-qualified plans are accounted for under guidance for deferred compensation arrangements.

Stock-Based Compensation

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

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2012 and 2011, 103,807 and 106,827 shares, respectively, were issued under the dividend reinvestment plan, with 730,742 shares available for future purchase at December 31, 2012.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Administrative Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Compensation expense is recognized if the discount is greater than 5% of the fair value. During 2012 and 2011, 20,933 and 21,266 shares, respectively, were issued under the employee stock purchase plan, with 776,090 shares available for future purchase at December 31, 2012.

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

The accounting standards related to Subsidiary Trusts, as interpreted by the SEC, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts remain in the Corporation’s long-term debt.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify testing indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not, that its fair value is less than its carrying amount. The amendment became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 or January 1, 2013 for the Corporation. Early adoption was permitted. The standard did not have any impact on the Corporation’s financial statements.

In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income and to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance requires entities to report the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This update became effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and was to be applied retrospectively. In December 2011, the FASB issued an ASU deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The Corporation adopted the two separate but consecutive financial statements approach for the three months ended March 31, 2012 and retrospectively for the three months ended March 31, 2011 by including consolidated statements of comprehensive income after the consolidated statements of income in this report. The standard did not have a material impact on the Corporation’s financial statements.

In May 2011, the FASB issued an ASU regarding fair value measurements which establishes a global standard in U.S. GAAP and IFRS for applying fair value measurements and disclosures. Consequently, the amendments in this update change the wording to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and most of the amendments are not intended to result in a change of the application of fair value measurement requirements. Additional disclosures required include: 1) for fair value measurements categorized within Level 3 of the fair value hierarchy: a) the valuation processes used by the reporting entity; and b) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any; and 2) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This amendment became effective for fiscal years and interim periods within those years, beginning after December 15, 2011, or March 31, 2012 for the Corporation, and was to be applied prospectively. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in expanded disclosures effective March 31, 2012, which are included in Note 18, “Fair Value Disclosures.”

Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2012 and 2011 was $7.0 million and $6.2 million, respectively, and was satisfied by vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Philadelphia. The average balances at the Federal Reserve Bank of Philadelphia were $64.2 million and $60.7 million for the years ended December 31, 2012 and 2011, respectively.

The Corporation also maintains interest-earning deposit accounts at other financial institutions as collateral for Risk Participation Agreements. The pledging requirement at December 31, 2012 and 2011 was $1.6 million and $1.5 million, respectively. See Note 16 – Commitments and Contingencies for additional information.

Note 3. Acquisition

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

The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended June 30, 2015 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $842 thousand in other liabilities. The estimated fair value of the contingent consideration liability was calculated using a discounted cash flow model of estimated future contingent payments based on projected revenue related to the acquired business. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $1.7 million cumulative over the next three years. The fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability is recorded through noninterest expense.

As a result of the Javers Group acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over eight years using the sum-of-the-years-digits amortization method. The acquisition was accounted for in accordance with accounting standards for business combinations.

Note 4. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2012 and 2011, by contractual maturity within each type:

	At December 31, 2012				At December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$3,026	$7	$—	$3,033	$—	$—	$—	$—
After 1 year to 5 years	66,819	1,526	(51)	68,294	45,804	154	(319)	45,639

	69,845	1,533	(51)	71,327	45,804	154	(319)	45,639

Total	$69,845	$1,533	$(51)	$71,327	$45,804	$154	$(319)	$45,639

Securities Available-for-Sale
U.S. treasuries:
Within 1 year	$—	$—	$—	$—	$2,525	$—	$—	$2,525
After 5 years to 10 years	4,960	—	(22)	4,938	—	—	—	—

	4,960	—	(22)	4,938	2,525	—	—	2,525

U.S. government corporations and agencies:
Within 1 year	1,517	9	—	1,526	10,009	77	—	10,086
After 1 year to 5 years	148,120	1,509	(70)	149,559	143,189	1,022	(33)	144,178
After 5 years to 10 years	20,953	109	(5)	21,057	—	—	—	—

	170,590	1,627	(75)	172,142	153,198	1,099	(33)	154,264

State and political subdivisions:
Within 1 year	4,607	75	—	4,682	752	5	—	757
After 1 year to 5 years	4,130	88	(19)	4,199	10,082	308	(16)	10,374
After 5 years to 10 years	36,499	1,245	(7)	37,737	11,846	664	(3)	12,507
Over 10 years	70,495	5,055	—	75,550	87,896	5,472	(1)	93,367

	115,731	6,463	(26)	122,168	110,576	6,449	(20)	117,005

Residential mortgage-backed securities:
After 5 years to 10 years	20,140	777	—	20,917	20,745	743	—	21,488
Over 10 years	66,962	2,861	—	69,823	55,328	2,665	(680)	57,313

	87,102	3,638	—	90,740	76,073	3,408	(680)	78,801

Commercial mortgage obligations:
After 1 year to 5 years	41	—	—	41	—	—	—	—
After 5 years to 10 years	626	7	—	633	5,547	124	—	5,671
Over 10 years	25,698	645	(5)	26,338	54,994	799	—	55,793

	26,365	652	(5)	27,012	60,541	923	—	61,464

Corporate bonds:
After 1 year to 5 years	4,993	21	—	5,014	4,991	—	(224)	4,767

	4,993	21	—	5,014	4,991	—	(224)	4,767

Money market mutual funds:
Within 1 year	4,878	—	—	4,878	3,851	—	—	3,851

	4,878	—	—	4,878	3,851	—	—	3,851

Equity securities:
No stated maturity	2,279	696	(133)	2,842	2,364	544	(224)	2,684

	2,279	696	(133)	2,842	2,364	544	(224)	2,684

Total	$416,898	$13,097	$(261)	$429,734	$414,119	$12,423	$(1,181)	$425,361

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at December 31, 2012 and 2011 do not represent other-than-temporary impairments.

Securities with a carrying value of $368.2 million and $338.6 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available for sale during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Securities available for sale:
Proceeds from sales	$57,186	$40,481	$13,466
Gross realized gains on sales	1,201	1,428	453
Gross realized losses on sales	896	11	21
Tax expense related to net realized gains on sales	107	496	151

The Corporation realized other-than-temporary impairment charges of $13 thousand and $16 thousand, respectively, to noninterest income on its equity portfolio during the years ended December 31, 2012 and 2011. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other under-water equity securities, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation did not consider those investments to be other-than-temporarily impaired at December 31, 2012 and 2011.

At December 31, 2012 and 2011, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2012 and 2011:

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,938	$(22)	$—	$—	$4,938	$(22)
U.S. government corporations and agencies	36,793	(75)	—	—	36,793	(75)
State and political subdivisions	4,574	(14)	480	(12)	5,054	(26)
Commercial mortgage obligations	5,006	(5)	—	—	5,006	(5)
Corporate bonds	10,410	(51)	—	—	10,410	(51)
Equity securities	976	(133)	—	—	976	(133)

Total	$62,697	$(300)	$480	$(12)	$63,177	$(312)

	At December 31, 2011
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$24,967	$(33)	$—	$—	$24,967	$(33)
State and political subdivisions	—	—	1,997	(20)	1,997	(20)
Residential mortgage-backed securities	5,184	(20)	3,311	(660)	8,495	(680)
Corporate bonds	34,851	(543)	—	—	34,851	(543)
Equity securities	920	(224)	—	—	920	(224)

Total	$65,922	$(820)	$5,308	$(680)	$71,230	$(1,500)

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2012	2011
Commercial, financial and agricultural	$468,421	$477,662
Real estate-commercial	530,122	514,953
Real estate-construction	91,250	90,397
Real estate-residential secured for business purpose	35,179	32,481
Real estate-residential secured for personal purpose	146,526	132,245
Real estate-home equity secured for personal purpose	82,727	80,478
Loans to individuals	43,780	44,965
Lease financings	83,857	73,225

Total loans and leases held for investment, net of deferred income	$1,481,862	$1,446,406

Unearned lease income, included in the above table	$(12,355)	$(9,965)
Net deferred costs (fees), included in the above table	$1,432	$876
Overdraft deposits included in the above table	$128	$123

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The Corporation is a lessor of primarily equipment under agreements expiring at various dates through the year 2019. At December 31, 2012 and 2011, the schedule of minimum lease payments receivable is as follows:

	At December 31
(Dollars in thousands)	2012	2011
Within 1 year	$37,750	$37,552
After 1 year through 2 years	25,917	22,670
After 2 years through 3 years	17,321	13,688
After 3 years through 4 years	10,728	6,769
After 4 years through 5 years	4,356	2,461
Thereafter	140	50

Total future minimum lease payments receivable	96,212	83,190
Less: Unearned income	(12,355)	(9,965)

Total lease financing receivables, net of unearned income	$83,857	$73,225

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at December 31, 2012 and 2011:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At December 31, 2012
Commercial, financial and agricultural	$416	$95	$—	$511	$464,588	$468,421	$—
Real estate-commercial real estate and construction:
Commercial real estate	1,173	—	—	1,173	504,086	530,122	—
Construction	306	—	—	306	74,959	91,250	—
Real estate-residential and home equity:
Residential secured for business purpose	1,663	—	—	1,663	33,344	35,179	—
Residential secured for personal purpose	1,617	152	—	1,769	143,953	146,526	—
Home equity secured for personal purpose	276	64	54	394	82,333	82,727	54
Loans to individuals	551	115	347	1,013	42,729	43,780	347
Lease financings	1,001	273	40	1,314	82,138	83,857	40

Total	$7,003	$699	$441	$8,143	$1,428,130	$1,481,862	$441

At December 31, 2011
Commercial, financial and agricultural	$3,741	$33	$—	$3,774	$469,197	$477,662	$—
Real estate-commercial real estate and construction:
Commercial real estate	2,212	723	—	2,935	491,498	514,953	—
Construction	—	—	—	—	74,656	90,397	—
Real estate-residential and home equity:
Residential secured for business purpose	340	—	—	340	32,026	32,481	—
Residential secured for personal purpose	1,783	—	—	1,783	130,405	132,245	—
Home equity secured for personal purpose	298	68	117	483	79,968	80,478	117
Loans to individuals	386	236	204	826	44,089	44,965	204
Lease financings	1,203	544	44	1,791	70,535	73,225	44

Total	$9,963	$1,604	$365	$11,932	$1,392,374	$1,446,406	$365

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications), and accruing troubled debt restructured loans and lease modifications at December 31, 2012 and 2011:

	At December 31,
	2012			2011
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases*	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases*
Commercial, financial and agricultural	$2,842	$480	$3,322	$4,614	$77	$4,691
Real estate-commercial real estate and construction:
Commercial real estate	14,340	10,523	24,863	18,085	2,435	20,520
Construction	13,588	2,397	15,985	14,479	1,262	15,741
Real estate-residential and home equity:
Residential secured for business purpose	172	—	172	107	8	115
Residential secured for personal purpose	804	—	804	57	—	57
Home equity secured for personal purpose	—	—	—	27	—	27
Loans to individuals	—	38	38	—	50	50
Lease financings	386	19	405	838	61	899

Total	$32,132	$13,457	$45,589	$38,207	$3,893	$42,100

*	Includes non-accrual troubled debt restructured loans and lease modifications of $579 thousand and $8.6 million at December 31, 2012 and December 31, 2011, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2012 and 2011.

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

1.	Cash Secured – No credit risk
2.	Fully Secured – Negligible credit risk
3.	Strong – Minimal credit risk
4.	Satisfactory – Nominal credit risk
5.	Acceptable – Moderate credit risk
6.	Pre-Watch – Marginal, but stable credit risk
7.	Special Mention – Potential weakness
8.	Substandard – Well-defined weakness
9.	Doubtful – Collection in-full improbable
10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate–Commercial		Real Estate–Construction		Real Estate–Residential Secured for Business Purpose
	At December 31,		At December 31,		At December 31,		At December 31,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Grade:
1. Cash secured / 2. Fully secured	$2,263	$2,426	$—	$—	$—	$—	$—	$—
3. Strong	5,227	4,441	9,591	9,365	3,907	1,124	—	—
4. Satisfactory	40,747	32,730	25,837	28,517	1,783	89	335	1,309
5. Acceptable	260,042	289,835	321,194	296,499	26,331	35,207	22,764	18,990
6. Pre-watch	106,436	79,402	110,476	100,581	42,190	33,993	8,458	8,853
7. Special Mention	31,825	26,162	16,187	29,055	548	1,715	288	663
8. Substandard	21,881	40,634	45,844	49,943	16,491	18,269	3,334	2,666
9. Doubtful	—	2,032	993	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$468,421	$477,662	$530,122	$514,953	$91,250	$90,397	$35,179	$32,481

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings by payment activity. Nonperforming loans and leases are loans past due 90 days or more and loans and leases on non-accrual of interest as well as troubled debt restructured loans. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans and leases with a well-defined weakness and where collection in-full is improbable.

Credit Exposure – Real Estate–Residential Secured for Personal Purpose, Real Estate–Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate–Residential Secured for Personal Purpose		Real Estate–Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
	At December 31,		At December 31,		At December 31,		At December 31,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Performing	$145,722	$132,188	$82,673	$80,334	$43,395	$44,711	$83,412	$72,282
Nonperforming	804	57	54	144	385	254	445	943

Total	$146,526	$132,245	$82,727	$80,478	$43,780	$44,965	$83,857	$73,225

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

In the real estate-home equity loan portfolio secured for a personal purpose, credit exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to the Corporation’s underwriting policies. Combined loan-to-value ratios are generally limited to 80%, but increased to 85% for the Corporation’s strongest profile borrower. Other credit considerations and compensating factors may warrant higher combined loan-to-value ratios.

Credit risk for direct consumer loans is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. These loans are included within the portfolio of loans to individuals.

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and leases losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the years ended December 31, 2012 and 2011.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs*	(9,974)	(4,803)	—	(156)	(578)	(1,224)	N/A	(16,735)
Recoveries	484	334	60	7	130	561	N/A	1,576
Provision (recovery of provision)	9,822	(1,341)	(244)	394	397	645	362	10,035

Ending balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746

For the Year Ended December 31, 2011
Reserve for loan and lease losses:
Beginning balance	$9,630	$15,288	$1,333	$544	$734	$1,950	$1,419	$30,898
Charge-offs	(6,784)	(10,033)	(323)	(79)	(968)	(1,516)	N/A	(19,703)
Recoveries	318	151	43	19	174	491	N/A	1,196
Provision (recovery of provision)	8,098	7,911	(230)	251	790	419	240	17,479

Ending balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870

*	Includes charge-offs of $1.3 million on commercial real estate loans which were subsequently transferred to loans held for sale in September 2012 and sold during the fourth quarter of 2012.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At December 31, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$208	$—	$—	$—	$—	$—	$	N/A	$208
Ending balance: collectively evaluated for impairment	11,386	7,507	639	980	679	1,326		2,021	24,538

Ending balance	$11,594	$7,507	$639	$980	$679	$1,326		$2,021	$24,746

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$3,322	$40,848	$172	$804	$38	$—			$45,184
Ending balance: collectively evaluated for impairment	465,099	580,524	35,007	228,449	43,742	83,857			1,436,678

Ending balance	$468,421	$621,372	$35,179	$229,253	$43,780	$83,857			$1,481,862

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At December 31, 2011
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$510	$743	$—	$—	$—	$—	$	N/A	$1,253
Ending balance: collectively evaluated for impairment	10,752	12,574	823	735	730	1,344		1,659	28,617

Ending balance	$11,262	$13,317	$823	$735	$730	$1,344		$1,659	$29,870

Loans and leases held for investment :
Ending balance: individually evaluated for impairment	$4,691	$36,261	$115	$84	$50	$—			$41,201
Ending balance: collectively evaluated for impairment	472,971	569,089	32,366	212,639	44,915	73,225			1,405,205

Ending balance	$477,662	$605,350	$32,481	$212,723	$44,965	$73,225			$1,446,406

A summary of the activity in the reserve for loan and lease losses is as follows:

(Dollars in thousands)	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$29,870	$30,898	$24,798
Provision for loan and lease losses	10,035	17,479	21,565
Loans and leases charged off	(16,735)	(19,703)	(17,105)
Recoveries	1,576	1,196	1,640

Balance at end of year	$24,746	$29,870	$30,898

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2012 and 2011.

	At December 31,
	2012			2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$2,646	$4,504		$3,384	$4,422
Real estate–commercial real estate	24,863	30,991		19,453	27,146
Real estate–construction	15,985	17,959		15,741	17,268
Real estate–residential secured for business purpose	172	184		115	631
Real estate–residential secured for personal purpose	804	804		57	57
Real estate–home equity secured for personal purpose	—	—		27	27
Loans to individuals	38	55		50	58

Total impaired loans with no related allowance recorded:	$44,508	$54,497		$38,827	$49,609

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$676	$717	$208	$1,307	$1,700	$510
Real estate–commercial real estate	—	—	—	1,067	1,067	743

Total impaired loans with an allowance recorded	$676	$717	$208	$2,374	$2,767	$1,253

Total impaired loans:
Commercial, financial and agricultural	$3,322	$5,221	$208	$4,691	$6,122	$510
Real estate–commercial real estate	24,863	30,991	—	20,520	28,213	743
Real estate–construction	15,985	17,959	—	15,741	17,268	—
Real estate–residential secured for business purpose	172	184	—	115	631	—
Real estate–residential secured for personal purpose	804	804	—	57	57	—
Real estate–home equity secured for personal purpose	—	—	—	27	27	—
Loans to individuals	38	55	—	50	58	—

Total impaired loans:	$45,184	$55,214	$208	$41,201	$52,376	$1,253

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$592	$—	$—	$—	$—	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	5,189	82	288	6,357	30	377	3,790	13	234
Real estate—commercial real estate	20,756	348	1,086	18,850	130	1,300	8,280	63	744
Real estate—construction	16,207	117	763	16,720	64	886	20,228	—	1,062
Real estate—residential secured for business purpose	156	—	7	306	6	14	928	29	63
Real estate—residential secured for personal purpose	293	—	17	491	25	25	1,201	13	62
Real estate—home equity secured for personal purpose	2	—	—	25	1	1	231	—	9
Loans to individuals	47	5	—	57	5	1	62	4	—

Total	$43,242	$552	$2,161	$42,806	$261	$2,604	$34,720	$122	$2,174

*	Includes interest income recognized on accruing troubled debt restructured loans of $485 thousand, $196 thousand and $97 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due is held in a reserve for uncollected interest. The reserve for uncollected interest was $15 thousand and $0 thousand at December 31, 2012 and 2011, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $119 thousand and $108 thousand at December 31, 2012 and 2011, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured during the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012				2011
(Dollars in thousands)	Number of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	13	$3,635	$3,635	$—	2	$80	$80	$—
Real estate—commercial real estate	5	2,630	2,630	—	5	2,438	2,435	—
Real estate—construction	3	1,550	1,550	—	5	2,182	2,182	—
Real estate—residential secured for business purpose	—	—	—	—	1	98	98	—
Real estate—residential secured for personal purpose	—	—	—	—	1	156	156	—
Real estate—home equity secured for personal purpose	—	—	—	—	1	31	31	—

Total	21	$7,815	$7,815	$—	15	$4,985	$4,982	$—

	For the Years Ended December 31,
	2012				2011
(Dollars in thousands)	Number of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$448	$448	$—	—	$—	$—	$—
Real estate—commercial real estate	1	124	124	—	3	11,368	11,368	—
Real estate—residential secured for personal purpose	1	485	485	—	1	61	61	—

Total	4	$1,057	$1,057	$—	4	$11,429	$11,429	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans were primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans were current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and non-accrual loans that were restructured during the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	Maturity Date Extension and Interest Rate Reduction		Interest Only Terms Extension		Interest Rate Reduction		Temporary Payment Reduction		Maturity Date Extension		Temporary Payment Suspension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural *	—	$—	4	$1,316	—	$—	6	$452	3	$1,867	—	$—	13	$3,635
Real estate—commercial real estate	—	—	3	2,267	—	—	1	188	1	175	—	—	5	2,630
Real estate—construction	—	—	3	1,550	—	—	—	—	—	—	—	—	3	1,550

Total	—	$—	10	$5,133	—	$—	7	$640	4	$2,042	—	$—	21	$7,815

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural **	—	$—	—	$—	—	$—	—	$—	—	$—	2	$448	2	$448
Real estate—commercial real estate **	—	—	—	—	—	—	—	—	—	—	1	124	1	124
Real estate—residential secured for personal purpose	—	—	—	—	—	—	1	485	—	—	—	—	1	485

Total	—	$—	—	$—	—	$—	1	$485	—	$—	3	$572	4	$1,057

*	During the third quarter of 2012, five troubled debt restructured loans totaling $3.0 million were paid off.
**	During the fourth quarter of 2012, three nonaccrual troubled debt restructured loans totaling $572 thousand were sold.

	For the Year Ended December 31, 2011
	Maturity Date Extension and Interest Rate Reduction		Interest Only Terms Extension		Interest Rate Reduction		Temporary Payment Reduction		Maturity Date Extension		Temporary Payment Suspension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$80	—	$—	—	$—	—	$—	—	$—	—	$—	2	$80
Real estate—commercial real estate	1	1,242	4	1,193	—	—	—	—	—	—	—	—	5	2,435
Real estate—construction	—	—	5	2,182	—	—	—	—	—	—	—	—	5	2,182
Real estate—residential secured for business purpose	—	—	—	—	1	98	—	—	—	—	—	—	1	98
Real estate—residential secured for personal purpose	—	—	—	—	—	—	1	156	—	—	—	—	1	156
Real estate—home equity secured for personal purpose	—	—	—	—	—	—	1	31	—	—	—	—	1	31

Total	3	$1,322	9	$3,375	1	$98	2	$187	—	$—	—	$—	15	$4,982

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$1,936	1	$6,667	1	$2,765	—	$—	—	$—	3	$11,368
Real estate—residential secured for personal purpose	—	—	—	—	—	—	1	61	—	—	—	—	1	61

Total	—	$—	1	$1,936	1	$6,667	2	$2,826	—	$—	—	$—	4	$11,429

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, included in the table above, which had payment defaults within twelve months following restructuring during the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012		2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	1	$158
Real estate—home equity secured for personal purpose	—	—	1	31

Total	—	$—	2	$189

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$2,761

Total	—	$—	1	$2,761

As a result of payment defaults in 2011, accruing troubled debt restructured loans totaling $189 thousand were placed on nonaccrual of interest status. In addition, during the third quarter of 2011, the commercial real estate loan for $2.8 million was foreclosed on and $1.0 million was charged-off based on the appraised value of the property and the remaining $1.8 million was transferred to other real estate owned.

Note 6. Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2012	2011
Land and land improvements	$8,990	$9,039
Premises and improvements	34,164	35,821
Furniture and equipment	20,600	18,853

Total cost	63,754	63,713
Less: accumulated depreciation	(30,532)	(29,410)

Net book value	$33,222	$34,303

Note 7. Goodwill and Other Intangible Assets

The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $1.6 million and $1.5 million, respectively. In 2012 and 2011, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $31 thousand and $11 thousand, respectively; there was no impairment in 2010. The Corporation also has goodwill with a net carrying amount of $56.2 million at December 31, 2012, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded additional goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand related to the Javers Group acquisition on May 31, 2012. The Corporation recorded additional goodwill of $1.8 million at December 31, 2011 for earn-out payments related to its 2008 acquisition of Trollinger Consulting Group for achieving specified operating income targets. The Corporation has no remaining contingent earn-out payments related to the Trollinger Consulting Group.

The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2012. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2010 through 2012. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)
Balance at December 31, 2010	$51,320
Additions:
Trollinger Consulting Group	1,849

Balance at December 31, 2011	$53,169
Additions:
Javers Group	3,069

Balance at December 31, 2012	$56,238

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2012			At December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$—	$—	$—	$320	$320	$—
Branch acquisitions	—	—	—	2,951	2,951	—
Core deposit intangibles	2,201	2,201	—	2,201	2,148	53
Customer related intangibles	6,250	3,946	2,304	5,291	3,213	2,078
Mortgage servicing rights	8,480	4,328	4,152	5,753	3,014	2,739

Total amortized intangible assets	$16,931	$10,475	$6,456	$16,516	$11,646	$4,870

The estimated aggregate amortization expense for customer related intangibles for each of the five succeeding fiscal years follows:

Year	(Dollars in thousands)	Amount
2013		$683
2014		543
2015		404
2016		265
2017		196
Thereafter		213

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to periodic impairment testing. The aggregate fair value of these rights was $4.2 million and $2.8 million at December 31, 2012 and 2011, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.0% to 10.0% at December 31, 2012 and 2011.

Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Beginning balance	$2,739	$2,441	$1,437
Servicing rights capitalized	2,727	1,555	1,380
Amortization of servicing rights	(1,610)	(665)	(425)
Changes in valuation allowance	296	(592)	49

Ending balance	$4,152	$2,739	$2,441

Mortgage loans serviced for others	$604,801	$418,224	$306,403

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Beginning balance	$(793)	$(201)	$(250)
Additions	—	(592)	—
Reductions	296	—	49
Direct write-downs	—	—	—

Ending balance	$(497)	$(793)	$(201)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2013		$896
2014		716
2015		555
2016		440
2017		340
Thereafter		1,205

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2012	2011
Other real estate owned	$1,607	$6,600
Accrued interest receivable	6,747	6,904
Accrued income and other receivables	2,105	2,995
Fair market value of derivative financial instruments	1,547	1,079
Prepaid FDIC insurance assessments	2,426	4,025
Other prepaid expenses	6,004	9,813
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	7,469	9,145
Net federal deferred tax assets	11,650	13,690
Other	624	624

Total accrued interest receivable and other assets	$40,179	$54,875

The FDIC Board implemented an institutional prepaid FDIC assessment to recapitalize the Deposit Insurance Fund during the fourth quarter of 2009. The amount was paid on December 30, 2009 for the fourth quarter 2009, and for 2010 through 2012. At December 31, 2012, $2.4 million remained in the prepaid asset account. The prepaid amount of $2.4 million has a zero percent risk-weighting for risk-based capital ratio calculations. The remaining prepaid amount will be expensed over the 2013 through 2014 periods as the actual FDIC assessments are determined for each interim quarterly period. Any excess prepaid amounts may be utilized up to December 30, 2014 at which time any excess will be returned to the Bank.

At December 31, 2012 and 2011, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve System. The Bank is also required to hold stock in the Federal Home Loan Bank of Pittsburgh (FHLB) in relation to the level of outstanding borrowings. The Bank held FHLB stock of $4.1 million and $5.8 million at December 31, 2012 and 2011, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock, it is temporary. Therefore, at December 31, 2012, the FHLB stock is recorded at cost.

Note 9. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current:
Federal	$2,753	$2,829	$5,142
State	258	334	387
Deferred:
Federal	2,397	1,480	(2,162)
State	143	133	(85)

	$5,551	$4,776	$3,282

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(12.1)	(14.0)	(16.0)
Increase in value of bank owned life insurance assets	(3.5)	(2.4)	(2.3)
Other, including state income taxes, valuation allowance and rate differential	1.6	1.6	0.5

	21.0%	20.2%	17.2%

During the years ended December 31, 2012 and 2011, the Corporation did not record any excess tax benefits resulting from the exercise of employee stock options and restricted stock to additional paid-in capital.

At December 31, 2012 the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. The Corporation’s tax years 2009 through 2012 remain subject to federal examination as well as examination by state taxing jurisdictions.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation has state net operating loss carry-forward of $22.2 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2012 and 2011 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $78 thousand and $7 thousand were reversed and recorded to additional paid-in capital during the years ended December 31, 2012 and 2011, respectively, as a result of unrecognizable restricted stock and non-qualified stock option expense.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Loan and lease loss	$8,753	$10,559
Deferred compensation	2,613	2,539
Actuarial adjustments on postretirement benefits*	7,551	6,717
Interest on nonaccrual loans	1,839	1,073
State net operating losses	1,441	987
Other-than-temporary impairments on equity securities	1,218	1,259
Alternative minimum tax credits**	1,590	—

Gross deferred tax assets	25,005	23,134
Valuation allowance	(1,432)	(1,392)

Total deferred tax asset, net of valuation allowance	23,573	21,742

Deferred tax liabilities:
Market discount	1,624	1,337
Retirement plans	5,100	2,183
Intangible assets	1,567	1,100
Net unrealized holding gains on securities available for sale and swaps*	3,825	3,432
Other	60	111

Total deferred tax liabilities	12,176	8,163

Net deferred tax assets	$11,397	$13,579

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).
**	The alternative minimum tax credits have an indefinite life.

Note 10. Retirement Plans and Other Postretirement Benefits

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

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2012, 2011 and 2010 was $667 thousand, $639 thousand and $588 thousand, respectively.

The Corporation sponsors a Supplemental non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not actively offered to new participants. Expense recorded by the Corporation for the SNQPP for the year ended December 31, 2012 was $531 thousand. The expense for 2012 was estimated using a weighted-average discount rate of 3.96%. Expense recorded by the Corporation for the SNQPP for the year ended December 31, 2011 of $463 thousand was more than offset be a reversal in the accrual of $467 thousand related to the passing of one of the participants. Expense recorded by the Corporation for the SNQPP for the year ended December 31, 2010 was $88 thousand.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$38,374	$32,250	$2,344	$1,974
Service cost	622	556	82	66
Interest cost	1,726	1,725	116	117
Actuarial loss	3,755	5,368	55	267
Benefits paid	(1,598)	(1,525)	(79)	(80)

Benefit obligation at end of year	$42,879	$38,374	$2,518	$2,344

Change in plan assets:
Fair value of plan assets at beginning of year	$25,213	$24,366	$—	$—
Actual return on plan assets	2,669	127	—	—
Benefits paid	(1,598)	(1,525)	(79)	(80)
Employer contribution and non-qualified benefit payments	8,136	2,245	79	80

Fair value of plan assets at end of year	34,420	25,213	—	—

Funded status	(8,459)	(13,161)	(2,518)	(2,344)
Unrecognized net actuarial loss	22,576	20,482	850	819
Unrecognized prior service costs	(1,825)	(2,061)	(27)	(48)

Net amount recognized	$12,292	$5,260	$(1,695)	$(1,573)

Information for the pension plans with an accumulated benefit obligation in excess of the fair value of plan assets:

	At December 31,
(Dollars in thousands)	2012	2011
Projected benefit obligation	$41,459	$37,307
Accumulated benefit obligation	39,912	35,286
Fair value of plan assets	34,420	25,213

The retirement benefit cost includes the following components:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$622	$556	$362	$82	$66	$76
Interest cost	1,726	1,725	1,708	116	117	115
Expected return on plan assets	(2,254)	(1,895)	(1,670)	—	—	—
Amortization of net loss	1,147	728	686	23	15	7
Accretion of prior service cost	(235)	(235)	(236)	(20)	(20)	(20)

Net periodic benefit cost	$1,006	$879	$850	$201	$178	$178

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2013:
Amortization (accretion) of net loss	$1,247	$(24)
(Accretion) amortization of prior service cost	(241)	20

During 2013, the Corporation expects to contribute approximately $40 thousand to the Retirement Plans and approximately $82 thousand to Other Postretirement Benefits.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands) For the fiscal year ending:	Retirement Plans	Other Postretirement Benefits
2013	$1,905	$82
2014	1,955	111
2015	2,142	122
2016	2,268	128
2017	2,310	135
Years 2018-2022	11,068	750

Weighted-average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Assumed discount rate	4.0%	4.5%	4.0%	4.5%
Assumed salary increase rate	3.0	3.0	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2012 and 2011 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Assumed discount rate	4.5%	5.5%	4.5%	5.5%
Assumed long-term rate of investment return	8.0	8.0	—	—
Assumed salary increase rate	3.0	3.0	—	—

The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2012	2011	2010
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2014	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation	97	(86)

The Corporation’s pension plan asset allocation at December 31, 2012 and 2011, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2012	2011
Asset Category:
Equity securities	59%	49%
Debt securities	38	47
Other	3	4

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy was changed in 2012 and going forward to keep a 60%-equity-to-40%-fixed-income mix to achieve the overall expected long-term rate of return of 8.0%. Equity securities do not include any common stock of the Corporation.

The major categories of assets in the Corporation’s pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 18, “Fair Value Disclosures.”

(Dollars in thousands)	Fair Value Measurements at December 31,
	2012	2011
Level 1:
Common stocks	$—	$8,056
Mutual funds:
U.S. Large Cap	12,880	—
U.S. Mid Cap	1,649	986
U.S. Small Cap	1,675	991
International	4,164	2,202
Income	899	1,577
Short-term investments	916	1,250
Level 2:
U.S. government obligations	2,834	2,359
Corporate bonds	4,900	4,203
Level 3:
Certificates of deposit	4,503	3,589

Total fair value of plan assets	$34,420	$25,213

Mutual fund investments in U.S. large cap funds are comprised primarily of common stock funds which are diversified amongst various industries including basic materials (oil, gas, and other), financial services, healthcare, technology and other industries with some foreign exposure in the companies’ markets. The primary objective is long-term capital appreciation and a secondary objective of current income. Mutual fund investments in U.S. mid cap and small cap funds are comprised mainly of growth and value equity funds with some foreign exposure in the companies’ markets. Mutual fund investments in international funds consist mainly of equity funds that invest in diverse companies mostly based in Europe and the Pacific Basin with the primary objective to provide long-term growth of capital and a secondary objective of current income. Mutual fund investments in income funds are comprised of short-term and intermediate-term bond funds. Corporate bonds are fixed income investment grade bonds of primarily U.S. issuers from diverse industries. Other fixed-income investments include U.S. government agency securities and bank certificates of deposits. The fixed income investments have varying maturities ranging from one to ten years with the objective to maximize investment return while preserving investment principal. Short-term investments are comprised of an interest-bearing money market deposit account with the Bank.

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2012 and 2011.

(Dollars in thousands)	Balance at December 31, 2011	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2012
Certificates of deposit	$3,589	$—	$—	$1,509	$(595)	$4,503

Total Level 3 assets	$3,589	$—	$—	$1,509	$(595)	$4,503

(Dollars in thousands)	Balance at December 31, 2010	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2011
Certificates of deposit	$2,898	$—	$—	$1,305	$(614)	$3,589

Total Level 3 assets	$2,898	$—	$—	$1,305	$(614)	$3,589

Note 11. Stock-Based Incentive Plan

The Corporation has a shareholder-approved 2003 Long-Term Incentive Plan under which the Corporation may grant options and share awards to employees up to 1,500,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value at the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 612,726 share awards available for future grants at December 31, 2012 under the plan. At December 31, 2012, there were 584,349 options to purchase common stock and 175,008 unvested restricted stock awards outstanding under the plan.

Following is a summary of the status of options under the 2003 Long-term Incentive Plan during 2012:

(Dollars in thousands)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2012
Outstanding at December 31, 2011	497,499	$22.09
Granted	99,000	14.82
Expired	(8,150)	24.75
Forfeited	(4,000)	17.45
Exercised	—	—

Outstanding at December 31, 2012	584,349	20.85	5.4	$226

Exercisable at December 31, 2012	359,014	23.41	3.8	—

There were no stock options exercised during 2010, 2011 or 2012. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This broker-assisted exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price or related expenses in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised.

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

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. The following aggregated assumptions were used to estimate the fair value of options granted during fiscal years 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Expected option life in years	8.2	7.9	8.0
Risk free interest rate	1.63%	3.04%	3.60%
Expected dividend yield	5.40%	4.64%	4.55%
Expected volatility	50.74%	49.11%	47.16%
Fair value of options	$4.37	$5.72	$5.81

Following is a summary of nonvested restricted stock awards at December 31, 2012 including changes during the year:

(Dollars in thousands)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2011	156,297	$19.08
Granted	71,157	15.29
Vested	(39,321)	21.54
Forfeited	(13,125)	22.90

Nonvested share awards at December 31, 2012	175,008	16.70

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock for the following periods is summarized below:

(Dollars in thousands, except share and per share data)	Years Ended December 31,
	2012	2011	2010
Shares granted	71,157	58,736	67,982
Weighted average grant date fair value	$15.29	$17.34	$17.62
Intrinsic value of awards vested	$625	$183	$138

At December 31, 2012, there was $1.3 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.5 years.

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Stock-based compensation expense:
Stock options	$408	$301	$211
Restricted stock awards	859	587	834
Employee stock purchase plan	36	33	46

Total	$1,303	$921	$1,091

Tax benefit on nonqualified stock option expense and restricted stock awards	$296	$203	$292

There were no modifications or accelerations to options or restricted stock awards during 2010 through 2012.

The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its Treasury Stock.

Note 12. Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $107.6 million at December 31, 2012 and $161.7 million at December 31, 2011, with interest expense of $1.4 million for 2012 and $2.0 million for 2011.

At December 31, 2012, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)
Due in 2013	$67,967
Due in 2014	6,814
Due in 2015	9,654
Due in 2016	13,262
Due in 2017	7,085
Thereafter	2,841

Total	$107,623

Note 13. Borrowings

At December 31, 2012 and 2011, long-term borrowings consisted of the following:

	Balance		Interest Rate
(Dollars in thousands)	2012	2011	2012	2011	Maturity
Federal Home Loan Bank Advances*	$—	$5,000	—%	3.75%	—
Subordinated Term Loan Note	125	625	1.62%	1.68%	April 2013
Subordinated Term Loan Note	250	1,250	1.62%	1.68%	May 2013
Junior subordinated debt owed to unconsolidated subsidiary trust	20,619	20,619	3.39%	3.45%	October 2033

	$20,994	$27,494

*	In May 2012, the Corporation elected to pay-off the $5.0 million FHLB advance prior to its scheduled maturity date of January 2013. The prepayment penalty incurred was $97 thousand.

The contractual maturities of long-term borrowings at December 31, 2012 are as follows:

(Dollars in thousands)
Due in 2013	$375
Due in 2014	—
Due in 2015	—
Due in 2016	—
Due in 2017	—
Thereafter	20,619

$20,994

Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $398.1 million. At December 31, 2012, there were no outstanding borrowings with the FHLB. At December 31, 2011, the Bank’s outstanding short-term borrowings under the FHLB credit facilities totaled $5.0 million. At December 31, 2012 and 2011, the Bank had outstanding short-term letters of credit with the FHLB totaling $32.0 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation secured two subordinated term loan notes during the second quarter of 2003. The notes were issued in the amounts of $5.0 million and $10.0 million. The notes have a floating rate based upon the one-month U.S. London Interbank Borrowing Rate (LIBOR) plus 1.40% per annum. Quarterly principal and interest payments are made on these notes.

On August 27, 2003, the Corporation issued $20.0 million of Capital Securities of Univest Capital Trust I, a Delaware statutory trust formed by the Corporation. This issuance constitutes Trust Preferred Securities, which were completed through a placement in junior subordinated debentures of the Corporation. The deconsolidation of Univest Capital Trust I increased the carrying amount of the Trust Preferred Securities by $619 thousand. The 30-year term securities were issued on a variable rate based upon three-month LIBOR plus 3.05% per annum. The securities are callable by the Corporation at par in whole or in part after five years. Quarterly interest payments are made on this note. At December 31, 2012, $20.0 million of the Trust Preferred Securities qualified as Tier 1 capital under capital guidelines of the Federal Reserve. The proceeds from the Trust Preferred Securities were used to support the future growth of the Corporation and its banking subsidiary, the Bank.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2012 and 2011. There was no outstanding balance at December 31, 2012 or 2011. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2012 and 2011, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to customer repurchase agreements on an overnight basis for the periods indicated:

(Dollars in thousands)	2012	2011	2010
Balance at December 31	$96,282	$109,740	$90,271
Weighted average interest rate at year end	0.07%	0.20%	0.30%
Maximum amount outstanding at any month’s end	$117,291	$111,724	$109,712
Average amount outstanding during the year	$106,206	$102,873	$97,667
Weighted average interest rate during the year	0.13%	0.28%	0.40%

Note 14. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2012	2011	2010
Numerator for basic and diluted earnings per share—income available to common shareholders	$20,872	$18,882	$15,756

Denominator for basic earnings per share—weighted-average shares outstanding	16,761	16,743	16,598
Effect of dilutive securities—employee stock options and awards	55	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,816	16,743	16,598

Basic earnings per share	$1.25	$1.13	$0.95

Diluted earnings per share	$1.24	$1.13	$0.95

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	581	504	403

Note 15. Accumulated Other Comprehensive (Loss) Income

The following shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) Available for Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2009	$5,373	$1,150	$(7,047)	$(524)
Net Change	(4,489)	(830)	(923)	(6,242)

Balance, December 31, 2010	884	320	(7,970)	(6,766)
Net Change	6,422	(1,252)	(4,505)	665

Balance, December 31, 2011	7,306	(932)	(12,475)	(6,101)
Net Change	1,038	(309)	(1,548)	(819)

Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)

Note 16. Commitments and Contingencies

Loan commitments are made to accommodate the financial needs of the Bank’s customers. The Bank offers commercial, mortgage, and consumer credit products to their customers in the normal course of business, which are detailed in Note 5. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s branch office systems in eastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Bank’s market areas. Collateral is obtained based on management’s credit assessment of the customer.

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2012, the maximum potential amount of future payments under letters of credit is $48.9 million. The current carrying amount of the contingent obligation is $229 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank significantly grew its mortgage-banking business during 2012 and 2011 and due to this growth increased its potential to have to repurchase mortgages due to errors in documentation and underwriting. The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2012, the reserve for sold mortgages was $131 thousand.

The Corporation entered into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Corporation will reimburse a portion of the loss borne by the financial institution. The third parties usually have other borrowing relationships with the Corporation. The Corporation monitors overall borrower collateral and performance, and at the end of December 31, 2012, believes sufficient collateral is available to cover potential swap losses. The Corporation pledges cash or securities to cover a portion of the negative fair value of the RPAs, as measured by the participant financial institution. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 3 to 13 years. At December 31, 2012, the notional amount of the RPAs was $22.9 million, with a negative fair value of $2.2 million, of which $1.6 million was pledged to the participant financial institutions as collateral. The maximum potential future payment guaranteed by the Corporation cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2012, the Corporation would have been required to make payments of approximately $2.2 million. The RPA requires the Corporation to reimburse the institution in proportion to the pro rata share of the third party transactions, in the event the third party fails to make a payment to the institution. In exchange, the Corporation receives an agreed-upon fee from the institution for taking this risk. The fee is paid upfront to the Corporation and the Corporation recognizes the fee over the maturity of the loan. The fair value of the guarantee was $89 thousand at December 31, 2012.

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

The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2012:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$480,686
Performance letters of credit	28,027
Financial standby letters of credit	20,682
Other letters of credit	197

At December 31, 2012, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2013	$2,087
2014	2,029
2015	1,890
2016	1,799
2017	1,596
Thereafter	17,490

Total	$26,891

The following table summarizes rental expense charged to operations for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	2012	2011	2010
Rental expense	$2,250	$2,169	$2,024
Sublease rental income	(396)	(371)	(424)

Net rental expense	$1,854	$1,798	$1,600

Minimum future rental income receivable under subleases from non-cancelable operating leases was $570 thousand at December 31, 2012.

Note 17. Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value on the hedge item to the extent attributable to the hedged risk adjusts the carrying amount of the hedge item and is recognized in earnings.

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

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. The Corporation expects that there will be no ineffectiveness in 2013, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified to interest expense within the next twelve months.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2012 and 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2012
Interest rate locks with customers	$51,768	Other Assets	$1,547	—	$—
Forward loan sale commitments	56,263	—	—	Other Liabilities	54

Total	$108,031		$1,547		$54

At December 31, 2011
Interest rate locks with customers	$35,934	Other Assets	$1,079	—	$—
Forward loan sale commitments	39,080	—	—	Other Liabilities	302

Total	$75,014		$1,079		$302

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2012 and 2011:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2012
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,909

Total	$20,000		$—		$1,909

At December 31, 2011
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,435

Total	$20,000		$—		$1,435

For the years ended December 31, 2012, 2011 and 2010, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Years Ended December 31,
(Dollars in thousands)		2012	2011	2010
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$467	$549	$506
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	248	(572)	138

Total		$715	$(23)	$644

For the years ended December 31, 2012, 2011 and 2010, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Years Ended December 31,
(Dollars in thousands)		2012	2011	2010
Interest rate swap – fair value hedge – interest payments*	Interest income	$—	$—	$(374)
Interest rate swap – fair value hedge*	Net loss on interest rate swap	—	—	(1,072)
Interest rate swap – cash flow hedge – interest payments	Interest expense	448	475	468
Interest rate swap – cash flow hedge – ineffectiveness	Interest expense	—	—	—

Net loss		$(448)	$(475)	$(1,914)

*	During August 2010, the Corporation terminated the fair value hedge on a real estate-commercial loan.

For the years ended December 31, 2012, 2011 and 2010, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

	Accumulated other comprehensive (loss) income	At December 31,
(Dollars in thousands)		2012	2011	2010
Interest rate swap – cash flow hedge	Fair value, net of taxes	$(1,241)	$(932)	$320

Total		$(1,241)	$(932)	$320

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

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange at the close of business at year end. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, certain MBS, CMOs, and corporate and municipal bonds. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer a material difference between pricing evaluations were to exists, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at December 31, 2012.

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

Contingent Consideration Liability

The Corporation estimates the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The fair value of the estimated contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change of estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability is recorded through noninterest expense. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a lower estimated fair value of the contingent consideration liability.

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, classified using the fair value hierarchy:

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S government treasuries	$4,938	$—	$—	$4,938
U.S government corporations and agencies	—	172,142	—	172,142
State and political subdivisions	—	122,168	—	122,168
Residential mortgage-backed securities	—	90,740	—	90,740
Commercial mortgage obligations	—	27,012	—	27,012
Corporate bonds	—	5,014	—	5,014
Money market mutual funds	4,878	—	—	4,878
Equity securities	2,842	—	—	2,842

Total available-for-sale securities	12,658	417,076	—	429,734
Interest rate locks with customers	—	1,547	—	1,547

Total assets	$12,658	$418,623	$—	$431,281

Liabilities:
Interest rate swap	$—	$1,909	$—	$1,909
Forward loan sale commitments	—	54	—	54
Contingent consideration liability	—	—	903	903

Total liabilities	$—	$1,963	$903	$2,866

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S government treasuries	$2,525	$—	$—	$2,525
U.S government corporations and agencies	—	154,264	—	154,264
State and political subdivisions	—	117,005	—	117,005
Residential mortgage-backed securities	—	78,801	—	78,801
Commercial mortgage obligations	—	61,464	—	61,464
Corporate bonds	—	4,767	—	4,767
Money market mutual funds	3,851	—	—	3,851
Equity securities	2,684	—	—	2,684

Total available-for-sale securities	9,060	416,301	—	425,361
Interest rate locks with customers	—	1,079	—	1,079

Total assets	$9,060	$417,380	$—	$426,440

Liabilities:
Interest rate swap	$—	$1,435	$—	$1,435
Forward loan sale commitments	—	302	—	302

Total liabilities	$—	$1,737	$—	$1,737

The following table presents a reconciliation for all assets measured at fair value on a recurring basis and for which the Corporation utilized Level 3 inputs to determine fair value at December 31, 2011. Realized gains or losses are recognized in the consolidated statements of income.

(Dollars in thousands)	Balance at December 31, 2010	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Paydowns	Transfers to Level 2	Balance at December 31, 2011
Available-for-sale securities:
Commercial mortgage obligations	$4,331	$(26)	$—	$(135)	$(4,170)	$—

Total Level 3 assets	$4,331	$(26)	$—	$(135)	$(4,170)	$—

On May 31, 2012 and as disclosed in Note 3, as a result of the purchase of Javers Group, the Corporation recorded a contingent consideration liability. The following table presents the change in the balance of the contingent consideration liability for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the year ended December 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$—
Contingent consideration from new acquisition	842
Adjustment of contingent consideration liability	61

Balance at December 31, 2012	$903

The following table represents assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011:

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$44,976	$44,976
Mortgage servicing rights	—	4,152	—	4,152
Other real estate owned	—	1,607	—	1,607

Total	$—	$5,759	$44,976	$50,735

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$39,948	$39,948
Mortgage servicing rights	—	2,739	—	2,739
Other real estate owned	—	6,600	—	6,600

Total	$—	$9,339	$39,948	$49,287

Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2012, impaired loans held for investment had a carrying amount of $45.2 million with a valuation allowance of $208 thousand. At December 31, 2011, impaired loans held for investment had a carrying amount of $41.2 million with a valuation allowance of $1.3 million.

The Corporation estimates the fair value of MSR’s using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. MSR’s are classified within Level 2 of the valuation hierarchy. The Corporation reviews the MSR’s on a quarterly basis for impairment and the MSR’s are carried at the lower of amortized cost or estimated fair value. At December 31, 2012, mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $497 thousand. At December 31, 2011, mortgage servicing rights had a carrying amount of $3.5 million with a valuation allowance of $793 thousand.

The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the properly, less estimated costs to sell. New appraisals are generally obtained at least on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy. During the year ended December 31, 2012, three commercial other real estate owned properties with a total carrying amount of $5.3 million, were written down to their updated fair values totaling $3.3 million, resulting in impairment charges of $2.0 million, which were included in earnings.

Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other intangible assets. During 2012 and 2011, there were no triggering events that required valuation of goodwill and other intangible assets.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2012 and 2011. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$146,112	$—	$—	$146,112	$146,112
Held-to-maturity securities	—	71,327	—	71,327	69,845
Loans held for sale	—	4,653	—	4,653	4,530
Net loans and leases held for investment	—	—	1,478,966	1,478,966	1,457,116

Total assets	$146,112	$75,980	$1,478,966	$1,701,058	$1,677,603

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,533,822	$—	$—	$1,533,822	$1,533,822
Time deposits	—	334,164	—	334,164	331,511

Total deposits	1,533,822	334,164	—	1,867,986	1,865,333
Short-term borrowings	—	94,066	—	94,066	96,282
Long-term borrowings	—	20,965	—	20,965	20,994

Total liabilities	$1,533,822	$449,195	$—	$1,983,017	$1,982,609

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,286)	$—	$(1,286)	$—

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$107,377	$—	$—	$107,377	$107,377
Held-to-maturity securities	—	45,639	—	45,639	45,804
Loans held for sale	—	3,255	—	3,255	3,157
Net loans and leases held for investment	—	—	1,453,129	1,453,129	1,416,536

Total assets	$107,377	$48,894	$1,453,129	$1,609,400	$1,572,874

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,340,732	$—	$—	$1,340,732	$1,340,732
Time deposits	—	411,818	—	411,818	408,500

Total deposits	1,340,732	411,818	—	1,752,550	1,749,232
Short-term borrowings	—	106,677	—	106,677	109,740
Long-term borrowings	—	27,654	—	27,654	27,494

Total liabilities	$1,340,732	$546,149	$—	$1,886,881	$1,886,466

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,227)	$—	$(1,227)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2012, nonaccrual commercial loans totaling $2.6 million were transferred to loans held for sale. During the fourth quarter of 2012, these loans were sold resulting in a $116 thousand loss recognized in other noninterest income. There were no valuation adjustments for loans held for sale at December 31, 2012 and December 31, 2011.

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

Deposit liabilities: The fair values for demand and savings accounts, with no stated maturities, is the amount payable on demand at the reporting date (carrying value) and are classified within Level 1 in the fair value hierarchy. The carrying amount for demand and savings accounts previously reported at December 31, 2011 included the estimated fair value of the non-financial intangible of $43.1 million which has been excluded for December 31, 2012 and December 31, 2011 presentation purposes. The fair values for time deposits with fixed maturities are estimated by discounting the final maturity using interest rates currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 in the fair value hierarchy.

Short-term borrowings: The fair value of customer repurchase agreements are estimated using current market rates for similar borrowings and are classified within Level 2 in the fair value hierarchy. Short-term FHLB advances are estimated using a discounted cash flow analysis based on current market rates for similar borrowings, and include components for operating expense and embedded prepayment options that are observable. Short-term FHLB advances are classified within Level 2 in the fair value hierarchy.

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

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,504	15.62%	$140,631	8.00%	$175,788	10.00%
Bank	246,861	14.22	138,841	8.00	173,552	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	252,240	14.35	70,315	4.00	105,473	6.00
Bank	225,126	12.97	69,421	4.00	104,131	6.00
Tier 1 Capital (to Average Assets):
Corporation	252,240	11.47	87,934	4.00	109,918	5.00
Bank	225,126	10.31	87,310	4.00	109,137	5.00
At December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$265,105	15.56%	$136,343	8.00%	$170,429	10.00%
Bank	249,694	14.89	134,158	8.00	167,697	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	243,474	14.29	68,172	4.00	102,257	6.00
Bank	228,619	13.63	67,079	4.00	100,618	6.00
Tier 1 Capital (to Average Assets):
Corporation	243,474	11.53	84,501	4.00	105,627	5.00
Bank	228,619	10.91	83,840	4.00	104,800	5.00

At December 31, 2012 and December 31, 2011, management believes that the Corporation and the Bank met all capital adequacy requirements to which they were subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2012, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2013 without approval of the Federal Reserve Board of Governors of approximately $6.4 million plus an additional amount equal to the Bank’s net profits for 2013 up to the date of any such dividend declaration.

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

Note 20. Related Party Transactions

In the ordinary course of business, the Corporation has made loans and commitments to extend credit to certain directors and executive officers of the Corporation and companies in which directors have an interest (Related Parties). These loans and commitments have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with customers not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable terms.

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2012:

(Dollars in thousands)
Balance at January 1, 2012	$22,946
Additions	3,101
Amounts collected and other reductions	(3,163)

Balance at December 31, 2012	$22,884

The following table provides additional information regarding transactions with Related Parties at December 31, 2012:

At December 31,
(Dollars in thousands)	2012
Commitments to extend credit	$16,859
Standby and commercial letters of credits	577
Deposits received	9,015

Note 21. Condensed Financial Information—Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

	At December 31,
(Dollars in thousands)	2012	2011
Balance Sheets
Assets:
Cash and due from banks	$12,556	$2,554
Investments in securities	2,842	5,208
Investments in subsidiaries, at equity in net assets:
Bank	277,107	276,405
Non-banks	15,020	16,126
Other assets	19,659	27,126

Total assets	$327,184	$327,419

Liabilities:
Dividends payable	$—	$3,344
Other borrowings	—	332
Subordinated capital notes	375	1,875
Junior subordinated debt owed to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	21,913	28,270

Total liabilities	42,907	54,440

Shareholders’ equity	284,277	272,979

Total liabilities and shareholders’ equity	$327,184	$327,419

	For the Years ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Income
Dividends from bank	$20,482	$12,482	$12,482
Dividends from non-banks	1,200	1,190	1,190
Other-than-temporary impairment on equity securities	(13)	(16)	(62)
Net gain on sales of securities	70	58	105
Other income	17,463	14,986	15,976

Total operating income	39,202	28,700	29,691
Operating expenses	18,323	16,946	15,715

Income before income (benefit) tax and equity in undistributed (loss) income of subsidiaries	20,879	11,754	13,976
Income (benefit) tax	(143)	(547)	73

Income before equity in undistributed (loss) income of subsidiaries	21,022	12,301	13,903
Equity in undistributed (loss) income of subsidiaries:
Bank	(140)	6,576	1,777
Non-banks	(10)	5	76

Net income	$20,872	$18,882	$15,756

	For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Cash Flows
Cash flows from operating activities:
Net income	$20,872	$18,882	$15,756
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	150	(6,581)	(1,853)
Other-than-temporary impairment on equity securities	13	16	62
Net gain on sales of securities	(70)	(58)	(105)
Depreciation of premises and equipment	358	341	185
Stock based compensation	1,267	888	1,045
Contributions to pension and other postretirement benefit plans	(8,215)	(2,325)	(2,139)
Decrease (increase) in other assets	6,193	(1,728)	(2,736)
Increase in other liabilities	2,451	2,613	1,018

Net cash provided by operating activities	23,019	12,048	11,233

Cash flows from investing activities:
Proceeds from sales of securities	2,666	7,127	7,265
Purchases of investment securities	—	(2,525)	(7,000)
Liquidation of subsidiary, net of cash acquired	1,096	—	2,384
Other, net	1,280	(196)	147

Net cash provided by investing activities	5,042	4,406	2,796

Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	—	(40)	(754)
Repayment of long-term debt	(1,500)	(1,500)	(1,500)
Purchases of treasury stock	(2,319)	(1,928)	(153)
Stock issued under dividend reinvestment and employee stock purchase plans	2,515	2,287	2,189
Cash dividends paid	(16,755)	(13,367)	(13,249)

Net cash used in financing activities	(18,059)	(14,548)	(13,467)

Net increase in cash and due from financial institutions	10,002	1,906	562
Cash and due from financial institutions at beginning of year	2,554	648	86

Cash and due from financial institutions at end of year	$12,556	$2,554	$648

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,194	$1,211	$1,250
Income tax, net of refunds received	1,786	4,626	2,501

Note 22. Quarterly Financial Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands, except per share data)	Fourth	Third	Second	First
2012 Quarterly Financial Data:
Interest income	$19,988	$19,977	$20,258	$20,431
Interest expense	1,838	1,958	2,111	2,267

Net interest income	18,150	18,019	18,147	18,164
Provision for loan and lease losses	2,382	2,210	1,343	4,100

Net interest income after provision for loan and lease losses	15,768	15,809	16,804	14,064
Noninterest income	10,378	10,861	8,000	11,021
Noninterest expense	19,712	19,058	18,636	18,876

Income before income taxes	6,434	7,612	6,168	6,209
Applicable income taxes	1,358	1,842	1,405	946

Net income	$5,076	$5,770	$4,763	$5,263

Per share data:
Net income:
Basic	$0.30	$0.34	$0.28	$0.31

Diluted	$0.30	$0.34	$0.28	$0.31

Dividends per share	$0.20	$0.20	$0.20	$0.20

	Fourth	Third	Second	First
2011 Quarterly Financial Data:
Interest income	$20,821	$21,237	$21,704	$21,706
Interest expense	2,487	2,621	2,723	2,897

Net interest income	18,334	18,616	18,981	18,809
Provision for loan and lease losses	3,140	3,649	5,556	5,134

Net interest income after provision for loan and lease losses	15,194	14,967	13,425	13,675
Noninterest income	8,978	8,974	8,696	7,759
Noninterest expense	17,563	17,295	16,406	16,746

Income before income taxes	6,609	6,646	5,715	4,688
Applicable income taxes	1,349	1,402	1,199	826

Net income	$5,260	$5,244	$4,516	$3,862

Per share data:
Net income:
Basic	$0.32	$0.31	$0.27	$0.23

Diluted	$0.32	$0.31	$0.27	$0.23

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2012 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, as stated in their reports, which are included herein.

There were no changes to the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to affect, the Corporation’s control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Univest Corporation of Pennsylvania:

We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 4, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 16, 2013 (2013 Proxy), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure” and “Nominating and Governance Committee of the Board.”

The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation’s website. The Corporation’s website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation’s website at www.univest.net under “Investors Relations” in Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 64197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2013 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive and Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2013 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2013 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2013 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description
(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

(3.2)	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

(4.1)	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1of Form 8-K, filed with the SEC on October 6, 2011.

(14)	Code of Ethics — is incorporated by reference from Item (10) of this Form 10-K.

(21)	Subsidiaries of the Registrant

(23.1)	Consent of independent registered public accounting firm, KPMG LLP

(31.1)	Certification of William S. Aichele, Chairman and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of William S. Aichele, Chairman and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*

Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

UNIVEST CORPORATION OF PENNSYLVANIA Registrant

By: /s/ Michael S. Keim Michael S. Keim Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE	Chairman, Chief Executive Officer and Director	March 4, 2013
William S. Aichele	(Principal Executive Officer)

/s/ Jeffrey M. Schweitzer	President and Chief Operating Officer	March 4, 2013
Jeffrey M. Schweitzer

/s/ R. LEE DELP	Director	March 4, 2013
R. Lee Delp

/s/ WILLIAM G. MORRAL	Director	March 4, 2013
William G. Morral

/s/ H. PAUL LEWIS	Director	March 4, 2013
H. Paul Lewis

/s/ MARK A. SCHLOSSER	Director	March 4, 2013
Mark A. Schlosser

/s/ P. GREGORY SHELLY	Director	March 4, 2013
P. Gregory Shelly

/s/ MARGARET K. ZOOK	Director	March 4, 2013
Margaret K. Zook

/s/ DOUGLAS C. CLEMENS	Director	March 4, 2013
Douglas C. Clemens

/s/ K. LEON MOYER	Vice Chairman	March 4, 2013
K. Leon Moyer