Form 10-Q
period 2013-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2013-05-09
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                      .

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,692,664
(Title of Class)	(Number of shares outstanding at April 30, 2013)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	(UNAUDITED) At March 31, 2013	(SEE NOTE) At December 31, 2012
ASSETS
Cash and due from banks	$41,313	$98,399
Interest-earning deposits with other banks	43,249	47,713
Investment securities held-to-maturity (fair value $71,099 and $71,327 at March 31, 2013 and December 31, 2012, respectively)	69,636	69,845
Investment securities available-for-sale	439,115	429,734
Loans held for sale	3,606	4,530
Loans and leases held for investment	1,487,375	1,481,862
Less: Reserve for loan and lease losses	(25,222)	(24,746)

Net loans and leases held for investment	1,462,153	1,457,116

Premises and equipment, net	32,585	33,222
Goodwill	56,238	56,238
Other intangibles, net of accumulated amortization and fair value adjustments of $8,647 and $10,475 at March 31, 2013 and December 31, 2012, respectively	6,851	6,456
Bank owned life insurance	61,913	61,409
Accrued interest receivable and other assets	46,377	40,179

Total assets	$2,263,036	$2,304,841

LIABILITIES
Demand deposits, noninterest-bearing	$380,447	$368,948
Demand deposits, interest-bearing	587,344	638,483
Savings deposits	540,299	526,391
Time deposits	306,520	331,511

Total deposits	1,814,610	1,865,333

Customer repurchase agreements	104,276	96,282
Accrued interest payable and other liabilities	38,747	37,955
Subordinated notes	—	375
Junior subordinated debt owed to unconsolidated subsidiary trust	20,619	20,619

Total liabilities	1,978,252	2,020,564

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2013 and December 31, 2012; 18,266,404 shares issued at March 31, 2013 and December 31, 2012; 16,762,695 and 16,770,232 shares outstanding at March 31, 2013 and December 31, 2012, respectively	91,332	91,332
Additional paid-in capital	61,512	62,101
Retained earnings	166,739	164,823
Accumulated other comprehensive loss, net of taxes	(7,699)	(6,920)
Treasury stock, at cost; 1,503,709 shares and 1,496,172 shares at March 31, 2013 and December 31, 2012, respectively	(27,100)	(27,059)

Total shareholders’ equity	284,784	284,277

Total liabilities and shareholders’ equity	$2,263,036	$2,304,841

Note:	The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest income
Interest and fees on loans and leases:
Taxable	$15,942	$16,337
Exempt from federal income taxes	1,114	1,193

Total interest and fees on loans and leases	17,056	17,530

Interest and dividends on investment securities:
Taxable	1,372	1,753
Exempt from federal income taxes	1,026	1,110
Other interest income	35	38

Total interest income	19,489	20,431

Interest expense
Interest on deposits	1,240	1,853
Interest on short-term borrowings	17	106
Interest on long-term borrowings	289	308

Total interest expense	1,546	2,267

Net interest income	17,943	18,164
Provision for loan and lease losses	2,074	4,100

Net interest income after provision for loan and lease losses	15,869	14,064

Noninterest income
Trust fee income	1,734	1,625
Service charges on deposit accounts	1,086	1,100
Investment advisory commission and fee income	1,701	1,256
Insurance commission and fee income	2,718	2,267
Other service fee income	1,698	1,522
Bank owned life insurance income	504	1,506
Other-than-temporary impairment on equity securities	—	(3)
Net gain on sales of investment securities	185	258
Net gain on mortgage banking activities	1,696	1,272
Net loss on sales and write-downs of other real estate owned	—	(31)
Other	153	249

Total noninterest income	11,475	11,021

Noninterest expense
Salaries and benefits	9,860	10,141
Commissions	2,115	1,422
Net occupancy	1,399	1,394
Equipment	1,182	1,034
Marketing and advertising	365	319
Deposit insurance premiums	392	444
Restructuring charges	539	—
Other	4,384	4,122

Total noninterest expense	20,236	18,876

Income before income taxes	7,108	6,209
Income taxes	1,710	946

Net income	$5,398	$5,263

Net income per share:
Basic	$.32	$.31
Diluted	.32	.31
Dividends declared	.20	.20

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$7,108	$1,710	$5,398	$6,209	$946	$5,263
Other comprehensive income:
Net unrealized losses on available-for-sale investment securities:
Net unrealized holding losses arising during the period	(1,404)	(491)	(913)	(900)	(315)	(585)
Less: reclassification adjustment for net gains on sales realized in net income	(185)	(65)	(120)	(258)	(90)	(168)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	3	1	2

Total net unrealized losses on available-for-sale investment securities	(1,589)	(556)	(1,033)	(1,155)	(404)	(751)
Net change in fair value of derivatives used for cash flow hedges	162	57	105	174	61	113
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	292	102	190	297	104	193
Less: accretion of prior service cost included in net periodic pension costs	(64)	(23)	(41)	(64)	(23)	(41)

Total defined benefit pension plans	228	79	149	233	81	152

Other comprehensive loss	(1,199)	(420)	(779)	(748)	(262)	(486)

Total comprehensive income	$5,909	$1,290	$4,619	$5,461	$684	$4,777

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2013
Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277
Net income					5,398		5,398
Other comprehensive loss, net of income tax benefit		(779)					(779)
Cash dividends declared ($0.20 per share)					(3,358)		(3,358)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	48,907				(32)	869	837
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				77			77
Net tax deficiency on stock-based compensation				(11)			(11)
Purchases of treasury stock	(96,952)					(1,657)	(1,657)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at March 31, 2013	16,762,695	$(7,699)	$91,332	$61,512	$166,739	$(27,100)	$284,784

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2012
Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income					5,263		5,263
Other comprehensive loss, net of income tax benefit		(486)					(486)
Cash dividends declared ($0.20 per share)					(3,349)		(3,349)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	59,347				(58)	999	941
Repurchase of cancelled restricted stock awards	(13,125)			300	(87)	(213)	—
Stock-based compensation				840	25		865
Net tax deficiency on stock-based compensation				(77)			(77)
Purchases of treasury stock	(39,339)					(611)	(611)
Restricted stock awards granted	71,157			(1,154)	(134)	1,288	—

Balance at March 31, 2012	16,780,416	$(6,587)	$91,332	$58,404	$159,226	$(26,850)	$275,525

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$5,398	$5,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,074	4,100
Depreciation of premises and equipment	738	666
Other-than-temporary impairment on equity securities	—	3
Net gain on sales of investment securities	(185)	(258)
Net gain on mortgage banking activities	(1,696)	(1,272)
Net loss on sales and write-downs of other real estate owned	—	31
Bank owned life insurance income	(504)	(1,506)
Stock-based compensation	77	413
Other adjustments to reconcile net income to cash provided by operating activities	118	184
Originations of loans held for sale	(82,585)	(49,513)
Proceeds from the sale of loans held for sale	85,435	50,813
Contributions to pension and other postretirement benefit plans	(30)	(29)
(Increase) decrease in accrued interest receivable and other assets	(3,845)	433
Decrease in accrued interest payable and other liabilities	(2,580)	(3,574)

Net cash provided by operating activities	2,415	5,754

Cash flows from investing activities:
Net capital expenditures	(101)	(514)
Proceeds from maturities and calls of securities available-for-sale	13,106	40,646
Proceeds from sales of securities available-for-sale	10,215	62,107
Purchases of investment securities available-for-sale	(34,679)	(84,317)
Net increase in loans and leases	(8,582)	(16,797)
Net decrease in interest-earning deposits	4,464	1,430
Proceeds from sales of other real estate owned	—	1,482
Proceeds from bank owned life insurance	—	2,415

Net cash (used in) provided by investing activities	(15,577)	6,452

Cash flows from financing activities:
Net decrease in deposits	(50,723)	(19,202)
Net increase in short-term borrowings	7,994	7,349
Repayment of subordinated debt	(375)	(375)
Purchases of treasury stock	(1,657)	(611)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	837	941
Cash dividends paid	—	(3,344)

Net cash used in financing activities	(43,924)	(15,242)

Net decrease in cash and due from banks	(57,086)	(3,036)
Cash and due from banks at beginning of year	98,399	39,857

Cash and due from banks at end of period	$41,313	$36,821

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,043	$2,742
Cash paid for income taxes, net of refunds received	76	76
Non cash transactions:
Noncash transfer of loans to other real estate owned	$1,729	$—

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 4, 2013.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires entities to present, either on the face of the statement where net income is presented or in a single footnote, significant amounts that are required under U.S. GAAP to be reclassified to net income in their entirety. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to provide a cross-reference to other required U.S. GAAP disclosures. The amendment is effective for reporting periods beginning after December 15, 2012, or January 1, 2013 for the Corporation. Early adoption is permitted. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in additional disclosures which are included in Note 8, “Accumulated Other Comprehensive (Loss) Income.”

In December 2011, the FASB issued an ASU regarding disclosures about offsetting assets and liabilities. The scope of this accounting guidance was further clarified by an ASU issued by the FASB in January 2013. This guidance affects entities that have financial instruments and derivative instruments that are either (1) offset in accordance with U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of this guidance. The guidance is effective for annual reporting periods beginning on or after January 1, 2013. The provisions of this guidance did not have any impact on the Corporation’s financial statements.

Note 2. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2013 and December 31, 2012 by contractual maturity within each type:

	At March 31, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$3,019	$8	$—	$3,027	$3,026	$7	$—	$3,033
After 1 year to 5 years	66,617	1,488	(33)	68,072	66,819	1,526	(51)	68,294

	69,636	1,496	(33)	71,099	69,845	1,533	(51)	71,327

Total	$69,636	$1,496	$(33)	$71,099	$69,845	$1,533	$(51)	$71,327

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,962	$—	$(26)	$4,936	$4,960	$—	$(22)	$4,938

	4,962	—	(26)	4,936	4,960	—	(22)	4,938

U.S. government corporations and agencies:
Within 1 year	6,507	47	—	6,554	1,517	9	—	1,526
After 1 year to 5 years	142,969	1,139	(45)	144,063	148,120	1,509	(70)	149,559
After 5 years to 10 years	20,914	76	(12)	20,978	20,953	109	(5)	21,057

	170,390	1,262	(57)	171,595	170,590	1,627	(75)	172,142

State and political subdivisions:
Within 1 year	4,603	45	—	4,648	4,607	75	—	4,682
After 1 year to 5 years	4,479	79	—	4,558	4,130	88	(19)	4,199
After 5 years to 10 years	39,505	1,238	(23)	40,720	36,499	1,245	(7)	37,737
Over 10 years	68,511	4,029	(15)	72,525	70,495	5,055	—	75,550

	117,098	5,391	(38)	122,451	115,731	6,463	(26)	122,168

Residential mortgage-backed securities:
After 5 years to 10 years	23,622	794	—	24,416	20,140	777	—	20,917
Over 10 years	60,991	2,642	—	63,633	66,962	2,861	—	69,823

	84,613	3,436	—	88,049	87,102	3,638	—	90,740

Collateralized mortgage obligations:
After 1 year to 5 years	210	4	—	214	41	—	—	41
After 5 years to 10 years	4	—	—	4	626	7	—	633
Over 10 years	23,400	568	(11)	23,957	25,698	645	(5)	26,338

	23,614	572	(11)	24,175	26,365	652	(5)	27,012

Corporate bonds:
After 1 year to 5 years	4,994	38	—	5,032	4,993	21	—	5,014
After 5 years to 10 years	15,520	—	(152)	15,368	—	—	—	—

	20,514	38	(152)	20,400	4,993	21	—	5,014

Money market mutual funds:
Within 1 year	4,444	—	—	4,444	4,878	—	—	4,878

	4,444	—	—	4,444	4,878	—	—	4,878

Equity securities:
No stated maturity	2,233	832	—	3,065	2,279	696	(133)	2,842

	2,233	832	—	3,065	2,279	696	(133)	2,842

Total	$427,868	$11,531	$(284)	$439,115	$416,898	$13,097	$(261)	$429,734

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at March 31, 2013 and December 31, 2012 do not represent other-than-temporary impairments.

Securities with a carrying value of $367.5 million and $368.2 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Securities available for sale:
Proceeds from sales	$10,215	$62,107
Gross realized gains on sales	185	1,154
Gross realized losses on sales	—	896
Tax expense related to net realized gains on sales	65	90

The Corporation realized other-than-temporary impairment charges to noninterest income of $0 thousand and $3 thousand, respectively, on its equity portfolio during the three months ended March 31, 2013 and 2012. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and December 31, 2012, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,936	$(26)	$—	$—	$4,936	$(26)
U.S. government corporations and agencies	35,879	(57)	—	—	35,879	(57)
State and political subdivisions	6,634	(38)	—	—	6,634	(38)
Collateralized mortgage obligations	7,273	(11)	—	—	7,273	(11)
Corporate bonds	20,357	(185)	—	—	20,357	(185)

Total	$75,079	$(317)	$—	$—	$75,079	$(317)

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,938	$(22)	$—	$—	$4,938	$(22)
U.S. government corporations and agencies	36,793	(75)	—	—	36,793	(75)
State and political subdivisions	4,574	(14)	480	(12)	5,054	(26)
Collateralized mortgage obligations	5,006	(5)	—	—	5,006	(5)
Corporate bonds	10,410	(51)	—	—	10,410	(51)
Equity securities	976	(133)	—	—	976	(133)

Total	$62,697	$(300)	$480	$(12)	$63,177	$(312)

Note 3. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Commercial, financial and agricultural	$468,437	$468,421
Real estate—commercial	551,761	530,122
Real estate—construction	79,285	91,250
Real estate—residential secured for business purpose	31,755	35,179
Real estate—residential secured for personal purpose	143,487	146,526
Real estate—home equity secured for personal purpose	83,399	82,727
Loans to individuals	41,781	43,780
Lease financings	87,470	83,857

Total loans and leases held for investment, net of deferred income	$1,487,375	$1,481,862

Unearned lease income, included in the above table	$(12,816)	$(12,355)
Net deferred costs (fees), included in the above table	$1,648	$1,432
Overdraft deposits included in the above table	$135	$128

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At March 31, 2013
Commercial, financial and agricultural	$2,587	$22	$49	$2,658	$463,482	$468,437	$49
Real estate—commercial real estate and construction:
Commercial real estate	2,475	230	—	2,705	526,611	551,761	—
Construction	—	—	—	—	63,521	79,285	—
Real estate—residential and home equity:
Residential secured for business purpose	1,970	—	—	1,970	29,614	31,755	—
Residential secured for personal purpose	1,783	70	—	1,853	140,830	143,487	—
Home equity secured for personal purpose	395	64	—	459	82,917	83,399	—
Loans to individuals	366	177	223	766	40,974	41,781	223
Lease financings	998	489	94	1,581	85,510	87,470	94

Total	$10,574	$1,052	$366	$11,992	$1,433,459	$1,487,375	$366

*	Excludes impaired loans and leases.

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*
At December 31, 2012
Commercial, financial and agricultural	$416	$95	$—	$511	$464,588	$468,421	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,173	—	—	1,173	504,086	530,122	—
Construction	306	—	—	306	74,959	91,250	—
Real estate—residential and home equity:
Residential secured for business purpose	1,663	—	—	1,663	33,344	35,179	—
Residential secured for personal purpose	1,617	152	—	1,769	143,953	146,526	—
Home equity secured for personal purpose	276	64	54	394	82,333	82,727	54
Loans to individuals	551	115	347	1,013	42,729	43,780	347
Lease financings	1,001	273	40	1,314	82,138	83,857	40

Total	$7,003	$699	$441	$8,143	$1,428,130	$1,481,862	$441

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) and accruing troubled debt restructured loans and lease modifications at March 31, 2013 and December 31, 2012:

	At March 31, 2013			At December 31, 2012
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases*
Commercial, financial and agricultural	$1,837	$460	$2,297	$2,842	$480	$3,322
Real estate—commercial real estate and construction:
Commercial real estate	12,146	10,299	22,445	14,340	10,523	24,863
Construction	13,538	2,226	15,764	13,588	2,397	15,985
Real estate—residential and home equity:
Residential secured for business purpose	171	—	171	172	—	172
Residential secured for personal purpose	804	—	804	804	—	804
Home equity secured for personal purpose	23	—	23	—	—	—
Loans to individuals	2	39	41	—	38	38
Lease financings	366	13	379	386	19	405

Total	$28,887	$13,037	$41,924	$32,132	$13,457	$45,589

*	Includes non-accrual troubled debt restructured loans and lease modifications of $572 thousand and $579 thousand at March 31, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2013 and December 31, 2012.

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

1.	Cash Secured – No credit risk

2.	Fully Secured – Negligible credit risk

3.	Strong – Minimal credit risk

4.	Satisfactory – Nominal credit risk

5.	Acceptable – Moderate credit risk

6.	Pre-Watch – Marginal, but stable credit risk

7.	Special Mention – Potential weakness

8.	Substandard – Well-defined weakness

9.	Doubtful – Collection in-full improbable

10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate—Commercial		Real Estate—Construction		Real Estate—Residential Secured for Business Purpose
(Dollars in thousands)	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012
Grade:
1. Cash secured/
2. Fully secured	$2,525	$2,263	$—	$—	$—	$—	$—	$—
3. Strong	7,209	5,227	9,480	9,591	6,285	3,907	—	—
4. Satisfactory	35,666	40,747	23,842	25,837	1,801	1,783	119	335
5. Acceptable	265,423	260,042	303,329	321,194	21,400	26,331	21,447	22,764
6. Pre-watch	104,615	106,436	154,423	110,476	33,017	42,190	6,486	8,458
7. Special Mention	33,447	31,825	17,993	16,187	805	548	1,084	288
8. Substandard	19,552	21,881	42,694	45,844	15,977	16,491	2,619	3,334
9. Doubtful	—	—	—	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$468,437	$468,421	$551,761	$530,122	$79,285	$91,250	$31,755	$35,179

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings. Nonperforming loans and leases are loans past due 90 days or more, loans and leases on non-accrual of interest and troubled debt restructured loans and lease modifications. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans or leases with a well-defined weakness and where collection in-full is improbable.

Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

	Real Estate—Residential Secured for Personal Purpose		Real Estate—Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
(Dollars in thousands)	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012
Performing	$142,683	$145,722	$83,376	$82,673	$41,517	$43,395	$86,997	$83,412
Nonperforming	804	804	23	54	264	385	473	445

Total	$143,487	$146,526	$83,399	$82,727	$41,781	$43,780	$87,470	$83,857

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,071)	(382)	(50)	(4)	(180)	(159)	N/A	(1,846)
Recoveries	48	6	8	2	34	150	N/A	248
Provision (recovery of provision)	1,312	892	(18)	(186)	95	41	(62)	2,074

Ending balance	$11,883	$8,023	$579	$792	$628	$1,358	$1,959	$25,222

Three Months Ended March 31, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs	(1,707)	(1,542)	—	—	(121)	(336)	N/A	(3,706)
Recoveries	53	96	52	2	31	99	N/A	333
Provision (recovery of provision)	2,093	1,481	73	(5)	64	53	341	4,100

Ending balance	$11,701	$13,352	$948	$732	$704	$1,160	$2,000	$30,597

N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At March 31, 2013
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$252	$—	$—	$—	$—	$—	$	N/A	$252
Ending balance: collectively evaluated for impairment	11,631	8,023	579	792	628	1,358		1,959	24,970

Total ending balance	$11,883	$8,023	$579	$792	$628	$1,358		$1,959	$25,222

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$2,297	$38,209	$171	$827	$41	$—			$41,545
Ending balance: collectively evaluated for impairment	466,140	592,837	31,584	226,059	41,740	87,470			1,445,830

Total ending balance	$468,437	$631,046	$31,755	$226,886	$41,781	$87,470			$1,487,375

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At March 31, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$860	$52	$—	$—	$—	$—	$	N/A	$912
Ending balance: collectively evaluated for impairment	10,841	13,300	948	732	704	1,160		2,000	29,685

Total ending balance	$11,701	$13,352	$948	$732	$704	$1,160		$2,000	$30,597

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$6,224	$36,391	$106	$57	$50	$—			$42,828
Ending balance: collectively evaluated for impairment	493,312	561,975	32,371	212,646	44,292	72,406			1,417,002

Total ending balance	$499,536	$598,366	$32,477	$212,703	$44,342	$72,406			$1,459,830

N/A – Not applicable

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2013 and December 31, 2012:

	At March 31, 2013			At December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$1,637	$3,222		$2,646	$4,504
Real estate—commercial real estate	22,445	28,217		24,863	30,991
Real estate—construction	15,764	17,785		15,985	17,959
Real estate—residential secured for business purpose	171	182		172	184
Real estate—residential secured for personal purpose	804	804		804	804
Real estate—home equity secured for personal purpose	23	23		—	—
Loans to individuals	41	57		38	55

Total impaired loans with no related allowance recorded	$40,885	$50,290		$44,508	$54,497

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$660	$713	$252	$676	$717	$208

Total impaired loans with an allowance recorded	$660	$713	$252	$676	$717	$208

Total impaired loans:
Commercial, financial and agricultural	$2,297	$3,935	$252	$3,322	$5,221	$208
Real estate—commercial real estate	22,445	28,217	—	24,863	30,991	—
Real estate—construction	15,764	17,785	—	15,985	17,959	—
Real estate—residential secured for business purpose	171	182	—	172	184	—
Real estate—residential secured for personal purpose	804	804	—	804	804	—
Real estate—home equity secured for personal purpose	23	23	—	—	—	—
Loans to individuals	41	57	—	38	55	—

Total impaired loans	$41,545	$51,003	$252	$45,184	$55,214	$208

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$2,884	$8	$39	$5,337	$2	$92
Real estate—commercial real estate	23,958	155	225	20,814	43	269
Real estate—construction	15,844	28	184	15,956	17	195
Real estate—residential secured for business purpose	184	—	3	110	—	1
Real estate—residential secured for personal purpose	803	—	12	57	—	1
Real estate—home equity secured for personal purpose	6	—	—	7	—	—
Loans to individuals	46	1	—	50	1	—

Total	$43,725	$192	$463	$42,331	$63	$558

*	Includes interest income recognized on accruing troubled debt restructured loans of $186 thousand and $58 thousand for the three months ended March 31, 2013 and 2012, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured:

	Three Months Ended March 31, 2013				Three Months Ended March 31 , 2012
(Dollars in thousands)	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number Of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans
Commercial, financial and agricultural	—	$—	$—	$—	7	$1,537	$1,537	$—
Real estate—commercial real estate	—	—	—	—	3	834	834	—
Real estate—construction	—	—	—	—	2	1,330	1,330	—

Total	—	$—	$—	$—	12	$3,701	$3,701	$—

Nonaccrual Troubled Debt Restructured Loans
Commercial, financial and agricultural	—	$—	$—	$—	2	$448	$448	$—
Real estate—commercial real estate	—	—	—	—	1	124	124	—

Total	—	$—	$—	$—	3	$572	$572	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and non-accrual loans that were restructured during the three months ended March 31, 2012. There were no troubled debt loan restructurings during the three months ended March 31, 2013.

	Three Months Ended March 31, 2012
	Interest Only Terms Extension		Temporary Payment Reduction		Temporary Payment Suspension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,316	3	$221	—	$—	7	$1,537
Real estate—commercial real estate	2	647	1	187	—	—	3	834
Real estate—construction	2	1,330	—	—	—	—	2	1,330

Total	8	$3,293	4	$408	—	$—	12	$3,701

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$448	2	$448
Real estate—commercial real estate	—	—	—	—	1	124	1	124

Total	—	$—	—	$—	3	$572	3	$572

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there was a payment default during the three month periods ended March 31, 2013 and 2012 and within twelve months of the restructuring date:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	3	$230	—	$—

Total	3	$230	—	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—

Note 4. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method using an accelerated amortization method and are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $5.0 million and $4.2 million at March 31, 2013 and December 31, 2012, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.0% to 10.0% at March 31, 2013 and December 31, 2012.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Beginning of period	$4,152	$2,739
Servicing rights capitalized	768	427
Amortization of servicing rights	(431)	(311)
Changes in valuation allowance	234	212

End of period	$4,723	$3,067

Mortgage loans serviced for others	$648,621	$448,139

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Valuation allowance, beginning of period	$(497)	$(793)
Additions	—	—
Reductions	234	212
Direct write-downs	—	—

Valuation allowance, end of period	$(263)	$(581)

The estimated amortization expense of mortgage servicing rights for the remainder of 2013 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2013		$687
2014		793
2015		647
2016		525
2017		415
Thereafter		1,656

Note 5. Income Taxes

At March 31, 2013 and December 31, 2012, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At March 31, 2013, the Corporation’s tax years 2009 through 2012 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

The Corporation sponsors a Supplemental Non-Qualified Pension Plan which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not actively offered to new participants.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2013	2012	2013	2012
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$156	$158	$21	$21
Interest cost	431	431	29	30
Expected return on plan assets	(555)	(491)	—	—
Amortization of net loss	286	291	6	6
Accretion of prior service cost	(59)	(59)	(5)	(5)

Net periodic benefit cost	$259	$330	$51	$52

The Corporation previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make contributions of $40 thousand to its retirement plans and $82 thousand to its other postretirement benefit plans in 2013. During the three months ended March 31, 2013, the Corporation contributed $10 thousand to its retirement plans and $20 thousand to its other postretirement plans. During the three months ended March 31, 2013, $435 thousand has been paid to participants from the retirement plans and $20 thousand has been paid to participants from the other postretirement plans.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2013	2012
Numerator for basic and diluted earnings per share—income available to common shareholders	$5,398	$5,263

Denominator for basic earnings per share—weighted-average shares outstanding	16,788	16,749
Effect of dilutive securities—employee stock options and awards	71	2

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,859	16,751

Basic earnings per share	$0.32	$0.31

Diluted earnings per share	$0.32	$0.31

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	653	585

Note 8. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available-for-Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(1,033)	105	149	(779)

Balance, March 31, 2013	$7,311	$(1,136)	$(13,874)	$(7,699)

Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	(751)	113	152	(486)

Balance, March 31, 2012	$6,555	$(819)	$(12,323)	$(6,587)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three months ended March 31, 2013 and 2012:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net unrealized holding losses on available-for-sale investment securities
	$185	$258	Net gain on sales of investment securities
	—	(3)	Other-than-temporary impairment on equity securities

	185	255	Total before tax
	(65)	(89)	Tax expense

	$120	$166	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$292	$297
Accretion of prior service cost included in net periodic pension costs*	(64)	(64)

	228	233	Total before tax
	79	81	Tax expense

	$149	$152	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 6—Retirement Plans and Other Postretirement Benefits for additional details.)

Note 9. Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value on the hedge item, to the extent attributable to the hedged risk, adjusts the carrying amount of the hedge item and is recognized in earnings.

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

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on trust preferred securities to a fixed rate. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.65% and receives a floating rate based on the three month LIBOR with a maturity date of January 7, 2019. At March 31, 2013, the Corporation has cash collateral pledged of $1.9 million for this cash flow hedge. The Corporation expects that there will be no ineffectiveness in the next twelve months.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2013
Interest rate locks with customers	$53,318	Other Assets	$1,485	—	$—
Forward loan sale commitments	56,884	—	—	Other Liabilities	222

Total	$110,202		$1,485		$222

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2012
Interest rate locks with customers	$51,768	Other Assets	$1,547	—	$—
Forward loan sale commitments	56,263	—	—	Other Liabilities	54

Total	$108,031		$1,547		$54

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2013
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$1,747

Total	$20,000		$—		$1,747

At December 31, 2012
Interest rate swap—cash flow hedge	$20,000	—	$—	Other Liabilities	$1,909

Total	$20,000		$—		$1,909

For the three months ended March 31, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2013	2012
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$(62)	$222
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	(168)	373

Total		$(230)	$595

For the three months ended March 31, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2013	2012
Interest rate swap—cash flow hedge—interest payments	Interest expense	$115	$108
Interest rate swap—cash flow hedge—ineffectiveness	Interest expense	—	—

Net loss		$(115)	$(108)

At March 31, 2013 and December 31, 2012, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At March 31, 2013	At December 31, 2012
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(1,136)	$(1,241)

Total		$(1,136)	$(1,241)

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

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange at the close of business at period end. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at March 31, 2013.

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

Contingent Consideration Liability

The Corporation estimated the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015. The estimated fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change of estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability will be recorded through non-interest expense. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a lower estimated fair value of the contingent consideration liability.

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, classified using the fair value hierarchy:

	At March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,936	$—	$—	$4,936
U.S. government corporations and agencies	—	171,595	—	171,595
State and political subdivisions	—	122,451	—	122,451
Residential mortgage-backed securities	—	88,049	—	88,049
Collateralized mortgage obligations	—	24,175	—	24,175
Corporate bonds	—	20,400	—	20,400
Money market mutual funds	4,444	—	—	4,444
Equity securities	3,065	—	—	3,065

Total available-for-sale securities	12,445	426,670	—	439,115
Interest rate locks with customers	—	1,485	—	1,485

Total assets	$12,445	$428,155	$—	$440,600

Liabilities:
Interest rate swap	$—	$1,747	$—	$1,747
Forward loan sale commitments	—	222	—	222
Contingent consideration liability	—	—	930	930

Total liabilities	$—	$1,969	$930	$2,899

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,938	$—	$—	$4,938
U.S. government corporations and agencies	—	172,142	—	172,142
State and political subdivisions	—	122,168	—	122,168
Residential mortgage-backed securities	—	90,740	—	90,740
Collateralized mortgage obligations	—	27,012	—	27,012
Corporate bonds	—	5,014	—	5,014
Money market mutual funds	4,878	—	—	4,878
Equity securities	2.842	—	—	2,842

Total available-for-sale securities	12,658	417,076	—	429,734
Interest rate locks with customers	—	1,547	—	1,547

Total assets	$12,658	$418,623	$—	$431,281

Liabilities:
Interest rate swap	$—	$1,909	$—	$1,909
Forward loan sale commitments	—	54	—	54
Contingent consideration liability	—	—	903	903

Total liabilities	$—	$1,963	$903	$2,866

At March 31, 2013 and 2012, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

On May 31, 2012, as a result of the purchase of Javers Group, the Corporation recorded a contingent consideration liability. The following table presents the change in the balance of the contingent consideration liability for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2013:

(Dollars in thousands)
Balance at December 31, 2012	$903
Adjustment of contingent consideration liability	27

Balance at March 31, 2013	$930

The following table represents assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

	At March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$41,293	$41,293

Total	$—	$—	$41,293	$41,293

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$44,976	$44,976
Mortgage servicing rights*	—	4,152	—	4,152
Other real estate owned*	—	1,607	—	1,607

Total	$—	$5,759	$44,976	$50,735

*	The fair value was lower than cost, therefore written down to fair value at December 31, 2012. At March 31, 2013, fair value was greater than cost.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2013 and December 31, 2012. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$84,562	$—	$—	$84,562	$84,562
Held-to-maturity securities	—	71,099	—	71,099	69,636
Loans held for sale	—	3,676	—	3,676	3,606
Net loans and leases held for investment	—	—	1,484,042	1,484,042	1,462,153
Mortgage servicing rights	—	5,018	—	5,018	4,723
Other real estate owned	—	3,616	—	3,616	3,616

Total assets	$84,562	$83,409	$1,484,042	$1,652,013	$1,628,296

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,508,090	$—	$—	$1,508,090	$1,508,090
Time deposits	—	307,652	—	307,652	306,520

Total deposits	1,508,090	307,652	—	1,815,742	1,814,610
Short-term borrowings	—	101,495	—	101,495	104,276
Long-term borrowings	—	20,591	—	20,591	20,619

Total liabilities	$1,508,090	$429,738	$—	$1,937,828	$1,939,505

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,301)	$—	$(1,301)	$—

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$146,112	$—	$—	$146,112	$146,112
Held-to-maturity securities	—	71,327	—	71,327	69,845
Loans held for sale	—	4,653	—	4,653	4,530
Net loans and leases held for investment	—	—	1,478,966	1,478,966	1,457,116

Total assets	$146,112	$75,980	$1,478,966	$1,701,058	$1,677,603

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,533,822	$—	$—	$1,533,822	$1,533,822
Time deposits	—	334,164	—	334,164	331,511

Total deposits	1,533,822	334,164	—	1,867,986	1,865,333
Short-term borrowings	—	94,066	—	94,066	96,282
Long-term borrowings	—	20,965	—	20,965	20,994

Total liabilities	$1,533,822	$449,195	$—	$1,983,017	$1,982,609

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,286)	$—	$(1,286)	$—

The following valuation methods and assumptions were used by the Corporation in estimating its fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2013 and December 31, 2012.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2013, impaired loans held for investment had a carrying amount of $41.5 million with a valuation allowance of $252 thousand. At December 31, 2012, impaired loans held for investment had a carrying amount of $45.2 million with a valuation allowance of $208 thousand.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2013, mortgage servicing rights had a carrying amount of $5.0 million with a valuation allowance of $263 thousand. At December 31, 2012, mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $497 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2013, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.

Other real estate owned: The fair value of other real estate owned is estimated based upon its appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the property, less estimated costs to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy.

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

Note 11. Restructuring Charges

During the first quarter of 2013, the Corporation implemented a company-wide restructuring plan which reduced staffing levels by 3.4% and included the announced closure and consolidation of its Silverdale financial service center, effective May 3, 2013, into the Hilltown and Perkasie locations,. As a result, the Corporation recorded $539 thousand in restructuring charges during the three months ended March 31, 2013, which consisted of $437 thousand in severance and $102 thousand in fixed asset retirement expenses. These charges are included in restructuring charges, a component of non-interest expense, within the consolidated statement of income. The restructuring involved strategic changes to ensure the Corporation is effectively managing costs, improving efficiencies and evolving the business to meet the need of all its stakeholders.

A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance
Accrued at January 1, 2013	$—
Restructuring charge	437
Payments	(206)

Accrued at March 31, 2013	$231

Note 12. Subsequent Event

On May 1, 2013, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of John T. Fretz Insurance Agency, Inc., a full-service property and casualty insurance agency providing solutions to both personal and commercial clients. The acquisition expands the Corporation’s insurance business and increases our market share in our core market. The Corporation paid $2.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending April 30, 2016 based on the achievement of certain levels of revenue. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the next three years.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only at the date of the report. The Corporation expressly disclaims any obligation to publicly release any updates or revisions to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2012 Annual Report on Form 10-K.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
	2013	2012	Amount	Percent
(Dollars in thousands, except per share data)
Net income	$5,398	$5,263	$135	3%
Net income per share:
Basic	$0.32	$0.31	$0.01	3
Diluted	0.32	0.31	0.01	3
Return on average assets	0.98%	0.97%	1 BP	1
Return on average equity	7.67%	7.70%	(3) BP	—

Net interest income on a tax-equivalent basis for the three months ended March 31, 2013 decreased $292 thousand, or 2% compared to the same period in 2012. The first quarter 2013 net interest margin on a tax-equivalent basis was 3.83%, a decrease of 12 basis points from 3.95% for the first quarter of 2012.

The provision for loan and lease losses was down $2.0 million, or 49% for the three months ended March 31, 2013 compared to the same period in 2012.

Non-interest income increased $454 thousand, or 4% during the three months ended March 31, 2013 compared to the same period in 2012. Non-interest expense increased $1.4 million, or 7% for the three months ended March 31, 2013 compared to the same period in 2012.

Gross loans and leases grew $5.5 million from December 31, 2012 and deposits decreased $50.7 million from December 31, 2012.

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications decreased to $28.9 million at March 31, 2013 compared to $32.1 million at December 31, 2012 and $36.3 million at March 31, 2012. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 1.94% at March 31, 2013 compared to 2.17% at December 31, 2012 and 2.48% at March 31, 2012. Net loan and lease charge-offs declined to $1.6 million for the three months ended March 31, 2013 compared to $3.4 million for the same period in the prior year. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

During the first quarter of 2013, the Corporation implemented a company-wide restructuring plan which reduced staffing levels by 3.4% and included the announced closure and consolidation of its Silverdale financial service center, effective May 3, 2013, into the Hilltown and Perkasie locations,. As a result, the Corporation recorded $539 thousand in restructuring charges during the three months ended March 31, 2013, which consisted of $437 thousand in severance and $102 thousand in fixed asset retirement expenses.

During the first quarter of 2013, the Corporation repurchased 61 thousand shares of common stock at a cost of $1.0 million under the board approved stock repurchase program. Shares available for future repurchases under the plan totaled 481 thousand at March 31, 2013. Total shares outstanding at March 31, 2013 were 16,762,695.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; although interest rates are expected to remain low for the foreseeable future, it anticipates increasing interest rates over the longer term, which it expects would benefit its net interest margin.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2013 and 2012. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Net interest income on a tax-equivalent basis for the three months ended March 31, 2013 decreased $292 thousand, or 2% compared to the same period in 2012. The tax-equivalent net interest margin for the three months ended March 31, 2013 decreased 12 basis points to 3.83% from 3.95% for the three months ended March 31, 2012. The declines in net interest income and net interest margin were primarily due to the re-investment of maturing and called investment securities into lower yielding investments as a result of the lower interest rate environment and lower rates on commercial and residential real estate loans due to re-pricing and competitive pressures. The decline in net interest income and net interest margin were partially offset by favorable re-pricing of savings accounts and certificates of deposit.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$40,552	$35	0.35%	$59,453	$38	0.26%
U.S. Government obligations	174,408	477	1.11	147,146	519	1.42
Obligations of states and political subdivisions	121,686	1,579	5.26	116,918	1,708	5.88
Other debt and equity securities	200,938	895	1.81	193,447	1,234	2.57

Total interest-earning deposits and investments	537,584	2,986	2.25	516,964	3,499	2.72

Commercial, financial and agricultural loans	438,434	4,676	4.33	440,906	4,742	4.33
Real estate—commercial and construction loans	544,865	6,658	4.96	534,079	6,988	5.26
Real estate—residential loans	257,435	2,455	3.87	247,295	2,605	4.24
Loans to individuals	42,781	596	5.65	44,497	630	5.69
Municipal loans and leases	134,450	1,716	5.18	133,896	1,821	5.47
Lease financings	66,078	1,557	9.56	56,647	1,372	9.74

Gross loans and leases	1,484,043	17,658	4.83	1,457,320	18,158	5.01

Total interest-earning assets	2,021,627	20,644	4.14	1,974,284	21,657	4.41

Cash and due from banks	40,070			34,956
Reserve for loan and lease losses	(25,245)			(31,908)
Premises and equipment, net	33,046			34,299
Other assets	163,649			168,820

Total assets	$2,233,147			$2,180,451

Liabilities:
Interest-bearing checking deposits	$244,089	36	0.06	$220,360	57	0.10
Money market savings	325,677	80	0.10	310,878	148	0.19
Regular savings	534,701	76	0.06	498,572	264	0.21
Time deposits	323,982	1,048	1.31	400,433	1,384	1.39

Total time and interest-bearing deposits	1,428,449	1,240	0.35	1,430,243	1,853	0.52

Short-term borrowings	102,444	17	0.07	118,255	106	0.36
Long-term debt	—	—	—	440	4	3.66
Subordinated notes and capital securities	20,982	289	5.59	22,486	304	5.44

Total borrowings	123,426	306	1.01	141,181	414	1.18

Total interest-bearing liabilities	1,551,875	1,546	0.40	1,571,424	2,267	0.58

Demand deposits, non-interest bearing	361,659			294,067
Accrued expenses and other liabilities	34,055			39,889

Total liabilities	1,947,589			1,905,380

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	64,721			61,402
Retained earnings and other equity	129,505			122,337

Total shareholders’ equity	285,558			275,071

Total liabilities and shareholders’ equity	$2,223,147			$2,180,451

Net interest income		$19,098			$19,390

Net interest spread			3.74			3.83
Effect of net interest-free funding sources			0.09			0.12

Net interest margin			3.83%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.27%			125.64%

Notes: For rate calculation purposes, average loan and lease categories include unearned discount.

   Nonaccrual loans and leases have been included in the average loan and lease balances.

   Loans held for sale have been included in the average loan balances.

   Tax-equivalent amounts for the three months ended March 31, 2013 and 2012 have been calculated using the Corporation’s    federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended March 31, 2013 Versus 2012
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(14)	$11	$(3)
U.S. Government obligations	84	(126)	(42)
Obligations of states and political subdivisions	64	(193)	(129)
Other debt and equity securities	45	(384)	(339)

Interest on deposits and investments	179	(692)	(513)

Commercial, financial and agricultural loans	(66)	—	(66)
Real estate—commercial and construction loans	121	(451)	(330)
Real estate—residential loans	97	(247)	(150)
Loans to individuals	(29)	(5)	(34)
Municipal loans and leases	6	(111)	(105)
Lease financings	212	(27)	185

Interest and fees on loans and leases	341	(841)	(500)

Total interest income	520	(1,533)	(1,013)

Interest expense:
Interest-bearing checking deposits	5	(26)	(21)
Money market savings	7	(75)	(68)
Regular savings	17	(205)	(188)
Time deposits	(257)	(79)	(336)

Interest on time and interest-bearing deposits	(228)	(385)	(613)

Short-term borrowings	(13)	(76)	(89)
Long-term debt	(4)	—	(4)
Subordinated notes and capital securities	(22)	7	(15)

Interest on borrowings	(39)	(69)	(108)

Total interest expense	(267)	(454)	(721)

Net interest income	$787	$(1,079)	$(292)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three months ended March 31, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three months ended March 31, 2013 versus 2012

Interest income on a tax-equivalent basis for the three months ended March 31, 2013 decreased $1.0 million, or 5% from the same period in 2012. This decrease was mainly due to a 47 basis point decrease in the average rate earned on investment securities and deposits at other banks and an 18 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $513 thousand for the three months ended March 31, 2013 compared to the same period in 2012 was mostly due to maturities, pay-downs and calls of investment securities and their replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $500 thousand during the three months ended March 31, 2013 compared to the same period in 2012. The Corporation experienced decreases in the average rates on commercial and residential real estate loans due to re-pricing and competitive pressures. These unfavorable variances were partially offset by growth in lease financings and commercial and residential real estate loans.

Interest Expense

Three months ended March 31, 2013 versus 2012

Interest expense for the three months ended March 31, 2013 decreased $721 thousand, or 32% from the comparable period in 2012. This decrease was mainly due to a 17 basis point decrease in the Corporation’s average cost of deposits largely attributable to re-pricing of savings accounts and time deposits and a $76.5 million decrease in average time deposits. For the three months ended March 31, 2013, interest expense on savings accounts decreased $256 thousand and time deposits decreased by $336 thousand. For the three months ended March 31, 2013, average time deposits decreased by $76.5 million partially offset by increases in average interest-bearing checking of $23.7 million, money market savings of $14.8 million and regular savings of $36.1 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2013 and 2012 was $2.1 million and $4.1 million, respectively. The year-to-date decline in the provision was primarily the result of the migration and resolution of loans through the loan workout process and a decrease in loss factors for commercial real estate loans.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other non-interest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	Amount	Percent
Trust fee income	$1,734	$1,625	$109	7%
Service charges on deposit accounts	1,086	1,100	(14)	(1)
Investment advisory commission and fee income	1,701	1,256	445	35
Insurance commission and fee income	2,718	2,267	451	20
Other service fee income	1,698	1,522	176	12
Bank owned life insurance income	504	1,506	(1,002)	(67)
Other-than-temporary impairment on equity securities	—	(3)	3	N/M
Net gain on sales of investment securities	185	258	(73)	(28)
Net gain on mortgage banking activities	1,696	1,272	424	33
Net loss on sales and write-downs of other real estate owned	—	(31)	31	N/M
Other	153	249	(96)	(39)

Total noninterest income	$11,475	$11,021	$454	4

Three months ended March 31, 2013 versus 2012

Noninterest income for the three months ended March 31, 2013 was $11.5 million, an increase of $454 thousand, or 4% from the comparable period in the prior year. Insurance commission and fee income was up $451 thousand primarily a result of the acquisition of Javers Group on May 31, 2012. Investment advisory commission and fee income was up $445 thousand primarily due to a 16.3% increase in assets under supervision. The net gain on mortgage banking activities increased $424 thousand during the three months ended March 31, 2013 over the same period in 2012 as refinance volume continues to be strong. Partially offsetting these favorable variances were proceeds from bank owned life insurance death benefits of $989 thousand recognized during the three months ended March 31, 2012.

Noninterest Expense

The operating costs of the Corporation are known as non-interest expense, and include, but are not limited to, salaries and benefits, commissions, equipment and occupancy expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.

The following table presents noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	Amount	Percent
Salaries and benefits	$9,860	$10,141	$(281)	(3)%
Commissions	2,115	1,422	693	49
Net occupancy	1,399	1,394	5	—
Equipment	1,182	1,034	148	14
Marketing and advertising	365	319	46	14
Deposit insurance premiums	392	444	(52)	(12)
Restructuring charges	539	—	539	N/M
Other	4,384	4,122	262	6

Total noninterest expense	$20,236	$18,876	$1,360	7

Three months ended March 31, 2013 versus 2012

Noninterest expense for the three months ended March 31, 2013 was $20.2 million, an increase of $1.4 million, or 7% compared to the same period in 2012. Commission expense increased $693 thousand in the three months ended March 31, 2013 compared to the same period in the prior year mainly related to production activity and revenues generated in the Corporation’s mortgage banking, equipment finance, investment and insurance businesses. During the first quarter of 2013, the Corporation implemented a company-wide restructuring plan which reduced staffing levels by 3.4% and included the announced closure and consolidation of its Silverdale financial service center, effective May 3, 2013, into the Hilltown and Perkasie locations. As a result, the Corporation recorded severance and fixed asset retirement expenses of $437 thousand and $102 thousand, respectively, during the three months ended March 31, 2013. The restructuring involved strategic changes to ensure the Corporation is effectively managing costs, improving efficiencies and evolving the business to meet the needs of all of its stakeholders. Excluding the impact of the restructuring charges, noninterest expense for the three months ended March 31, 2013 increased 4% compared to the same period in 2012.

Tax Provision

The provision for income taxes for the three months ended March 31, 2013 and 2012 was $1.7 million and $946 thousand, at effective rates of 24% and 15%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rate for 2013 is due to a lower amount of tax exempt income in 2013 primarily due to bank-owned life insurance death benefits in 2012 as well as overall tax exempt income representing a smaller proportion of pre-tax income in 2013 versus 2012.

Financial Condition

Assets

Total assets decreased $41.8 million from December 31, 2012 primarily due to a decrease in cash and interest-earning deposits, partially offset by an increase in investment securities and loans and leases. The following table presents the assets at the dates indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2013	2012	Amount	Percent
Cash and interest-earning deposits	$84,562	$146,112	$(61,550)	(42)%
Investment securities	508,751	499,579	9,172	2
Loans held for sale	3,606	4,530	(924)	(20)
Loans and leases held for investment	1,487,375	1,481,862	5,513	—
Reserve for loan and lease losses	(25,222)	(24,746)	(476)	(2)
Premises and equipment, net	32,585	33,222	(637)	(2)
Goodwill and other intangibles, net	63,089	62,694	395	1
Bank owned life insurance	61,913	61,409	504	1
Accrued interest receivable and other assets	46,377	40,179	6,198	15

Total assets	$2,263,036	$2,304,841	$(41,805)	(2)

Cash and Interest-earning Deposits

Cash and interest-earning deposits at March 31, 2013 decreased $61.6 million from December 31, 2012 primarily due to the decline in customer deposits.

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

Total investments at March 31, 2013 increased by $9.2 million from December 31, 2012. Purchases of $34.7 million were partially offset by maturities and pay-downs of $12.3 million, calls of $780 thousand, and sales of $10.2 million.

Loans and Leases

Gross loans and leases held for investment at March 31, 2013 grew by $5.5 million from December 31, 2012. Commercial real estate loans increased $6.3 million and personal real estate loans decreased $2.4 million. While the Corporation continued to see increased loan activity in the first three months of 2013, overall credit demand and utilization of lines by businesses and consumers remained light as a result of the sluggish economy.

Asset Quality

Performance of the entire loan and lease portfolio is reviewed on a regular basis by Bank management and lending officers. A number of factors regarding the borrower, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

At March 31, 2013, the recorded investment in loans that were considered to be impaired was $41.5 million, all of which were on a nonaccrual basis or accruing troubled debt restructured. The related reserve for loan losses was $252 thousand. At December 31, 2012, the recorded investment in loans that were considered to be impaired was $45.2 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $208 thousand. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The impaired loan balances consisted mainly of commercial real estate and construction loans. Impaired loans decreased $3.6 million during 2013 mainly due to the foreclosure of commercial loans for two borrower relationships totaling $1.7 million and net loan charge-offs of $1.6 million. Impaired loans at March 31, 2013 included one large shared national credit to a theatre with an outstanding balance of $6.0 million. During the third quarter of 2012, this credit was returned to accruing troubled debt restructured status as the borrower made six consecutive principal and interest payments. At March 31, 2013, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at March 31, 2013 included one large credit which went on non-accrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million at March 31, 2013. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. For the three months ended March 31, 2013 and 2012, interest income that would have been recognized under the original terms for impaired loans was $463 thousand and $558 thousand, respectively. Interest income recognized in the three months ended March 31, 2013 and 2012 was $192 thousand and $63 thousand, respectively.

Other real estate owned increased to $3.6 million at March 31, 2013, compared to $1.6 million at December 31, 2012. The year-to-date increase was primarily due to the addition of commercial properties for $1.7 million. Of the other real estate owned properties held at March 31, 2013, two locations with an associated carrying balance of $2.0 million are under agreements of sale.

Table 3 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012	At March 31, 2012
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$1,837	$2,842	$4,622
Real estate—commercial	12,146	14,340	16,858
Real estate—construction	13,538	13,588	13,928
Real estate—residential	998	976	163
Loans to individuals	2	—	—
Lease financings	366	386	699

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	28,887	32,132	36,270
Accruing troubled debt restructured loans and lease modifications, not included above	13,037	13,457	7,301

Total impaired loans and leases	41,924	45,589	43,571
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	49	—	58
Real estate—residential	—	54	170
Loans to individuals	223	347	242
Lease financings	94	40	53

Total accruing loans and leases, 90 days or more past due	366	441	523

Total non-performing loans and leases	42,290	46,030	44,094
Other real estate owned	3,616	1,607	4,993

Total nonperforming assets	$45,906	$47,637	$49,087

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.94%	2.17%	2.48%
Nonperforming loans and leases / loans and leases held for investment	2.84%	3.11%	3.02%
Nonperforming assets / total assets	2.03%	2.07%	2.24%
Allowance for loan and lease losses / loans and leases held for investment	1.70%	1.67%	2.10%
Allowance for loan and lease losses / nonaccrual loans and leases	87.31%	77.01%	84.36%
Allowance for loan and lease losses / nonperforming loans and leases	59.64%	53.76%	69.39%
Allowance for loan and lease losses	$25,222	$24,746	$30,597
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$572	$579	$8,512

The following table provides additional information on the Corporation’s nonaccrual loans and leases held for investment:

	At March 31,	At December 31,	At March 31,
(Dollars in thousands)	2013	2012	2012
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$28,887	$32,132	$36,270
Nonaccrual loans and leases with partial charge-offs	7,269	8,834	10,110
Life-to-date partial charge-offs on nonaccrual loans and leases	3,743	4,361	10,913
Charge-off rate of nonaccrual loans and leases with partial charge-offs	34.0%	33.1%	51.9%
Specific reserves on impaired loans	$252	$208	$912

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at March 31, 2013 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $634 thousand and $500 thousand for the three months ended March 31, 2013 and 2012, respectively. The Corporation also has goodwill with a net carrying amount of $56.2 million at March 31, 2013 and December 31, 2012, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. The Corporation completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles during the three months ended March 31, 2013 and 2012. Since the last annual impairment analysis during 2012, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At March 31, 2013 and December 31, 2012, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.5 million and $4.1 million at March 31, 2013 and December 31, 2012, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. These downgrades, and any future downgrades in the credit ratings of the U.S. government and the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, at March 31, 2013, the FHLB stock is recorded at cost.

Liabilities

Total liabilities decreased $42.3 million since December 31, 2012 primarily due to a decrease in deposits, partially offset by an increase in short-term borrowings. The following table presents the liabilities at the dates indicated:

			Change
(Dollars in thousands)	At March 31, 2013	At December 31, 2012	Amount	Percent
Deposits	$1,814,610	$1,865,333	$(50,723)	(3)%
Short-term borrowings	104,276	96,282	7,994	8
Long-term borrowings	20,619	20,994	(375)	(2)
Accrued expenses and other liabilities	38,747	37,955	792	2

Total liabilities	$1,978,252	$2,020,564	$(42,312)	(2)

Deposits

Total deposits declined $50.7 million from December 31, 2012, mainly due to a decrease in public fund deposits of $38.9 million.

Borrowings

Short-term borrowings at March 31, 2013, included customer repurchase agreements on an overnight basis of $104.3 million. Long-term borrowings at March 31, 2013, included $20.6 million of junior subordinated debt relating to trust preferred securities, including the capital component.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2013 increased $507 thousand since December 31, 2012, primarily due to an increase in retained earnings partially offset by a decrease in additional paid-in capital and an increase in accumulated other comprehensive loss.

The following table presents total shareholders’ equity at the dates indicated:

			Change
(Dollars in thousands)	At March 31, 2013	At December 31, 2012	Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	61,512	62,101	(589)	(1)
Retained earnings	166,739	164,823	1,916	1
Accumulated other comprehensive loss	(7,699)	(6,920)	(779)	(11)
Treasury stock	(27,100)	(27,059)	(41)	—

Total shareholders’ equity	$284,784	$284,277	$507	—

Retained earnings at March 31, 2013 were impacted by the three months of net income of $5.4 million partially offset by cash dividends declared of $3.4 million. Accumulated other comprehensive loss increased primarily due to declines in the fair value of available-for-sale investment securities.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$276,547	15.37%	$143,932	8.00%	$179,915	10.00%
Bank	250,021	14.09	141,949	8.00	177,436	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	253,645	14.10	71,966	4.00	107,949	6.00
Bank	227,799	12.84	70,974	4.00	106,462	6.00
Tier 1 Capital (to Average Assets):
Corporation	253,645	11.71	86,674	4.00	108,342	5.00
Bank	227,799	10.60	86,001	4.00	107,502	5.00
At December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,504	15.62%	$140,631	8.00%	$175,788	10.00%
Bank	246,861	14.22	138,841	8.00	173,552	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	252,240	14.35	70,315	4.00	105,473	6.00
Bank	225,126	12.97	69,421	4.00	104,131	6.00
Tier 1 Capital (to Average Assets):
Corporation	252,240	11.47	87,934	4.00	109,918	5.00
Bank	225,126	10.31	87,310	4.00	109,137	5.00

At March 31, 2013 and December 31, 2012, management believes that the Corporation and the Bank met all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2013, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In June 2012, to comply with certain provisions of the Dodd-Frank Act and due to agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III), the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the agencies have indicated that, due to the volume of public comments received, the final rule was delayed and was not effective on January 1, 2013.

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

The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities.

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net interest income over the next twelve months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. The changes to net interest income are shown in the below table at March 31, 2013.

Table 5 — Summary of Interest Rate Simulation

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount of Change	Percent Change
Rate shock—Change in interest rates
+300 basis points	$10,883	14.5%
+200 basis points	6,815	9.7
+100 basis points	2,912	4.2
-100 basis points*	(4,161)	(5.5)

*	Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

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

Sources of Funds

Core deposits and cash management repurchase agreements have historically been the most significant funding sources for the Corporation. These deposits and repurchase agreements are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, savings institutions, mutual funds, security dealers and others.

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and are at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $403.6 million. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings with the FHLB. At December 31, 2012, the Bank had outstanding short-term letters of credit with the FHLB totaling $32.0 million which were utilized to collateralize seasonal public funds deposits; there were no outstanding short-term letters of credit at March 31, 2013. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank, maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2013 and December 31, 2012. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2013 and December 31, 2012, the Corporation had no outstanding borrowings under this line.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	—	$—	—	541,929
February 1 – 28, 2013	24,791	16.66	24,791	517,138
March 1 – 31, 2013	36,253	17.18	36,253	480,885

Total	61,044	$16.97	61,044

1.	Transactions are reported as of trade dates.
2.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782. The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans.
3.	The Corporation’s current stock repurchase program does not have an expiration date.
4.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
5.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 31.1	Certification of William S. Aichele, Chairman and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Michael S. Keim, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: May 9, 2013	/s/ William S. Aichele
William S. Aichele, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	/s/ Michael S. Keim
Michael S. Keim, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)