Form 10-Q
period 2013-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2013-08-08
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,678,341
(Title of Class)	(Number of shares outstanding at July 31, 2013)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	(UNAUDITED) At June 30, 2013	(SEE NOTE) At December 31, 2012
ASSETS
Cash and due from banks	$45,360	$98,399
Interest-earning deposits with other banks	41,194	47,713
Investment securities held-to-maturity (fair value $70,029 and $71,327 at June 30, 2013 and December 31, 2012, respectively)	69,425	69,845
Investment securities available-for-sale	416,035	429,734
Loans held for sale	3,609	4,530
Loans and leases held for investment	1,499,993	1,481,862
Less: Reserve for loan and lease losses	(24,718)	(24,746)

Net loans and leases held for investment	1,475,275	1,457,116

Premises and equipment, net	32,493	33,222
Goodwill	57,517	56,238
Other intangibles, net of accumulated amortization and fair value adjustments of $9,244 and $10,475 at June 30, 2013 and December 31, 2012, respectively	8,470	6,456
Bank owned life insurance	62,326	61,409
Accrued interest receivable and other assets	43,897	40,179

Total assets	$2,255,601	$2,304,841

LIABILITIES
Demand deposits, noninterest-bearing	$398,906	$368,948
Demand deposits, interest-bearing	632,563	638,483
Savings deposits	542,566	526,391
Time deposits	299,016	331,511

Total deposits	1,873,051	1,865,333

Customer repurchase agreements	45,388	96,282
Accrued interest payable and other liabilities	36,955	37,955
Subordinated notes	—	375
Junior subordinated debt owed to unconsolidated subsidiary trust	20,619	20,619

Total liabilities	1,976,013	2,020,564

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2013 and December 31, 2012; 18,266,404 shares issued at June 30, 2013 and December 31, 2012; 16,683,009 and 16,770,232 shares outstanding at June 30, 2013 and December 31, 2012, respectively	91,332	91,332
Additional paid-in capital	61,702	62,101
Retained earnings	168,233	164,823
Accumulated other comprehensive loss, net of taxes	(13,229)	(6,920)
Treasury stock, at cost; 1,583,395 shares and 1,496,172 shares at June 30, 2013 and December 31, 2012, respectively	(28,450)	(27,059)

Total shareholders’ equity	279,588	284,277

Total liabilities and shareholders’ equity	$2,255,601	$2,304,841

Note:	The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans and leases:
Taxable	$15,809	$16,413	$31,751	$32,750
Exempt from federal income taxes	1,130	1,229	2,244	2,422

Total interest and fees on loans and leases	16,939	17,642	33,995	35,172

Interest and dividends on investment securities:
Taxable	1,432	1,481	2,804	3,234
Exempt from federal income taxes	1,044	1,097	2,070	2,207
Other interest income	46	38	81	76

Total interest income	19,461	20,258	38,950	40,689

Interest expense
Interest on deposits	1,155	1,654	2,395	3,507
Interest on short-term borrowings	15	156	32	262
Interest on long-term borrowings	183	301	472	609

Total interest expense	1,353	2,111	2,899	4,378

Net interest income	18,108	18,147	36,051	36,311
Provision for loan and lease losses	3,446	1,343	5,520	5,443

Net interest income after provision for loan and lease losses	14,662	16,804	30,531	30,868

Noninterest income
Trust fee income	1,779	1,625	3,513	3,250
Service charges on deposit accounts	1,098	1,079	2,184	2,179
Investment advisory commission and fee income	1,811	1,350	3,512	2,606
Insurance commission and fee income	2,598	2,057	5,316	4,324
Other service fee income	1,827	1,368	3,525	2,890
Bank owned life insurance income	413	336	917	1,842
Other-than-temporary impairment on equity securities	—	(6)	—	(9)
Net gain on sales of investment securities	1,339	24	1,524	282
Net gain on mortgage banking activities	1,416	1,074	3,112	2,346
Net loss on dispositions of fixed assets	(6)	(10)	(6)	(9)
Net gain (loss) on sales and write-downs of other real estate owned	252	(1,071)	252	(1,102)
Loss on termination of interest rate swap	(1,866)	—	(1,866)	—
Other	330	174	483	422

Total noninterest income	10,991	8,000	22,466	19,021

Noninterest expense
Salaries and benefits	9,359	9,100	19,219	19,241
Commissions	2,388	1,633	4,503	3,055
Net occupancy	1,408	1,402	2,807	2,796
Equipment	1,212	1,111	2,394	2,145
Marketing and advertising	497	584	862	903
Deposit insurance premiums	400	429	792	873
Restructuring charges	—	—	539	—
Other	4,022	4,377	8,406	8,499

Total noninterest expense	19,286	18,636	39,522	37,512

Income before income taxes	6,367	6,168	13,475	12,377
Income taxes	1,537	1,405	3,247	2,351

Net income	$4,830	$4,763	$10,228	$10,026

Net income per share:
Basic	$.29	$.28	$.61	$.60
Diluted	.29	.28	.61	.60
Dividends declared	.20	.20	.40	.40

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2013			2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$6,367	$1,537	$4,830	$6,168	$1,405	$4,763
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(9,201)	(3,221)	(5,980)	1,417	496	921
Less: reclassification adjustment for net gains on sales realized in net income	(1,339)	(468)	(871)	(24)	(9)	(15)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	6	2	4

Total net unrealized (losses) gains on available-for-sale investment securities	(10,540)	(3,689)	(6,851)	1,399	489	910
Cash flow hedge derivative:
Net change in fair value of interest rate swap	(119)	(42)	(77)	(563)	(197)	(366)
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	1,866	653	1,213	—	—	—

Total cash flow hedge derivative	1,747	611	1,136	(563)	(197)	(366)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	349	122	227	292	102	190
Less: accretion of prior service cost included in net periodic pension costs	(63)	(21)	(42)	(64)	(22)	(42)

Total defined benefit pension plans	286	101	185	228	80	148

Other comprehensive (loss) income	(8,507)	(2,977)	(5,530)	1,064	372	692

Total comprehensive (loss) income	$(2,140)	$(1,440)	$(700)	$7,232	$1,777	$5,455

	Six Months Ended June 30,
(Dollars in thousands)	2013			2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$13,475	$3,247	$10,228	$12,377	$2,351	$10,026
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(10,605)	(3,712)	(6,893)	517	181	336
Less: reclassification adjustment for net gains on sales realized in net income	(1,524)	(533)	(991)	(282)	(99)	(183)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	9	3	6

Total net unrealized (losses) gains on available-for-sale investment securities	(12,129)	(4,245)	(7,884)	244	85	159
Cash flow hedge derivative:
Net change in fair value of interest rate swap	43	15	28	(389)	(136)	(253)

Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	1,866	653	1,213	—	—	—

Total cash flow hedge derivative	1,909	668	1,241	(389)	(136)	(253)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	641	224	417	589	206	383
Less: accretion of prior service cost included in net periodic pension costs	(127)	(44)	(83)	(128)	(45)	(83)

Total defined benefit pension plans	514	180	334	461	161	300

Other comprehensive (loss) income	(9,706)	(3,397)	(6,309)	316	110	206

Total comprehensive income	$3,769	$(150)	$3,919	$12,693	$2,461	$10,232

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Six Months Ended June 30, 2013

Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277
Net income					10,228		10,228
Other comprehensive loss, net of income tax benefit		(6,309)					(6,309)
Cash dividends declared ($0.40 per share)					(6,693)		(6,693)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	79,139			5	(33)	1,391	1,363
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				262			262
Net tax deficiency on stock-based compensation				(11)			(11)
Purchases of treasury stock	(206,870)					(3,529)	(3,529)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at June 30, 2013	16,683,009	$(13,229)	$91,332	$61,702	$168,233	$(28,450)	$279,588

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Six Months Ended June 30, 2012

Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income					10,026		10,026
Other comprehensive income, net of income tax		206					206
Cash dividends declared ($0.40 per share)					(6,706)		(6,706)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	90,339				(65)	1,526	1,461
Repurchase of cancelled restricted stock awards	(13,125)			300	(87)	(213)	—
Stock-based compensation				847	33		880
Net tax deficiency on stock-based compensation				(84)			(84)
Purchases of treasury stock	(90,854)					(1,446)	(1,446)
Restricted stock awards granted	71,157			(1,154)	(134)	1,288	—

Balance at June 30, 2012	16,759,893	$(5,895)	$91,332	$58,404	$160,633	$(27,158)	$277,316

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$10,228	$10,026
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,520	5,443
Depreciation of premises and equipment	1,470	1,369
Other-than-temporary impairment on equity securities	—	9
Net gain on sales of investment securities	(1,524)	(282)
Net gain on mortgage banking activities	(3,112)	(2,346)
Net loss on dispositions of fixed assets	6	9
Net (gain) loss on sales and write-downs of other real estate owned	(252)	1,102
Loss on termination of interest rate swap	1,866	—
Bank owned life insurance income	(917)	(1,842)
Stock-based compensation	262	774
Other adjustments to reconcile net income to cash provided by operating activities	1,329	3,145
Originations of loans held for sale	(176,114)	(122,521)
Proceeds from the sale of loans held for sale	180,931	125,854
Contributions to pension and other postretirement benefit plans	(60)	(59)
(Increase) decrease in accrued interest receivable and other assets	(3,845)	400
Decrease in accrued interest payable and other liabilities	(2,553)	(2,272)

Net cash provided by operating activities	13,235	18,809

Cash flows from investing activities:
Net cash paid due to acquisitions	(2,170)	(3,225)
Net capital expenditures	(747)	(1,337)
Proceeds from maturities and calls of securities available-for-sale	23,467	81,001
Proceeds from sales of securities available-for-sale	35,415	57,162
Purchases of investment securities available-for-sale	(56,860)	(106,536)
Net increase in loans and leases	(25,154)	(23,854)
Net decrease in interest-earning deposits	6,519	8,147
Proceeds from sales of other real estate owned	2,330	1,482
Proceeds from bank owned life insurance	—	2,415

Net cash (used in) provided by investing activities	(17,200)	15,255

Cash flows from financing activities:
Net increase (decrease) in deposits	7,718	(5,310)
Net decrease in short-term borrowings	(50,894)	(14,606)
Repayment of subordinated debt	(375)	(750)
Purchases of treasury stock	(3,529)	(1,446)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,363	1,461
Cash dividends paid	(3,357)	(6,699)

Net cash used in financing activities	(49,074)	(27,350)

Net (decrease) increase in cash and due from banks	(53,039)	6,714
Cash and due from banks at beginning of year	98,399	39,857

Cash and due from banks at end of period	$45,360	$46,571

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,489	$4,759
Cash paid for income taxes, net of refunds received	3,713	1,282
Non cash transactions:
Noncash transfer of loans to other real estate owned	$1,729	$—
Contingency consideration recorded as goodwill	$454	$842

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 4, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires entities to present, either on the face of the statement where net income is presented or in a single footnote, significant amounts that are required under U.S. GAAP to be reclassified to net income in their entirety. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to provide a cross-reference to other required U.S. GAAP disclosures. The amendment is effective for reporting periods beginning after December 15, 2012, or January 1, 2013 for the Corporation. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in additional disclosures which are included in Note 10, “Accumulated Other Comprehensive (Loss) Income.”

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

Note 2.	Acquisition

On May 1, 2013, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of John T. Fretz Insurance Agency, Inc., a full-service property and casualty insurance agency providing solutions to both personal and commercial clients. The acquisition expands the Corporation’s insurance business and increases its market share in its core market.

The Corporation paid $2.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended April 30, 2016 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $454 thousand in other liabilities. The estimated fair value of the contingent consideration liability was calculated using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The potential cash payments that could result from the contingent consideration arrangement range from $0 thousand to a maximum of $930 thousand cumulative over the next three years. The fair value of the contingent consideration liability will be reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability will be recorded through noninterest expense.

As a result of the John T. Fretz Insurance Agency, Inc. acquisition, the Corporation recorded goodwill of $1.3 million (inclusive of the contingent consideration) and customer related intangibles of $1.3 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles will be amortized over seven years using the sum-of-the-years-digits amortization method. The allocation of the purchase price to goodwill, customer related intangibles and the contingent consideration liability, as of June 30, 2013, are preliminary estimates and are subject to adjustment within the measurement period. The acquisition was accounted for in accordance with accounting standards for business combinations.

Note 3.	Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2013 and December 31, 2012 by contractual maturity within each type:

	At June 30, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$12,313	$118	$—	$12,431	$3,026	$7	$—	$3,033
After 1 year to 5 years	57,112	969	(483)	57,598	66,819	1,526	(51)	68,294

	69,425	1,087	(483)	70,029	69,845	1,533	(51)	71,327

Total	$69,425	$1,087	$(483)	$70,029	$69,845	$1,533	$(51)	$71,327

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,963	$—	$(200)	$4,763	$4,960	$—	$(22)	$4,938

	4,963	—	(200)	4,763	4,960	—	(22)	4,938

U.S. government corporations and agencies:
Within 1 year	5,998	51	—	6,049	1,517	9	—	1,526
After 1 year to 5 years	153,254	490	(1,649)	152,095	148,120	1,509	(70)	149,559
After 5 years to 10 years	15,885	—	(608)	15,277	20,953	109	(5)	21,057

	175,137	541	(2,257)	173,421	170,590	1,627	(75)	172,142

State and political subdivisions:
Within 1 year	5,383	34	—	5,417	4,607	75	—	4,682
After 1 year to 5 years	3,925	40	(36)	3,929	4,130	88	(19)	4,199
After 5 years to 10 years	41,966	844	(562)	42,248	36,499	1,245	(7)	37,737
Over 10 years	66,555	2,098	(313)	68,340	70,495	5,055	—	75,550

	117,829	3,016	(911)	119,934	115,731	6,463	(26)	122,168

Residential mortgage-backed securities:
After 5 years to 10 years	22,236	468	(73)	22,631	20,140	777	—	20,917
Over 10 years	44,750	617	(75)	45,292	66,962	2,861	—	69,823

	66,986	1,085	(148)	67,923	87,102	3,638	—	90,740

	At June 30, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations:
After 1 year to 5 years	155	3	—	158	41	—	—	41
After 5 years to 10 years	—	—	—	—	626	7	—	633
Over 10 years	10,335	74	(93)	10,316	25,698	645	(5)	26,338

	10,490	77	(93)	10,474	26,365	652	(5)	27,012

Corporate bonds:
After 1 year to 5 years	10,081	23	(207)	9,897	4,993	21	—	5,014
After 5 years to 10 years	22,179	—	(1,068)	21,111	—	—	—	—

	32,260	23	(1,275)	31,008	4,993	21	—	5,014

Money market mutual funds:
Within 1 year	5,500	—	—	5,500	4,878	—	—	4,878

	5,500	—	—	5,500	4,878	—	—	4,878

Equity securities:
No stated maturity	2,161	867	(16)	3,012	2,279	696	(133)	2,842

	2,161	867	(16)	3,012	2,279	696	(133)	2,842

Total	$415,326	$5,609	$(4,900)	$416,035	$416,898	$13,097	$(261)	$429,734

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at June 30, 2013 and December 31, 2012 do not represent other-than-temporary impairments.

Securities with a carrying value of $305.7 million and $368.2 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Securities available-for-sale:
Proceeds from sales	$35,415	$57,162
Gross realized gains on sales	1,524	1,178
Gross realized losses on sales	—	896
Tax expense related to net realized gains on sales	533	99

The Corporation realized other-than-temporary impairment charges to noninterest income of $0 thousand and $9 thousand, respectively, on its equity portfolio during the six months ended June 30, 2013 and 2012. The Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation has not recognized any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2013 and 2012.

At June 30, 2013 and December 31, 2012, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the amount of securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$4,763	$(200)	$—	$—	$4,763	$(200)
U.S. government corporations and agencies	111,718	(2,257)	—	—	111,718	(2,257)
State and political subdivisions	25,144	(911)	—	—	25,144	(911)
Residential mortgage-backed securities	25,535	(148)	—	—	25,535	(148)
Collateralized mortgage obligations	6,602	(93)	—	—	6,602	(93)
Corporate bonds	45,778	(1,758)	—	—	45,778	(1,758)
Equity securities	1,064	(16)	—	—	1,064	(16)

Total	$220,604	$(5,383)	$—	$—	$220,604	$(5,383)

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasuries	$4,938	$(22)	$—	$—	$4,938	$(22)
U.S. government corporations and agencies	36,793	(75)	—	—	36,793	(75)
State and political subdivisions	4,574	(14)	480	(12)	5,054	(26)
Collateralized mortgage obligations	5,006	(5)	—	—	5,006	(5)
Corporate bonds	10,410	(51)	—	—	10,410	(51)
Equity securities	976	(133)	—	—	976	(133)

Total	$62,697	$(300)	$480	$(12)	$63,177	$(312)

Note 4.	Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2013	At December 31, 2012

Commercial, financial and agricultural	$439,907	$468,421
Real estate-commercial	580,400	530,122
Real estate-construction	84,027	91,250
Real estate-residential secured for business purpose	32,329	35,179
Real estate-residential secured for personal purpose	144,002	146,526
Real estate-home equity secured for personal purpose	84,109	82,727
Loans to individuals	43,598	43,780
Lease financings	91,621	83,857

Total loans and leases held for investment, net of deferred income	$1,499,993	$1,481,862

Unearned lease income, included in the above table	$(13,437)	$(12,355)
Net deferred costs (fees), included in the above table	$2,205	$1,432
Overdraft deposits included in the above table	$161	$128

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*

At June 30, 2013

Commercial, financial and agricultural	$949	$274	$—	$1,223	$435,538	$439,907	$—
Real estate–commercial real estate and construction:
Commercial real estate	1,391	—	—	1,391	560,112	580,400	—
Construction	—	—	—	—	68,453	84,027	—
Real estate–residential and home equity:
Residential secured for business purpose	353	37	—	390	31,770	32,329	—
Residential secured for personal purpose	2,176	155	221	2,552	140,720	144,002	221
Home equity secured for personal purpose	459	77	74	610	83,499	84,109	74
Loans to individuals	519	276	190	985	42,575	43,598	190
Lease financings	1,010	324	36	1,370	89,902	91,621	36

Total	$6,857	$1,143	$521	$8,521	$1,452,569	$1,499,993	$521

*	Excludes impaired loans and leases.

(Dollars in thousands)	30-59 Days Past Due*	60-89 Days Past Due*	Greater Than 90 Days Past Due*	Total Past Due*	Current*	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest*

At December 31, 2012

Commercial, financial and agricultural	$416	$95	$—	$511	$464,588	$468,421	$—
Real estate–commercial real estate and construction:
Commercial real estate	1,173	—	—	1,173	504,086	530,122	—
Construction	306	—	—	306	74,959	91,250	—
Real estate–residential and home equity:
Residential secured for business purpose	1,663	—	—	1,663	33,344	35,179	—
Residential secured for personal purpose	1,617	152	—	1,769	143,953	146,526	—
Home equity secured for personal purpose	276	64	54	394	82,333	82,727	54
Loans to individuals	551	115	347	1,013	42,729	43,780	347
Lease financings	1,001	273	40	1,314	82,138	83,857	40

Total	$7,003	$699	$441	$8,143	$1,428,130	$1,481,862	$441

*	Excludes impaired loans and leases.

Nonaccrual and Troubled Debt Restructured Loans and Lease Modifications

The following presents, by class of loans and leases, nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) and accruing troubled debt restructured loans and lease modifications at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Total Impaired Loans and Leases*

Commercial, financial and agricultural	$1,708	$1,438	$3,146	$2,842	$480	$3,322
Real estate–commercial real estate and construction:
Commercial real estate	8,726	10,171	18,897	14,340	10,523	24,863
Construction	13,531	2,043	15,574	13,588	2,397	15,985
Real estate–residential and home equity:
Residential secured for business purpose	169	—	169	172	—	172
Residential secured for personal purpose	730	—	730	804	—	804
Loans to individuals	—	38	38	—	38	38
Lease financings	343	6	349	386	19	405

Total	$25,207	$13,696	$38,903	$32,132	$13,457	$45,589

*	Includes non-accrual troubled debt restructured loans and lease modifications of $503 thousand and $579 thousand at June 30, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2013 and December 31, 2012.

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

1.	Cash Secured – No credit risk

2.	Fully Secured – Negligible credit risk

3.	Strong – Minimal credit risk

4.	Satisfactory – Nominal credit risk

5.	Acceptable – Moderate credit risk

6.	Pre-Watch – Marginal, but stable credit risk

7.	Special Mention – Potential weakness

8.	Substandard – Well-defined weakness

9.	Doubtful – Collection in-full improbable

10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	Commercial, Financial and Agricultural		Real Estate–Commercial		Real Estate–Construction		Real Estate–Residential Secured for Business Purpose
(Dollars in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012

Grade:
1. Cash secured/ 2. Fully secured	$851	$2,263	$—	$—	$—	$—	$—	$—
3. Strong	6,106	5,227	9,502	9,591	6,241	3,907	—	—
4. Satisfactory	38,401	40,747	21,123	25,837	1,701	1,783	113	335
5. Acceptable	243,168	260,042	353,806	321,194	31,900	26,331	23,593	22,764
6. Pre-watch	105,622	106,436	140,034	110,476	27,942	42,190	4,412	8,458
7. Special Mention	23,053	31,825	13,415	16,187	—	548	1,902	288
8. Substandard	22,706	21,881	42,520	45,844	16,243	16,491	2,309	3,334
9. Doubtful	—	—	—	993	—	—	—	—
10. Loss	—	—	—	—	—	—	—	—

Total	$439,907	$468,421	$580,400	$530,122	$84,027	$91,250	$32,329	$35,179

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

	Real Estate–Residential Secured for Personal Purpose		Real Estate–Home Equity Secured for Personal Purpose		Loans to individuals		Lease Financing
(Dollars in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012

Performing	$143,051	$145,722	$84,035	$82,673	$43,370	$43,395	$91,236	$83,412
Nonperforming	951	804	74	54	228	385	385	445

Total	$144,002	$146,526	$84,109	$82,727	$43,598	$43,780	$91,621	$83,857

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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the Southeastern Pennsylvania market area at conservative loan-to-value ratios and often by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total

Three Months Ended June 30, 2013

Reserve for loan and lease losses:
Beginning balance	$11,883	$8,032	$570	$792	$628	$1,358	$1,959	$25,222
Charge-offs	(90)	(3,691)	(24)	(23)	(224)	(267)	N/A	(4,319)
Recoveries	39	42	—	1	78	209	N/A	369
(Recovery of provision) provision	(437)	4,279	40	314	211	(88)	(873)	3,446

Ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718

Three Months Ended June 30, 2012

Reserve for loan and lease losses:
Beginning balance	$11,701	$13,352	$948	$732	$704	$1,160	$2,000	$30,597
Charge-offs	(1,458)	(133)	—	(2)	(119)	(310)	N/A	(2,022)
Recoveries	362	44	3	1	26	148	N/A	584
Provision (recovery of provision)	1,416	(947)	(117)	153	108	163	567	1,343

Ending balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total

Six Months Ended June 30, 2013

Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,161)	(4,073)	(74)	(27)	(404)	(426)	N/A	(6,165)
Recoveries	87	48	8	3	112	359	N/A	617
Provision (recovery of provision)	875	5,180	13	128	306	(47)	(935)	5,520

Ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718

Six Months Ended June 30, 2012

Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs	(3,165)	(1,675)	—	(2)	(240)	(646)	N/A	(5,728)
Recoveries	415	140	55	3	57	247	N/A	917
Provision (recovery of provision)	3,509	534	(44)	148	172	216	908	5,443

Ending balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502

N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total

At June 30, 2013

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$230	$—	$—	$—	$—	$—	$	N/A	$230
Ending balance: collectively evaluated for impairment	11,165	8,662	586	1,084	693	1,212		1,086	24,488

Total ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212		$1,086	$24,718

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$3,146	$34,471	$169	$730	$38	$—			$38,554
Ending balance: collectively evaluated for impairment	436,761	629,956	32,160	227,381	43,560	91,621			1,461,439

Total ending balance	$439,907	$664,427	$32,329	$228,111	$43,598	$91,621			$1,499,993

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate– Commercial and Construction	Real Estate– Residential Secured for Business Purpose	Real Estate– Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total

At June 30, 2012

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$432	$—	$—	$—	$—	$—	$	N/A	$432
Ending balance: collectively evaluated for impairment	11,589	12,316	834	884	719	1,161		2,567	30,070

Total ending balance	$12,021	$12,316	$834	$884	$719	$1,161		$2,567	$30,502

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$5,647	$37,545	$177	$312	$49	$—			$43,730
Ending balance: collectively evaluated for impairment	492,308	559,647	31,920	218,601	43,988	75,255			1,421,719

Total ending balance	$497,955	$597,192	$32,097	$218,913	$44,037	$75,255			$1,465,449

N/A – Not applicable

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$2,504	$4,082		$2,646	$4,504
Real estate–commercial real estate	18,897	28,269		24,863	30,991
Real estate–construction	15,574	17,594		15,985	17,959
Real estate–residential secured for business purpose	169	181		172	184
Real estate–residential secured for personal purpose	730	730		804	804
Loans to individuals	38	55		38	55

Total impaired loans with no allowance recorded	$37,912	$50,911		$44,508	$54,497

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$642	$702	$230	$676	$717	$208

Total impaired loans with an allowance recorded	$642	$702	$230	$676	$717	$208

	At June 30, 2013			At December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Total impaired loans:
Commercial, financial and agricultural	$3,146	$4,784	$230	$3,322	$5,221	$208
Real estate–commercial real estate	18,897	28,269	—	24,863	30,991	—
Real estate–construction	15,574	17,594	—	15,985	17,959	—
Real estate–residential secured for business purpose	169	181	—	172	184	—
Real estate–residential secured for personal purpose	730	730	—	804	804	—
Loans to individuals	38	55	—	38	55	—

Total impaired loans	$38,554	$51,613	$230	$45,184	$55,214	$208

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms

Commercial, financial and agricultural	$2,469	$8	$23	$6,011	$31	$60
Real estate–commercial real estate	21,434	147	191	19,863	44	257
Real estate–construction	15,675	28	185	16,639	35	190
Real estate–residential secured for business purpose	169	—	2	161	—	2
Real estate–residential secured for personal purpose	751	—	12	185	—	3
Real estate–home equity secured for personal purpose	6	—	—	—	—	—
Loans to individuals	38	1	—	49	2	—

Total	$40,542	$184	$413	$42,908	$112	$512

*	Includes interest income recognized on accruing troubled debt restructured loans of $184 thousand and $109 thousand for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms

Commercial, financial and agricultural	$2,731	$16	$62	$5,596	$33	$152
Real estate–commercial real estate	22,732	302	416	20,421	87	526
Real estate–construction	15,758	56	369	16,250	52	385
Real estate–residential secured for business purpose	178	—	5	140	—	3
Real estate–residential secured for personal purpose	773	—	24	130	—	4
Real estate–home equity secured for personal purpose	3	—	—	4	—	—
Loans to individuals	42	2	—	49	3	—

Total	$42,217	$376	$876	$42,590	$175	$1,070

*	Includes interest income recognized on accruing troubled debt restructured loans of $370 thousand and $167 thousand for the six months ended June 30, 2013 and 2012, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and non-accrual loans that were restructured:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	$1,000	$—	1	$135	$135	$—
Real estate–commercial real estate	—	—	—	—	1	175	175	—

Total	1	$1,000	$1,000	$—	2	$310	$310	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	$—	$—	—	$—	$—	$—

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	$1,000	$—	8	$1,672	$1,672	$—
Real estate–commercial real estate	—	—	—	—	4	1,009	1,009	—
Real estate–construction	—	—	—	—	2	1,330	1,330	—

Total	1	$1,000	$1,000	$—	14	$4,011	$4,011	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$448	$448	$—
Real estate–commercial real estate	—	—	—	—	1	124	124	—

Total	—	$—	$—	$—	3	$572	$572	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	—	$—	1	$1,000

Total	1	$1,000	—	$—	—	$—	—	$—	1	$1,000

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Three Months Ended June 30, 2012
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$135	1	$135
Real estate–commercial real estate	—	—	—	—	—	—	1	175	1	175

Total	—	$—	—	$—	—	$—	2	$310	2	$310

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Six Months Ended June 30, 2013
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	—	$—	1	$1,000

Total	1	$1,000	—	$—	—	$—	—	$—	1	$1,000

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Six Months Ended June 30, 2012
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,316	3	$221	—	$—	1	$135	8	$1,672
Real estate–commercial real estate	2	647	1	187	—	—	1	175	4	1,009
Real estate–construction	2	1,330	—	—	—	—	—	—	2	1,330

Total	8	$3,293	4	$408	—	$—	2	$310	14	$4,011

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$448	—	$—	2	$448
Real estate–commercial real estate	—	—	—	—	1	124	—	—	1	124

Total	—	$—	—	$—	3	$572	—	$—	3	$572

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there was a payment default during the three and six month periods ended June 30, 2013 and 2012 and within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	3	$230	—	$—

Total	—	$—	—	$—	3	$230	—	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Note 5.	Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $6.5 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.0% to 10.0% at June 30, 2013 and December 31, 2012.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Beginning of period	$4,723	$3,067	$4,152	$2,739
Servicing rights capitalized	871	609	1,639	1,036
Amortization of servicing rights	(381)	(373)	(812)	(684)
Changes in valuation allowance	14	(27)	248	185

End of period	$5,227	$3,276	$5,227	$3,276

Mortgage loans serviced for others	$705,999	$491,536	$705,999	$491,536

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Valuation allowance, beginning of period	$(263)	$(581)	$(497)	$(793)
Additions	—	(27)	—	—
Reductions	14	—	248	185
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(249)	$(608)	$(249)	$(608)

The estimated amortization expense of mortgage servicing rights for the remainder of 2013 and the succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
Remainder of 2013	$423
2014	769
2015	654
2016	548
2017	445
Thereafter	2,388

Note 6.	Income Taxes

At June 30, 2013 and December 31, 2012, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At June 30, 2013, the Corporation’s tax years 2009 through 2012 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,
	2013	2012	2013	2012
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits

Service cost	$155	$155	$25	$20
Interest cost	426	432	27	29
Expected return on plan assets	(709)	(637)	—	—
Amortization of net loss	343	287	6	5
Accretion of prior service cost	(59)	(59)	(4)	(5)

Net periodic benefit cost	$156	$178	$54	$49

	Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits

Service cost	$311	$313	$46	$41
Interest cost	857	863	56	59
Expected return on plan assets	(1,264)	(1,128)	—	—
Amortization of net loss	629	578	12	11
Accretion of prior service cost	(118)	(118)	(9)	(10)

Net periodic benefit cost	$415	$508	$105	$101

The Corporation expects to make a contribution of $2.0 million to its qualified retirement plan during the third quarter of 2013 and may make additional contributions during 2013 to maximize tax benefits. The Corporation previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make contributions of $40 thousand to its non-qualified retirement plans and $82 thousand to its other postretirement benefit plans in 2013. During the six months ended June, 2013, the Corporation contributed $20 thousand to its retirement plans and $40 thousand to its other postretirement plans. During the six months ended June 30, 2013, $852 thousand has been paid to participants from the retirement plans and $40 thousand has been paid to participants from the other postretirement plans. For 2013, the weighted average expected long-term rate of return on plan assets used to determine the net benefit cost was changed to 7.5% from 8.0%. The rate was changed during 2013 based on historical returns, adjusted for expectations of long-term asset returns.

Note 8.	Trust Preferred Securities

On May 14, 2013, the Corporation submitted a redemption notice to the trustee to redeem all of the outstanding capital securities issued by Univest Capital Trust I (Trust Preferred Securities), pursuant to the optional redemption provisions provided in the documents governing the Trust Preferred Securities. At June 30, 2013, the Trust Preferred Securities had an aggregate principal balance of $20.0 million with an interest rate of three-month U.S. London Interbank Borrowing Rate (LIBOR) plus 3.05% per annum, or 3.33%, and a maturity date of October 7, 2033. The Trust Preferred Securities have a liquidation amount of $1,000 per trust preferred security plus accrued and unpaid distributions to the redemption date of July 7, 2013 and a settlement date Monday, July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities. Following the redemption, the Corporation’s capital levels are expected to remain well in excess of the regulatory minimum for well capitalized status.

This redemption is consistent with the capital plan the Corporation submitted to the Federal Reserve and funded from the Corporation’s existing cash. The Trust Preferred Securities were hedged and the Corporation recognized a loss in May 2013 on the termination of the associated interest rate swap of $1.9 million. The interest rate swap had a maturity date of January 7, 2019. The Corporation expects to save approximately $600 thousand in interest expense over the remainder of 2013 and approximately $1.1 million annually thereafter over what would have been the remaining term of the Trust Preferred Securities and related interest rate swap.

Note 9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2013	2012	2013	2012

Numerator for basic and diluted earnings per share–income available to common shareholders	$4,830	$4,763	$10,228	$10,026

Denominator for basic earnings per share–weighted-average shares outstanding	16,696	16,770	16,742	16,760
Effect of dilutive securities–employee stock options and awards	51	3	54	3

Denominator for diluted earnings per share–adjusted weighted-average shares outstanding	16,747	16,773	16,796	16,763

Basic earnings per share	$0.29	$0.28	$0.61	$0.60

Diluted earnings per share	$0.29	$0.28	$0.61	$0.60

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	668	603	661	589

Note 10.	Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available-for-Sale Investment Securities	Net Change Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(7,884)	1,241	334	(6,309)

Balance, June 30, 2013	$460	$—	$(13,689)	$(13,229)

Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	159	(253)	300	206

Balance, June 30, 2012	$7,465	$(1,185)	$(12,175)	$(5,895)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net unrealized holding (losses) gains on available-for-sale investment securities
	$1,339	$24	$1,524	$282	Net gain on sales of investment securities
	—	(6)	—	(9)	Other-than-temporary impairment on equity securities

	1,339	18	1,524	273	Total before tax
	(468)	(7)	(533)	(96)	Tax expense

	$871	$11	$991	$177	Net of tax

Cash flow hedge derivative:
	$(1,866)	$—	$(1,866)	$—	Net loss on interest rate swap

	(1,866)	—	(1,866)	—	Total before tax
	653	—	653	—	Tax benefit

	$(1,213)	$—	$(1,213)	$—	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(349)	$(292)	$(641)	$(589)
Accretion of prior service cost included in net periodic pension costs*	63	64	127	128

	(286)	(228)	(514)	(461)	Total before tax
	101	80	180	161	Tax benefit

	$(185)	$(148)	$(334)	$(300)	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7 – Retirement Plans and Other Postretirement Benefits for additional details.)

Note 11.	Derivative Instruments and Hedging Activities

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The Corporation’s credit exposure on interest rate swaps includes fair value and any collateral that is held by a third party. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. For a qualifying fair value hedge, the gain or loss on the hedging instrument is recognized in earnings, and the change in fair value of the hedge item, to the extent attributable to the hedged risk, adjusts the carrying amount of the hedge item and is recognized in earnings.

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

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on Trust Preferred Securities to a fixed rate. Under the terms of the swap agreement, the Corporation paid a fixed rate of 2.65% and received a floating rate based on the three-month LIBOR with a maturity date of January 7, 2019. During May 2013, the Corporation terminated the swap in conjunction with the submission of a redemption notice to the trustee to redeem the Trust Preferred Securities on July 7, 2013, pursuant to the optional redemption provisions provided in the documents governing the Trust Preferred Securities. See Note 8 – Trust Preferred Securities for additional information.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

At June 30, 2013
Interest rate locks with customers	$38,348	—	$—	Other Liabilities	$64
Forward loan sale commitments	42,001	Other Assets	772	—	—

Total	$80,349		$772		$64

At December 31, 2012
Interest rate locks with customers	$51,768	Other Assets	$1,547	—	$—
Forward loan sale commitments	56,263	—	—	Other Liabilities	54

Total	$108,031		$1,547		$54

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

At June 30, 2013
Interest rate swap–cash flow hedge	$—	—	$—	Other Liabilities	$—

Total	$—		$—		$—

At December 31, 2012
Interest rate swap–cash flow hedge	$20,000	—	$—	Other Liabilities	$1,909

Total	$20,000		$—		$1,909

For the three and six months ended June 30, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2013	2012	2013	2012
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	$(1,549)	$725	$(1,611)	$947
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	994	(483)	826	(110)

Total		$(555)	$242	$(785)	$837

For the three and six months ended June 30, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2013	2012	2013	2012
Interest rate swap–cash flow hedge–loss on termination	Net loss on termination of interest rate swap	$(1,866)	$—	$(1,866)	$—
Interest rate swap–cash flow hedge–interest payments	Interest expense	9	110	124	218
Interest rate swap–cash flow hedge–ineffectiveness	Interest expense	—	—	—	—

Net loss		$(1,857)	$110	$(1,742)	$218

At June 30, 2013 and December 31, 2012, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At June 30, 2013	At December 31, 2012
Interest rate swap–cash flow hedge	Fair value, net of taxes	$—	$(1,241)

Total		$—	$(1,241)

Note 12.	Fair Value Disclosures

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at June 30, 2013.

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

For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are less than remote. Therefore, as of June 30, 2013, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

For the John T. Fretz Insurance Agency, Inc. acquisition, the potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the three-year period ending April 30, 2016.

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, classified using the fair value hierarchy:

	At June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Assets:
Available-for-sale securities:
U.S. treasuries	$4,763	$—	$—	$4,763
U.S. government corporations and agencies	—	173,421	—	173,421
State and political subdivisions	—	119,934	—	119,934
Residential mortgage-backed securities	—	67,923	—	67,923
Collateralized mortgage obligations	—	10,474	—	10,474
Corporate bonds	—	31,008	—	31,008
Money market mutual funds	5,500	—	—	5,500
Equity securities	3,012	—	—	3,012

Total available-for-sale securities	13,275	402,760	—	416,035
Forward loan sale commitments	—	772	—	772

Total assets	$13,275	$403,532	$—	$416,807

Liabilities:
Interest rate locks with customers	$—	$64	$—	$64
Contingent consideration liability	—	—	465	465

Total liabilities	$—	$64	$465	$529

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value

Assets:
Available-for-sale securities:
U.S. treasuries	$4,938	$—	$—	$4,938
U.S. government corporations and agencies	—	172,142	—	172,142
State and political subdivisions	—	122,168	—	122,168
Residential mortgage-backed securities	—	90,740	—	90,740
Collateralized mortgage obligations	—	27,012	—	27,012
Corporate bonds	—	5,014	—	5,014
Money market mutual funds	4,878	—	—	4,878
Equity securities	2.842	—	—	2,842

Total available-for-sale securities	12,658	417,076	—	429,734
Interest rate locks with customers	—	1,547	—	1,547

Total assets	$12,658	$418,623	$—	$431,281

Liabilities:
Interest rate swap	$—	$1,909	$—	$1,909
Forward loan sale commitments	—	54	—	54
Contingent consideration liability	—	—	903	903

Total liabilities	$—	$1,963	$903	$2,866

At June 30, 2013 and 2012, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2013

Javers Group	$903	$—	$—	$(903)	$—
John T. Fretz Insurance Agency, Inc.	—	454	—	11	465

Total contingent consideration liability	$903	$454	$—	$(892)	$465

	Six Months Ended June 30, 2012
(Dollars in thousands)	Balance at December 31, 2011	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2012

Javers Group	$—	$842	$—	$—	$842

Total contingent consideration liability	$—	$842	$—	$—	$842

The following table represents assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

	At June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Impaired loans held for investment	$—	$—	$38,324	$38,324
Loans held for sale**	—	3,609	—	3,609

Total	$—	$3,609	$38,324	$41,933

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Impaired loans held for investment	$—	$—	$44,976	$44,976
Mortgage servicing rights*	—	4,152	—	4,152
Other real estate owned*	—	1,607	—	1,607

Total	$—	$5,759	$44,976	$50,735

*	The fair value was lower than cost, therefore written down to fair value at December 31, 2012. At June 30, 2013, fair value was greater than cost.
**	The fair value was lower than cost, therefore written down to fair value at June 30, 2013. At December 31, 2012, fair value was greater than cost.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2013 and December 31, 2012. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount

Assets:
Cash and short-term interest-earning assets	$86,554	$—	$—	$86,554	$86,554
Held-to-maturity securities	—	70,029	—	70,029	69,425
Net loans and leases held for investment	—	—	1,457,116	1,457,116	1,436,951
Mortgage servicing rights	—	6,476	—	6,476	5,227
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$86,554	$78,155	$1,457,116	$1,621,825	$1,599,807

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,574,035	$—	$—	$1,574,035	$1,574,035
Time deposits	—	297,283	—	297,283	299,016

Total deposits	1,574,035	297,283	—	1,871,318	1,873,051
Short-term borrowings	—	43,474	—	43,474	45,388
Long-term borrowings	—	20,583	—	20,583	20,619

Total liabilities	$1,574,035	$361,340	$—	$1,935,375	$1,939,058

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,318)	$—	$(1,318)	$—

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount

Assets:
Cash and short-term interest-earning assets	$146,112	$—	$—	$146,112	$146,112
Held-to-maturity securities	—	71,327	—	71,327	69,845
Loans held for sale	—	4,653	—	4,653	4,530
Net loans and leases held for investment	—	—	1,433,990	1,433,990	1,412,140

Total assets	$146,112	$75,980	$1,433,990	$1,656,082	$1,632,627

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,533,822	$—	$—	$1,533,822	$1,533,822
Time deposits	—	334,164	—	334,164	331,511

Total deposits	1,533,822	334,164	—	1,867,986	1,865,333
Short-term borrowings	—	94,066	—	94,066	96,282
Long-term borrowings	—	20,965	—	20,965	20,994

Total liabilities	$1,533,822	$449,195	$—	$1,983,017	$1,982,609

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,286)	$—	$(1,286)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2013, loans held for sale had a carrying amount of $3.6 million with a negative valuation allowance $79 thousand. There were no valuation adjustments for loans held for sale at December 31, 2012.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2013, impaired loans held for investment had a carrying amount of $38.6 million with a valuation allowance of $230 thousand. At December 31, 2012, impaired loans held for investment had a carrying amount of $45.2 million with a valuation allowance of $208 thousand.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2013, mortgage servicing rights had a carrying amount of $5.5 million with a valuation allowance of $249 thousand. At December 31, 2012, mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $497 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In conjunction with the reduction in the contingent consideration liability for Javers during the six months ended June 30, 2013, an evaluation of goodwill and other identifiable intangible assets was performed with no indicated impairment.

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

Note 13.	Restructuring Charges

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

A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance

Accrued at January 1, 2013	$—
Restructuring charge	437
Payments	(379)

Accrued at June 30, 2013	$58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Univest Corporation of Pennsylvania, (the Corporation), is a Bank Holding Company. It owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The Corporation’s former subsidiary, Univest Delaware, Inc., was dissolved in the second quarter of 2013.

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2013	2012	Amount		Percent	2013	2012	Amount		Percent
(Dollars in thousands, except per share data)

Net income	$4,830	$4,763	$67		1%	$10,228	$10,026	$202		2%
Net income per share:
Basic	$0.29	$0.28	$0.01		4	$0.61	$0.60	$0.01		2
Diluted	0.29	0.28	0.01		4	0.61	0.60	0.01		2
Return on average assets	0.86%	0.88%	(2	) BP	(2)	0.92%	0.93%	(1	) BP	(1)
Return on average equity	6.81%	6.90%	(9	) BP	(1)	7.24%	7.30%	(6	) BP	(1)

Net interest income on a tax-equivalent basis for the three months ended June 30, 2013 decreased $107 thousand, or 1% compared to the same period in 2012. The second quarter 2013 net interest margin on a tax-equivalent basis was 3.84%, a decrease of 13 basis points from 3.97% for the second quarter of 2012. Net interest income on a tax-equivalent basis for the six months ended June 30, 2013 was down $399 thousand or 1% compared to the same period in 2012. The tax equivalent net interest margin for the first six months of 2013 was 3.83% compared to 3.96% for the first six months of 2012.

The provision for loan and lease losses increased by $2.1 million and $77 thousand for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Non-interest income increased $3.0 million, or 37% and $3.4 million, or 18% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Non-interest expense increased $650 thousand, or 3% and $2.0 million, or 5% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Gross loans and leases grew $18.1 million from December 31, 2012 and deposits increased $7.7 million from December 31, 2012.

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications decreased to $25.2 million at June 30, 2013 compared to $32.1 million at December 31, 2012 and $36.8 million at June 30, 2012. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 1.68% at June 30, 2013 compared to 2.17% at December 31, 2012 and 2.51% at June 30, 2012. Net loan and lease charge-offs increased to $4.0 million for the three months ended June 30, 2013 compared to $1.4 million for the same period in the prior year. Net charge-offs for the six months ended June 30, 2013 increased to $5.5 million compared to $4.8 million for the same period in the prior year. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

On May 1, 2013, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of John T. Fretz Insurance Agency, Inc., a full-service property and casualty insurance agency providing solutions to both personal and commercial clients. The Corporation paid $2.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ended April 30, 2016 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $454 thousand in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 thousand to a maximum of $930 thousand cumulative over the next three years. As a result of the John T. Fretz Insurance Agency, Inc. acquisition, the Corporation recorded goodwill of $1.3 million (inclusive of contingent consideration) and customer related intangibles of $1.3 million.

During the second quarter of 2013, the Corporation repurchased 84 thousand shares of common stock at a cost of $1.4 million under the board approved stock repurchase program. Shares available for future repurchases under the plan totaled 397 thousand at June 30, 2013. Total shares outstanding at June 30, 2013 were 16,683,009.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; despite increases during the second quarter of 2013, interest rates remain at historically low levels, however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2013 and 2012. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Net interest income on a tax-equivalent basis for the three months ended June 30, 2013 decreased $107 thousand, or 1% compared to the same period in 2012. The tax-equivalent net interest margin for the three months ended June 30, 2013 decreased 13 basis points to 3.84% from 3.97% for the three months ended June 30, 2012. Net interest income on a tax-equivalent basis for the six months ended June 30, 2013 decreased $399 thousand, or 1% compared to the same period in 2012. The tax-equivalent net interest margin for the six months ended June 30, 2013 decreased 13 basis points to 3.83% from 3.96% for the six months ended June 30, 2012. The declines in net interest income and net interest margin from the comparable periods in the prior year were primarily due to the re-investment of maturing and called investment securities into lower yielding investments as a result of the lower interest rate environment and lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment. The declines in net interest income and net interest margin were partially offset by favorable re-pricing of savings accounts, customer repurchase agreements and certificates of deposit along with maturities of higher yielding certificates of deposit.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets:
Interest-earning deposits with other banks	$41,903	$46	0.44%	$54,443	$38	0.28%
U.S. government obligations	178,110	488	1.10	141,142	492	1.40
Obligations of states and political subdivisions	122,503	1,606	5.26	120,350	1,688	5.64
Other debt and equity securities	194,541	944	1.95	188,990	989	2.10

Total interest-earning deposits and investments	537,057	3,084	2.30	504,925	3,207	2.55

Commercial, financial and agricultural loans	403,490	4,355	4.33	442,385	4,786	4.35
Real estate–commercial and construction loans	574,288	6,846	4.78	530,163	6,949	5.27
Real estate–residential loans	252,443	2,436	3.87	249,456	2,597	4.19
Loans to individuals	42,295	601	5.70	43,931	624	5.71
Municipal loans and leases	137,382	1,743	5.09	137,165	1,881	5.52
Lease financings	68,411	1,571	9.21	57,175	1,457	10.25

Gross loans and leases	1,478,309	17,552	4.76	1,460,275	18,294	5.04

Total interest-earning assets	2,015,366	20,636	4.11	1,965,200	21,501	4.40

Cash and due from banks	61,669			37,518
Reserve for loan and lease losses	(26,229)			(31,849)
Premises and equipment, net	32,611			34,395
Other assets	167,881			168,434

Total assets	$2,251,298			$2,173,698

Liabilities:
Interest-bearing checking deposits	$264,897	37	0.06	$232,471	41	0.07
Money market savings	322,808	78	0.10	309,712	122	0.16
Regular savings	537,410	78	0.06	503,481	183	0.15
Time deposits	302,896	962	1.27	364,306	1,308	1.44

Total time and interest-bearing deposits	1,428,011	1,155	0.32	1,409,970	1,654	0.47

Short-term borrowings	100,632	15	0.06	108,233	156	0.58
Subordinated notes and capital securities	20,619	183	3.56	22,111	301	5.48

Total borrowings	121,251	198	0.65	130,344	457	1.41

Total interest-bearing liabilities	1,549,262	1,353	0.35	1,540,314	2,111	0.55

Demand deposits, non-interest bearing	384,089			316,471
Accrued expenses and other liabilities	33,456			39,292

Total liabilities	1,966,807			1,896,077

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	64,680			61,328
Retained earnings and other equity	128,479			124,961

Total shareholders’ equity	284,491			277,621

Total liabilities and shareholders’ equity	$2,251,298			$2,173,698

Net interest income		$19,283			$19,390

Net interest spread			3.76			3.85
Effect of net interest-free funding sources			0.08			0.12

Net interest margin			3.84%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.09%			127.58%

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets:
Interest-earning deposits with other banks	$41,231	$81	0.40%	$56,948	$76	0.27%
U.S. government obligations	176,269	965	1.10	144,144	1,011	1.41
Obligations of states and political subdivisions	122,097	3,185	5.26	118,634	3,396	5.76
Other debt and equity securities	197,722	1,839	1.88	191,219	2,223	2.34

Total interest-earning deposits and investments	537,319	6,070	2.28	510,945	6,706	2.64

Commercial, financial and agricultural loans	420,865	9,031	4.33	441,646	9,528	4.34
Real estate–commercial and construction loans	559,657	13,504	4.87	532,121	13,937	5.27
Real estate–residential loans	254,926	4,891	3.87	248,375	5,202	4.21
Loans to individuals	42,537	1,197	5.67	44,214	1,254	5.70
Municipal loans and leases	135,924	3,459	5.13	135,530	3,702	5.49
Lease financings	67,251	3,128	9.38	56,911	2,829	10.00

Gross loans and leases	1,481,160	35,210	4.79	1,458,797	36,452	5.03

Total interest-earning assets	2,018,479	41,280	4.12	1,969,742	43,158	4.41

Cash and due from banks	50,929			36,237
Reserve for loan and lease losses	(25,740)			(31,878)
Premises and equipment, net	32,827			34,347
Other assets	165,777			168,671

Total assets	$2,242,272			$2,177,119

Liabilities:
Interest-bearing checking deposits	$254,550	73	0.06	$226,416	98	0.09
Money market savings	324,235	158	0.10	310,295	270	0.17
Regular savings	536,063	154	0.06	501,026	447	0.18
Time deposits	313,381	2,010	1.29	382,370	2,692	1.42

Total time and interest-bearing deposits	1,428,229	2,395	0.34	1,420,107	3,507	0.50

Short-term borrowings	101,533	32	0.06	113,244	262	0.47
Long-term debt	—	—	—	220	4	3.66
Subordinated notes and capital securities	20,799	472	4.58	22,298	605	5.46

Total borrowings	122,332	504	0.83	135,762	871	1.29

Total interest-bearing liabilities	1,550,561	2,899	0.38	1,555,869	4,378	0.57

Demand deposits, non-interest bearing	372,936			305,269
Accrued expenses and other liabilities	33,754			39,635

Total liabilities	1,957,251			1,900,773

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	64,700			61,365
Retained earnings and other equity	128,989			123,649

Total shareholders’ equity	285,021			276,346

Total liabilities and shareholders’ equity	$2,242,272			$2,177,119

Net interest income		$38,381			$38,780

Net interest spread			3.74			3.84
Effect of net interest-free funding sources			0.09			0.12

Net interest margin			3.83%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.18%			126.60%

Notes:

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended June 30, 2013 Versus 2012			Six Months Ended June 30, 2013 Versus 2012
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total

Interest income:
Interest-earning deposits with other banks	$(10)	$18	$8	$(25)	$30	$5
U.S. government obligations	114	(118)	(4)	200	(246)	(46)
Obligations of states and political subdivisions	30	(112)	(82)	95	(306)	(211)
Other debt and equity securities	28	(73)	(45)	72	(456)	(384)

Interest on deposits and investments	162	(285)	(123)	342	(978)	(636)

Commercial, financial and agricultural loans	(410)	(21)	(431)	(474)	(23)	(497)
Real estate–commercial and construction loans	562	(665)	(103)	682	(1,115)	(433)
Real estate–residential loans	32	(193)	(161)	130	(441)	(311)
Loans to individuals	(22)	(1)	(23)	(50)	(7)	(57)
Municipal loans and leases	3	(141)	(138)	11	(254)	(243)
Lease financings	271	(157)	114	484	(185)	299

Interest and fees on loans and leases	436	(1,178)	(742)	783	(2,025)	(1,242)

Total interest income	598	(1,463)	(865)	1,125	(3,003)	(1,878)

Interest expense:
Interest-bearing checking deposits	4	(8)	(4)	12	(37)	(25)
Money market savings	5	(49)	(44)	10	(122)	(112)
Regular savings	12	(117)	(105)	29	(322)	(293)
Time deposits	(204)	(142)	(346)	(452)	(230)	(682)

Interest on time and interest-bearing deposits	(183)	(316)	(499)	(401)	(711)	(1,112)

Short-term borrowings	(10)	(131)	(141)	(24)	(206)	(230)
Long-term debt	—	—	—	(4)	—	(4)
Subordinated notes and capital securities	(19)	(99)	(118)	(39)	(94)	(133)

Interest on borrowings	(29)	(230)	(259)	(67)	(300)	(367)

Total interest expense	(212)	(546)	(758)	(468)	(1,011)	(1,479)

Net interest income	$810	$(917)	$(107)	$1,593	$(1,992)	$(399)

Notes:

For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and six months ended June 30, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three and six months ended June 30, 2013 versus 2012

Interest income on a tax-equivalent basis for the three months ended June 30, 2013 decreased $865 thousand, or 4% from the same period in 2012. Interest income on a tax-equivalent basis for the six months ended June 30, 2013 decreased $1.9 million, or 4% from the same period in 2012. These decreases were primarily due to the re-investment of maturing and called investment securities into lower yielding investments as a result of the lower interest rate environment and lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment. The average rate earned on investment securities and deposits at other banks decreased 25 basis points and 36 basis points for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. The average rate earned on loans decreased 28 basis points and 24 basis points for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. These unfavorable variances were partially offset by growth in lease financings and commercial real estate loans.

Interest Expense

Three and six months ended June 30, 2013 versus 2012

Interest expense for the three months ended June 30, 2013 decreased $758 thousand, or 36% from the comparable period in 2012. Interest expense for the six months ended June 30, 2013 decreased $1.5 million, or 34% from the comparable period in 2012. These decreases were mainly due to a decrease in the Corporation’s average cost of deposits of 15 basis points for the three months and 16 basis points for the six months ended June 30, 2013. This was largely attributable to re-pricing of savings accounts and time deposits along with maturities of higher yielding certificates of deposits. In addition, the average rate paid on customer repurchase agreements declined by 52 basis points and 41 basis points for the three and six months ended June 30, 2013, respectively. For the six months ended June 30, 2013, the Corporation experienced increases in average interest-bearing checking of $28.1 million, money market savings of $13.9 million and regular savings of $35.0 million partially offset by a decrease in average time deposits of $69.0 million. The Corporation’s focus on growing low cost core deposits by attaining new customers and the lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended June 30, 2013 and 2012 was $3.4 million and $1.3 million, respectively. The increase in the provision was primarily due to a decline in collateral value for one commercial real estate borrower. The provision for the six months ended June 30, 2013 and 2012 was $5.5 million and $5.4 million, respectively.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned, loss on termination of interest rate swap and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other non-interest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Trust fee income	$1,779	$1,625	$154	9%	$3,513	$3,250	$263	8%
Service charges on deposit accounts	1,098	1,079	19	2	2,184	2,179	5	—
Investment advisory commission and fee income	1,811	1,350	461	34	3,512	2,606	906	35
Insurance commission and fee income	2,598	2,057	541	26	5,316	4,324	992	23
Other service fee income	1,827	1,368	459	34	3,525	2,890	635	22
Bank owned life insurance income	413	336	77	23	917	1,842	(925)	(50)
Other-than-temporary impairment on equity securities	—	(6)	6	N/M	—	(9)	9	N/M
Net gain on sales of securities	1,339	24	1,315	N/M	1,524	282	1,242	N/M
Net gain on mortgage banking activities	1,416	1,074	342	32	3,112	2,346	766	33
Net loss on dispositions of fixed assets	(6)	(10)	4	40	(6)	(9)	3	33
Net gain (loss) on sales and write-downs of other real estate owned	252	(1,071)	1,323	N/M	252	(1,102)	1,354	N/M
Loss on termination of interest rate swap	(1,866)	—	(1,866)	N/M	(1,866)	—	(1,866)	N/M
Other	330	174	156	90	483	422	61	14

Total noninterest income	$10,991	$8,000	$2,991	37	$22,466	$19,021	$3,445	18

Three and six months ended June 30, 2013 versus 2012

Non-interest income for the three months ended June 30, 2013 was $11.0 million, an increase of $3.0 million, or 37% from the comparable period in the prior year. Non-interest income for the six months ended June 30, 2013 was $22.5 million, an increase of $3.4 million or 18% from the comparable period in the prior year. Insurance commission and fee income increased $541 thousand for the three months and $992 thousand for the six months ended June 30, 2013, primarily a result of the acquisitions of the John T. Fretz Insurance Agency, Inc. on May 1, 2013 and Javers Group on May 31, 2012. Investment advisory commission and fee income increased $461 thousand for the three months and $906 thousand for the six months ended June 30, 2013, primarily due to a 17% increase in assets under supervision at June 30, 2013 from December 31, 2012. The net gain on sales of other real estate owned was $252 thousand for the three and six months ended June 30, 2013, compared to a net loss on sales and write-downs of $1.1 million for the comparable periods in the prior year.

The housing market continues to show signs of improvement and the Corporation has experienced an increase in lending for home purchases; however, the increase in interest rates during the quarter has led to a decline in refinance activity. This shift has contributed to a slower pace of growth in the mortgage banking activity from the prior year.

During the second quarter of 2013, the Corporation submitted a redemption notice to the trustee resulting in the redemption of all of the Trust Preferred Securities, with an aggregate principal balance of $20.0 million, issued by Univest Capital Trust I and recognized a $1.9 million loss on termination of an interest rate swap, which was used as a hedge of the variable rate interest payments on the Trust Preferred Securities. The Corporation redeemed the Trust Preferred Securities effective July 7, 2013 with settlement on July 8, 2013. The Corporation expects to save approximately $600 thousand in interest expense over the remainder of 2013 and approximately $1.1 million annually thereafter over what would have been the remaining term of the Trust Preferred Securities and related interest rate swap. Separately, the Corporation sold $23.9 million in investment securities at a gain of $1.3 million during the second quarter of 2013.

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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Salaries and benefits	$9,359	$9,100	$259	3%	$19,219	$19,241	$(22)	—%
Commissions	2,388	1,633	755	46	4,503	3,055	1,448	47
Net occupancy	1,408	1,402	6	—	2,807	2,796	11	—
Equipment	1,212	1,111	101	9	2,394	2,145	249	12
Marketing and advertising	497	584	(87)	(15)	862	903	(41)	(5)
Deposit insurance premiums	400	429	(29)	(7)	792	873	(81)	(9)
Restructuring charges	—	—	—	—	539	—	539	N/M
Other	4,022	4,377	(355)	(8)	8,406	8,499	(93)	(1)

Total noninterest expense	$19,286	$18,636	$650	3	$39,522	$37,512	$2,010	5

Three months ended June 30, 2013 versus 2012

Non-interest expense for the three months ended June 30, 2013 was $19.3 million, an increase of $650 thousand or 3% from the comparable period in the prior year. Salaries and benefits expenses increased $259 thousand primarily attributable to additional staff added through the Javers and Fretz acquisitions. Commission expense increased $755 thousand for the three months ended June 30, 2013, compared to the same period in the prior year, mainly due to increased production activity and revenues generated in the Corporation’s mortgage banking, equipment finance, investment and insurance businesses. Other non-interest expense included a reduction in the contingent consideration liability related to the Javers acquisition which resulted in a reduction of expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are less than remote.

Six months ended June 30, 2013 versus 2012

Non-interest expense for the six months ended June 30, 2013 was $39.5 million, an increase of $2.0 million or 5% from the comparable period in the prior year. Commission expense increased $1.4 million mainly due to increased production activity and revenues generated in the Corporation’s mortgage banking, equipment finance, investment and insurance businesses. Additionally, non-interest expense increased due to restructuring charges of $539 thousand recognized during the first three months of 2013 and higher equipment and legal expenses. As previously discussed, other non-interest expense included a reduction in the contingent consideration liability related to the Javers acquisition which resulted in a reduction of expense of $959 thousand.

Tax Provision

The provision for income taxes for the three months ended June 30, 2013 and 2012 was $1.5 million and $1.4 million, at effective rates of 24% and 23%, respectively. The provision for income taxes for the six months ended June 30, 2013 and 2012 was $3.2 million and $2.4 million, at effective rates of 24% and 19%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rate for 2013 is due to a lower amount of tax exempt income in 2013 primarily due to bank-owned life insurance death benefits in 2012 as well as overall tax exempt income representing a smaller proportion of pre-tax income in 2013 versus 2012.

Financial Condition

Assets

Total assets decreased $49.2 million from December 31, 2012 primarily due to a decrease in cash and interest-earning deposits, and a decrease in investment securities, partially offset by an increase in loans and leases. The following table presents the assets at the dates indicated:

			Change
(Dollars in thousands)	At June 30, 2013	At December 31, 2012	Amount	Percent

Cash and interest-earning deposits	$86,554	$146,112	$(59,558)	(41)%
Investment securities	485,460	499,579	(14,119)	(3)
Loans held for sale	3,609	4,530	(921)	(20)
Loans and leases held for investment	1,499,993	1,481,862	18,131	1
Reserve for loan and lease losses	(24,718)	(24,746)	28	—
Premises and equipment, net	32,493	33,222	(729)	(2)
Goodwill and other intangibles, net	65,987	62,694	3,293	5
Bank owned life insurance	62,326	61,409	917	1
Accrued interest receivable and other assets	43,897	40,179	3,718	9

Total assets	$2,255,601	$2,304,841	$(49,240)	(2)

Cash and Interest-earning Deposits

Cash and interest-earning deposits at June 30, 2013 decreased $59.6 million from December 31, 2012 primarily due to a seasonal decline in public fund deposits.

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

Total investments at June 30, 2013 decreased $14.1 million from December 31, 2012. Sales of $35.4 million, maturities and pay-downs of $22.2 million, calls of $1.3 million and a decline in the net unrealized gain on available-for-sale investment securities of $12.1 million, were partially offset by purchases of $56.9 million. The decline in net unrealized gain on available-for-sale investment securities was primarily due to declines in fair value resulting from the increase in interest rates during the second quarter of 2013.

Loans and Leases

Gross loans and leases held for investment at June 30, 2013 grew by $18.1 million from December 31, 2012. Commercial real estate loans increased $40.2 million and lease financings increased $7.8 million partially offset by a decrease in commercial business loans of $28.5 million. Despite some positive economic indicators boosting confidence, overall credit demand and utilization of lines by businesses and consumers remained light.

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

At June 30, 2013, the recorded investment in loans that were considered to be impaired was $38.6 million, all of which were on a nonaccrual basis or accruing troubled debt restructured. The related reserve for loan losses was $230 thousand. At December 31, 2012, the recorded investment in loans that were considered to be impaired was $45.2 million, all of which were on a nonaccrual basis or accruing trouble debt restructured. The related reserve for loan losses was $208 thousand. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. The impaired loan balances consisted mainly of commercial real estate and construction loans. Impaired loans decreased $6.6 million during 2013 mainly due to the foreclosure of commercial loans for two borrower relationships totaling $1.7 million and a net loan charge-off for another commercial real estate borrower of $3.6 million. Impaired loans at June 30, 2013 included one large shared national credit to a theatre with an outstanding balance of $5.9 million. During the third quarter of 2012, this credit was returned to accruing troubled debt restructured status as the borrower made six consecutive principal and interest payments. At June 30, 2013, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at June 30, 2013 included one large credit which went on non-accrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $13.9 million. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. For the six months ended June 30, 2013 and 2012, interest income that would have been recognized under the original terms for impaired loans was $876 thousand and $1.1 million, respectively. Interest income recognized for the six months ended June 30, 2013 and 2012 was $376 thousand and $175 thousand, respectively.

Other real estate owned increased slightly to $1.7 million at June 30, 2013, compared to $1.6 million at December 31, 2012. The year-to-date increase was primarily due to the addition of commercial properties for $2.0 million, offset by the sale of two locations with an associated carrying balance of $2.1 million for a gain of $252 thousand.

Table 3 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2012

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$1,708	$2,842	$3,948
Real estate–commercial	8,726	14,340	17,861
Real estate–construction	13,531	13,588	13,887
Real estate–residential	899	976	489
Lease financings	343	386	577

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	25,207	32,132	36,762
Accruing troubled debt restructured loans and lease modifications, not included above	13,696	13,457	7,591

Total impaired loans and leases	38,903	45,589	44,353

Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	—	20
Real estate–residential	295	54	58
Loans to individuals	190	347	237
Lease financings	36	40	69

Total accruing loans and leases, 90 days or more past due	521	441	384

Total non-performing loans and leases	39,424	46,030	44,737
Other real estate owned	1,650	1,607	3,922

Total nonperforming assets	$41,074	$47,637	$48,659

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.68%	2.17%	2.51%
Nonperforming loans and leases / loans and leases held for investment	2.63%	3.11%	3.05%
Nonperforming assets / total assets	1.82%	2.07%	2.22%
Allowance for loan and lease losses / loans and leases held for investment	1.65%	1.67%	2.08%
Allowance for loan and lease losses / nonaccrual loans and leases	98.06%	77.01%	82.97%
Allowance for loan and lease losses / nonperforming loans and leases	62.70%	53.76%	68.18%
Allowance for loan and lease losses	$24,718	$24,746	$30,502

* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$503	$579	$8,312

The following table provides additional information on the Corporation’s nonaccrual loans and leases held for investment:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012	At June 30, 2012

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$25,207	$32,132	$36,762
Nonaccrual loans and leases with partial charge-offs	11,058	8,834	10,376
Life-to-date partial charge-offs on nonaccrual loans and leases	7,250	4,361	11,467
Charge-off rate of nonaccrual loans and leases with partial charge-offs	39.6%	33.1%	52.5%

Specific reserves on impaired loans	$230	$208	$432

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at June 30, 2013 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $333 thousand and $119 thousand at June 30, 2013 and December 31, 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $611 thousand and $580 thousand for the three months ended June 30, 2013 and 2012, respectively and $1.2 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. The Corporation also has goodwill with a net carrying amount of $57.5 million at June 30, 2013 and $56.2 million at December 31, 2012, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. The Corporation completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles during the six months ended June, 2013 and 2012. In conjunction with the reduction in the contingent consideration liability for Javers during the six months ended June 30, 2013, an evaluation of goodwill and other identifiable intangible assets was performed with no indicated impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At June 30, 2013 and December 31, 2012, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.7 million and $4.1 million at June 30, 2013 and December 31, 2012, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. On June 10, 2013, Standard & Poor’s upgraded its credit outlook for the United States government from “negative” to “stable”. These changes in the credit ratings of the U.S. government and the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock it is temporary. Therefore, at June 30, 2013, the FHLB stock is recorded at cost.

Liabilities

Total liabilities decreased $44.6 million since December 31, 2012 primarily due to a decrease in short-term borrowings, partially offset by an increase in deposits. The following table presents the liabilities at the dates indicated:

			Change
(Dollars in thousands)	At June 30, 2013	At December 31, 2012	Amount	Percent

Deposits	$1,873,051	$1,865,333	$7,718	—%
Short-term borrowings	45,388	96,282	(50,894)	(53)
Subordinated notes and capital securities	20,619	20,994	(375)	(2)
Accrued expenses and other liabilities	36,955	37,955	(1,000)	(3)

Total liabilities	$1,976,013	$2,020,564	$(44,551)	(2)

Deposits

Total deposits increased $7.7 million from December 31, 2012, mainly due to a product change for existing business and municipal customers which resulted in approximately $68.1 million of customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits. This transfer was partially offset by a seasonal decrease in public fund deposits of $58.6 million primarily due to municipalities.

Borrowings

Short-term borrowings at June 30, 2013, consisted of customer repurchase agreements on an overnight basis; the decrease of $50.9 million from December 31, 2012 was due to the migration of customer accounts to interest bearing deposits as previously discussed. Subordinated notes and capital securities at June 30, 2013, included $20.6 million of junior subordinated debt relating to trust preferred securities, including the capital component. As previously discussed, during the second quarter of 2013, the Corporation submitted a redemption notice to the trustee resulting in the redemption of all of the trust preferred securities, with an aggregate principal balance of $20.0 million, issued by Univest Capital Trust I. The Corporation redeemed the trust preferred securities effective July 7, 2013 with settlement on July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2013 decreased $4.7 million since December 31, 2012, primarily due to an increase in accumulated other comprehensive loss partially offset by increase in retained earnings.

The following table presents total shareholders’ equity at the dates indicated:

			Change
(Dollars in thousands)	At June 30, 2013	At December 31, 2012	Amount	Percent

Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	61,702	62,101	(399)	(1)
Retained earnings	168,233	164,823	3,410	2
Accumulated other comprehensive loss	(13,229)	(6,920)	(6,309)	(91)
Treasury stock	(28,450)	(27,059)	(1,391)	(5)

Total shareholders’ equity	$279,588	$284,277	$(4,689)	(2)

Retained earnings at June 30, 2013 were impacted by the six months of net income of $10.2 million partially offset by cash dividends declared of $6.7 million. Accumulated other comprehensive loss increased primarily due to declines in the fair value of available-for-sale investment securities, resulting from the increase in interest rates during the second quarter of 2013.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$254,788	13.95%	$146,166	8.00%	$182,708	10.00%
Bank	235,975	13.09	144,188	8.00	180,235	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	231,534	12.67	73,083	4.00	109,625	6.00
Bank	213,411	11.84	72,094	4.00	108,141	6.00
Tier 1 Capital (to Average Assets):
Corporation	231,534	10.61	87,306	4.00	109,132	5.00
Bank	213,411	9.85	86,682	4.00	108,353	5.00

At December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,504	15.62%	$140,631	8.00%	$175,788	10.00%
Bank	246,861	14.22	138,841	8.00	173,552	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	252,240	14.35	70,315	4.00	105,473	6.00
Bank	225,126	12.97	69,421	4.00	104,131	6.00
Tier 1 Capital (to Average Assets):
Corporation	252,240	11.47	87,934	4.00	109,918	5.00
Bank	225,126	10.31	87,310	4.00	109,137	5.00

On May 14, 2013, the Corporation submitted a redemption notice to the trustee to redeem all of the outstanding capital securities issued by Univest Capital Trust I, with a redemption date of July 7, 2013. Due to the change in maturity, the Trust Preferred Securities no longer qualify as Tier 1 Capital; this is the primary reason that the Corporation’s regulatory capital ratios declined when comparing June 30, 2013 to December 31, 2012. Additionally, during the second quarter of 2013, the Bank’s subsidiary, Delview, Inc., called its preferred stock of $15.0 million, which qualified as Tier 1 Capital at the Bank as “Qualifying Noncontrolling (Minority) Interests in Consolidated Subsidiaries.” This is the primary reason that the Bank’s regulatory capital ratios declined when comparing June 30, 2013 to December 31, 2012.

At June 30, 2013 and December 31, 2012, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2013, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On July 2, 2013, the Federal Reserve Board finalized its rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The new rules require institutions to have more capital and a higher quality of capital by increasing the minimum regulatory capital ratios, narrowing the definition of capital and requiring capital buffers. Basel III includes a common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4% to 6% of risk-weighted assets and sets a conservation buffer of 2.5% of risk-weighted assets. The new rules are effective for the Corporation and the Bank beginning January 1, 2015. Management is continuing to review the impact of the rules and currently expects that the capital position of the Corporation and Bank will be adequate to meet the revised regulatory capital requirements.

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

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net interest income over the next twelve months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. The changes to net interest income are shown in the below table at June 30, 2013.

Table 5 — Summary of Interest Rate Simulation

(Dollars in thousands)	Estimated Change in Net Interest Income Over Next 12 Months
	Amount	Percent

Rate shock–Change in interest rates

+300 basis points	$11,874	16.7%
+200 basis points	7,476	10.5
+100 basis points	3,245	4.6
-100 basis points*	(4,508)	(6.3)

*	Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

The interest rate simulation demonstrates that the Corporation is asset sensitive; indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income.

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

Sources of Funds

Core deposits and customer repurchase agreements have historically been the most significant funding sources for the Corporation. These deposits and repurchase agreements are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, savings institutions, mutual funds, security dealers and others.

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and bear interest at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $414.3 million. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings with the FHLB. At December 31, 2012, the Bank had outstanding short-term letters of credit with the FHLB totaling $32.0 million which were utilized to collateralize seasonal public funds deposits; there were no outstanding short-term letters of credit at June 30, 2013. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank, maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2013 and December 31, 2012. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2013 and December 31, 2012, the Corporation had no outstanding borrowings under this line.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2013	70,034	$16.91	70,034	410,851
May 1–31, 2013	14,207	17.42	14,207	396,644
June 1–30, 2013	—	—	—	396,644

Total	84,241	$17.00	84,241

1.	Transactions are reported as of trade dates.
2.	The number of shares approved for repurchase under the Corporation’s stock repurchase program is 643,782. The Corporation’s current stock repurchase program was approved by its Board of Directors and announced on August 22, 2007. The repurchased shares limit is net of normal Treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans.
3.	The Corporation’s current stock repurchase program does not have an expiration date.
4.	No stock repurchase plan or program of the Corporation expired during the period covered by the table.
5.	The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

	Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

	Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

	Exhibit 31.1	Certification of William S. Aichele, Chairman and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Michael S. Keim, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: August 8, 2013	/s/ William S. Aichele
William S. Aichele, Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	/s/ Michael S. Keim
Michael S. Keim, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)