Form 10-Q
period 2013-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2013-11-08
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,283,354
(Title of Class)	(Number of shares outstanding at October 31, 2013)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(SEE NOTE)
(Dollars in thousands, except per share data)	At September 30, 2013	At December 31, 2012
ASSETS
Cash and due from banks	$46,484	$98,399
Interest-earning deposits with other banks	32,974	47,713
Investment securities held-to-maturity (fair value $70,079 and $71,327 at September 30, 2013 and December 31, 2012, respectively)	69,214	69,845
Investment securities available-for-sale	393,359	429,734
Loans held for sale	3,489	4,530
Loans and leases held for investment	1,526,241	1,481,862
Less: Reserve for loan and lease losses	(24,835)	(24,746)

Net loans and leases held for investment	1,501,406	1,457,116

Premises and equipment, net	33,797	33,222
Goodwill	57,517	56,238
Other intangibles, net of accumulated amortization and fair value adjustments of $9,783 and $10,475 at September 30, 2013 and December 31, 2012, respectively	8,475	6,456
Bank owned life insurance	60,144	61,409
Accrued interest receivable and other assets	46,137	40,179

Total assets	$2,252,996	$2,304,841

LIABILITIES
Demand deposits, noninterest-bearing	$394,983	$368,948
Demand deposits, interest-bearing	658,417	638,483
Savings deposits	545,864	526,391
Time deposits	289,782	331,511

Total deposits	1,889,046	1,865,333

Customer repurchase agreements	46,733	96,282
Accrued interest payable and other liabilities	42,463	37,955
Subordinated notes	—	375
Junior subordinated debt owed to unconsolidated subsidiary trust	—	20,619

Total liabilities	1,978,242	2,020,564

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2013 and December 31, 2012; 18,266,404 shares issued at September 30, 2013 and December 31, 2012; 16,288,597 and 16,770,232 shares outstanding at September 30, 2013 and December 31, 2012, respectively	91,332	91,332
Additional paid-in capital	62,060	62,101
Retained earnings	170,937	164,823
Accumulated other comprehensive loss, net of taxes	(13,703)	(6,920)
Treasury stock, at cost; 1,977,807 and 1,496,172 shares at September 30, 2013 and December 31, 2012, respectively	(35,872)	(27,059)

Total shareholders’ equity	274,754	284,277

Total liabilities and shareholders’ equity	$2,252,996	$2,304,841

Note:	The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans and leases:
Taxable	$15,793	$16,332	$47,544	$49,082
Exempt from federal income taxes	1,215	1,143	3,459	3,565

Total interest and fees on loans and leases	17,008	17,475	51,003	52,647

Interest and dividends on investment securities:
Taxable	1,391	1,354	4,195	4,588
Exempt from federal income taxes	1,033	1,103	3,103	3,310
Other interest income	25	45	106	121

Total interest income	19,457	19,977	58,407	60,666

Interest expense
Interest on deposits	1,119	1,624	3,514	5,131
Interest on short-term borrowings	8	33	40	295
Interest on long-term borrowings	11	301	483	910

Total interest expense	1,138	1,958	4,037	6,336

Net interest income	18,319	18,019	54,370	54,330
Provision for loan and lease losses	4,094	2,210	9,614	7,653

Net interest income after provision for loan and lease losses	14,225	15,809	44,756	46,677

Noninterest income
Trust fee income	1,736	1,625	5,249	4,875
Service charges on deposit accounts	1,149	1,122	3,333	3,301
Investment advisory commission and fee income	1,536	1,350	5,048	3,956
Insurance commission and fee income	2,513	2,129	7,829	6,453
Other service fee income	1,929	1,053	5,454	3,943
Bank owned life insurance income	1,555	463	2,472	2,305
Other-than-temporary impairment on equity securities	—	(4)	—	(13)
Net gain on sales of investment securities	1,426	9	2,950	291
Net gain on mortgage banking activities	935	2,171	4,047	4,517
Net gain (loss) on sales and dispositions of fixed assets	—	1,321	(6)	1,312
Net gain (loss) on sales and write-downs of other real estate owned	198	(621)	450	(1,723)
Loss on termination of interest rate swap	—	—	(1,866)	—
Other	225	243	708	665

Total noninterest income	13,202	10,861	35,668	29,882

Noninterest expense
Salaries and benefits	9,761	8,944	28,980	28,185
Commissions	2,026	1,884	6,529	4,939
Net occupancy	1,472	1,445	4,279	4,241
Equipment	1,225	1,152	3,619	3,297
Marketing and advertising	570	340	1,432	1,243
Deposit insurance premiums	381	406	1,173	1,279
Restructuring charges	(5)	—	534	—
Other	4,558	4,887	12,964	13,386

Total noninterest expense	19,988	19,058	59,510	56,570

Income before income taxes	7,439	7,612	20,914	19,989
Income taxes	1,400	1,842	4,647	4,193

Net income	$6,039	$5,770	$16,267	$15,796

Net income per share:
Basic	$.36	$.34	$.97	$.94
Diluted	.36	.34	.97	.94
Dividends declared	.20	.20	.60	.60

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$7,439	$1,400	$6,039	$7,612	$1,842	$5,770
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	442	155	287	2,698	944	1,754
Less: reclassification adjustment for net gains on sales realized in net income	(1,426)	(499)	(927)	(9)	(3)	(6)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	4	2	2

Total net unrealized (losses) gains on available-for-sale investment securities	(984)	(344)	(640)	2,693	943	1,750
Cash flow hedge derivative:
Net change in fair value of interest rate swap	—	—	—	(213)	(75)	(138)

Total cash flow hedge derivative	—	—	—	(213)	(75)	(138)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	320	112	208	293	103	190
Less: accretion of prior service cost included in net periodic pension costs	(64)	(22)	(42)	(64)	(22)	(42)

Total defined benefit pension plans	256	90	166	229	81	148

Other comprehensive (loss) income	(728)	(254)	(474)	2,709	949	1,760

Total comprehensive income	$6,711	$1,146	$5,565	$10,321	$2,791	$7,530

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$20,914	$4,647	$16,267	$19,989	$4,193	$15,796
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(10,163)	(3,557)	(6,606)	3,215	1,125	2,090
Less: reclassification adjustment for net gains on sales realized in net income	(2,950)	(1,032)	(1,918)	(291)	(102)	(189)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	13	5	8

Total net unrealized (losses) gains on available-for-sale investment securities	(13,113)	(4,589)	(8,524)	2,937	1,028	1,909
Cash flow hedge derivative:
Net change in fair value of interest rate swap	43	15	28	(602)	(211)	(391)
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	1,866	653	1,213	—	—	—

Total cash flow hedge derivative	1,909	668	1,241	(602)	(211)	(391)
Defined benefit pension plans:
Less: amortization of net loss included in net periodic pension costs	961	336	625	882	309	573
Less: accretion of prior service cost included in net periodic pension costs	(191)	(66)	(125)	(192)	(67)	(125)

Total defined benefit pension plans	770	270	500	690	242	448

Other comprehensive (loss) income	(10,434)	(3,651)	(6,783)	3,025	1,059	1,966

Total comprehensive income	$10,480	$996	$9,484	$23,014	$5,252	$17,762

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Nine Months Ended September 30, 2013
Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277
Net income					16,267		16,267
Other comprehensive loss, net of income tax benefit		(6,783)					(6,783)
Cash dividends declared ($0.60 per share)					(10,029)		(10,029)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	105,263			9	(32)	1,915	1,892
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				616			616
Net tax deficiency on stock-based compensation				(11)			(11)
Purchases of treasury stock	(627,406)					(11,475)	(11,475)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at September 30, 2013	16,288,597	$(13,703)	$91,332	$62,060	$170,937	$(35,872)	$274,754

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	16,702,376	$(6,101)	$91,332	$58,495	$157,566	$(28,313)	$272,979
Net income					15,796		15,796
Other comprehensive income, net of income tax		1,966					1,966
Cash dividends declared ($0.60 per share)					(10,058)		(10,058)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	121,012				(64)	2,051	1,987
Repurchase of cancelled restricted stock awards	(13,125)			300	(87)	(213)	—
Stock-based compensation				847	33		880
Net tax deficiency on stock-based compensation				(84)			(84)
Purchases of treasury stock	(116,294)					(1,877)	(1,877)
Restricted stock awards granted	71,157			(1,154)	(134)	1,288	—

Balance at September 30, 2012	16,765,126	$(4,135)	$91,332	$58,404	$163,052	$(27,064)	$281,589

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$16,267	$15,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,614	7,653
Depreciation of premises and equipment	2,196	2,160
Other-than-temporary impairment on equity securities	—	13
Net gain on sales of investment securities	(2,950)	(291)
Net gain on mortgage banking activities	(4,047)	(4,517)
Net loss (gain) on dispositions and sales of fixed assets	6	(1,312)
Net (gain) loss on sales and write-downs of other real estate owned	(450)	1,723
Loss on termination of interest rate swap	1,866	—
Bank owned life insurance income	(2,472)	(2,305)
Stock-based compensation	616	923
Other adjustments to reconcile net income to cash provided by operating activities	944	5,638
Originations of loans held for sale	(233,408)	(215,767)
Proceeds from the sale of loans held for sale	239,501	218,280
Contributions to pension and other postretirement benefit plans	(2,090)	(8,089)
(Increase) decrease in accrued interest receivable and other assets	(974)	801
Increase (decrease) in accrued interest payable and other liabilities	4,722	(962)

Net cash provided by operating activities	29,341	19,744

Cash flows from investing activities:
Net cash paid due to acquisitions	(2,170)	(3,225)
Net capital expenditures	(2,777)	(236)
Proceeds from maturities and calls of securities available-for-sale	33,503	107,920
Proceeds from sales of securities available-for-sale	58,148	57,162
Purchases of investment securities held-to-maturity	—	(24,697)
Purchases of investment securities available-for-sale	(66,959)	(182,949)
Net increase in loans and leases	(57,137)	(36,131)
Net decrease in interest-earning deposits	14,739	43,191
Proceeds from sales of other real estate owned	4,183	1,482
Proceeds from bank owned life insurance	—	2,415

Net cash used in investing activities	(18,470)	(35,068)

Cash flows from financing activities:
Net increase in deposits	24,033	28,698
Net decrease in short-term borrowings	(49,549)	(3,189)
Repayment of subordinated debt	(375)	(1,125)
Payment for repurchase of trust preferred securities	(20,619)	—
Purchases of treasury stock	(11,475)	(1,877)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,892	1,987
Cash dividends paid	(6,693)	(10,050)

Net cash (used in) provided by financing activities	(62,786)	14,444

Net decrease in cash and due from banks	(51,915)	(880)
Cash and due from banks at beginning of year	98,399	39,857

Cash and due from banks at end of period	$46,484	$38,977

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,801	$6,694
Cash paid for income taxes, net of refunds received	4,336	1,437
Non cash transactions:
Noncash transfer of loans to other real estate owned	$3,526	$—
Noncash transfer of loans held for investment to loans held for sale	—	2,599
Contingent consideration recorded as goodwill	$454	$842

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 4, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, in the financial statements as a reduction to a deferred tax asset with some specified exceptions. The ASU was issued to eliminate diversity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2013, or January 1, 2014 for the Corporation. The adoption of this ASU will not have any impact on the Corporation’s financial statements.

In February 2013, the FASB issued an ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires entities to present, either on the face of the statement where net income is presented or in a single footnote, significant amounts that are required under U.S. GAAP to be reclassified to net income in their entirety. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to provide a cross-reference to other required U.S. GAAP disclosures. The amendment is effective for reporting periods beginning after December 15, 2012, or January 1, 2013 for the Corporation. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in additional disclosures which are included in Note 10, “Accumulated Other Comprehensive (Loss) Income.”

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

Note 3. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2013 and December 31, 2012 by contractual maturity within each type:

	At September 30, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$12,228	$86	$—	$12,314	$3,026	$7	$—	$3,033
After 1 year to 5 years	56,986	1,040	(261)	57,765	66,819	1,526	(51)	68,294

	69,214	1,126	(261)	70,079	69,845	1,533	(51)	71,327

Total	$69,214	$1,126	$(261)	$70,079	$69,845	$1,533	$(51)	$71,327

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,965	$—	$(192)	$4,773	$4,960	$—	$(22)	$4,938

	4,965	—	(192)	4,773	4,960	—	(22)	4,938

U.S. government corporations and agencies:
Within 1 year	5,999	36	—	6,035	1,517	9	—	1,526
After 1 year to 5 years	148,123	169	(1,157)	147,135	148,120	1,509	(70)	149,559
After 5 years to 10 years	10,850	—	(471)	10,379	20,953	109	(5)	21,057

	164,972	205	(1,628)	163,549	170,590	1,627	(75)	172,142

State and political subdivisions:
Within 1 year	3,825	14	—	3,839	4,607	75	—	4,682
After 1 year to 5 years	4,603	29	(35)	4,597	4,130	88	(19)	4,199
After 5 years to 10 years	41,545	720	(530)	41,735	36,499	1,245	(7)	37,737
Over 10 years	65,746	1,788	(311)	67,223	70,495	5,055	—	75,550

	115,719	2,551	(876)	117,394	115,731	6,463	(26)	122,168

	At September 30, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities:
After 5 years to 10 years	18,365	307	(55)	18,617	20,140	777	—	20,917
Over 10 years	35,075	375	—	35,450	66,962	2,861	—	69,823

	53,440	682	(55)	54,067	87,102	3,638	—	90,740

Collateralized mortgage obligations:
After 1 year to 5 years	109	1	—	110	41	—	—	41
After 5 years to 10 years	—	—	—	—	626	7	—	633
Over 10 years	9,462	111	(163)	9,410	25,698	645	(5)	26,338

	9,571	112	(163)	9,520	26,365	652	(5)	27,012

Corporate bonds:
After 1 year to 5 years	10,819	35	(131)	10,723	4,993	21	—	5,014
After 5 years to 10 years	22,833	8	(1,156)	21,685	—	—	—	—

	33,652	43	(1,287)	32,408	4,993	21	—	5,014

Money market mutual funds:
Within 1 year	9,639	—	—	9,639	4,878	—	—	4,878

	9,639	—	—	9,639	4,878	—	—	4,878

Equity securities:
No stated maturity	1,678	357	(26)	2,009	2,279	696	(133)	2,842

	1,678	357	(26)	2,009	2,279	696	(133)	2,842

Total	$393,636	$3,950	$(4,227)	$393,359	$416,898	$13,097	$(261)	$429,734

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at September 30, 2013 and December 31, 2012 do not represent other-than-temporary impairments.

Securities with a carrying value of $330.8 million and $368.2 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Securities available-for-sale:
Proceeds from sales	$58,148	$57,162
Gross realized gains on sales	2,957	1,187
Gross realized losses on sales	7	896
Tax expense related to net realized gains on sales	1,033	102

The Corporation realized other-than-temporary impairment charges to noninterest income of $0 thousand and $13 thousand, respectively, on its equity portfolio during the nine months ended September 30, 2013 and 2012. As such, in 2012, the Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. The Corporation carefully monitors all of its equity securities and has not taken impairment losses on certain other equity securities in an unrealized loss position, at this time, as the financial performance of the underlying companies is not indicative of the market deterioration of their stock and it is probable that the market value of the equity securities will recover to the Corporation’s cost basis in the individual securities in a reasonable amount of time. The equity securities within the following table consist of common stocks of other financial institutions, which have experienced declines in value consistent with the industry as a whole. Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs. The Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2013 and 2012.

At September 30, 2013 and December 31, 2012, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012 by the length of time those securities were in a continuous loss position:

	At September 30, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,773	$(192)	$—	$—	$4,773	$(192)
U.S. government corporations and agencies	107,154	(1,628)	—	—	107,154	(1,628)
State and political subdivisions	26,790	(876)	—	—	26,790	(876)
Residential mortgage-backed securities	5,093	(55)	—	—	5,093	(55)
Collateralized mortgage obligations	4,334	(163)	—	—	4,334	(163)
Corporate bonds	45,866	(1,548)	—	—	45,866	(1,548)
Equity securities	1,054	(26)	—	—	1,054	(26)

Total	$195,064	$(4,488)	$—	$—	$195,064	$(4,488)

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,938	$(22)	$—	$—	$4,938	$(22)
U.S. government corporations and agencies	36,793	(75)	—	—	36,793	(75)
State and political subdivisions	4,574	(14)	480	(12)	5,054	(26)
Collateralized mortgage obligations	5,006	(5)	—	—	5,006	(5)
Corporate bonds	10,410	(51)	—	—	10,410	(51)
Equity securities	976	(133)	—	—	976	(133)

Total	$62,697	$(300)	$480	$(12)	$63,177	$(312)

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
Commercial, financial and agricultural	$430,818	$468,421
Real estate-commercial	606,030	530,122
Real estate-construction	74,847	91,250
Real estate-residential secured for business purpose	35,673	35,179
Real estate-residential secured for personal purpose	143,374	146,526
Real estate-home equity secured for personal purpose	90,527	82,727
Loans to individuals	42,211	43,780
Lease financings	102,761	83,857

Total loans and leases held for investment, net of deferred income	$1,526,241	$1,481,862

Unearned lease income, included in the above table	$(14,192)	$(12,355)
Net deferred costs (fees), included in the above table	$2,523	$1,432
Overdraft deposits included in the above table	$156	$128

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases greater than 90 days past due which are accruing interest at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest
At September 30, 2013
Commercial, financial and agricultural	$4,169	$972	$1,047	$6,188	$424,630	$430,818	$300
Real estate—commercial real estate and construction:
Commercial real estate	651	1,364	6,405	8,420	597,610	606,030	641
Construction	—	—	8,742	8,742	66,105	74,847	—
Real estate—residential and home equity:
Residential secured for business purpose	411	180	226	817	34,856	35,673	—
Residential secured for personal purpose	1,122	197	619	1,938	141,436	143,374	619
Home equity secured for personal purpose	341	76	51	468	90,059	90,527	51
Loans to individuals	496	255	299	1,050	41,161	42,211	299
Lease financings	1,592	1,372	271	3,235	99,526	102,761	44

Total	$8,782	$4,416	$17,660	$30,858	$1,495,383	$1,526,241	$1,954

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment Greater than 90 Days Past Due and Accruing Interest
At December 31, 2012
Commercial, financial and agricultural	$586	$313	$754	$1,653	$466,768	$468,421	$—
Real estate—commercial real estate and construction:
Commercial real estate	8,266	—	5,894	14,160	515,962	530,122	—
Construction	306	—	13,150	13,456	77,794	91,250	—
Real estate—residential and home equity:
Residential secured for business purpose	1,663	69	103	1,835	33,344	35,179	—
Residential secured for personal purpose	1,617	152	—	1,769	144,757	146,526	—
Home equity secured for personal purpose	276	64	54	394	82,333	82,727	54
Loans to individuals	551	153	347	1,051	42,729	43,780	347
Lease financings	1,001	273	426	1,700	82,157	83,857	40

Total	$14,266	$1,024	$20,728	$36,018	$1,445,844	$1,481,862	$441

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at September 30, 2013 and December 31, 2012:

	At September 30, 2013				At December 31, 2012
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases Greater than 90 Days Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases Greater than 90 Days Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$3,778	$1,406	$300	$5,484	$2,842	$480	$—	$3,322
Real estate—commercial real estate and construction:
Commercial real estate	9,858	10,499	641	20,998	14,340	10,523	—	24,863
Construction	9,165	2,164	—	11,329	13,588	2,397	—	15,985
Real estate—residential and home equity:
Residential secured for business purpose	226	—	—	226	172	—	—	172
Residential secured for personal purpose	720	—	619	1,339	804	—	—	804
Home equity secured for personal purpose	—	—	51	51	—	—	54	54
Loans to individuals	—	37	299	336	—	38	347	385
Lease financings	227	—	44	271	386	19	40	445

Total	$23,974	$14,106	$1,954	$40,034	$32,132	$13,457	$441	$46,030

*	Includes nonaccrual troubled debt restructured loans and lease modifications of $1.6 million and $579 thousand at September 30, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2013 and December 31, 2012.

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

1.	Cash Secured – No credit risk

2.	Fully Secured – Negligible credit risk

3.	Strong – Minimal credit risk

4.	Satisfactory – Nominal credit risk

5.	Acceptable – Moderate credit risk

6.	Pre-Watch – Marginal, but stable credit risk

7.	Special Mention – Potential weakness

8.	Substandard – Well-defined weakness

9.	Doubtful – Collection in-full improbable

10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	At September 30, 2013
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate — Commercial	Real Estate — Construction	Real Estate — Residential Secured for Business Purpose	Total
Grade:
1. Cash secured/ 2. Fully secured	$4,498	$2,031	$1,550	$—	$8,079
3. Strong	5,534	9,119	4,288	—	18,941
4. Satisfactory	33,136	17,579	1,602	107	52,424
5. Acceptable	246,455	376,724	33,898	25,721	682,798
6. Pre-watch	98,524	121,054	21,282	5,351	246,211
7. Special Mention	15,897	22,169	—	1,919	39,985
8. Substandard	26,410	57,305	12,227	2,575	98,517
9. Doubtful	364	49	—	—	413
10. Loss	—	—	—	—	—

Total	$430,818	$606,030	$74,847	$35,673	$1,147,368

	At December 31, 2012
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate — Commercial	Real Estate — Construction	Real Estate — Residential Secured for Business Purpose	Total
Grade:
1. Cash secured/ 2. Fully secured	$2,263	$—	$—	$—	$2,263
3. Strong	5,227	9,591	3,907	—	18,725
4. Satisfactory	40,747	25,837	1,783	335	68,702
5. Acceptable	260,042	321,194	26,331	22,764	630,331
6. Pre-watch	106,436	110,476	42,190	8,458	267,560
7. Special Mention	31,825	16,187	548	288	48,848
8. Substandard	21,881	45,844	16,491	3,334	87,550
9. Doubtful	—	993	—	—	993
10. Loss	—	—	—	—	—

Total	$468,421	$530,122	$91,250	$35,179	$1,124,972

Credit Exposure – Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings. Nonperforming loans and leases are loans past due 90 days or more, loans and leases on nonaccrual of interest and troubled debt restructured loans and lease modifications. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans or leases with a well-defined weakness and where collection in-full is improbable.

	At September 30, 2013
(Dollars in thousands)	Real Estate — Residential Secured for Personal Purpose	Real Estate — Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
Performing	$142,035	$90,476	$41,875	$102,490	$376,876
Nonperforming	1,339	51	336	271	1,997

Total	$143,374	$90,527	$42,211	$102,761	$378,873

	At December 31, 2012
(Dollars in thousands)	Real Estate — Residential Secured for Personal Purpose	Real Estate — Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
Performing	$145,722	$82,673	$43,395	$83,412	$355,202
Nonperforming	804	54	385	445	1,688

Total	$146,526	$82,727	$43,780	$83,857	$356,890

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2013
Reserve for loan and lease losses:
Beginning balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718
Charge-offs	(812)	(2,784)	(38)	(133)	(216)	(211)	N/A	(4,194)
Recoveries	85	—	1	2	60	69	N/A	217
(Recovery of provision) provision	(152)	2,542	682	249	169	198	406	4,094

Ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268	$1,492	$24,835

Three Months Ended September 30, 2012
Reserve for loan and lease losses:
Beginning balance	$12,021	$12,316	$834	$884	$719	$1,161	$2,567	$30,502
Charge-offs *	(4,143)	(1,318)	—	—	(168)	(203)	N/A	(5,832)
Recoveries	33	4	4	—	43	132	N/A	216
Provision (recovery of provision)	3,344	(763)	(154)	62	12	94	(385)	2,210

Ending balance	$11,255	$10,239	$684	$946	$606	$1,184	$2,182	$27,096

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Nine Months Ended September 30, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,973)	(6,857)	(112)	(160)	(620)	(637)	N/A	(10,359)
Recoveries	172	48	9	5	172	428	N/A	834
Provision (recovery of provision)	723	7,722	695	377	475	151	(529)	9,614

Ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268	$1,492	$24,835

Nine Months Ended September 30, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs *	(7,308)	(2,993)	—	(2)	(408)	(849)	N/A	(11,560)
Recoveries	448	144	59	3	100	379	N/A	1,133
Provision (recovery of provision)	6,853	(229)	(198)	210	184	310	523	7,653

Ending balance	$11,255	$10,239	$684	$946	$606	$1,184	$2,182	$27,096

N/A – Not applicable

*	Includes charge-offs of $1.3 million on commercial real estate loans which were subsequently transferred to loans held for sale at September 2012.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At September 30, 2013
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$2,210	$111	$775	$—	$—	$—	$	N/A	$3,096
Ending balance: collectively evaluated for impairment	8,306	8,309	456	1,202	706	1,268		1,492	21,739

Total ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268		$1,492	$24,835

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,029	$50,242	$1,776	$720	$37	$—			$66,804
Ending balance: collectively evaluated for impairment	416,789	630,635	33,897	233,181	42,174	102,761			1,459,437

Total ending balance	$430,818	$680,877	$35,673	$233,901	$42,211	$102,761			$1,526,241

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At September 30, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$428	$262	$—	$—	$—	$—	$	N/A	$690
Ending balance: collectively evaluated for impairment	10,827	9,977	684	946	606	1,184		2,182	26,406

Total ending balance	$11,255	$10,239	$684	$946	$606	$1,184		$2,182	$27,096

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$4,232	$35,976	$175	$323	$48	$—			$40,754
Ending balance: collectively evaluated for impairment	471,893	575,012	32,645	230,067	42,578	76,562			1,428,757

Total ending balance	$476,125	$610,988	$32,820	$230,390	$42,626	$76,562			$1,469,511

N/A – Not applicable

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2013 and December 31, 2012:

	At September 30, 2013			At December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$8,037	$9,961		$2,646	$4,504
Real estate—commercial real estate	36,500	46,604		24,863	30,991
Real estate—construction	12,227	14,410		15,985	17,959
Real estate—residential secured for business purpose	226	238		172	184
Real estate—residential secured for personal purpose	720	739		804	804
Loans to individuals	37	55		38	55

Total impaired loans with no allowance recorded	$57,747	$72,007		$44,508	$54,497

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$5,992	$6,075	$2,210	$676	$717	$208
Real estate—commercial real estate	1,515	1,515	111	—	—	—
Real estate—residential secured for business purpose	1,550	1,550	775	—	—	—

Total impaired loans with an allowance recorded	$9,057	$9,140	$3,096	$676	$717	$208

Total impaired loans:
Commercial, financial and agricultural	$14,029	$16,036	$2,210	$3,322	$5,221	$208
Real estate—commercial real estate	38,015	48,119	111	24,863	30,991	—
Real estate—construction	12,227	14,410	—	15,985	17,959	—
Real estate—residential secured for business purpose	1,776	1,788	775	172	184	—
Real estate—residential secured for personal purpose	720	739	—	804	804	—
Loans to individuals	37	55	—	38	55	—

Total impaired loans	$66,804	$81,147	$3,096	$45,184	$55,214	$208

Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. At September 30, 2013, impaired loans included other accruing impaired loans of $29.0 million. At September 30, 2013, specific reserves of $1.9 million were established for four borrower relationships with principal balances totaling $7.9 million on other accruing impaired loans.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$650	$—	$—
Loans held for investment:
Commercial, financial and agricultural	5,971	29	70	5,474	23	71
Real estate—commercial real estate	22,789	171	150	20,525	69	257
Real estate—construction	14,544	25	184	16,324	33	190
Real estate—residential secured for business purpose	585	2	2	176	—	2
Real estate—residential secured for personal purpose	725	—	11	320	—	5
Real estate—home equity secured for personal purpose	—	—	—	—	—	—
Loans to individuals	37	1	—	48	1	—

Total	$44,651	$228	$417	$43,517	$126	$525

*	Includes interest income recognized on a cash basis for nonaccrual loans of $0 thousand for both the three months ended September 30, 2013 and 2012 and interest income recognized on accrual method for accruing impaired loans of $228 thousand and $126 thousand for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$260	$—	$—
Loans held for investment:
Commercial, financial and agricultural	3,985	45	132	5,542	56	223
Real estate—commercial real estate	23,138	473	566	20,417	156	783
Real estate—construction	15,291	81	553	16,238	85	575
Real estate—residential secured for business purpose	341	2	7	150	—	5
Real estate—residential secured for personal purpose	758	—	35	188	—	9
Real estate—home equity secured for personal purpose	2	—	—	3	—	—
Loans to individuals	41	3	—	49	4	—

Total	$43,556	$604	$1,293	$42,847	$301	$1,595

*	Includes interest income recognized on a cash basis for nonaccrual loans of $6 thousand and $8 thousand for the nine months ended September 30, 2013 and 2012, respectively and interest income recognized on accrual method for accruing impaired loans of $598 thousand and $293 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$1,731	$1,731	$—
Real estate—commercial real estate	3	1,569	1,569	—	1	1,621	1,621	—
Real estate—construction	1	459	459	—	—	—	—	—

Total	4	$2,028	$2,028	$—	3	$3,352	$3,352	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	$—	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	$1,000	$—	10	$3,404	$3,404	$—
Real estate—commercial real estate	3	1,569	1,569	—	5	2,630	2,630	—
Real estate—construction	1	459	459	—	2	1,330	1,330	—

Total	5	$3,028	$3,028	$—	17	$7,364	$7,364	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$448	$448	$—
Real estate—commercial real estate	—	—	—	—	1	124	124	—

Total	—	$—	$—	$—	3	$572	$572	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are on a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$756	—	$—	2	$813	3	$1,569
Real estate—construction	—	—	—	—	—	—	1	459	1	459

Total	—	$—	1	$756	—	$—	3	$1,272	4	$2,028

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Three Months Ended September 30, 2012
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	2	$1,731	2	$1,731
Real estate—commercial real estate	1	1,621	—	—	—	—	—	—	1	1,621

Total	1	$1,621	—	$—	—	$—	2	$1,731	3	$3,352

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Nine Months Ended September 30, 2013
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	—	$—	1	$1,000
Real estate—commercial real estate	—	—	1	756	—	—	2	813	3	1,569
Real estate—construction	—	—	—	—	—	—	1	459	1	459

Total	1	$1,000	1	$756	—	$—	3	$1,272	5	$3,028

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	Nine Months Ended September 30, 2012
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,316	3	$221	—	$—	3	$1,867	10	$3,404
Real estate—commercial real estate	3	2,267	1	188	—	—	1	175	5	2,630
Real estate—construction	2	1,330	—	—	—	—	—	—	2	1,330

Total	9	$4,913	4	$409	—	$—	4	$2,042	17	$7,364

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$448	—	$—	2	$448
Real estate—commercial real estate	—	—	—	—	1	124	—	—	1	124

Total	—	$—	—	$—	3	$572	—	$—	3	$572

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there was a payment default within twelve months of the restructuring date:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	4	$1,230	—	$—

Total	1	$1,000	—	$—	4	$1,230	—	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Note 5. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.0 million and $4.2 million at September 30, 2013 and December 31, 2012, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 10.0% at September 30, 2013 and 5.0% to 10.0% at December 31, 2012.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Beginning of period	$5,227	$3,276	$4,152	$2,739
Servicing rights capitalized	544	741	2,183	1,777
Amortization of servicing rights	(287)	(463)	(1,099)	(1,147)
Changes in valuation allowance	—	(372)	248	(187)

End of period	$5,484	$3,182	$5,484	$3,182

Mortgage loans serviced for others	$736,017	$540,735	$736,017	$540,735

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Valuation allowance, beginning of period	$(249)	$(608)	$(497)	$(793)
Additions	—	(372)	—	(187)
Reductions	—	—	248	—
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(249)	$(980)	$(249)	$(980)

The estimated amortization expense of mortgage servicing rights for the remainder of 2013 and the succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
Remainder of 2013	$218
2014	801
2015	700
2016	602
2017	510
Thereafter	2,653

Note 6. Income Taxes

At September 30, 2013 and December 31, 2012, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At September 30, 2013, the Corporation’s tax years 2010 through 2012 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$155	$156	$23	$21
Interest cost	427	431	30	29
Expected return on plan assets	(630)	(564)	—	—
Amortization of net loss	314	287	6	6
Accretion of prior service cost	(58)	(58)	(6)	(6)

Net periodic benefit cost	$208	$252	$53	$50

	Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$466	$469	$69	$62
Interest cost	1,284	1,294	86	88
Expected return on plan assets	(1,894)	(1,692)	—	—
Amortization of net loss	943	865	18	17
Accretion of prior service cost	(176)	(176)	(15)	(16)

Net periodic benefit cost	$623	$760	$158	$151

The Corporation contributed $2.0 million to its qualified retirement plan during the three and nine months ended September 30, 2013 and may make additional contributions during the remainder of 2013 to maximize tax benefits. The Corporation previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make contributions of $40 thousand to its non-qualified retirement plans and $82 thousand to its other postretirement benefit plans in 2013. During the nine months ended September 30, 2013, the Corporation contributed $30 thousand to its non-qualified retirement plans and $60 thousand to its other postretirement plans. During the nine months ended September 30, 2013, $1.3 million has been paid to participants from the retirement plans and $60 thousand has been paid to participants from the other postretirement plans. For 2013, the weighted average expected long-term rate of return on plan assets used to determine the net benefit cost was changed to 7.5% from 8.0%. The rate was changed during 2013 based on historical returns and future expectations of long-term asset returns.

Note 8. Trust Preferred Securities

On May 14, 2013, the Corporation submitted a redemption notice to the trustee to redeem all of the outstanding capital securities issued by Univest Capital Trust I (Trust Preferred Securities), pursuant to the optional redemption provisions provided in the documents governing the Trust Preferred Securities. The Trust Preferred Securities had an aggregate principal balance of $20.0 million with an interest rate of three-month U.S. London Interbank Borrowing Rate (LIBOR) plus 3.05% per annum and a maturity date of October 7, 2033. The Trust Preferred Securities had a liquidation amount of $1,000 per trust preferred security plus accrued and unpaid distributions to the redemption date of July 7, 2013 and a settlement date Monday, July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities. Following the redemption, the Corporation’s capital levels remained well in excess of the regulatory minimum for well capitalized status.

This redemption is consistent with the capital plan the Corporation submitted to the Federal Reserve and was funded from the Corporation’s existing cash. The Trust Preferred Securities were hedged and the Corporation recognized a loss in May 2013 on the termination of the associated interest rate swap of $1.9 million. The interest rate swap had a maturity date of January 7, 2019. The Corporation expects to save approximately $600 thousand in interest expense during 2013 and approximately $1.1 million annually thereafter over what would have been the remaining term of the Trust Preferred Securities and related interest rate swap.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Numerator for basic and diluted earnings per share – income available to common shareholders	$6,039	$5,770	$16,267	$15,796

Denominator for basic earnings per share – weighted-average shares outstanding	16,658	16,760	16,714	16,760
Effect of dilutive securities – employee stock options and awards	84	60	61	49

Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	16,742	16,820	16,775	16,809

Basic earnings per share	$0.36	$0.34	$0.97	$0.94

Diluted earnings per share	$0.36	$0.34	$0.97	$0.94

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	470	588	567	579

Note 10. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains on Available-for-Sale Investment Securities	Net Change Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(8,524)	1,241	500	(6,783)

Balance, September 30, 2013	$(180)	$—	$(13,523)	$(13,703)

Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	1,909	(391)	448	1,966

Balance, September 30, 2012	$9,215	$(1,323)	$(12,027)	$(4,135)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net unrealized holding gains (losses) on available-for-sale investment securities	$1,426	$9	$2,950	$291	Net gain on sales of investment securities
	—	(4)	—	(13)	Other-than-temporary impairment on equity securities

	1,426	5	2,950	278	Total before tax
	(499)	(1)	(1,032)	(97)	Tax expense

	$927	$4	$1,918	$181	Net of tax

Cash flow hedge derivative:
	$—	$—	$(1,866)	$—	Net loss on interest rate swap

	—	—	(1,866)	—	Total before tax
	—	—	653	—	Tax benefit

	$—	$—	$(1,213)	$—	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(320)	$(293)	$(961)	$(882)
Accretion of prior service cost included in net periodic pension costs*	64	64	191	192

	(256)	(229)	(770)	(690)	Total before tax
	90	81	270	242	Tax benefit

	$(166)	$(148)	$(500)	$(448)	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7—Retirement Plans and Other Postretirement Benefits for additional details.)

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

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2013
Interest rate locks with customers	$22,340	Other Assets	$849	—	$—
Forward loan sale commitments	25,809	—	—	Other Liabilities	361

Total	$48,149		$849		$361

At December 31, 2012
Interest rate locks with customers	$51,768	Other Assets	$1,547	—	$—
Forward loan sale commitments	56,263	—	—	Other Liabilities	54

Total	$108,031		$1,547		$54

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2013 and December 31, 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2013
Interest rate swap – cash flow hedge	$—	—	$—	—	$—

Total	$—		$—		$—

At December 31, 2012
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,909

Total	$20,000		$—		$1,909

For the three and nine months ended September 30, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(Dollars in thousands)	Statement of Income Classification	2013	2012	2013	2012
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$913	$1,394	$(698)	$2,341
Forward loan sale commitments	Net loss on mortgage banking activities	(1,133)	(617)	(307)	(727)

Total		$(220)	$777	$(1,005)	$1,614

For the three and nine months ended September 30, 2013 and 2012, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended		Nine Months Ended
	Statement of Income	September 30,		September 30,
(Dollars in thousands)	Classification	2013	2012	2013	2012
Interest rate swap – cash flow hedge – loss on termination	Net loss on termination of interest rate swap	$—	$—	$(1,866)	$—
Interest rate swap – cash flow hedge – interest payments	Interest expense	—	112	124	331
Interest rate swap – cash flow hedge—ineffectiveness	Interest expense	—	—	—	—

Net loss		$—	$(112)	$(1,990)	$(331)

At September 30, 2013 and December 31, 2012, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated other comprehensive (loss) income	At September 30, 2013	At December 31, 2012
Interest rate swap – cash flow hedge	Fair value, net of taxes	$—	$(1,241)

Total		$—	$(1,241)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, on the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at September 30, 2013.

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

For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are less than remote. Therefore, as of September 30, 2013, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

For the John T. Fretz Insurance Agency, Inc. acquisition, the potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the three-year period ending April 30, 2016.

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, classified using the fair value hierarchy:

	At September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,773	$—	$—	$4,773
U.S. government corporations and agencies	—	163,549	—	163,549
State and political subdivisions	—	117,394	—	117,394
Residential mortgage-backed securities	—	54,067	—	54,067
Collateralized mortgage obligations	—	9,520	—	9,520
Corporate bonds	—	32,408	—	32,408
Money market mutual funds	9,639	—	—	9,639
Equity securities	2,009	—	—	2,009

Total available-for-sale securities	16,421	376,938	—	393,359
Interest rate locks with customers	—	849	—	849

Total assets	$16,421	$377,787	$—	$394,208

Liabilities:
Forward loan sale commitments	$—	$361	$—	$361
Contingent consideration liability	—	—	483	483

Total liabilities	$—	$361	$483	$844

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,938	$—	$—	$4,938
U.S. government corporations and agencies	—	172,142	—	172,142
State and political subdivisions	—	122,168	—	122,168
Residential mortgage-backed securities	—	90,740	—	90,740
Collateralized mortgage obligations	—	27,012	—	27,012
Corporate bonds	—	5,014	—	5,014
Money market mutual funds	4,878	—	—	4,878
Equity securities	2.842	—	—	2,842

Total available-for-sale securities	12,658	417,076	—	429,734
Interest rate locks with customers	—	1,547	—	1,547

Total assets	$12,658	$418,623	$—	$431,281

Liabilities:
Interest rate swap	$—	$1,909	$—	$1,909
Forward loan sale commitments	—	54	—	54
Contingent consideration liability	—	—	903	903

Total liabilities	$—	$1,963	$903	$2,866

At September 30, 2013 and December 31, 2012, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2013
Javers Group	$903	$—	$—	$(903)	$—
John T. Fretz Insurance Agency, Inc.	—	454	—	29	483

Total contingent consideration liability	$903	$454	$—	$(874)	$483

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Balance at December 31, 2011	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2012
Javers Group	$—	$842	$—	$34	$876

Total contingent consideration liability	$—	$842	$—	$34	$876

The following table represents assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

	At September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$63,708	$63,708

Total	$—	$—	$63,708	$63,708

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$44,976	$44,976
Mortgage servicing rights*	—	4,152	—	4,152
Other real estate owned*	—	1,607	—	1,607

Total	$—	$5,759	$44,976	$50,735

*	The fair value was lower than cost, therefore written down to fair value at December 31, 2012. At September 30, 2013, fair value was greater than cost.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2013 and December 31, 2012. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$79,458	$—	$—	$79,458	$79,458
Held-to-maturity securities	—	70,079	—	70,079	69,214
Loans held for sale	—	3,574	—	3,574	3,489
Net loans and leases held for investment	—	—	1,457,592	1,457,592	1,437,698
Mortgage servicing rights	—	7,029	—	7,029	5,484
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$79,458	$82,332	$1,457,592	$1,619,382	$1,596,993

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,599,264	$—	$—	$1,599,264	$1,599,264
Time deposits	—	288,271	—	288,271	289,782

Total deposits	1,599,264	288,271	—	1,887,535	1,889,046
Short-term borrowings	—	44,841	—	44,841	46,733

Total liabilities	$1,599,264	$333,112	$—	$1,932,376	$1,935,779

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,342)	$—	$(1,342)	$—

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$146,112	$—	$—	$146,112	$146,112
Held-to-maturity securities	—	71,327	—	71,327	69,845
Loans held for sale	—	4,653	—	4,653	4,530
Net loans and leases held for investment	—	—	1,433,990	1,433,990	1,412,140

Total assets	$146,112	$75,980	$1,433,990	$1,656,082	$1,632,627

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,533,822	$—	$—	$1,533,822	$1,533,822
Time deposits	—	334,164	—	334,164	331,511

Total deposits	1,533,822	334,164	—	1,867,986	1,865,333
Short-term borrowings	—	94,066	—	94,066	96,282
Long-term borrowings	—	20,965	—	20,965	20,994

Total liabilities	$1,533,822	$449,195	$—	$1,983,017	$1,982,609

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,286)	$—	$(1,286)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2013 and December 31, 2012.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2013, impaired loans held for investment had a carrying amount of $66.8 million with a valuation allowance of $3.1 million. At December 31, 2012, impaired loans held for investment had a carrying amount of $45.2 million with a valuation allowance of $208 thousand.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2013, mortgage servicing rights had a carrying amount of $5.7 million with a valuation allowance of $249 thousand. At December 31, 2012, mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $497 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In conjunction with the reduction in the contingent consideration liability for Javers during the nine months ended September 30, 2013, an evaluation of goodwill and other identifiable intangible assets was performed with no indicated impairment.

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

Note 13. Restructuring Charges

During the first quarter of 2013, the Corporation implemented a company-wide restructuring plan which reduced staffing levels by 3.4% and included the announced closure and consolidation of its Silverdale financial service center, effective May 3, 2013, into the Hilltown and Perkasie locations. As a result, the Corporation recorded $539 thousand in restructuring charges during the first quarter of 2013, which consisted of $437 thousand in severance and $102 thousand in fixed asset retirement expenses. These charges are included in restructuring charges, a component of non-interest expense, within the consolidated statement of income. The restructuring involved strategic changes to ensure the Corporation is effectively managing costs, improving efficiencies and evolving the business to meet the need of all its stakeholders.

A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance
Accrued at January 1, 2013	$—
Restructuring charge	437
Payments	(432)
Adjustment of restructuring charge	(5)

Accrued at September 30, 2013	$—

Note 14. Share Repurchase Plans

During 2007, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 643,782 shares of common stock. During the three and nine months ended September 30, 2013, the Corporation repurchased 395,000 shares at a cost of $7.4 million and 540,285 shares at a cost of $9.9 million, respectively. At September 30, 2013, this share repurchase plan was substantially completed and is closed. Total shares outstanding at September 30, 2013 were 16,288,597.

On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding.

Under the new plan:

•	the aggregate number of shares purchased will not exceed 800,000 shares of the Corporation’s common stock;

•	the Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means;

•	the share repurchase program does not obligate the Corporation to acquire any particular amount of common stock; and

•	the program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(Dollars in thousands, except per share data)
Net income	$6,039	$5,770	$269	5%	$16,267	$15,796	$471	3%
Net income per share:
Basic	$0.36	$0.34	$0.02	6	$0.97	$0.94	$0.03	3
Diluted	0.36	0.34	0.02	6	0.97	0.94	0.03	3
Return on average assets	1.07%	1.04%	3BP	3	0.97%	0.96%	1 BP	1
Return on average equity	8.55%	8.19%	36BP	4	7.67%	7.60%	7 BP	1

Net interest income on a tax-equivalent basis for the three months ended September 30, 2013 increased $318 thousand, or 2% compared to the same period in 2012. The third quarter 2013 net interest margin on a tax-equivalent basis was 3.84%, consistent with the third quarter of 2012. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2013 was consistent compared to the same period in 2012. The tax equivalent net interest margin for the nine months ended September 2013 was 3.84% compared to 3.92% for the same period in the prior year.

The provision for loan and lease losses increased by $1.9 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Non-interest income increased $2.3 million, or 22% and $5.8 million, or 19% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Non-interest expense increased $930 thousand, or 5% and $2.9 million, or 5% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Gross loans and leases grew $44.4 million or 3% from December 31, 2012 and deposits increased $23.7 million from December 31, 2012.

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications decreased to $24.0 million at September 30, 2013 from $32.1 million at December 31, 2012 and $30.5 million at September 30, 2012. Nonaccrual loans and leases as a percentage of total loans and leases (held for investment and non-accrual loans held for sale) was 1.57% at September 30, 2013 compared to 2.17% at December 31, 2012 and 2.07% at September 30, 2012. Net loan and lease charge-offs declined by $1.6 million and $902 thousand for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

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

During the third quarter of 2013, the Corporation repurchased 395,000 shares of common stock at a cost of $7.4 million under its 2007 Board approved share repurchase program. At September 30, 2013, this share repurchase plan was substantially completed. Total shares outstanding at September 30, 2013 were 16,288,597. On October 23, 2013, the Corporation’s Board of Directors approved a new share repurchase program for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; despite increases in the first nine months of 2013, interest rates remain at historically low levels, however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2013 and 2012. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Three months ended September 30, 2013 versus 2012

Net interest income on a tax-equivalent basis for the three months ended September 30, 2013 increased $318 thousand, or 2% compared to the same period in 2012. The tax-equivalent net interest margin for the three months ended September 30, 2013 was 3.84%, consistent with the same period in 2012. While the tax-equivalent yield on average interest-earning assets declined 16 basis points for the three months ended September 30, 2013 compared to the same period in the prior year, the rate on interest-bearing liabilities was down 20 basis points compared to the same period. The decline in rate on interest-bearing liabilities was attributable to the Corporation’s decision to redeem its trust preferred securities and terminate the related interest rate swap and an overall decline in rates paid on time and interest bearing deposits.

Nine months ended September 30, 2013 versus 2012

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2013 was consistent with the same period in 2012. The tax-equivalent net interest margin for the nine months ended September 30, 2013 decreased 8 basis points to 3.84% from 3.92% for the nine months ended September 30, 2012. The decline in the year-to-date net interest margin from the comparable period in the prior year was primarily due to the re-investment of maturing and called investment securities into lower yielding investments. In addition, lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment contributed to the decline. Favorable re-pricing of savings accounts, customer repurchase agreements and certificates of deposit, along with maturities of higher yielding certificates of deposit, partially offset the decline in the year-to-date net interest margin.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$30,842	$25	0.32%	$52,214	$45	0.34%
U.S. government obligations	175,753	484	1.09	156,885	508	1.29
Obligations of states and political subdivisions	117,166	1,589	5.38	121,612	1,696	5.55
Other debt and equity securities	186,523	907	1.93	196,026	846	1.72

Total interest-earning deposits and investments	510,284	3,005	2.34	526,737	3,095	2.34

Commercial, financial and agricultural loans	395,251	4,062	4.08	452,531	4,895	4.30
Real estate—commercial and construction loans	590,967	7,071	4.75	525,143	6,804	5.15
Real estate—residential loans	261,586	2,463	3.74	256,297	2,616	4.06
Loans to individuals	42,483	587	5.48	42,991	602	5.57
Municipal loans and leases	147,505	1,875	5.04	129,651	1,748	5.36
Lease financings	69,058	1,610	9.25	59,284	1,415	9.50

Gross loans and leases	1,506,850	17,668	4.65	1,465,897	18,080	4.91

Total interest-earning assets	2,017,134	20,673	4.07	1,992,634	21,175	4.23

Cash and due from banks	39,988			50,875
Reserve for loan and lease losses	(25,404)			(31,365)
Premises and equipment, net	33,157			34,002
Other assets	168,249			168,137

Total assets	$2,233,124			$2,214,283

Liabilities:
Interest-bearing checking deposits	$323,165	46	0.06	$230,462	40	0.07
Money market savings	306,937	73	0.09	331,425	121	0.15
Regular savings	545,134	80	0.06	514,205	187	0.14
Time deposits	294,844	920	1.24	348,675	1,276	1.46

Total time and interest-bearing deposits	1,470,080	1,119	0.30	1,424,767	1,624	0.45

Short-term borrowings	44,516	8	0.07	104,110	33	0.13
Subordinated notes and capital securities	1,569	11	2.78	21,732	301	5.51

Total borrowings	46,085	19	0.16	125,842	334	1.06

Total interest-bearing liabilities	1,516,165	1,138	0.30	1,550,609	1,958	0.50

Demand deposits, non-interest bearing	405,498			346,687
Accrued expenses and other liabilities	31,216			36,815

Total liabilities	1,952,879			1,934,111

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	64,866			61,327
Retained earnings and other equity	124,047			127,513

Total shareholders’ equity	280,245			280,172

Total liabilities and shareholders’ equity	$2,233,124			$2,214,283

Net interest income		$19,535			$19,217

Net interest spread			3.77			3.73
Effect of net interest-free funding sources			0.07			0.11

Net interest margin			3.84%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.04%			128.51%

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$37,730	$106	0.38%	$55,358	$121	0.29%
U.S. government obligations	176,095	1,449	1.10	148,422	1,519	1.37
Obligations of states and political subdivisions	120,435	4,774	5.30	119,634	5,092	5.69
Other debt and equity securities	193,949	2,746	1.89	192,833	3,069	2.13

Total interest-earning deposits and investments	528,209	9,075	2.30	516,247	9,801	2.54

Commercial, financial and agricultural loans	412,233	13,093	4.25	445,301	14,423	4.33
Real estate—commercial and construction loans	570,209	20,575	4.82	529,778	20,741	5.23
Real estate—residential loans	257,170	7,354	3.82	251,035	7,818	4.16
Loans to individuals	42,519	1,784	5.61	43,803	1,856	5.66
Municipal loans and leases	139,827	5,334	5.10	133,557	5,450	5.45
Lease financings	67,860	4,738	9.33	57,708	4,244	9.82

Gross loans and leases	1,489,818	52,878	4.75	1,461,182	54,532	4.99

Total interest-earning assets	2,018,027	61,953	4.10	1,977,429	64,333	4.35

Cash and due from banks	47,242			41,152
Reserve for loan and lease losses	(25,627)			(31,706)
Premises and equipment, net	32,938			34,231
Other assets	166,334			168,485

Total assets	$2,238,914			$2,189,591

Liabilities:
Interest-bearing checking deposits	$277,673	119	0.06	$227,775	138	0.08
Money market savings	318,406	231	0.10	317,390	391	0.16
Regular savings	538,764	234	0.06	505,451	634	0.17
Time deposits	307,134	2,930	1.28	371,056	3,968	1.43

Total time and interest-bearing deposits	1,441,977	3,514	0.33	1,421,672	5,131	0.48

Short-term borrowings	82,318	40	0.06	110,177	295	0.36
Long-term debt	—	—	—	146	4	3.66
Subordinated notes and capital securities	14,319	483	4.51	22,108	906	5.47

Total borrowings	96,637	523	0.72	132,431	1,205	1.22

Total interest-bearing liabilities	1,538,614	4,037	0.35	1,554,103	6,336	0.54

Demand deposits, non-interest bearing	383,514			319,176
Accrued expenses and other liabilities	33,374			38,682

Total liabilities	1,955,502			1,911,961

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	64,756			61,352
Retained earnings and other equity	127,324			124,946

Total shareholders’ equity	283,412			277,630

Total liabilities and shareholders’ equity	$2,238,914			$2,189,591

Net interest income		$57,916			$57,997

Net interest spread			3.75			3.81
Effect of net interest-free funding sources			0.09			0.11

Net interest margin			3.84%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	131.16%			127.24%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three and nine months ended September 30, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended September 30, 2013 Versus 2012			Nine Months Ended September 30, 2013 Versus 2012
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(17)	$(3)	$(20)	$(45)	$30	$(15)
U.S. government obligations	58	(82)	(24)	258	(328)	(70)
Obligations of states and political subdivisions	(58)	(49)	(107)	34	(352)	(318)
Other debt and equity securities	(41)	102	61	18	(341)	(323)

Interest on deposits and investments	(58)	(32)	(90)	265	(991)	(726)

Commercial, financial and agricultural loans	(594)	(239)	(833)	(1,065)	(265)	(1,330)
Real estate—commercial and construction loans	818	(551)	267	1,522	(1,688)	(166)
Real estate—residential loans	54	(207)	(153)	187	(651)	(464)
Loans to individuals	(6)	(9)	(15)	(56)	(16)	(72)
Municipal loans and leases	234	(107)	127	247	(363)	(116)
Lease financings	232	(37)	195	715	(221)	494

Interest and fees on loans and leases	738	(1,150)	(412)	1,550	(3,204)	(1,654)

Total interest income	680	(1,182)	(502)	1,815	(4,195)	(2,380)

Interest expense:
Interest-bearing checking deposits	13	(7)	6	23	(42)	(19)
Money market savings	(7)	(41)	(48)	1	(161)	(160)
Regular savings	10	(117)	(107)	40	(440)	(400)
Time deposits	(180)	(176)	(356)	(645)	(393)	(1,038)

Interest on time and interest-bearing deposits	(164)	(341)	(505)	(581)	(1,036)	(1,617)

Short-term borrowings	(14)	(11)	(25)	(59)	(196)	(255)
Long-term debt	—	—	—	(4)	—	(4)
Subordinated notes and capital securities	(189)	(101)	(290)	(282)	(141)	(423)

Interest on borrowings	(203)	(112)	(315)	(345)	(337)	(682)

Total interest expense	(367)	(453)	(820)	(926)	(1,373)	(2,299)

Net interest income	$1,047	$(729)	$318	$2,741	$(2,822)	$(81)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and nine months ended September 30, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three and nine months ended September 30, 2013 versus 2012

Interest income on a tax-equivalent basis for the three months ended September 30, 2013 decreased $502 thousand, or 2% from the same period in 2012. Interest income on a tax-equivalent basis for the nine months ended September 30, 2013 decreased $2.4 million, or 4% from the same period in 2012. These decreases were primarily due to lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment, along with lower commercial business loan volume. The average rate earned on loans decreased 26 basis points and 24 basis points for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. In addition, the re-investment of maturing and called investment securities into lower yielding investments contributed to the year-to-date decline in interest income. The average rate earned on investment securities and deposits at other banks decreased 24 basis points for the nine months ended September 30, 2013 from the comparable period in 2012. These unfavorable variances were partially offset by growth in lease financings and commercial real estate loans.

Interest Expense

Three and nine months ended September 30, 2013 versus 2012

Interest expense for the three months ended September 30, 2013 decreased $820 thousand, or 42% from the comparable period in 2012. Interest expense for the nine months ended September 30, 2013 decreased $2.3 million, or 36% from the comparable period in 2012. These decreases were mainly due to a decrease in the Corporation’s average cost of deposits of 15 basis points for both the three months and nine months ended September 30, 2013. This was largely attributable to an overall decline in rates paid on time and interest bearing deposits along with maturities of higher yielding certificates of deposits. In addition, the average rate paid on borrowings declined by 90 basis points and 50 basis points for the three and nine months ended September 30, 2013, respectively. This decline primarily resulted from the Corporation’s decision to redeem its trust preferred securities and terminate the related interest rate swap. For the nine months ended September 30, 2013, the Corporation experienced increases in average interest-bearing checking of $49.9 million and regular savings of $33.3 million partially offset by a decrease in average time deposits of $63.9 million. The lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended September 30, 2013 and 2012 was $4.1 million and $2.2 million, respectively. The provision for the nine months ended September 30, 2013 and 2012 was $9.6 million and $7.7 million, respectively. The increase in the provision for both the three and nine months ended September 30, 2013 was primarily attributable to the intra-dependency of collateral and updated assessments of residential building lots securing loans to a common borrower.

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

The following table presents noninterest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Trust fee income	$1,736	$1,625	$111	7%	$5,249	$4,875	$374	8%
Service charges on deposit accounts	1,149	1,122	27	2	3,333	3,301	32	1
Investment advisory commission and fee income	1,536	1,350	186	14	5,048	3,956	1,092	28
Insurance commission and fee income	2,513	2,129	384	18	7,829	6,453	1,376	21
Other service fee income	1,929	1,053	876	83	5,454	3,943	1,511	38
Bank owned life insurance income	1,555	463	1,092	N/M	2,472	2,305	167	7
Other-than-temporary impairment on equity securities	—	(4)	4	N/M	—	(13)	13	N/M
Net gain on sales of securities	1,426	9	1,417	N/M	2,950	291	2,659	N/M
Net gain on mortgage banking activities	935	2,171	(1,236)	(57)	4,047	4,517	(470)	(10)
Net gain ( loss) on sales and dispositions of fixed assets	—	1,321	(1,321)	N/M	(6)	1,312	(1,318)	N/M
Net gain (loss) on sales and write-downs of other real estate owned	198	(621)	819	N/M	450	(1,723)	2,173	N/M
Loss on termination of interest rate swap	—	—	—	—	(1,866)	—	(1,866)	N/M
Other	225	243	(18)	(7)	708	665	43	6

Total noninterest income	$13,202	$10,861	$2,341	22	$35,668	$29,882	$5,786	19

Three and nine months ended September 30, 2013 versus 2012

Non-interest income for the three months ended September 30, 2013 was $13.2 million, an increase of $2.3 million, or 22% from the comparable period in the prior year. Non-interest income for the nine months ended September 30, 2013 was $35.7 million, an increase of $5.8 million or 19% from the comparable period in the prior year. Insurance commission and fee income increased $384 thousand for the three months and $1.4 million for the nine months ended September 30, 2013, primarily a result of the acquisitions of the John T. Fretz Insurance Agency, Inc. on May 1, 2013 and Javers Group on May 31, 2012. Investment advisory commission and fee income increased $186 thousand for the three months and $1.1 million for the nine months ended September 30, 2013 as assets under supervision increased 16% from September 30, 2012. Mortgage servicing income (included in other service fee income) increased $696 thousand for the three months and $868 thousand for the nine months ended September 30, 2013 mainly due to a 36% increase in loans serviced for others from September 2012, along with favorable changes in fair value adjustments on servicing rights. The net gain on sales of securities increased $1.4 million for the three months and $2.7 million for the nine months ended September, 30 2013. The net gain on sales of other real estate owned was $198 thousand for the three months and $450 thousand for the nine months ended September 30, 2013. This compares favorably to a net loss on sales and write-downs of $621 thousand and $1.7 million, respectively, for the comparable periods in the prior year. Excess proceeds from bank owned life insurance death benefits of $1.1 million were recognized during the three months ended September 30, 2013. On a year-to-date basis, $1.1 million in excess proceeds from bank owned life insurance death benefits were recognized in 2013 compared to $989 thousand for the same period in the prior year.

These favorable increases were partially offset by a $1.9 million loss on the termination of an interest rate swap during the second quarter of 2013, which was used as a hedge of trust preferred securities. In addition, the net gain on mortgage banking activities decreased $1.2 million and $470 thousand for the three and nine months ended September 30, 2013 respectively. The increase in interest rates during the second quarter of 2013 contributed to a significant decline in refinance activity, reduced demand for new home purchases and lowered gain on sale margins. Mortgage banking originations declined 39% in the third quarter of 2013 from the second quarter of 2013 and the third quarter of 2012.

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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries and benefits	$9,761	$8,944	$817	9%	$28,980	$28,185	$795	3%
Commissions	2,026	1,884	142	8	6,529	4,939	1,590	32
Net occupancy	1,472	1,445	27	2	4,279	4,241	38	1
Equipment	1,225	1,152	73	6	3,619	3,297	322	10
Marketing and advertising	570	340	230	68	1,432	1,243	189	15
Deposit insurance premiums	381	406	(25)	(6)	1,173	1,279	(106)	(8)
Restructuring charges	(5)	—	(5)	N/M	534	—	534	N/M
Other	4,558	4,887	(329)	(7)	12,964	13,386	(422)	(3)

Total noninterest expense	$19,988	$19,058	$930	5	$59,510	$56,570	$2,940	5

Three months ended September 30, 2013 versus 2012

Non-interest expense for the three months ended September 30, 2013 was $20.0 million, an increase of $930 thousand or 5% from the comparable period in the prior year. Salaries and benefits expenses increased $817 thousand primarily attributable to the Fretz acquisition and performance-based salary and incentive increases. Commission expense increased $142 thousand mainly due to increased production activity and revenues generated in the Corporation’s equipment finance, investment and insurance businesses partially offset by a decline in mortgage banking commissions.

Nine months ended September 30, 2013 versus 2012

Non-interest expense for the nine months ended September 30, 2013 was $59.5 million, an increase of $2.9 million or 5% from the comparable period in the prior year. Salaries and benefits expense increased $795 thousand primarily attributable to the Fretz and Javers acquisitions and performance-based salary and incentive increases. Commission expense increased $1.6 million mainly due to increased production activity and revenues generated in the Corporation’s equipment finance, investment and insurance businesses. Additionally, non-interest expense increased due to restructuring charges of $539 thousand recognized during the first three months of 2013.

Tax Provision

The provision for income taxes for the three months ended September 30, 2013 and 2012 was $1.4 million and $1.8 million, at effective rates of 19% and 24%, respectively. The provision for income taxes for the nine months ended September 30, 2013 and 2012 was $4.6 million and $4.2 million, at effective rates of 22% and 21%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The lower effective rate for the three months ended September 30, 2013 is due to a higher amount of tax exempt income in 2013 primarily due to excess proceeds from bank-owned life insurance death benefits.

Financial Condition

Assets

Total assets decreased $51.8 million from December 31, 2012 primarily due to a decrease in cash and interest-earning deposits, and a decrease in investment securities, partially offset by an increase in loans and leases. The following table presents the assets at the dates indicated:

	At September 30,	At December 31,	Change
(Dollars in thousands)	2013	2012	Amount	Percent
Cash and interest-earning deposits	$79,458	$146,112	$(66,654)	(46)%
Investment securities	462,573	499,579	(37,006)	(7)
Loans held for sale	3,489	4,530	(1,041)	(23)
Loans and leases held for investment	1,526,241	1,481,862	44,379	3
Reserve for loan and lease losses	(24,835)	(24,746)	(89)	—
Premises and equipment, net	33,797	33,222	575	2
Goodwill and other intangibles, net	65,992	62,694	3,298	5
Bank owned life insurance	60,144	61,409	(1,265)	(2)
Accrued interest receivable and other assets	46,137	40,179	5,958	15

Total assets	$2,252,996	$2,304,841	$(51,845)	(2)

Cash and Interest-earning Deposits

Cash and interest-earning deposits at September 30, 2013 decreased $66.7 million from December 31, 2012 primarily due to the growth in loans and leases and the decline in long-term borrowings resulting from the Corporation’s redemption of trust preferred securities.

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

Total investments at September 30, 2013 decreased $37.0 million from December 31, 2012. Sales of $58.1 million, maturities and pay-downs of $31.4 million, calls of $2.1 million and a decline in the net unrealized gain on available-for-sale investment securities of $13.1 million, were partially offset by purchases of $67.0 million. The decline in net unrealized gain on available-for-sale investment securities was primarily due to declines in fair value resulting from the increase in interest rates during the second quarter of 2013.

Loans and Leases

Gross loans and leases held for investment at September 30, 2013 grew by $44.4 million or 3% from December 31, 2012. Commercial-related real estate loans increased $60.0 million and lease financings increased $18.9 million partially offset by a decrease in commercial business loans of $37.6 million. While the longer-term economic outlook remains positive, short-term uncertainty over the direction of fiscal and monetary policy is restraining overall credit demand and the utilization of available credit lines by both businesses and consumers.

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

At September 30, 2013, the recorded investment in loans that were considered to be impaired was $66.8 million. The related reserve for loan losses was $3.1 million. At December 31, 2012, the recorded investment in loans that were considered to be impaired was $45.2 million. The related reserve for loan losses was $208 thousand. Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the nine months ended September 30, 2013 and 2012, interest income that would have been recognized under the original terms for impaired loans was $1.3 million and $1.6 million, respectively. Interest income recognized for the nine months ended September 30, 2013 and 2012 was $604 thousand and $301 thousand, respectively.

The impaired loan balances consisted mainly of commercial real estate, construction and commercial business loans. At September 30, 2013, impaired loans included other accruing impaired loans of $29.0 million. At September 30, 2013, specific reserves of $1.9 million were established for four borrower relationships with principal balances totaling $7.9 million on other accruing impaired loans. In addition, year-to-date impaired loan activity included $10.2 million of loans which were restructured or placed on nonaccrual status, partially offset by the foreclosure of commercial loans totaling $3.5 million, net loan charge-offs on nonaccrual loans of $8.4 million and payments of $5.4 million. Impaired loans at September 30, 2013 included one large shared national credit to a theatre with an outstanding balance of $5.8 million. During the third quarter of 2012, this credit was returned to accruing troubled debt restructured status as the borrower made six consecutive principal and interest payments. At September 30, 2013, the credit was secured with sufficient estimated collateral and therefore, there was no specific reserve on this credit. The theatre continues to be open and operating. In addition, impaired loans at September 30, 2013 included one large credit which went on nonaccrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $9.6 million. During the third quarter of 2013, one of the facilities was sold and proceeds of $2.3 million were applied to the loan. This credit incurred $2.0 million in charge-offs during the third quarter of 2013 primarily attributable to the intra-dependency of collateral and updated assessments of residential building lots securing the loans. There is no specific allowance on this credit, after the noted charge-offs, as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold.

Other real estate owned increased slightly to $1.7 million at September 30, 2013, compared to $1.6 million at December 31, 2012. The year-to-date increase was primarily due to the addition of commercial properties for $3.8 million, offset by the sale of three locations with an associated carrying balance of $3.7 million for a gain of $450 thousand.

Table 3 —   Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012	At September 30, 2012
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$—	$—	$2,599
Loans held for investment:
Commercial, financial and agricultural	3,778	2,842	3,966
Real estate — commercial	9,858	14,340	9,318
Real estate — construction	9,165	13,588	13,614
Real estate — residential	946	976	498
Lease financings	227	386	530

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	23,974	32,132	30,525
Accruing troubled debt restructured loans and lease modifications	14,106	13,457	13,383
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	300	—	321
Real estate — commercial	641	—	—
Real estate — residential	670	54	58
Loans to individuals	299	347	289
Lease financings	44	40	22

Total accruing loans and leases, 90 days or more past due	1,954	441	690

Total non-performing loans and leases	40,034	46,030	44,598
Other real estate owned	1,650	1,607	3,301

Total nonperforming assets	$41,684	$47,637	$47,899

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	1.57%	2.17%	2.07%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	2.62%	3.11%	3.03%
Nonperforming assets / total assets	1.85%	2.07%	2.15%
Allowance for loan and lease losses / loans and leases held for investment	1.63%	1.67%	1.84%
Allowance for loan and lease losses / nonaccrual loans and leases	103.59%	77.01%	97.03%
Allowance for loan and lease losses / nonperforming loans and leases	62.03%	53.76%	64.52%
Allowance for loan and lease losses	$24,835	$24,746	$27,096
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,618	$579	$228

The following table provides additional information on the Corporation’s nonaccrual loans and leases held for investment:

	At September 30,	At December 31,	At September 30,
(Dollars in thousands)	2013	2012	2012
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$23,974	$32,132	$27,926
Nonaccrual loans and leases with partial charge-offs	10,232	8,834	8,508
Life-to-date partial charge-offs on nonaccrual loans and leases	8,475	4,361	7,142
Charge-off rate of nonaccrual loans and leases with partial charge-offs	45.3%	33.1%	45.6%
Specific reserves on impaired loans	$3,096	$208	$690

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at September 30, 2013 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience, loss factors are determined giving consideration to the areas noted in the preceding paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loss factors are updated quarterly and are comprised of losses aggregated over eight quarters. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $321 thousand and $119 thousand at September 30, 2013 and December 31, 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $539 thousand and $652 thousand for the three months ended September 30, 2013 and 2012, respectively and $1.8 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. The Corporation also has goodwill with a net carrying amount of $57.5 million at September 30, 2013 and $56.2 million at December 31, 2012, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. The Corporation completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles during the nine months ended September 30, 2013 and 2012. In conjunction with the reduction in the contingent consideration liability for Javers during the six months ended June 30, 2013, an evaluation of goodwill and other identifiable intangible assets was performed with no indicated impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At September 30, 2013 and December 31, 2012, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is required to hold stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.8 million and $4.1 million at September 30, 2013 and December 31, 2012, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Effective February 28, 2011, the FHLB entered into a Joint Capital Enhancement Agreement with the other 11 Federal Home Loan Banks (collectively, the FHLBanks). The agreement calls for a plan for each FHLBank to build additional retained earnings and enhance capital. On August 5, and August 8, 2011, the Standard & Poor’s Rating Services downgraded the credit ratings of the U.S government and federal agencies, including the FHLB, respectively, from AAA to AA+, with a negative outlook. On June 10, 2013, Standard & Poor’s upgraded its credit outlook for the United States government from “negative” to “stable”. These changes in the credit ratings of the U.S. government and the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. However, based on current information from the FHLB, management believes that if there is any impairment in the FHLB stock, it is temporary. Therefore, at September 30, 2013, the FHLB stock is recorded at cost.

Liabilities

Total liabilities decreased $42.3 million since December 31, 2012 primarily due to a decrease in short-term and long-term borrowings, partially offset by an increase in deposits. The following table presents the liabilities at the dates indicated:

			Change
(Dollars in thousands)	At September 30, 2013	At December 31, 2012	Amount	Percent
Deposits	$1,889,046	$1,865,333	$23,713	1%
Short-term borrowings	46,733	96,282	(49,549)	(51)
Subordinated notes and capital securities	—	20,994	(20,994)	N/M
Accrued expenses and other liabilities	42,463	37,955	4,508	12

Total liabilities	$1,978,242	$2,020,564	$(42,322)	(2)

Deposits

Total deposits increased $23.7 million from December 31, 2012, mainly due to a product change for existing business and municipal customers which resulted in approximately $68.1 million of customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits during the second quarter of 2013. This transfer was partially offset by a decrease in time deposits of $41.7 million.

Borrowings

Short-term borrowings at September 30, 2013, consisted of customer repurchase agreements on an overnight basis; the decrease of $49.5 million from December 31, 2012 was due to the migration of customer accounts to interest bearing deposits as previously discussed. During the second quarter of 2013, the Corporation submitted a redemption notice to the trustee resulting in the redemption of all of the trust preferred securities, with an aggregate principal balance of $20.0 million, issued by Univest Capital Trust I. The Corporation redeemed the trust preferred securities effective July 7, 2013 with settlement on July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2013 decreased $9.5 million since December 31, 2012, primarily due to an increase in treasury stock and an increase in accumulated other comprehensive loss partially offset by an increase in retained earnings.

The following table presents total shareholders’ equity at the dates indicated:

			Change
(Dollars in thousands)	At September 30, 2013	At December 31, 2012	Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	62,060	62,101	(41)	—
Retained earnings	170,937	164,823	6,114	4
Accumulated other comprehensive loss	(13,703)	(6,920)	(6,783)	(98)
Treasury stock	(35,872)	(27,059)	(8,813)	(33)

Total shareholders’ equity	$274,754	$284,277	$(9,523)	(3)

Retained earnings at September 30, 2013 were impacted by the nine months of net income of $16.3 million partially offset by cash dividends declared of $10.0 million. Accumulated other comprehensive loss increased primarily due to declines in the fair value of available-for-sale investment securities, resulting from the increase in interest rates during the second quarter of 2013. Treasury stock increased primarily due to the purchase of 540,285 treasury shares, totaling $9.9 million under its 2007 Board approved share repurchase program partially offset by the issuance of restricted stock.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$253,783	13.73%	$147,918	8.00%	$184,898	10.00%
Bank	235,648	12.91	146,012	8.00	182,515	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	230,494	12.47	73,959	4.00	110,939	6.00
Bank	212,802	11.66	73,006	4.00	109,509	6.00
Tier 1 Capital (to Average Assets):
Corporation	230,494	10.63	86,715	4.00	108,394	5.00
Bank	212,802	9.88	86,121	4.00	107,651	5.00
At December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,504	15.62%	$140,631	8.00%	$175,788	10.00%
Bank	246,861	14.22	138,841	8.00	173,552	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	252,240	14.35	70,315	4.00	105,473	6.00
Bank	225,126	12.97	69,421	4.00	104,131	6.00
Tier 1 Capital (to Average Assets):
Corporation	252,240	11.47	87,934	4.00	109,918	5.00
Bank	225,126	10.31	87,310	4.00	109,137	5.00

On May 14, 2013, the Corporation submitted a redemption notice to the trustee to redeem all of the outstanding capital securities issued by Univest Capital Trust I, with a redemption date of July 7, 2013. This is the primary reason that the Corporation’s regulatory capital ratios declined when comparing September 30, 2013 to December 31, 2012. Additionally, during the second quarter of 2013, the Bank’s subsidiary, Delview, Inc., called its preferred stock of $15.0 million, which qualified as Tier 1 Capital at the Bank as “Qualifying Noncontrolling (Minority) Interests in Consolidated Subsidiaries.” This is the primary reason that the Bank’s regulatory capital ratios declined when comparing September 30, 2013 to December 31, 2012.

At September 30, 2013 and December 31, 2012, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2013, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Corporation and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Corporation and the Bank.

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

The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net interest income over the next twelve months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. The changes to net interest income are shown in the below table at September 30, 2013.

Table 5 — Summary of Interest Rate Simulation

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock—Change in interest rates
+300 basis points	$11,083	15.4%
+200 basis points	7,042	9.8
+100 basis points	3,193	4.4
-100 basis points*	(4,139)	(5.7)

*	Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $468.2 million. At September 30, 2013 and December 31, 2012, there were no outstanding borrowings with the FHLB. At September 30, 2013 and December 31, 2012, the Bank had outstanding short-term letters of credit with the FHLB totaling $5.0 million and $32.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank, maintains federal fund lines with several correspondent banks totaling $82.0 million at September 30, 2013 and December 31, 2012. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2013 and December 31, 2012, the Corporation had no outstanding borrowings under this line.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2013 under its 2007 Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2013	—	$—	—	396,644
August 1 – 31, 2013	—	—	—	396,644
September 1 – 30, 2013	395,000	18.79	395,000	1,644

Total	395,000	$18.79	395,000

1.	Transactions are reported as of trade dates.

2.	The number of shares approved for repurchase under the Corporation’s 2007 Board approved share repurchase program was 643,782. The repurchased shares limit was net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The 2007 Board approved program is deemed to be satisfied and closed.

3.	On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Appendix A of Form DEF14A, filed with the Securities and Exchange Commission (the SEC) on March 9, 2006.

Exhibit 3.2	Amended By-Laws dated September 26, 2007 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on September 27, 2007.

Exhibit 4.1	Univest Corporation of Pennsylvania 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A of Form DEF14A, filed with the SEC on March 15, 2013.

Exhibit 4.2	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 31.1	Certification of William S. Aichele, Chairman and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of William S. Aichele, Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Michael S. Keim, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania (Registrant)

Date: November 8, 2013	/s/ William S. Aichele
William S. Aichele, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	/s/ Michael S. Keim
Michael S. Keim, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)