Form 10-K
period 2013-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2014-03-04
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES   ☐     NO   ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $307,187,493 as of June 30, 2013 based on the June 30, 2013 closing price of the Registrant’s Common Stock of $19.07 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,250,020
(Title of Class)	(Number of shares outstanding at January 31, 2014)

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 15, 2014.

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

General

Univest Corporation of Pennsylvania (the Corporation) is a Pennsylvania corporation organized in 1973 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Corporation owns all of the capital stock of Univest Bank and Trust Co. (the Bank). The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. The Corporation’s and the Bank’s legal headquarters are located at 14 North Main Street, Souderton, PA 18964. The Corporation’s former subsidiary, Univest Delaware, Inc., was dissolved during 2013.

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in the general commercial banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, and Univest Investments, Inc., a full-service broker-dealer and investment advisory firm. Univest Insurance has three offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. In January 2014, the Bank completed the acquisition of Girard Partners, Ltd., a registered investment advisory firm, headquartered in King of Prussia, Pennsylvania with two satellite offices in Virginia and Florida. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation.

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

At December 31, 2013, the Corporation had total assets of $2.2 billion, net loans and leases of $1.5 billion, total deposits of $1.8 billion and total shareholders’ equity of $280.5 million.

Employees

At December 31, 2013, the Corporation and its subsidiaries employed six hundred and twelve (612) persons. None of these employees are covered by a collective bargaining agreement and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where all of our thirty-one retail financial service centers are located. These are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Abington Memorial Hospital, Prudential Insurance, GlaxoSmithKline, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Healthcare Services, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital and Northtec LLC. Unemployment rates at December 2013 were 6% in both Montgomery and Bucks counties, slightly lower than Pennsylvania’s state unemployment rate and the federal unemployment rate of 7%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in the Lehigh Valley and Chester County. These areas currently represent a smaller segment of the Corporation’s market area.

The Corporation ranks sixth in market share in Montgomery County with fifteen financial service centers, eleventh in Bucks County with sixteen financial service centers; with 5% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 7% to 800,000 from the year 2000 to 2012, and is expected to grow 2% through 2017, while Bucks County’s population has grown 5% to 630,000 during the same period, and is expected to grow .7% through 2017, according to SNL Financial. The median age is 41 years and 42 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40 years in Pennsylvania and slightly higher than the median age in the United States of 37 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $74,000 during 2012 for both Montgomery and Bucks Counties and is expected to increase 14% through 2017 for each county, according to SNL Financial. The yearly median income for both counties is well above that of both the Commonwealth of Pennsylvania and the United States of $49,000 and $50,000 during 2012, respectively.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts in Bucks, Montgomery and Chester counties and the Lehigh Valley, as well as other financial institutions outside its primary service area.

In competing with other banks, savings institutions, and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of its service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, insurance companies, leasing companies and mutual funds, compete with certain lending and deposit gathering services offered by the Bank and its subsidiaries, Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc.

Supervision and Regulation

The financial services industry in the United States, particularly entities that are chartered as banks, is highly regulated by federal and state laws that limit the types of businesses in which banks and their holding companies may engage, and which impose significant operating requirements and limitations on banking entities. The discussion below is only a brief summary of some of the significant laws and regulations that affect the Bank and the Corporation, and is not intended to be a complete description of all such laws.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2013. The Corporation must maintain effective internal controls which require an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act).

The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:

•	Centralized responsibility for consumer financial protection by the creation of a new agency, the Consumer Financial Protection Bureau, that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•	Increased the FDIC assessment for depository institutions with assets of $10 billion or more, changed the basis for determining FDIC premiums from insured deposits to consolidated assets less tangible capital; and increased the minimum reserve ratio for the deposit insurance fund to 1.35% by September 30, 2020;

•	Permanently increased the federal deposit insurance coverage to $250 thousand and increased the Securities Investor Protection Corporation protection from $100 thousand to $250 thousand;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Amended the Electronic Funds Transfer Act, “Regulation E” to give the Federal Reserve authority to establish rules to limit debit-card interchange fees and rules regarding overdraft fees;

•	Provided for new disclosures and other requirements relating to executive compensation, proxy access by shareholders and corporate governance;

•	Provided for mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Created a financial stability oversight council responsible for recommending to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

Basel III

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements are effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. The Corporation and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Corporation and the Bank.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB as regulated by the FHLB. In December 2008, the FHLB suspended its dividends and the repurchase of capital stock due to capital compliance requirements. In 2010, the FHLB re-instituted repurchases of excess capital stock. In 2012, the FHLB re-instituted quarterly dividend payments. The FHLB will make decisions on future repurchases of excess capital stock and dividend payments on a quarterly basis. At December 31, 2013, the Bank owned $3.2 million in FHLB capital stock.

The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. Effective April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC implemented a final rule regarding deposit insurance assessments. The rule changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Depositors Insurance Fund (DIF) at 2% of insured deposits. The rule adopted a new assessment rate schedule and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. Nearly all institutions with assets less than $10 billion pay smaller assessments as a result of this rule. The rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are part of the new assessment base. It also created a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term debt issued by another insured depository institution. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

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

The acquisitions included:

•	Girard Partners, Ltd. on January 1, 2014

•	John T. Fretz Insurance Agency, Inc. on May 1, 2013

•	Javers Group on May 31, 2012

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2013 to each shareholder who requests one in writing after March 31, 2014. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 64197, Souderton, PA 18964.

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

Uncertainty in the financial markets and concerns regarding general economic conditions have persisted over the past few years, including the high level of unemployment, lowered home prices and foreclosures in the housing market, financial difficulties experienced by consumers and businesses and the level of national debt. Although general economic trends and market conditions have shown some improvement, the continued economic pressures on consumers and businesses and continued high unemployment rate may adversely affect our business, financial condition, and results of operations.

We cannot predict the effect of recent legislative and regulatory initiatives and they could increase our costs of doing business and adversely affect our results of operations and financial condition.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the regulation of financial institutions and the financial services industry. Included was the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that was formerly performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products and limit our ability to attract and maintain our executive officers, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

In addition, recent government responses to the condition of the global financial markets and the banking industry have, among other things, increased our costs significantly and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured financial institutions, including our Bank up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. Increases in deposit insurance premiums could adversely affect our net income.

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

Our customary sources of capital are, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Such sources of capital may not be available to us on acceptable terms or not available at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Market and Business

The Corporation’s profitability is affected by economic conditions in the Commonwealth of Pennsylvania.

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery and Chester counties and the Lehigh Valley area of Pennsylvania. Because of our geographic concentration, continuation of a slow economic recovery in our region could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. If the slow economic recovery is prolonged, borrowers may be less likely to repay their loans as scheduled. A continued sluggish economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2013, 22% of our deposit base was comprised of noninterest-bearing deposits, of which 17% consisted of business deposits, which are primarily operating accounts for businesses, and 5% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

At December 31, 2013, approximately 82% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

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

We are subject to Federal Reserve Board regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against our Bank under these laws could have a material adverse effect on our results of operations.

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

The Corporation and its subsidiaries occupy forty-three properties in Montgomery, Bucks, Chester and Lehigh counties in Pennsylvania, Prince Georges County in Maryland, Burlington County in New Jersey and Hennepin County in Minnesota, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank, Univest Investments, Inc., and Univest Insurance, Inc. in Souderton, Montgomery County. The Bank has a leased office used by Univest Investments, Inc., Univest Capital, Inc. and for loan production located in Allentown, Lehigh County. The Bank owns an office used by Univest Capital, Inc. and Univest Insurance, Inc. located in West Chester, Chester County. Univest Insurance, Inc. occupies three additional locations, of which one is owned by the Bank, in Lansdale, Montgomery County; and two are leased, one in Upper Marlboro, Prince Georges County in Maryland and one in Delran, Burlington County in New Jersey. Univest Capital, Inc. occupies two additional leased locations, one in Bensalem, Bucks County, and one in Bloomington, Hennepin County in Minnesota. The Bank serves the area through its twenty-nine traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which ten are owned, two are leased and three are buildings owned on leased land; sixteen banking offices are located in Bucks County, of which four are owned, ten are leased and two are buildings owned on leased land. The Bank has two additional regional leased offices, one primarily used for loan production located in Doylestown, Bucks County and one used for corporate banking and wealth management located in West Chester, Chester County.

Additionally, the Bank provides banking and trust services for the residents and employees of twelve retirement home communities. The Bank has nine off-premise automated teller machines, four of which are located in Montgomery County, three in Bucks County, one in Lehigh County and one in Chester County. The Bank provides banking services nationwide through the internet via its website www.univest.net.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2013, the Corporation had 4,062 stockholders.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge), serves as the Corporation’s transfer agent. Broadridge is located at 1155 Long Island Avenue, Edgewood, NY 11717. Shareholders can contact a representative by calling 866-321-8021.

Range of Market Prices of Common Stock and Cash Dividends

The following table shows the high and low closing sale prices of the Corporation’s common stock. The table also presents the cash dividends declared per share for each quarter.

	Market Price		Cash Dividends Declared per
2013	High	Low	Share
January–March	$18.00	$16.26	$0.20
April–June	19.18	16.10	0.20
July–September	20.98	18.50	0.20
October–December	21.48	18.41	0.20
2012
January–March	$17.46	$14.69	$0.20
April–June	17.24	15.17	0.20
July–September	18.68	15.51	0.20
October–December	18.47	15.33	0.20

For a description of regulatory restrictions on the ability of the Corporation and the Bank to pay dividends, see Note 21 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2013, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2008, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Comparison of Cumulative Total Return on

$100 Investment Made on December 31, 2008

Five Year Cumulative Total Return Summary

	2008	2009	2010	2011	2012	2013
Univest Corporation of Pennsylvania	100.00	56.87	64.98	52.29	63.99	80.71
NASDAQ Stock Market (US)	100.00	145.27	171.58	170.25	200.38	280.78
NASDAQ Banks	100.00	83.68	95.51	85.51	101.43	143.66

Equity Compensation Plan Information

The Corporation adopted the shareholder approved 2013 Long-Term Incentive Plan to replace the 2003 Long-Term Incentive Plan which expired during April 2013. The 544,517 unissued common shares under the 2003 Long-Term Incentive Plan expired and are no longer available for future issuance. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees up to 2,000,000 shares of common stock. The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	612,050	$19.41	2,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	612,050	$19.41	2,000,000

The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2013 – Oct. 31, 2013	—	$—	—	800,000
Nov. 1, 2013 – Nov. 30, 2013	—	—	—	800,000
Dec. 1, 2013 – Dec. 31, 2013	—	—	—	800,000

Total	—	—	—

1.	Transactions are reported as of trade dates.
2.	On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Earnings
Interest income	$77,579	$80,654	$85,468	$91,003	$96,359
Interest expense	5,117	8,174	10,728	17,469	28,723

Net interest income	72,462	72,480	74,740	73,534	67,636
Provision for loan and lease losses	11,228	10,035	17,479	21,565	20,886

Net interest income after provision for loan and lease losses	61,234	62,445	57,261	51,969	46,750
Noninterest income	46,784	40,260	34,407	34,418	29,917
Noninterest expense	81,133	76,282	68,010	67,349	65,324

Income before income taxes	26,885	26,423	23,658	19,038	11,343
Income taxes	5,696	5,551	4,776	3,282	563

Net income	$21,189	$20,872	$18,882	$15,756	$10,780

Financial Condition at Year End
Cash and interest-earning deposits	$69,169	$146,112	$107,377	$29,187	$68,597
Investment securities	402,284	499,579	471,165	467,024	420,045
Net loans and leases held for investment	1,516,990	1,457,116	1,416,536	1,440,288	1,401,182
Assets	2,191,559	2,304,841	2,206,839	2,133,893	2,085,421
Deposits	1,844,498	1,865,333	1,749,232	1,686,270	1,564,257
Borrowings	37,256	117,276	137,234	143,865	214,063
Shareholders’ equity	280,506	284,277	272,979	266,224	267,807
Per Common Share Data
Average shares outstanding (in thousands)	16,605	16,761	16,743	16,598	14,347
Earnings per share – basic	$1.28	$1.25	$1.13	$0.95	$0.75
Earnings per share – diluted	1.27	1.24	1.13	0.95	0.75
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	17.22	16.95	16.34	15.99	16.27
Dividends declared to net income	62.70%	64.25%	70.87%	84.31%	109.33%
Profitability Ratios
Return on average assets	0.95%	0.95%	0.89%	0.75%	0.52%
Return on average equity	7.53	7.39	6.91	5.82	4.68
Average equity to average assets	12.62	12.78	12.87	12.92	11.06
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) to loans and leases held for investment	1.51%	2.17%	2.64%	3.07%	2.35%
Nonperforming loans and leases to loans and leases held for investment	2.05	3.11	2.94	3.16	2.65
Net charge-offs to average loans and leases outstanding	0.77	1.03	1.28	1.07	0.63
Allowance for loan and leases losses to total loans and leases held for investment	1.59	1.67	2.07	2.10	1.74
Allowance for loan and leases losses to nonaccrual loans and leases	105.42	77.01	78.18	68.31	74.03
Allowance for loan and leases losses to nonperforming loans and leases	77.53	53.76	70.34	66.48	65.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented within tables are in thousands, except per share data. “BP” equates to “basis points”; “N/M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)

The information contained in this report may contain forward-looking statements, including statements relating to Univest Corporation of Pennsylvania (the Corporation) and its financial condition and results of operations that involve certain risks, uncertainties and assumptions. The Corporation’s actual results may differ materially from those anticipated, expected or projected as discussed in forward-looking statements. A discussion of forward-looking statements and factors that might cause such a difference includes those discussed in Item 1. “Business,” Item 1A. “Risk Factors,” as well as those within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report.

Critical Accounting Policies

The discussion below outlines the Corporation’s critical accounting policies. For further information regarding accounting policies, refer to Note 1, “Summary of Significant Accounting Policies” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the statement of financial position or statement of operations may be required.

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

Management evaluates debt securities for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

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

Valuation of Goodwill and Other Intangible Assets: The Corporation completed an impairment test for goodwill and other intangible assets during the fourth quarter of 2013. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. Goodwill and other assets and liabilities have been allocated to defined reporting units, which are generally the Bank, Univest Investments, Inc. and Univest Insurance. The Corporation’s two-step impairment testing of goodwill is described as follows. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.

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

There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2013 or 2012. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

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

Mortgage Servicing Rights: The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated present value of the cash flows that will be received from servicing the loans over their entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of mortgage servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened mortgage servicing lives may require changes in the value of the servicing rights that have already been recorded to be marked down in the statement of operations of the servicing company. This may cause a material change in reported operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

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

Benefit Plans: The Corporation has a retirement plan that it provides as a benefit to employees hired before December 8, 2009 and former employees who were also hired before December 8, 2009 and met the plan’s vesting requirements. The Corporation also provides supplemental retirement plans that it provides as a benefit to certain current and former executives. Determining the adequacy of the funding of these plans requires estimates of future salary rate increases, of long-term rates of investment return, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s results of operations or statement of financial condition.

Stock-Based Compensation: The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation grants both fixed and variable (performance-based) restricted stock. The performance-based restricted stock awards vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. The fair value of fixed restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the performance-based restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period adjusted for a probability factor of achieving the performance goals.

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

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; despite increases beginning in the second quarter of 2013, interest rates remain at historically low levels, however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

				Amount of Change		Percent Change
	For the Years Ended December 31,			2013 to	2012 to	2013 to	2012 to
(Dollars in thousands, except per share data)	2013	2012	2011	2012	2011	2012	2011
Net income	$21,189	$20,872	$18,882	$317	$1,990	2%	11%
Net income per share:
Basic	$1.28	$1.25	$1.13	$0.03	$0.12	2	11
Diluted	1.27	1.24	1.13	0.03	0.11	2	10
Return on average assets	0.95%	0.95%	0.89%	0 BP	6 BP	—	7
Return on average equity	7.53	7.39	6.91	14 BP	48 BP	2	7

2013 versus 2012

The 2013 results compared to 2012 include the following significant components:

•	Net interest income on a tax-equivalent basis of $77.2 million for 2013 was consistent with 2012. The net interest margin on a tax-equivalent basis decreased 8 basis points to 3.81% for 2013 from 3.89% for 2012.

•	The provision for loan and lease losses for 2013 was $11.2 million, an increase of $1.2 million, or 12% compared to 2012.

•	Noninterest income for 2013 was $46.8 million, an increase of $6.5 million, or 16% compared to 2012. Noninterest expense for 2013 was $81.1 million, an increase of $4.9 million, or 6% compared to 2012.

•	Gross loans and leases held for investment grew $59.6 million, or 4% from December 31, 2012. Deposits declined $20.8 million, or 1% from December 31, 2012.

•	Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased $8.9 million to $23.2 million at December 31, 2013 from $32.1 million at December 31, 2012. Nonaccrual loans and leases as a percentage of total loans and leases held for investment was 1.51% at December 31, 2013 compared to 2.17% at December 31, 2012. Net loan and lease charge-offs of $11.5 million for 2013 were down $3.7 million compared to $15.2 million for 2012. Charge-offs occurred primarily in the commercial real estate and commercial, financial and agricultural categories.

During the nine months ended September 30, 2013, the Corporation repurchased 540,285 shares of common stock at a cost of $9.9 million under its 2007 Board approved share repurchase program. At September 30, 2013, this share repurchase plan was substantially completed. On October 23, 2013, the Corporation’s Board of Directors approved a new share repurchase program for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. The Corporation did not repurchase any shares under the 2013 plan during the three months ended December 31, 2013. At December 31, 2013, total shares outstanding were 16,287,812.

2012 versus 2011

The 2012 results compared to 2011 include the following significant components:

•	Net interest income on a tax-equivalent basis for 2012 was $77.3 million, a decrease of $2.4 million, or 3% compared to 2011. The net interest margin on a tax-equivalent basis decreased 26 basis points to 3.89% for 2012 from 4.15% for 2011.

•	The provision for loan and lease losses for 2012 was $10.0 million, a decrease of $7.4 million, or 43% compared to 2011. The decline was primarily the result of migration and resolution of loans through the loan workout process and a decrease in loss factors for commercial real estate loans.

•	Noninterest income for 2012 was $40.3 million, an increase of $5.9 million, or 17% compared to 2011. Noninterest expense for 2012 was $76.3 million, an increase of $8.3 million, or 12% compared to 2011.

•	Gross loans and leases held for investment grew $35.5 million, or 3% from December 31, 2011 and deposits grew $116.1 million, or 7% from December 31, 2011.

•	Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased $6.1 million to $32.1 million at December 31, 2012 from $38.2 million at December 31, 2011. Nonaccrual loans and leases as a percentage of total loans and leases held for investment was 2.17% at December 31, 2012 compared to 2.64% at December 31, 2011. Net loan and lease charge-offs were $15.2 million for 2012 compared to $18.5 million for 2011. Charge-offs occurred primarily in the commercial, financial and agricultural and commercial real estate categories.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

Acquisitions

Girard Partners, Ltd.

On December 19, 2013, the Corporation entered into an agreement to acquire Girard Partners, Ltd., a registered investment advisory firm with more than $500 million in assets under management. The Corporation completed the acquisition on January 27, 2014. With the acquisition, the Corporation will increase its assets under management to $3.0 billion and expand its advisory capabilities. The Corporation paid $5.6 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018 based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $5.6 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.4 million cumulative over the next five years. As a result of the Girard Partners, Ltd. acquisition, the Corporation recorded goodwill of $6.9 million (inclusive of the contingent consideration) and customer related intangibles of $4.5 million.

John T. Fretz Insurance Agency, Inc.

On May 1, 2013, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of John T. Fretz Insurance Agency, Inc., a full-service property and casualty insurance agency providing solutions to both personal and commercial clients. The acquisition expands the Corporation’s insurance business and increases its market share in its core market. The Corporation paid $2.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending April 30, 2016 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $454 thousand in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the next three years. As a result of the acquisition, the Corporation recorded goodwill of $1.3 million (inclusive of the contingent consideration) and customer related intangibles of $1.3 million.

Javers Group

On May 31, 2012, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of the Javers Group, a full-service employee benefits agency that specializes in comprehensive human resource management, payroll and administrative services to businesses with 50 to 1,000 employees. The acquisition expanded the Corporation’s insurance and employee benefits business and further diversified its solutions to include human resource consulting services and technology. The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending June 30, 2015 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $842 thousand in other liabilities. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015. As a result of the acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of contingent consideration) and customer related intangibles of $989 thousand. The Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of December 31, 2013, the fair value of this contingent consideration liability is $0.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances; the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2013 compared to 2012 and for the year ended December 31, 2012 compared to 2011. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Table 1 — Average Balances and Interest Rates – Tax-Equivalent Basis

	For the Years Ended December 31,
	2013			2012			2011
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning deposits with other banks	$46,469	$126	0.27%	$52,387	$164	0.31%	$44,696	$116	0.26%
U.S. government obligations	172,414	1,870	1.08	154,715	2,038	1.32	145,253	2,366	1.63
Obligations of states and political subdivisions	118,235	6,263	5.30	119,993	6,669	5.56	111,722	6,875	6.15
Other debt and equity securities	189,040	3,562	1.88	195,765	3,913	2.00	172,238	5,697	3.31

Total interest-earning deposits and investments	526,158	11,821	2.25	522,860	12,784	2.45	473,909	15,054	3.18

Commercial, financial and agricultural loans	403,993	16,958	4.20	445,883	19,367	4.34	428,222	19,721	4.61
Real estate-commercial and construction loans	577,230	27,546	4.77	530,633	27,550	5.19	541,073	29,152	5.39
Real estate-residential loans	261,704	9,896	3.78	253,486	10,373	4.09	246,102	10,740	4.36
Loans to individuals	42,339	2,392	5.65	43,562	2,480	5.69	42,760	2,433	5.69
Municipal loans and leases	145,463	7,360	5.06	133,212	7,231	5.43	129,880	7,471	5.75
Lease financings	68,622	6,381	9.30	58,672	5,709	9.73	60,042	5,856	9.75

Gross loans and leases	1,499,351	70,533	4.70	1,465,448	72,710	4.96	1,448,079	75,373	5.21

Total interest-earning assets	2,025,509	82,354	4.07	1,988,308	85,494	4.30	1,921,988	90,427	4.70

Cash and due from banks	32,854			49,362			41,028
Reserve for loan and lease losses	(25,519)			(30,771)			(33,152)
Premises and equipment, net	33,197			34,079			34,376
Other assets	165,292			167,515			158,548

Total assets	$2,231,333			$2,208,493			$2,122,788

Liabilities:
Interest-bearing checking deposits	$286,487	164	0.06	$230,031	177	0.08	$206,830	238	0.12
Money market savings	319,958	314	0.10	330,839	509	0.15	299,299	701	0.23
Regular savings	536,701	313	0.06	510,005	790	0.15	482,064	1,468	0.30
Time deposits	299,792	3,795	1.27	363,225	5,162	1.42	408,638	6,576	1.61

Total time and interest-bearing deposits	1,442,938	4,586	0.32	1,434,100	6,638	0.46	1,396,831	8,983	0.64

Short-term borrowings	72,211	48	0.07	108,023	326	0.30	106,280	332	0.31
Long-term debt	—	—	—	109	4	3.67	5,000	190	3.80
Subordinated notes and capital securities	10,710	483	4.51	21,921	1,206	5.50	23,425	1,223	5.22

Total borrowings	82,921	531	0.64	130,053	1,536	1.18	134,705	1,745	1.30

Total interest-bearing liabilities	1,525,859	5,117	0.34	1,564,153	8,174	0.52	1,531,536	10,728	0.70

Demand deposits, noninterest-bearing	390,420			327,576			284,850
Accrued expenses and other liabilities	33,515			34,478			33,147

Total liabilities	1,949,794			1,926,207			1,849,533

Shareholders’ Equity:
Common stock	91,332			91,332			91,332
Additional paid-in capital	64,874			64,517			61,457
Retained earnings and other equity	125,333			126,437			120,466

Total shareholders’ equity	281,539			282,286			273,255

Total liabilities and shareholders’ equity	$2,231,333			$2,208,493			$2,122,788

Net interest income		$77,237			$77,320			$79,699

Net interest spread			3.73			3.78			4.00
Effect of net interest-free funding sources			0.08			0.11			0.15

Net interest margin			3.81%			3.89%			4.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	132.75%			127.12%			125.49%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2013, 2012, and 2011 have been calculated using the Corporation’s federal applicable rate of 35.0%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest for the year ended December 31, 2013 compared to 2012 and for the year ended December 31, 2012 compared to 2011, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2013 Versus 2012			For the Years Ended December 31, 2012 Versus 2011
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(18)	$(20)	$(38)	$23	$25	$48
U.S. government obligations	222	(390)	(168)	146	(474)	(328)
Obligations of states and political subdivisions	(97)	(309)	(406)	485	(691)	(206)
Other debt and equity securities	(128)	(223)	(351)	700	(2,484)	(1,784)

Interest on deposits and investments	(21)	(942)	(963)	1,354	(3,624)	(2,270)

Commercial, financial and agricultural loans	(1,793)	(616)	(2,409)	809	(1,163)	(354)
Real estate-commercial and construction loans	2,318	(2,322)	(4)	(548)	(1,054)	(1,602)
Real estate-residential loans	328	(805)	(477)	314	(681)	(367)
Loans to individuals	(71)	(17)	(88)	47	—	47
Municipal loans and leases	640	(511)	129	187	(427)	(240)
Lease financings	933	(261)	672	(135)	(12)	(147)

Interest and fees on loans and leases	2,355	(4,532)	(2,177)	674	(3,337)	(2,663)

Total interest income	2,334	(5,474)	(3,140)	2,028	(6,961)	(4,933)

Interest expense:
Interest-bearing checking deposits	39	(52)	(13)	26	(87)	(61)
Money market savings	(17)	(178)	(195)	67	(259)	(192)
Regular savings	35	(512)	(477)	80	(758)	(678)
Time deposits	(852)	(515)	(1,367)	(686)	(728)	(1,414)

Interest on time and interest-bearing deposits	(795)	(1,257)	(2,052)	(513)	(1,832)	(2,345)

Short-term borrowings	(84)	(194)	(278)	5	(11)	(6)
Long-term debt	(4)	—	(4)	(180)	(6)	(186)
Subordinated notes and capital securities	(535)	(188)	(723)	(81)	64	(17)

Interest on borrowings	(623)	(382)	(1,005)	(256)	47	(209)

Total interest expense	(1,418)	(1,639)	(3,057)	(769)	(1,785)	(2,554)

Net interest income	$3,752	$(3,835)	$(83)	$2,797	$(5,176)	$(2,379)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the years ended December 31, 2013, 2012, and 2011 have been calculated using the Corporation’s federal applicable rate of 35.0%.

2013 versus 2012

Net interest income on a tax-equivalent basis of $77.2 million for the year ended December 31, 2013 was consistent with 2012. The tax-equivalent net interest margin for the year ended December 31, 2013 decreased 8 basis points to 3.81% from 3.89% for 2012. The decline in net interest margin from the comparable period in the prior year was primarily due to lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment. Additionally, the re-investment of maturing and called investment securities into lower yielding investments contributed to the decline. Favorable re-pricing of savings accounts and certificates of deposit, along with maturities of higher yielding certificates of deposit and the redemption of the trust preferred securities and termination of the related interest rate swap partially offset the decline in the net interest margin.

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

Interest Income

2013 versus 2012

Interest income on a tax-equivalent basis for the year ended December 31, 2013 was $82.4 million, a decrease of $3.1 million, or 4% from 2012. The decrease was primarily due to lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment, along with lower commercial business loan outstandings. The average rate earned on loans decreased 26 basis points for the year ended December 31, 2013 from the same period in 2012. In addition, the re-investment of maturing and called investment securities into lower yielding investments contributed to the decline in interest income. The average rate earned on investment securities and deposits at other banks decreased 20 basis points for the year ended December 31, 2013 compared to the same period in 2012. These unfavorable variances were partially offset by growth in lease financings and commercial real estate loans.

2012 versus 2011

Interest income on a tax-equivalent basis for the year ended December 31, 2012 was $85.5 million, a decrease of $4.9 million, or 6% from 2011. This decrease was primarily due to a 73 basis point decrease in the average rate earned on investment securities and deposits at other banks as well as a 25 basis point decrease in the average rate earned on loans. The decline in interest income on investment securities and deposits at other banks of $2.3 million for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to maturities, pay-downs and calls of investment securities and their replacement with lower yielding investments due to the lower interest rate environment. Interest and fees on loans and leases declined by $2.7 million during the year ended December 31, 2012 compared to the same period in 2011. The Corporation experienced decreases in the average rates on commercial real estate, construction, commercial business and residential loans. These decreases were mostly attributable to the lower interest rate environment and increased refinancing activity. These unfavorable variances were offset by growth of commercial business loans.

Interest Expense

2013 versus 2012

Interest expense for the year ended December 31, 2013 was $5.1 million, a decrease of $3.1 million, or 37% from 2012. This decrease was mainly due to a decrease in the Corporation’s average cost of deposits of 14 basis points for the year ended December 31, 2013 from the same period in 2012. This was largely attributable to an overall decline in rates paid on time and interest-bearing deposits along with maturities of higher yielding certificates of deposits. In addition, the average rate paid on borrowings declined by 54 basis points for the year ended December 31, 2013. This decline primarily resulted from the Corporation’s decision in the second quarter of 2013 to redeem its trust preferred securities and terminate the related interest rate swap. For the year ended December 31, 2013, the Corporation experienced increases in average interest-bearing checking of $56.5 million and regular savings of $26.7 million partially offset by decreases in average time deposits of $63.4 million and money market savings of $10.9 million. The lower interest rate environment has resulted in a shift in customer deposits from time deposits to savings and interest-bearing checking accounts.

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

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2013, 2012, and 2011 was $11.2 million, $10.0 million and $17.5 million, respectively. The decrease in the provision during 2012 compared to 2011 was primarily the result of migration and resolution of loans through the loan workout process and a decrease in loss factors for commercial real estate loans.

Noninterest Income

Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gain (loss) on sales and dispositions of fixed assets, net gains (losses) on interest rate swaps, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	For the Years Ended			$ Change		% Change
	December 31,			2013 to	2012 to	2013 to	2012 to
(Dollars in thousands)	2013	2012	2011	2012	2011	2012	2011
Trust fee income	$7,303	$6,777	$6,344	$526	$433	8%	7%
Service charges on deposit accounts	4,451	4,429	5,057	22	(628)	—	(12)
Investment advisory commission and fee income	6,817	5,363	5,373	1,454	(10)	27	—
Insurance commission and fee income	10,220	8,531	7,733	1,689	798	20	10
Other service fee income	7,390	5,855	5,240	1,535	615	26	12
Bank owned life insurance income	2,968	2,670	1,668	298	1,002	11	60
Other-than-temporary impairment on equity securities	—	(13)	(16)	13	3	N/M	19
Net gain on sales of securities	3,389	305	1,417	3,084	(1,112)	N/M	(78)
Net gain on mortgage banking activities	4,523	6,088	1,868	(1,565)	4,220	(26)	N/M
Loss on termination of interest rate swap	(1,866)	—	—	(1,866)	—	N/M	—
Net (loss) gain on sales and dispositions of fixed assets	(6)	1,257	(12)	(1,263)	1,269	N/M	N/M
Net gain (loss) on sales and write-downs of other real estate owned	626	(1,904)	(798)	2,530	(1,106)	N/M	N/M
Other	969	902	533	67	369	7	69

Total noninterest income	$46,784	$40,260	$34,407	$6,524	$5,853	16	17

2013 versus 2012

Noninterest income for the year ended December 31, 2013 was $46.8 million, an increase of $6.5 million, or 16% compared to 2012. Insurance commission and fee income increased $1.7 million for the year ended December 31, 2013, 2013, primarily a result of the acquisitions of the John T. Fretz Insurance Agency, Inc. on May 1, 2013 and Javers Group on May 31, 2012. Investment advisory commission and fee income increased $1.5 million as assets under supervision increased 22%, predominately market driven, over December 31, 2012. Mortgage servicing income (included in other service fee income) increased $1.5 million mainly due to a 24% increase in loans serviced for others from December 31, 2012. The increase in loans serviced for others resulted from mortgage banking funded loans exceeding paydowns. The net gain on sales of other real estate owned was $626 thousand for the year ended December 31, 2013. This compares favorably to a net loss on sales and write-downs of other real estate owned of $1.9 million for the year ended December 31, 2012. The net gain on sales of securities increased $3.1 million for the year ended December, 31 2013.The increase in the gain was primarily due to favorable market conditions which led to higher treasury rates in 2013. The sale of available-for-sale investment securities during the year ended December 31, 2013 and 2012 amounted to $76.4 million and $57.2 million, respectively, and consisted primarily of U.S. government agency bonds.

These favorable increases were partially offset by a $1.9 million loss on the termination of an interest rate swap during the second quarter of 2013, which was used as a hedge of trust preferred securities. The Corporation saved approximately $600 thousand in interest expense during 2013 and expects to save approximately $1.1 million annually thereafter over what would have been the remaining term of the trust preferred securities and related interest rate swap. In addition, the net gain on mortgage banking activities decreased $1.6 million for the year ended December 31, 2013. The increase in interest rates beginning in the second quarter of 2013 contributed to a significant decline in refinance activity and lowered gain on sale margins. Mortgage banking funded loan volume declined 18% for the year ended December 31, 2013, from the comparable period in 2012.

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

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commission, equipment and occupancy expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.

The following table presents noninterest expense for the periods indicated:

	For the Years Ended			$ Change		% Change
	December 31,			2013 to	2012 to	2013 to	2012 to
(Dollars in thousands)	2013	2012	2011	2012	2011	2012	2011
Salaries and benefits	$39,522	$37,306	$33,124	$2,216	$4,182	6%	13%
Commissions	8,512	6,981	5,106	1,531	1,875	22	37
Net occupancy	5,869	5,716	5,782	153	(66)	3	(1)
Equipment	4,865	4,486	4,002	379	484	8	12
Marketing and advertising	1,948	1,725	1,760	223	(35)	13	(2)
Deposit insurance premiums	1,553	1,689	2,039	(136)	(350)	(8)	(17)
Restructuring charges	534	—	—	534	—	N/M	—
Other	18,330	18,379	16,197	(49)	2,182	—	13

Total noninterest expense	$81,133	$76,282	$68,010	$4,851	$8,272	6	12

2013 versus 2012

Noninterest expense for the year ended December 31, 2013 was $81.1 million, an increase of $4.9 million or 6% compared to 2012. Salaries and benefits expense increased $2.2 million primarily attributable to the Fretz and Javers acquisitions, higher health insurance costs and performance-based salary and incentive increases. Commission expense increased $1.5 million mainly due to increased production activity and revenues generated in the Corporation’s equipment finance, investment and insurance businesses. Additionally, non-interest expense increased due to restructuring charges of $534 thousand recognized during the first quarter of 2013 consisting of severance and fixed asset retirement expenses.

2012 versus 2011

Noninterest expense for the year ended December 31, 2012 was $76.3 million, an increase of $8.3 million or 12% compared to 2011. Salaries and benefits increased $4.2 million for the year ended December 31, 2012 as compared to 2011 mainly due to performance-based salary increases and additional staff hired to support revenue generation, including staff from the Javers acquisition. Commission expense increased $1.9 million primarily due to increased mortgage banking activities and the Javers acquisition. Additionally, non-interest expense increased due to higher loan workout, legal, employment services and equipment expenses. The year-to-date increases were partially offset by a decline in deposit insurance premiums of $350 thousand mainly due to the amended assessment calculation requirement through the FDIC rule implemented April 1, 2011. The payment was formerly based on deposits whereas the rule change bases the payment on the average consolidated total assets less average tangible equity.

Tax Provision

The provision for income taxes was $5.7 million, $5.6 million and $4.8 million for the years ended December 31, 2013, 2012, and 2011, respectively at effective rates of 21%, 21% and 20%, respectively. The effective tax rates reflect tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

ASSETS

The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Cash and interest-earning deposits	$69,169	$146,112	$(76,943)	(53)%
Investment securities	402,284	499,579	(97,295)	(19)
Loans held for sale	2,267	4,530	(2,263)	(50)
Loans and leases held for investment	1,541,484	1,481,862	59,622	4
Reserve for loan and lease losses	(24,494)	(24,746)	252	1
Premises and equipment, net	34,129	33,222	907	3
Goodwill and other intangibles, net	65,695	62,694	3,001	5
Bank owned life insurance	60,637	61,409	(772)	(1)
Accrued interest receivable and other assets	40,388	40,179	209	1

Total assets	$2,191,559	$2,304,841	$(113,282)	(5)

Cash and Interest-earning Deposits

Cash and interest-earning deposits at December 31, 2013 decreased $76.9 million from December 31, 2012 primarily due to the growth in loans and leases of $59.6 million and the decline in long-term borrowings resulting from the Corporation’s redemption of trust preferred securities for $20.6 million.

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

Total investments at December 31, 2013 decreased $97.3 million from December 31, 2012. Sales of $76.4 million, maturities and pay-downs of $45.1 million, calls of $43.1 million and declines in the fair value of available-for-sale investment securities of $15.1 million, were partially offset by purchases of $81.7 million. The declines in the fair value of available-for-sale investment securities were primarily due to the increase in interest rates beginning during the second quarter of 2013.

Table 3 — Investment Securities

The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2013	2012	2011
U.S. treasuries	$4,708	$4,938	$2,525
U.S. government corporations and agencies	128,148	172,142	154,264
State and political subdivisions	107,657	122,168	117,005
Residential mortgage-backed securities	35,480	90,740	78,801
Collateralized mortgage obligations	7,201	27,012	61,464
Corporate bonds	99,843	74,859	50,571
Money market mutual funds	16,900	4,878	3,851
Equity securities	2,347	2,842	2,684

Total investment securities	$402,284	$499,579	$471,165

Table 4 — Investment Securities (Yields)

The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; therefore, the stated yield may not be recognized in future periods. Equity securities and money market mutual funds have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2013 Amount	2013 Yield	2012 Amount	2012 Yield	2011 Amount	2011 Yield
1 Year or less	$18,740	2.04%	$9,234	2.00%	$13,369	1.13%
After 1 Year to 5 Years	190,574	1.32	225,632	1.40	205,123	1.79
After 5 Years to 10 Years	82,271	2.61	85,282	2.36	39,666	3.53
After 10 Years	91,452	3.42	171,711	3.27	206,473	3.62
No stated maturity	19,247	0.18	7,720	0.76	6,534	0.77

Total	$402,284	2.04	$499,579	2.21	$471,165	2.71

Loans and Leases

Gross loans and leases held for investment at December 31, 2013 grew $59.6 million from December 31, 2012. Commercial-related real estate loans increased $70.2 million and lease financings increased $22.1 million as economic conditions slowly improved. These increases were partially offset by a decrease in commercial business loans of $45.6 million. While the longer-term economic outlook remains positive, household income and spending levels continue to remain stagnant. In the short-term, the Corporation anticipates that this will restrain overall credit demand and the utilization of available credit lines by both businesses and consumers.

At December 31, 2013, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5 — Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial, financial and agricultural	$422,816	$468,421	$477,662	$457,671	$447,495
Real estate — commercial	600,353	530,122	514,953	496,357	467,320
Real estate — construction	90,493	91,250	90,397	139,958	112,259
Real estate — residential	281,828	264,432	245,204	251,057	266,622
Loans to individuals	40,000	43,780	44,965	44,087	46,761
Lease financings	105,994	83,857	73,225	82,056	85,523

Total loans and leases held for investment, net of deferred income	$1,541,484	$1,481,862	$1,446,406	$1,471,186	$1,425,980

Table 6 — Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2013:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due after Five Years
Commercial, financial and agricultural	$422,816	$248,337	$131,074	$43,405
Real estate — commercial	600,353	164,021	279,191	157,141
Real estate — construction	90,493	42,107	22,212	26,174
Real estate — residential	281,828	119,758	43,127	118,943
Loans to individuals	40,000	19,469	10,473	10,058
Leases financings	105,994	36,800	69,019	175

Total gross loans and leases held for investment	$1,541,484	$630,492	$555,096	$355,896

Loans and leases with fixed predetermined interest rates	$777,030	$116,377	$418,132	$242,521
Loans and leases with variable or floating interest rates	764,454	514,115	136,964	113,375

Total gross loans and leases held for investment	$1,541,484	$630,492	$555,096	$355,896

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

At December 31, 2013, the recorded investment in loans that were considered to be impaired was $58.3 million. The related reserve for loan losses was $3.0 million. At December 31, 2012, the recorded investment in loans that were considered to be impaired was $45.2 million. The related reserve for loan losses was $208 thousand. Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2013, 2012 and 2011, interest income that would have been recognized under the original terms for impaired loans was $1.7 million, $2.2 million and $2.6 million, respectively. Interest income recognized for the years ending December 31, 2013, 2012 and 2011, was $1.2 million, $552 thousand and $261 thousand, respectively.

The impaired loan balances consisted mainly of commercial real estate, construction and commercial business loans. At December 31, 2013, impaired loans included other accruing impaired loans of $27.5 million. At December 31, 2013, specific reserves of $1.6 million were established for three borrower relationships with principal balances totaling $2.6 million on other accruing impaired loans. In addition, year-to-date impaired loan activity included loans which were placed on nonaccrual status or restructured of $12.8 million, partially offset by the foreclosure of commercial loans totaling $3.5 million, net loan charge-offs on nonaccrual loans of $11.2 million and payments of $12.2 million. Accruing troubled debt restructured loans decreased to $7.9 million at December 31, 2013 from $13.5 million at December 31, 2012. The decrease of $5.6 million in accruing troubled debt restructured loans was primarily due to the payoff in December 2013 of a large shared national commercial real estate credit with an outstanding principal balance of $5.8 million. Impaired loans at December 31, 2013 included one large credit which went on nonaccrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $9.6 million. During the third quarter of 2013, one of the facilities was sold and proceeds of $2.3 million were applied to the loan. This credit incurred $2.0 million in charge-offs during the third quarter of 2013 primarily attributable to updated assessments of residential building lots securing the loans. There is no specific allowance on this credit, after the noted charge-offs, as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold.

Other real estate owned increased slightly to $1.7 million at December 31, 2013, compared to $1.6 million at December 31, 2012. The increase was primarily due to the addition of commercial properties for $3.8 million, offset by the sale of four locations with an associated carrying balance of $3.7 million for a gain of $626 thousand. For the years ended December 31, 2012 and 2011, the net loss on sales and write-downs of other real estate owned was $1.9 million and $798 thousand, respectively.

Table 7 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$4,253	$2,842	$4,614	$7,627	$3,275
Real estate — commercial	8,091	14,340	18,085	17,750	3,482
Real estate — construction	9,159	13,588	14,479	17,307	25,395
Real estate — residential	1,402	976	191	1,625	572
Loans to individuals	—	—	—	21	—
Leases financings	330	386	838	902	774

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	23,235	32,132	38,207	45,232	33,498
Accruing troubled debt restructured loans and lease modifications, not included above	7,943	13,457	3,893	550	3,611
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	12	—	—	—	134
Real estate — commercial	—	—	—	—	—
Real estate — residential	23	54	117	314	273
Loans to individuals	319	347	204	382	319
Leases financings	59	40	44	—	—

Total accruing loans and leases, 90 days or more past due	413	441	365	696	726

Total non-performing loans and leases	31,591	46,030	42,465	46,478	37,835
Other real estate owned	1,650	1,607	6,600	2,438	3,428

Total non-performing assets	$33,241	$47,637	$49,065	$48,916	$41,263

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.51%	2.17%	2.64%	3.07%	2.35%
Nonperforming loans and lease / loans and leases held for investment	2.05	3.11	2.94	3.16	2.65
Nonperforming assets / total assets	1.52	2.07	2.22	2.29	1.98
Allowance for loan and lease losses / loans and leases held for investment	1.59	1.67	2.07	2.10	1.74
Allowance for loan and lease losses / nonaccrual loans and leases	105.42	77.01	78.18	68.31	74.03
Allowance for loan and lease losses / nonperforming loans and leases	77.53	53.76	70.34	66.48	65.54
Allowance for loan and lease losses	$24,494	$24,746	$29,870	$30,898	$24,798
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,583	$579	$8,551	$1,155	$575

The following table provides additional information on the Corporation’s nonaccrual loans:

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$23,235	$32,132	$38,207	$45,232
Nonaccrual loans and leases with partial charge-offs	8,958	8,834	9,399	10,527
Life-to-date partial charge-offs on nonaccrual loans and leases	9,120	8,999	10,040	5,497
Charge-off rate of nonaccrual loans and leases with partial charge-offs	50.4%	50.5%	51.6%	34.3%
Specific reserves on impaired loans	$2,963	$208	$1,253	$1,623

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends and the volume, growth, and composition of the loan portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience and qualitative factors, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loss factors are updated quarterly. Historical loss experience is comprised of losses aggregated over eight quarters. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management’s evaluation of the loan or lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan and lease will not be realized. Certain impaired loans are reported at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, or for certain impaired loans, at the present value of expected future cash flows using the loan’s initial effective interest rate.

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

Table 8 — Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Average amount of loans and leases outstanding	$1,499,351	$1,465,448	$1,448,079	$1,442,085	$1,453,174
Loan and lease loss reserve at beginning of period	$24,746	$29,870	$30,898	$24,798	$13,118
Charge-offs:
Commercial, financial and agricultural loans	3,213	9,974	6,784	3,436	4,116
Real estate loans	8,974	4,959	10,435	10,573	2,167
Loans to individuals	641	578	968	883	1,470
Lease financings	791	1,224	1,516	2,213	2,695

Total charge-offs	13,619	16,735	19,703	17,105	10,448

Recoveries:
Commercial, financial and agricultural loans	320	484	318	129	332
Real estate loans	1,130	401	213	772	33
Loans to individuals	174	130	174	227	434
Lease financings	515	561	491	512	443

Total recoveries	2,139	1,576	1,196	1,640	1,242

Net charge-offs	11,480	15,159	18,507	15,465	9,206
Provisions to loan and lease loss reserve	11,228	10,035	17,479	21,565	20,886

Loan and lease loss reserve at end of period	$24,494	$24,746	$29,870	$30,898	$24,798

Ratio of net charge-offs to average loans and leases	0.77%	1.03%	1.28%	1.07%	0.63%

The decrease in charge-offs during 2013 compared to 2012 was mainly due to improvements in asset quality resulting in decreased charge-off activity for commercial, financial and agricultural loans partially offset by increased charge-offs on commercial real estate loans. The decrease in charge-offs during 2012 compared to 2011 was mainly due to decreased charge-offs for commercial real estate loans partially offset by increased charge-off activity for commercial, financial and agricultural loans.

Table 9 — Allocated, Other Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
Commercial, financial and agricultural loans	$9,789	27%	$11,594	31%	$11,262	33%	$9,630	31%	$12,148	32%
Real estate loans	11,126	63	9,126	60	14,875	59	17,165	60	9,534	59
Loans to individuals	694	3	679	3	730	3	734	3	887	3
Lease financings	1,285	7	1,326	6	1,344	5	1,950	6	1,175	6
Unallocated	1,600	N/A	2,021	N/A	1,659	N/A	1,419	N/A	1,054	N/A

Total	$24,494	100%	$24,746	100%	$29,870	100%	$30,898	100%	$24,798	100%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 105.42% at December 31, 2013, 77.01% at December 31, 2012 and 78.18% at December 31, 2011. At December 31, 2013, the specific allowance on impaired loans was $3.0 million, or 5.1% of the balance of impaired loans of $58.3 million. At December 31, 2012, the specific allowance on impaired loans was $208 thousand, or 0.5% of the balance of impaired loans of $45.2 million. At December 31, 2011, the specific allowance on impaired loans was $1.3 million, or 3.0% of the balance of impaired loans of $41.2 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 1.59% at December 31, 2013 compared to 1.67% at December 31, 2012. Allocated reserves at December 31, 2013 increased by $169 thousand compared to December 31, 2012. The allocated reserves for commercial, financial and agricultural loans decreased by $1.8 million at December 31, 2013 compared to December 31, 2012 mainly due to lower loan volume and a decrease in the level of criticized loans partially offset by an increase in the specific allowance on impaired loans. The allocation of the allowance for real estate loans increased by $2.0 million at December 31, 2013 compared to December 31, 2012 mainly due to higher loan volume and an increase in the level of criticized loans.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.4 million and $1.6 million, respectively. The Corporation also has goodwill of $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2013. There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2011 through 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At December 31, 2013 and 2012, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.2 million and $4.1 million at December 31, 2013 and 2012, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2013. Therefore, at December 31, 2013, the FHLB stock is recorded at cost.

LIABILITIES

	At December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Deposits	$1,844,498	$1,865,333	$(20,835)	(1)%
Short-term borrowings	37,256	96,282	(59,026)	(61)
Subordinated notes and capital securities	—	20,994	(20,994)	N/M
Accrued interest payable and other liabilities	29,299	37,955	(8,656)	(23)

Total liabilities	$1,911,053	$2,020,564	$(109,511)	(5)

Deposits

Total deposits declined $20.8 million from December 31, 2012, primarily due to a $60.7 million decrease in time deposits and a $52.8 million decrease in interest-bearing deposits holding trust customer funds which were invested in third party funds. These declines were partially offset by a $42.8 million increase in noninterest-bearing demand deposits and a product change for existing business and municipal customers which resulted in $68.1 million of customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits.

Table 10 — Deposits

The following table summarizes the average amount of deposits for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest-bearing demand deposits	$390,420	$327,576	$284,850
Interest-bearing checking deposits	286,487	230,031	206,830
Money market savings	319,958	330,839	299,299
Regular savings	536,701	510,005	482,064
Time deposits	299,792	363,225	408,638

Total average deposits	$1,833,358	$1,761,676	$1,681,681

The following table summarizes the maturities of time deposits with balances of $100 thousand or more at December 31, 2013:

(Dollars in thousands)
Due Three Months or Less	$19,404
Due Over Three Months to Six Months	8,261
Due Over Six Months to Twelve Months	8,519
Due Over Twelve Months	39,737

Total	$75,921

Borrowings

Short-term borrowings at December 31, 2013, consisted of customer repurchase agreements on an overnight basis; the decrease of $59.0 million from December 31, 2012 was due to the migration of customer accounts to interest-bearing deposits as previously discussed. During the second quarter of 2013, the Corporation submitted a redemption notice to the trustee resulting in the redemption of all of the trust preferred securities, with an aggregate principal balance of $20.0 million, issued by Univest Capital Trust I. The Corporation redeemed the trust preferred securities effective July 7, 2013 with settlement on July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities. At December 31, 2013, the Bank also had outstanding short-term letters of credit with the FHLB totaling $35.0 million, which were utilized to collateralize public funds deposits.

Table 11 — Short Term Borrowings

The following table details key information pertaining to customer repurchase agreements on an overnight basis at the dates indicated:

(Dollars in thousands)	2013	2012	2011
Balance at December 31	$37,256	$96,282	$109,740
Weighted average interest rate at year end	0.07%	0.07%	0.20%
Maximum amount outstanding at any month’s end	$110,228	$117,291	$111,724
Average amount outstanding during the year	72,211	106,206	102,873
Weighted average interest rate during the year	0.06%	0.13%	0.28%

Other Liabilities

Total accrued interest payable and other liabilities decreased $8.7 million at December 31, 2013 from December 31, 2012. The decrease was primarily due to a reduction in the pension plan liability resulting from a decrease in the unrecognized actuarial loss of $7.5 million. The change in the actuarial loss was mostly due to an increase in the discount rate of 90 basis points.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

	At December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	62,417	62,101	316	1
Retained earnings	172,602	164,823	7,779	5
Accumulated other comprehensive loss	(9,955)	(6,920)	(3,035)	(44)
Treasury stock	(35,890)	(27,059)	(8,831)	(33)

Total shareholders’ equity	$280,506	$284,277	$(3,771)	(1)

Retained earnings at December 31, 2013 were impacted by net income of $21.2 million partially offset by cash dividends declared of $13.3 million during 2013. Accumulated other comprehensive loss, net of tax benefit, related to available-for-sale investment securities was $1.5 million at December 31, 2013 compared to accumulated other comprehensive income, net of tax, of $8.3 million at December 31, 2012. The decrease of $9.8 million was due to declines in the fair value of available-for-sale investments securities, resulting from the increase in interest rates beginning during the second quarter of 2013. Accumulated other comprehensive loss, net of tax benefit, related to pension and other post-retirement benefits was $8.5 million and $14.0 million at December 31, 2013 and 2012, respectively. The decrease of $5.5 million was primarily due to a reduction in the actuarial pension loss resulting from an increase in the discount rate of 90 basis points. Treasury stock increased primarily due to the purchase of 540,285 treasury shares, totaling $9.9 million under the 2007 Board approved share repurchase program partially offset by the issuance of restricted stock.

Capital Adequacy

Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2013, the Corporation had a Tier 1 capital ratio of 12.63% and total risked-based capital ratio of 13.90%. At December 31, 2012, the Corporation had a Tier 1 capital ratio of 14.35% and total risked-based capital ratio of 15.62%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Southeastern Pennsylvania market area at conservative loan-to-value ratios and are often supported by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $484.1 million. At December 31, 2013 and 2012, there were no outstanding borrowings with the FHLB. At December 31, 2013 and 2012, the Bank also had outstanding short-term letters of credit with the FHLB totaling $35.0 million and $32.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2013 and 2012. There were no outstanding borrowings under these lines at December 31, 2013 and 2012. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will. The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2013 and 2012, the Corporation had no outstanding borrowings under this line.

Cash Requirements

The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2013, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2013. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commitments

The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require the Corporation to make cash payments over time as detailed in the table below.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit and forward loan sale contracts. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

The Corporation also had possible future commitments on risk participation agreements, totaling $1.3 million at December 31, 2013. For further information regarding the Corporation’s commitments, refer to Note 16, “Commitments and Contingencies” of the Consolidated Financial Statements.

Table 12 — Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Customer repurchase agreements (a)	$37,256	$37,256	$—	$—	$—
Time deposits(b)	279,101	111,179	126,574	35,642	5,706
Operating leases	29,600	2,342	4,402	3,735	19,121
Standby and commercial letters of credit	42,298	25,282	16,831	185	—
Commitments to extend credit (c)	533,364	167,386	47,541	17,361	301,076
Derivative loan commitments (d)	346	346	—	—	—

Total contractual obligations	$921,965	$343,791	$195,348	$56,923	$325,903

Notes: (a)	Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.
(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.
(c)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.
(d)	Includes the fair value of these contractual arrangements at December 31, 2013.

Interest Rate Sensitivity

The Corporation uses both interest-rate sensitivity gap analysis and simulation modeling to measure and manage interest rate risk.

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

The following table presents the Corporation’s gap analysis at December 31, 2013:

Table 13 — Interest Rate Sensitivity Gap Analysis

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$32,646	$32,646
Interest-earning deposits with other banks	36,523	—	—	—	—	36,523
Investment securities	33,632	16,939	188,991	162,722	—	402,284
Loans held for sale	2,267	—	—	—	—	2,267
Loans and leases, net of reserve for loan and lease losses	535,074	227,690	564,022	214,698	(24,494)	1,516,990
Other assets	—	—	—	—	200,849	200,849

Total assets	$607,496	$244,629	$753,013	$377,420	$209,001	$2,191,559

Liabilities and shareholders’ equity:
Demand deposits—noninterest-bearing	$—	$—	$—	$—	$411,714	$411,714
Demand deposits—interest-bearing	312,265	43,423	208,425	61,732	—	625,845
Savings deposits	7,713	44,920	215,614	267,903	—	536,150
Time deposits	26,916	60,417	173,822	9,634	—	270,789
Borrowed funds	37,256	—	—	—	—	37,256
Other liabilities	—	—	—	—	29,299	29,299
Shareholders’ equity	—	—	—	—	280,506	280,506

Total liabilities and shareholders’ equity	$384,150	$148,760	$597,861	$339,269	$721,519	$2,191,559

Incremental gap	$223,346	$95,869	$155,152	$38,151	$(512,518)

Cumulative gap	$223,346	$319,215	$474,367	$512,518

Cumulative gap as a percentage of interest-earning assets	11.27%	16.10%	23.93%	25.85%

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

The changes to net interest income are shown in the below table at December 31, 2013.

Table 14 — Summary of Interest Rate Simulation

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock—Change in interest rates
+300 basis points	$11,756	17.3%
+200 basis points	7,290	10.7
+100 basis points	3,093	4.6
- 100 basis points*	(4,328)	(6.4)

*	Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

The interest rate simulation demonstrates that the Corporation is asset sensitive; indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” of this Form 10-K.

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

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Univest Corporation of Pennsylvania:

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries’ (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 4, 2014

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2013	2012
ASSETS
Cash and due from banks	$32,646	$98,399
Interest-earning deposits with other banks	36,523	47,713
Investment securities held-to-maturity (fair value $66,853 and $71,327 at December 31, 2013 and 2012, respectively)	66,003	69,845
Investment securities available-for-sale	336,281	429,734
Loans held for sale	2,267	4,530
Loans and leases held for investment	1,541,484	1,481,862
Less: Reserve for loan and lease losses	(24,494)	(24,746)

Net loans and leases held for investment	1,516,990	1,457,116

Premises and equipment, net	34,129	33,222
Goodwill	57,517	56,238
Other intangibles, net of accumulated amortization and fair value adjustments of $10,300 and $10,475 at December 31, 2013 and 2012, respectively	8,178	6,456
Bank owned life insurance	60,637	61,409
Accrued interest receivable and other assets	40,388	40,179

Total assets	$2,191,559	$2,304,841

LIABILITIES
Demand deposits, noninterest-bearing	$411,714	$368,948
Demand deposits, interest-bearing	625,845	638,483
Savings deposits	536,150	526,391
Time deposits	270,789	331,511

Total deposits	1,844,498	1,865,333

Customer repurchase agreements	37,256	96,282
Accrued interest payable and other liabilities	29,299	37,955
Subordinated notes	—	375
Junior subordinated debt owed to unconsolidated subsidiary trust	—	20,619

Total liabilities	1,911,053	2,020,564

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; 48,000,000 shares authorized at December 31, 2013 and 2012; 18,266,404 shares issued at December 31, 2013 and 2012; and 16,287,812 and 16,770,232 shares outstanding at December 31, 2013 and 2012, respectively	91,332	91,332
Additional paid-in capital	62,417	62,101
Retained earnings	172,602	164,823
Accumulated other comprehensive loss, net of tax benefit	(9,955)	(6,920)
Treasury stock, at cost; 1,978,592 shares and 1,496,172 shares at December 31, 2013 and 2012, respectively	(35,890)	(27,059)

Total shareholders’ equity	280,506	284,277

Total liabilities and shareholders’ equity	$2,191,559	$2,304,841

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Interest income
Interest and fees on loans and leases:
Taxable	$63,173	$65,479	$67,902
Exempt from federal income taxes	4,777	4,725	4,918

Total interest and fees on loans and leases	67,950	70,204	72,820

Interest and dividends on investment securities:
Taxable	5,432	5,951	8,063
Exempt from federal income taxes	4,071	4,335	4,469
Other interest income	126	164	116

Total interest income	77,579	80,654	85,468

Interest expense
Interest on demand deposits	478	686	939
Interest on savings deposits	313	790	1,468
Interest on time deposits	3,795	5,162	6,576
Interest on short-term borrowings	48	326	332
Interest on long-term borrowings	483	1,210	1,413

Total interest expense	5,117	8,174	10,728

Net interest income	72,462	72,480	74,740
Provision for loan and lease losses	11,228	10,035	17,479

Net interest income after provision for loan and lease losses	61,234	62,445	57,261

Noninterest income
Trust fee income	7,303	6,777	6,344
Service charges on deposit accounts	4,451	4,429	5,057
Investment advisory commission and fee income	6,817	5,363	5,373
Insurance commission and fee income	10,220	8,531	7,733
Other service fee income	7,390	5,855	5,240
Bank owned life insurance income	2,968	2,670	1,668
Other-than-temporary impairment on equity securities	—	(13)	(16)
Net gain on sales of investment securities	3,389	305	1,417
Net gain on mortgage banking activities	4,523	6,088	1,868
Net (loss) gain on dispositions and sales of fixed assets	(6)	1,257	(12)
Net gain (loss) on sales and write-downs of other real estate owned	626	(1,904)	(798)
Loss on termination of interest rate swap	(1,866)	—	—
Other	969	902	533

Total noninterest income	46,784	40,260	34,407

Noninterest expense
Salaries and benefits	39,522	37,306	33,124
Commissions	8,512	6,981	5,106
Net occupancy	5,869	5,716	5,782
Equipment	4,865	4,486	4,002
Marketing and advertising	1,948	1,725	1,760
Deposit insurance premiums	1,553	1,689	2,039
Restructuring charges	534	—	—
Other	18,330	18,379	16,197

Total noninterest expense	81,133	76,282	68,010

Income before income taxes	26,885	26,423	23,658
Income taxes	5,696	5,551	4,776

Net income	$21,189	$20,872	$18,882

Net income per share:
Basic	$1.28	$1.25	$1.13
Diluted	1.27	1.24	1.13
Dividends declared	0.80	0.80	0.80

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$26,885	$5,696	$21,189	$26,423	$5,551	$20,872	$23,658	$4,776	$18,882
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(11,712)	(4,099)	(7,613)	1,888	660	1,228	11,282	3,949	7,333
Less: reclassification adjustment for net gains on sales realized in net income	(3,389)	(1,186)	(2,203)	(305)	(107)	(198)	(1,417)	(496)	(921)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	13	5	8	16	6	10

Total net unrealized (losses) gains on available-for-sale investment securities	(15,101)	(5,285)	(9,816)	1,596	558	1,038	9,881	3,459	6,422
Cash flow hedge derivative:
Net change in fair value of interest rate swap	43	15	28	(474)	(165)	(309)	(1,926)	(674)	(1,252)
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	1,866	653	1,213	—	—	—	—	—	—

Total cash flow hedge derivative	1,909	668	1,241	(474)	(165)	(309)	(1,926)	(674)	(1,252)
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	7,496	2,623	4,873	(3,297)	(1,154)	(2,143)	(7,418)	(2,596)	(4,822)
Less: amortization of net actuarial loss included in net periodic pension costs	1,282	449	833	1,170	409	761	743	260	483
Less: accretion of prior service cost included in net periodic pension costs	(255)	(89)	(166)	(255)	(89)	(166)	(255)	(89)	(166)

Total defined benefit pension plans	8,523	2,983	5,540	(2,382)	(834)	(1,548)	(6,930)	(2,425)	(4,505)

Other comprehensive (loss) income	(4,669)	(1,634)	(3,035)	(1,260)	(441)	(819)	1,025	360	665

Total comprehensive income	$22,216	$4,062	$18,154	$25,163	$5,110	$20,053	$24,683	$5,136	$19,547

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	16,648,303	$(6,766)	$91,332	$59,080	$151,978	$(29,400)	$266,224
Net income for 2011					18,882		18,882
Other comprehensive income, net of income tax		665					665
Cash dividends declared ($0.80 per share)					(13,382)		(13,382)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	141,485			65	13	2,209	2,287
Expired stock options					28		28
Repurchase of cancelled restricted stock awards	(8,654)			166		(166)	—
Purchases of treasury stock	(137,494)					(1,928)	(1,928)
Restricted stock awards granted	58,736			(1,019)	47	972	—
Vesting of restricted stock awards				203			203

Balance at December 31, 2011	16,702,376	(6,101)	91,332	58,495	157,566	(28,313)	272,979

Net income for 2012					20,872		20,872
Other comprehensive income, net of income tax		(819)					(819)
Cash dividends declared ($0.80 per share)					(13,411)		(13,411)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	150,579				(70)	2,585	2,515
Repurchase of cancelled restricted stock awards	(13,125)			300		(300)	—
Stock-based compensation				4,544			4,544
Net tax deficiency on stock-based compensation				(84)			(84)
Purchases of treasury stock	(140,755)					(2,319)	(2,319)
Restricted stock awards granted	71,157			(1,154)	(134)	1,288	—

Balance at December 31, 2012	16,770,232	(6,920)	91,332	62,101	164,823	(27,059)	284,277

Net income for 2013					21,189		21,189
Other comprehensive loss, net of income tax benefit		(3,035)					(3,035)
Cash dividends declared ($0.80 per share)					(13,286)		(13,286)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	132,681			20	(32)	2,434	2,422
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				978			978
Net tax deficiency on stock-based compensation				(27)			(27)
Purchases of treasury stock	(655,609)					(12,012)	(12,012)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at December 31, 2013	16,287,812	$(9,955)	$91,332	$62,417	$172,602	$(35,890)	$280,506

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$21,189	$20,872	$18,882
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	11,228	10,035	17,479
Depreciation of premises and equipment	2,927	2,925	2,591
Other-than-temporary impairment on equity securities	—	13	16
Net gain on sales of investment securities	(3,389)	(305)	(1,417)
Net gain on mortgage banking activities	(4,523)	(6,088)	(1,868)
Net loss (gain) on dispositions and sales of fixed assets	6	(1,257)	12
Net (gain) loss on sales and write-downs of other real estate owned	(626)	1,904	798
Loss on termination of interest rate swap	1,866	—	—
Bank owned life insurance income	(2,968)	(2,670)	(1,668)
Net amortization on investment securities	2,729	2,470	641
Amortization, fair market value adjustments and capitalization of other intangibles	(377)	(597)	607
Stock-based compensation	978	1,267	888
Other adjustments to reconcile net income to cash provided by operating activities	(149)	—	—
Deferred tax expense (benefit)	933	2,540	1,613
Originations of loans held for sale	(265,732)	(325,569)	(176,503)
Proceeds from the sale of loans held for sale	273,665	329,569	179,414
Contributions to pension and other postretirement benefit plans	(2,243)	(8,215)	(2,325)
(Increase) decrease in accrued interest receivable and other assets	(2,850)	8,065	692
Increase in accrued interest payable and other liabilities	142	2,180	2,846

Net cash provided by operating activities	32,806	37,139	42,698

Cash flows from investing activities:
Net cash paid due to acquisitions	(2,170)	(3,225)	(1,849)
Net capital expenditures	(3,840)	(578)	(2,301)
Proceeds from maturities and calls of securities held-to-maturity	3,000	—	32
Proceeds from maturities and calls of securities available-for-sale	85,205	164,943	212,964
Proceeds from sales of securities available-for-sale	76,361	57,186	40,481
Purchases of investment securities held-to-maturity	—	(24,697)	(45,952)
Purchases of investment securities available-for-sale	(81,712)	(226,429)	(201,025)
Net increase in loans and leases	(74,338)	(50,615)	(1,153)
Net decrease (increase) in interest-earning deposits	11,190	19,807	(49,957)
Proceeds from sales of other real estate owned	4,359	3,012	2,681
Purchases of bank owned life insurance	—	—	(12,500)
Proceeds from bank owned life insurance	3,540	2,415	791

Net cash provided by (used in) investing activities	21,595	(58,181)	(57,788)

Cash flows from financing activities:
Net (decrease) increase in deposits	(20,515)	116,101	62,962
Net decrease in short-term borrowings	(59,026)	(18,458)	(5,131)
Repayment of subordinated debt	(375)	(1,500)	(1,500)
Payment for repurchase of trust preferred securities	(20,619)	—	—
Purchases of treasury stock	(12,012)	(2,319)	(1,928)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,422	2,515	2,287
Cash dividends paid	(10,029)	(16,755)	(13,367)

Net cash (used in) provided by financing activities	(120,154)	79,584	43,323

Net (decrease) increase in cash and due from banks	(65,753)	58,542	28,233
Cash and due from banks at beginning of year	98,399	39,857	11,624

Cash and due from banks at end of year	$32,646	$98,399	$39,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,997	$8,701	$11,202
Cash paid or income taxes, net of refunds received	5,352	1,819	4,626
Noncash transactions:
Noncash transfer of loans to other real estate owned	$3,485	$—	$7,426
Noncash transfer of loans held for investment to loans held for sale	—	2,599	—
Contingent consideration recorded as goodwill	454	842	—

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

Note 1. Summary of Significant Accounting Policies

Organization

Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc. and Univest Insurance, Inc., provides financial planning, investment management, insurance products and brokerage services. Univest Investments, Univest Insurance and Univest Capital were formed to enhance the traditional banking and trust services provided by the Bank. The Corporation’s former subsidiary, Univest Delaware, Inc., was dissolved during 2013. Univest Investments, Univest Insurance and Univest Capital do not currently meet the quantitative and qualitative thresholds for separate disclosure provided as a business segment. Therefore, the Corporation currently has one reportable segment, “Community Banking,” and strategically this is how the Corporation operates and has positioned itself in the marketplace. The Corporation’s activities are interrelated, each activity is dependent, and performance is assessed based on how each of these activities supports the others. Accordingly, significant operating decisions are based upon analysis of the Corporation as one Community Banking operating segment. The Bank serves Montgomery, Bucks, Chester and Lehigh counties of Pennsylvania through thirty-one banking offices and provides banking and trust services to the residents and employees of twelve retirement communities. Banking services are also available on-line at the Corporation’s website at www.univest.net.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current-year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for- sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.

Interest-earning Deposits with Other Banks

Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less.

Investment Securities

Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2013 or 2012. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the level yield method.

Management evaluates debt securities, which are comprised of U.S. Government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The credit portion of any loss on debt securities is recognized through earnings and the noncredit portion of any loss related to debt securities that the Corporation does not intend to sell, and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery, is recognized in other comprehensive income, net of tax. The Corporation did not recognize any other-than-temporary impairment charges on debt securities during the years of 2011 through 2013.

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

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level that management believes is appropriate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provision to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends and the volume, growth, and composition of the loan portfolio.

The reserve for loan and lease losses is determined through a monthly evaluation of reserve adequacy. This analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience and qualitative factors, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve. Loss factors are updated quarterly. Historical loss experience is comprised of losses aggregated over eight quarters. Management also reviews the activity within the reserve to determine what actions, if any, should be taken to address differences between estimated and actual losses. Any of the above factors may cause the provision to fluctuate.

The reserve for loan and lease losses is based on management’s evaluation of the loan and lease portfolio under current economic conditions and such other factors, which deserve recognition in estimating loan and lease losses. This evaluation is inherently subjective, as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. Additions to the reserve arise from the provision for loan and lease losses charged to operations or from the recovery of amounts previously charged off. Loan and lease charge-offs reduce the reserve. Loans and leases are charged off when there has been permanent impairment or when in the opinion of management the full amount of the loan or lease will not be realized. Certain impaired loans are reported at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, or for certain impaired loans, at the present value of expected future cash flows using the loan’s initial effective interest rate. For commercial impaired loans which are collateral dependent, the fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation less management’s estimated costs to sell. Appraisals are updated annually and obtained more frequently if changes in the property or market conditions warrant. Once an updated appraisal is received, if the fair value less estimated costs to sell is less than the carrying amount of the collateral dependent loan, a charge-off to the reserve for loan and lease losses is recorded for the difference.

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

Goodwill and Other Intangible Assets

The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to fifteen years. Customer related intangibles are amortized over their estimated useful lives of five to twelve years. Covenants not to compete are amortized over their three to five-year contractual lives. The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. There can be no assurance that future impairment analyses will not result in a charge to earnings.

Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the servicing rights are retained. Capitalized mortgage servicing rights are reported in other intangible assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. Mortgage servicing rights are evaluated for impairment, on a quarterly basis, based upon the fair value of the servicing rights as compared to amortized cost. The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.

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

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in the consolidated statement of operations. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage loans to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward loan sale commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of operations.

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

Stock-Based Compensation

The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation grants both fixed and variable (performance-based) restricted stock. The performance-based restricted stock awards vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. The fair value of fixed restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the performance-based restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period adjusted for a probability factor of achieving the performance goals.

Dividend Reinvestment and Employee Stock Purchase Plans

The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2013 and 2012, 95,639 and 103,807 shares, respectively, were issued under the dividend reinvestment plan, with 635,103 shares available for future purchase at December 31, 2013.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is based solely on the market price of the shares at the date of purchase. Compensation expense is recognized if the discount is greater than 5% of the fair value. During 2013 and 2012, 20,195 and 20,933 shares, respectively, were issued under the employee stock purchase plan, with 755,895 shares available for future purchase at December 31, 2013.

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

Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The effects of options to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

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

The accounting standards related to Subsidiary Trusts, as interpreted by the SEC, disallow consolidation of Subsidiary Trusts in the financial statements of the Corporation. As a result, securities that were issued by the trusts (Trust Preferred Securities) are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the Subsidiary Trusts, which have the same total balance and rate as the combined equity securities and trust preferred securities issued by the Subsidiary Trusts are included in the Corporation’s consolidated balance sheets. The trust preferred securities were redeemed with a settlement date of July 8, 2013.

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

In February 2013, the FASB issued an ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The guidance requires entities to present, either on the face of the statement where net income is presented or in a single footnote, significant amounts that are required under U.S. GAAP to be reclassified to net income in their entirety. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to provide a cross-reference to other required U.S. GAAP disclosures. The amendment is effective for reporting periods beginning after December 15, 2012, or January 1, 2013 for the Corporation. The application of the provisions of this standard did not have a material impact on the Corporation’s financial statements although it resulted in additional disclosures which are included in Note 15, “Accumulated Other Comprehensive (Loss) Income.”

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

Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts

The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2013 and 2012 was $8.3 million and $7.0 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $44.5 million and $64.2 million for the years ended December 31, 2013 and 2012, respectively.

The Corporation also maintains interest-earning deposit accounts at other financial institutions as collateral for Risk Participation Agreements. The pledging requirement at December 31, 2013 and 2012 was $690 thousand and $1.6 million, respectively. See Note 16, “Commitments and Contingencies” for additional information.

Note 3. Acquisitions

Girard Partners, Ltd.

On December 19, 2013, the Corporation entered into an agreement to acquire Girard Partners, Ltd., a registered investment advisory firm with more than $500 million in assets under management. The Corporation completed the acquisition on January 27, 2014. With the acquisition, the Corporation will increase its assets under management to $3.0 billion and expand its advisory capabilities.

The Corporation paid $5.6 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018 based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.6 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.4 million cumulative over the next five years. As a result of the Girard Partners, Ltd. acquisition, the Corporation recorded goodwill of $6.9 million (inclusive of the contingent consideration) and customer related intangibles of $4.5 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method.

John T. Fretz Insurance Agency, Inc.

On May 1, 2013, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of John T. Fretz Insurance Agency, Inc., a full-service property and casualty insurance agency providing solutions to both personal and commercial clients. The acquisition expands the Corporation’s insurance business and increases its market share in its core market.

The Corporation paid $2.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending April 30, 2016 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $454 thousand in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the next three years. As a result of the John T. Fretz Insurance Agency, Inc. acquisition, the Corporation recorded goodwill of $1.3 million (inclusive of the contingent consideration) and customer related intangibles of $1.3 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over seven years using the sum-of-the-years-digits amortization method.

Javers Group

On May 31, 2012, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of the Javers Group, a full-service employee benefits agency that specializes in comprehensive human resource management, payroll and administrative services to businesses with 50 to 1,000 employees. The acquisition expanded the Corporation’s insurance and employee benefits business and further diversified its solutions to include human resource consulting services and technology.

The Corporation paid $3.2 million in cash at closing with additional contingent consideration to be paid in annual installments over the three-year period ending June 30, 2015 based on the achievement of certain levels of revenue. At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $842 thousand in other liabilities. The Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of December 31, 2013, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015. As a result of the Javers Group acquisition, the Corporation recorded goodwill of $3.1 million (inclusive of the contingent consideration) and customer related intangibles of $989 thousand. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over eight years using the sum-of-the-years-digits amortization method.

The estimated fair value of the contingent consideration liability related to acquisitions was calculated using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability is recorded through noninterest expense. The acquisitions were accounted for in accordance with accounting standards for business combinations.

Note 4. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2013 and 2012, by contractual maturity within each type:

	At December 31, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$11,148	$122	$—	$11,270	$3,026	$7	$—	$3,033
After 1 year to 5 years	54,855	992	(264)	55,583	66,819	1,526	(51)	68,294

	66,003	1,114	(264)	66,853	69,845	1,533	(51)	71,327

Total	$66,003	$1,114	$(264)	$66,853	$69,845	$1,533	$(51)	$71,327

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,966	$—	$(258)	$4,708	$4,960	$—	$(22)	$4,938

	4,966	—	(258)	4,708	4,960	—	(22)	4,938

U.S. government corporations and agencies:
Within 1 year	5,999	16	—	6,015	1,517	9	—	1,526
After 1 year to 5 years	112,989	114	(1,226)	111,877	148,120	1,509	(70)	149,559
After 5 years to 10 years	10,816	—	(560)	10,256	20,953	109	(5)	21,057

	129,804	130	(1,786)	128,148	170,590	1,627	(75)	172,142

State and political subdivisions:
Within 1 year	1,564	13	—	1,577	4,607	75	—	4,682
After 1 year to 5 years	5,305	14	(29)	5,290	4,130	88	(19)	4,199
After 5 years to 10 years	41,974	710	(698)	41,986	36,499	1,245	(7)	37,737
Over 10 years	57,899	1,227	(322)	58,804	70,495	5,055	—	75,550

	106,742	1,964	(1,049)	107,657	115,731	6,463	(26)	122,168

	At December 31, 2013				At December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities:
After 5 years to 10 years	10,008	5	(53)	9,960	20,140	777	—	20,917
Over 10 years	25,721	20	(221)	25,520	66,962	2,861	—	69,823

	35,729	25	(274)	35,480	87,102	3,638	—	90,740

Collateralized mortgage obligations:
After 1 year to 5 years	73	—	—	73	41	—	—	41
After 5 years to 10 years	—	—	—	—	626	7	—	633
Over 10 years	7,341	40	(253)	7,128	25,698	645	(5)	26,338

	7,414	40	(253)	7,201	26,365	652	(5)	27,012

Corporate bonds:
After 1 year to 5 years	18,838	52	(411)	18,479	4,993	21	—	5,014
After 5 years to 10 years	16,474	4	(1,117)	15,361	—	—	—	—

	35,312	56	(1,528)	33,840	4,993	21	—	5,014

Money market mutual funds:
No stated maturity	16,900	—	—	16,900	4,878	—	—	4,878

	16,900	—	—	16,900	4,878	—	—	4,878

Equity securities:
No stated maturity	1,679	668	—	2,347	2,279	696	(133)	2,842

	1,679	668	—	2,347	2,279	696	(133)	2,842

Total	$338,546	$2,883	$(5,148)	$336,281	$416,898	$13,097	$(261)	$429,734

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at December 31, 2013 and 2012 do not represent other-than-temporary impairments.

Securities with a carrying value of $271.1 million and $368.2 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2013, 2012, and 2011:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Securities available-for-sale:
Proceeds from sales	$76,361	$57,186	$40,481
Gross realized gains on sales	3,396	1,201	1,428
Gross realized losses on sales	7	896	11
Tax expense related to net realized gains on sales	1,186	107	496

The Corporation realized other-than-temporary impairment charges of $0 thousand and $13 thousand, respectively, to noninterest income on its equity portfolio during the years ended December 31, 2013 and 2012. As such, in 2012, the Corporation determined that it was probable that the fair value of certain equity securities would not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies.

At December 31, 2013 and 2012, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2013 and 2012 by the length of time those securities were in a continuous loss position:

	At December 31, 2013
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,708	$(258)	$—	$—	$4,708	$(258)
U.S. government corporations and agencies	101,813	(1,786)	—	—	101,813	(1,786)
State and political subdivisions	30,233	(1,049)	—	—	30,233	(1,049)
Residential mortgage-backed securities	29,444	(274)	—	—	29,444	(274)
Collateralized mortgage obligations	4,091	(253)	—	—	4,091	(253)
Corporate bonds	46,499	(1,792)	—	—	46,499	(1,792)

Total	$216,788	$(5,412)	$—	$—	$216,788	$(5,412)

	At December 31, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$4,938	$(22)	$—	$—	$4,938	$(22)
U.S. government corporations and agencies	36,793	(75)	—	—	36,793	(75)
State and political subdivisions	4,574	(14)	480	(12)	5,054	(26)
Collateralized mortgage obligations	5,006	(5)	—	—	5,006	(5)
Corporate bonds	10,410	(51)	—	—	10,410	(51)
Equity securities	976	(133)	—	—	976	(133)

Total	$62,697	$(300)	$480	$(12)	$63,177	$(312)

Note 5. Loans and Leases

Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2013	2012
Commercial, financial and agricultural	$422,816	$468,421
Real estate-commercial	600,353	530,122
Real estate-construction	90,493	91,250
Real estate-residential secured for business purpose	37,319	35,179
Real estate-residential secured for personal purpose	149,164	146,526
Real estate-home equity secured for personal purpose	95,345	82,727
Loans to individuals	40,000	43,780
Lease financings	105,994	83,857

Total loans and leases held for investment, net of deferred income	$1,541,484	$1,481,862

Unearned lease income, included in the above table	$(14,439)	$(12,355)
Net deferred costs, included in the above table	2,744	1,432
Overdraft deposits included in the above table	62	128

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The Corporation is a lessor of primarily equipment under agreements expiring at various dates through the year 2021. At December 31, 2013 and 2012, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2013	2012
Within 1 year	$43,911	$37,750
After 1 year through 2 years	33,302	25,917
After 2 years through 3 years	23,723	17,321
After 3 years through 4 years	14,335	10,728
After 4 years through 5 years	4,983	4,356
Thereafter	179	140

Total future minimum lease payments receivable	120,433	96,212
Less: Unearned income	(14,439)	(12,355)

Total lease financing receivables, net of unearned income	$105,994	$83,857

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2013 and 2012:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2013
Commercial, financial and agricultural	$386	$922	$2,904	$4,212	$418,604	$422,816	$12
Real estate—commercial real estate and construction:
Commercial real estate	148	262	4,932	5,342	595,011	600,353	—
Construction	—	—	8,742	8,742	81,751	90,493	—
Real estate—residential and home equity:
Residential secured for business purpose	87	276	161	524	36,795	37,319	—
Residential secured for personal purpose	1,370	—	617	1,987	147,177	149,164	—
Home equity secured for personal purpose	278	97	100	475	94,870	95,345	23
Loans to individuals	445	193	319	957	39,043	40,000	319
Lease financings	2,182	455	389	3,026	102,968	105,994	59

Total	$4,896	$2,205	$18,164	$25,265	$1,516,219	$1,541,484	$413

At December 31, 2012
Commercial, financial and agricultural	$586	$313	$754	$1,653	$466,768	$468,421	$—
Real estate—commercial real estate and construction:
Commercial real estate	8,266	—	5,894	14,160	515,962	530,122	—
Construction	306	—	13,150	13,456	77,794	91,250	—
Real estate—residential and home equity:
Residential secured for business purpose	1,663	69	103	1,835	33,344	35,179	—
Residential secured for personal purpose	1,617	152	—	1,769	144,757	146,526	—
Home equity secured for personal purpose	276	64	54	394	82,333	82,727	54
Loans to individuals	551	153	347	1,051	42,729	43,780	347
Lease financings	1,001	273	426	1,700	82,157	83,857	40

Total	$14,266	$1,024	$20,728	$36,018	$1,445,844	$1,481,862	$441

Non-Performing Loans and Leases

The following presents by class of loans and leases, non-performing loans and leases at December 31, 2013 and 2012:

	At December 31,
	2013				2012
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans And Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$4,253	$1,329	$12	$5,594	$2,842	$480	$—	$3,322
Real estate—commercial real estate and construction:
Commercial real estate	8,091	4,271	—	12,362	14,340	10,523	—	24,863
Construction	9,159	2,307	—	11,466	13,588	2,397	—	15,985
Real estate—residential and home equity:
Residential secured for business purpose	224	—	—	224	172	—	—	172
Residential secured for personal purpose	1,101	—	—	1,101	804	—	—	804
Home equity secured for personal purpose	77	—	23	100	—	—	54	54
Loans to individuals	—	36	319	355	—	38	347	385
Lease financings	330	—	59	389	386	19	40	445

Total	$23,235	$7,943	$413	$31,591	$32,132	$13,457	$441	$46,030

*	Includes nonaccrual troubled debt restructured loans and lease modifications of $1.6 million and $579 thousand at December 31, 2013 and December 31, 2012, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2013 and 2012.

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

1.	Cash Secured – No credit risk

2.	Fully Secured – Negligible credit risk

3.	Strong – Minimal credit risk

4.	Satisfactory – Nominal credit risk

5.	Acceptable – Moderate credit risk

6.	Pre-Watch – Marginal, but stable credit risk

7.	Special Mention – Potential weakness

8.	Substandard – Well-defined weakness

9.	Doubtful – Collection in-full improbable

10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

	At December 31, 2013
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate — Commercial	Real Estate — Construction	Real Estate — Residential Secured for Business Purpose	Total
Grade:
1. Cash secured/ 2. Fully secured	$4,763	$2,014	$1,682	$—	$8,459
3. Strong	6,051	8,515	4,300	—	18,866
4. Satisfactory	34,650	17,758	1,500	261	54,169
5. Acceptable	251,203	384,061	54,464	26,694	716,422
6. Pre-watch	84,201	113,181	16,084	5,884	219,350
7. Special Mention	10,095	19,445	—	1,841	31,381
8. Substandard	31,508	55,331	12,463	2,639	101,941
9. Doubtful	345	48	—	—	393
10. Loss	—	—	—	—	—

Total	$422,816	$600,353	$90,493	$37,319	$1,150,981

	At December 31, 2012
(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate — Commercial	Real Estate — Construction	Real Estate — Residential Secured for Business Purpose	Total
Grade:
1. Cash secured/ 2. Fully secured	$2,263	$—	$—	$—	$2,263
3. Strong	5,227	9,591	3,907	—	18,725
4. Satisfactory	40,747	25,837	1,783	335	68,702
5. Acceptable	260,042	321,194	26,331	22,764	630,331
6. Pre-watch	106,436	110,476	42,190	8,458	267,560
7. Special Mention	31,825	16,187	548	288	48,848
8. Substandard	21,881	45,844	16,491	3,334	87,550
9. Doubtful	—	993	—	—	993
10. Loss	—	—	—	—	—

Total	$468,421	$530,122	$91,250	$35,179	$1,124,972

Credit Exposure – Real Estate – Residential Secured for Personal Purpose, Real Estate – Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity

The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings. Nonperforming loans and leases are loans past due 90 days or more and loans and leases on nonaccrual of interest as well as troubled debt restructured loans. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans and leases with a well-defined weakness and where collection in-full is improbable.

	At December 31, 2013
(Dollars in thousands)	Real Estate — Residential Secured for Personal Purpose	Real Estate — Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
Performing	$148,063	$95,245	$39,645	$105,605	$388,558
Nonperforming	1,101	100	355	389	1,945

Total	$149,164	$95,345	$40,000	$105,994	$390,503

	At December 31, 2012
(Dollars in thousands)	Real Estate — Residential Secured for Personal Purpose	Real Estate — Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
Performing	$145,722	$82,673	$43,395	$83,412	$355,202
Nonperforming	804	54	385	445	1,688

Total	$146,526	$82,727	$43,780	$83,857	$356,890

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and leases losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(3,213)	(8,667)	(112)	(195)	(641)	(791)	N/A	(13,619)
Recoveries	320	1,104	13	13	174	515	N/A	2,139
Provision (recovery of provision)	1,088	8,836	522	486	482	235	(421)	11,228

Ending balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs*	(9,974)	(4,803)	—	(156)	(578)	(1,224)	N/A	(16,735)
Recoveries	484	334	60	7	130	561	N/A	1,576
Provision (recovery of provision)	9,822	(1,341)	(244)	394	397	645	362	10,035

Ending balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746

*	Includes charge-offs of $1.3 million on commercial real estate loans which were subsequently transferred to loans held for sale in September 2012 and sold during the fourth quarter of 2012.

N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At December 31, 2013
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$2,398	$—	$501	$64	$—	$—	$	N/A	$2,963
Ending balance: collectively evaluated for impairment	7,391	8,780	561	1,220	694	1,285		1,600	21,531

Ending balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285		$1,600	$24,494

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,105	$41,240	$1,774	$1,178	$36	$—			$58,333
Ending balance: collectively evaluated for impairment	408,711	649,606	35,545	243,331	39,964	105,994			1,483,151

Ending balance	$422,816	$690,846	$37,319	$244,509	$40,000	$105,994			$1,541,484

At December 31, 2012
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$208	$—	$—	$—	$—	$—	$	N/A	$208
Ending balance: collectively evaluated for impairment	11,386	7,507	639	980	679	1,326		2,021	24,538

Ending balance	$11,594	$7,507	$639	$980	$679	$1,326		$2,021	$24,746

Loans and leases held for investment :
Ending balance: individually evaluated for impairment	$3,322	$40,848	$172	$804	$38	$—			$45,184
Ending balance: collectively evaluated for impairment	465,099	580,524	35,007	228,449	43,742	83,857			1,436,678

Ending balance	$468,421	$621,372	$35,179	$229,253	$43,780	$83,857			$1,481,862

N/A – Not applicable

A summary of the activity in the reserve for loan and lease losses is as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of year	$24,746	$29,870	$30,898
Provision for loan and lease losses	11,228	10,035	17,479
Loans and leases charged off	(13,619)	(16,735)	(19,703)
Recoveries	2,139	1,576	1,196

Balance at end of year	$24,494	$24,746	$29,870

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2013 and 2012:

	At December 31,
	2013			2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$10,890	$11,749		$2,646	$4,504
Real estate–commercial real estate	28,883	35,700		24,863	30,991
Real estate–construction	12,357	14,540		15,985	17,959
Real estate–residential secured for business purpose	224	235		172	184
Real estate–residential secured for personal purpose	131	131		804	804
Real estate–home equity secured for personal purpose	77	77		—	—
Loans to individuals	36	54		38	55

Total impaired loans with no related allowance recorded:	$52,598	$62,486		$44,508	$54,497

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$3,215	$3,272	$2,398	$676	$717	$208
Real estate–residential secured for business purpose	1,550	1,550	501	—	—	—
Real estate–residential secured for personal purpose	970	976	64	—	—	—

Total impaired loans with an allowance recorded:	$5,735	$5,798	$2,963	$676	$717	$208

Total impaired loans:
Commercial, financial and agricultural	$14,105	$15,021	$2,398	$3,322	$5,221	$208
Real estate–commercial real estate	28,883	35,700	—	24,863	30,991	—
Real estate–construction	12,357	14,540	—	15,985	17,959	—
Real estate–residential secured for business purpose	1,774	1,785	501	172	184	—
Real estate–residential secured for personal purpose	1,101	1,107	64	804	804	—
Real estate–home equity secured for personal purpose	77	77	—	—	—	—
Loans to individuals	36	54	—	38	55	—

Total impaired loans:	$58,333	$68,284	$2,963	$45,184	$55,214	$208

Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. At December 31, 2013, impaired loans included other accruing impaired loans of $27.5 million. At December 31, 2013, specific reserves of $1.6 million were established for three borrower relationships with principal balances totaling $2.6 million on other accruing impaired loans.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$592	$—	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	6,412	172	200	5,189	82	288	6,357	30	377
Real estate–commercial real estate	25,728	837	717	20,756	348	1,086	18,850	130	1,300
Real estate–construction	14,621	124	680	16,207	117	763	16,720	64	886
Real estate–residential secured for business purpose	672	19	10	156	—	7	306	6	14
Real estate–residential secured for personal purpose	760	—	45	293	—	17	491	25	25
Real estate–home equity secured for personal purpose	8	—	—	2	—	—	25	1	1
Loans to individuals	40	4	—	47	5	—	57	5	1

Total	$48,241	$1,156	$1,652	$43,242	$552	$2,161	$42,806	$261	$2,604

*	Includes interest income recognized on a cash basis for nonaccrual loans of $6 thousand, $67 thousand and $65 thousand for the years ended December 31, 2013, 2012 and 2011, respectively and interest income recognized on accrual method for accruing impaired loans of $1.2 million, $485 thousand and $196 thousand for the year ended December 31, 2013, 2012 and 2011, respectively.

Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due, which is not placed on non-accrual, is held in a reserve for uncollected interest. The reserve for uncollected interest was $21 thousand and $15 thousand at December 31, 2013 and 2012, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $319 thousand and $119 thousand at December 31, 2013 and 2012, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013				2012
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$1,025	$1,025	$—	13	$3,635	$3,635	$—
Real estate–commercial real estate	3	1,569	1,569	—	5	2,630	2,630	—
Real estate–construction	1	459	459	—	3	1,550	1,550	—

Total	6	$3,053	$3,053	$—	21	$7,815	$7,815	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$448	$448	$—
Real estate–commercial real estate	—	—	—	—	1	124	124	—
Real estate–residential secured for personal purpose	—	—	—	—	1	485	485	—

Total	—	$—	$—	$—	4	$1,057	$1,057	$—

The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for a short-term basis up to one year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	1	$25	2	$1,025
Real estate–commercial real estate	—	—	1	756	—	—	2	813	3	1,569
Real estate–construction	—	—	—	—	—	—	1	459	1	459

Total	1	$1,000	1	$756	—	$—	4	$1,297	6	$3,053

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—	—	$—

	For the Year Ended December 31, 2012
	Interest Only Term Extension		Temporary Payment Reduction		Temporary Payment Suspension		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural*	4	$1,316	6	$452	—	$—	3	$1,867	13	$3,635
Real estate–commercial real estate	3	2,267	1	188	—	—	1	175	5	2,630
Real estate–construction*	3	1,550	—	—	—	—	—	—	3	1,550

Total	10	$5,133	7	$640	—	$—	4	$2,042	21	$7,815

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural**	—	$—	—	$—	2	$448	—	$—	2	$448
Real estate–commercial real estate**	—	—	—	—	1	124	—	—	1	124
Real estate–residential secured for personal purpose	—	—	1	485	—	—	—	—	1	485

Total	—	$—	1	$485	3	$572	—	$—	4	$1,057

*	During 2012, seven accruing troubled debt restructured loans totaling $3.2 million were paid off.
**	During 2012, three nonaccrual troubled debt restructured loans totaling $572 thousand were sold.

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2013		2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—

Total	1	$1,000	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—

Note 6. Premises and Equipment

The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2013	2012
Land and land improvements	$9,987	$8,990
Premises and improvements	35,225	34,164
Furniture and equipment	22,295	20,600

Total cost	67,507	63,754
Less: accumulated depreciation	(33,378)	(30,532)

Net book value	$34,129	$33,222

Note 7. Goodwill and Other Intangible Assets

The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.4 million and $1.6 million, respectively. In 2013, 2012 and 2011, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $83 thousand, $31 thousand and $11 thousand, respectively. The Corporation also has goodwill with a net carrying amount of $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded additional goodwill of $1.3 million and customer related intangibles of $1.3 million related to the John T. Fretz Insurance Agency, Inc. acquisition on May 1, 2013. The Corporation recorded additional goodwill of $3.1 million and customer related intangibles of $989 thousand related to the Javers Group acquisition on May 31, 2012.

The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2013. There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2011 through 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Changes in the carrying amount of the Corporation’s goodwill for the years ended December 31, 2013 and 2012 were as follows:

(Dollars in thousands)
Balance at December 31, 2011	$53,169
Additions:
Javers Group	3,069

Balance at December 31, 2012	56,238
Additions:
John T. Fretz Insurance, Inc.	1,279

Balance at December 31, 2013	$57,517

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2013			At December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$—	$—	$—	$2,201	$2,201	$—
Customer related intangibles	7,513	4,854	2,659	6,250	3,946	2,304
Mortgage servicing rights	10,965	5,446	5,519	8,480	4,328	4,152

Total amortized intangible assets	$18,478	$10,300	$8,178	$16,931	$10,475	$6,456

The estimated aggregate amortization expense for customer related intangibles for each of the five succeeding fiscal years follows:

Year	(Dollars in thousands)	Amount

2014		$848
2015		660
2016		473
2017		356
2018		223
Thereafter		99

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.2 million and $4.2 million at December 31, 2013 and 2012, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.0% to 10.0% at December 31, 2013 and 2012.

Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Beginning balance	$4,152	$2,739	$2,441
Servicing rights capitalized	2,485	2,727	1,555
Amortization of servicing rights	(1,365)	(1,610)	(665)
Changes in valuation allowance	247	296	(592)

Ending balance	$5,519	$4,152	$2,739

Mortgage loans serviced for others	$751,891	$604,801	$418,224

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Beginning balance	$(497)	$(793)	$(201)
Additions	—	—	(592)
Reductions	247	296	—
Direct write-downs	—	—	—

Ending balance	$(250)	$(497)	$(793)

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2014		$837
2015		734
2016		632
2017		541
2018		456
Thereafter		2,319

Note 8. Accrued Interest Receivable and Other Assets

The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2013	2012
Other real estate owned	$1,650	$1,607
Accrued interest receivable	6,262	6,747
Accrued income and other receivables	3,539	2,105
Fair market value of derivative financial instruments	346	1,547
Prepaid FDIC insurance assessments	—	2,426
Other prepaid expenses	9,624	6,004
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	6,632	7,469
Net federal deferred tax assets	12,335	11,650
Other	—	624

Total accrued interest receivable and other assets	$40,388	$40,179

At December 31, 2013 and 2012, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.2 million and $4.1 million at December 31, 2013 and 2012, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2013. Therefore, at December 31, 2013, the FHLB stock is recorded at cost.

Note 9. Income Taxes

The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current:
Federal	$4,172	$2,753	$2,829
State	591	258	334
Deferred:
Federal	922	2,397	1,480
State	11	143	133

	$5,696	$5,551	$4,776

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(11.7)	(12.1)	(14.0)
Increase in value of bank owned life insurance assets	(3.9)	(3.5)	(2.4)
Other, including state income taxes, valuation allowance and rate differential	1.8	1.6	1.6

	21.2%	21.0%	20.2%

During the years ended December 31, 2013 and 2012, the Corporation recorded excess tax benefits resulting from the exercise of employee stock options and restricted stock of $1 thousand and $0 thousand respectively, to additional paid-in capital.

At December 31, 2013, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. The Corporation’s tax years 2010 through 2012 remain subject to federal examination as well as examination by state taxing jurisdictions.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation has a state net operating loss carry-forward of $24.6 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2013 and 2012 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $28 thousand and $78 thousand were reversed and recorded to additional paid-in capital during the years ended December 31, 2013 and 2012, respectively, as a result of unrecognizable restricted stock and non-qualified stock option expense.

The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Loan and lease loss	$8,785	$8,753
Deferred compensation	2,675	2,613
Actuarial adjustments on retirement benefits*	4,568	7,551
Interest on nonaccrual loans	2,268	1,839
State net operating losses	1,743	1,441
Other-than-temporary impairments on equity securities	759	1,218
Alternative minimum tax credits**	1,367	1,590
Net unrealized holding losses on securities available-for-sale*	792	—
Other	280	—

Gross deferred tax assets	23,237	25,005
Valuation allowance	(1,630)	(1,432)

Total deferred tax asset, net of valuation allowance	21,607	23,573

Deferred tax liabilities:
Market discount	1,722	1,624
Retirement plans	5,602	5,100
Intangible assets	2,212	1,567
Net unrealized holding gains on securities available-for-sale and swaps*	—	3,825
Other	—	60

Total deferred tax liabilities	9,536	12,176

Net deferred tax assets	$12,071	$11,397

*	Represents the amount of deferred taxes recorded in accumulated other comprehensive income (loss).
**	The alternative minimum tax credits have an indefinite life.

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

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2013, 2012 and 2011 was $765 thousand, $667 thousand, and $639 thousand, respectively.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not actively offered to new participants. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2013 and 2012 was $661 thousand and $531 thousand, respectively. The expense for 2013 was estimated using a weighted-average discount rate of 3.59%. Expense recorded by the Corporation for the SNQPP for the year ended December 31, 2011 of $463 thousand was more than offset by a reversal in the accrual of $467 thousand related to the passing of one of the participants.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$42,879	$38,374	$2,518	$2,344
Service cost	621	622	86	82
Interest cost	1,712	1,726	118	116
Actuarial (gain) loss	(3,818)	3,755	(313)	55
Benefits paid	(1,801)	(1,598)	(79)	(79)

Benefit obligation at end of year	$39,593	$42,879	$2,330	$2,518

Change in plan assets:
Fair value of plan assets at beginning of year	$34,420	$25,213	$—	$—
Actual return on plan assets	5,764	2,669	—	—
Benefits paid	(1,801)	(1,598)	(79)	(79)
Employer contribution and non-qualified benefit payments	2,164	8,136	79	79

Fair value of plan assets at end of year	40,547	34,420	—	—

Funded status	954	(8,459)	(2,330)	(2,518)
Unrecognized net actuarial loss	14,138	22,576	510	850
Unrecognized prior service costs	(1,590)	(1,825)	(7)	(27)

Net amount recognized	$13,502	$12,292	$(1,827)	$(1,695)

Information for the pension plans with an accumulated benefit obligation in excess of the fair value of plan assets is shown below. The accumulated benefit obligation did not exceed the fair value of plan assets at December 31, 2013 but is shown for comparative purposes.

	At December 31,
(Dollars in thousands)	2013	2012
Projected benefit obligation	$37,912	$41,459
Accumulated benefit obligation	36,683	39,912
Fair value of plan assets	40,547	34,420

The components of net periodic benefit cost were as follows:

	Retirement Plans			Other Postretirement Benefits
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$621	$622	$556	$86	$82	$66
Interest cost	1,712	1,726	1,725	118	116	117
Expected return on plan assets	(2,527)	(2,254)	(1,895)	—	—	—
Amortization of net actuarial loss	1,259	1,147	728	23	23	15
Accretion of prior service cost	(235)	(235)	(235)	(20)	(20)	(20)

Net periodic benefit cost	$830	$1,006	$879	$207	$201	$178

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2014:
Amortization of net actuarial loss	$648	$23
Accretion of prior service cost	(280)	(20)

During 2014, the Corporation expects to contribute approximately $162 thousand to the Retirement Plans and approximately $94 thousand to Other Postretirement Benefits.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2014	$1,927	$94
2015	2,136	97
2016	2,242	98
2017	2,277	98
2018	2,202	99
Years 2019-2023	11,200	521

Weighted-average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Assumed discount rate	4.9%	4.0%	4.9%	4.0%
Assumed salary increase rate	3.0	3.0	—	—

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2013 and 2012 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Assumed discount rate	4.0%	4.5%	4.0%	4.5%
Assumed long-term rate of investment return	7.5	8.0	—	—
Assumed salary increase rate	3.0	3.0	—	—

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

Assumed Health Care Cost Trend Rates	2013	2012	2011
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2015	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	92	(81)

The Corporation’s pension plan asset allocation at December 31, 2013 and 2012, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2013	2012
Asset Category:
Equity securities	64%	59%
Debt securities	35	38
Other	1	3

Total	100%	100%

Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 60%-equity-to-40%-fixed-income mix to achieve the overall expected long-term rate of return of 7.5%. Equity securities do not include any common stock of the Corporation.

The major categories of assets in the Corporation’s pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 18, “Fair Value Disclosures.”

	Fair Value Measurements at December 31,
(Dollars in thousands)	2013	2012
Level 1:
Mutual funds:
U.S. Large Cap	$16,710	$12,880
U.S. Mid Cap	2,169	1,649
U.S. Small Cap	2,341	1,675
International	4,634	4,164
Income	686	899
Short-term investments	650	916
Level 2:
U.S. government obligations	3,790	2,834
Corporate bonds	5,228	4,900
Level 3:
Certificates of deposit	4,339	4,503

Total fair value of plan assets	$40,547	$34,420

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

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2013 and 2012:

(Dollars in thousands)	Balance at December 31, 2012	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases	Maturities / Redemptions	Balance at December 31, 2013
Certificates of deposit	$4,503	$—	$—	$280	$(444)	$4,339

Total Level 3 assets	$4,503	$—	$—	$280	$(444)	$4,339

(Dollars in thousands)	Balance at December 31, 2011	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases	Maturities / Redemptions	Balance at December 31, 2012
Certificates of deposit	$3,589	$—	$(9)	$2,279	$(1,356)	$4,503

Total Level 3 assets	$3,589	$—	$(9)	$2,279	$(1,356)	$4,503

Note 11. Stock-Based Incentive Plan

The Corporation adopted the shareholder approved 2013 Long-Term Incentive Plan to replace the 2003 Long-Term Incentive Plan which expired during April 2013. The 544,517 unissued common shares under the 2003 Long-Term Incentive Plan expired and are no longer available for future grant options or share awards. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees up to 2,000,000 shares of common stock. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the restriction lapses over a three-year period at 33.3 percent per year. There were 2,000,000 share awards available for future grants at December 31, 2013 under the plan. At December 31, 2013, there were 612,050 options to purchase common stock and 185,423 unvested restricted stock awards outstanding under the plan.

The following is a summary of the status of options under the Corporation’s long-term incentive plan:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2013
Outstanding at December 31, 2012	584,349	$20.85
Granted	114,500	16.87
Expired	(75,632)	27.07
Forfeited	(11,167)	17.06
Exercised	—	—

Outstanding at December 31, 2013	612,050	19.41	5.7	$1,329

Exercisable at December 31, 2013	343,391	21.85	3.7	142

There were no stock options exercised during 2011 through 2013. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This broker-assisted exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price or related expenses in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised.

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

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. The following aggregated assumptions were used to estimate the fair value of options granted for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
Expected option life in years	8.9	8.2	7.9
Risk free interest rate	1.99%	1.63%	3.04%
Expected dividend yield	4.74%	5.40%	4.64%
Expected volatility	49.30%	50.74%	49.11%
Fair value of options	$5.32	$4.37	$5.72

Following is a summary of nonvested restricted stock awards at December 31, 2013 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2012	175,008	$16.70
Granted	70,041	16.76
Vested	(30,093)	17.84
Forfeited	(29,533)	17.56

Nonvested share awards at December 31, 2013	185,423	16.40

The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2013	2012	2011
Shares granted	70,041	71,157	58,736
Weighted average grant date fair value	$16.76	$15.29	$17.34
Intrinsic value of awards vested	$505	$625	$183

At December 31, 2013, there was $1.5 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.4 years.

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Stock-based compensation expense:
Stock options	$517	$408	$301
Restricted stock awards	461	859	587
Employee stock purchase plan	38	36	33

Total	$1,016	$1,303	$921

Tax benefit on nonqualified stock option expense and restricted stock awards	$162	$296	$203

There were no modifications or accelerations to options or restricted stock awards during 2011 through 2013.

The Corporation typically issues shares for stock options exercises and grants of restricted stock awards from its treasury stock.

Note 12. Time Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more was $75.9 million at December 31, 2013 and $107.6 million at December 31, 2012, with interest expense of $1.0 million for 2013 and $1.4 million for 2012.

At December 31, 2013, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)
Due in 2014	$36,184
Due in 2015	10,912
Due in 2016	18,311
Due in 2017	7,196
Due in 2018	2,028
Thereafter	1,290

Total	$75,921

Note 13. Borrowings

At December 31, 2013 and 2012, long-term borrowings consisted of the following:

	Balance		Interest Rate
(Dollars in thousands)	2013	2012	2013	2012	Maturity
Subordinated Term Loan Note	$—	$125	—%	1.62%	—
Subordinated Term Loan Note	—	250	—%	1.62%	—
Junior subordinated debt owed to unconsolidated subsidiary trust	—	20,619	—%	3.39%	—

	$ —	$20,994

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $484.1 million. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At December 31, 2013 and 2012, there were no outstanding borrowings with the FHLB. At December 31, 2013 and 2012, the Bank had outstanding short-term letters of credit with the FHLB totaling $35.0 million and $32.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.

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

This redemption was consistent with the capital plan the Corporation submitted to the Federal Reserve and was funded from the Corporation’s existing cash. The Trust Preferred Securities were hedged and the Corporation recognized a loss in May 2013 on the termination of the associated interest rate swap of $1.9 million. The interest rate swap had a maturity date of January 7, 2019.

The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2013 and 2012. There was no outstanding balance at December 31, 2013 or 2012. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2013 and 2012, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to customer repurchase agreements on an overnight basis for the periods indicated:

(Dollars in thousands)	2013	2012	2011
Balance at December 31	$37,256	$96,282	$109,740
Weighted average interest rate at year end	0.07%	0.07%	0.20%
Maximum amount outstanding at any month’s end	$110,228	$117,291	$111,724
Average amount outstanding during the year	$72,211	$106,206	$102,873
Weighted average interest rate during the year	0.06%	0.13%	0.28%

Note 14. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2013	2012	2011
Numerator for basic and diluted earnings per share—income available to common shareholders	$21,189	$20,872	$18,882

Denominator for basic earnings per share—weighted-average shares outstanding	16,605	16,761	16,743
Effect of dilutive securities—employee stock options and awards	70	55	—

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,675	16,816	16,743

Basic earnings per share	$1.28	$1.25	$1.13

Diluted earnings per share	$1.27	$1.24	$1.13

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	546	581	504

Note 15. Accumulated Other Comprehensive (Loss) Income

The following shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) Available-for- Sale Investment Securities	Net Change in Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2010	$884	$320	$(7,970)	$(6,766)
Net Change	6,422	(1,252)	(4,505)	665

Balance, December 31, 2011	7,306	(932)	(12,475)	(6,101)
Net Change	1,038	(309)	(1,548)	(819)

Balance, December 31, 2012	8,344	(1,241)	(14,023)	(6,920)
Net Change	(9,816)	(1,241)	5,540	(3,035)

Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the periods presented:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Statement of Income
	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$3,389	$305	$1,417	Net gain on sales of investment securities
	—	(13)	(16)	Other-than-temporary impairment on equity securities

	3,389	292	1,401	Total before tax
	(1,186)	(102)	(490)	Tax expense

	$2,203	$190	$911	Net of tax

Cash flow hedge derivative:
	$(1,866)	$—	$—	Net loss on interest rate swap

	(1,866)	—	—	Total before tax
	653	—	—	Tax benefit

	$(1,213)	$—	$—	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(1,282)	$(1,170)	$(743)
Accretion of prior service cost included in net periodic pension costs*	255	255	255

	(1,027)	(915)	(488)	Total before tax
	360	320	171	Tax benefit

	$(667)	$(595)	$(317)	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 10, “Retirement Plans and Other Postretirement Benefits” for additional details.)

Note 16. Commitments and Contingencies

Loan commitments are made to accommodate the financial needs of the Bank’s customers. The Bank offers commercial, mortgage, and consumer credit products to its customers in the normal course of business, which are detailed in Note 5. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s locations in Southeastern Pennsylvania. The ability of the customers to repay their credit is, to some extent, dependent upon the economy in the Bank’s market areas. Collateral is obtained based on management’s credit assessment of the customer.

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2013, the maximum potential amount of future payments under letters of credit is $42.3 million. The current carrying amount of the contingent obligation is $420 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2013, the reserve for sold mortgages was $260 thousand.

The Corporation entered into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Corporation will reimburse a portion of the loss borne by the financial institution. The third parties usually have other borrowing relationships with the Corporation. The Corporation monitors overall borrower collateral and performance, and at the end of December 31, 2013, believes sufficient collateral is available to cover potential swap losses. The Corporation pledges cash or securities to cover a portion of the negative fair value of the RPAs, as measured by the participant financial institution. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 5 to 13 years. At December 31, 2013, the notional amount of the RPAs was $22.9 million, with a negative fair value of $1.3 million, of which $690 thousand was pledged to the participant financial institutions as collateral. The maximum potential future payment guaranteed by the Corporation cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2013, the Corporation would have been required to make payments of approximately $1.3 million. The RPA requires the Corporation to reimburse the institution in proportion to the pro rata share of the third party transactions, in the event the third party fails to make a payment to the institution. In exchange, the Corporation receives an agreed-upon fee from the institution for taking this risk. The fee is paid upfront to the Corporation and the Corporation recognizes the fee over the maturity of the loan. The fair value of the guarantee was $80 thousand at December 31, 2013.

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

The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2013:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$533,364
Performance letters of credit	16,786
Financial standby letters of credit	25,315
Other letters of credit	197

At December 31, 2013, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2014	$2,342
2015	2,259
2016	2,143
2017	1,878
2018	1,857
Thereafter	19,121

Total	$29,600

The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Rental expense	$2,304	$2,250	$2,169
Sublease rental income	(278)	(396)	(371)

Net rental expense	$2,026	$1,854	$1,798

Minimum future rental income receivable under subleases from non-cancelable operating leases was $257 thousand at December 31, 2013.

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

On December 23, 2008, the Corporation entered into a cash flow hedge with a notional amount of $20.0 million that had the effect of converting the variable rates on Trust Preferred Securities to a fixed rate. Under the terms of the swap agreement, the Corporation paid a fixed rate of 2.65% and received a floating rate based on the three-month LIBOR with a maturity date of January 7, 2019. During May 2013, the Corporation terminated the swap in conjunction with the submission of a redemption notice to the trustee to redeem the Trust Preferred Securities on July 7, 2013, pursuant to the optional redemption provisions provided in the documents governing the Trust Preferred Securities. See Note 13, “Borrowings” for additional information.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2013 and 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2013
Interest rate locks with customers	$15,176	Other Assets	$321	—	$—
Forward loan sale commitments	17,425	Other Assets	25	—	—

Total	$32,601		$346		$—

At December 31, 2012
Interest rate locks with customers	$51,768	Other Assets	$1,547	—	$—
Forward loan sale commitments	56,263	—	—	Other Liabilities	54

Total	$108,031		$1,547		$54

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2013 and 2012:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2013
Interest rate swap – cash flow hedge	$—	—	$—	—	$—

Total	$—		$—		$—

At December 31, 2012
Interest rate swap – cash flow hedge	$20,000	—	$—	Other Liabilities	$1,909

Total	$20,000		$—		$1,909

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

		For the Years Ended December 31,
(Dollars in thousands)	Statement of Income Classification	2013	2012	2011
Interest rate locks with customers	Net (loss) gain on mortgage banking activities	$(1,226)	$467	$549
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	79	248	(572)

Total		$(1,147)	$715	$(23)

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income	For the Years Ended December 31,
(Dollars in thousands)	Classification	2013	2012	2011
Interest rate swap – cash flow hedge – loss on termination	Net loss on termination of interest rate swap	$(1,866)	$—	$—
Interest rate swap – cash flow hedge – interest payments	Interest expense	124	448	475
Interest rate swap – cash flow hedge – ineffectiveness	Interest expense	—	—	—

Net loss		$(1,990)	$(448)	$(475)

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments for the periods indicated:

	Accumulated Other	For the Years Ended December 31,
(Dollars in thousands)	Comprehensive (Loss) Income	2013	2012	2011
Interest rate swap – cash flow hedge	Fair value, net of taxes	$—	$(1,241)	$(932)

Total		$—	$(1,241)	$(932)

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

Investment Securities

Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange at the close of business at year end. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include securities issued by U.S. Government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, and corporate, municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another servicer a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at December 31, 2013.

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

For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. While the acquisition remains accretive, the adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of December 31, 2013, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

For the John T. Fretz Insurance Agency, Inc. acquisition, the potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the three-year period ending April 30, 2016.

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, classified using the fair value hierarchy:

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,708	$—	$—	$4,708
U.S government corporations and agencies	—	128,148	—	128,148
State and political subdivisions	—	107,657	—	107,657
Residential mortgage-backed securities	—	35,480	—	35,480
Collateralized mortgage obligations	—	7,201	—	7,201
Corporate bonds	—	33,840	—	33,840
Money market mutual funds	16,900	—	—	16,900
Equity securities	2,347	—	—	2,347

Total available-for-sale securities	23,955	312,326	—	336,281
Interest rate locks with customers	—	321	—	321
Forward loan sale commitments	—	25	—	25

Total assets	$23,955	$312,672	$—	$336,627

Liabilities:
Contingent consideration liability	$—	$—	$501	$501

Total liabilities	$—	$—	$501	$501

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,938	$—	$—	$4,938
U.S government corporations and agencies	—	172,142	—	172,142
State and political subdivisions	—	122,168	—	122,168
Residential mortgage-backed securities	—	90,740	—	90,740
Collateralized mortgage obligations	—	27,012	—	27,012
Corporate bonds	—	5,014	—	5,014
Money market mutual funds	4,878	—	—	4,878
Equity securities	2,842	—	—	2,842

Total available-for-sale securities	12,658	417,076	—	429,734
Interest rate locks with customers	—	1,547	—	1,547

Total assets	$12,658	$418,623	$—	$431,281

Liabilities:
Interest rate swap	$—	$1,909	$—	$1,909
Forward loan sale commitments	—	54	—	54
Contingent consideration liability	—	—	903	903

Total liabilities	$—	$1,963	$903	$2,866

At December 31, 2013 and 2012, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2013
Javers Group	$903	$—	$—	$(903)	$—
John T. Fretz Insurance Agency, Inc.	—	454	—	47	501

Total contingent consideration liability	$903	$454	$—	$(856)	$501

	For the Year Ended December 31, 2012
(Dollars in thousands)	Balance at December 31, 2011	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2012
Javers Group	$—	$842	$—	$61	$903

Total contingent consideration liability	$—	$842	$—	$61	$903

The Corporation may be required periodically to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value result usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table presents assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,370	$55,370

Total	$—	$—	$55,370	$55,370

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$44,976	$44,976
Mortgage servicing rights*	—	4,152	—	4,152
Other real estate owned*	—	1,607	—	1,607

Total	$—	$5,759	$44,976	$50,735

*	The fair value was lower than cost, therefore written down to fair value at December 31, 2012. At December 31, 2013, fair value was greater than cost.

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2013 and 2012. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$69,169	$—	$—	$69,169	$69,169
Held-to-maturity securities	—	66,853	—	66,853	66,003
Loans held for sale	—	2,267	—	2,267	2,267
Net loans and leases held for investment	—	—	1,477,945	1,477,945	1,461,620
Mortgage servicing rights	—	7,188	—	7,188	5,519
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$69,169	$77,958	$1,477,945	$1,625,072	$1,606,228

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,573,709	$—	$—	$1,573,709	$1,573,709
Time deposits	—	268,909	—	268,909	270,789

Total deposits	1,573,709	268,909	—	1,842,618	1,844,498
Short-term borrowings	—	35,687	—	35,687	37,256

Total liabilities	$1,573,709	$304,596	$—	$1,878,305	$1,881,754

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,357)	$—	$(1,357)	$—

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$146,112	$—	$—	$146,112	$146,112
Held-to-maturity securities	—	71,327	—	71,327	69,845
Loans held for sale	—	4,653	—	4,653	4,530
Net loans and leases held for investment	—	—	1,433,990	1,433,990	1,412,140

Total assets	$146,112	$75,980	$1,433,990	$1,656,082	$1,632,627

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,533,822	$—	$—	$1,533,822	$1,533,822
Time deposits	—	334,164	—	334,164	331,511

Total deposits	1,533,822	334,164	—	1,867,986	1,865,333
Short-term borrowings	—	94,066	—	94,066	96,282
Long-term borrowings	—	20,965	—	20,965	20,994

Total liabilities	$1,533,822	$449,195	$—	$1,983,017	$1,982,609

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,286)	$—	$(1,286)	$—

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

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2013 and 2012.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2013, impaired loans held for investment had a carrying amount of $58.3 million with a valuation allowance of $3.0 million. At December 31, 2012, impaired loans held for investment had a carrying amount of $45.2 million with a valuation allowance of $208 thousand.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2013, mortgage servicing rights had a carrying amount of $5.8 million with a valuation allowance of $250 thousand. At December 31, 2012, mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $497 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2013. There was no goodwill impairment and no material impairment of identifiable intangibles recorded.

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

A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance
Accrued at January 1, 2013	$—
Restructuring charge	437
Payments	(432)
Adjustment of restructuring charge	(5)

Accrued at December 31, 2013	$—

Note 20. Share Repurchase Plans

During 2007, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 643,782 shares of common stock. During the nine months ended September 30, 2013, the Corporation repurchased 540,285 shares at a cost of $9.9 million under the 2007 plan. At September 30, 2013, this share repurchase plan was substantially completed.

On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 thousand shares, or approximately 5% of the shares outstanding.

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

The Corporation did not repurchase any shares under the 2013 plan during the three months ended December 31, 2013. At December 31, 2013, total shares outstanding were 16,287,812.

Note 21. Regulatory Matters

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

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00
At December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,504	15.62%	$140,631	8.00%	$175,788	10.00%
Bank	246,861	14.22	138,841	8.00	173,552	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	252,240	14.35	70,315	4.00	105,473	6.00
Bank	225,126	12.97	69,421	4.00	104,131	6.00
Tier 1 Capital (to Average Assets):
Corporation	252,240	11.47	87,934	4.00	109,918	5.00
Bank	225,126	10.31	87,310	4.00	109,137	5.00

On May 14, 2013, the Corporation submitted a redemption notice to the trustee to redeem all of the outstanding capital securities issued by Univest Capital Trust I, with a redemption date of July 7, 2013. This is the primary reason that the Corporation’s regulatory capital ratios declined when comparing December 31, 2013 to December 31, 2012. Additionally, during the second quarter of 2013, the Bank’s subsidiary, Delview, Inc., called its preferred stock of $15.0 million, which qualified as Tier 1 Capital at the Bank as “Qualifying Noncontrolling (Minority) Interests in Consolidated Subsidiaries.” This is the primary reason that the Bank’s regulatory capital ratios declined when comparing December 31, 2013 to December 31, 2012.

At December 31, 2013 and December 31, 2012, management believes that the Corporation and the Bank met all capital adequacy requirements to which they were subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2013, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements are effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. The Corporation and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Corporation and the Bank.

Dividend and Other Restrictions

The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.

The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2014 without approval of the Federal Reserve Board of Governors of approximately $3.8 million plus an additional amount equal to the Bank’s net profits for 2014 up to the date of any such dividend declaration.

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

Note 22. Related Party Transactions

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

The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2013:

(Dollars in thousands)
Balance at January 1, 2013	$22,884
Additions	22,882
Amounts collected and other reductions	(17,964)

Balance at December 31, 2013	$27,802

The Corporation paid $16 thousand during 2013 to Penn Foundation Inc. for the Employee Assistance Program, in the normal course of business on substantially the same terms as available for others. Margaret Zook, a director of the Corporation, is on the Board of Directors of Penn Foundation Inc.

The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2013
Commitments to extend credit	$12,533
Standby and commercial letters of credits	256
Deposits received	15,803

Note 23. Condensed Financial Information—Parent Company Only

Condensed financial statements of the Corporation, parent company only, follow:

	At December 31,
(Dollars in thousands)	2013	2012
Balance Sheets
Assets:
Cash and due from banks	$2,999	$12,556
Investments in securities	2,347	2,842
Investments in subsidiaries, at equity in net assets:
Bank	271,147	277,107
Non-banks	—	15,020
Other assets	17,658	19,659

Total assets	$294,151	$327,184

Liabilities:
Dividends payable	$3,257	$—
Subordinated capital notes	—	375
Junior subordinated debt owed to unconsolidated subsidiary trust	—	20,619
Other liabilities	10,388	21,913

Total liabilities	13,645	42,907

Shareholders’ equity	280,506	284,277

Total liabilities and shareholders’ equity	$294,151	$327,184

	For the Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Income
Dividends from bank	$18,482	$20,482	$12,482
Dividends from non-banks	—	1,200	1,190
Other-than-temporary impairment on equity securities	—	(13)	(16)
Net gain on sales of securities	644	70	58
Loss on termination of interest rate swap	(1,866)	—	—
Other income	18,306	17,463	14,986

Total operating income	35,566	39,202	28,700
Operating expenses	19,203	18,323	16,946

Income before income tax benefit and equity in undistributed income (loss) income of subsidiaries	16,363	20,879	11,754
Income tax benefit	(903)	(143)	(547)

Income before equity in undistributed income (loss) of subsidiaries	17,266	21,022	12,301
Equity in undistributed income (loss) of subsidiaries:
Bank	3,929	(140)	6,576
Non-banks	(6)	(10)	5

Net income	$21,189	$20,872	$18,882

	For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Cash Flows
Cash flows from operating activities:
Net income	$21,189	$20,872	$18,882
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,923)	150	(6,581)
Other-than-temporary impairment on equity securities	—	13	16
Net gain on sales of securities	(644)	(70)	(58)
Loss on termination of interest rate swap	1,866	—	—
Bank owned life insurance (income) expense	(1,070)	(255)	18
Depreciation of premises and equipment	344	358	341
Stock based compensation	978	1,267	888
Contributions to pension and other postretirement benefit plans	(2,243)	(8,215)	(2,325)
Decrease (increase) in other assets	671	6,270	(1,746)
(Decrease) increase in other liabilities	(2,426)	2,451	2,613

Net cash provided by operating activities	14,742	22,841	12,048

Cash flows from investing activities:
Proceeds from sales of securities	1,244	2,666	7,127
Purchases of investment securities	—	—	(2,525)
Liquidation of subsidiary, net of cash acquired	15,011	1,096	—
Proceeds from bank owned life insurance	772	178	—
Other, net	(713)	1,280	(196)

Net cash provided by investing activities	16,314	5,220	4,406

Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	—	—	(40)
Repayment of long-term debt	(375)	(1,500)	(1,500)
Payment for repurchase of trust preferred securities	(20,619)	—	—
Purchases of treasury stock	(12,012)	(2,319)	(1,928)
Stock issued under dividend reinvestment and employee stock purchase plans	2,422	2,515	2,287
Cash dividends paid	(10,029)	(16,755)	(13,367)

Net cash used in financing activities	(40,613)	(18,059)	(14,548)

Net (decrease) increase in cash and due from financial institutions	(9,557)	10,002	1,906
Cash and due from financial institutions at beginning of year	12,556	2,554	648

Cash and due from financial institutions at end of year	$2,999	$12,556	$2,554

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$754	$1,194	$1,211
Income tax, net of refunds received	5,017	1,180	4,445

Note 24. Quarterly Financial Data (Unaudited)

The unaudited results of operations for the quarters for the years ended December 31, 2013 and 2012 were as follows:

(Dollars in thousands, except per share data)
2013 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$19,172	$19,457	$19,461	$19,489
Interest expense	1,080	1,138	1,353	1,546

Net interest income	18,092	18,319	18,108	17,943
Provision for loan and lease losses	1,614	4,094	3,446	2,074

Net interest income after provision for loan and lease losses	16,478	14,225	14,662	15,869
Noninterest income	11,116	13,202	10,991	11,475
Noninterest expense	21,623	19,988	19,286	20,236

Income before income taxes	5,971	7,439	6,367	7,108
Income taxes	1,049	1,400	1,537	1,710

Net income	$4,922	$6,039	$4,830	$5,398

Per share data:
Basic	$0.30	$0.36	$0.29	$0.32

Diluted	$0.30	$0.36	$0.29	$0.32

Dividends per share	$0.20	$0.20	$0.20	$0.20

2012 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$19,988	$19,977	$20,258	$20,431
Interest expense	1,838	1,958	2,111	2,267

Net interest income	18,150	18,019	18,147	18,164
Provision for loan and lease losses	2,382	2,210	1,343	4,100

Net interest income after provision for loan and lease losses	15,768	15,809	16,804	14,064
Noninterest income	10,378	10,861	8,000	11,021
Noninterest expense	19,712	19,058	18,636	18,876

Income before income taxes	6,434	7,612	6,168	6,209
Income taxes	1,358	1,842	1,405	946

Net income	$5,076	$5,770	$4,763	$5,263

Per share data:
Basic	$0.30	$0.34	$0.28	$0.31

Diluted	$0.30	$0.34	$0.28	$0.31

Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, using the criteria set forth in Internal Control – Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2013 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, as stated in their reports, which are included herein.

There were no changes to the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to affect, the Corporation’s control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Univest Corporation of Pennsylvania:

We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 4, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Registrant’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 15, 2014 (2014 Proxy), under the headings: “Election of Directors and Alternate Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure” and “Nominating and Governance Committee of the Board.”

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

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Registrant’s 2014 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Registrant’s 2014 Proxy under the heading, “Beneficial Ownership of Directors and Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Registrant’s 2014 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Registrant’s 2014 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

[Item 15(a) 1. & 2.]

Annual Report to Shareholders

Certain financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO EXHIBITS

[Item 15(a) 3. and 15(b)]

Description

(3.1)	Amended and Restated Articles of Incorporation

(3.2)	Amended By-Laws

(4.1)	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

(10.1)*	Univest Corporation of Pennsylvania 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A of Form DEF14A, filed with the SEC on March 15, 2013.

(21)	Subsidiaries of the Registrant

(23.1)	Consent of independent registered public accounting firm, KPMG LLP

(31.1)	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a compensatory plan or agreement.
**	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM S. AICHELE	Chairman and Director	March 4, 2014
William S. Aichele

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2014

/s/ DOUGLAS C. CLEMENS	Director	March 4, 2014
Douglas C. Clemens

/s/ R. LEE DELP	Director	March 4, 2014
R. Lee Delp

/s/ H. PAUL LEWIS	Director	March 4, 2014
H. Paul Lewis

/s/ WILLIAM G. MORRAL	Director	March 4, 2014
William G. Morral

/s/ K. LEON MOYER	Vice Chairman	March 4, 2014
K. Leon Moyer

/s/ THOMAS SCANNAPIECO	Director	March 4, 2014
Thomas Scannapieco

/s/ MARK A. SCHLOSSER	Director	March 4, 2014
Mark A. Schlosser

/s/ P. GREGORY SHELLY	Director	March 4, 2014
P. Gregory Shelly

/s/ MARGARET K. ZOOK	Director	March 4, 2014
Margaret K. Zook