Form 10-Q
period 2014-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2014-05-09
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,242,580
(Title of Class)	(Number of shares outstanding at April 30, 2014)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2014	At December 31, 2013
ASSETS
Cash and due from banks	$44,454	$32,646
Interest-earning deposits with other banks	27,673	36,523
Investment securities held-to-maturity (fair value $66,683 and $66,853 at March 31, 2014 and December 31, 2013, respectively)	65,796	66,003
Investment securities available-for-sale	315,928	336,281
Loans held for sale	1,856	2,267
Loans and leases held for investment	1,560,446	1,541,484
Less: Reserve for loan and lease losses	(24,567)	(24,494)

Net loans and leases held for investment	1,535,879	1,516,990

Premises and equipment, net	34,078	34,129
Goodwill	64,326	57,517
Other intangibles, net of accumulated amortization and fair value adjustments of $10,977 and $10,300 at March 31, 2014 and December 31, 2013, respectively	11,955	8,178
Bank owned life insurance	61,015	60,637
Accrued interest receivable and other assets	38,234	40,388

Total assets	$2,201,194	$2,191,559

LIABILITIES
Noninterest-bearing deposits	$426,430	$411,714
Interest-bearing deposits:
Demand deposits	597,234	625,845
Savings deposits	548,760	536,150
Time deposits	267,336	270,789

Total deposits	1,839,760	1,844,498

Customer repurchase agreements	41,486	37,256
Accrued interest payable and other liabilities	36,652	29,299

Total liabilities	1,917,898	1,911,053

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2014 and December 31, 2013; 18,266,404 shares issued at March 31, 2014 and December 31, 2013; 16,249,152 and 16,287,812 shares outstanding at March 31, 2014 and December 31, 2013, respectively	91,332	91,332
Additional paid-in capital	61,708	62,417
Retained earnings	175,080	172,602
Accumulated other comprehensive loss, net of tax benefit	(8,202)	(9,955)
Treasury stock, at cost; 2,017,252 and 1,978,592 shares at March 31, 2014 and December 31, 2013, respectively	(36,622)	(35,890)

Total shareholders’ equity	283,296	280,506

Total liabilities and shareholders’ equity	$2,201,194	$2,191,559

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest income
Interest and fees on loans and leases:
Taxable	$15,560	$15,942
Exempt from federal income taxes	1,375	1,114

Total interest and fees on loans and leases	16,935	17,056

Interest and dividends on investment securities:
Taxable	1,051	1,372
Exempt from federal income taxes	946	1,026
Other interest income	14	35

Total interest income	18,946	19,489

Interest expense
Interest on deposits	992	1,240
Interest on short-term borrowings	6	17
Interest on long-term borrowings	—	289

Total interest expense	998	1,546

Net interest income	17,948	17,943
Provision for loan and lease losses	1,475	2,074

Net interest income after provision for loan and lease losses	16,473	15,869

Noninterest income
Trust fee income	1,899	1,734
Service charges on deposit accounts	1,014	1,086
Investment advisory commission and fee income	3,049	1,896
Insurance commission and fee income	3,332	2,523
Other service fee income	1,807	1,698
Bank owned life insurance income	378	504
Net gain on sales of investment securities	142	185
Net gain on mortgage banking activities	349	1,696
Other	171	153

Total noninterest income	12,141	11,475

Noninterest expense
Salaries and benefits	10,671	9,860
Commissions	1,590	2,115
Net occupancy	1,754	1,399
Equipment	1,334	1,182
Professional fees	852	767
Marketing and advertising	361	365
Deposit insurance premiums	379	392
Intangible expenses	760	209
Restructuring charges	—	539
Other	3,182	3,408

Total noninterest expense	20,883	20,236

Income before income taxes	7,731	7,108
Income taxes	2,005	1,710

Net income	$5,726	$5,398

Net income per share:
Basic	$.35	$.32
Diluted	.35	.32
Dividends declared	.20	.20

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$7,731	$2,005	$5,726	$7,108	$1,710	$5,398
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,750	963	1,787	(1,404)	(491)	(913)
Less: reclassification adjustment for net gains on sales realized in net income	(142)	(50)	(92)	(185)	(65)	(120)

Total net unrealized gains (losses) on available-for-sale investment securities	2,608	913	1,695	(1,589)	(556)	(1,033)
Cash flow hedge derivative:
Net change in fair value of interest rate swap	—	—	—	162	57	105

Total cash flow hedge derivative	—	—	—	162	57	105
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	164	57	107	292	102	190
Less: accretion of prior service cost included in net periodic pension costs	(75)	(26)	(49)	(64)	(23)	(41)

Total defined benefit pension plans	89	31	58	228	79	149

Other comprehensive income (loss)	2,697	944	1,753	(1,199)	(420)	(779)

Total comprehensive income	$10,428	$2,949	$7,479	$5,909	$1,290	$4,619

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	16,287,812	$(9,955)	$91,332	$62,417	$172,602	$(35,890)	$280,506
Net income					5,726		5,726
Other comprehensive income, net of income tax		1,753					1,753
Cash dividends declared ($0.20 per share)					(3,248)		(3,248)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	44,696			15		861	876
Repurchase of cancelled restricted stock awards	(13,625)			235		(235)	—
Stock-based compensation				390			390
Purchases of treasury stock	(144,035)					(2,707)	(2,707)
Restricted stock awards granted	74,304			(1,349)		1,349	—

Balance at March 31, 2014	16,249,152	$(8,202)	$91,332	$61,708	$175,080	$(36,622)	$283,296

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Three Months Ended March 31, 2013
Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277
Net income					5,398		5,398
Other comprehensive loss, net of income tax benefit		(779)					(779)
Cash dividends declared ($0.20 per share)					(3,358)		(3,358)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	48,907				(32)	869	837
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				77			77
Net tax deficiency on stock-based compensation				(11)			(11)
Purchases of treasury stock	(96,952)					(1,657)	(1,657)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at March 31, 2013	16,762,695	$(7,699)	$91,332	$61,512	$166,739	$(27,100)	$284,784

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$5,726	$5,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,475	2,074
Depreciation of premises and equipment	734	738
Net gain on sales of investment securities	(142)	(185)
Net gain on mortgage banking activities	(349)	(1,696)
Bank owned life insurance income	(378)	(504)
Stock-based compensation	390	77
Intangibles expense	760	209
Other adjustments to reconcile net income to cash provided by operating activities	559	(85)
Originations of loans held for sale	(17,347)	(82,585)
Proceeds from the sale of loans held for sale	18,022	85,435
Contributions to pension and other postretirement benefit plans	(56)	(30)
Decrease (increase) in accrued interest receivable and other assets	1,761	(3,851)
Increase (decrease) in accrued interest payable and other liabilities	1,495	(2,580)

Net cash provided by operating activities	12,650	2,415

Cash flows from investing activities:
Net cash paid due to acquisitions	(5,393)	—
Net capital expenditures	(662)	(101)
Proceeds from maturities and calls of securities available-for-sale	23,731	13,106
Proceeds from sales of securities available-for-sale	18,609	10,215
Purchases of investment securities available-for-sale	(19,517)	(34,679)
Net increase in loans and leases	(20,364)	(8,582)
Net decrease in interest-earning deposits	8,850	4,464

Net cash provided by (used in) investing activities	5,254	(15,577)

Cash flows from financing activities:
Net decrease in deposits	(4,738)	(50,723)
Net increase in short-term borrowings	3,729	7,994
Repayment of subordinated debt	—	(375)
Purchases of treasury stock	(2,707)	(1,657)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	876	837
Cash dividends paid	(3,256)	—

Net cash used in financing activities	(6,096)	(43,924)

Net increase (decrease) in cash and due from banks	11,808	(57,086)
Cash and due from banks at beginning of year	32,646	98,399

Cash and due from banks at end of period	$44,454	$41,313

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,251	$2,043
Cash paid for income taxes, net of refunds received	36	76
Non cash transactions:
Noncash transfer of loans to other real estate owned	$—	$1,729
Contingent consideration recorded as goodwill	5,469	—

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 4, 2014.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) regarding reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU was issued to eliminate diversity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014, or January 1, 2015 for the Corporation. The Corporation does not anticipate the adoption of this guidance will have a material impact on its financial statements but will result in expanded disclosures effective March 31, 2015.

Note 2. Acquisition

On January 27, 2014, the Corporation completed the acquisition of Girard Partners, a registered investment advisory firm with more than $500 million in assets under management. The Corporation increased its assets under management to over $3.0 billion at the acquisition date and expanded its advisory capabilities.

The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018 based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next five years. As a result of the Girard Partners acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method.

Note 3. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2014 and December 31, 2013, by contractual maturity within each type:

	At March 31, 2014				At December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$15,138	$155	$—	$15,293	$11,148	$122	$—	$11,270
After 1 year to 5 years	50,658	838	(106)	51,390	54,855	992	(264)	55,583

	65,796	993	(106)	66,683	66,003	1,114	(264)	66,853

Total	$65,796	$993	$(106)	$66,683	$66,003	$1,114	$(264)	$66,853

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,968	$—	$(221)	$4,747	$4,966	$—	$(258)	$4,708

	4,968	—	(221)	4,747	4,966	—	(258)	4,708

U.S. government corporations and agencies:
Within 1 year	1,000	1	—	1,001	5,999	16	—	6,015
After 1 year to 5 years	112,733	59	(887)	111,905	112,989	114	(1,226)	111,877
After 5 years to 10 years	10,782	—	(302)	10,480	10,816	—	(560)	10,256

	124,515	60	(1,189)	123,386	129,804	130	(1,786)	128,148

State and political subdivisions:
Within 1 year	1,565	5	—	1,570	1,564	13	—	1,577
After 1 year to 5 years	9,023	14	(28)	9,009	5,305	14	(29)	5,290
After 5 years to 10 years	44,879	996	(436)	45,439	41,974	710	(698)	41,986
Over 10 years	50,277	1,718	(116)	51,879	57,899	1,227	(322)	58,804

	105,744	2,733	(580)	107,897	106,742	1,964	(1,049)	107,657

Residential mortgage-backed securities:
After 5 years to 10 years	9,992	—	(176)	9,816	10,008	5	(53)	9,960
Over 10 years	11,768	29	(15)	11,782	25,721	20	(221)	25,520

	21,760	29	(191)	21,598	35,729	25	(274)	35,480

Collateralized mortgage obligations:
After 1 year to 5 years	41	—	—	41	73	—	—	73
Over 10 years	7,080	51	(202)	6,929	7,341	40	(253)	7,128

	7,121	51	(202)	6,970	7,414	40	(253)	7,201

Corporate bonds:
After 1 year to 5 years	20,999	66	(303)	20,762	18,838	52	(411)	18,479
After 5 years to 10 years	16,210	3	(635)	15,578	16,474	4	(1,117)	15,361

	37,209	69	(938)	36,340	35,312	56	(1,528)	33,840

Money market mutual funds:
No stated maturity	12,589	—	—	12,589	16,900	—	—	16,900

	12,589	—	—	12,589	16,900	—	—	16,900

Equity securities:
No stated maturity	1,679	722	—	2,401	1,679	668	—	2,347

	1,679	722	—	2,401	1,679	668	—	2,347

Total	$315,585	$3,664	$(3,321)	$315,928	$338,546	$2,883	$(5,148)	$336,281

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at March 31, 2014 and December 31, 2013 do not represent other-than-temporary impairments.

Securities with a carrying value of $247.5 million and $271.1 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
Proceeds from sales	$18,609	$10,215
Gross realized gains on sales	142	185
Gross realized losses on sales	—	—
Tax expense related to net realized gains on sales	50	65

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2014
U.S. treasuries	$4,747	$(221)	$—	$—	$4,747	$(221)
U.S. government corporations and agencies	102,261	(1,189)	—	—	102,261	(1,189)
State and political subdivisions	25,049	(580)	—	—	25,049	(580)
Residential mortgage-backed securities	20,439	(191)	—	—	20,439	(191)
Collateralized mortgage obligations	4,014	(202)	—	—	4,014	(202)
Corporate bonds	46,237	(1,044)	—	—	46,237	(1,044)

Total	$202,747	$(3,427)	$—	$—	$202,747	$(3,427)

At December 31, 2013
U.S. treasuries	$4,708	$(258)	$—	$—	$4,708	$(258)
U.S. government corporations and agencies	101,813	(1,786)	—	—	101,813	(1,786)
State and political subdivisions	30,233	(1,049)	—	—	30,233	(1,049)
Residential mortgage-backed securities	29,444	(274)	—	—	29,444	(274)
Collateralized mortgage obligations	4,091	(253)	—	—	4,091	(253)
Corporate bonds	46,499	(1,792)	—	—	46,499	(1,792)

Total	$216,788	$(5,412)	$—	$—	$216,788	$(5,412)

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
Commercial, financial and agricultural	$448,727	$422,816
Real estate-commercial	613,229	600,353
Real estate-construction	70,870	90,493
Real estate-residential secured for business purpose	36,996	37,319
Real estate-residential secured for personal purpose	152,136	149,164
Real estate-home equity secured for personal purpose	94,239	95,345
Loans to individuals	36,821	40,000
Lease financings	107,428	105,994

Total loans and leases held for investment, net of deferred income	$1,560,446	$1,541,484

Unearned lease income, included in the above table	$(14,121)	$(14,439)
Net deferred costs, included in the above table	2,885	2,744
Overdraft deposits included in the above table	51	62

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2014
Commercial, financial and agricultural	$1,397	$13	$473	$1,883	$446,844	$448,727	$15
Real estate—commercial real estate and construction:
Commercial real estate	1,661	560	1,558	3,779	609,450	613,229	—
Construction	—	—	8,337	8,337	62,533	70,870	—
Real estate—residential and home equity:
Residential secured for business purpose	331	—	161	492	36,504	36,996	—
Residential secured for personal purpose	1,139	55	736	1,930	150,206	152,136	312
Home equity secured for personal purpose	461	26	77	564	93,675	94,239	—
Loans to individuals	556	225	206	987	35,834	36,821	206
Lease financings	2,086	319	327	2,732	104,696	107,428	48

Total	$7,631	$1,198	$11,875	$20,704	$1,539,742	$1,560,446	$581

At December 31, 2013
Commercial, financial and agricultural	$386	$922	$2,904	$4,212	$418,604	$422,816	$12
Real estate—commercial real estate and construction:
Commercial real estate	148	262	4,932	5,342	595,011	600,353	—
Construction	—	—	8,742	8,742	81,751	90,493	—
Real estate—residential and home equity:
Residential secured for business purpose	87	276	161	524	36,795	37,319	—
Residential secured for personal purpose	1,370	—	617	1,987	147,177	149,164	—
Home equity secured for personal purpose	278	97	100	475	94,870	95,345	23
Loans to individuals	445	193	319	957	39,043	40,000	319
Lease financings	2,182	455	389	3,026	102,968	105,994	59

Total	$4,896	$2,205	$18,164	$25,265	$1,516,219	$1,541,484	$413

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at March 31, 2014 and December 31, 2013:

	At March 31, 2014				At December 31, 2013
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$3,155	$1,241	$15	$4,411	$4,253	$1,329	$12	$5,594
Real estate—commercial real estate and construction:
Commercial real estate	4,590	3,298	—	7,888	8,091	4,271	—	12,362
Construction	9,153	2,497	—	11,650	9,159	2,307	—	11,466
Real estate—residential and home equity:
Residential secured for business purpose	1,079	—	—	1,079	224	—	—	224
Residential secured for personal purpose	952	—	312	1,264	1,101	—	—	1,101
Home equity secured for personal purpose	77	—	—	77	77	—	23	100
Loans to individuals	2	—	206	208	—	36	319	355
Lease financings	279	—	48	327	330	—	59	389

Total	$19,287	$7,036	$581	$26,904	$23,235	$7,943	$413	$31,591

*	Includes nonaccrual troubled debt restructured loans and lease modifications of $2.3 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2014 and December 31, 2013.

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

1.	Cash Secured – No credit risk

2.	Fully Secured – Negligible credit risk

3.	Strong – Minimal credit risk

4.	Satisfactory – Nominal credit risk

5.	Acceptable – Moderate credit risk

6.	Pre-Watch – Marginal, but stable credit risk

7.	Special Mention – Potential weakness

8.	Substandard – Well-defined weakness

9.	Doubtful – Collection in-full improbable

10.	Loss – Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate — Commercial	Real Estate — Construction	Real Estate — Residential Secured for Business Purpose	Total
At March 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,655	$—	$1,871	$—	$6,526
3. Strong	7,884	11,320	3,249	—	22,453
4. Satisfactory	24,807	16,729	8,246	254	50,036
5. Acceptable	274,131	394,281	40,468	26,546	735,426
6. Pre-watch	94,338	116,882	4,393	4,652	220,265
7. Special Mention	12,248	15,353	1,808	2,307	31,716
8. Substandard	30,664	58,664	10,835	3,237	103,400
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—

Total	$448,727	$613,229	$70,870	$36,996	$1,169,822

At December 31, 2013
Grade:
1. Cash secured/ 2. Fully secured	$4,763	$2,014	$1,682	$—	$8,459
3. Strong	6,051	8,515	4,300	—	18,866
4. Satisfactory	34,650	17,758	1,500	261	54,169
5. Acceptable	251,203	384,061	54,464	26,694	716,422
6. Pre-watch	84,201	113,181	16,084	5,884	219,350
7. Special Mention	10,095	19,445	—	1,841	31,381
8. Substandard	31,508	55,331	12,463	2,639	101,941
9. Doubtful	345	48	—	—	393
10.Loss	—	—	—	—	—

Total	$422,816	$600,353	$90,493	$37,319	$1,150,981

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

(Dollars in thousands)	Real Estate — Residential Secured for Personal Purpose	Real Estate — Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2014
Performing	$150,872	$94,162	$36,613	$107,101	$388,748
Nonperforming	1,264	77	208	327	1,876

Total	$152,136	$94,239	$36,821	$107,428	$390,624

At December 31, 2013
Performing	$148,063	$95,245	$39,645	$105,605	$388,558
Nonperforming	1,101	100	355	389	1,945

Total	$149,164	$95,345	$40,000	$105,994	$390,503

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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the Southeastern Pennsylvania market area at conservative loan-to-value ratios and often with a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(1,439)	(57)	(15)	(80)	(223)	(147)	N/A	(1,961)
Recoveries	45	370	3	1	78	62	N/A	559
Provision (recovery of provision)	1,152	154	6	16	49	95	3	1,475

Ending balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567

Three Months Ended March 31, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,071)	(382)	(50)	(4)	(180)	(159)	N/A	(1,846)
Recoveries	48	6	8	2	34	150	N/A	248
Provision (recovery of provision)	1,312	892	(18)	(186)	95	41	(62)	2,074

Ending balance	$11,883	$8,023	$579	$792	$628	$1,358	$1,959	$25,222

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2014
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$1,022	$17	$533	$—	$—	$—	$ N/A	$1,572
Ending balance: collectively evaluated for impairment	8,525	9,230	523	1,221	598	1,295	1,603	22,995

Total ending balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,931	$36,849	$2,629	$1,029	$2	$—		$53,440
Ending balance: collectively evaluated for impairment	435,796	647,250	34,367	245,346	36,819	107,428		1,507,006

Total ending balance	$448,727	$684,099	$36,996	$246,375	$36,821	$107,428		$1,560,446

N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At March 31, 2013
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$252	$—	$—	$—	$—	$—	$	N/A	$252
Ending balance: collectively evaluated for impairment	11,631	8,023	579	792	628	1,358		1,959	24,970

Total ending balance	$11,883	$8,023	$579	$792	$628	$1,358		$1,959	$25,222

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$2,297	$38,209	$171	$827	$41	$—			$41,545
Ending balance: collectively evaluated for impairment	466,140	592,837	31,584	226,059	41,740	87,470			1,445,830

Total ending balance	$468,437	$631,046	$31,755	$226,886	$41,781	$87,470			$1,487,375

N/A – Not applicable

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2014 and December 31, 2013:

	At March 31, 2014			At December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$9,143	$9,400		$10,890	$11,749
Real estate—commercial real estate	22,829	24,516		28,883	35,700
Real estate—construction	12,541	14,724		12,357	14,540
Real estate—residential secured for business purpose	976	978		224	235
Real estate—residential secured for personal purpose	952	1,037		131	131
Real estate—home equity secured for personal purpose	77	77		77	77
Loans to individuals	2	2		36	54

Total impaired loans with no allowance recorded	$46,520	$50,734		$52,598	$62,486

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$3,788	$4,375	$1,022	$3,215	$3,272	$2,398
Real estate—commercial real estate	1,479	1,479	17	—	—	—
Real estate—residential secured for business purpose	1,653	1,665	533	1,550	1,550	501
Real estate—residential secured for personal purpose	—	—	—	970	976	64

Total impaired loans with an allowance recorded	$6,920	$7,519	$1,572	$5,735	$5,798	$2,963

Total impaired loans:
Commercial, financial and agricultural	$12,931	$13,775	$1,022	$14,105	$15,021	$2,398
Real estate—commercial real estate	24,308	25,995	17	28,883	35,700	—
Real estate—construction	12,541	14,724	—	12,357	14,540	—
Real estate—residential secured for business purpose	2,629	2,643	533	1,774	1,785	501
Real estate—residential secured for personal purpose	952	1,037	—	1,101	1,107	64
Real estate—home equity secured for personal purpose	77	77	—	77	77	—
Loans to individuals	2	2	—	36	54	—

Total impaired loans	$53,440	$58,253	$1,572	$58,333	$68,284	$2,963

Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $27.4 million and $27.5 million at March 31, 2014 and December 31, 2013, respectively. Specific reserves on other accruing impaired loans were $739 thousand and $1.6 million at March 31, 2014 and December 31, 2013, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$14,075	$127	$65	$2,884	$8	$39
Real estate—commercial real estate	25,957	282	94	23,958	155	225
Real estate—construction	12,500	42	124	15,844	28	184
Real estate—residential secured for business purpose	2,058	16	20	184	—	3
Real estate—residential secured for personal purpose	1,029	—	14	803	—	12
Real estate—home equity secured for personal purpose	77	—	1	6	—	—
Loans to individuals	10	—	—	46	1	—

Total	$55,706	$467	$318	$43,725	$192	$463

*	Includes interest income recognized on a cash basis for nonaccrual loans of $23 thousand and $6 thousand for the three months ended March 31, 2014 and 2013, respectively and interest income recognized on the accrual method for accruing impaired loans of $444 thousand and $186 thousand for the three months ended March 31, 2014 and 2013, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(Dollars in thousands)	Number of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:

Total	—	$—	$—	$—	—	$—	$—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$50	$50	$—	—	—	—	—
Real estate—residential secured for business purpose	2	688	688	—	—	—	—	—

Total	3	$738	$738	$—	—	$—	$—	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2014. There were no troubled debt loan restructurings during the three months ended March 31, 2013.

	Three Months Ended March 31, 2014
	Interest Rate Reduction		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$50	—	$—	1	$50
Real estate—residential secured for business purpose	1	55	1	633	2	688

Total	2	$105	1	$633	3	$738

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	3	$230

Total	—	$—	3	$230

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—

Note 5. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.2 million at both March 31, 2014 and December 31, 2013. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.1% to 10.0% at March 31, 2014 and 5.0% to 10.0% at December 31, 2013.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Beginning of period	$5,519	$4,152
Servicing rights capitalized	123	768
Amortization of servicing rights	(243)	(431)
Changes in valuation allowance	7	234

End of period	$5,406	$4,723

Mortgage loans serviced for others	$753,561	$648,621

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Valuation allowance, beginning of period	$(250)	$(497)
Additions	—	—
Reductions	7	234
Direct write-downs	—	—

Valuation allowance, end of period	$(243)	$(263)

The estimated amortization expense of mortgage servicing rights for the remainder of 2014 and the succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
Remainder of 2014	$623
2015	745
2016	640
2017	547
2018	458
Thereafter	2,393

Note 6. Income Taxes

At March 31, 2014 and December 31, 2013, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At March 31, 2014, the Corporation’s tax years 2010 through 2013 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2014	2013	2014	2013
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$136	$156	$19	$21
Interest cost	475	431	36	29
Expected return on plan assets	(745)	(555)	—	—
Amortization of net actuarial loss	161	286	3	6
Accretion of prior service cost	(70)	(59)	(5)	(5)

Net periodic benefit cost (income)	$(43)	$259	$53	$51

The Corporation previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make contributions of $162 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2014. During the three months ended March 31, 2014, the Corporation contributed $33 thousand to its non-qualified retirement plans and $23 thousand to its other postretirement plans. During the three months ended March 31, 2014, $485 thousand has been paid to participants from the retirement plans and $23 thousand has been paid to participants from the other postretirement plans.

Note 8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2014	2013
Numerator for basic and diluted earnings per share – income available to common shareholders	$5,726	$5,398

Denominator for basic earnings per share – weighted-average shares outstanding	16,256	16,788
Effect of dilutive securities – employee stock options and awards	98	71

Denominator for diluted earnings per share – adjusted weighted-average shares outstanding	16,354	16,859

Basic earnings per share	$0.35	$0.32

Diluted earnings per share	$0.35	$0.32

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	488	653

Note 9. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	1,695	—	58	1,753

Balance, March 31, 2014	$223	$—	$(8,425)	$(8,202)

Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(1,033)	105	149	(779)

Balance, March 31, 2013	$7,311	$(1,136)	$(13,874)	$(7,699)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement of Income
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$142	$185	Net gain on sales of investment securities

	142	185	Total before tax
	(50)	(65)	Tax expense

	$92	$120	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(164)	$(292)
Accretion of prior service cost included in net periodic pension costs*	75	64

	(89)	(228)	Total before tax
	31	79	Tax benefit

	$(58)	$(149)	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7—Retirement Plans and Other Postretirement Benefits for additional details.)

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

Derivative loan commitments represent agreements for delayed delivery of financial instruments in which the buyer agrees to purchase and the seller agrees to deliver, at a specified future date, a specified instrument at a specified price or yield. The Corporation’s derivative loan commitments are commitments to sell loans secured by 1-to 4-family residential properties whose predominant risk characteristic is interest rate risk. The fair values of these derivative loan commitments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2014 and December 31, 2013:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2014
Interest rate locks with customers	$18,200	Other Assets	$419	—	$—
Forward loan sale commitments	20,044	Other Assets	12	—	—

Total	$38,244		$431		$—

At December 31, 2013
Interest rate locks with customers	$15,176	Other Assets	$321	—	$—
Forward loan sale commitments	17,425	Other Assets	25	—	—

Total	$32,601		$346		$—

There were no derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

		Three Months Ended
		March 31,
(Dollars in thousands)	Statement of Income Classification	2014	2013
Interest rate locks with customers	Net gain on mortgage banking activities	$98	$(62)
Forward loan sale commitments	Net gain on mortgage banking activities	(13)	(168)

Total		$85	$(230)

For the three months ended March 31, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

		Three Months Ended
		March 31,
(Dollars in thousands)	Statement of Income Classification	2014	2013
Interest rate swap – cash flow hedge – interest payments	Interest expense	$—	$115
Interest rate swap – cash flow hedge—ineffectiveness	Interest expense	—	—

Net loss		$—	$(115)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at March 31, 2014.

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

For the Girard Partners acquisition, the potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the five-year period ending December 31, 2018.

For the John T. Fretz Insurance Agency acquisition, the potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $930 thousand cumulative over the three-year period ending April 30, 2016.

For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of March 31, 2014, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, classified using the fair value hierarchy:

	At March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,747	$—	$—	$4,747
U.S. government corporations and agencies	—	123,386	—	123,386
State and political subdivisions	—	107,897	—	107,897
Residential mortgage-backed securities	—	21,598	—	21,598
Collateralized mortgage obligations	—	6,970	—	6,970
Corporate bonds	—	36,340	—	36,340
Money market mutual funds	12,589	—	—	12,589
Equity securities	2,401	—	—	2,401

Total available-for-sale securities	19,737	296,191	—	315,928
Interest rate locks with customers	—	419	—	419
Forward loan sale commitments	—	12	—	12

Total assets	$19,737	$296,622	$—	$316,359

Liabilities:
Contingent consideration liability	$—	$—	$6,284	$6,284

Total liabilities	$—	$—	$6,284	$6,284

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,708	$—	$—	$4,708
U.S. government corporations and agencies	—	128,148	—	128,148
State and political subdivisions	—	107,657	—	107,657
Residential mortgage-backed securities	—	35,480	—	35,480
Collateralized mortgage obligations	—	7,201	—	7,201
Corporate bonds	—	33,840	—	33,840
Money market mutual funds	16,900	—	—	16,900
Equity securities	2,347	—	—	2,347

Total available-for-sale securities	23,955	312,326	—	336,281
Interest rate locks with customers	—	321	—	321
Forward loan sale commitments	—	25	—	25

Total assets	$23,955	$312,672	$—	$336,627

Liabilities:
Contingent consideration liability	$—	$—	$501	$501

Total liabilities	$—	$—	$501	$501

At March 31, 2014 and December 31, 2013, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2014
Girard Partners	$—	$5,469	$—	$189	$5,658
John T. Fretz Insurance Agency	501	—	—	125	626

Total contingent consideration liability	$501	$5,469	$—	$314	$6,284

	Three Months Ended March 31, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2013
Javers Group	$903	$—	$—	$27	$930

Total contingent consideration liability	$903	$—	$—	$27	$930

The Corporation may be required periodically to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	At March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$51,868	$51,868

Total	$—	$—	$51,868	$51,868

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,370	$55,370

Total	$—	$—	$55,370	$55,370

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2014 and December 31, 2013. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$72,127	$—	$—	$72,127	$72,127
Held-to-maturity securities	—	66,683	—	66,683	65,796
Loans held for sale	—	1,871	—	1,871	1,856
Net loans and leases held for investment	—	—	1,501,729	1,501,729	1,484,011
Mortgage servicing rights	—	7,153	—	7,153	5,406
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$72,127	$77,357	$1,501,729	$1,651,213	$1,630,846

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,572,424	$—	$—	$1,572,424	$1,572,424
Time deposits	—	265,183	—	265,183	267,336

Total deposits	1,572,424	265,183	—	1,837,607	1,839,760
Short-term borrowings	—	39,747	—	39,747	41,486

Total liabilities	$1,572,424	$304,930	$—	$1,877,354	$1,881,246

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,376)	$—	$(1,376)	$—

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$69,169	$—	$—	$69,169	$69,169
Held-to-maturity securities	—	66,853	—	66,853	66,003
Loans held for sale	—	2,267	—	2,267	2,267
Net loans and leases held for investment	—	—	1,477,945	1,477,945	1,461,620
Mortgage servicing rights	—	7,188	—	7,188	5,519
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$69,169	$77,958	$1,477,945	$1,625,072	$1,606,228

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,573,709	$—	$—	$1,573,709	$1,573,709
Time deposits	—	268,909	—	268,909	270,789

Total deposits	1,573,709	268,909	—	1,842,618	1,844,498
Short-term borrowings	—	35,687	—	35,687	37,256

Total liabilities	$1,573,709	$304,596	$—	$1,878,305	$1,881,754

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,357)	$—	$(1,357)	$—

The following valuation methods and assumptions were used by the Corporation in estimating its fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:

Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheet for cash and due from banks, interest-earning deposits with other banks, and other short-term investments approximates those assets’ fair values. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.

Held-to-maturity securities: Fair values for the held-to-maturity investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics and are classified in Level 2 in the fair value hierarchy.

Loans held for sale: The fair value of the Corporation’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. The Corporation’s loans held for sale are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2014 and December 31, 2013.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less cost to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2014, impaired loans held for investment had a carrying amount of $53.4 million with a valuation allowance of $1.6 million. At December 31, 2013, impaired loans held for investment had a carrying amount of $58.3 million with a valuation allowance of $3.0 million.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 2 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2014, mortgage servicing rights had a carrying amount of $5.6 million with a valuation allowance of $243 thousand. At December 31, 2013, mortgage servicing rights had a carrying amount of $5.8 million with a valuation allowance of $250 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2014, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.

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

(All dollar amounts presented within tables are in thousands, except per share data. “BP” equates to “basis points”; “N/M” equates to “not meaningful”; “ ” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)

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

Critical Accounting Policies

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2013 Annual Report on Form 10-K.

General

Univest Corporation of Pennsylvania (the Corporation), is a Bank Holding Company. It owns all of the capital stock of Univest Bank and Trust Co. (the Bank).

The Bank is engaged in the general commercial banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, and Univest Investments, Inc., a full-service broker-dealer and investment advisory firm. In January 2014, Delview completed the acquisition of Girard Partners, a registered investment advisory firm, headquartered in King of Prussia, Pennsylvania with two satellite offices in Virginia and Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation.

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2014	2013	Amount	Percent
Net income	$5,726	$5,398	$328	6%
Net income per share:
Basic	$0.35	$0.32	$0.03	9
Diluted	0.35	0.32	0.03	9
Return on average assets	1.07%	0.98%	9 BP	9
Return on average equity	8.22	7.67	55 BP	7

Net interest income on a tax-equivalent basis of $19.2 million for the three months ended March 31, 2014 increased $106 thousand, or 1% compared to the same period in 2013. The net interest margin on a tax-equivalent basis for the first quarter of 2014 was 3.96%, an increase of 14 basis points compared to 3.82% for the first quarter of 2013.

The provision for loan and lease losses for the three months ended March 31, 2014 was $1.5 million, a decrease of $599 thousand, or 29% compared to the same period in 2013.

Noninterest income for the three months ended March 31, 2014 was $12.1 million, an increase of $666 thousand, or 6% from the comparable period in the prior year. Noninterest expense for the three months ended March 31, 2014 was $20.9 million, an increase of $647 thousand, or 3% compared to the same period in the prior year.

Gross loans and leases held for investment increased $19.0 million, or 1% from December 31, 2013. Deposits declined $4.7 million from December 31, 2013.

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased to $19.3 million at March 31, 2014 from $23.2 million at December 31, 2013 and $28.9 million at March 31, 2013. Nonaccrual loans and leases as a percentage of total loans and leases held for investment was 1.24% at March 31, 2014 compared to 1.51% at December 31, 2013 and 1.94% at March 31, 2013. Net loan and lease charge-offs were $1.4 million during the three months ended March 31, 2014, compared to $1.6 million for the same period in 2013.

On January 27, 2014, the Corporation completed the acquisition of Girard Partners, a registered investment advisory firm with more than $500 million in assets under management. The Corporation increased its assets under management to over $3.0 billion at the acquisition date and expanded its advisory capabilities. The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018 based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next five years. As a result of the Girard Partners acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million.

During the first quarter of 2014, the Corporation repurchased 110,671 shares of common stock at a cost of $2.0 million under its 2013 Board approved share repurchase program. Shares available for future repurchases under the plan totaled 689,329 at March 31, 2014. Total shares outstanding at March 31, 2014 were 16,249,152.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a more asset sensitive position; despite a general increase in interest rates over the last several quarters, interest rates remain at historically low levels, however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2014 and 2013. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Three months ended March 31, 2014 versus 2013

Net interest income on a tax-equivalent basis for the three months ended March 31, 2014 was $19.2 million, an increase of $106 thousand, or 1% compared to the same period in 2013. The tax-equivalent net interest margin for the three months ended March 31, 2014 increased 14 basis points to 3.96% from 3.82% for the three months ended March 31, 2013. The increase in the first quarter net interest margin from the prior year was primarily attributable to the redemption of the Corporation’s trust preferred securities and termination of the related interest rate swap during the second quarter of 2013, maturities of higher yielding time deposits, a decline in the rate paid on time deposits and a reduction in lower yielding investment securities.

Table 1 — Average Balances and Interest Rates — Tax-Equivalent Basis

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$25,403	$14	0.22%	$48,347	$35	0.29%
U.S. government obligations	131,302	331	1.02	174,408	477	1.11
Obligations of states and political subdivisions	107,756	1,456	5.48	121,686	1,579	5.26
Other debt and equity securities	151,572	720	1.93	200,938	895	1.81

Total interest-earning deposits and investments	416,033	2,521	2.46	545,379	2,986	2.22

Commercial, financial and agricultural loans	392,173	3,898	4.03	438,434	4,676	4.33
Real estate—commercial and construction loans	591,064	6,888	4.73	544,865	6,658	4.96
Real estate—residential loans	282,002	2,558	3.68	257,435	2,455	3.87
Loans to individuals	38,646	584	6.13	42,781	596	5.65
Municipal loans and leases	175,149	2,121	4.91	134,450	1,716	5.18
Lease financings	71,312	1,632	9.28	66,078	1,557	9.56

Gross loans and leases	1,550,346	17,681	4.63	1,484,043	17,658	4.83

Total interest-earning assets	1,966,379	20,202	4.17	2,029,422	20,644	4.13

Cash and due from banks	29,949			32,275
Reserve for loan and lease losses	(25,326)			(25,245)
Premises and equipment, net	34,250			33,046
Other assets	167,299			163,649

Total assets	$2,172,551			$2,233,147

Liabilities:
Interest-bearing checking deposits	$313,666	43	0.06	$244,089	36	0.06
Money market savings	289,101	67	0.09	325,677	80	0.10
Regular savings	543,107	79	0.06	534,701	76	0.06
Time deposits	268,952	803	1.21	323,982	1,048	1.31

Total time and interest-bearing deposits	1,414,826	992	0.28	1,428,449	1,240	0.35

Short-term borrowings	39,631	6	0.06	102,444	17	0.07
Subordinated notes and capital securities	—	—	—	20,982	289	5.59

Total borrowings	39,631	6	0.06	123,426	306	1.01

Total interest-bearing liabilities	1,454,457	998	0.28	1,551,875	1,546	0.40

Noninterest-bearing deposits	408,763			361,659
Accrued expenses and other liabilities	26,757			34,055

Total liabilities	1,889,977			1,947,589

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	65,270			64,721
Retained earnings and other equity	125,972			129,505

Total shareholders’ equity	282,574			285,558

Total liabilities and shareholders’ equity	$2,172,551			$2,233,147

Net interest income		$19,204			$19,098

Net interest spread			3.89			3.73
Effect of net interest-free funding sources			0.07			0.09

Net interest margin			3.96%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.20%			130.27%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three months ended March 31, 2014 and 2013 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2 — Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended March 31, 2014 Versus 2013
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(14)	$(7)	$(21)
U.S. government obligations	(110)	(36)	(146)
Obligations of states and political subdivisions	(187)	64	(123)
Other debt and equity securities	(231)	56	(175)

Interest on deposits and investments	(542)	77	(465)

Commercial, financial and agricultural loans	(470)	(308)	(778)
Real estate—commercial and construction loans	548	(318)	230
Real estate—residential loans	227	(124)	103
Loans to individuals	(61)	49	(12)
Municipal loans and leases	499	(94)	405
Lease financings	122	(47)	75

Interest and fees on loans and leases	865	(842)	23

Total interest income	323	(765)	(442)

Interest expense:
Interest-bearing checking deposits	7	—	7
Money market savings	(7)	(6)	(13)
Regular savings	3	—	3
Time deposits	(169)	(76)	(245)

Interest on time and interest-bearing deposits	(166)	(82)	(248)

Short-term borrowings	(9)	(2)	(11)
Subordinated notes and capital securities	(289)	—	(289)

Interest on borrowings	(298)	(2)	(300)

Total interest expense	(464)	(84)	(548)

Net interest income	$787	$(681)	$106

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.

Tax-equivalent amounts for the three months ended March 31, 2014 and 2013 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three months ended March 31, 2014 versus 2013

Interest income on a tax-equivalent basis for the three months ended March 31, 2014 was $20.2 million, a decrease of $442 thousand, or 2% from the same period in 2013. The decrease was primarily due to lower rates on loans and a reduction in lower yielding investment securities partially offset by loan growth. The lower rates on loans were primarily in the commercial business, commercial real estate and residential real estate loan categories due to re-pricing and the competitive environment. Growth in commercial real estate loans, residential real estate loans and municipal loans and leases was partially offset by lower commercial business loan outstandings.

Interest Expense

Three months ended March 31, 2014 versus 2013

Interest expense for the three months ended March 31, 2014 was $1.0 million, a decrease of $548 thousand, or 35% from the comparable period in 2013. The decrease was mainly attributable to the redemption of the Corporation’s trust preferred securities and termination of the related interest rate swap during the second quarter of 2013, maturities of higher yielding time deposits and a decline in rates paid on time deposits. The average rate paid on borrowings declined by 95 basis points and the average cost of deposits declined by 7 basis points. For the three months ended March 31, 2014, the Corporation experienced decreases in average time deposits of $55.0 million and money market savings of $36.6 million partially offset by increases in average interest-bearing checking of $69.6 million and regular savings of $8.4 million. The lower interest rate environment continued to result in a shift in consumer deposits from time deposits to noninterest-bearing and regular savings deposits. The increase in interest-bearing checking deposits was primarily due to a product change for existing business and municipal customers which resulted in $68.1 million of customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits during the second quarter of 2013.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the three months ended March 31, 2014 and 2013 was $1.5 million and $2.1 million, respectively.

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

The following table presents noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	Amount	Percent
Trust fee income	$1,899	$1,734	$165	10%
Service charges on deposit accounts	1,014	1,086	(72)	(7)
Investment advisory commission and fee income	3,049	1,896	1,153	61
Insurance commission and fee income	3,332	2,523	809	32
Other service fee income	1,807	1,698	109	6
Bank owned life insurance income	378	504	(126)	(25)
Net gain on sales of securities	142	185	(43)	(23)
Net gain on mortgage banking activities	349	1,696	(1,347)	(79)
Other	171	153	18	12

Total noninterest income	$12,141	$11,475	$666	6

Three months ended March 31, 2014 versus 2013

Noninterest income for the three months ended March 31, 2014 was $12.1 million, an increase of $666 thousand, or 6% from the comparable period in the prior year. Investment advisory commission and fee income increased $1.2 million primarily due to the acquisition of Girard Partners effective January 1, 2014. Insurance commission and fee income increased $809 thousand primarily due to an increase in contingency revenues and the acquisition of the John T. Fretz Insurance Agency on May 1, 2013. These favorable increases were partially offset by a $1.3 million decrease in the net gain on mortgage banking activities. Higher interest rates have reduced refinance activity while the harsh winter we experienced restrained purchase activity, leading to a 79% decline in funded loan volume for the three months ended March 31, 2014 from the comparable period in 2013.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, equipment and occupancy expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.

The following table presents noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	Amount	Percent
Salaries and benefits	$10,671	$9,860	$811	8%
Commissions	1,590	2,115	(525)	(25)
Net occupancy	1,754	1,399	355	25
Equipment	1,334	1,182	152	13
Professional services	852	767	85	11
Marketing and advertising	361	365	(4)	(1)
Deposit insurance premiums	379	392	(13)	(3)
Intangible expenses	760	209	551	N/M
Restructuring charges	—	539	(539)	N/M
Other	3,182	3,408	(226)	(7)

Total noninterest expense	$20,883	$20,236	$647	3

Three months ended March 31, 2014 versus 2013

Noninterest expense for the three months ended March 31, 2014 was $20.9 million, an increase of $647 thousand or 3% from the comparable period in the prior year. Intangible expenses increased $551 thousand and salaries and benefit expense increased $811 thousand primarily attributable to the Girard and Fretz acquisitions. These unfavorable variances were partially offset by a decrease in commission expense of $525 thousand mainly due to the decline in mortgage banking activity. Premises and equipment expenses increased $507 thousand mainly due to increased costs related to computer equipment and software, snow removal, a new leased office location in the Lehigh Valley and the Girard acquisition. In addition, non-interest expense during the three months ended March 31, 2013 included restructuring charges of $539 thousand.

Tax Provision

The provision for income taxes for the three months ended March 31, 2014 and 2013 was $2.0 million and $1.7 million, at effective rates of 26% and 24%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rate for the three months ended March 31, 2014 is mainly due to a higher amount of income taxable at the state level in 2014 versus 2013.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2014	2013	Amount	Percent
Cash and interest-earning deposits	$72,127	$69,169	$2,958	4%
Investment securities	381,724	402,284	(20,560)	(5)
Loans held for sale	1,856	2,267	(411)	(18)
Loans and leases held for investment	1,560,446	1,541,484	18,962	1
Reserve for loan and lease losses	(24,567)	(24,494)	(73)	—
Premises and equipment, net	34,078	34,129	(51)	—
Goodwill and other intangibles, net	76,281	65,695	10,586	16
Bank owned life insurance	61,015	60,637	378	1
Accrued interest receivable and other assets	38,234	40,388	(2,154)	(5)

Total assets	$2,201,194	$2,191,559	$9,635	—

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

Total investments at March 31, 2014 decreased $20.6 million from December 31, 2013. Sales of $18.6 million, maturities and pay-downs of $18.4 million and calls of $5.3 million, were partially offset by purchases of $19.5 million and increases in the fair value of available-for-sale investment securities of $2.6 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2014.

Loans and Leases

Gross loans and leases held for investment at March 31, 2014 increased $19.0 million or 1% from December 31, 2013. Commercial business loans increased $25.9 million, while commercial real estate loans decreased $7.1 million. While the longer-term economic outlook remains positive, household income and spending levels continue to remain stagnant. In the short-term, the Corporation anticipates that this will restrain overall credit demand and the utilization of available credit lines by both businesses and consumers.

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

At March 31, 2014, the recorded investment in loans that were considered to be impaired was $53.4 million. The related reserve for loan losses was $1.6 million. At December 31, 2013, the recorded investment in loans that were considered to be impaired was $58.3 million. The related reserve for loan losses was $3.0 million. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the three months ended March 31, 2014 and 2013, interest income that would have been recognized under the original terms for impaired loans was $318 thousand and $463 thousand. Interest income recognized for the three months ended March 31, 2014 and 2013 was $467 thousand and $192 thousand, respectively.

The impaired loan balances consisted mainly of commercial real estate, construction and commercial business loans. The $4.9 million decrease in impaired loans from December 31, 2013 was mainly due to the sale of a non-accrual commercial real estate loan for $2.5 million and the payoff of another commercial real estate loan for $1.3 million. Impaired loans at March 31, 2014 included one large credit which went on nonaccrual during the third quarter of 2009 and is comprised of four separate facilities to a local commercial real estate developer/home builder, aggregating to $9.6 million. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. Other real estate owned was $1.7 million at March 31, 2014, unchanged from December 31, 2013.

Table 3 — Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At March 31, 2014	At December 31, 2013	At March 31, 2013
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$3,155	$4,253	$1,837
Real estate — commercial	4,590	8,091	12,146
Real estate — construction	9,153	9,159	13,538
Real estate — residential	2,108	1,402	998
Loans to individuals	2	—	2
Lease financings	279	330	366

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	19,287	23,235	28,887
Accruing troubled debt restructured loans and lease modifications not included in the above	7,036	7,943	13,037
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	15	12	49
Real estate — residential	312	23	—
Loans to individuals	206	319	223
Lease financings	48	59	94

Total accruing loans and leases, 90 days or more past due	581	413	366

Total non-performing loans and leases	26,904	31,591	42,290
Other real estate owned	1,650	1,650	3,616

Total nonperforming assets	$28,554	$33,241	$45,906

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.24%	1.51%	1.94%
Nonperforming loans and leases / loans and leases held for investment	1.72	2.05	2.84
Nonperforming assets / total assets	1.30	1.52	2.03
Allowance for loan and lease losses / loans and leases held for investment	1.57	1.59	1.70
Allowance for loan and lease losses / nonaccrual loans and leases	127.38	105.42	87.31
Allowance for loan and lease losses / nonperforming loans and leases	91.31	77.53	59.64
Allowance for loan and lease losses	$24,567	$24,494	$25,222
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,268	$1,583	$572

The following table provides additional information on the Corporation’s nonaccrual loans:

	At March 31,	At December 31,	At March 31,
(Dollars in thousands)	2014	2013	2013
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$19,287	$23,235	$28,887
Nonaccrual loans and leases with partial charge-offs	7,456	8,958	7,269
Life-to-date partial charge-offs on nonaccrual loans and leases	4,270	9,120	3,743
Charge-off rate of nonaccrual loans and leases with partial charge-offs	36.4%	50.4%	34.0%
Specific reserves on impaired loans	$1,572	$2,963	$252

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at March 31, 2014 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $325 thousand and $319 thousand at March 31, 2014 and December 31, 2013, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $684 thousand and $608 thousand for the three months ended March 31, 2014 and 2013, respectively. The Corporation also has goodwill with a net carrying amount of $64.3 million at March 31, 2014 and $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $6.8 million was related to the Girard Partners acquisition.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment to goodwill or identifiable intangibles during the three months ended March 31, 2014 and 2013. Since the last annual impairment analysis during 2013, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At March 31, 2014 and December 31, 2013, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.0 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at March 31, 2014, the FHLB stock is recorded at cost.

Liabilities

The following table presents liabilities at the dates indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2014	2013	Amount	Percent
Deposits	$1,839,760	$1,844,498	$(4,738)	—%
Short-term borrowings	41,486	37,256	4,230	11
Accrued expenses and other liabilities	36,652	29,299	7,353	25

Total liabilities	$1,917,898	$1,911,053	$6,845	—

Deposits

Total deposits declined $4.7 million from December 31, 2013, primarily due to a decrease in public funds partially offset by increases in noninterest-bearing deposits and interest-bearing savings deposits.

Borrowings

Short-term borrowings at March 31, 2014, consisted of customer repurchase agreements on an overnight basis totaling $41.5 million.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

	At March 31,	At December 31,	Change
(Dollars in thousands)	2014	2013	Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	61,708	62,417	(709)	(1)
Retained earnings	175,080	172,602	2,478	1
Accumulated other comprehensive loss	(8,202)	(9,955)	1,753	18
Treasury stock	(36,622)	(35,890)	(732)	(2)

Total shareholders’ equity	$283,296	$280,506	$2,790	1

Retained earnings at March 31, 2014 were impacted by the three months of net income of $5.7 million partially offset by cash dividends declared of $3.2 million. Accumulated other comprehensive loss decreased primarily due to increases in the fair value of available-for-sale investment securities. Treasury stock increased primarily due to the purchase of 110,671 treasury shares, totaling $2.0 million under its 2013 Board approved share repurchase program partially offset by the issuance of restricted stock.

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

Table 4 — Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014:
Total Capital (to Risk-Weighted Assets):
Corporation	$246,954	13.27%	$148,868	8.00%	$186,085	10.00%
Bank	230,133	12.49	147,394	8.00	184,243	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	223,345	12.00	74,434	4.00	111,651	6.00
Bank	207,076	11.24	73,697	4.00	110,546	6.00
Tier 1 Capital (to Average Assets):
Corporation	223,345	10.64	83,994	4.00	104,993	5.00
Bank	207,076	9.92	83,517	4.00	104,397	5.00
At December 31, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00

At March 31, 2014 and December 31, 2013, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2014, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of

6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Corporation and the Bank will continue to analyze these rules and their effects on the business, operations and capital levels of the Corporation and the Bank.

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

The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in a more asset sensitive position; despite a general increase in interest rates over the last several quarters, interest rates remain at historically low levels, however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $474.1 million. At March 31, 2014 and December 31, 2013, there were no outstanding borrowings with the FHLB. At March 31, 2014 and December 31, 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $46.0 million and $35.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank, maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2014 and December 31, 2013. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2014 and December 31, 2013, the Corporation had no outstanding borrowings under this line.

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

No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2014 under its 2013 Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	90,000	$18.46	90,000	710,000
February 1 – 28, 2014	20,671	18.16	20,671	689,329
March 1 – 31, 2014	—	—	—	689,329

Total	110,671	$18.40	110,671

1.	Transactions are reported as of trade dates.
2.	On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the Securities and Exchange Commission (the SEC) on March 4, 2014.

Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 10-K, filed with the SEC on March 4, 2014.

Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 31.1	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Michael S. Keim, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: May 9, 2014	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	/s/ Michael S. Keim
Michael S. Keim, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)