Form 10-Q
period 2014-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2014-08-08
CIK 102212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-7617

UNIVEST CORPORATION OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,218,515
(Title of Class)	(Number of shares outstanding at July 31, 2014)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2014	At December 31, 2013
ASSETS
Cash and due from banks	$48,887	$32,646
Interest-earning deposits with other banks	8,720	36,523
Investment securities held-to-maturity (fair value $57,499 and $66,853 at June 30, 2014 and December 31, 2013, respectively)	56,604	66,003
Investment securities available-for-sale	301,856	336,281
Loans held for sale	9,811	2,267
Loans and leases held for investment	1,586,994	1,541,484
Less: Reserve for loan and lease losses	(24,094)	(24,494)

Net loans and leases held for investment	1,562,900	1,516,990

Premises and equipment, net	34,048	34,129
Goodwill	64,326	57,517
Other intangibles, net of accumulated amortization and fair value adjustments of $11,674 and $10,300 at June 30, 2014 and December 31, 2013, respectively	11,494	8,178
Bank owned life insurance	61,458	60,637
Accrued interest receivable and other assets	37,148	40,388

Total assets	$2,197,252	$2,191,559

LIABILITIES
Noninterest-bearing deposits	$432,399	$411,714
Interest-bearing deposits:
Demand deposits	590,908	625,845
Savings deposits	540,697	536,150
Time deposits	268,230	270,789

Total deposits	1,832,234	1,844,498

Customer repurchase agreements	41,066	37,256
Other short-term borrowings	4,000	—
Accrued interest payable and other liabilities	33,165	29,299

Total liabilities	1,910,465	1,911,053

SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2014 and December 31, 2013; 18,266,404 shares issued at June 30, 2014 and December 31, 2013; 16,248,495 and 16,287,812 shares outstanding at June 30, 2014 and December 31, 2013, respectively	91,332	91,332
Additional paid-in capital	61,839	62,417
Retained earnings	176,911	172,602
Accumulated other comprehensive loss, net of tax benefit	(6,648)	(9,955)
Treasury stock, at cost; 2,017,909 and 1,978,592 shares at June 30, 2014 and December 31, 2013, respectively	(36,647)	(35,890)

Total shareholders’ equity	286,787	280,506

Total liabilities and shareholders’ equity	$2,197,252	$2,191,559

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans and leases:
Taxable	$15,435	$15,809	$30,995	$31,751
Exempt from federal income taxes	1,369	1,130	2,744	2,244

Total interest and fees on loans and leases	16,804	16,939	33,739	33,995

Interest and dividends on investment securities:
Taxable	1,011	1,432	2,062	2,804
Exempt from federal income taxes	893	1,044	1,839	2,070
Other interest income	17	46	31	81

Total interest income	18,725	19,461	37,671	38,950

Interest expense
Interest on deposits	969	1,155	1,961	2,395
Interest on short-term borrowings	12	15	18	32
Interest on long-term borrowings	—	183	—	472

Total interest expense	981	1,353	1,979	2,899

Net interest income	17,744	18,108	35,692	36,051
Provision for loan and lease losses	1,251	3,446	2,726	5,520

Net interest income after provision for loan and lease losses	16,493	14,662	32,966	30,531

Noninterest income
Trust fee income	1,931	1,779	3,830	3,513
Service charges on deposit accounts	1,047	1,098	2,061	2,184
Investment advisory commission and fee income	3,009	2,018	6,058	3,914
Insurance commission and fee income	2,434	2,391	5,766	4,914
Other service fee income	1,897	1,827	3,704	3,525
Bank owned life insurance income	443	413	821	917
Net gain on sales of investment securities	415	1,339	557	1,524
Net gain on mortgage banking activities	519	1,416	868	3,112
Net gain on sales of other real estate owned	—	252	—	252
Loss on termination of interest rate swap	—	(1,866)	—	(1,866)
Other	229	324	400	477

Total noninterest income	11,924	10,991	24,065	22,466

Noninterest expense
Salaries and benefits	10,242	9,359	20,913	19,219
Commissions	1,795	2,388	3,385	4,503
Net occupancy	1,687	1,408	3,441	2,807
Equipment	1,410	1,212	2,744	2,394
Professional fees	846	809	1,655	1,576
Marketing and advertising	581	497	942	862
Deposit insurance premiums	397	400	776	792
Intangible expenses (income)	650	(683)	1,410	(474)
Acquisition-related costs	516	27	559	27
Restructuring charges	—	—	—	539
Other	3,666	3,869	6,848	7,277

Total noninterest expense	21,790	19,286	42,673	39,522

Income before income taxes	6,627	6,367	14,358	13,475
Income taxes	1,547	1,537	3,552	3,247

Net income	$5,080	$4,830	$10,806	$10,228

Net income per share:
Basic	$.31	$.29	$.67	$.61
Diluted	.31	.29	.66	.61
Dividends declared	.20	.20	.40	.40

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$6,627	$1,547	$5,080	$6,367	$1,537	$4,830
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,708	948	1,760	(9,201)	(3,221)	(5,980)
Less: reclassification adjustment for net gains on sales realized in net income	(415)	(145)	(270)	(1,339)	(468)	(871)

Total net unrealized gains (losses) on available-for-sale investment securities	2,293	803	1,490	(10,540)	(3,689)	(6,851)
Cash flow hedge derivative:
Net change in fair value of interest rate swap	—	—	—	(119)	(42)	(77)
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	—	—	—	1,866	653	1,213

Total cash flow hedge derivative	—	—	—	1,747	611	1,136
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	167	59	108	349	122	227
Less: accretion of prior service cost included in net periodic pension costs	(69)	(25)	(44)	(63)	(21)	(42)

Total defined benefit pension plans	98	34	64	286	101	185

Other comprehensive income (loss)	2,391	837	1,554	(8,507)	(2,977)	(5,530)

Total comprehensive income (loss)	$9,018	$2,384	$6,634	$(2,140)	$(1,440)	$(700)

	Six Months Ended June 30,
(Dollars in thousands)	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$14,358	$3,552	$10,806	$13,475	$3,247	$10,228
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	5,458	1,911	3,547	(10,605)	(3,712)	(6,893)
Less: reclassification adjustment for net gains on sales realized in net income	(557)	(195)	(362)	(1,524)	(533)	(991)

Total net unrealized gains (losses) on available-for-sale investment securities	4,901	1,716	3,185	(12,129)	(4,245)	(7,884)
Cash flow hedge derivative:
Net change in fair value of interest rate swap	—	—	—	43	15	28
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	—	—	—	1,866	653	1,213

Total cash flow hedge derivative	—	—	—	1,909	668	1,241
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	331	116	215	641	224	417
Less: accretion of prior service cost included in net periodic pension costs	(144)	(51)	(93)	(127)	(44)	(83)

Total defined benefit pension plans	187	65	122	514	180	334

Other comprehensive income (loss)	5,088	1,781	3,307	(9,706)	(3,397)	(6,309)

Total comprehensive income	$19,446	$5,333	$14,113	$3,769	$(150)	$3,919

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Accumulated Other Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Six Months Ended June 30, 2014
Balance at December 31, 2013	16,287,812	$(9,955)	$91,332	$62,417	$172,602	$(35,890)	$280,506
Net income					10,806		10,806
Other comprehensive income, net of income tax		3,307					3,307
Cash dividends declared ($0.40 per share)					(6,497)		(6,497)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	69,628			27		1,360	1,387
Exercise of stock options	1,500			(3)		27	24
Repurchase of cancelled restricted stock awards	(13,625)			235		(235)	—
Stock-based compensation				514			514
Net tax deficiency on stock-based compensation				(2)			(2)
Purchases of treasury stock	(171,124)					(3,258)	(3,258)
Restricted stock awards granted	74,304			(1,349)		1,349	—

Balance at June 30, 2014	16,248,495	$(6,648)	$91,332	$61,839	$176,911	$(36,647)	$286,787

(Dollars in thousands, except per share data)	Common Shares Outstanding	Accumulated Other Comprehensive Loss	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Six Months Ended June 30, 2013
Balance at December 31, 2012	16,770,232	$(6,920)	$91,332	$62,101	$164,823	$(27,059)	$284,277
Net income					10,228		10,228
Other comprehensive loss, net of income tax benefit		(6,309)					(6,309)
Cash dividends declared ($0.40 per share)					(6,693)		(6,693)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	79,139			5	(33)	1,391	1,363
Repurchase of cancelled restricted stock awards	(29,533)			519		(519)	—
Stock-based compensation				262			262
Net tax deficiency on stock-based compensation				(11)			(11)
Purchases of treasury stock	(206,870)					(3,529)	(3,529)
Restricted stock awards granted	70,041			(1,174)	(92)	1,266	—

Balance at June 30, 2013	16,683,009	$(13,229)	$91,332	$61,702	$168,233	$(28,450)	$279,588

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,806	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,726	5,520
Depreciation of premises and equipment	1,502	1,470
Net gain on sales of investment securities	(557)	(1,524)
Net gain on mortgage banking activities	(868)	(3,112)
Net (gain) loss on dispositions of fixed assets	(40)	6
Net gain on sales of other real estate owned	—	(252)
Loss on termination of interest rate swap	—	1,866
Bank owned life insurance income	(821)	(917)
Stock-based compensation	514	262
Intangible expenses (income)	1,410	(474)
Other adjustments to reconcile net income to cash provided by operating activities	1,013	855
Originations of loans held for sale	(43,642)	(176,114)
Proceeds from the sale of loans held for sale	45,656	180,931
Contributions to pension and other postretirement benefit plans	(112)	(60)
Decrease (increase) in accrued interest receivable and other assets	2,081	(3,856)
Decrease in accrued interest payable and other liabilities	(2,072)	(1,594)

Net cash provided by operating activities	17,596	13,235

Cash flows from investing activities:
Net cash paid due to acquisitions	(5,379)	(2,170)
Net capital expenditures	(1,365)	(747)
Proceeds from maturities and calls of securities held-to-maturity	9,000	—
Proceeds from maturities and calls of securities available-for-sale	45,258	23,467
Proceeds from sales of securities available-for-sale	30,286	35,415
Purchases of investment securities available-for-sale	(36,206)	(56,860)
Net increase in loans and leases	(57,562)	(25,154)
Net decrease in interest-earning deposits	27,920	6,519
Proceeds from sales of other real estate owned	—	2,330

Net cash provided by (used in) investing activities	11,952	(17,200)

Cash flows from financing activities:
Net (decrease) increase in deposits	(12,264)	7,718
Net increase (decrease) in short-term borrowings	7,309	(50,894)
Repayment of subordinated debt	—	(375)
Purchases of treasury stock	(3,258)	(3,529)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,387	1,363
Proceeds from exercise of stock options	24	—
Cash dividends paid	(6,505)	(3,357)

Net cash used in financing activities	(13,307)	(49,074)

Net increase (decrease) in cash and due from banks	16,241	(53,039)
Cash and due from banks at beginning of year	32,646	98,399

Cash and due from banks at end of period	$48,887	$45,360

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,195	$3,489
Cash paid for income taxes, net of refunds received	3,019	3,713
Non cash transactions:
Transfer of loans to other real estate owned	$—	$1,729
Transfer of loans to loans held for sale	8,926	—
Contingent consideration recorded as goodwill	5,470	454

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 4, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, or January 1, 2017 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on its financial statements; however, it is anticipated the impact will be only related to timing.

In January 2014, the FASB issued an ASU regarding reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The ASU clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU was issued to eliminate diversity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014, or January 1, 2015 for the Corporation. The Corporation does not anticipate the adoption of this guidance will have a material impact on its financial statements but will result in expanded disclosures effective March 31, 2015.

Note 2. Acquisitions

Valley Green Bank

On June 17, 2014, the Corporation, the Bank and Valley Green Bank (Valley Green) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Valley Green will be merged with and into the Bank in an all-stock transaction with an aggregate value of approximately $76 million. Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green had approximately $370 million in assets, $329 million in loans, and $335 million in deposits at March 31, 2014 and operates three full-service banking offices and two loan production offices in the greater Philadelphia marketplace.

Under the terms of the Merger Agreement, Valley Green shareholders will receive shares of the Corporation’s common stock equal to $27.00 for each share of Valley Green stock outstanding, subject to certain adjustments depending upon the changes in the price of the Corporation’s common stock. The final exchange ratio will be based upon an average closing price of the Corporation’s common stock over the 20 consecutive trading day period ending on the day prior to the closing date.

With the assumption of Valley Green’s three branches and two loan production offices in the Philadelphia marketplace, the Corporation enters a new small business and consumer market and expands its existing lending network within southeastern Pennsylvania. Upon the closing, Valley Green will operate as a separate division of the Bank, under the Valley Green brand. The transaction is anticipated to be accretive to the Corporation’s earnings per share in the first combined year of operations.

The Merger Agreement has been approved by the Boards of Directors of the Corporation, the Bank and Valley Green and remains subject to approval by the shareholders of both companies, as well as their regulatory authorities. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes. The transaction is expected to close in the first quarter of 2015.

Girard Partners

On January 27, 2014, the Corporation completed the acquisition of Girard Partners, a registered investment advisory firm with more than $500 million in assets under management. The Corporation increased its assets under management to over $3.0 billion at the acquisition date and expanded its advisory capabilities.

The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018, based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next five years. As a result of the Girard Partners acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method.

Note 3. Investment Securities

The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2014 and December 31, 2013, by contractual maturity within each type:

	At June 30, 2014				At December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$13,160	$240	$—	$13,400	$11,148	$122	$—	$11,270
After 1 year to 5 years	43,444	680	(25)	44,099	54,855	992	(264)	55,583

	56,604	920	(25)	57,499	66,003	1,114	(264)	66,853

Total	$56,604	$920	$(25)	$57,499	$66,003	$1,114	$(264)	$66,853

Securities Available-for-Sale
U.S. treasuries:
After 5 years to 10 years	$4,969	$—	$(161)	$4,808	$4,966	$—	$(258)	$4,708

	4,969	—	(161)	4,808	4,966	—	(258)	4,708

U.S. government corporations and agencies:
Within 1 year	—	—	—	—	5,999	16	—	6,015
After 1 year to 5 years	112,614	130	(413)	112,331	112,989	114	(1,226)	111,877
After 5 years to 10 years	10,747	—	(196)	10,551	10,816	—	(560)	10,256

	123,361	130	(609)	122,882	129,804	130	(1,786)	128,148

State and political subdivisions:
Within 1 year	600	2	—	602	1,564	13	—	1,577
After 1 year to 5 years	9,407	26	(20)	9,413	5,305	14	(29)	5,290
After 5 years to 10 years	46,951	1,458	(150)	48,259	41,974	710	(698)	41,986
Over 10 years	47,081	2,068	(59)	49,090	57,899	1,227	(322)	58,804

	104,039	3,554	(229)	107,364	106,742	1,964	(1,049)	107,657

Residential mortgage-backed securities:
After 5 years to 10 years	9,977	—	(143)	9,834	10,008	5	(53)	9,960
Over 10 years	2,280	55	—	2,335	25,721	20	(221)	25,520

	12,257	55	(143)	12,169	35,729	25	(274)	35,480

Collateralized mortgage obligations:
After 1 year to 5 years	8	—	—	8	73	—	—	73
Over 10 years	6,851	41	(197)	6,695	7,341	40	(253)	7,128

	6,859	41	(197)	6,703	7,414	40	(253)	7,201

Corporate bonds:
After 1 year to 5 years	21,920	92	(137)	21,875	18,838	52	(411)	18,479
After 5 years to 10 years	20,950	7	(220)	20,737	16,474	4	(1,117)	15,361

	42,870	99	(357)	42,612	35,312	56	(1,528)	33,840

Money market mutual funds:
No stated maturity	4,011	—	—	4,011	16,900	—	—	16,900

	4,011	—	—	4,011	16,900	—	—	16,900

Equity securities:
No stated maturity	854	453	—	1,307	1,679	668	—	2,347

	854	453	—	1,307	1,679	668	—	2,347

Total	$299,220	$4,332	$(1,696)	$301,856	$338,546	$2,883	$(5,148)	$336,281

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at June 30, 2014 and December 31, 2013 do not represent other-than-temporary impairments.

Securities with a carrying value of $232.5 million and $271.1 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
Proceeds from sales	$30,286	$35,415
Gross realized gains on sales	557	1,524
Gross realized losses on sales	—	—
Tax expense related to net realized gains on sales	195	533

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2014 and 2013.

At June 30, 2014 and December 31, 2013, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2014
U.S. treasuries	$—	$—	$4,808	$(161)	$4,808	$(161)
U.S. government corporations and agencies	—	—	77,693	(609)	77,693	(609)
State and political subdivisions	4,177	(8)	13,274	(221)	17,451	(229)
Residential mortgage-backed securities	4,731	(133)	5,103	(10)	9,834	(143)
Collateralized mortgage obligations	—	—	3,891	(197)	3,891	(197)
Corporate bonds	10,986	(39)	26,087	(343)	37,073	(382)

Total	$19,894	$(180)	$130,856	$(1,541)	$150,750	$(1,721)

At December 31, 2013
U.S. treasuries	$4,708	$(258)	$—	$—	$4,708	$(258)
U.S. government corporations and agencies	101,813	(1,786)	—	—	101,813	(1,786)
State and political subdivisions	30,233	(1,049)	—	—	30,233	(1,049)
Residential mortgage-backed securities	29,444	(274)	—	—	29,444	(274)
Collateralized mortgage obligations	4,091	(253)	—	—	4,091	(253)
Corporate bonds	46,499	(1,792)	—	—	46,499	(1,792)

Total	$216,788	$(5,412)	$—	$—	$216,788	$(5,412)

Note 4. Loans and Leases

Summary of Major Loan and Lease Categories

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Commercial, financial and agricultural	$447,993	$422,816
Real estate-commercial	626,060	600,353
Real estate-construction	76,735	90,493
Real estate-residential secured for business purpose	35,284	37,319
Real estate-residential secured for personal purpose	162,352	149,164
Real estate-home equity secured for personal purpose	98,880	95,345
Loans to individuals	31,564	40,000
Lease financings	108,126	105,994

Total loans and leases held for investment, net of deferred income	$1,586,994	$1,541,484

Unearned lease income, included in the above table	$(13,742)	$(14,439)
Net deferred costs, included in the above table	2,832	2,744
Overdraft deposits included in the above table	68	62

Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At June 30, 2014
Commercial, financial and agricultural	$377	$391	$787	$1,555	$446,438	$447,993	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,363	—	923	2,286	623,774	626,060	—
Construction	—	—	7,185	7,185	69,550	76,735	—
Real estate—residential and home equity:
Residential secured for business purpose	19	59	654	732	34,552	35,284	—
Residential secured for personal purpose	492	44	256	792	161,560	162,352	—
Home equity secured for personal purpose	101	10	104	215	98,665	98,880	—
Loans to individuals	414	216	216	846	30,718	31,564	216
Lease financings	1,275	487	624	2,386	105,740	108,126	308

Total	$4,041	$1,207	$10,749	$15,997	$1,570,997	$1,586,994	$524

At December 31, 2013
Commercial, financial and agricultural	$386	$922	$2,904	$4,212	$418,604	$422,816	$12
Real estate—commercial real estate and construction:
Commercial real estate	148	262	4,932	5,342	595,011	600,353	—
Construction	—	—	8,742	8,742	81,751	90,493	—
Real estate—residential and home equity:
Residential secured for business purpose	87	276	161	524	36,795	37,319	—
Residential secured for personal purpose	1,370	—	617	1,987	147,177	149,164	—
Home equity secured for personal purpose	278	97	100	475	94,870	95,345	23
Loans to individuals	445	193	319	957	39,043	40,000	319
Lease financings	2,182	455	389	3,026	102,968	105,994	59

Total	$4,896	$2,205	$18,164	$25,265	$1,516,219	$1,541,484	$413

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at June 30, 2014 and December 31, 2013:

	At June 30, 2014				At December 31, 2013
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Loans held for sale **	$532	$—	$—	$532	$—	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	3,182	1,238	—	4,420	4,253	1,329	12	5,594
Real estate—commercial real estate and construction:
Commercial real estate	3,901	2,623	—	6,524	8,091	4,271	—	12,362
Construction	7,996	2,479	—	10,475	9,159	2,307	—	11,466
Real estate—residential and home equity:
Residential secured for business purpose	927	—	—	927	224	—	—	224
Residential secured for personal purpose	783	—	—	783	1,101	—	—	1,101
Home equity secured for personal purpose	104	—	—	104	77	—	23	100
Loans to individuals	1	—	216	217	—	36	319	355
Lease financings	316	—	308	624	330	—	59	389

Total	$17,742	$6,340	$524	$24,606	$23,235	$7,943	$413	$31,591

*	Includes nonaccrual troubled debt restructured loans and lease modifications of $2.2 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively.
**	Includes real estate construction loan of $532 thousand at June 30, 2014.

Credit Quality Indicators

The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2014 and December 31, 2013.

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

1.	Cash Secured—No credit risk
2.	Fully Secured—Negligible credit risk
3.	Strong—Minimal credit risk
4.	Satisfactory—Nominal credit risk
5.	Acceptable—Moderate credit risk
6.	Pre-Watch—Marginal, but stable credit risk
7.	Special Mention—Potential weakness
8.	Substandard—Well-defined weakness
9.	Doubtful—Collection in-full improbable
10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,533	$1,858	$3,489	$—	$9,880
3. Strong	7,574	9,135	3,954	—	20,663
4. Satisfactory	28,620	16,610	8,689	247	54,166
5. Acceptable	276,339	417,051	44,643	24,955	762,988
6. Pre-watch	66,948	115,956	4,307	4,675	191,886
7. Special Mention	13,439	12,660	2,053	1,740	29,892
8. Substandard	50,540	52,790	9,600	3,667	116,597
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—

Total	$447,993	$626,060	$76,735	$35,284	$1,186,072

At December 31, 2013
Grade:
1. Cash secured/ 2. Fully secured	$4,763	$2,014	$1,682	$—	$8,459
3. Strong	6,051	8,515	4,300	—	18,866
4. Satisfactory	34,650	17,758	1,500	261	54,169
5. Acceptable	251,203	384,061	54,464	26,694	716,422
6. Pre-watch	84,201	113,181	16,084	5,884	219,350
7. Special Mention	10,095	19,445	—	1,841	31,381
8. Substandard	31,508	55,331	12,463	2,639	101,941
9. Doubtful	345	48	—	—	393
10.Loss	—	—	—	—	—

Total	$422,816	$600,353	$90,493	$37,319	$1,150,981

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

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2014
Performing	$161,569	$98,776	$31,347	$107,502	$399,194
Nonperforming	783	104	217	624	1,728

Total	$162,352	$98,880	$31,564	$108,126	$400,922

At December 31, 2013
Performing	$148,063	$95,245	$39,645	$105,605	$388,558
Nonperforming	1,101	100	355	389	1,945

Total	$149,164	$95,345	$40,000	$105,994	$390,503

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases

The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2014

Reserve for loan and lease losses:
Beginning balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567
Charge-offs	(250)	(1,251)	(98)	(10)	(267)	(143)	N/A	(2,019)
Recoveries	63	—	45	26	81	80	N/A	295
Provision (recovery of provision)	354	1,267	22	11	(7)	(131)	(265)	1,251

Ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094

Three Months Ended June 30, 2013

Reserve for loan and lease losses:
Beginning balance	$11,883	$8,032	$570	$792	$628	$1,358	$1,959	$25,222
Charge-offs	(90)	(3,691)	(24)	(23)	(224)	(267)	N/A	(4,319)
Recoveries	39	42	—	1	78	209	N/A	369
(Recovery of provision) provision	(437)	4,279	40	314	211	(88)	(873)	3,446

Ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718

Six Months Ended June 30, 2014

Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(1,689)	(1,308)	(114)	(90)	(490)	(290)	N/A	(3,981)
Recoveries	109	370	48	27	159	142	N/A	855
Provision (recovery of provision)	1,505	1,421	29	27	42	(36)	(262)	2,726

Ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094

Six Months Ended June 30, 2013

Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,161)	(4,073)	(74)	(27)	(404)	(426)	N/A	(6,165)
Recoveries	87	48	8	3	112	359	N/A	617
Provision (recovery of provision)	875	5,180	13	128	306	(47)	(935)	5,520

Ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718

N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated		Total
At June 30, 2014

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$680	$8	$456	$—	$—	$—	$	N/A	$1,144
Ending balance: collectively evaluated for impairment	9,034	9,255	569	1,248	405	1,101		1,338	22,950

Total ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101		$1,338	$24,094

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,800	$34,259	$2,477	$887	$1	$—			$52,424
Ending balance: collectively evaluated for impairment	433,193	668,536	32,807	260,345	31,563	108,126			1,534,570

Total ending balance	$447,993	$702,795	$35,284	$261,232	$31,564	$108,126			$1,586,994

At June 30, 2013

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$230	$—	$—	$—	$—	$—	$	N/A	$230
Ending balance: collectively evaluated for impairment	11,165	8,662	586	1,084	693	1,212		1,086	24,488

Total ending balance	$11,395	$8,662	$586	$1,084	$693	$1,212		$1,086	$24,718

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$3,146	$34,471	$169	$730	$38	$—			$38,554
Ending balance: collectively evaluated for impairment	436,761	629,956	32,160	227,381	43,560	91,621			1,461,439

Total ending balance	$439,907	$664,427	$32,329	$228,111	$43,598	$91,621			$1,499,993

N/A – Not applicable

Impaired Loans

The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2014 and December 31, 2013:

	At June 30, 2014			At December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Loans held for sale	$532	$2,987		$—	$—
Loans held for investment:
Commercial, financial and agricultural	13,121	13,865		10,890	11,749
Real estate—commercial real estate	21,522	23,587		28,883	35,700
Real estate—construction	11,292	11,639		12,357	14,540
Real estate—residential secured for business purpose	901	914		224	235
Real estate—residential secured for personal purpose	783	803		131	131
Real estate—home equity secured for personal purpose	104	104		77	77
Loans to individuals	1	1		36	54

Total impaired loans with no allowance recorded	$48,256	$53,900		$52,598	$62,486

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$1,679	$1,679	$680	$3,215	$3,272	$2,398
Real estate—commercial real estate	1,445	1,445	8	—	—	—
Real estate—residential secured for business purpose	1,576	1,576	456	1,550	1,550	501
Real estate—residential secured for personal purpose	—	—	—	970	976	64

Total impaired loans with an allowance recorded	$4,700	$4,700	$1,144	$5,735	$5,798	$2,963

	At June 30, 2014			At December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Loans held for sale	$532	$2,987	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	14,800	15,544	680	14,105	15,021	2,398
Real estate—commercial real estate	22,967	25,032	8	28,883	35,700	—
Real estate—construction	11,292	11,639	—	12,357	14,540	—
Real estate—residential secured for business purpose	2,477	2,490	456	1,774	1,785	501
Real estate—residential secured for personal purpose	783	803	—	1,101	1,107	64
Real estate—home equity secured for personal purpose	104	104	—	77	77	—
Loans to individuals	1	1	—	36	54	—

Total impaired loans	$52,956	$58,600	$1,144	$58,333	$68,284	$2,963

Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $29.2 million and $27.5 million at June 30, 2014 and December 31, 2013, respectively. Specific reserves on other accruing impaired loans were $674 thousand and $1.6 million at June 30, 2014 and December 31, 2013, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for investment:
Commercial, financial and agricultural	$13,296	$124	$51	$2,469	$8	$23
Real estate—commercial real estate	23,666	253	72	21,434	147	191
Real estate—construction	12,357	41	123	15,675	28	185
Real estate—residential secured for business purpose	2,574	17	15	169	—	2
Real estate—residential secured for personal purpose	762	—	18	751	—	12
Real estate—home equity secured for personal purpose	90	—	1	6	—	—
Loans to individuals	2	—	—	38	1	—

Total	$52,747	$435	$280	$40,542	$184	$413

*	There was no interest income recognized on a cash basis for nonaccrual loans for the three months ended June 30, 2014 and 2013; includes interest income recognized on the accrual method for accruing impaired loans of $435 thousand and $184 thousand for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for investment:
Commercial, financial and agricultural	$13,794	$251	$116	$2,731	$16	$62
Real estate—commercial real estate	24,884	535	166	22,732	302	416
Real estate—construction	12,412	83	247	15,758	56	369
Real estate—residential secured for business purpose	2,272	33	35	178	—	5
Real estate—residential secured for personal purpose	888	—	32	773	—	24
Real estate—home equity secured for personal purpose	84	—	2	3	—	—
Loans to individuals	6	—	—	42	2	—

Total	$54,340	$902	$598	$42,217	$376	$876

*	Includes interest income recognized on a cash basis for nonaccrual loans of $23 thousand and $6 thousand for the six months ended June 30, 2014 and 2013, respectively and interest income recognized on the accrual method for accruing impaired loans of $879 thousand and $370 thousand for the six months ended June 30, 2014 and 2013, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,000	$1,000	$—

Total	—	$—	$—	$—	1	$1,000	$1,000	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	$—	$—	—	$—	$—	$—

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,000	$1,000	$—

Total	—	$—	$—	$—	1	$1,000	$1,000	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$50	$50	$—	—	$—	$—	$—
Real estate—residential secured for business purpose	2	688	688	—	—	—	—	—

Total	3	$738	$738	$—	—	$—	$—	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2014 and 2013.

	Interest Only Term Extension		Interest Rate Reduction		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended June 30, 2014

Accruing Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Three Months Ended June 30, 2013

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	1	$1,000

Total	1	$1,000	—	$—	—	$—	1	$1,000

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Six Months Ended June 30, 2014

Accruing Troubled Debt Restructured Loans:	—	$—	—	$—	—	$—	—	$—

Total	—	$—	—	$—	—	$—	—	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$50	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	1	55	1	633	2	688

Total	—	$—	2	$105	1	$633	3	$738

Six Months Ended June 30, 2013

Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	1	$1,000

Total	1	$1,000	—	$—	—	$—	1	$1,000

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	3	$230

Total	—	$—	—	$—	—	$—	3	$230

Nonaccrual Troubled Debt Restructured Loans:

Total	—	$—	—	$—	—	$—	—	$—

Note 5. Mortgage Servicing Rights

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.0 million and $7.2 million at June 30, 2014 and December 31, 2013, respectively. The fair value of mortgage servicing rights was determined using discount rates ranging from 5.0% to 10.0% at both June 30, 2014 and December 31, 2013.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning of period	$5,406	$4,723	$5,519	$4,152
Servicing rights capitalized	236	871	359	1,639
Amortization of servicing rights	(264)	(381)	(507)	(812)
Changes in valuation allowance	—	14	7	248

End of period	$5,378	$5,227	$5,378	$5,227

Mortgage loans serviced for others	$761,413	$705,999	$761,413	$705,999

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Valuation allowance, beginning of period	$(243)	$(263)	$(250)	$(497)
Additions	—	—	—	—
Reductions	—	14	7	248
Direct write-downs	—	—	—	—

Valuation allowance, end of period	$(243)	$(249)	$(243)	$(249)

The estimated amortization expense of mortgage servicing rights for the remainder of 2014 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2014		$433
2015		792
2016		679
2017		576
2018		482
Thereafter		2,416

Note 6. Income Taxes

At June 30, 2014 and December 31, 2013, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At June 30, 2014, the Corporation’s tax years 2010 through 2013 remain subject to federal examination as well as examination by state taxing jurisdictions.

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

The Corporation sponsors a Supplemental Non-Qualified Pension Plan which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants.

Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$137	$155	$18	$25
Interest cost	475	426	31	27
Expected return on plan assets	(745)	(709)	—	—
Amortization of net actuarial loss	165	343	2	6
Accretion of prior service cost	(71)	(59)	2	(4)

Net periodic benefit (income) cost	$(39)	$156	$53	$54

	Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$273	$311	$37	$46
Interest cost	950	857	67	56
Expected return on plan assets	(1,490)	(1,264)	—	—
Amortization of net actuarial loss	326	629	5	12
Accretion of prior service cost	(141)	(118)	(3)	(9)

Net periodic benefit (income) cost	$(82)	$415	$106	$105

The Corporation previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make contributions of $162 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2014. During the six months ended June 30, 2014, the Corporation contributed $66 thousand to its non-qualified retirement plans and $46 thousand to its other postretirement plans. During the six months ended June 30, 2014, $1.0 million has been paid to participants from the retirement plans and $46 thousand has been paid to participants from the other postretirement plans.

Note 8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Numerator for basic and diluted earnings per share—income available to common shareholders	$5,080	$4,830	$10,806	$10,228

Denominator for basic earnings per share—weighted-average shares outstanding	16,243	16,696	16,250	16,742
Effect of dilutive securities—employee stock options and awards	86	51	86	54

Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,329	16,747	16,336	16,796

Basic earnings per share	$0.31	$0.29	$0.67	$0.61

Diluted earnings per share	$0.31	$0.29	$0.66	$0.61

Average anti-dilutive options and awards excluded from computation of diluted earnings per share	521	668	502	661

Note 9. Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	3,185	—	122	3,307

Balance, June 30, 2014	$1,713	$—	$(8,361)	$(6,648)

Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(7,884)	1,241	334	(6,309)

Balance, June 30, 2013	$460	$—	$(13,689)	$(13,229)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$415	$1,339	$557	$1,524	Net gain on sales of investment securities

	415	1,339	557	1,524	Total before tax
	(145)	(468)	(195)	(533)	Tax expense

	$270	$871	$362	$991	Net of tax

Cash flow hedge derivative:
	$—	$(1,866)	$—	$(1,866)	Net loss on interest rate swap

	—	(1,866)	—	(1,866)	Total before tax
	—	653	—	653	Tax benefit

	$—	$(1,213)	$—	$(1,213)	Net of tax

Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(167)	$(349)	$(331)	$(641)
Accretion of prior service cost included in net periodic pension costs*	69	63	144	127

	(98)	(286)	(187)	(514)	Total before tax
	34	101	65	180	Tax benefit

	$(64)	$(185)	$(122)	$(334)	Net of tax

*	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7—Retirement Plans and Other Postretirement Benefits for additional details.)

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

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2014 and December 31, 2013:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2014
Interest rate locks with customers	$25,847	Other Assets	$769	—	$—
Forward loan sale commitments	26,721	—	—	Other Liabilities	188

Total	$52,568		$769		$188

At December 31, 2013
Interest rate locks with customers	$15,176	Other Assets	$321	—	$—
Forward loan sale commitments	17,425	Other Assets	25	—	—

Total	$32,601		$346		$—

There were no derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2014 and December 31, 2013.

For the three and six months ended June 30, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2014	2013	2014	2013
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$350	$(1,549)	$448	$(1,611)
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(200)	994	(213)	826

Total		$150	$(555)	$235	$(785)

For the three and six months ended June 30, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2014	2013	2014	2013
Interest rate swap—cash flow hedge—loss on termination	Net loss on termination of interest rate swap	$—	$(1,866)	$—	$(1,866)
Interest rate swap—cash flow hedge—interest payments	Interest expense	—	9	—	124
Interest rate swap—cash flow hedge—ineffectiveness	Interest expense	—	—	—	—

Net loss		$—	$(1,875)	$—	$(1,990)

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

On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at June 30, 2014.

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

For the John T. Fretz Insurance Agency acquisition, the remaining potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $620 thousand cumulative over the two-year period ending April 30, 2016.

For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of June 30, 2014, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, classified using the fair value hierarchy:

	At June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,808	$—	$—	$4,808
U.S. government corporations and agencies	—	122,882	—	122,882
State and political subdivisions	—	107,364	—	107,364
Residential mortgage-backed securities	—	12,169	—	12,169
Collateralized mortgage obligations	—	6,703	—	6,703
Corporate bonds	—	42,612	—	42,612
Money market mutual funds	4,011	—	—	4,011
Equity securities	1,307	—	—	1,307

Total available-for-sale securities	10,126	291,730	—	301,856
Interest rate locks with customers	—	769	—	769

Total assets	$10,126	$292,499	$—	$302,625

Liabilities:
Contingent consideration liability	$—	$—	$6,187	$6,187
Forward loan sale commitments	—	188	—	188

Total liabilities	$—	$188	$6,187	$6,375

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,708	$—	$—	$4,708
U.S. government corporations and agencies	—	128,148	—	128,148
State and political subdivisions	—	107,657	—	107,657
Residential mortgage-backed securities	—	35,480	—	35,480
Collateralized mortgage obligations	—	7,201	—	7,201
Corporate bonds	—	33,840	—	33,840
Money market mutual funds	16,900	—	—	16,900
Equity securities	2,347	—	—	2,347

Total available-for-sale securities	23,955	312,326	—	336,281
Interest rate locks with customers	—	321	—	321
Forward loan sale commitments	—	25	—	25

Total assets	$23,955	$312,672	$—	$336,627

Liabilities:
Contingent consideration liability	$—	$—	$501	$501

Total liabilities	$—	$—	$501	$501

At June 30, 2014 and December 31, 2013, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2014
Girard Partners	$—	$5,470	$—	$384	$5,854
John T. Fretz Insurance Agency	501	—	310	142	333

Total contingent consideration liability	$501	$5,470	$310	$526	$6,187

	Six Months Ended June 30, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2013
Javers Group	$903	$—	$—	$(903)	$—
John T. Fretz Insurance Agency	—	454	—	11	465

Total contingent consideration liability	$903	$454	$—	$(892)	$465

The Corporation may be required periodically to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

	At June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$51,280	$51,280

Total	$—	$—	$51,280	$51,280

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,370	$55,370

Total	$—	$—	$55,370	$55,370

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2014 and December 31, 2013. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,607	$—	$—	$57,607	$57,607
Held-to-maturity securities	—	57,499	—	57,499	56,604
Loans held for sale	—	9,816	532	10,348	9,811
Net loans and leases held for investment	—	—	1,524,160	1,524,160	1,511,620
Mortgage servicing rights	—	—	6,989	6,989	5,378
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$57,607	$68,965	$1,531,681	$1,658,253	$1,642,670

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,564,004	$—	$—	$1,564,004	$1,564,004
Time deposits	—	270,978	—	270,978	268,230

Total deposits	1,564,004	270,978	—	1,834,982	1,832,234
Short-term borrowings	—	45,066	—	45,066	45,066

Total liabilities	$1,564,004	$316,044	$—	$1,880,048	$1,877,300

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,381)	$—	$(1,381)	$—

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$69,169	$—	$—	$69,169	$69,169
Held-to-maturity securities	—	66,853	—	66,853	66,003
Loans held for sale	—	2,267	—	2,267	2,267
Net loans and leases held for investment	—	—	1,477,945	1,477,945	1,461,620
Mortgage servicing rights	—	7,188	—	7,188	5,519
Other real estate owned	—	1,650	—	1,650	1,650

Total assets	$69,169	$77,958	$1,477,945	$1,625,072	$1,606,228

Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,573,709	$—	$—	$1,573,709	$1,573,709
Time deposits	—	268,909	—	268,909	270,789

Total deposits	1,573,709	268,909	—	1,842,618	1,844,498
Short-term borrowings	—	35,687	—	35,687	37,256

Total liabilities	$1,573,709	$304,596	$—	$1,878,305	$1,881,754

Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,357)	$—	$(1,357)	$—

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

Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. At June 30, 2014, credit card loans totaling $8.4 million and a nonaccrual real estate construction loan for $532 thousand were transferred to loans held for sale. The credit card loans were valued at the principal amount and a premium based on the agreement of sale. The fair value of the non-accrual construction loan was measured based on the value of the collateral securing the loan less costs to sell and is classified within Level 3 in the fair value hierarchy. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2014 and December 31, 2013.

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

Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2014, impaired loans held for investment had a carrying amount of $52.4 million with a valuation allowance of $1.1 million. At December 31, 2013, impaired loans held for investment had a carrying amount of $58.3 million with a valuation allowance of $3.0 million.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights were classified within Level 2 of the valuation hierarchy at December 31, 2013. The Corporation’s valuation model has not changed from December 31, 2013; however, management’s assessment of the inputs has resulted in mortgage servicing rights being classified within Level 3 of the valuation hierarchy at June 30, 2014. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2014, mortgage servicing rights had a carrying amount of $5.6 million with a valuation allowance of $243 thousand. At December 31, 2013, mortgage servicing rights had a carrying amount of $5.8 million with a valuation allowance of $250 thousand.

Goodwill and other identifiable intangible assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2014, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.

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

Short-term borrowings: The fair value of customer repurchase agreements and federal funds purchased are estimated using current market rates for similar borrowings and are classified within Level 2 in the fair value hierarchy.

Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are classified within Level 2 in the fair value hierarchy.

Note 12. Subsequent Event

On July 1, 2014, the Corporation and its insurance subsidiary, Univest Insurance, Inc., completed the acquisition of Sterner Insurance Associates, Inc., a full service firm providing insurance and consultative risk management solutions to individuals and businesses throughout the Lehigh Valley, Berks, Bucks and Montgomery counties.

The Corporation paid $3.9 million in cash and assumed liabilities of $940 thousand at closing with additional contingent consideration to be paid in annual installments over the three-year period ending June 30, 2017, based on the achievement of certain levels of revenue growth and EBITDA (earnings before interest, taxes, depreciation and amortization). At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $635 thousand in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $5.7 million cumulative over the next three years. As a result of the Sterner Insurance acquisition, the Corporation recorded goodwill of $3.4 million (inclusive of the contingent consideration) and customer related intangibles of $1.6 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over nine years using the sum-of-the-years-digits amortization method.

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

The Bank is engaged in the general commercial and consumer banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm acquired in January 2014. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation.

Executive Overview

The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net income	$5,080	$4,830	$250	5%	$10,806	$10,228	$578	6%
Net income per share:
Basic	$0.31	$0.29	$0.02	7	$0.67	$0.61	$0.06	10
Diluted	0.31	0.29	0.02	7	0.66	0.61	0.05	8
Return on average assets	0.94%	0.86%	8 BP	9	1.00%	0.92%	8 BP	9
Return on average equity	7.14%	6.81%	33 BP	5	7.67%	7.24%	43 BP	6

Net interest income on a tax-equivalent basis of $19.0 million for the three months ended June 30, 2014 decreased $316 thousand, or 2% compared to the same period in 2013. The net interest margin on a tax-equivalent basis for the second quarter of 2014 was 3.86%, an increase of 8 basis points compared to 3.78% for the second quarter of 2013. Net interest income on a tax-equivalent basis of $38.2 million for the six months ended June 30, 2014 decreased $210 thousand, or 1% compared to the same period in 2013. The tax-equivalent net interest margin for the six months ended June 30, 2014 was 3.91% compared to 3.80% for the same period in the prior year.

The provision for loan and lease losses for the three months ended June 30, 2014 was $1.3 million, a decrease of $2.2 million, or 64% compared to the same period in 2013. The provision for loan and lease losses was $2.7 million for the six months ended June 30, 2014, a decrease of $2.8 million, or 51% compared to the same period in 2013.

Noninterest income for the three months ended June 30, 2014 was $11.9 million, an increase of $933 thousand, or 8% from the comparable period in the prior year. Non-interest income for the six months ended June 30, 2014 was $24.1 million, an increase of $1.6 million, or 7% from the comparable period in the prior year.

Non-interest expense for the three months ended June 30, 2014 was $21.8 million, an increase of $2.5 million, or 13% from the comparable period in the prior year. Non-interest expense for the six months ended June 30, 2014 was $42.7 million, an increase of $3.2 million, or 8% from the comparable period in the prior year.

Gross loans and leases held for investment grew $45.5 million, or 3% from December 31, 2013. Deposits declined $12.3 million, or 1% from December 31, 2013.

Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased to $17.7 million at June 30, 2014, from $23.2 million at December 31, 2013 and $25.2 million at June 30, 2013. Nonaccrual loans and leases as a percentage of total loans and leases (held for investment and nonaccrual loans held for sale) was 1.12% at June 30, 2014 compared to 1.51% at December 31, 2013 and 1.68% at June 30, 2013. Net loan and lease charge-offs were $1.7 million and $3.1 million for the three and six months ended June 30, 2014, respectively, down $2.2 million and $2.4 million, respectively, from the same periods in 2013.

Valley Green Bank

On June 17, 2014, the Corporation, the Bank and Valley Green Bank (Valley Green) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Valley Green will be merged with and into the Bank in an all-stock transaction with an aggregate value of approximately $76 million. Headquartered in the Mt. Airy neighborhood of Philadelphia, Valley Green had approximately $370 million in assets, $329 million in loans, and $335 million in deposits at March 31, 2014 and operates three full-service banking offices and two loan production offices in the greater Philadelphia marketplace.

Under the terms of the Merger Agreement, Valley Green shareholders will receive shares of the Corporation’s common stock equal to $27.00 for each share of Valley Green stock outstanding, subject to certain adjustments depending upon the changes in the price of the Corporation’s common stock. The final exchange ratio will be based upon an average closing price of the Corporation’s common stock over the 20 consecutive trading day period ending on the day prior to the closing date.

With the assumption of Valley Green’s three branches and two loan production offices in the Philadelphia marketplace, the Corporation enters a new and highly attractive small business and consumer market and expands its existing lending network within southeastern Pennsylvania. Upon the closing, Valley Green will operate as a separate division of the Bank, under the Valley Green brand. The transaction is anticipated to be accretive to the Corporation’s earnings per share in the first combined year of operations, with earnings accretion greater than 10% in year two.

The Merger Agreement has been approved by the Boards of Directors of the Corporation, the Bank and Valley Green and remains subject to approval by the shareholders of both companies, as well as their regulatory authorities. The transaction is expected to close in the first quarter of 2015.

Girard Partners

On January 27, 2014, the Corporation completed the acquisition of Girard Partners, a registered investment advisory firm with more than $500 million in assets under management. The Corporation increased its assets under management to over $3.0 billion at the acquisition date and expanded its advisory capabilities. The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018, based on the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization). As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next five years. As a result of the Girard acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in an asset sensitive position, as interest rates remain at historically low levels; however, the Corporation anticipates further increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2014 and 2013. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

Three and six months ended June 30, 2014 versus 2013

Net interest income on a tax-equivalent basis for the three months ended June 30, 2014 was $19.0 million, a decrease of $316 thousand, or 2% compared to the same period in 2013. Net interest income on a tax-equivalent basis for the six months ended June 30, 2014 was $38.2 million, a decrease of $210 thousand, or 1% compared to the same period in 2013. The decline in net interest income from the prior year was primarily attributable to a reduction in lower yielding investment securities. This decline was partially offset by the redemption of the Corporation’s trust preferred securities and the termination of the related interest rate swap during the second quarter of 2013, maturities of higher yielding time deposits and a decline in the rate paid on time deposits. The tax-equivalent net interest margin for the three months ended June 30, 2014 increased 8 basis points to 3.86% from 3.78% for the three months ended June 30, 2013. The tax-equivalent net interest margin for the six months ended June 30, 2014 increased 11 basis points to 3.91% from 3.80% for the six months ended June 30, 2013.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$25,164	$17	0.27%	$71,290	$46	0.26%
U.S. government obligations	127,631	316	0.99	178,110	488	1.10
Obligations of states and political subdivisions	107,021	1,373	5.15	122,503	1,606	5.26
Other debt and equity securities	142,318	695	1.96	194,541	944	1.95

Total interest-earning deposits and investments	402,134	2,401	2.39	566,444	3,084	2.18

Commercial, financial and agricultural loans	404,252	3,973	3.94	403,490	4,355	4.33
Real estate—commercial and construction loans	594,929	6,798	4.58	574,288	6,846	4.78
Real estate—residential loans	284,931	2,524	3.55	252,443	2,436	3.87
Loans to individuals	35,770	551	6.18	42,295	601	5.70
Municipal loans and leases	175,952	2,112	4.81	137,382	1,743	5.09
Lease financings	70,459	1,589	9.05	68,411	1,571	9.21

Gross loans and leases	1,566,293	17,547	4.49	1,478,309	17,552	4.76

Total interest-earning assets	1,968,427	19,948	4.06	2,044,753	20,636	4.05

Cash and due from banks	31,071			32,282
Reserve for loan and lease losses	(25,086)			(26,229)
Premises and equipment, net	34,355			32,611
Other assets	170,290			167,881

Total assets	$2,179,057			$2,251,298

Liabilities:
Interest-bearing checking deposits	$311,660	42	0.05	$264,897	37	0.06
Money market savings	280,693	68	0.10	322,808	78	0.10
Regular savings	537,526	79	0.06	537,410	78	0.06
Time deposits	267,610	780	1.17	302,896	962	1.27

Total time and interest-bearing deposits	1,397,489	969	0.28	1,428,011	1,155	0.32

Short-term borrowings	45,429	12	0.11	100,632	15	0.06
Subordinated notes and capital securities	—	—	—	20,619	183	3.56

Total borrowings	45,429	12	0.11	121,251	198	0.65

Total interest-bearing liabilities	1,442,918	981	0.27	1,549,262	1,353	0.35

Noninterest-bearing deposits	422,057			384,089
Accrued expenses and other liabilities	28,593			33,456

Total liabilities	1,893,568			1,966,807

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	65,367			64,680
Retained earnings and other equity	128,790			128,479

Total shareholders’ equity	285,489			284,491

Total liabilities and shareholders’ equity	$2,179,057			$2,251,298

Net interest income		$18,967			$19,283

Net interest spread			3.79			3.70
Effect of net interest-free funding sources			0.07			0.08

Net interest margin			3.86%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	136.42%			131.98%

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$25,283	$31	0.25%	$59,882	$81	0.27%
U.S. government obligations	129,457	647	1.01	176,269	965	1.10
Obligations of states and political subdivisions	107,386	2,829	5.31	122,097	3,185	5.26
Other debt and equity securities	146,919	1,415	1.94	197,722	1,839	1.88

Total interest-earning deposits and investments	409,045	4,922	2.43	555,970	6,070	2.20

Commercial, financial and agricultural loans	398,246	7,871	3.99	420,865	9,031	4.33
Real estate—commercial and construction loans	593,007	13,686	4.65	559,657	13,504	4.87
Real estate—residential loans	283,475	5,082	3.62	254,926	4,891	3.87
Loans to individuals	37,200	1,135	6.15	42,537	1,197	5.67
Municipal loans and leases	175,553	4,233	4.86	135,924	3,459	5.13
Lease financings	70,883	3,221	9.16	67,251	3,128	9.38

Gross loans and leases	1,558,364	35,228	4.56	1,481,160	35,210	4.79

Total interest-earning assets	1,967,409	40,150	4.12	2,037,130	41,280	4.09

Cash and due from banks	30,513			32,278
Reserve for loan and lease losses	(25,206)			(25,740)
Premises and equipment, net	34,303			32,827
Other assets	168,803			165,777

Total assets	$2,175,822			$2,242,272

Liabilities:
Interest-bearing checking deposits	$312,658	85	0.05	$254,550	73	0.06
Money market savings	284,874	135	0.10	324,235	158	0.10
Regular savings	540,301	158	0.06	536,063	154	0.06
Time deposits	268,277	1,583	1.19	313,381	2,010	1.29

Total time and interest-bearing deposits	1,406,110	1,961	0.28	1,428,229	2,395	0.34

Short-term borrowings	42,546	18	0.09	101,533	32	0.06
Subordinated notes and capital securities	—	—	—	20,799	472	4.58

Total borrowings	42,546	18	0.09	122,332	504	0.83

Total interest-bearing liabilities	1,448,656	1,979	0.28	1,550,561	2,899	0.38

Noninterest-bearing deposits	415,446			372,936
Accrued expenses and other liabilities	27,681			33,754

Total liabilities	1,891,783			1,957,251

Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	65,319			64,700
Retained earnings and other equity	127,388			128,989

Total shareholders’ equity	284,039			285,021

Total liabilities and shareholders’ equity	$2,175,822			$2,242,272

Net interest income		$38,171			$38,381

Net interest spread			3.84			3.71
Effect of net interest-free funding sources			0.07			0.09

Net interest margin			3.91%			3.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.81%			131.38%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and six months ended June 30, 2014 and 2013 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended June 30, 2014 Versus 2013			Six Months Ended June 30, 2014 Versus 2013
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(31)	$2	$(29)	$(44)	$(6)	$(50)
U.S. government obligations	(127)	(45)	(172)	(243)	(75)	(318)
Obligations of states and political subdivisions	(200)	(33)	(233)	(386)	30	(356)
Other debt and equity securities	(254)	5	(249)	(482)	58	(424)

Interest on deposits and investments	(612)	(71)	(683)	(1,155)	7	(1,148)

Commercial, financial and agricultural loans	8	(390)	(382)	(471)	(689)	(1,160)
Real estate—commercial and construction loans	242	(290)	(48)	798	(616)	182
Real estate—residential loans	298	(210)	88	522	(331)	191
Loans to individuals	(98)	48	(50)	(158)	96	(62)
Municipal loans and leases	469	(100)	369	964	(190)	774
Lease financings	46	(28)	18	167	(74)	93

Interest and fees on loans and leases	965	(970)	(5)	1,822	(1,804)	18

Total interest income	353	(1,041)	(688)	667	(1,797)	(1,130)

Interest expense:
Interest-bearing checking deposits	10	(5)	5	22	(10)	12
Money market savings	(10)	—	(10)	(23)	—	(23)
Regular savings	1	—	1	4	—	4
Time deposits	(108)	(74)	(182)	(278)	(149)	(427)

Interest on time and interest-bearing deposits	(107)	(79)	(186)	(275)	(159)	(434)

Short-term borrowings	(11)	8	(3)	(24)	10	(14)
Subordinated notes and capital securities	(183)	—	(183)	(472)	—	(472)

Interest on borrowings	(194)	8	(186)	(496)	10	(486)

Total interest expense	(301)	(71)	(372)	(771)	(149)	(920)

Net interest income	$654	$(970)	$(316)	$1,438	$(1,648)	$(210)

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three and six months ended June 30, 2014 and 2013 have been calculated using the Corporation’s federal applicable rate of 35%.

Interest Income

Three and six months ended June 30, 2014 versus 2013

Interest income on a tax-equivalent basis for the three months ended June 30, 2014 was $19.9 million, a decrease of $688 thousand, or 3% from the same period in 2013. Interest income on a tax-equivalent basis for the six months ended June 30, 2014 was $40.2 million, a decrease of $1.1 million, or 3% from the same period in 2013. The decrease was primarily due to lower rates on loans and a reduction in lower yielding investment securities partially offset by loan growth. The lower rates on loans were primarily in the business, commercial real estate and residential real estate loan categories due to re-pricing and the competitive environment. The growth in loans occurred mainly in commercial real estate, residential real estate and municipal loans and leases.

Interest Expense

Three and six months ended June 30, 2014 versus 2013

Interest expense for the three months ended June 30, 2014 was $981 thousand, a decrease of $372 thousand, or 27% from the comparable period in 2013. Interest expense for the six months ended June 30, 2014 was $2.0 million, a decrease of $920 thousand, or 32% from the comparable period in 2013. The decrease was mainly attributable to the redemption of the Corporation’s trust preferred securities and termination of the related interest rate swap during 2013, maturities of higher yielding time deposits and a decline in rates paid on time deposits. The average rate paid on borrowings declined by 54 basis points and 74 basis points for the three and six months ended June 30, 2014, respectively. The average rate paid on time deposits declined by 10 basis points for both the three and six months ended June 30, 2014. For the six months ended June 30, 2014, the Corporation experienced decreases in average time deposits of $45.1 million and money market savings of $39.4 million partially offset by increases in average interest-bearing checking of $58.1 million. The increase in interest-bearing checking deposits was primarily due to a product change for existing business and municipal customers which resulted in $68.1 million of customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits during the second quarter of 2013.

Provision for Loan and Lease Losses

The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses was $1.3 million for the three months ended June 30, 2014, down $2.2 million from the same period in the prior year. The provision for loan and lease losses was $2.7 million for the six months ended June 30, 2014, down $2.8 million from the same period in the prior year. The decreases in the loan and lease provision were mainly due to a decline in collateral value in the second quarter of 2013 for a commercial real estate borrower.

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

The following table presents noninterest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Trust fee income	$1,931	$1,779	$152	9%	$3,830	$3,513	$317	9%
Service charges on deposit accounts	1,047	1,098	(51)	(5)	2,061	2,184	(123)	(6)
Investment advisory commission and fee income	3,009	2,018	991	49	6,058	3,914	2,144	55
Insurance commission and fee income	2,434	2,391	43	2	5,766	4,914	852	17
Other service fee income	1,897	1,827	70	4	3,704	3,525	179	5
Bank owned life insurance income	443	413	30	7	821	917	(96)	(10)
Net gain on sales of investment securities	415	1,339	(924)	(69)	557	1,524	(967)	(63)
Net gain on mortgage banking activities	519	1,416	(897)	(63)	868	3,112	(2,244)	(72)
Net gain on sales of other real estate owned	—	252	(252)	N/M	—	252	(252)	N/M
Loss on termination of interest rate swap	—	(1,866)	1,866	N/M	—	(1,866)	1,866	N/M
Other	229	324	(95)	(29)	400	477	(77)	(16)

Total noninterest income	$11,924	$10,991	$933	8	$24,065	$22,466	$1,599	7

Three and six months ended June 30, 2014 versus 2013

Non-interest income for the three months ended June 30, 2014 was $11.9 million, an increase of $933 thousand or 8% from the comparable period in the prior year. Non-interest income for the six months ended June 30, 2014 was $24.1 million, an increase of $1.6 million or 7% from the comparable period in the prior year. Investment advisory commission and fee income increased $991 thousand for the three months and $2.1 million for the six months ended June 30, 2014, primarily due to the acquisition of Girard effective January 1, 2014. Insurance commission and fee income increased $852 thousand for the six months ended June 30, 2014, primarily due to an increase in contingency revenues during the first quarter of 2014 and the acquisition of the John T. Fretz Insurance Agency on May 1, 2013. These favorable increases were partially offset by a decrease in the net gain on mortgage banking activities of $897 thousand for the three months and $2.2 million for the six months ended June 30, 2014. In 2014, higher interest rates have reduced refinance activity and purchase activity remains sluggish. This lead to a 72% decline in funded first mortgage volume for the second quarter of 2014 and a 75% decline for the six months ended June 30, 2014, from the comparable periods in 2013. The net gain on sales of securities decreased $924 thousand for the three months and $967 thousand for the six months ended June 30, 2014 from the comparable periods in 2013. In addition, the three and six months ended June 30, 2013 included a $1.9 million loss on the termination of an interest rate swap which was used as a hedge of trust preferred securities.

Noninterest Expense

The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment and professional services expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.

The following table presents noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and benefits	$10,242	$9,359	$883	9%	$20,913	$19,219	$1,694	9%
Commissions	1,795	2,388	(593)	(25)	3,385	4,503	(1,118)	(25)
Net occupancy	1,687	1,408	279	20	3,441	2,807	634	23
Equipment	1,410	1,212	198	16	2,744	2,394	350	15
Professional services	846	809	37	5	1,655	1,576	79	5
Marketing and advertising	581	497	84	17	942	862	80	9
Deposit insurance premiums	397	400	(3)	(1)	776	792	(16)	(2)
Intangible expenses (income)	650	(683)	1,333	N/M	1,410	(474)	1,884	N/M
Acquisition-related costs	516	27	489	N/M	559	27	532	N/M
Restructuring charges	—	—	—	—	—	539	(539)	N/M
Other	3,666	3,869	(203)	(5)	6,848	7,277	(429)	(6)

Total noninterest expense	$21,790	$19,286	$2,504	13	$42,673	$39,522	$3,151	8

Three and six months ended June 30, 2014 versus 2013

Non-interest expense for the three months ended June 30, 2014 was $21.8 million, an increase of $2.5 million or 13% from the comparable period in the prior year. Non-interest expense for the six months ended June 30, 2013 was $42.7 million, an increase of $3.2 million or 8% from the comparable period in the prior year. Salaries and benefit expense increased $883 thousand for the three months and $1.7 million for the six months ended June 30, 2014, primarily attributable to the Girard acquisition and lower deferred loan origination costs. Intangible expenses increased by $1.3 million for the three months and $1.9 million for the six months ended June 30, 2014, mainly due to the Girard acquisition and the reduction to the contingent consideration liability related to the Javers acquisition which resulted in a reduction of expense of $959 thousand during the second quarter of 2013. Premises and equipment expenses increased $477 thousand for three months and $984 thousand for the six months ended June 30, 2014 mainly due to increased costs related to computer equipment and software, snow removal, a new leased office location in the Lehigh Valley and the Girard acquisition. Acquisition-related costs for the second quarter of 2014 totaling $516 thousand were attributable to the pending Valley Green Bank acquisition and the Sterner Insurance acquisition. These unfavorable variances were partially offset by a decrease in commission expense of $593 thousand for the three months and $1.1 million for the six months ended June 30, 2014 mainly due to the decline in mortgage banking activity. In addition, non-interest expense during the first quarter of 2013 included restructuring charges of $539 thousand.

Tax Provision

The provision for income taxes for the both the three months ended June 30, 2014 and 2013 was $1.5 million, at effective rates of 23% and 24%, respectively. The provision for income taxes for the six months ended June 30, 2014 and 2013 was $3.6 million and $3.2 million, at effective rates of 25% and 24%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition

Assets

The following table presents assets at the dates indicated:

	At June 30, 2014	At December 31, 2013	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$57,607	$69,169	$(11,562)	(17)%
Investment securities	358,460	402,284	(43,824)	(11)
Loans held for sale	9,811	2,267	7,544	N/M
Loans and leases held for investment	1,586,994	1,541,484	45,510	3
Reserve for loan and lease losses	(24,094)	(24,494)	400	2
Premises and equipment, net	34,048	34,129	(81)	—
Goodwill and other intangibles, net	75,820	65,695	10,125	15
Bank owned life insurance	61,458	60,637	821	1
Accrued interest receivable and other assets	37,148	40,388	(3,240)	(8)

Total assets	$2,197,252	$2,191,559	$5,693	—

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

Total investments at June 30, 2014 decreased $43.8 million from December 31, 2013. Sales of $30.3 million, maturities and pay-downs of $46.7 million and calls of $7.5 million, were partially offset by purchases of $36.2 million and increases in the fair value of available-for-sale investment securities of $4.9 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2014.

Loans and Leases

Gross loans and leases held for investment at June 30, 2014 increased $45.5 million or 3% from December 31, 2013. The growth in loans occurred mainly in business loans of $25.2 million, commercial real estate loans of $9.9 million and residential real estate loans of $16.7 million as economic conditions have slowly improved. While we are beginning to see increases in lending activity, household income and spending levels remain sluggish.

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

At June 30, 2014, the recorded investment in loans held for investment that were considered to be impaired was $52.4 million. The related reserve for loan losses was $1.1 million. At December 31, 2013, the recorded investment in loans that were considered to be impaired was $58.3 million. The related reserve for loan losses was $3.0 million. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the six months ended June 30, 2014 and 2013, additional interest income that would have been recognized under the original terms for impaired loans was $598 thousand and $876 thousand. Interest income recognized for the six months ended June 30, 2014 and 2013 was $902 thousand and $376 thousand, respectively.

The impaired loan balances consisted mainly of commercial real estate, construction and business loans. The $5.4 million decrease in impaired loans from December 31, 2013 was mainly due to the sale of a non-accrual commercial real estate loan for $2.5 million, the payoff of a commercial real estate loan for $1.3 million and the partial charge-offs of two related commercial real estate loans totaling $1.3 million. Impaired loans at June 30, 2014 included one large credit which went on nonaccrual during the third quarter of 2009 and is comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to $7.8 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand. This credit incurred $1.3 million in charge-offs during the second quarter of 2014, primarily attributable to updated assessments of residential building lots securing the loans. There is no specific allowance on this credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. Other real estate owned was $1.7 million at June 30, 2014, unchanged from December 31, 2013.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013	At June 30, 2013
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$532	$—	$—
Loans held for investment:
Commercial, financial and agricultural	3,182	4,253	1,708
Real estate—commercial	3,901	8,091	8,726
Real estate—construction	7,996	9,159	13,531
Real estate—residential	1,814	1,402	899
Loans to individuals	1	—	—
Lease financings	316	330	343

Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	17,742	23,235	25,207
Accruing troubled debt restructured loans and lease modifications not included in the above	6,340	7,943	13,696
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	12	—
Real estate—residential	—	23	295
Loans to individuals	216	319	190
Lease financings	308	59	36

Total accruing loans and leases, 90 days or more past due	524	413	521

Total non-performing loans and leases	24,606	31,591	39,424
Other real estate owned	1,650	1,650	1,650

Total nonperforming assets	$26,256	$33,241	$41,074

Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	1.12%	1.51%	1.68%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	1.55	2.05	2.63
Nonperforming assets / total assets	1.19	1.52	1.82
Allowance for loan and lease losses / loans and leases held for investment	1.52	1.59	1.65
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	140.00	105.42	98.06
Allowance for loan and lease losses / nonperforming loans and leases held for investment	100.08	77.53	62.70
Allowance for loan and lease losses	$24,094	$24,494	$24,718
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,225	$1,583	$503

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013	At June 30, 2013
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$17,210	$23,235	$25,207
Nonaccrual loans and leases with partial charge-offs	6,293	8,958	11,058
Life-to-date partial charge-offs on nonaccrual loans and leases	2,852	9,120	7,250
Charge-off rate of nonaccrual loans and leases with partial charge-offs	31.2%	50.4%	39.6%
Specific reserves on impaired loans	$1,144	$2,963	$230

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at June 30, 2014 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $325 thousand and $319 thousand at June 30, 2014 and December 31, 2013, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $697 thousand and $611 thousand for the three months ended June 30, 2014 and 2013, respectively. The amortization of intangible assets was $1.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. The Corporation also has goodwill with a net carrying value of $64.3 million at June 30, 2014 and $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $6.8 million was related to the Girard acquisition.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill and no material impairment of identifiable intangibles during the three months ended June 30, 2014 and 2013. Since the last annual impairment analysis during 2013, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets

At June 30, 2014 and December 31, 2013, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.7 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at June 30, 2014, the FHLB stock is recorded at cost.

Liabilities

The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013	Change
			Amount	Percent
Deposits	$1,832,234	$1,844,498	$(12,264)	(1)%
Short-term borrowings	45,066	37,256	7,810	21
Accrued expenses and other liabilities	33,165	29,299	3,866	13

Total liabilities	$1,910,465	$1,911,053	$(588)	—

Deposits

Total deposits declined $12.3 million or 1% from December 31, 2013, primarily due to a decrease in public funds which was partially offset by an increase in non-interest bearing demand deposits.

Borrowings

Short-term borrowings at June 30, 2014, consisted of customer repurchase agreements on an overnight basis totaling $41.0 million and federal funds purchased of $4.0 million.

Shareholders’ Equity

The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013	Change
			Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	61,839	62,417	(578)	(1)
Retained earnings	176,911	172,602	4,309	2
Accumulated other comprehensive loss	(6,648)	(9,955)	3,307	33
Treasury stock	(36,647)	(35,890)	(757)	(2)

Total shareholders’ equity	$286,787	$280,506	$6,281	2

Retained earnings at June 30, 2014 were impacted by the six months of net income of $10.8 million partially offset by cash dividends declared of $6.5 million. Accumulated other comprehensive loss decreased primarily due to increases in the fair value of available-for-sale investment securities. Treasury stock increased primarily due to the purchase of 110,758 treasury shares, totaling $2.0 million under its 2013 Board approved share repurchase program partially offset by the issuance of restricted stock.

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

Table 4—Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014:
Total Capital (to Risk-Weighted Assets):
Corporation	$249,536	13.26%	$150,551	8.00%	$188,189	10.00%
Bank	232,381	12.47	149,059	8.00	186,324	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	225,794	12.00	75,276	4.00	112,913	6.00
Bank	209,073	11.22	74,530	4.00	111,795	6.00
Tier 1 Capital (to Average Assets):
Corporation	225,794	10.72	84,277	4.00	105,346	5.00
Bank	209,073	9.98	83,791	4.00	104,739	5.00

At December 31, 2013:
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00

At June 30, 2014 and December 31, 2013, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2014, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in an asset sensitive position, as interest rates remain at historically low levels; however, the Corporation anticipates increases in interest rates over the longer term, which it expects would benefit its net interest margin.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $486.7 million. At June 30, 2014 and December 31, 2013, there were no outstanding borrowings with the FHLB. At June 30, 2014 and December 31, 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $27.0 million and $35.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2014 and December 31, 2013. At June 30, 2014, outstanding federal funds purchased totaled $4.0 million. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2014 and December 31, 2013, the Corporation had no outstanding borrowings under this line.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2014 under its 2013 Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	87	$20.25	87	689,242
May 1 – 31, 2014	—	—	—	689,242
June 1 – 30, 2014	—	—	—	689,242

Total	87	$20.25	87

1.	Transactions are reported as of trade dates.
2.	On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the Securities and Exchange Commission (the SEC) on March 4, 2014.

	Exhibit 3.2	Amended By-Laws are incorporated by reference to Exhibit 3.2 of Form 10-K, filed with the SEC on March 4, 2014.

	Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

	Exhibit 31.1	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Michael S. Keim, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Michael S. Keim, Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Univest Corporation of Pennsylvania
(Registrant)

Date: August 8, 2014	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Michael S. Keim
Michael S. Keim, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)