Form 10-Q
period 2014-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2014-11-07
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	16,214,805
(Title of Class)	(Number of shares outstanding at October 31, 2014)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2014	At December 31, 2013
ASSETS
Cash and due from banks	$29,667	$32,646
Interest-earning deposits with other banks	38,741	36,523
Investment securities held-to-maturity (fair value $57,101 and $66,853 at September 30, 2014 and December 31, 2013, respectively)	56,476	66,003
Investment securities available-for-sale	304,302	336,281
Loans held for sale	2,156	2,267
Loans and leases held for investment	1,597,736	1,541,484
Less: Reserve for loan and lease losses	(21,762)	(24,494)
Net loans and leases held for investment	1,575,974	1,516,990
Premises and equipment, net	35,532	34,129
Goodwill	67,717	57,517
Other intangibles, net of accumulated amortization and fair value adjustments of $10,969 and $10,300 at September 30, 2014 and December 31, 2013, respectively	12,625	8,178
Bank owned life insurance	61,804	60,637
Accrued interest receivable and other assets	37,202	40,388
Total assets	$2,222,196	$2,191,559
LIABILITIES
Noninterest-bearing deposits	$436,189	$411,714
Interest-bearing deposits:
Demand deposits	633,750	625,845
Savings deposits	529,028	536,150
Time deposits	261,176	270,789
Total deposits	1,860,143	1,844,498
Customer repurchase agreements	38,005	37,256
Accrued interest payable and other liabilities	34,234	29,299
Total liabilities	1,932,382	1,911,053
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2014 and December 31, 2013; 18,266,404 shares issued at September 30, 2014 and December 31, 2013; 16,220,249 and 16,287,812 shares outstanding at September 30, 2014 and December 31, 2013, respectively	91,332	91,332
Additional paid-in capital	62,634	62,417
Retained earnings	179,903	172,602
Accumulated other comprehensive loss, net of tax benefit	(6,901)	(9,955)
Treasury stock, at cost; 2,046,155 and 1,978,592 shares at September 30, 2014 and December 31, 2013, respectively	(37,154)	(35,890)
Total shareholders’ equity	289,814	280,506
Total liabilities and shareholders’ equity	$2,222,196	$2,191,559
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans and leases:
Taxable	$15,921	$15,793	$46,916	$47,544
Exempt from federal income taxes	1,433	1,215	4,177	3,459
Total interest and fees on loans and leases	17,354	17,008	51,093	51,003
Interest and dividends on investment securities:
Taxable	963	1,391	3,025	4,195
Exempt from federal income taxes	884	1,033	2,723	3,103
Other interest income	18	25	49	106
Total interest income	19,219	19,457	56,890	58,407
Interest expense
Interest on deposits	971	1,119	2,932	3,514
Interest on short-term borrowings	7	8	25	40
Interest on long-term borrowings	—	11	—	483
Total interest expense	978	1,138	2,957	4,037
Net interest income	18,241	18,319	53,933	54,370
Provision for loan and lease losses	233	4,094	2,959	9,614
Net interest income after provision for loan and lease losses	18,008	14,225	50,974	44,756
Noninterest income
Trust fee income	1,862	1,736	5,692	5,249
Service charges on deposit accounts	1,073	1,149	3,134	3,333
Investment advisory commission and fee income	3,086	1,740	9,144	5,654
Insurance commission and fee income	2,881	2,309	8,647	7,223
Other service fee income	1,767	1,929	5,471	5,454
Bank owned life insurance income	346	1,555	1,167	2,472
Net gain on sales of investment securities	—	1,426	557	2,950
Net gain on mortgage banking activities	616	935	1,484	4,047
Net gain on sales of other real estate owned	195	198	195	450
Loss on termination of interest rate swap	—	—	—	(1,866)
Other	684	225	1,084	702
Total noninterest income	12,510	13,202	36,575	35,668
Noninterest expense
Salaries and benefits	11,035	9,761	31,948	28,980
Commissions	2,200	2,026	5,585	6,529
Net occupancy	1,689	1,472	5,130	4,279
Equipment	1,426	1,225	4,170	3,619
Professional fees	744	764	2,399	2,340
Marketing and advertising	391	570	1,333	1,432
Deposit insurance premiums	386	381	1,162	1,173
Intangible expenses (income)	352	275	1,762	(199)
Acquisition-related costs	180	7	739	34
Restructuring and integration charges	8	(5)	8	534
Other	3,608	3,512	10,456	10,789
Total noninterest expense	22,019	19,988	64,692	59,510
Income before income taxes	8,499	7,439	22,857	20,914
Income taxes	2,264	1,400	5,816	4,647
Net income	$6,235	$6,039	$17,041	$16,267
Net income per share:
Basic	$0.38	$0.36	$1.05	$0.97
Diluted	0.38	0.36	1.04	0.97
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$8,499	$2,264	$6,235	$7,439	$1,400	$6,039
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(486)	(170)	(316)	442	155	287
Less: reclassification adjustment for net gains on sales realized in net income	—	—	—	(1,426)	(499)	(927)
Total net unrealized losses on available-for-sale investment securities	(486)	(170)	(316)	(984)	(344)	(640)
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	168	59	109	320	112	208
Less: accretion of prior service cost included in net periodic pension costs	(72)	(26)	(46)	(64)	(22)	(42)
Total defined benefit pension plans	96	33	63	256	90	166
Other comprehensive loss	(390)	(137)	(253)	(728)	(254)	(474)
Total comprehensive income	$8,109	$2,127	$5,982	$6,711	$1,146	$5,565

	Nine Months Ended September 30,
(Dollars in thousands)	2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$22,857	$5,816	$17,041	$20,914	$4,647	$16,267
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	4,972	1,741	3,231	(10,163)	(3,557)	(6,606)
Less: reclassification adjustment for net gains on sales realized in net income	(557)	(195)	(362)	(2,950)	(1,032)	(1,918)
Total net unrealized gains (losses) on available-for-sale investment securities	4,415	1,546	2,869	(13,113)	(4,589)	(8,524)
Cash flow hedge derivative:
Net change in fair value of interest rate swap	—	—	—	43	15	28
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	—	—	—	1,866	653	1,213
Total cash flow hedge derivative	—	—	—	1,909	668	1,241
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	499	175	324	961	336	625
Less: accretion of prior service cost included in net periodic pension costs	(216)	(77)	(139)	(191)	(66)	(125)
Total defined benefit pension plans	283	98	185	770	270	500
Other comprehensive income (loss)	4,698	1,644	3,054	(10,434)	(3,651)	(6,783)
Total comprehensive income	$27,555	$7,460	$20,095	$10,480	$996	$9,484
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2014
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506
Net income	—	—	—	17,041	—	—	17,041
Other comprehensive income, net of income tax	—	—	—	—	3,054	—	3,054
Cash dividends declared ($0.60 per share)	—	—	—	(9,740)	—	—	(9,740)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	96,129	—	30	—	—	1,892	1,922
Exercise of stock options	9,500	—	11	—	—	173	184
Repurchase of cancelled restricted stock awards	(43,452)	—	735	—	—	(735)	—
Stock-based compensation	—	—	792	—	—	—	792
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(204,044)	—	—	—	—	(3,943)	(3,943)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at September 30, 2014	16,220,249	$91,332	$62,634	$179,903	$(6,901)	$(37,154)	$289,814

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Nine Months Ended September 30, 2013
Balance at December 31, 2012	16,770,232	$91,332	$62,101	$164,823	$(6,920)	$(27,059)	$284,277
Net income	—	—	—	16,267	—	—	16,267
Other comprehensive loss, net of income tax benefit	—	—	—	—	(6,783)	—	(6,783)
Cash dividends declared ($0.60 per share)	—	—	—	(10,029)	—	—	(10,029)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	105,263	—	9	(32)	—	1,915	1,892
Repurchase of cancelled restricted stock awards	(29,533)	—	519	—	—	(519)	—
Stock-based compensation	—	—	616	—	—	—	616
Net tax deficiency on stock-based compensation	—	—	(11)	—	—	—	(11)
Purchases of treasury stock	(627,406)	—	—	—	—	(11,475)	(11,475)
Restricted stock awards granted	70,041	—	(1,174)	(92)	—	1,266	—
Balance at September 30, 2013	16,288,597	$91,332	$62,060	$170,937	$(13,703)	$(35,872)	$274,754
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$17,041	$16,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,959	9,614
Depreciation of premises and equipment	2,288	2,196
Net gain on sales of investment securities	(557)	(2,950)
Net gain on mortgage banking activities	(1,484)	(4,047)
Net gain on sales of other real estate owned	(195)	(450)
Loss on termination of interest rate swap	—	1,866
Bank owned life insurance income	(1,167)	(2,472)
Stock-based compensation	792	616
Intangible expenses (income)	1,762	(199)
Other adjustments to reconcile net income to cash provided by operating activities	819	207
Originations of loans held for sale	(86,457)	(233,408)
Proceeds from the sale of loans held for sale	87,827	239,501
Contributions to pension and other postretirement benefit plans	(159)	(2,090)
Decrease (increase) in accrued interest receivable and other assets	1,359	(991)
(Decrease) increase in accrued interest payable and other liabilities	(2,221)	5,681
Net cash provided by operating activities	22,607	29,341
Cash flows from investing activities:
Net cash paid due to acquisitions	(9,260)	(2,170)
Net capital expenditures	(3,158)	(2,777)
Proceeds from maturities and calls of securities held-to-maturity	9,000	—
Proceeds from maturities and calls of securities available-for-sale	47,175	33,503
Proceeds from sales of securities available-for-sale	30,286	58,148
Purchases of investment securities available-for-sale	(41,320)	(66,959)
Proceeds from sale of credit card portfolio	8,943	—
Net increase in loans and leases	(70,344)	(57,137)
Net (increase) decrease in interest-earning deposits	(2,101)	14,739
Proceeds from sales of other real estate owned	891	4,183
Net cash used in investing activities	(29,888)	(18,470)
Cash flows from financing activities:
Net increase in deposits	15,645	24,033
Net increase (decrease) in short-term borrowings	248	(49,549)
Repayment of subordinated debt	—	(375)
Payment for repurchase of trust preferred securities	—	(20,619)
Purchases of treasury stock	(3,943)	(11,475)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,922	1,892
Proceeds from exercise of stock options	184	—
Cash dividends paid	(9,754)	(6,693)
Net cash provided by (used in) financing activities	4,302	(62,786)
Net decrease in cash and due from banks	(2,979)	(51,915)
Cash and due from banks at beginning of year	32,646	98,399
Cash and due from banks at end of period	$29,667	$46,484
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,122	$4,801
Cash paid for income taxes, net of refunds received	5,188	4,336
Non cash transactions:
Transfer of loans to other real estate owned	$—	$3,526
Transfer of loans to loans held for sale	8,926	—
Contingent consideration recorded as goodwill	6,105	454
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 4, 2014.
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

Note 2. Acquisitions
Sterner Insurance Associates
On July 1, 2014, the Corporation and its insurance subsidiary, Univest Insurance, completed the acquisition of Sterner Insurance Associates, a full service firm providing insurance and consultative risk management solutions to individuals and businesses throughout the Lehigh Valley, Berks, Bucks and Montgomery counties.
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
Valley Green Bank
On June 17, 2014, the Corporation, the Bank and Valley Green Bank (Valley Green) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Valley Green will be merged with and into the Bank in an all-stock transaction with an aggregate value of approximately $76 million. Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green had approximately $390 million in assets, $349 million in loans, and $353 million in deposits at June 30, 2014 and operates three full-service banking offices and two loan production offices in the greater Philadelphia marketplace.
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
The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018, based on the achievement of certain levels of EBITDA. As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next 5 years. As a result of the Girard Partners acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million. The goodwill is expected to be deductible for tax purposes. The customer related intangibles are being amortized over 9 years using the sum-of-the-years-digits amortization method.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2014 and December 31, 2013, by contractual maturity within each type:

	At September 30, 2014				At December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$15,150	$178	$—	$15,328	$11,148	$122	$—	$11,270
After 1 year to 5 years	41,326	507	(60)	41,773	54,855	992	(264)	55,583
	56,476	685	(60)	57,101	66,003	1,114	(264)	66,853
Total	$56,476	$685	$(60)	$57,101	$66,003	$1,114	$(264)	$66,853
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,971	$—	$(181)	$4,790	$—	$—	$—	$—
After 5 years to 10 years	—	—	—	—	4,966	—	(258)	4,708
	4,971	—	(181)	4,790	4,966	—	(258)	4,708
U.S. government corporations and agencies:
Within 1 year	—	—	—	—	5,999	16	—	6,015
After 1 year to 5 years	123,207	48	(852)	122,403	112,989	114	(1,226)	111,877
After 5 years to 10 years	—	—	—	—	10,816	—	(560)	10,256
	123,207	48	(852)	122,403	129,804	130	(1,786)	128,148
State and political subdivisions:
Within 1 year	600	2	—	602	1,564	13	—	1,577
After 1 year to 5 years	10,443	48	(18)	10,473	5,305	14	(29)	5,290
After 5 years to 10 years	49,641	1,658	(124)	51,175	41,974	710	(698)	41,986
Over 10 years	42,246	1,921	(10)	44,157	57,899	1,227	(322)	58,804
	102,930	3,629	(152)	106,407	106,742	1,964	(1,049)	107,657
Residential mortgage-backed securities:
After 1 year to 5 years	5,096	—	(32)	5,064	—	—	—	—
After 5 years to 10 years	4,860	—	(85)	4,775	10,008	5	(53)	9,960
Over 10 years	3,681	45	(12)	3,714	25,721	20	(221)	25,520
	13,637	45	(129)	13,553	35,729	25	(274)	35,480
Collateralized mortgage obligations:
After 1 year to 5 years	—	—	—	—	73	—	—	73
Over 10 years	6,580	18	(123)	6,475	7,341	40	(253)	7,128
	6,580	18	(123)	6,475	7,414	40	(253)	7,201
Corporate bonds:
Within 1 year	4,998	34	—	5,032	—	—	—	—
After 1 year to 5 years	17,590	30	(235)	17,385	18,838	52	(411)	18,479
After 5 years to 10 years	20,943	4	(389)	20,558	16,474	4	(1,117)	15,361
	43,531	68	(624)	42,975	35,312	56	(1,528)	33,840
Money market mutual funds:
No stated maturity	6,442	—	—	6,442	16,900	—	—	16,900
	6,442	—	—	6,442	16,900	—	—	16,900
Equity securities:
No stated maturity	854	403	—	1,257	1,679	668	—	2,347
	854	403	—	1,257	1,679	668	—	2,347
Total	$302,152	$4,211	$(2,061)	$304,302	$338,546	$2,883	$(5,148)	$336,281

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at September 30, 2014 and December 31, 2013 do not represent other-than-temporary impairments.
Securities with a carrying value of $231.5 million and $271.1 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.
The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
Proceeds from sales	$30,286	$58,148
Gross realized gains on sales	557	2,957
Gross realized losses on sales	—	7
Tax expense related to net realized gains on sales	195	1,032
Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2014 and 2013.
At September 30, 2014 and December 31, 2013, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2014
Securities Held-to-Maturity
Corporate bonds	$13,189	$(39)	$4,993	$(21)	$18,182	$(60)
Total	$13,189	$(39)	$4,993	$(21)	$18,182	$(60)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,790	$(181)	$4,790	$(181)
U.S. government corporations and agencies	19,948	(52)	77,353	(800)	97,301	(852)
State and political subdivisions	1,883	(4)	11,146	(148)	13,029	(152)
Residential mortgage-backed securities	12,391	(129)	—	—	12,391	(129)
Collateralized mortgage obligations	—	—	3,807	(123)	3,807	(123)
Corporate bonds	17,407	(233)	15,775	(391)	33,182	(624)
Total	$51,629	$(418)	$112,871	$(1,643)	$164,500	$(2,061)
At December 31, 2013
Securities Held-to-Maturity
Corporate bonds	$19,942	$(264)	$—	$—	$19,942	$(264)
Total	$19,942	$(264)	$—	$—	$19,942	$(264)
Securities Available-for-Sale
U.S. treasuries	$4,708	$(258)	$—	$—	$4,708	$(258)
U.S. government corporations and agencies	101,813	(1,786)	—	—	101,813	(1,786)
State and political subdivisions	30,233	(1,049)	—	—	30,233	(1,049)
Residential mortgage-backed securities	29,444	(274)	—	—	29,444	(274)
Collateralized mortgage obligations	4,091	(253)	—	—	4,091	(253)
Corporate bonds	26,557	(1,528)	—	—	26,557	(1,528)
Total	$196,846	$(5,148)	$—	$—	$196,846	$(5,148)

Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Commercial, financial and agricultural	$438,556	$422,816
Real estate-commercial	637,904	600,353
Real estate-construction	75,254	90,493
Real estate-residential secured for business purpose	35,367	37,319
Real estate-residential secured for personal purpose	163,368	149,164
Real estate-home equity secured for personal purpose	105,191	95,345
Loans to individuals	30,144	40,000
Lease financings	111,952	105,994
Total loans and leases held for investment, net of deferred income	$1,597,736	$1,541,484
Unearned lease income, included in the above table	$(13,646)	$(14,439)
Net deferred costs, included in the above table	3,045	2,744
Overdraft deposits included in the above table	72	62
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At September 30, 2014
Commercial, financial and agricultural	$1,380	$872	$588	$2,840	$435,716	$438,556	$—
Real estate—commercial real estate and construction:
Commercial real estate	9,630	—	148	9,778	628,126	637,904	—
Construction	405	—	6,297	6,702	68,552	75,254	—
Real estate—residential and home equity:
Residential secured for business purpose	224	18	668	910	34,457	35,367	—
Residential secured for personal purpose	377	424	101	902	162,466	163,368	41
Home equity secured for personal purpose	336	127	77	540	104,651	105,191	—
Loans to individuals	294	219	257	770	29,374	30,144	257
Lease financings	1,918	2,218	333	4,469	107,483	111,952	46
Total	$14,564	$3,878	$8,469	$26,911	$1,570,825	$1,597,736	$344
At December 31, 2013
Commercial, financial and agricultural	$386	$922	$2,904	$4,212	$418,604	$422,816	$12
Real estate—commercial real estate and construction:
Commercial real estate	148	262	4,932	5,342	595,011	600,353	—
Construction	—	—	8,742	8,742	81,751	90,493	—
Real estate—residential and home equity:
Residential secured for business purpose	87	276	161	524	36,795	37,319	—
Residential secured for personal purpose	1,370	—	617	1,987	147,177	149,164	—
Home equity secured for personal purpose	278	97	100	475	94,870	95,345	23
Loans to individuals	445	193	319	957	39,043	40,000	319
Lease financings	2,182	455	389	3,026	102,968	105,994	59
Total	$4,896	$2,205	$18,164	$25,265	$1,516,219	$1,541,484	$413

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at September 30, 2014 and December 31, 2013:

	At September 30, 2014				At December 31, 2013
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,050	$2,657	$—	$7,707	$4,253	$1,329	$12	$5,594
Real estate—commercial real estate and construction:
Commercial real estate	4,482	2,806	—	7,288	8,091	4,271	—	12,362
Construction	7,570	—	—	7,570	9,159	2,307	—	11,466
Real estate—residential and home equity:
Residential secured for business purpose	822	—	—	822	224	—	—	224
Residential secured for personal purpose	526	—	41	567	1,101	—	—	1,101
Home equity secured for personal purpose	77	—	—	77	77	—	23	100
Loans to individuals	—	—	257	257	—	36	319	355
Lease financings	287	—	46	333	330	—	59	389
Total	$18,814	$5,463	$344	$24,621	$23,235	$7,943	$413	$31,591
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $3.4 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2014 and December 31, 2013.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,511	$—	$851	$—	$5,362
3. Strong	7,187	8,821	3,927	—	19,935
4. Satisfactory	26,274	28,667	8,834	343	64,118
5. Acceptable	291,646	419,615	48,889	24,094	784,244
6. Pre-watch	56,775	113,842	5,088	5,022	180,727
7. Special Mention	11,904	10,283	—	1,325	23,512
8. Substandard	40,259	56,676	7,665	4,583	109,183
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$438,556	$637,904	$75,254	$35,367	$1,187,081
At December 31, 2013
Grade:
1. Cash secured/ 2. Fully secured	$4,763	$2,014	$1,682	$—	$8,459
3. Strong	6,051	8,515	4,300	—	18,866
4. Satisfactory	34,650	17,758	1,500	261	54,169
5. Acceptable	251,203	384,061	54,464	26,694	716,422
6. Pre-watch	84,201	113,181	16,084	5,884	219,350
7. Special Mention	10,095	19,445	—	1,841	31,381
8. Substandard	31,508	55,331	12,463	2,639	101,941
9. Doubtful	345	48	—	—	393
10.Loss	—	—	—	—	—
Total	$422,816	$600,353	$90,493	$37,319	$1,150,981
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

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At September 30, 2014
Performing	$162,801	$105,114	$29,887	$111,619	$409,421
Nonperforming	567	77	257	333	1,234
Total	$163,368	$105,191	$30,144	$111,952	$410,655
At December 31, 2013
Performing	$148,063	$95,245	$39,645	$105,605	$388,558
Nonperforming	1,101	100	355	389	1,945
Total	$149,164	$95,345	$40,000	$105,994	$390,503

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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094
Charge-offs	(968)	(1,570)	(26)	(18)	(169)	(106)	N/A	(2,857)
Recoveries	88	58	9	2	53	82	N/A	292
Provision (recovery of provision)	(1,219)	1,337	(48)	(54)	43	38	136	233
Ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
Three Months Ended September 30, 2013
Reserve for loan and lease losses:
Beginning balance	$11,395	$8,662	$586	$1,084	$693	$1,212	$1,086	$24,718
Charge-offs	(812)	(2,784)	(38)	(133)	(216)	(211)	N/A	(4,194)
Recoveries	85	—	1	2	60	69	N/A	217
(Recovery of provision) provision	(152)	2,542	682	249	169	198	406	4,094
Ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268	$1,492	$24,835
Nine Months Ended September 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(2,657)	(2,878)	(140)	(108)	(659)	(396)	N/A	(6,838)
Recoveries	197	428	57	29	212	224	N/A	1,147
Provision (recovery of provision)	286	2,758	(19)	(27)	85	2	(126)	2,959
Ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
Nine Months Ended September 30, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(1,973)	(6,857)	(112)	(160)	(620)	(637)	N/A	(10,359)
Recoveries	172	48	9	5	172	428	N/A	834
Provision (recovery of provision)	723	7,722	695	377	475	151	(529)	9,614
Ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268	$1,492	$24,835
N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2014
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$685	$27	$430	$—	$—	$—	N/A	$1,142
Ending balance: collectively evaluated for impairment	6,930	9,061	530	1,178	332	1,115	1,474	20,620
Total ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$18,214	$37,341	$2,921	$603	$—	$—		$59,079
Ending balance: collectively evaluated for impairment	420,342	675,817	32,446	267,956	30,144	111,952		1,538,657
Total ending balance	$438,556	$713,158	$35,367	$268,559	$30,144	$111,952		$1,597,736
At September 30, 2013
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$2,210	$111	$775	$—	$—	$—	N/A	$3,096
Ending balance: collectively evaluated for impairment	8,306	8,309	456	1,202	706	1,268	1,492	21,739
Total ending balance	$10,516	$8,420	$1,231	$1,202	$706	$1,268	$1,492	$24,835
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,029	$50,242	$1,776	$720	$37	$—		$66,804
Ending balance: collectively evaluated for impairment	416,789	630,635	33,897	233,181	42,174	102,761		1,459,437
Total ending balance	$430,818	$680,877	$35,673	$233,901	$42,211	$102,761		$1,526,241
N/A – Not applicable

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2014 and December 31, 2013:

	At September 30, 2014			At December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$14,777	$15,213		$10,890	$11,749
Real estate—commercial real estate	27,430	28,545		28,883	35,700
Real estate—construction	7,665	8,902		12,357	14,540
Real estate—residential secured for business purpose	1,371	1,400		224	235
Real estate—residential secured for personal purpose	526	547		131	131
Real estate—home equity secured for personal purpose	77	77		77	77
Loans to individuals	—	—		36	54
Total impaired loans with no allowance recorded	$51,846	$54,684		$52,598	$62,486
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$3,437	$3,437	$685	$3,215	$3,272	$2,398
Real estate—commercial real estate	2,246	2,246	27	—	—	—
Real estate—residential secured for business purpose	1,550	1,550	430	1,550	1,550	501
Real estate—residential secured for personal purpose	—	—	—	970	976	64
Total impaired loans with an allowance recorded	$7,233	$7,233	$1,142	$5,735	$5,798	$2,963

	At September 30, 2014			At December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Commercial, financial and agricultural	$18,214	$18,650	$685	$14,105	$15,021	$2,398
Real estate—commercial real estate	29,676	30,791	27	28,883	35,700	—
Real estate—construction	7,665	8,902	—	12,357	14,540	—
Real estate—residential secured for business purpose	2,921	2,950	430	1,774	1,785	501
Real estate—residential secured for personal purpose	526	547	—	1,101	1,107	64
Real estate—home equity secured for personal purpose	77	77	—	77	77	—
Loans to individuals	—	—	—	36	54	—
Total impaired loans	$59,079	$61,917	$1,142	$58,333	$68,284	$2,963
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $35.1 million and $27.5 million at September 30, 2014 and December 31, 2013, respectively. Specific reserves on other accruing impaired loans were $1.0 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$16,577	$150	$72	$5,971	$29	$70
Real estate—commercial real estate	26,531	281	82	22,789	171	150
Real estate—construction	9,982	20	116	14,544	25	184
Real estate—residential secured for business purpose	2,643	19	13	585	2	2
Real estate—residential secured for personal purpose	590	—	9	725	—	11
Real estate—home equity secured for personal purpose	84	—	1	—	—	—
Loans to individuals	1	—	—	37	1	—
Total	$56,408	$470	$293	$44,651	$228	$417

*
There was no interest income recognized on a cash basis for nonaccrual loans for the three months ended September 30, 2014 and 2013; includes interest income recognized on the accrual method for accruing impaired loans of $470 thousand and $228 thousand for the three months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$14,806	$401	$188	$3,985	$45	$132
Real estate—commercial real estate	25,734	816	248	23,138	473	566
Real estate—construction	11,499	103	363	15,291	81	553
Real estate—residential secured for business purpose	2,400	52	48	341	2	7
Real estate—residential secured for personal purpose	779	—	41	758	—	35
Real estate—home equity secured for personal purpose	82	—	3	2	—	—
Loans to individuals	5	—	—	41	3	—
Total	$55,305	$1,372	$891	$43,556	$604	$1,293

*
Includes interest income recognized on a cash basis for nonaccrual loans of $23 thousand and $6 thousand for the nine months ended September 30, 2014 and 2013, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.3 million and $598 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	3	$1,424	$1,424	$132	—	$—	$—	$—
Real estate—commercial real estate	1	1,000	1,000	—	3	1,569	1,569	—
Real estate—construction	—	—	—	—	1	459	459	—
Total	4	$2,424	$2,424	$132	4	$2,028	$2,028	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	3	$1,424	$1,424	$132	1	$1,000	$1,000	$—
Real estate—commercial real estate	1	1,000	1,000	—	3	1,569	1,569	—
Real estate—construction	—	—	—	—	1	459	459	—
Total	4	$2,424	$2,424	$132	5	$3,028	$3,028	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$50	$50	$—	—	$—	$—	$—
Real estate—residential secured for business purpose	2	688	688	—	—	—	—	—
Total	3	$738	$738	$—	—	$—	$—	$—
The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for a short-term basis up to one year. Our goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2014 and 2013.

	Interest Only Term Extension		Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Payments Suspended		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	2	$1,299	1	$125	3	$1,424
Real estate—commercial real estate	—	—	—	—	—	—	1	1,000	—	—	1	1,000
Total	—	$—	—	$—	—	$—	3	$2,299	1	$125	4	$2,424
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Three Months Ended September 30, 2013
Accruing Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$756	—	$—	2	$813	—	$—	3	$1,569
Real estate—construction	—	—	—	—	—	—	1	459	—	—	1	459
Total	—	$—	1	$756	—	$—	3	$1,272	—	$—	4	$2,028
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Nine Months Ended September 30, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	2	$1,299	1	$125	3	$1,424
Real estate—commercial real estate	—	—	—	—	—	—	1	1,000	—	—	1	1,000
Total	—	$—	—	$—	—	$—	3	$2,299	1	$125	4	$2,424
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	1	$50	—	$—	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	—	—	1	55	1	633	—	—	2	688
Total	—	$—	—	$—	2	$105	1	$633	—	$—	3	$738
Nine Months Ended September 30, 2013
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	—	$—	—	$—	1	$1,000
Real estate—commercial real estate	—	—	1	756	—	—	2	813	—	—	3	1,569
Real estate—construction	—	—	—	—	—	—	1	459	—	—	1	459
Total	1	$1,000	1	$756	—	$—	3	$1,272	—	$—	5	$3,028
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$1,000	—	$—	4	$1,230
Total	—	$—	1	$1,000	—	$—	4	$1,230
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.3 million and $7.2 million at September 30, 2014 and December 31, 2013, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2014, and discount rates ranging from 5.0% to 10.0% at December 31, 2013.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning of period	$5,378	$5,227	$5,519	$4,152
Servicing rights capitalized	365	544	724	2,183
Amortization of servicing rights	(561)	(287)	(1,068)	(1,099)
Changes in valuation allowance	243	—	250	248
End of period	$5,425	$5,484	$5,425	$5,484
Mortgage loans serviced for others	$779,701	$736,017	$779,701	$736,017
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Valuation allowance, beginning of period	$(243)	$(249)	$(250)	$(497)
Additions	—	—	—	—
Reductions	243	—	250	248
Direct write-downs	—	—	—	—
Valuation allowance, end of period	$—	$(249)	$—	$(249)

The estimated amortization expense of mortgage servicing rights for the remainder of 2014 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2014		$206
2015		799
2016		693
2017		596
2018		511
Thereafter		2,620
Note 6. Income Taxes
At September 30, 2014 and December 31, 2013, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At September 30, 2014, the Corporation’s tax years 2011 through 2013 remain subject to federal examination as well as examination by state taxing jurisdictions.
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
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$137	$155	$19	$23
Interest cost	476	427	32	30
Expected return on plan assets	(746)	(630)	—	—
Amortization of net actuarial loss	164	314	4	6
Accretion of prior service cost	(71)	(58)	(1)	(6)
Net periodic benefit (income) cost	$(40)	$208	$54	$53

	Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$410	$466	$56	$69
Interest cost	1,426	1,284	99	86
Expected return on plan assets	(2,236)	(1,894)	—	—
Amortization of net actuarial loss	490	943	9	18
Accretion of prior service cost	(212)	(176)	(4)	(15)
Net periodic benefit (income) cost	$(122)	$623	$160	$158
The Corporation previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make contributions of $162 thousand to its non-qualified retirement plans and $94 thousand to its other postretirement benefit plans in 2014. During the nine months ended September 30, 2014, the Corporation contributed $90 thousand to its non-qualified retirement plans and $69 thousand to its other postretirement plans. During the nine months ended September 30, 2014, $1.5 million has been paid to participants from the retirement plans and $69 thousand has been paid to participants from the other postretirement plans.
Note 8. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Numerator for basic and diluted earnings per share—income available to common shareholders	$6,235	$6,039	$17,041	$16,267
Denominator for basic earnings per share—weighted-average shares outstanding	16,226	16,658	16,241	16,714
Effect of dilutive securities—employee stock options and awards	88	84	90	61
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,314	16,742	16,331	16,775
Basic earnings per share	$0.38	$0.36	$1.05	$0.97
Diluted earnings per share	$0.38	$0.36	$1.04	$0.97
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	503	470	499	567
Note 9. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivative Used for Cash Flow Hedge	Net Change Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	2,869	—	185	3,054
Balance, September 30, 2014	$1,397	$—	$(8,298)	$(6,901)
Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(8,524)	1,241	500	(6,783)
Balance, September 30, 2013	$(180)	$—	$(13,523)	$(13,703)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$—	$1,426	$557	$2,950	Net gain on sales of investment securities
	—	1,426	557	2,950	Total before tax
	—	(499)	(195)	(1,032)	Tax expense
	$—	$927	$362	$1,918	Net of tax
Cash flow hedge derivative:
	$—	$—	$—	$(1,866)	Net loss on interest rate swap
	—	—	—	(1,866)	Total before tax
	—	—	—	653	Tax benefit
	$—	$—	$—	$(1,213)	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(168)	$(320)	$(499)	$(961)
Accretion of prior service cost included in net periodic pension costs*	72	64	216	191
	(96)	(256)	(283)	(770)	Total before tax
	33	90	98	270	Tax benefit
	$(63)	$(166)	$(185)	$(500)	Net of tax

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

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2014 and December 31, 2013:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2014
Interest rate locks with customers	$25,926	Other Assets	$660		$—
Forward loan sale commitments	28,195		—	Other Liabilities	90
Total	$54,121		$660		$90
At December 31, 2013
Interest rate locks with customers	$15,176	Other Assets	$321		$—
Forward loan sale commitments	17,425	Other Assets	25		—
Total	$32,601		$346		$—
There were no derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2014 and December 31, 2013.
For the three and nine months ended September 30, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2014	2013	2014	2013
Interest rate locks with customers	Net loss (gain) on mortgage banking activities	$(109)	$913	$339	$(698)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	99	(1,133)	(114)	(307)
Total		$(10)	$(220)	$225	$(1,005)
For the three and nine months ended September 30, 2014 and 2013, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2014	2013	2014	2013
Interest rate swap—cash flow hedge—loss on termination	Net loss on termination of interest rate swap	$—	$—	$—	$(1,866)
Interest rate swap—cash flow hedge—interest payments	Interest expense	—	—	—	124
Interest rate swap—cash flow hedge—ineffectiveness	Interest expense	—	—	—	—
Net loss		$—	$—	$—	$(1,990)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at September 30, 2014.

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
For the Sterner Insurance Associates acquisition, the potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $5.7 million over the three-year period ending June 30, 2017.
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
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during the second quarter of 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflects that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of September 30, 2014, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, classified using the fair value hierarchy:

	At September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,790	$—	$—	$4,790
U.S. government corporations and agencies	—	122,403	—	122,403
State and political subdivisions	—	106,407	—	106,407
Residential mortgage-backed securities	—	13,553	—	13,553
Collateralized mortgage obligations	—	6,475	—	6,475
Corporate bonds	—	42,975	—	42,975
Money market mutual funds	6,442	—	—	6,442
Equity securities	1,257	—	—	1,257
Total available-for-sale securities	12,489	291,813	—	304,302
Interest rate locks with customers	—	660	—	660
Total assets	$12,489	$292,473	$—	$304,962
Liabilities:
Contingent consideration liability	$—	$—	$6,669	$6,669
Forward loan sale commitments	—	90	—	90
Total liabilities	$—	$90	$6,669	$6,759

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,708	$—	$—	$4,708
U.S. government corporations and agencies	—	128,148	—	128,148
State and political subdivisions	—	107,657	—	107,657
Residential mortgage-backed securities	—	35,480	—	35,480
Collateralized mortgage obligations	—	7,201	—	7,201
Corporate bonds	—	33,840	—	33,840
Money market mutual funds	16,900	—	—	16,900
Equity securities	2,347	—	—	2,347
Total available-for-sale securities	23,955	312,326	—	336,281
Interest rate locks with customers	—	321	—	321
Forward loan sale commitments	—	25	—	25
Total assets	$23,955	$312,672	$—	$336,627
Liabilities:
Contingent consideration liability	$—	$—	$501	$501
Total liabilities	$—	$—	$501	$501
At September 30, 2014 and December 31, 2013, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2014
Girard Partners	$—	$5,470	$—	$197	$5,667
John T. Fretz Insurance Agency	501	—	(310)	154	345
Sterner Insurance Associates	$—	$635	$—	$22	657
Total contingent consideration liability	$501	$6,105	$(310)	$373	$6,669

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2013
Javers Group	$903	$—	$—	$(903)	$—
John T. Fretz Insurance Agency	—	454	—	29	483
Total contingent consideration liability	$903	$454	$—	$(874)	$483
The Corporation may be required periodically to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

	At September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$57,937	$57,937
Total	$—	$—	$57,937	$57,937

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,370	$55,370
Total	$—	$—	$55,370	$55,370

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2014 and December 31, 2013. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$68,408	$—	$—	$68,408	$68,408
Held-to-maturity securities	—	57,101	—	57,101	56,476
Loans held for sale	—	2,199	—	2,199	2,156
Net loans and leases held for investment	—	—	1,526,454	1,526,454	1,518,037
Mortgage servicing rights	—	—	7,337	7,337	5,425
Other real estate owned	—	955	—	955	955
Total assets	$68,408	$60,255	$1,533,791	$1,662,454	$1,651,457
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,598,967	$—	$—	$1,598,967	$1,598,967
Time deposits	—	263,317	—	263,317	261,176
Total deposits	1,598,967	263,317	—	1,862,284	1,860,143
Short-term borrowings	—	34,728	—	34,728	38,005
Total liabilities	$1,598,967	$298,045	$—	$1,897,012	$1,898,148
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,408)	$—	$(1,408)	$—

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$69,169	$—	$—	$69,169	$69,169
Held-to-maturity securities	—	66,853	—	66,853	66,003
Loans held for sale	—	2,267	—	2,267	2,267
Net loans and leases held for investment	—	—	1,477,945	1,477,945	1,461,620
Mortgage servicing rights	—	7,188	—	7,188	5,519
Other real estate owned	—	1,650	—	1,650	1,650
Total assets	$69,169	$77,958	$1,477,945	$1,625,072	$1,606,228
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,573,709	$—	$—	$1,573,709	$1,573,709
Time deposits	—	268,909	—	268,909	270,789
Total deposits	1,573,709	268,909	—	1,842,618	1,844,498
Short-term borrowings	—	35,687	—	35,687	37,256
Total liabilities	$1,573,709	$304,596	$—	$1,878,305	$1,881,754
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,357)	$—	$(1,357)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2014 and December 31, 2013.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2014, impaired loans held for investment had a carrying amount of $59.1 million with a valuation allowance of $1.1 million. At December 31, 2013, impaired loans held for investment had a carrying amount of $58.3 million with a valuation allowance of $3.0 million.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights were classified within Level 2 of the valuation hierarchy at December 31, 2013. The Corporation’s valuation model has not changed from December 31, 2013; however, management’s assessment of the inputs has resulted in mortgage servicing rights being classified within Level 3 of the valuation hierarchy at September 30, 2014. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2014, mortgage servicing rights had a carrying amount of $5.4 million with no valuation allowance. At December 31, 2013, mortgage servicing rights had a carrying amount of $5.8 million with a valuation allowance of $250 thousand.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2014, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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
(All dollar amounts presented within tables are in thousands, except per share data. “BP” equates to “basis points”; “N/ M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain amounts have been reclassified to conform to the current-year presentation.)
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
General
Univest Corporation of Pennsylvania (the Corporation), is a Bank Holding Company owning all of the capital stock of Univest Bank and Trust Co. (the Bank).
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

Executive Overview
The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net income	$6,235	$6,039	$196	3%	$17,041	$16,267	$774	5%
Net income per share:
Basic	$0.38	$0.36	$0.02	6	$1.05	$0.97	$0.08	8
Diluted	0.38	0.36	0.02	6	1.04	0.97	0.07	7
Return on average assets	1.12%	1.07%	5 BP	5	1.04%	0.97%	7 BP	7
Return on average equity	8.58%	8.55%	3 BP	—	7.98%	7.67%	31 BP	4
Net interest income on a tax-equivalent basis of $19.5 million for the three months ended September 30, 2014 was consistent with the same period in 2013. The net interest margin on a tax-equivalent basis for the third quarter of 2014 was 3.88%, an increase of 5 basis points compared to 3.83% for the third quarter of 2013. Net interest income on a tax-equivalent basis of $57.7 million for the nine months ended September 30, 2014 decreased $247 thousand, or less than 1% compared to the same period in 2013. The tax-equivalent net interest margin for the nine months ended September 30, 2014 was 3.90% compared to 3.81% for the same period in the prior year.
The provision for loan and lease losses for the three months ended September 30, 2014 was $233 thousand, a decrease of $3.9 million compared to the same period in 2013. The provision for loan and lease losses was $3.0 million for the nine months ended September 30, 2014, a decrease of $6.7 million compared to the same period in 2013.
Noninterest income for the three months ended September 30, 2014 was $12.5 million, a decrease of $692 thousand, or 5% from the comparable period in the prior year. Non-interest income for the nine months ended September 30, 2014 was $36.6 million, an increase of $907 thousand, or 3% from the comparable period in the prior year.
Non-interest expense for the three months ended September 30, 2014 was $22.0 million, an increase of $2.0 million, or 10% from the comparable period in the prior year. Non-interest expense for the nine months ended September 30, 2014 was $64.7 million, an increase of $5.2 million, or 9% from the comparable period in the prior year.
Gross loans and leases held for investment grew $56.3 million, or 4% from December 31, 2013. Deposits increased $15.6 million, or 1% from December 31, 2013.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased to $18.8 million at September 30, 2014, from $23.2 million at December 31, 2013 and $24.0 million at September 30, 2013. Nonaccrual loans and leases as a percentage of total loans and leases held for investment was 1.18% at September 30, 2014 compared to 1.51% at December 31, 2013 and 1.57% at September 30, 2013. Net loan and lease charge-offs were $2.6 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, down $1.4 million and $3.8 million, respectively, from the same periods in 2013.
Valley Green Bank
On June 17, 2014, the Corporation, the Bank and Valley Green Bank (Valley Green) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Valley Green will be merged with and into the Bank in an all-stock transaction with an aggregate value of approximately $76 million. Headquartered in the Mt. Airy neighborhood of Philadelphia, Valley Green had approximately $390 million in assets, $349 million in loans, and $353 million in deposits at June 30, 2014 and operates three full-service banking offices and two loan production offices in the greater Philadelphia marketplace.
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
Sterner Insurance Associates
On July 1, 2014, the Corporation and its insurance subsidiary, Univest Insurance, completed the acquisition of Sterner Insurance Associates (Sterner), a full service firm providing insurance and consultative risk management solutions to individuals and businesses throughout the Lehigh Valley, Berks, Bucks and Montgomery counties. The Corporation paid $3.9 million in cash and assumed liabilities of $940 thousand at closing with additional contingent consideration to be paid in annual installments over the three-year period ending June 30, 2017, based on the achievement of certain levels of revenue growth and EBITDA (earnings before interest, taxes, depreciation and amortization). At the acquisition date, the Corporation recorded the estimated fair value of the contingent consideration of $635 thousand in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $5.7 million cumulative over the next three years. As a result of the Sterner acquisition, the Corporation recorded goodwill of $3.4 million (inclusive of the contingent consideration) and customer related intangibles of $1.6 million.
Girard Partners
On January 27, 2014, the Corporation completed the acquisition of Girard Partners (Girard), a registered investment advisory firm with more than $500 million in assets under management. The Corporation increased its assets under management to over $3.0 billion at the acquisition date and expanded its advisory capabilities. The Corporation paid $5.4 million in cash at closing with additional contingent consideration to be paid in annual installments over the five-year period ending December 31, 2018, based on the achievement of certain levels of EBITDA. As of the effective date of the acquisition, January 1, 2014, the Corporation recorded the estimated fair value of the contingent consideration of $5.5 million in other liabilities. The potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $14.5 million cumulative over the next five years. As a result of the Girard acquisition, the Corporation recorded goodwill of $6.8 million (inclusive of the contingent consideration) and customer related intangibles of $4.3 million.
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

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2014 and 2013. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three and nine months ended September 30, 2014 versus 2013
Net interest income on a tax-equivalent basis of $19.5 million for the three months ended September 30, 2014 was consistent with the same period in 2013. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2014 was $57.7 million, a decrease of $247 thousand, or less than 1% compared to the same period in 2013. The decline in the year-to-date net interest income from the prior year was primarily attributable to a reduction in investment securities. This decline was partially offset as loan growth more than compensated for the reduction in loan rates; maturities of time deposits and reductions in time deposit rates, and the 2013 redemption of the Corporation’s trust preferred securities. The tax-equivalent net interest margin for the three months ended September 30, 2014 increased 5 basis points to 3.88% from 3.83% for the three months ended September 30, 2013. The tax-equivalent net interest margin for the nine months ended September 30, 2014 increased 9 basis points to 3.90% from 3.81% for the nine months ended September 30, 2013.

 Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$34,701	$18	0.21%	$36,137	$25	0.27%
U.S. government obligations	127,505	320	1.00	175,753	484	1.09
Obligations of states and political subdivisions	107,039	1,360	5.04	117,166	1,589	5.38
Other debt and equity securities	125,730	643	2.03	186,523	907	1.93
Total interest-earning deposits and investments	394,975	2,341	2.35	515,579	3,005	2.31
Commercial, financial and agricultural loans	394,297	4,054	4.08	395,251	4,062	4.08
Real estate—commercial and construction loans	622,249	7,105	4.53	590,967	7,071	4.75
Real estate—residential loans	298,530	2,684	3.57	261,586	2,463	3.74
Loans to individuals	30,616	492	6.38	42,483	587	5.48
Municipal loans and leases	181,170	2,214	4.85	147,505	1,875	5.04
Lease financings	71,103	1,586	8.85	69,058	1,610	9.25
Gross loans and leases	1,597,965	18,135	4.50	1,506,850	17,668	4.65
Total interest-earning assets	1,992,940	20,476	4.08	2,022,429	20,673	4.06
Cash and due from banks	36,600			34,693
Reserve for loan and lease losses	(24,450)			(25,404)
Premises and equipment, net	35,580			33,157
Other assets	176,804			168,249
Total assets	$2,217,474			$2,233,124
Liabilities:
Interest-bearing checking deposits	$316,923	44	0.06	$323,165	46	0.06
Money market savings	290,194	79	0.11	306,937	73	0.09
Regular savings	537,175	80	0.06	545,134	80	0.06
Time deposits	265,293	768	1.15	294,844	920	1.24
Total time and interest-bearing deposits	1,409,585	971	0.27	1,470,080	1,119	0.30
Short-term borrowings	38,763	7	0.07	44,516	8	0.07
Subordinated notes and capital securities	—	—	—	1,569	11	2.78
Total borrowings	38,763	7	0.07	46,085	19	0.16
Total interest-bearing liabilities	1,448,348	978	0.27	1,516,165	1,138	0.30
Noninterest-bearing deposits	450,553			405,498
Accrued expenses and other liabilities	30,144			31,216
Total liabilities	1,929,045			1,952,879
Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	65,459			64,866
Retained earnings and other equity	131,638			124,047
Total shareholders’ equity	288,429			280,245
Total liabilities and shareholders’ equity	$2,217,474			$2,233,124
Net interest income		$19,498			$19,535
Net interest spread			3.81			3.76
Effect of net interest-free funding sources			0.07			0.07
Net interest margin			3.88%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.60%			133.39%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended September 30, 2014 and 2013 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$28,457	$49	0.23%	$51,880	$106	0.27%
U.S. government obligations	128,799	967	1.00	176,095	1,449	1.10
Obligations of states and political subdivisions	107,269	4,189	5.22	120,435	4,774	5.30
Other debt and equity securities	139,779	2,058	1.97	193,949	2,746	1.89
Total interest-earning deposits and investments	404,304	7,263	2.40	542,359	9,075	2.24
Commercial, financial and agricultural loans	396,915	11,925	4.02	412,233	13,093	4.25
Real estate—commercial and construction loans	602,862	20,791	4.61	570,209	20,575	4.82
Real estate—residential loans	288,548	7,766	3.60	257,170	7,354	3.82
Loans to individuals	34,981	1,627	6.22	42,519	1,784	5.61
Municipal loans and leases	177,446	6,447	4.86	139,827	5,334	5.10
Lease financings	70,957	4,807	9.06	67,860	4,738	9.33
Gross loans and leases	1,571,709	53,363	4.54	1,489,818	52,878	4.75
Total interest-earning assets	1,976,013	60,626	4.10	2,032,177	61,953	4.08
Cash and due from banks	32,564			33,092
Reserve for loan and lease losses	(24,951)			(25,627)
Premises and equipment, net	34,733			32,938
Other assets	171,499			166,334
Total assets	$2,189,858			$2,238,914
Liabilities:
Interest-bearing checking deposits	$314,095	129	0.05	$277,673	119	0.06
Money market savings	286,667	214	0.10	318,406	231	0.10
Regular savings	539,248	238	0.06	538,764	234	0.06
Time deposits	267,271	2,351	1.18	307,134	2,930	1.28
Total time and interest-bearing deposits	1,407,281	2,932	0.28	1,441,977	3,514	0.33
Short-term borrowings	41,271	25	0.08	82,318	40	0.06
Subordinated notes and capital securities	—	—	—	14,319	483	4.51
Total borrowings	41,271	25	0.08	96,637	523	0.72
Total interest-bearing liabilities	1,448,552	2,957	0.27	1,538,614	4,037	0.35
Noninterest-bearing deposits	427,277			383,514
Accrued expenses and other liabilities	28,511			33,374
Total liabilities	1,904,340			1,955,502
Shareholders’ Equity:
Common stock	91,332			91,332
Additional paid-in capital	65,366			64,756
Retained earnings and other equity	128,820			127,324
Total shareholders’ equity	285,518			283,412
Total liabilities and shareholders’ equity	$2,189,858			$2,238,914
Net interest income		$57,669			$57,916
Net interest spread			3.83			3.73
Effect of net interest-free funding sources			0.07			0.08
Net interest margin			3.90%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	136.41%			132.08%

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the nine months ended September 30, 2014 and 2013 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended September 30, 2014 Versus 2013			Nine Months Ended September 30, 2014 Versus 2013
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(1)	$(6)	$(7)	$(43)	$(14)	$(57)
U.S. government obligations	(126)	(38)	(164)	(360)	(122)	(482)
Obligations of states and political subdivisions	(132)	(97)	(229)	(514)	(71)	(585)
Other debt and equity securities	(309)	45	(264)	(799)	111	(688)
Interest on deposits and investments	(568)	(96)	(664)	(1,716)	(96)	(1,812)
Commercial, financial and agricultural loans	(8)	—	(8)	(476)	(692)	(1,168)
Real estate—commercial and construction loans	368	(334)	34	1,140	(924)	216
Real estate—residential loans	337	(116)	221	855	(443)	412
Loans to individuals	(181)	86	(95)	(338)	181	(157)
Municipal loans and leases	413	(74)	339	1,375	(262)	1,113
Lease financings	47	(71)	(24)	210	(141)	69
Interest and fees on loans and leases	976	(509)	467	2,766	(2,281)	485
Total interest income	408	(605)	(197)	1,050	(2,377)	(1,327)
Interest expense:
Interest-bearing checking deposits	(2)	—	(2)	22	(12)	10
Money market savings	(5)	11	6	(17)	—	(17)
Regular savings	—	—	—	4	—	4
Time deposits	(88)	(64)	(152)	(361)	(218)	(579)
Interest on time and interest-bearing deposits	(95)	(53)	(148)	(352)	(230)	(582)
Short-term borrowings	(1)	—	(1)	(23)	8	(15)
Subordinated notes and capital securities	(11)	—	(11)	(483)	—	(483)
Interest on borrowings	(12)	—	(12)	(506)	8	(498)
Total interest expense	(107)	(53)	(160)	(858)	(222)	(1,080)
Net interest income	$515	$(552)	$(37)	$1,908	$(2,155)	$(247)

Interest Income
Three and nine months ended September 30, 2014 versus 2013
Interest income on a tax-equivalent basis for the three months ended September 30, 2014 was $20.5 million, a decrease of $197 thousand, or 1% from the same period in 2013. Interest income on a tax-equivalent basis for the nine months ended September 30, 2014 was $60.6 million, a decrease of $1.3 million, or 2% from the same period in 2013. The decreases for the three and nine months ended September 30, 2014, was primarily due to a reduction in investment securities. This decline was partially offset as loan growth more than compensated for the reduction in loan rates. The growth in loans for the three and nine months ended September 30, 2014, occurred mainly in commercial real estate, residential real estate and municipal loans and leases. The lower rates on loans for the nine months were primarily in the business, commercial real estate and residential real estate loan categories due to re-pricing and the competitive environment. The lower rates on loans for the three months were primarily in the commercial real estate and residential real estate loan categories.
Interest Expense
Three and nine months ended September 30, 2014 versus 2013
Interest expense for the three months ended September 30, 2014 was $978 thousand, a decrease of $160 thousand, or 14% from the comparable period in 2013. Interest expense for the nine months ended September 30, 2014 was $3.0 million, a decrease of $1.1 million, or 27% from the comparable period in 2013. The decrease for the nine months ended September 30, 2014 was mainly attributable to the redemption of the Corporation’s trust preferred securities and termination of the related interest rate swap during 2013, maturities of higher yielding time deposits and a decline in rates paid on time deposits. For the nine months ended September 30, 2014, the average rate paid on borrowings declined by 64 basis points and the average rate paid on time deposits declined 10 basis points. For the nine months ended September 30, 2014, the Corporation experienced decreases in average time deposits of $39.9 million and money market savings of $31.7 million partially offset by increases in average interest-bearing checking of $36.4 million. The increase in interest-bearing checking deposits was primarily due to a product change for existing business and municipal customers which resulted in customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits during the the second quarter of 2013.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses was $233 thousand for the three months ended September 30, 2014, down $3.9 million from the same period in the prior year. The provision for loan and lease losses was $3.0 million for the nine months ended September 30, 2014, down $6.7 million from the same period in the prior year. The decreases in the loan and lease provision were mainly due to improvements in historical loss factors utilized to calculate the allowance for loan and lease loss requirement, a decline in collateral value for a commercial real estate borrower in the second quarter of 2013 and updated assessments of residential building lots for a commercial real estate developer in the third quarter of 2013.
Noninterest Income
Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned, loss on termination of an interest rate swap and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain (loss) on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Trust fee income	$1,862	$1,736	$126	7%	$5,692	$5,249	$443	8%
Service charges on deposit accounts	1,073	1,149	(76)	(7)	3,134	3,333	(199)	(6)
Investment advisory commission and fee income	3,086	1,740	1,346	77	9,144	5,654	3,490	62
Insurance commission and fee income	2,881	2,309	572	25	8,647	7,223	1,424	20
Other service fee income	1,767	1,929	(162)	(8)	5,471	5,454	17	—
Bank owned life insurance income	346	1,555	(1,209)	(78)	1,167	2,472	(1,305)	(53)
Net gain on sales of investment securities	—	1,426	(1,426)	N/M	557	2,950	(2,393)	(81)
Net gain on mortgage banking activities	616	935	(319)	(34)	1,484	4,047	(2,563)	(63)
Net gain on sales of other real estate owned	195	198	(3)	(2)	195	450	(255)	(57)
Loss on termination of interest rate swap	—	—	—	—	—	(1,866)	1,866	N/M
Other	684	225	459	N/M	1,084	702	382	54
Total noninterest income	$12,510	$13,202	$(692)	(5)%	$36,575	$35,668	$907	3%

Three and nine months ended September 30, 2014 versus 2013
Noninterest income for the three months ended September 30, 2014 was $12.5 million, a decrease of $692 thousand or 5% from the comparable period in the prior year. Noninterest income for the nine months ended September 30, 2014 was $36.6 million, an increase of $907 thousand or 3% from the comparable period in the prior year. Investment advisory commission and fee income increased $1.3 million for the three months and $3.5 million for the nine months ended September 30, 2014, primarily due to the acquisition of Girard effective January 1, 2014. Insurance commission and fee income increased $572 thousand for the three months ended September 30, 2014, primarily due to the acquisition of Sterner on July 1, 2014. Insurance commission and fee income increased $1.4 million for the nine months ended September 30, 2014, primarily due to the acquisition of Sterner, an increase in contingent income during the first quarter of 2014 and the acquisition of the John T. Fretz Insurance Agency on May 1, 2013. Other noninterest income included a gain on the sale of the credit card portfolio of $479 thousand during the third quarter of 2014. These favorable increases were offset in the third quarter and partially offset for the nine months ended September 30, 2014 by the following. The net gain on mortgage banking activities decreased $319 thousand for the three months and $2.6 million for the nine months ended September 30, 2014. In 2014, higher interest rates have led to a continued decline in refinance activity while new home purchase activity remains sluggish. These factors led to a 25% decline in funded first mortgage volume for the third quarter of 2014 and a 63% decline for the nine months ended September 30, 2014, from the comparable periods in 2013. However, funded first mortgage volume during the third quarter of 2014 was up from the first and second quarters of 2014 due to an increase in purchase volume. The net gain on sales of securities decreased $1.4 million for the three month and $2.4 million for the nine months ended September 30, 2014 from the comparable periods in 2013. Excess proceeds from bank owned life insurance death benefits of $1.1 million were recognized during the third quarter of 2013. In addition, the nine months ended September 30, 2013 included a $1.9 million loss on the termination of an interest rate swap which was used as a hedge of trust preferred securities.
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

The following table presents noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and benefits	$11,035	$9,761	$1,274	13%	$31,948	$28,980	$2,968	10%
Commissions	2,200	2,026	174	9	5,585	6,529	(944)	(14)
Net occupancy	1,689	1,472	217	15	5,130	4,279	851	20
Equipment	1,426	1,225	201	16	4,170	3,619	551	15
Professional fees	744	764	(20)	(3)	2,399	2,340	59	3
Marketing and advertising	391	570	(179)	(31)	1,333	1,432	(99)	(7)
Deposit insurance premiums	386	381	5	1	1,162	1,173	(11)	(1)
Intangible expenses (income)	352	275	77	28	1,762	(199)	1,961	N/M
Acquisition-related costs	180	7	173	N/M	739	34	705	N/M
Restructuring and integration charges	8	(5)	13	N/M	8	534	(526)	(99)
Other	3,608	3,512	96	3	10,456	10,789	(333)	(3)
Total noninterest expense	$22,019	$19,988	$2,031	10%	$64,692	$59,510	$5,182	9%
Three and nine months ended September 30, 2014 versus 2013
Noninterest expense for the three months ended September 30, 2014 was $22.0 million, an increase of $2.0 million or 10% from the comparable period in the prior year. Noninterest expense for the nine months ended September 30, 2014 was $64.7 million, an increase of $5.2 million or 9% from the comparable period in the prior year. Salaries and benefit expense increased $1.3 million for the three months and $3.0 million for the nine months ended September 30, 2014, primarily attributable to the Girard and Sterner acquisitions and lower deferred loan origination costs. Intangible expenses increased by $2.0 million for the nine months ended September 30, 2014, mainly due to the Girard acquisition and the reduction to the contingent consideration liability related to the Javers acquisition which resulted in a reduction in expense of $959 thousand during the second quarter of 2013. Premises and equipment expenses increased $418 thousand for the three months and $1.4 million for the nine months ended September 30, 2014, mainly due to increased costs related to computer equipment and software, our new leased office location in the Lehigh Valley which opened in December 2013 and the Girard acquisition. Acquisition-related costs for the nine months ended September 30, 2014 totaling $739 thousand were attributable to the pending Valley Green Bank acquisition and the completed acquisitions of Sterner and Girard. These unfavorable variances were partially offset by a decrease in commission expense of $944 thousand for the nine months ended September 30, 2014, mainly due to the decline in mortgage banking activity. In addition, non-interest expense during the first quarter of 2013 included restructuring charges of $539 thousand.

Tax Provision
The provision for income taxes for the three months ended September 30, 2014 and 2013 was $2.3 million and $1.4 million at effective rates of 27% and 19%, respectively. The provision for income taxes for the nine months ended September 30, 2014 and 2013 was $5.8 million and $4.6 million, at effective rates of 25% and 22%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rate for the three and nine months ended September 30, 2014 is primarily due to tax-exempt proceeds from bank-owned life insurance death benefits received in 2013.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2014	At December 31, 2013	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$68,408	$69,169	$(761)	(1)%
Investment securities	360,778	402,284	(41,506)	(10)
Loans held for sale	2,156	2,267	(111)	(5)
Loans and leases held for investment	1,597,736	1,541,484	56,252	4
Reserve for loan and lease losses	(21,762)	(24,494)	2,732	11
Premises and equipment, net	35,532	34,129	1,403	4
Goodwill and other intangibles, net	80,342	65,695	14,647	22
Bank owned life insurance	61,804	60,637	1,167	2
Accrued interest receivable and other assets	37,202	40,388	(3,186)	(8)
Total assets	$2,222,196	$2,191,559	$30,637	1%
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
Total investments at September 30, 2014 decreased $41.5 million from December 31, 2013. Purchases of $41.3 million and increases in the fair value of available-for-sale investment securities of $4.4 million were partially offset by sales of $30.3 million, maturities and pay-downs of $47.5 million, and calls of $8.6 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2014.
Loans and Leases
Gross loans and leases held for investment at September 30, 2014 increased $56.3 million or 4% from December 31, 2013 as economic conditions have slowly improved. The growth in commercial business and commercial real estate loans was primarily due to $35.0 million of municipal relationships. In addition, residential real estate loans increased $24.1 million. While we are beginning to see increases in lending activity, consumer demand for loans remains sluggish. During the third quarter of 2014, the Corporation sold its credit card loan portfolio with a principal balance of $8.5 million for a pre-tax gain of $479 thousand. The sale of the credit card loan portfolio was completed due to our lack of scale necessary to justify the increased expense and focus associated with the increasing complexity of the risk management and compliance environment related to credit cards.
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
At September 30, 2014, the recorded investment in loans held for investment that were considered to be impaired was $59.1 million. The related reserve for loan losses was $1.1 million. At December 31, 2013, the recorded investment in loans that were considered to be impaired was $58.3 million. The related reserve for loan losses was $3.0 million. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the nine months ended September 30, 2014 and 2013, additional interest income that would have been recognized under the original terms for impaired loans was $891 thousand and $1.3 million. Interest income recognized on impaired loans for the nine months ended September 30, 2014 and 2013 was $1.4 million and $604 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate, construction and business loans. Impaired loans at September 30, 2014 included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a September 30, 2014 balance of $6.3 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand and was sold during the third quarter of 2014 for a pre-tax loss of $7 thousand. This credit incurred charge-offs of $1.3 million during the second quarter of 2014 and $1.5 million during the third quarter of 2014, primarily attributable to updated assessments of residential building lots securing the loans. There is no specific allowance on the remaining credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. Other real estate owned was $1.0 million at September 30, 2014, down from $1.7 million at December 31, 2013. During the third quarter of 2014, a commercial real estate owned property with a carrying amount $696 thousand was sold for a gain of $195 thousand.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013	At September 30, 2013
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$5,050	$4,253	$3,778
Real estate—commercial	4,482	8,091	9,858
Real estate—construction	7,570	9,159	9,165
Real estate—residential	1,425	1,402	946
Loans to individuals	—	—	—
Lease financings	287	330	227
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	18,814	23,235	23,974
Accruing troubled debt restructured loans and lease modifications not included in the above	5,463	7,943	14,106
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	12	300
Real estate—commercial	—	—	641
Real estate—residential	41	23	670
Loans to individuals	257	319	299
Lease financings	46	59	44
Total accruing loans and leases, 90 days or more past due	344	413	1,954
Total non-performing loans and leases	24,621	31,591	40,034
Other real estate owned	955	1,650	1,650
Total nonperforming assets	$25,576	$33,241	$41,684
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.18%	1.51%	1.57%
Nonperforming loans and leases / loans and leases held for investment	1.54	2.05	2.62
Nonperforming assets / total assets	1.15	1.52	1.85
Allowance for loan and lease losses / loans and leases held for investment	1.36	1.59	1.63
Allowance for loan and lease losses / nonaccrual loans and leases	115.67	105.42	103.59
Allowance for loan and lease losses / nonperforming loans and leases	88.39	77.53	62.03
Allowance for loan and lease losses	$21,762	$24,494	$24,835
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$3,392	$1,583	$1,618

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013	At September 30, 2013
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$18,814	$23,235	$23,974
Nonaccrual loans and leases with partial charge-offs	5,753	8,958	10,232
Life-to-date partial charge-offs on nonaccrual loans and leases	2,550	9,120	8,475
Charge-off rate of nonaccrual loans and leases with partial charge-offs	30.7%	50.4%	45.3%
Specific reserves on impaired loans	$1,142	$2,963	$3,096

Reserve for Loan and Lease Losses
Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at September 30, 2014 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.
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
The reserve for loan and lease losses consists of an allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases and class reserves based on historical loan and lease loss experience and qualitative factors, current trends, and management assessments. The unallocated reserve is based on both general economic conditions and other risk factors in the Corporation’s individual markets and portfolios.
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
The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $322 thousand and $319 thousand at September 30, 2014 and December 31, 2013, respectively.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $818 thousand and $539 thousand for the three months ended September 30, 2014 and 2013, respectively. The amortization of intangible assets was $2.2 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. The Corporation also has goodwill with a net carrying value of $67.7 million at September 30, 2014 and $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $10.2 million was related to the Girard and Sterner acquisitions.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2014 and 2013. Since the last annual impairment analysis during 2013, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Other Assets
At September 30, 2014 and December 31, 2013, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.2 million at both September 30, 2014 and December 31, 2013, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at September 30, 2014, the FHLB stock is recorded at cost.
Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013	Change
			Amount	Percent
Deposits	$1,860,143	$1,844,498	$15,645	1%
Short-term borrowings	38,005	37,256	749	2
Accrued expenses and other liabilities	34,234	29,299	4,935	17
Total liabilities	$1,932,382	$1,911,053	$21,329	1%
Deposits
Total deposits increased $15.6 million or 1% from December 31, 2013, primarily due to increases in non-interest bearing demand deposits and public funds which were partially offset by decreases in savings and time deposits.
Borrowings
Short-term borrowings at September 30, 2014, consisted of customer repurchase agreements on an overnight basis totaling $38.0 million.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013	Change
			Amount	Percent
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	62,634	62,417	217	—
Retained earnings	179,903	172,602	7,301	4
Accumulated other comprehensive loss	(6,901)	(9,955)	3,054	31
Treasury stock	(37,154)	(35,890)	(1,264)	(4)
Total shareholders’ equity	$289,814	$280,506	$9,308	3%

Retained earnings at September 30, 2014 were impacted by the nine months of net income of $17.0 million partially offset by cash dividends declared of $9.7 million. Accumulated other comprehensive loss decreased primarily due to increases in the fair value of available-for-sale investment securities. Treasury stock increased primarily due to the purchase of 110,997 treasury shares, totaling $2.0 million under its 2013 Board approved share repurchase program partially offset by the issuance of restricted stock.
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

Table 4—Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$247,418	13.18%	$150,131	8.00%	$187,664	10.00%
Bank	230,200	12.39	148,663	8.00	185,829	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	224,890	11.98	75,056	4.00	112,598	6.00
Bank	207,853	11.19	74,332	4.00	111,498	6.00
Tier 1 Capital (to Average Assets):
Corporation	224,890	10.50	85,647	4.00	107,059	5.00
Bank	207,853	9.76	85,152	4.00	106,439	5.00
At December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00
At September 30, 2014 and December 31, 2013, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2014, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year and two-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments on residential mortgages, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in an asset sensitive position, as interest rates remain at historically low levels; however, the Corporation anticipates increases in interest rates over the longer term, which it expects would benefit its net interest margin.
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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $510.8 million. At September 30, 2014 and December 31, 2013, there were no outstanding borrowings with the FHLB. At September 30, 2014 and December 31, 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $91.0 million and $35.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Bank maintains federal fund lines with several correspondent banks totaling $82.0 million at September 30, 2014 and December 31, 2013. At September 30, 2014, the Corporation had no outstanding federal funds purchased. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2014 and December 31, 2013, the Corporation had no outstanding borrowings under this line.
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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2014 under its 2013 Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014	239	$20.67	239	689,003
August 1 – 31, 2014	—	—	—	689,003
September 1 – 30, 2014	—	—	—	689,003
Total	239	$20.67	239

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: November 7, 2014	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	/s/ Michael S. Keim
Michael S. Keim Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)