Form 10-K
period 2014-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2015-03-09
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $323,018,636 as of June 30, 2014 based on the June 30, 2014 closing price of the Registrant's Common Stock of $20.70 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	20,060,088
(Title of Class)	(Number of shares outstanding at January 31, 2015)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 21, 2015.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

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

The Bank is engaged in the general commercial and consumer banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm acquired in January 2014. Univest Insurance has three offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. Girard is headquartered in King of Prussia, Pennsylvania with two satellite offices in Virginia and Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, as was the acquisition of Girard Partners.

At December 31, 2014, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2014, these segments meet the quantitative thresholds for separate disclosure as a business segment. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

At December 31, 2014, the Corporation had total assets of $2.2 billion, net loans and leases of $1.6 billion, total deposits of $1.9 billion and total shareholders’ equity of $284.6 million.

Employees

At December 31, 2014, the Corporation and its subsidiaries employed six hundred and thirty-eight (638) persons. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where all of our thirty-one Bank retail financial service centers are located. These are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Abington Memorial Hospital, GlaxoSmithKline, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Healthcare Services, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital and Northtec LLC. Unemployment rates at December 2014 were 4% in both Montgomery and Bucks counties, slightly lower than Pennsylvania’s state unemployment rate of 5% and the federal unemployment rate of 6%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in the Lehigh Valley and Chester County. These areas currently represent a smaller segment of the Corporation’s market area.

The Corporation ranks sixth in market share in Montgomery County with fifteen financial service centers, tenth in Bucks County with sixteen financial service centers; with 5% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 2% to 800,000 from the year 2010 to 2014, and is expected to grow another 2% through 2019, while Bucks County’s population has grown .3% to 630,000 during the same period, and is expected to grow .5% through 2019, according to SNL Financial. The median age is 41 years and 42 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40 years in Pennsylvania and slightly higher than the median age in the United States of 37 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $78,000 for Montgomery County and $73,000 for Bucks County during 2014 and is expected to increase 7% for Montgomery County and 4% for Bucks County through 2019, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania and the United States with both at $53,000 during 2014.

Upon the acquisition of Valley Green Bank effective January 1, 2015, the Corporation began operating its three full-service branches and two administrative offices for loan production in the Philadelphia marketplace as Valley Green Bank - a Division of Univest Bank and Trust Co. This acquisition brings the Corporation its first physical presence in the Philadelphia marketplace. Philadelphia is a rapidly growing market which makes it very desirable for the Corporation to deliver its comprehensive financial solutions.

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

Other competitors, including credit unions, consumer finance companies, insurance companies, leasing companies and mutual funds, compete with certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2014. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

Basel III

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements became effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. Management believes that, as of December 31, 2014, the Corporation and the Bank would have met the capital adequacy requirements under Basel III if such requirements had been in effect. The Corporation and the Bank expect to be well capitalized upon the adoption of BASEL III in 2015. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

Wealth Management and Insurance Businesses

The Corporation's wealth management and insurance businesses are subject to additional regulatory requirements. The securities brokerage activities of Univest Investments, Inc. are subject to regulation by the SEC, the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation. Girard Partners and TCG Investment Advisory are registered investment advisory firms which are subject to regulation by the SEC. Univest Insurance, Inc. is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 12 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB as regulated by the FHLB. At December 31, 2014, the Bank owned $1.1 million in FHLB capital stock.

The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. Effective April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC implemented a final rule regarding deposit insurance assessments. The rule changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund (DIF) at 2% of insured deposits. The rule adopted a new assessment rate schedule and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. Nearly all institutions with assets less than $10 billion pay smaller assessments as a result of this rule. The rule eliminated the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these are part of the new assessment base. It also created a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term debt issued by another insured depository institution. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

Acquisitions

Univest Corporation of Pennsylvania and its operating segments provide financial solutions to individuals, businesses, municipalities and nonprofit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market.

The acquisitions included:

•	Valley Green Bank on January 1, 2015

•	Sterner Insurance Associates on July 1, 2014

•	Girard Partners on January 1, 2014

•	John T. Fretz Insurance Agency, Inc. on May 1, 2013

•	Javers Group on May 31, 2012

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2014 to each shareholder who requests one in writing after March 31, 2015. Requests should be directed to: Karen E. Tejkl, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 197, Souderton, PA 18964.

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

Uncertainty in the financial markets and concerns regarding general economic conditions have persisted over the past few years, including the higher level of unemployment and lower labor force participation rate, lower home prices and foreclosures in the housing market, financial difficulties experienced by consumers and businesses and the level of national debt. Although general economic trends and market conditions have shown some improvement, the continued economic pressures on consumers and businesses and continued higher unemployment rate and lower labor force participation rate may adversely affect our business, financial condition, and results of operations.

We cannot predict the effect of recent legislative and regulatory initiatives, and they could increase our costs of doing business and adversely affect our results of operations and financial condition.

The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products and limit our ability to attract and maintain our executive officers, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

We may be required to record future impairment charges on our investment securities, including our investment in the FHLB, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to pay dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

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

Our customary sources of liquidity are, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Such sources of liquidity may not be available to us on acceptable terms or not available at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits.

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

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our operations. The Corporation does not currently have employment agreements or non-competition agreements with any of our named executive officers. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2014, 24% of our deposit base was comprised of noninterest-bearing deposits, of which 19% consisted of business deposits, which are primarily operating accounts for businesses, and 5% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate investment securities.

The Corporation is subject to lending risk.

Risks associated with lending activities include, among other things, the impact of changes in interest rates and economic conditions, which may adversely impact the ability of borrowers to repay outstanding loans and the value of the associated collateral. Various laws and regulations also affect our lending activities, and failure to comply with such applicable laws and regulations could subject the Corporation to enforcement actions and civil monetary penalties.

At December 31, 2014, approximately 81% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

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

The Corporation’s allowance for possible loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings.

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

We are subject to Federal Reserve Board regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws could have a material adverse effect on our results of operations.

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

Risks Related to the Wealth Management and Insurance Industries

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management and supervision as a result of either a decline in market value of such assets or net outflows, which could reduce trust, investment advisory and brokerage and other servicing fees earned.

The wealth management business derives the majority of its revenue from noninterest income which consists of trust, investment advisory and brokerage and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities.

The wealth management industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with an applicable regulation, governmental regulators, including the SEC, and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Revenues and profitability from our insurance business may be adversely affected by market conditions, which could reduce insurance commissions and fees earned.

The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products we sell. Due to the cyclical nature of the insurance market and the impact of other market and macro economic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact our profitability.

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

The Corporation’s common stock is listed for trading on the NASDAQ Global Select Market under the symbol “UVSP”; the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive.

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

The Corporation is a bank holding company and our operations are conducted by our subsidiaries from which we receive dividends. The ability of our subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of the Bank to pay cash dividends to the Corporation is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to state member banks in the Federal Reserve System. If the Bank is not permitted to pay cash dividends to the Corporation, it is unlikely that we would be able to pay cash dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Corporation and its subsidiaries occupy forty-seven properties in Montgomery, Bucks, Chester, Berks and Lehigh counties in Pennsylvania, Calvert County in Maryland, Burlington County in New Jersey, Hennepin County in Minnesota and Lee County in Florida, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank, Univest Investments, Inc., and Univest Insurance, Inc. in Souderton, Montgomery County. The Bank has a leased office used by Univest Investments, Inc., Univest Capital, Inc. and for loan production located in Allentown, Lehigh County. The Bank owns an office used by Univest Capital, Inc. and Univest Insurance, Inc. located in West Chester, Chester County. Univest Insurance, Inc. occupies five additional locations, of which one is owned by Univest Insurance, Inc. in Coopersburg, Lehigh County and one is owned by the Bank, in Lansdale, Montgomery County; and three are leased, one in North Beach, Calvert County in Maryland, one in Delran, Burlington County in New Jersey, and one in Wyomissing, Berks County. Univest Capital, Inc. occupies two additional leased locations, one in Bensalem, Bucks County, and one in Bloomington, Hennepin County in Minnesota. Girard occupies two leased offices, one located in King of Prussia, Montgomery County, and one located in Fort Meyers, Lee County in Florida. The Bank serves the area through its twenty-nine traditional offices and two supermarket branches that offer traditional community banking and trust services. Fifteen banking offices are located in Montgomery County, of which ten are owned, two are leased and three are buildings owned on leased land; sixteen banking offices are located in Bucks County, of which four are owned, ten are leased and two are buildings owned on leased land. The Bank has two additional regional leased offices, one primarily used for corporate banking and mortgage banking located in Doylestown, Bucks County and one used for corporate banking and wealth management located in West Chester, Chester County.

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
Management is not aware of any litigation that would be probable of occurring or probable of having a material adverse effect on the consolidated balance sheet or statement of income of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity
Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2014, the Corporation had 4,078 stockholders.

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

	Market Price		Cash Dividends Declared per Share
2014	High	Low
January–March	$21.04	$17.67	$0.20
April–June	21.37	18.95	0.20
July–September	21.54	18.28	0.20
October–December	20.70	18.50	0.20

2013
January–March	$18.00	$16.26	$0.20
April–June	19.18	16.10	0.20
July–September	20.98	18.50	0.20
October–December	21.48	18.41	0.20

For a description of regulatory restrictions on the ability of the Corporation and the Bank to pay dividends, see Note 21 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2014, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2009, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary

	2009	2010	2011	2012	2013	2014
Univest Corporation of Pennsylvania	100.00	114.26	91.96	112.53	141.92	144.54
NASDAQ Stock Market (US)	100.00	118.11	117.20	137.94	193.29	221.89
NASDAQ Banks	100.00	114.13	102.19	121.20	171.67	180.04

Equity Compensation Plan Information

The Corporation adopted the shareholder approved 2013 Long-Term Incentive Plan to replace the 2003 Long-Term Incentive Plan which expired during April 2013. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 2,000,000 shares of common stock. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. As a result of the completion of the acquisition of Valley Green Bank on January 1, 2015, 473,483 additional shares are available for distribution under the 2013 Long-Term Incentive Plan. The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	673,216	$19.46	1,831,545
Equity compensation plan not approved by security holders	—	—	—
Total	673,216	$19.46	1,831,545

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2014, under its 2013 Board approved program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	—	$—	—	689,003
November 1 - 30, 2014	—	—	—	689,003
December 1 – 31, 2014	—	—	—	689,003
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Earnings
Interest income	$75,885	$77,579	$80,654	$85,468	$91,003
Interest expense	3,996	5,117	8,174	10,728	17,469
Net interest income	71,889	72,462	72,480	74,740	73,534
Provision for loan and lease losses	3,607	11,228	10,035	17,479	21,565
Net interest income after provision for loan and lease losses	68,282	61,234	62,445	57,261	51,969
Noninterest income	48,651	46,784	40,260	34,407	34,418
Noninterest expense	87,254	81,133	76,282	68,010	67,349
Net income before income taxes	29,679	26,885	26,423	23,658	19,038
Income taxes	7,448	5,696	5,551	4,776	3,282
Net income	$22,231	$21,189	$20,872	$18,882	$15,756
Financial Condition at Year End
Cash and interest-earning deposits	$38,565	$69,169	$146,112	$107,377	$29,187
Investment securities	368,630	402,284	499,579	471,165	467,024
Net loans and leases held for investment	1,605,963	1,516,990	1,457,116	1,416,536	1,440,288
Assets	2,235,321	2,191,559	2,304,841	2,206,839	2,133,893
Deposits	1,861,341	1,844,498	1,865,333	1,749,232	1,686,270
Borrowings	41,974	37,256	117,276	137,234	143,865
Shareholders' equity	284,554	280,506	284,277	272,979	266,224
Per Common Share Data
Average shares outstanding (in thousands)	16,235	16,605	16,761	16,743	16,598
Earnings per share – basic	$1.37	$1.28	$1.25	$1.13	$0.95
Earnings per share – diluted	1.36	1.27	1.24	1.13	0.95
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	17.54	17.22	16.95	16.34	15.99
Dividends declared to net income	58.40%	62.70%	64.25%	70.87%	84.31%
Profitability Ratios
Return on average assets	1.01%	0.95%	0.95%	0.89%	0.75%
Return on average equity	7.74	7.53	7.39	6.91	5.82
Average equity to average assets	13.03	12.62	12.78	12.87	12.92
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) to loans and leases held for investment	1.07%	1.51%	2.17%	2.64%	3.07%
Nonperforming loans and leases to loans and leases held for investment	1.43	2.05	3.11	2.94	3.16
Net charge-offs to average loans and leases outstanding	0.47	0.77	1.03	1.28	1.07
Allowance for loan and leases losses to total loans and leases held for investment	1.27	1.59	1.67	2.07	2.10
Allowance for loan and lease losses to nonaccrual loans and leases	119.18	105.42	77.01	78.18	68.31
Allowance for loan and leases losses to nonperforming loans and leases	88.84	77.53	53.76	70.34	66.48

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

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the balance sheet and statement of income for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that adjustments to either the balance sheet or statement of condition may be required.

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

Management evaluates debt securities for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

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

Valuation of Goodwill and Other Intangible Assets: The Corporation completed an impairment test for goodwill and other intangible assets during the fourth quarter of 2014. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. Goodwill and other assets and liabilities have been allocated to defined reporting units, which are Banking, Wealth Management and Insurance. The Corporation’s two-step impairment testing of goodwill is described as follows. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.

For Banking, in Step 1, fair value is determined by using a weighted average of the market and income approaches. Under the market approach, fair value is measured based on trading multiples of independent publicly traded entities of comparable sizes. Under the income approach, fair value is measured utilizing a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity method. A heavier weighting is placed on the market approach as data is readily available for comparable banks. The fair value of Banking that was calculated was compared to its carrying amount. The fair value exceeded its carrying amount, therefore, no impairment existed. If the fair value of Banking is less than its carrying amount, a Step 2 test is required to calculate and compare the fair value of its goodwill with the carrying amount of that goodwill. The valuation procedures applied in Step 2 are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the implied fair value of goodwill is less than its carrying amount, impairment exists which requires an impairment charge to noninterest expense.

For Wealth Management and Insurance, in Step 1, the fair value of each reporting unit is determined by using a weighted average of the income and market approaches. Under the income approach, fair value is measured utilizing a net present value of cash flows of projected net income based on the compound annual growth rate of equity and a discount rate. The discount rate is calculated by utilizing the cost of equity and the cost of debt methods. Under the market approach, fair value is measured based on trading multiples of independent publicly traded entities of comparable sizes. Wealth Management and Insurance, being fee-based revenue dependent, warrant a heavier weighting on the income approach; and not being publicly traded, warrant less weighting on the market approach. The fair value that was calculated for each reporting unit was compared to the carrying amount of the reporting unit. The fair value of each reporting unit exceeded its carrying amount, therefore, no impairment existed. If the fair value of any reporting unit is less than its carrying amount, a Step 2 test is required to calculate and compare the fair value of reporting unit goodwill with the carrying amount of that goodwill. The valuation procedures applied in Step 2 are similar to those that would be performed upon an acquisition, with the Step 1 fair value representing a hypothetical reporting unit purchase price. If the implied fair value of goodwill is less than its carrying amount, impairment exists which requires an impairment charge to noninterest expense.

There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2014 or 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

For other identifiable intangible assets, changes in the useful life or economic value of acquired assets may require a reduction in the asset value carried on the financial statements of the Corporation and a related charge in the statement of income. Such changes in asset value could result from a change in market demand for the products or services offered by an acquired business or by reductions in the expected profit margins that can be obtained through the future delivery of the acquired product or service line.

Mortgage Servicing Rights: The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the estimated net present value of the cash flows that will be received from servicing the loans over their entire future term. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of mortgage servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened mortgage servicing lives may require changes in the value of the servicing rights that have already been recorded to be marked down. This may cause a material change in reported results of operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

Deferred Tax Assets and Liabilities: The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized.

Future tax rate changes could occur that would require the recognition of income or expense in the statement of income in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation’s ability to benefit from the asset in the future.

Benefit Plans: The Corporation has a retirement plan that it provides as a benefit to employees hired before December 8, 2009 and former employees who were also hired before December 8, 2009 and met the plan’s vesting requirements. The Corporation also provides supplemental retirement plans that it provides as a benefit to certain former executives. Determining the adequacy of the funding of these plans requires estimates of future salary rate increases, of long-term rates of investment return, mortality assumptions, and the use of an appropriate discount rate for the obligation. Changes in these estimates and assumptions due to changes in the economic environment or financial markets may result in material changes in the Corporation’s balance sheet or statement of income.

Stock-Based Compensation: The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation grants both fixed and variable (performance-based) restricted stock to employees and non-employee directors. The performance-based restricted stock awards vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. The fair value of fixed restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the performance-based restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period adjusted for a probability factor of achieving the performance goals.

Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

General
The Corporation earns its revenues primarily from the margins and fees it generates from the lending and depository services it provides as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategic acquisitions.The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee-based income from trust, insurance, mortgage banking and investment services to customers.

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in an asset sensitive position from a maturity perspective and in a liability sensitive position from a repricing perspective as interest rates remain at historically low levels; however, the Corporation anticipates interest rates to increase over the longer term, which it expects would benefit its net interest margin.

Executive Overview
The Corporation’s consolidated net income, earnings per share and returns on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
Net income	$22,231	$21,189	$20,872	$1,042	$317	5%	2%
Net income per share:
Basic	$1.37	$1.28	$1.25	$0.09	$0.03	7	2
Diluted	1.36	1.27	1.24	0.09	0.03	7	2
Return on average assets	1.01%	0.95%	0.95%	6 BP	0 BP	6	—
Return on average equity	7.74%	7.53%	7.39%	21 BP	14 BP	3	2

2014 versus 2013

The 2014 results compared to 2013 include the following significant components:

•
Net interest income on a tax-equivalent basis for 2014 was $76.9 million, a decrease of $321 thousand, or less than 1%, compared to 2013. The net interest margin on a tax-equivalent basis for 2014 was 3.87%, an increase of 6 basis points compared to 3.81% for 2013.

•	The provision for loan and lease losses for 2014 was $3.6 million, a decrease of $7.6 million compared to 2013.

•
Noninterest income for 2014 was $48.7 million, an increase of $1.9 million, or 4%, compared to 2013. Noninterest expense for 2014 was $87.3 million, an increase of $6.1 million, or 8% compared to 2013.

•	Gross loans and leases held for investment grew $85.1 million, or 6% from December 31, 2013. Deposits increased $16.8 million, or 1% from December 31, 2013.

•
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, decreased$5.9 million to $17.3 million at December 31, 2014 from $23.2 million at December 31, 2013. Nonaccrual loans and leases as a percentage of total loans and leases held for investment was 1.07% at December 31, 2014 compared to 1.51% at December 31, 2013. Net loan and lease charge-offs of $7.4 million for 2014 were down $4.1 million compared to $11.5 million for 2013.

During 2014, the Corporation repurchased 110,997 shares of common stock at a cost of $2.0 million under its 2013 Board approved share repurchase program. At December 31, 2014, total shares outstanding were 16,221,607.

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

During 2013, the Corporation repurchased 540,285 shares of common stock at a cost of $9.9 million under its 2007 Board approved share repurchase program. At September 30, 2013, this share repurchase plan was substantially completed. On October 23, 2013, the Corporation’s Board of Directors approved a new share repurchase program for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

Acquisitions

Valley Green Bank
On June 17, 2014, the Corporation, the Bank and Valley Green Bank entered into an Agreement and Plan of Merger which provided for the merger of Valley Green Bank with and into the Bank in an all-stock transaction with an aggregate value of approximately $78.9 million. On January 1, 2015, the Corporation completed its acquisition of Valley Green Bank. See Note 26, "Subsequent Event" included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information. The transaction qualifies as a tax-free reorganization for federal income tax purposes. The transaction is anticipated to be accretive to the Corporation’s earnings per share in the first combined year of operations, with earnings accretion expected to be greater than 10% in year two.
Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green Bank had approximately $425 million in assets, $386 million in loans, and $385 million in deposits at December 31, 2014 and operated three full-service banking offices and two administrative offices for loan production in the greater Philadelphia marketplace. With the assumption of Valley Green Bank's three branches and two administrative offices for loan production in the Philadelphia marketplace, the Corporation entered a new small business and consumer market and expanded its existing lending network within southeastern Pennsylvania.

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

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2014 compared to 2013 and for the year ended December 31, 2013 compared to 2012. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

2014 versus 2013
Net interest income on a tax-equivalent basis for the year ended December 31, 2014 was $76.9 million, a decrease of $321 thousand, or less than 1%, compared to the same period in 2013. The decline in year-to-date net interest income from the prior year was primarily attributable to a reduction in investment securities. This decline was partially offset by loan and lease growth which more than compensated for the reduction in loan rates. It was also offset by maturities of time deposits, reductions in time deposit rates and redemption of the Corporation's trust preferred securities in 2013. The tax-equivalent net interest margin for the year ended December 31, 2014 increased 6 basis points to 3.87% from 3.81% for 2013

2013 versus 2012
Net interest income on a tax-equivalent basis of $77.2 million for the year ended December 31, 2013 was consistent with 2012. The tax-equivalent net interest margin for the year ended December 31, 2013 decreased 8 basis points to 3.81% from 3.89% for 2012. The decline in net interest margin from the comparable period in the prior year was primarily due to lower rates on commercial and residential real estate loans due to re-pricing and the competitive environment. Additionally, the re-investment of maturing and called investment securities into lower yielding investments contributed to the decline. Favorable re-pricing of savings accounts and certificates of deposit, along with maturities of higher yielding certificates of deposit and the redemption of the trust preferred securities and termination of the related interest rate swap partially offset the decline in the net interest margin.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$33,482	$81	0.24%	$46,469	$126	0.27%	$52,387	$164	0.31%
U.S. government obligations	128,487	1,287	1.00	172,414	1,870	1.08	154,715	2,038	1.32
Obligations of states and political subdivisions	106,365	5,554	5.22	118,235	6,263	5.30	119,993	6,669	5.56
Other debt and equity securities	137,900	2,702	1.96	189,040	3,562	1.88	195,765	3,913	2.00
Total interest-earning deposits and investments	406,234	9,624	2.37	526,158	11,821	2.25	522,860	12,784	2.45
Commercial, financial and agricultural loans	392,747	15,636	3.98	403,993	16,958	4.20	445,883	19,367	4.34
Real estate—commercial and construction loans	608,602	27,918	4.59	577,230	27,546	4.77	530,633	27,550	5.19
Real estate—residential loans	293,610	10,523	3.58	261,704	9,896	3.78	253,486	10,373	4.09
Loans to individuals	33,675	2,040	6.06	42,339	2,392	5.65	43,562	2,480	5.69
Municipal loans and leases	180,914	8,767	4.85	145,463	7,360	5.06	133,212	7,231	5.43
Lease financings	71,287	6,404	8.98	68,622	6,381	9.30	58,672	5,709	9.73
Gross loans and leases	1,580,835	71,288	4.51	1,499,351	70,533	4.70	1,465,448	72,710	4.96
Total interest-earning assets	1,987,069	80,912	4.07	2,025,509	82,354	4.07	1,988,308	85,494	4.30
Cash and due from banks	32,710			32,854			49,362
Reserve for loan and lease losses	(24,287)			(25,519)			(30,771)
Premises and equipment, net	35,099			33,197			34,079
Other assets	171,656			165,292			167,515
Total assets	$2,202,247			$2,231,333			$2,208,493
Liabilities:
Interest-bearing checking deposits	$314,784	172	0.05	$286,487	164	0.06	$230,031	177	0.08
Money market savings	295,209	373	0.13	319,958	314	0.10	330,839	509	0.15
Regular savings	535,346	317	0.06	536,701	313	0.06	510,005	790	0.15
Time deposits	264,591	3,102	1.17	299,792	3,795	1.27	363,225	5,162	1.42
Total time and interest-bearing deposits	1,409,930	3,964	0.28	1,442,938	4,586	0.32	1,434,100	6,638	0.46
Short-term borrowings	41,215	32	0.08	72,211	48	0.07	108,023	326	0.30
Long-term debt	—	—	—	—	—	—	109	4	3.67
Subordinated notes and capital securities	—	—	—	10,710	483	4.51	21,921	1,206	5.50
Total borrowings	41,215	32	0.08	82,921	531	0.64	130,053	1,536	1.18
Total interest-bearing liabilities	1,451,145	3,996	0.28	1,525,859	5,117	0.34	1,564,153	8,174	0.52
Noninterest-bearing deposits	435,058			390,420			327,576
Accrued expenses and other liabilities	29,006			33,515			34,478
Total liabilities	1,915,209			1,949,794			1,926,207
Shareholders’ Equity:
Common stock	91,332			91,332			91,332
Additional paid-in capital	65,464			64,874			64,517
Retained earnings and other equity	130,242			125,333			126,437
Total shareholders’ equity	287,038			281,539			282,286
Total liabilities and shareholders’ equity	$2,202,247			$2,231,333			$2,208,493
Net interest income		$76,916			$77,237			$77,320
Net interest spread			3.79			3.73			3.78
Effect of net interest-free funding sources			0.08			0.08			0.11
Net interest margin			3.87%			3.81%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	136.93%			132.75%			127.12%
 Notes:     For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2014, 2013 and 2012 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2014 compared to 2013 and for the year ended December 31, 2013 compared to 2012, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2014 Versus 2013			For the Years Ended December 31, 2013 Versus 2012
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(32)	$(13)	$(45)	$(18)	$(20)	$(38)
U.S. government obligations	(452)	(131)	(583)	222	(390)	(168)
Obligations of states and political subdivisions	(616)	(93)	(709)	(97)	(309)	(406)
Other debt and equity securities	(1,004)	144	(860)	(128)	(223)	(351)
Interest on deposits and investments	(2,104)	(93)	(2,197)	(21)	(942)	(963)
Commercial, financial and agricultural loans	(458)	(864)	(1,322)	(1,793)	(616)	(2,409)
Real estate—commercial and construction loans	1,446	(1,074)	372	2,318	(2,322)	(4)
Real estate—residential loans	1,167	(540)	627	328	(805)	(477)
Loans to individuals	(517)	165	(352)	(71)	(17)	(88)
Municipal loans and leases	1,724	(317)	1,407	640	(511)	129
Lease financings	245	(222)	23	933	(261)	672
Interest and fees on loans and leases	3,607	(2,852)	755	2,355	(4,532)	(2,177)
Total interest income	1,503	(2,945)	(1,442)	2,334	(5,474)	(3,140)
Interest expense:
Interest-bearing checking deposits	24	(16)	8	39	(52)	(13)
Money market savings	(27)	86	59	(17)	(178)	(195)
Regular savings	4	—	4	35	(512)	(477)
Time deposits	(415)	(278)	(693)	(852)	(515)	(1,367)
Interest on time and interest-bearing deposits	(414)	(208)	(622)	(795)	(1,257)	(2,052)
Short-term borrowings	(23)	7	(16)	(84)	(194)	(278)
Long-term debt	—	—	—	(4)	—	(4)
Subordinated notes and capital securities	(483)	—	(483)	(535)	(188)	(723)
Interest on borrowings	(506)	7	(499)	(623)	(382)	(1,005)
Total interest expense	(920)	(201)	(1,121)	(1,418)	(1,639)	(3,057)
Net interest income	$2,423	$(2,744)	$(321)	$3,752	$(3,835)	$(83)

2014 versus 2013

Net interest income on a tax-equivalent basis was $76.9 million for the year ended December 31, 2014, a decrease of $321 thousand from 2013. The tax-equivalent net interest margin for the year ended December 31, 2014 increased 6 basis points to 3.87% from 3.81% for 2013. The decline in year-to-date net interest income from the prior year was primarily attributable to a reduction in investment securities. This decline was partially offset by loan and lease growth which more than compensated for the reduction in loan rates. It was also offset by maturities of time deposits, reductions in time deposit rates and redemption of the Corporation's trust preferred securities in 2013.

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

Interest Income

2014 versus 2013
Interest income on a tax-equivalent basis for the year ended December 31, 2014 was $80.9 million, a decrease of $1.4 million, or 2% from 2013. The decrease was primarily due to a reduction in investment securities. This decline was partially offset as loan and lease growth more than compensated for the reduction in loan rates. The growth in loans for the year ended December 31, 2014, occurred mainly in commercial real estate, residential real estate and municipal loans and leases. The lower rates on loans were primarily in the business, commercial real estate and residential real estate loan categories due to re-pricing and the competitive environment. The average rate earned on loans decreased 19 basis points for the year ended December 31, 2014 from 2013.

2013 versus 2012
Interest income on a tax-equivalent basis for the year ended December 31, 2013 was $82.4 million, a decrease of $3.1 million, or 4% from 2012. The decrease was primarily due to lower rates on business, commercial real estate and residential real estate loans due to re-pricing and the competitive environment, along with lower commercial business loan outstandings. The average rate earned on loans decreased 26 basis points for the year ended December 31, 2013 from 2012. In addition, the re-investment of maturing and called investment securities into lower yielding investments contributed to the decline in interest income. The average rate earned on investment securities and deposits at other banks decreased 20 basis points for the year ended December 31, 2013 compared to 2012. These unfavorable variances were partially offset by growth in lease financings and commercial real estate loans.

Interest Expense

2014 versus 2013
Interest expense for the year ended December 31, 2014 was $4.0 million, a decrease of $1.1 million, or 22% from 2013. The decrease was mainly attributable to maturities of time deposits, reduction in time deposit rates and redemption of the Corporation’s trust preferred securities during 2013. For the year ended December 31, 2014, the average rate paid on time deposits declined by 10 basis points and the average rate paid on borrowings declined by 56 basis points. For the year ended December 31, 2014, the Corporation experienced decreases in average time deposits of $35.2 million and money market savings of $24.7 million partially offset by increases in average interest-bearing checking of $28.3 million. The increase in interest-bearing checking deposits was primarily due to a product change for existing business and municipal customers which resulted in customer repurchase agreements, classified as borrowings, being transferred to interest-bearing demand deposits during the the second quarter of 2013.

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

Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2014, 2013, and 2012 was $3.6 million, $11.2 million, and $10.0 million, respectively. The decrease in the provision during 2014 was mainly due to improvements in historical loss factors utilized to calculate the allowance for loan and lease loss requirement and improved asset quality compared to a decline in collateral value for a commercial real estate borrower in 2013 and updated assessments of residential building lots for a commercial real estate developer in 2013.

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
The following table presents noninterest income for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
Trust fee income	$7,835	$7,303	$6,777	$532	$526	7%	8%
Service charges on deposit accounts	4,230	4,451	4,429	(221)	22	(5)	—
Investment advisory commission and fee income	11,904	7,642	6,128	4,262	1,514	56	25
Insurance commission and fee income	11,543	9,395	7,766	2,148	1,629	23	21
Other service fee income	7,189	7,390	5,855	(201)	1,535	(3)	26
Bank owned life insurance income	1,628	2,968	2,670	(1,340)	298	(45)	11
Other-than-temporary impairment on equity securities	—	—	(13)	—	13	—	N/M
Net gain on sales of investment securities	635	3,389	305	(2,754)	3,084	(81)	N/M
Net gain on mortgage banking activities	2,182	4,523	6,088	(2,341)	(1,565)	(52)	(26)
Net gain (loss) on sales and dispositions of fixed assets	40	(6)	1,257	46	(1,263)	N/M	N/M
Net gain (loss) on sales and write-downs of other real estate owned	195	626	(1,904)	(431)	2,530	(69)	N/M
Loss on termination of interest rate swap	—	(1,866)	—	1,866	(1,866)	N/M	N/M
Other	1,270	969	902	301	67	31	7
Total noninterest income	$48,651	$46,784	$40,260	$1,867	$6,524	4%	16%

2014 versus 2013
Noninterest income for the year ended December 31, 2014 was $48.7 million, an increase of $1.9 million or 4% compared to 2013. Investment advisory commission and fee income increased $4.3 million for the year ended December 31, 2014, primarily due to the acquisition of Girard effective January 1, 2014. Insurance commission and fee income increased $2.1 million for the year ended December 31, 2014, primarily due to the Sterner acquisition on July 1, 2014, an increase in contingent commission income and the Fretz acquisition on May 1, 2013.

These favorable increases were partially offset for the year ended December 31, 2014 by a $2.3 million decline in net gain on mortgage banking activities. In 2014, higher interest rates led to a decline in refinance activity while new home purchase activity remained below historical norms. These factors led to a 51% decline in funded first mortgage volume for the year ended December 31, 2014 compared to 2013. However, funded first mortgage volume during the fourth quarter of 2014 was up 39% from the fourth quarter of 2013 due to an increase in purchase volume. In addition, there was a $2.8 million decline in net gain on sales of securities for the year ended December 31, 2014 from the prior year. The sale of available-for-sale investment securities during 2014 amounted to $33.0 million and consisted primarily of residential mortgage-backed securities. The sale of available-for-sale investment securities during 2013 amounted to $76.4 million and consisted primarily of U.S. government agency bonds.

Excess proceeds from bank owned life insurance death benefits of $1.1 million were recognized in 2013. Lastly, the year ended December 31, 2013 included a $1.9 million loss on the termination of an interest rate swap which was used as a hedge of trust preferred securities.

2013 versus 2012
Noninterest income for the year ended December 31, 2013 was $46.8 million, an increase of $6.5 million, or 16% compared to 2012. Insurance commission and fee income increased $1.6 million for the year ended December 31, 2013, 2013, primarily a result of the Fretz acquisition on May 1, 2013 and the Javers acquisition on May 31, 2012. Investment advisory commission and fee income increased $1.5 million as assets under supervision increased 22%, predominately market driven, over December 31, 2012. Mortgage servicing income (included in other service fee income) increased $1.5 million mainly due to a 24% increase in loans serviced for others from December 31, 2012. The increase in loans serviced for others resulted from mortgage banking funded loans exceeding paydowns. The net gain on sales of other real estate owned was $626 thousand for the year ended December 31, 2013. This compares favorably to a net loss on sales and write-downs of other real estate owned of $1.9 million for the year ended December 31, 2012. The net gain on sales of securities increased $3.1 million for the year ended December, 31 2013. The increase in the gain was primarily due to favorable market conditions which led to higher treasury rates in 2013. The sale of available-for-sale investment securities during the year ended December 31, 2013 and 2012 amounted to $76.4 million and $57.2 million, respectively, and consisted primarily of U.S. government agency bonds.

These favorable increases were partially offset by a $1.9 million loss on the termination of an interest rate swap during 2013, which was used as a hedge of trust preferred securities. In addition, the net gain on mortgage banking activities decreased $1.6 million for the year ended December 31, 2013. The increase in interest rates beginning in the second quarter of 2013 contributed to a significant decline in refinance activity and lowered gain on sale margins. Mortgage banking funded loan volume declined 18% for the year ended December 31, 2013, from 2012.

Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, professional services and intangible expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
The following table presents noninterest expense for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2014	2013	2012	2014 to 2013	2013 to 2012	2014 to 2013	2013 to 2012
Salaries and benefits	$42,245	$39,522	$37,306	$2,723	$2,216	7%	6%
Commissions	7,637	8,512	6,981	(875)	1,531	(10)	22
Net occupancy	7,023	5,869	5,716	1,154	153	20	3
Equipment	5,645	4,865	4,486	780	379	16	8
Professional fees	3,164	3,471	2,702	(307)	769	(9)	28
Marketing and advertising	1,880	1,948	1,725	(68)	223	(3)	13
Deposit insurance premiums	1,561	1,553	1,689	8	(136)	1	(8)
Intangible expenses	2,167	157	899	2,010	(742)	N/M	(83)
Acquisition-related costs	1,270	87	36	1,183	51	N/M	N/M
Restructuring and integration charges	8	534	—	(526)	534	(99)	N/M
Other	14,654	14,615	14,742	39	(127)	—	(1)
Total noninterest expense	$87,254	$81,133	$76,282	$6,121	$4,851	8%	6%
2014 versus 2013
Noninterest expense for the year ended December 31, 2014 was $87.3 million, an increase of $6.1 million or 8% compared to 2013. Salaries and benefit expense increased $2.7 million for the year ended December 31, 2014, primarily attributable to the Girard and Sterner acquisitions and lower deferred loan origination costs which were partially offset by reduced pension plan expense. Intangible expenses increased by $2.0 million for the year ended December 31, 2014, mainly due to the Girard acquisition and the reduction to the contingent consideration liability related to the Javers acquisition which resulted in a reduction of expense of $959 thousand during 2013. Premises and equipment expenses increased $1.9 million for the year ended December 31, 2014, mainly due to increased costs related to computer equipment and software, our new leased office location in the Lehigh Valley which opened in December 2013 and the Girard and Sterner acquisitions. Acquisition-related costs for the year ended December 31, 2014 were $1.3 million, mainly attributable to the completed acquisition of Valley Green Bank. These unfavorable variances were partially offset by a decrease in commission expense of $875 thousand for the year ended December 31, 2014, mainly due to the decline in mortgage banking activity. In addition, non-interest expense in 2013 included restructuring charges of $534 thousand.

2013 versus 2012
Noninterest expense for the year ended December 31, 2013 was $81.1 million, an increase of $4.9 million or 6% compared to 2012. Salaries and benefits expense increased $2.2 million primarily attributable to the Fretz and Javers acquisitions, higher health insurance costs and performance-based salary and incentive increases. Commission expense increased $1.5 million mainly due to increased production activity and revenues generated in the Corporation’s equipment finance, investment and insurance businesses. Additionally, non-interest expense increased due to restructuring charges of $534 thousand recognized during 2013 consisting of severance and fixed asset retirement expenses.

Tax Provision
The provision for income taxes was $7.4 million, $5.7 million and $5.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, at effective rates of 25%, 21%, and 21%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rate for the year ended December 31, 2014 is primarily due to the absence of tax-exempt proceeds from bank-owned life insurance death benefits which were received in 2013 and 2012.

Financial Condition
ASSETS
The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Cash and interest-earning deposits	$38,565	$69,169	$(30,604)	(44)%
Investment securities	368,630	402,284	(33,654)	(8)
Loans held for sale	3,302	2,267	1,035	46
Loans and leases held for investment	1,626,625	1,541,484	85,141	6
Reserve for loan and lease losses	(20,662)	(24,494)	3,832	16
Premises and equipment, net	37,009	34,129	2,880	8
Goodwill and other intangibles, net	79,897	65,695	14,202	22
Bank owned life insurance	62,265	60,637	1,628	3
Accrued interest receivable and other assets	39,690	40,388	(698)	(2)
Total assets	$2,235,321	$2,191,559	$43,762	2%
Cash and Interest-earning Deposits
Cash and interest-earning deposits at December 31, 2014 decreased $30.6 million from December 31, 2013 and investment securities decreased $33.7 million from December 31, 2013 primarily due to the growth in loans and leases of $85.1 million.

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

Total investments at December 31, 2014 decreased $33.7 million from December 31, 2013. Sales of $33.0 million, maturities and pay-downs of $52.1 million and calls of $17.7 million were partially offset by purchases of $65.2 million and increases in the fair value of available-for-sale investment securities of $4.9 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2014.

Table 3—Investment Securities
The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2014	2013	2012
U.S. treasuries	$4,845	$4,708	$4,938
U.S. government corporations and agencies	121,844	128,148	172,142
State and political subdivisions	102,774	107,657	122,168
Residential mortgage-backed securities	13,643	35,480	90,740
Collateralized mortgage obligations	3,725	7,201	27,012
Corporate bonds	108,787	99,843	74,859
Money market mutual funds	11,675	16,900	4,878
Equity securities	1,337	2,347	2,842
Total investment securities	$368,630	$402,284	$499,579

Table 4—Investment Securities (Yields)
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

	At December 31,
(Dollars in thousands)	2014 Amount	2014 Yield	2013 Amount	2013 Yield	2012 Amount	2012 Yield
1 Year or less	$18,710	2.45%	$18,740	2.04%	$9,234	2.00%
After 1 Year to 5 Years	214,664	1.33	190,574	1.32	225,632	1.40
After 5 Years to 10 Years	75,988	3.13	82,271	2.61	85,282	2.36
After 10 Years	46,256	3.77	91,452	3.42	171,711	3.27
No stated maturity	13,012	0.25	19,247	0.18	7,720	0.76
Total	$368,630	2.03%	$402,284	2.04%	$499,579	2.21%
Loans and Leases
Gross loans and leases held for investment at December 31, 2014 grew $85.1 million, or 6% from December 31, 2013. Commercial-related real estate loans increased $28.1 million, commercial business loans increased $35.0 million and residential real estate loans increased $30.2 million as economic conditions continued to improve. During the third quarter of 2014, the Corporation sold its credit card loan portfolio with a principal balance of $8.5 million for a pre-tax gain of $479 thousand. The sale of the credit card loan portfolio was completed due to our lack of scale necessary to justify the increased expense and focus associated with the increasing complexity of the risk management and compliance environment related to credit cards.

At December 31, 2014, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$457,827	$422,816	$468,421	$477,662	$457,671
Real estate-commercial	628,478	600,353	530,122	514,953	496,357
Real estate-construction	79,887	90,493	91,250	90,397	139,958
Real estate-residential	312,032	281,828	264,432	245,204	251,057
Loans to individuals	29,941	40,000	43,780	44,965	44,087
Lease financings	118,460	105,994	83,857	73,225	82,056
Total loans and leases held for investment, net of deferred income	$1,626,625	$1,541,484	$1,481,862	$1,446,406	$1,471,186

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2014:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$457,827	$266,126	$121,629	$70,072
Real estate-commercial	628,478	170,599	333,651	124,228
Real estate-construction	79,887	41,033	10,444	28,410
Real estate-residential	312,032	141,300	38,062	132,670
Loans to individuals	29,941	12,220	9,824	7,897
Lease financings	118,460	43,123	75,042	295
Total gross loans and leases held for investment	$1,626,625	$674,401	$588,652	$363,572
Loans and leases with fixed predetermined interest rates	$815,334	$132,367	$447,414	$235,553
Loans and leases with variable or floating interest rates	811,291	542,034	141,238	128,019
Total gross loans and leases held for investment	$1,626,625	$674,401	$588,652	$363,572
The commercial mortgages and tax-exempt loans that are presently being written at both fixed and floating rates of interest primarily include loans typically written for five-year terms with a monthly payment based on up to a twenty-year amortization schedule. At each five-year anniversary date of the mortgage, the Bank usually has the right to require payment in full. If the loan is extended, the interest rate is renegotiated and the term of the loan is extended for an additional five years. These mortgages are included in the “Due in One to Five Years” category in the table above.

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

At December 31, 2014, the recorded investment in loans held for investment that were considered to be impaired was $56.2 million. The related reserve for loan losses was $998 thousand. At December 31, 2013, the recorded investment in loans that were considered to be impaired was $58.3 million. The related reserve for loan losses was $3.0 million. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2014, 2013, and 2012, additional interest income that would have been recognized under the original terms for impaired loans was $1.2 million, $1.7 million and $2.2 million. Interest income recognized on impaired loans for the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $1.2 million and $552 thousand respectively.

The impaired loan balances consisted mainly of commercial real estate, construction and business loans. Impaired loans at December 31, 2014 included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a December 31, 2014 balance of $5.3 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand and was sold during the third quarter of 2014 for a pre-tax loss of $7 thousand. This credit incurred charge-offs of $3.8 million during 2014 primarily attributable to updated assessments of residential building lots securing the loans. There is no specific allowance on the remaining credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold.

Other real estate owned was $955 thousand at December 31, 2014, down from $1.7 million at December 31, 2013. During the third quarter of 2014, a commercial real estate owned property with a carrying amount $696 thousand was sold for a gain of $195 thousand. On December 23, 2014, an agreement of sale was entered into for the remaining real estate owned property.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$5,002	$4,253	$2,842	$4,614	$7,627
Real estate—commercial	4,413	8,091	14,340	18,085	17,750
Real estate—construction	5,931	9,159	13,588	14,479	17,307
Real estate—residential	1,611	1,402	976	191	1,625
Loans to individuals	—	—	—	—	21
Lease financings	380	330	386	838	902
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	17,337	23,235	32,132	38,207	45,232
Accruing troubled debt restructured loans and lease modifications not included in the above	5,469	7,943	13,457	3,893	550
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	12	—	—	—
Real estate—residential	31	23	54	117	314
Loans to individuals	365	319	347	204	382
Lease financings	55	59	40	44	—
Total accruing loans and leases, 90 days or more past due	451	413	441	365	696
Total non-performing loans and leases	23,257	31,591	46,030	42,465	46,478
Other real estate owned	955	1,650	1,607	6,600	2,438
Total nonperforming assets	$24,212	$33,241	$47,637	$49,065	$48,916
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	1.07%	1.51%	2.17%	2.64%	3.07%
Nonperforming loans and leases / loans and leases held for investment	1.43	2.05	3.11	2.94	3.16
Nonperforming assets / total assets	1.09	1.52	2.07	2.22	2.29
Allowance for loan and lease losses / loans and leases held for investment	1.27	1.59	1.67	2.07	2.10
Allowance for loan and lease losses / nonaccrual loans and leases	119.18	105.42	77.01	78.18	68.31
Allowance for loan and lease losses / nonperforming loans and leases	88.84	77.53	53.76	70.34	66.48
Allowance for loan and lease losses	$20,662	$24,494	$24,746	$29,870	$30,898
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$3,104	$1,583	$579	$8,551	$1,155

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$17,337	$23,235	$32,132	$38,207
Nonaccrual loans and leases with partial charge-offs	6,465	8,958	8,834	9,399
Life-to-date partial charge-offs on nonaccrual loans and leases	1,831	9,120	8,999	10,040
Charge-off rate of nonaccrual loans and leases with partial charge-offs	22.1%	50.4%	50.5%	51.6%
Specific reserves on impaired loans	$998	$2,963	$208	$1,253

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at December 31, 2014 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan and lease loss analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience and qualitative factors, loss factors are determined giving consideration to the areas noted in the preceding paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve.

The reserve for loan and lease losses is determined at the end of each quarter, and more frequently for management review purposes. Calculating the Corporation's reserve for loan and lease losses considers the Bank's loan portfolio utilizing historical loss data as a starting point, while evaluating the impact of environmental factors in a quantitative manner as they relate to the collectability of outstanding loan obligations. The Corporation utilizes a rolling eight-quarter migration analysis and loss emergence period analysis to determine the annualized net expected loan loss experience.

Each quarter, the conditions that exist within the look-back period are compared to current conditions to support a conclusion as to which qualitative adjustments are (or are not) deemed necessary for each loan portfolio segment. These factors are evaluated subjectively based on management's experience and supported by the Corporation's defined analytical metrics/drivers relative to the historical look-back period. Factors include, but are not limited to, asset quality trends, portfolio growth trends, changes in lending policies and management, economic trends, concentrations of credit risk and the impact of collateral dependent lending.

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

The reserve for loan and lease losses consists of an allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases and class reserves based on historical loan and lease loss experience and qualitative factors, current trends, and management assessments. The unallocated reserve supports other risk considerations not readily quantifiable through the allocated reserve metrics outlined above, as well as the inherent imprecision of the reserve for loan and lease losses model complexity. These considerations include, but are not limited to, fair value instability within the non-performing category, and the improving credit risk profile of performing loans individually measured for impairment.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $338 thousand and $319 thousand at December 31, 2014 and 2013, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Average amount of loans and leases outstanding	$1,580,835	$1,499,351	$1,465,448	$1,448,079	$1,442,085
Loan and lease loss reserve at beginning of period	$24,494	$24,746	$29,870	$30,898	$24,798
Charge-offs:
Commercial, financial and agricultural loans	2,834	3,213	9,974	6,784	3,436
Real estate loans	4,644	8,974	4,959	10,435	10,573
Loans to individuals	796	641	578	968	883
Lease financings	576	791	1,224	1,516	2,213
Total charge-offs	8,850	13,619	16,735	19,703	17,105
Recoveries:
Commercial, financial and agricultural loans	247	320	484	318	129
Real estate loans	618	1,130	401	213	772
Loans to individuals	265	174	130	174	227
Lease financings	281	515	561	491	512
Total recoveries	1,411	2,139	1,576	1,196	1,640
Net charge-offs	7,439	11,480	15,159	18,507	15,465
Provision to loan and lease loss reserve	3,607	11,228	10,035	17,479	21,565
Loan and lease loss reserve at end of period	$20,662	$24,494	$24,746	$29,870	$30,898
Ratio of net charge-offs to average loans and leases	0.47%	0.77%	1.03%	1.28%	1.07%

The decrease in charge-offs during 2014 compared to 2013 was mainly due to improvements in asset quality resulting in decreased charge-off activity for commercial real estate loans. The decrease in charge-offs during 2013 compared to 2012 was mainly due to decreased charge-offs for commercial, financial and agricultural loans partially offset by increased charge-off activity for commercial real estate loans.

Table 9—Allocated, Other Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2014		2013		2012		2011		2010
Commercial, financial and agricultural loans	$6,920	28%	$9,789	27%	$11,594	31%	$11,262	33%	$9,630	31%
Real estate loans	10,830	63	11,126	63	9,126	60	14,875	59	17,165	60
Loans to individuals	360	2	694	3	679	3	730	3	734	3
Lease financings	985	7	1,285	7	1,326	6	1,344	5	1,950	6
Unallocated	1,567	N/A	1,600	N/A	2,021	N/A	1,659	N/A	1,419	N/A
Total	$20,662	100%	$24,494	100%	$24,746	100%	$29,870	100%	$30,898	100%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 119.18% at December 31, 2014, 105.42% at December 31, 2013 and 77.01% at December 31, 2012. At December 31, 2014, the specific allowance on impaired loans was $998 thousand, or 1.8% of the balance of impaired loans of $56.2 million. At December 31, 2013, the specific allowance on impaired loans was $3.0 million, or 5.1% of the balance of impaired loans of $58.3 million. At December 31, 2012, the specific allowance on impaired loans was $208 thousand, or 0.5% of the balance of impaired loans of $45.2 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 1.27% at December 31, 2014 compared to 1.59% at December 31, 2013. Allocated reserves at December 31, 2014 decreased by $3.8 million compared to December 31, 2013. The allocated reserves for commercial, financial and agricultural loans decreased by $2.9 million at December 31, 2014 compared to December 31, 2013 mainly due to improvements in historical loss factors for non-criticized and criticized loans in this loan category and a decrease in the specific allowance on impaired loans.

The ratio of the reserve for loan and lease losses to total loans and leases was 1.59% at December 31, 2013 compared to 1.67% at December 31, 2012. Allocated reserves at December 31, 2013 increased by $169 thousand compared to December 31, 2012. The allocated reserves for commercial, financial and agricultural loans decreased by $1.8 million at December 31, 2013 compared to December 31, 2012 mainly due to lower loan volume and a decrease in the level of criticized loans, partially offset by an increase in the specific allowance on impaired loans. The allocation of the allowance for real estate loans increased by $2.0 million at December 31, 2013 compared to December 31, 2012 mainly due to higher loan volume and an increase in the level of criticized loans.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $2.3 million and $2.4 million, respectively. The Corporation also has goodwill with a net carrying value of $67.7 million at December 31, 2014 and $57.5 million at December 31, 2013, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $10.2 million was related to the Girard and Sterner acquisitions.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2014. There was no impairment of goodwill and no material impairment of identifiable intangibles recorded during 2012 through 2014. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets
At December 31, 2014 and 2013, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $1.1 million and $3.3 million at December 31, 2014 and 2013, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at December 31, 2014, the FHLB stock is recorded at cost.
LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Deposits	$1,861,341	$1,844,498	$16,843	1%
Short-term borrowings	41,974	37,256	4,718	13
Accrued interest payable and other liabilities	47,452	29,299	18,153	62
Total liabilities	$1,950,767	$1,911,053	$39,714	2%

Deposits
Total deposits increased $16.8 million or 1% from December 31, 2013. Deposits, excluding public funds, grew $31.2 million from December 31, 2013, primary due to increases in non-interest bearing and interest bearing demand deposits partially offset by decreases in savings and time deposits.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

(Dollars in thousands)	For the Years Ended December 31,
	2014	2013	2012
Noninteresting-bearing deposits	$435,058	$390,420	$327,576
Interest-bearing checking deposits	314,784	286,487	230,031
Money market savings	295,209	319,958	330,839
Regular savings	535,346	536,701	510,005
Time deposits	264,591	299,792	363,225
Total average deposits	$1,844,988	$1,833,358	$1,761,676

The following table summarizes the maturities of time deposits with balances of $100 thousand or more:

(Dollars in thousands)	At December 31, 2014
Due Three Months or Less	$20,367
Due Over Three Months to Six Months	9,969
Due Over Six Months to Twelve Months	11,508
Due Over Twelve Months	34,982
Total	$76,826
Borrowings
Short-term borrowings at December 31, 2014, consisted of customer repurchase agreements on an overnight basis totaling $42.0 million. During 2013, the Corporation submitted a redemption notice to the trustee resulting in the redemption of all of the trust preferred securities, with an aggregate principal balance of $20.0 million, issued by Univest Capital Trust I. The Corporation redeemed the trust preferred securities effective July 7, 2013 with settlement on July 8, 2013. The redemption also included $619 thousand in common securities issued by Univest Capital Trust I and related to the Trust Preferred Securities. At December 31, 2014 and 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $55.0 million and $35.0 million, respectively, which were utilized to collateralize public funds deposits.

Table 11—Short Term Borrowings

The following table details key information pertaining to customer repurchase agreements on an overnight basis at the dates indicated:

(Dollars in thousands)	2014	2013	2012
Balance at December 31	$41,974	$37,256	$96,282
Weighted average interest rate at year end	0.06%	0.07%	0.07%
Maximum amount outstanding at any month's end	$43,266	$110,228	$117,291
Average amount outstanding during the year	41,048	72,211	106,206
Weighted average interest rate during the year	0.06%	0.06%	0.13%

Other Liabilities

Total accrued interest payable and other liabilities increased $18.2 million at December 31, 2014 from December 31, 2013. The increase was primarily due to an increase in the pension plan liability resulting from an increase in the unrecognized actuarial loss of $12.0 million. The increase in the actuarial loss was mostly due to a decrease in the discount rate of 97 basis points and the adoption of a new mortality assumption based on the most recent study by the Society of Actuaries (RP-2014 mortality table) which increased the average life expectancy of plan participants by 2 years.

SHAREHOLDERS' EQUITY
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At December 31,
	2014	2013	$ Change	% Change
Common stock	$91,332	$91,332	$—	—%
Additional paid-in capital	62,980	62,417	563	1
Retained earnings	181,851	172,602	9,249	5
Accumulated other comprehensive loss	(14,462)	(9,955)	(4,507)	(45)
Treasury stock	(37,147)	(35,890)	(1,257)	(4)
Total shareholders’ equity	$284,554	$280,506	$4,048	1%

Retained earnings at December 31, 2014, were impacted by net income of $22.2 million, partially offset by cash dividends declared of $13.0 million. Accumulated other comprehensive income, net of tax benefit, related to available-for-sale investment securities was $1.7 million at December 31, 2014 compared to accumulated other comprehensive loss, net of tax, of $1.5 million at December 31, 2013. The increase of $3.2 million was primarily due to increases in the fair value of available-for-sale securities. Accumulated other comprehensive loss, net of tax benefit, related to pension and other post-retirement benefits was $16.0 million and $8.5 million at December 31, 2014 and 2013, respectively. The increase of $7.5 million was mainly due to an increase in the actuarial pension loss resulting from a decrease in the discount rate of 97 basis points and the adoption of a new mortality assumption based on the most recent study by the Society of Actuaries (RP-2014 mortality table) which increased the average life expectancy of plan participants by 2 years. Treasury stock increased primarily due to the purchase of 110,997 treasury shares, totaling $2.0 million, during 2014 under the 2013 Board approved share repurchase program partially offset by the issuance of restricted stock.

Capital Adequacy
Capital guidelines which banking regulators have adopted assign minimum capital requirements for categories of assets depending on their assigned risks. The components of risk-based capital for the Corporation are Tier 1 and Tier 2. Minimum required total risk-based capital is 8.00%. At December 31, 2014, the Corporation had a Tier 1 capital ratio of 11.79% and total risked-based capital ratio of 12.91%. At December 31, 2013, the Corporation had a Tier 1 capital ratio of 12.63% and total risked-based capital ratio of 13.90%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules are discussed in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.
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
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year and two-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayment speeds on loans, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in an asset sensitive position from a maturity perspective and in a liability sensitive position from a repricing perspective, as interest rates remain at historically low levels; however, the Corporation anticipates increases in interest rates over the longer term, which it expects would benefit its net interest margin.
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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $518.7 million. At December 31, 2014 and 2013, there were no outstanding borrowings with the FHLB. At December 31, 2014 and 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $55.0 million and $35.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Bank maintains federal fund lines with several correspondent banks totaling $82.0 million at December 31, 2014 and 2013. At December 31, 2014, the Corporation had no outstanding federal funds purchased. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2014 and 2013, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2014, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2014. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

The Corporation also had possible future commitments on risk participation agreements, totaling $1.2 million at December 31, 2014. For further information regarding the Corporation’s commitments, refer to Note 16, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

Table 12—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Customer repurchase agreements (a)	$41,974	$41,974	—	—	—
Time deposits (b)	259,203	121,069	113,157	20,276	4,701
Operating leases	33,539	2,297	4,349	3,801	23,092
Standby and commercial letters of credit	46,867	26,415	20,318	134	—
Commitments to extend credit (c)	538,488	158,162	40,536	11,485	328,305
Net asset/liability derivative loan commitments (d)	676	676	—	—	—
Total contractual obligations	$920,747	$350,593	$178,360	$35,696	$356,098

Notes:	(a) Includes interest on variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(c)	Includes both revolving and straight lines of credit. Revolving lines, including unused credit card lines, are reported in the “Due in One Year or Less” category.

(d)	Includes the fair value of these contractual arrangements at December 31, 2014.

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

The following table presents the Corporation’s gap analysis at December 31, 2014:

Table 13—Interest Rate Sensitivity Gap Analysis

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$31,995	$31,995
Interest-earning deposits with other banks	6,570	—	—	—	—	6,570
Investment securities	24,279	55,141	156,354	132,856	—	368,630
Loans held for sale	3,302	—	—	—	—	3,302
Loans and leases, net of reserve for loan and lease losses	606,374	277,549	625,041	117,661	(20,662)	1,605,963
Other assets	—	—	—	—	218,861	218,861
Total assets	$640,525	$332,690	$781,395	$250,517	$230,194	$2,235,321
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$449,339	$449,339
Interest-bearing demand deposits	276,103	23,045	96,290	244,657	—	640,095
Savings deposits	71,463	25,839	110,367	311,645	—	519,314
Time deposits	37,271	67,047	140,749	7,526	—	252,593
Borrowings	41,974	—	—	—	—	41,974
Other liabilities	—	—	—	—	47,452	47,452
Shareholders' equity	—	—	—	—	284,554	284,554
Total liabilities and shareholders' equity	$426,811	$115,931	$347,406	$563,828	$781,345	$2,235,321
Incremental gap	$213,714	$216,759	$433,989	$(313,311)	$(551,151)
Cumulative gap	$213,714	$430,473	$864,462	$551,151
Cumulative gap as a percentage of interest-earning assets	10.66%	21.47%	43.11%	27.49%

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

The changes to net interest income are shown in the below table at December 31, 2014.

Table 14—Net Interest Income - Summary of Interest Rate Simulation

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$4,417	6.08%
+200 basis points	2,643	3.64
+100 basis points	669	0.92
-100 basis points*	(4,583)	(6.31)
*Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

The interest rate simulation demonstrates that the Corporation is asset sensitive; indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income.

Management also performs a simulation of the economic value of equity to evaluate longer-term repricing risks. Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows plus the current market value of any off-balance- sheet positions. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. Economic value of equity values only the current balance sheet positions and therefore does not incorporate growth assumptions. The positive economic value of equity in a rising rate scenario demonstrates that liability duration exceeds asset duration and future asset re-pricing and reinvestment may have a beneficial impact on net interest income while a decrease in interest rates will negatively impact net interest income.

The changes in economic value of equity are shown in the below table at December 31, 2014.

Table 15—Economic Value of Equity - Summary of Interest Rate Simulation

	Estimated Change in Economic Value of Equity Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$12,105	2.36%
+200 basis points	11,567	2.26
+100 basis points	5,649	1.1
-100 basis points*	(37,675)	(7.35)
*Because certain current short-term interest rates are at or below 1.0%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

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
We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 9, 2015

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2014	2013

ASSETS
Cash and due from banks	$31,995	$32,646
Interest-earning deposits with other banks	6,570	36,523
Investment securities held-to-maturity (fair value $54,765 and $66,853 at December 31, 2014 and 2013, respectively)	54,347	66,003
Investment securities available-for-sale	314,283	336,281
Loans held for sale	3,302	2,267
Loans and leases held for investment	1,626,625	1,541,484
Less: Reserve for loan and lease losses	(20,662)	(24,494)
Net loans and leases held for investment	1,605,963	1,516,990
Premises and equipment, net	37,009	34,129
Goodwill	67,717	57,517
Other intangibles, net of accumulated amortization and fair value adjustments of $11,776 and $10,300 at December 31, 2014 and 2013, respectively	12,180	8,178
Bank owned life insurance	62,265	60,637
Accrued interest receivable and other assets	39,690	40,388
Total assets	$2,235,321	$2,191,559
LIABILITIES
Noninterest-bearing deposits	$449,339	$411,714
Interest-bearing deposits:
Demand deposits	640,095	625,845
Savings deposits	519,314	536,150
Time deposits	252,593	270,789
Total deposits	1,861,341	1,844,498
Customer repurchase agreements	41,974	37,256
Accrued interest payable and other liabilities	47,452	29,299
Total liabilities	1,950,767	1,911,053
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2014 and 2013; 18,266,404 shares issued at December 31, 2014 and 2013; 16,221,607 and 16,287,812 shares outstanding at December 30, 2014 and 2013, respectively	91,332	91,332
Additional paid-in capital	62,980	62,417
Retained earnings	181,851	172,602
Accumulated other comprehensive loss, net of tax benefit	(14,462)	(9,955)
Treasury stock, at cost; 2,044,797 and 1,978,592 shares at December 31, 2014 and 2013, respectively	(37,147)	(35,890)
Total shareholders’ equity	284,554	280,506
Total liabilities and shareholders’ equity	$2,235,321	$2,191,559
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Interest income
Interest and fees on loans and leases:
Taxable	$62,521	$63,173	$65,479
Exempt from federal income taxes	5,684	4,777	4,725
Total interest and fees on loans and leases	68,205	67,950	70,204
Interest and dividends on investment securities:
Taxable	3,989	5,432	5,951
Exempt from federal income taxes	3,610	4,071	4,335
Other interest income	81	126	164
Total interest income	75,885	77,579	80,654
Interest expense
Interest on demand deposits	545	478	686
Interest on savings deposits	317	313	790
Interest on time deposits	3,102	3,795	5,162
Interest on short-term borrowings	32	48	326
Interest on long-term borrowings	—	483	1,210
Total interest expense	3,996	5,117	8,174
Net interest income	71,889	72,462	72,480
Provision for loan and lease losses	3,607	11,228	10,035
Net interest income after provision for loan and lease losses	68,282	61,234	62,445
Noninterest income
Trust fee income	7,835	7,303	6,777
Service charges on deposit accounts	4,230	4,451	4,429
Investment advisory commission and fee income	11,904	7,642	6,128
Insurance commission and fee income	11,543	9,395	7,766
Other service fee income	7,189	7,390	5,855
Bank owned life insurance income	1,628	2,968	2,670
Other-than-temporary impairment on equity securities	—	—	(13)
Net gain on sales of investment securities	635	3,389	305
Net gain on mortgage banking activities	2,182	4,523	6,088
Net gain (loss) on sales and dispositions of fixed assets	40	(6)	1,257
Net gain (loss) on sales and write-downs of other real estate owned	195	626	(1,904)
Loss on termination of interest rate swap	—	(1,866)	—
Other	1,270	969	902
Total noninterest income	48,651	46,784	40,260
Noninterest expense
Salaries and benefits	42,245	39,522	37,306
Commissions	7,637	8,512	6,981
Net occupancy	7,023	5,869	5,716
Equipment	5,645	4,865	4,486
Professional fees	3,164	3,471	2,702
Marketing and advertising	1,880	1,948	1,725
Deposit insurance premiums	1,561	1,553	1,689
Intangible expenses	2,167	157	899
Acquisition-related costs	1,270	87	36
Restructuring and integration charges	8	534	—
Other	14,654	14,615	14,742
Total noninterest expense	87,254	81,133	76,282
Income before income taxes	29,679	26,885	26,423
Income taxes	7,448	5,696	5,551
Net income	$22,231	$21,189	$20,872
Net income per share:
Basic	$1.37	$1.28	$1.25
Diluted	1.36	1.27	1.24
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2014			2013			2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$29,679	$7,448	$22,231	$26,885	$5,696	$21,189	$26,423	$5,551	$20,872
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	5,532	1,936	3,596	(11,712)	(4,099)	(7,613)	1,888	660	1,228
Less: reclassification adjustment for net gains on sales realized in net income	(635)	(222)	(413)	(3,389)	(1,186)	(2,203)	(305)	(107)	(198)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	—	—	—	—	—	—	13	5	8
Total net unrealized gains (losses) on available-for-sale investment securities	4,897	1,714	3,183	(15,101)	(5,285)	(9,816)	1,596	558	1,038
Cash flow hedge derivatives:
Net change in fair value of interest rate swaps	(241)	(84)	(157)	43	15	28	(474)	(165)	(309)
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	—	—	—	1,866	653	1,213	—	—	—
Total cash flow hedge derivatives	(241)	(84)	(157)	1,909	668	1,241	(474)	(165)	(309)
Defined benefit pension plans:
Net unrealized (losses) gains arising during the period	(11,968)	(4,189)	(7,779)	7,496	2,623	4,873	(3,297)	(1,154)	(2,143)
Less: amortization of net actuarial loss included in net periodic pension costs	666	233	433	1,282	449	833	1,170	409	761
Less: accretion of prior service cost included in net periodic pension costs	(288)	(101)	(187)	(255)	(89)	(166)	(255)	(89)	(166)
Total defined benefit pension plans	(11,590)	(4,057)	(7,533)	8,523	2,983	5,540	(2,382)	(834)	(1,548)
Other comprehensive loss	(6,934)	(2,427)	(4,507)	(4,669)	(1,634)	(3,035)	(1,260)	(441)	(819)
Total comprehensive income	$22,745	$5,021	$17,724	$22,216	$4,062	$18,154	$25,163	$5,110	$20,053
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2011	16,702,376	$91,332	$58,495	$157,566	$(6,101)	$(28,313)	$272,979

Net income	—	—	—	20,872	—	—	20,872
Other comprehensive loss, net of income tax benefit	—	—	—	—	(819)	—	(819)
Cash dividends declared ($0.80 per share)	—	—	—	(13,411)	—	—	(13,411)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	150,579	—	—	(70)	—	2,585	2,515
Repurchase of cancelled restricted stock awards	(13,125)	—	300	—	—	(300)	—
Stock-based compensation	—	—	4,544	—	—	—	4,544
Net tax deficiency on stock-based compensation	—	—	(84)	—	—	—	(84)
Purchases of treasury stock	(140,755)	—	—	—	—	(2,319)	(2,319)
Restricted stock awards granted	71,157	—	(1,154)	(134)	—	1,288	—
Balance at December 31, 2012	16,770,232	$91,332	$62,101	$164,823	$(6,920)	$(27,059)	$284,277

Net income	—	—	—	21,189	—	—	21,189
Other comprehensive loss, net of income tax benefit	—	—	—	—	(3,035)	—	(3,035)
Cash dividends declared ($0.80 per share)	—	—	—	(13,286)	—	—	(13,286)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	132,681	—	20	(32)	—	2,434	2,422
Repurchase of cancelled restricted stock awards	(29,533)	—	519	—	—	(519)	—
Stock-based compensation	—	—	978	—	—	—	978
Net tax deficiency on stock-based compensation	—	—	(27)	—	—	—	(27)
Purchases of treasury stock	(655,609)	—	—	—	—	(12,012)	(12,012)
Restricted stock awards granted	70,041	—	(1,174)	(92)	—	1,266	—
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506

Net income	—	—	—	22,231	—	—	22,231
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,507)	—	(4,507)
Cash dividends declared ($0.80 per share)	—	—	—	(12,982)	—	—	(12,982)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	124,151	—	43	—	—	2,419	2,462
Exercise of stock options	17,334	—	(5)	—	—	315	310
Repurchase of cancelled restricted stock awards	(43,452)	—	735	—	—	(735)	—
Stock-based compensation	—	—	1,141	—	—	—	1,141
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(238,542)	—	—	—	—	(4,605)	(4,605)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$22,231	$21,189	$20,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,607	11,228	10,035
Depreciation of premises and equipment	3,243	2,927	2,903
Other-than-temporary impairment of equity securities	—	—	13
Net gain on sales of investment securities	(635)	(3,389)	(305)
Net gain on mortgage banking activities	(2,182)	(4,523)	(6,088)
Net (gain) loss on sales and dispositions of fixed assets	(40)	6	(1,257)
Net (gain) loss on sales and write-down of other real estate owned	(195)	(626)	1,904
Loss on termination of interest rate swap	—	1,866	—
Bank owned life insurance income	(1,628)	(2,968)	(2,670)
Net amortization on investment securities	1,690	2,729	2,470
Amortization, fair market value adjustments and capitalization of mortgage servicing rights	10	(1,367)	(1,413)
Stock-based compensation	1,141	978	1,267
Intangible expenses	2,167	157	899
Other adjustments to reconcile net income to cash provided by operating activities	(587)	(252)	—
Deferred tax expense	4,162	933	2,540
Originations of loans held for sale	(131,461)	(265,732)	(325,569)
Proceeds from the sale of loans held for sale	132,278	273,665	329,569
Contributions to pension and other postretirement benefit plans	(254)	(2,243)	(8,215)
(Increase) decrease in accrued interest receivable and other assets	(1,093)	(2,873)	8,065
(Decrease) increase in accrued interest payable and other liabilities	(587)	1,101	2,119
Net cash provided by operating activities	31,867	32,806	37,139
Cash flows from investing activities:
Net cash paid due to acquisitions	(9,260)	(2,170)	(3,225)
Net capital expenditures	(5,595)	(3,840)	(578)
Proceeds from maturities and calls of securities held-to-maturity	11,000	3,000	—
Proceeds from maturities and calls of securities available-for-sale	58,744	85,205	164,943
Proceeds from sales of securities available-for-sale	32,967	76,361	57,186
Purchases of investment securities held-to-maturity	—	—	(24,697)
Purchases of investment securities available-for-sale	(65,215)	(81,712)	(226,429)
Proceeds from sale of credit card portfolio	8,940	—	—
Net increase in loans and leases	(100,981)	(74,338)	(50,615)
Net decrease in interest-earning deposits	30,070	11,190	19,807
Proceeds from sales of other real estate owned	891	4,359	3,012
Proceeds from bank owned life insurance	—	3,540	2,415
Net cash (used in) provided by investing activities	(38,439)	21,595	(58,181)
Cash flows from financing activities:
Net increase (decrease) in deposits	16,843	(20,515)	116,101
Net increase (decrease) in short-term borrowings	4,217	(59,026)	(18,458)
Repayment of subordinated debt	—	(375)	(1,500)
Payment for repurchase of trust preferred securities	—	(20,619)	—
Payment of contingent consideration on acquisitions	(310)	—	—
Purchases of treasury stock	(4,605)	(12,012)	(2,319)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,462	2,422	2,515
Proceeds from exercise of stock options	310	—	—
Cash dividends paid	(12,996)	(10,029)	(16,755)
Net cash provided by (used in) financing activities	5,921	(120,154)	79,584
Net (decrease) increase in cash and due from banks	(651)	(65,753)	58,542
Cash and due from banks at beginning of year	32,646	98,399	39,857
Cash and due from banks at end of period	$31,995	$32,646	$98,399
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,118	$5,997	$8,701
Cash paid for income taxes, net of refunds received	5,899	5,352	1,819
Non cash transactions:
Transfer of loans to other real estate owned	$—	$3,485	$—
Transfer of loans to loans held for sale	8,926	—	2,599
Contingent consideration recorded as goodwill	6,105	454	842
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(All dollar amounts presented in tables are in thousands, except per share data. “N/M” equates to “not meaningful”; “-“ equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable”.)
Note 1. Summary of Significant Accounting Policies
Organization
Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic commercial and retail banking services and provides a full range of community banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc., Univest Insurance, Inc. and Girard Partners provides financial planning, investment management, investment advisory, insurance products and brokerage services. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, along with the acquisition of Girard Partners.
At December 31, 2014, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2014, these segments meet the quantitative thresholds for separate disclosure as a business segment. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting”.
The Bank serves Montgomery, Bucks and Chester Counties and the Lehigh Valley of Pennsylvania through thirty-one banking offices and provides banking and trust services to the residents and employees of twelve retirement communities. With the acquisition of Valley Green Bank effective January 1, 2015, the Bank operates three full-service banking offices in the greater Philadelphia marketplace. Banking services are also available on-line at the Corporation’s website at www.univest.net.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries; the Corporation’s primary subsidiary is the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.
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
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2014 or 2013. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the level yield method.

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
Reserve for Loan and Lease Losses
The reserve for loan and lease losses is maintained at a level that management believes is appropriate to absorb known and inherent losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the additions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the loan portfolio.

The reserve for loan and lease loss analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually. All other loans and leases are evaluated as pools. Based on historical loss experience and qualitative factors, loss factors are determined giving consideration to the areas noted in the first paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve.

The reserve for loan and lease losses is determined at the end of each quarter, and more frequently for management review purposes. Calculating the Corporation's reserve for loan and lease losses considers the Bank's loan portfolio utilizing historical loss data as a starting point, while evaluating the impact of environmental factors in a quantitative manner as they relate to the collectability of outstanding loan obligations. The Corporation utilizes a rolling eight-quarter migration analysis and loss emergence period analysis to determine the annualized net expected loan loss experience.

Each quarter, the conditions that exist within the look-back period are compared to current conditions to support a conclusion as to which qualitative adjustments are (or are not) deemed necessary for each loan portfolio segment. These factors are evaluated subjectively based on management's experience and supported by the Corporation's defined analytical metrics/drivers relative to the historical look-back period. Factors include, but are not limited to, asset quality trends, portfolio growth trends, changes in lending policies and management, economic trends, concentrations of credit risk and the impact of collateral dependent lending.

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

The reserve for loan and lease losses consists of an allocated reserve and an unallocated reserve. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan and lease loss experience and qualitative factors, current trends, and management assessments. The unallocated reserve supports other risk considerations not readily quantifiable through the allocated reserve metrics outlined above, as well as the inherent imprecision of the reserve for loan and lease losses model complexity. These considerations include, but are not limited to, fair value instability within the non-performing category, and the improving credit risk profile of performing loans individually measured for impairment.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. In addition, the Bank's primary examiner, as a regular part of their examination process, may require the Bank to increase the level of reserves.
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

Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the servicing rights are retained. Capitalized mortgage servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans. Mortgage servicing rights are evaluated for impairment, on a quarterly basis, based upon the fair value of the servicing rights as compared to amortized cost. The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.
Bank Owned Life Insurance
The Corporation carries bank owned life insurance at the net cash surrender value of the policies. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank owned life insurance are reflected in the consolidated statements of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement/termination period.
Other Real Estate Owned
Other real estate owned represents properties acquired through customers’ loan defaults and is included in other assets. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property, but no more than the fair value of the property, less estimated costs to sell. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write‑downs and any gain or loss upon the sale of real estate owned is recorded in other noninterest income. Expenses incurred in connection with holding such assets are recorded in other noninterest expense.
Derivative Financial Instruments
The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the underlying forecasted transaction is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date.

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to earnings, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in the consolidated statement of income. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the consolidated statement of income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale or purchase of mortgage loans to or from third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward loan sale commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of income.
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
Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Effective December 31, 2009, the benefits previously accrued under the noncontributory retirement plan were frozen and the plan was amended and converted to a cash balance plan, with participants not losing any pension benefits already earned in the plan. Prior to the cash balance plan conversion effective December 31, 2009, the plan provided benefits based on a formula of each participant’s final average pay. Future benefits under the cash balance plan accrue by crediting participants annually with an amount equal to a percentage of earnings in that year based on years of credited service as defined in the plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. The Corporation provides certain postretirement healthcare and life insurance benefits for retired employees. The Corporation’s measurement date for plan assets and obligation is fiscal year-end. The Corporation recognizes on its consolidated balance sheet the funded status of its defined pension plans and changes in the funded status of the plan in the year in which the changes occur. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss). The Corporation recognizes as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation make matching contributions as defined by the plan.

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions, with the understanding that the future growth and continued success of the Corporation’s business may well reflect the continued services to be rendered by these employees and the Corporation’s desire to be reasonably assured that these employees would continue to serve. The SNQPP was established prior to the existence of a 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not actively offered to new participants. These non-qualified plans are accounted for under guidance for deferred compensation arrangements.
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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2014 and 2013, 82,922 and 95,639 shares, respectively, were issued under the dividend reinvestment plan, with 552,181 shares available for future purchase at December 31, 2014.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2014 and 2013, 23,271 and 20,195 shares, respectively, were issued under the employee stock purchase plan, with 732,624 shares available for future purchase at December 31, 2014.
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
Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2014 and 2013 was $2.5 million and $8.3 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $31.5 million and $44.5 million for the years ended December 31, 2014 and 2013, respectively.
The Corporation also maintains interest-earning deposit accounts at other financial institutions as collateral for Risk Participation Agreements. The pledging requirement at December 31, 2014 and 2013 was $370 thousand and $690 thousand, respectively. See Note 16, “Commitments and Contingencies” for additional information.
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
Valley Green Bank
On June 17, 2014, the Corporation, the Bank and Valley Green Bank entered into an Agreement and Plan of Merger which provided for the merger of Valley Green Bank with and into the Bank in an all-stock transaction with an aggregate value of approximately $78.9 million . On January 1, 2015, the Corporation completed its acquisition of Valley Green Bank. See Note 26, "Subsequent Event" for additional information. The transaction qualifies as a tax-free reorganization for federal income tax purposes. The transaction is anticipated to be accretive to the Corporation’s earnings per share in the first combined year of operations.
Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green Bank had approximately $425 million in assets, $386 million in loans, and $385 million in deposits at December 31, 2014 and operated three full-service banking offices and two administrative offices for loan production in the greater Philadelphia marketplace. With the assumption of Valley Green Bank's three branches and two administrative offices for loan production in the Philadelphia marketplace, the Corporation entered a new small business and consumer market and expanded its existing lending network within southeastern Pennsylvania.
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

Note 4. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2014 and 2013, by contractual maturity within each type:

	At December 31, 2014				At December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$13,088	$82	$—	$13,170	$11,148	$122	$—	$11,270
After 1 year to 5 years	41,259	388	(52)	41,595	54,855	992	(264)	55,583
	54,347	470	(52)	54,765	66,003	1,114	(264)	66,853
Total	$54,347	$470	$(52)	$54,765	$66,003	$1,114	$(264)	$66,853
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,972	$—	$(127)	$4,845	$—	$—	$—	$—
After 5 years to 10 years	—	—	—	—	4,966	—	(258)	4,708
	4,972	—	(127)	4,845	4,966	—	(258)	4,708
U.S. government corporations and agencies:
Within 1 year	—	—	—	—	5,999	16	—	6,015
After 1 year to 5 years	122,328	48	(532)	121,844	112,989	114	(1,226)	111,877
After 5 years to 10 years	—	—	—	—	10,816	—	(560)	10,256
	122,328	48	(532)	121,844	129,804	130	(1,786)	128,148
State and political subdivisions:
Within 1 year	600	2	—	602	1,564	13	—	1,577
After 1 year to 5 years	12,326	17	(59)	12,284	5,305	14	(29)	5,290
After 5 years to 10 years	49,554	1,616	(77)	51,093	41,974	710	(698)	41,986
Over 10 years	37,004	1,792	(1)	38,795	57,899	1,227	(322)	58,804
	99,484	3,427	(137)	102,774	106,742	1,964	(1,049)	107,657
Residential mortgage-backed securities:
After 1 year to 5 years	5,066	17	—	5,083	—	—	—	—
After 5 years to 10 years	4,856	—	(32)	4,824	10,008	5	(53)	9,960
Over 10 years	3,661	75	—	3,736	25,721	20	(221)	25,520
	13,583	92	(32)	13,643	35,729	25	(274)	35,480
Collateralized mortgage obligations:
After 1 year to 5 years	—	—	—	—	73	—	—	73
Over 10 years	3,810	—	(85)	3,725	7,341	40	(253)	7,128
	3,810	—	(85)	3,725	7,414	40	(253)	7,201
Corporate bonds:
Within 1 year	4,998	22	—	5,020	—	—	—	—
After 1 year to 5 years	29,505	88	(244)	29,349	18,838	52	(411)	18,479
After 5 years to 10 years	20,442	—	(371)	20,071	16,474	4	(1,117)	15,361
	54,945	110	(615)	54,440	35,312	56	(1,528)	33,840
Money market mutual funds:
No stated maturity	11,675	—	—	11,675	16,900	—	—	16,900
	11,675	—	—	11,675	16,900	—	—	16,900
Equity securities:
No stated maturity	854	483	—	1,337	1,679	668	—	2,347
	854	483	—	1,337	1,679	668	—	2,347
Total	$311,651	$4,160	$(1,528)	$314,283	$338,546	$2,883	$(5,148)	$336,281
Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at December 31, 2014 and 2013 do not represent other-than-temporary impairments.
Securities with a carrying value of $230.9 million and $271.1 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Securities available-for-sale:
Proceeds from sales	$32,967	$76,361	$57,186
Gross realized gains on sales	635	3,396	1,201
Gross realized losses on sales	—	7	896
Tax expense related to net realized gains on sales	222	1,186	107
At December 31, 2014 and 2013, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2014 and 2013 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2014
Securities Held-to-Maturity
Corporate bonds	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Total	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,845	$(127)	$4,845	$(127)
U.S. government corporations and agencies	39,607	(80)	62,140	(452)	101,747	(532)
State and political subdivisions	10,246	(31)	9,303	(106)	19,549	(137)
Residential mortgage-backed securities	4,824	(32)	—	—	4,824	(32)
Collateralized mortgage obligations	—	—	3,725	(85)	3,725	(85)
Corporate bonds	21,949	(328)	15,805	(287)	37,754	(615)
Total	$76,626	$(471)	$95,818	$(1,057)	$172,444	$(1,528)

At December 31, 2013
Securities Held-to-Maturity
Corporate bonds	$19,942	$(264)	$—	$—	$19,942	$(264)
Total	$19,942	$(264)	$—	$—	$19,942	$(264)
Securities Available-for-Sale
U.S. treasuries	$4,708	$(258)	$—	$—	$4,708	$(258)
U.S. government corporations and agencies	101,813	(1,786)	—	—	101,813	(1,786)
State and political subdivisions	30,233	(1,049)	—	—	30,233	(1,049)
Residential mortgage-backed securities	29,444	(274)	—	—	29,444	(274)
Collateralized mortgage obligations	4,091	(253)	—	—	4,091	(253)
Corporate bonds	26,557	(1,528)	—	—	26,557	(1,528)
Total	$196,846	$(5,148)	$—	$—	$196,846	$(5,148)

Note 5. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31,
(Dollars in thousands)	2014	2013
Commercial, financial and agricultural	$457,827	$422,816
Real estate-commercial	628,478	600,353
Real estate-construction	79,887	90,493
Real estate-residential secured for business purpose	36,932	37,319
Real estate-residential secured for personal purpose	166,850	149,164
Real estate-home equity secured for personal purpose	108,250	95,345
Loans to individuals	29,941	40,000
Lease financings	118,460	105,994
Total loans and leases held for investment, net of deferred income	$1,626,625	$1,541,484

Unearned lease income, included in the above table	$(14,131)	$(14,439)
Net deferred costs, included in the above table	3,218	2,744
Overdraft deposits included in the above table	50	62
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The Corporation is a lessor of primarily equipment under agreements expiring at various dates through the year 2021. At December 31, 2014 and 2013, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2014	2013
Within 1 year	$50,340	$43,911
After 1 year through 2 years	38,084	33,302
After 2 years through 3 years	25,888	23,723
After 3 years through 4 years	13,667	14,335
After 4 years through 5 years	4,312	4,983
Thereafter	300	179
Total future minimum lease payments receivable	132,591	120,433
Less: Unearned income	(14,131)	(14,439)
Total lease financing receivables, net of unearned income	$118,460	$105,994

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2014 and 2013:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2014
Commercial, financial and agricultural	$145	$747	$2,567	$3,459	$454,368	$457,827	$—
Real estate—commercial real estate and construction:
Commercial real estate	361	913	1,163	2,437	626,041	628,478	—
Construction	—	405	5,525	5,930	73,957	79,887	—
Real estate—residential and home equity:
Residential secured for business purpose	167	56	713	936	35,996	36,932	—
Residential secured for personal purpose	409	604	60	1,073	165,777	166,850	—
Home equity secured for personal purpose	348	—	215	563	107,687	108,250	31
Loans to individuals	365	65	365	795	29,146	29,941	365
Lease financings	1,610	406	435	2,451	116,009	118,460	55
Total	$3,405	$3,196	$11,043	$17,644	$1,608,981	$1,626,625	$451

At December 31, 2013
Commercial, financial and agricultural	$386	$922	$2,904	$4,212	$418,604	$422,816	$12
Real estate—commercial real estate and construction:
Commercial real estate	148	262	4,932	5,342	595,011	600,353	—
Construction	—	—	8,742	8,742	81,751	90,493	—
Real estate—residential and home equity:
Residential secured for business purpose	87	276	161	524	36,795	37,319	—
Residential secured for personal purpose	1,370	—	617	1,987	147,177	149,164	—
Home equity secured for personal purpose	278	97	100	475	94,870	95,345	23
Loans to individuals	445	193	319	957	39,043	40,000	319
Lease financings	2,182	455	389	3,026	102,968	105,994	59
Total	$4,896	$2,205	$18,164	$25,265	$1,516,219	$1,541,484	$413

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at December 31, 2014 and 2013:

	At December 31,
	2014				2013
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,002	$2,851	$—	$7,853	$4,253	$1,329	$12	$5,594
Real estate—commercial real estate and construction:
Commercial real estate	4,413	2,618	—	7,031	8,091	4,271	—	12,362
Construction	5,931	—	—	5,931	9,159	2,307	—	11,466
Real estate—residential and home equity:
Residential secured for business purpose	915	—	—	915	224	—	—	224
Residential secured for personal purpose	512	—	—	512	1,101	—	—	1,101
Home equity secured for personal purpose	184	—	31	215	77	—	23	100
Loans to individuals	—	—	365	365	—	36	319	355
Lease financings	380	—	55	435	330	—	59	389
Total	$17,337	$5,469	$451	$23,257	$23,235	$7,943	$413	$31,591
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $3.1 million and $1.6 million at December 31, 2014 and December 31, 2013, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2014 and 2013.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,248	$—	$1,262	$—	$5,510
3. Strong	14,013	8,504	3,897	—	26,414
4. Satisfactory	23,931	30,587	8,731	339	63,588
5. Acceptable	301,425	402,719	55,111	24,535	783,790
6. Pre-watch	65,993	123,129	4,956	5,384	199,462
7. Special Mention	7,166	17,505	—	1,304	25,975
8. Substandard	41,051	46,034	5,930	5,370	98,385
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$457,827	$628,478	$79,887	$36,932	$1,203,124

At December 31, 2013
Grade:
1. Cash secured/ 2. Fully secured	4,763	2,014	1,682	—	8,459
3. Strong	6,051	8,515	4,300	—	18,866
4. Satisfactory	34,650	17,758	1,500	261	54,169
5. Acceptable	251,203	384,061	54,464	26,694	716,422
6. Pre-watch	84,201	113,181	16,084	5,884	219,350
7. Special Mention	10,095	19,445	—	1,841	31,381
8. Substandard	31,508	55,331	12,463	2,639	101,941
9. Doubtful	345	48	—	—	393
10.Loss	—	—	—	—	—
Total	$422,816	$600,353	$90,493	$37,319	$1,150,981
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

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At December 31, 2014
Performing	$166,338	$108,035	$29,576	$118,025	$421,974
Nonperforming	512	215	365	435	1,527
Total	$166,850	$108,250	$29,941	$118,460	$423,501

At December 31, 2013
Performing	$148,063	$95,245	$39,645	$105,605	$388,558
Nonperforming	1,101	100	355	389	1,945
Total	$149,164	$95,345	$40,000	$105,994	$390,503
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
Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(2,834)	(4,363)	(140)	(141)	(796)	(576)	N/A	(8,850)
Recoveries	247	524	60	34	265	281	N/A	1,411
Provision (recovery of provision)	(282)	4,002	(219)	(53)	197	(5)	(33)	3,607
Ending balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662

For the Year Ended December 31, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(3,213)	(8,667)	(112)	(195)	(641)	(791)	N/A	(13,619)
Recoveries	320	1,104	13	13	174	515	N/A	2,139
Provision (recovery of provision)	1,088	8,836	522	486	482	235	(421)	11,228
Ending balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494

For the Year Ended December 31, 2012
Reserve for loan and lease losses:
Beginning balance	$11,262	$13,317	$823	$735	$730	$1,344	$1,659	$29,870
Charge-offs *	(9,974)	(4,803)	—	(156)	(578)	(1,224)	N/A	(16,735)
Recoveries	484	334	60	7	130	561	N/A	1,576
Provision (recovery of provision)	9,822	(1,341)	(244)	394	397	645	362	10,035
Ending balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
* Includes charge-offs of $1.3 million on commercial real estate loans which were subsequently transferred to loans held for sale in 2012 and sold during 2012.
N/A – Not applicable

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2014 and 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2014

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$920	$78	$—	$—	$—	$—	N/A	$998
Ending balance: collectively evaluated for impairment	6,000	8,865	763	1,124	360	985	1,567	19,664
Total ending balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$16,561	$35,926	$3,008	$696	$—	$—		$56,191
Ending balance: collectively evaluated for impairment	441,266	672,439	33,924	274,404	29,941	118,460		1,570,434
Total ending balance	$457,827	$708,365	$36,932	$275,100	$29,941	$118,460		$1,626,625

At December 31, 2013

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$2,398	$—	$501	$64	$—	$—	N/A	$2,963
Ending balance: collectively evaluated for impairment	7,391	8,780	561	1,220	694	1,285	1,600	21,531
Total ending balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,105	$41,240	$1,774	$1,178	$36	$—		$58,333
Ending balance: collectively evaluated for impairment	408,711	649,606	35,545	243,331	39,964	105,994		1,483,151
Total ending balance	$422,816	$690,846	$37,319	$244,509	$40,000	$105,994		$1,541,484
N/A – Not applicable

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2014 and 2013:

	At December 31,
	2014			2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$12,628	$13,050		$10,890	$11,749
Real estate—commercial real estate	29,779	30,810		28,883	35,700
Real estate—construction	5,931	6,474		12,357	14,540
Real estate—residential secured for business purpose	3,008	3,044		224	235
Real estate—residential secured for personal purpose	512	547		131	131
Real estate—home equity secured for personal purpose	184	184		77	77
Loans to individuals	—	—		36	54
Total impaired loans with no related allowance recorded	$52,042	$54,109		$52,598	$62,486

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$3,933	$3,935	$920	$3,215	$3,272	$2,398
Real estate—commercial real estate	216	216	78	—	—	—
Real estate—residential secured for business purpose	—	—	—	1,550	1,550	501
Real estate—residential secured for personal purpose	—	—	—	970	976	64
Total impaired loans with an allowance recorded	$4,149	$4,151	$998	$5,735	$5,798	$2,963

Total impaired loans:
Commercial, financial and agricultural	$16,561	$16,985	$920	$14,105	$15,021	$2,398
Real estate—commercial real estate	29,995	31,026	78	28,883	35,700	—
Real estate—construction	5,931	6,474	—	12,357	14,540	—
Real estate—residential secured for business purpose	3,008	3,044	—	1,774	1,785	501
Real estate—residential secured for personal purpose	512	547	—	1,101	1,107	64
Real estate—home equity secured for personal purpose	184	184	—	77	77	—
Loans to individuals	—	—	—	36	54	—
Total impaired loans	$56,191	$58,260	$998	$58,333	$68,284	$2,963
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $33.8 million and $27.5 million at December 31, 2014 and 2013, respectively. Specific reserves on other accruing impaired loans were $476 thousand and $1.6 million at December 31, 2014 and 2013, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	For the Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$15,334	$540	$258	$6,412	$172	$200	$5,189	$82	$288
Real estate—commercial real estate	26,662	1,143	323	25,728	837	717	20,756	348	1,086
Real estate—construction	10,412	103	463	14,621	124	680	16,207	117	763
Real estate—residential secured for business purpose	2,524	77	61	672	19	10	156	—	7
Real estate—residential secured for personal purpose	719	—	49	760	—	45	293	—	17
Real estate—home equity secured for personal purpose	106	—	10	8	—	—	2	—	—
Loans to individuals	4	—	—	40	4	—	47	5	—
Total	$55,761	$1,863	$1,164	$48,241	$1,156	$1,652	$43,242	$552	$2,161

*
Includes interest income recognized on a cash basis for nonaccrual loans of $23 thousand, $6 thousand and $67 thousand for the years ended December 31, 2014, 2013 and 2012, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.8 million, $1.2 million and $485 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Any income accrued on one-to-four family residential properties after the loan becomes 90 days past due, which is not placed on non-accrual, is held in a reserve for uncollected interest. The reserve for uncollected interest was $1 thousand and $21 thousand at December 31, 2014 and 2013, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $338 thousand and $319 thousand at December 31, 2014 and 2013, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014				2013
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	6	$1,824	$1,824	$507	2	$1,025	$1,025	$—
Real estate—commercial real estate	1	1,000	1,000	—	3	1,569	1,569	—
Real estate—construction	—	—	—	—	1	459	459	—
Total	7	$2,824	$2,824	$507	6	$3,053	$3,053	$—

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	1	$50	$50	$—	—	$—	$—	$—
Real estate—residential secured for business purpose	2	688	688	—	—	—	—	—
Total	3	$738	$738	$—	—	$—	$—	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2014 and 2013:

	Interest Only Term Extension		Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Payments Suspended		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	5	$1,699	1	$125	6	$1,824
Real estate—commercial real estate	—	—	—	—	—	—	1	1,000	—	—	1	1,000
Total	—	$—	—	$—	—	$—	6	$2,699	1	$125	7	$2,824

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	—	$—	1	$50	—	$—	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	—	—	1	55	1	633	—	—	2	688
Total	—	$—	—	$—	2	$105	1	$633	—	$—	3	$738

For the Year Ended December 31, 2013
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,000	—	$—	—	$—	1	$25	—	$—	2	$1,025
Real estate—commercial real estate	—	—	1	756	—	—	2	813	—	—	3	1,569
Real estate—construction	—	—	—	—	—	—	1	459	—	—	1	459
Total	1	$1,000	1	$756	—	$—	4	$1,297	—	$—	6	$3,053

Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2014		2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$1,000
Total	—	$—	1	$1,000
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—

Note 6. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2014	2013
Land and land improvements	$10,576	$9,987
Premises and improvements	37,348	35,225
Furniture and equipment	24,303	22,295
Total cost	72,227	67,507
Less: accumulated depreciation	(35,218)	(33,378)
Net book value	$37,009	$34,129

Note 7. Goodwill and Other Intangible Assets
The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $2.3 million and $2.4 million, respectively. In 2014, 2013 and 2012, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $31 thousand, $83 thousand and $31 thousand, respectively. The Corporation also has goodwill with a net carrying amount of $67.7 million at December 31, 2014, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded goodwill of $6.8 million and customer related intangibles of $4.3 million related to the Girard Partners acquisition on January 27, 2014. The Corporation recorded goodwill of $3.4 million and customer related intangibles of $1.6 million related to the Sterner Insurance Associates acquisition on July 1, 2014.
The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2014. There was no goodwill impairment or material impairment of identifiable intangibles recorded during the period 2012 through 2014. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2012	$35,058	$8,625	$12,555	$56,238
Addition to goodwill from acquisitions	—	—	1,279	1,279
Balance at December 31, 2013	35,058	8,625	13,834	57,517
Addition to goodwill from acquisitions	—	6,809	3,391	10,200
Balance at December 31, 2014	$35,058	$15,434	$17,225	$67,717
The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2014			At December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Customer related intangibles	$13,397	$6,726	$6,671	$7,513	$4,854	$2,659
Mortgage servicing rights	10,559	5,050	5,509	10,965	5,446	5,519
Total amortized intangible assets	$23,956	$11,776	$12,180	$18,478	$10,300	$8,178

The estimated aggregate amortization expense for customer related intangibles for each of the five succeeding fiscal years follows:

Year	(Dollars in thousands)	Amount
2015		$1,730
2016		1,411
2017		1,162
2018		868
2019		622
Thereafter		878
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $6.9 million and $7.2 million at December 31, 2014 and 2013, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at December 31, 2014, and discount rates ranging from 5.0% to 10.0% at December 31, 2013.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Beginning of period	$5,519	$4,152	$2,739
Servicing rights capitalized	1,118	2,485	2,727
Amortization of servicing rights	(1,378)	(1,365)	(1,610)
Changes in valuation allowance	250	247	296
End of period	$5,509	$5,519	$4,152
Mortgage loans serviced for others	$796,835	$751,891	$604,801
Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Valuation allowance, beginning of period	$(250)	$(497)	$(793)
Additions	—	—	—
Reductions	250	247	296
Direct write-downs	—	—	—
Valuation allowance, end of period	$—	$(250)	$(497)
The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
2015		$923
2016		787
2017		662
2018		556
2019		466
Thereafter		2,115

Note 8. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2014	2013
Other real estate owned	$955	$1,650
Accrued interest receivable	6,086	6,262
Accrued income and other receivables	2,655	3,539
Fair market value of derivative financial instruments	788	346
Other prepaid expenses	13,963	9,624
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	4,487	6,632
Net federal deferred tax assets	10,756	12,335
Total accrued interest and other assets	$39,690	$40,388
At December 31, 2014 and 2013, the Bank held $3.3 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $1.1 million and $3.3 million at December 31, 2014 and 2013, respectively. Additionally, the FHLB might require its members to increase its capital stock requirement. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2014. Therefore, at December 31, 2014, the FHLB stock is recorded at cost.

Note 9. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current:
Federal	$2,509	$4,172	$2,753
State	777	591	258
Deferred:
Federal	4,027	922	2,397
State	135	11	143
	$7,448	$5,696	$5,551

The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(11.2)	(11.7)	(12.1)
Increase in value of bank owned life insurance assets	(1.9)	(3.9)	(3.5)
Other, including state income taxes, valuation allowances and rate differentials	3.2	1.8	1.6
	25.1%	21.2%	21%
During the years ended December 31, 2014 and 2013, the Corporation recorded excess tax benefits resulting from the exercise of employee stock options and restricted stock of $0 thousand and $1 thousand respectively, to additional paid-in capital.

At December 31, 2014, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At December 31, 2014, the Corporation’s tax years 2011 through 2013 remain subject to federal examination as well as examination by state taxing jurisdictions.
Deferred income taxes reflect the the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation has a state net operating loss carry-forward of $25.0 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2014 and 2013 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $2 thousand and $28 thousand were reversed and recorded to additional paid-in capital during the years ended December 31, 2014 and 2013, respectively, as a result of unrecognized restricted stock and non-qualified stock option expense.
The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Loan and lease loss	$7,358	$8,785
Deferred compensation	2,492	2,675
Actuarial adjustments on retirement benefits*	8,625	4,568
Interest on nonaccrual loans	—	2,268
State net operating losses	1,621	1,743
Other-than-temporary impairments on equity securities	577	759
Alternative minimum tax credits**	1,067	1,367
Net unrealized holding losses on securities available-for-sale*	—	792
Other	1,125	280
Gross deferred tax assets	22,865	23,237
Valuation allowance	(1,461)	(1,630)
Total deferred tax assets, net of valuation allowance	21,404	21,607
Deferred tax liabilities:
Market discount	2,224	1,722
Retirement plans	5,700	5,602
Intangible assets	2,308	2,212
Net unrealized holding gains on securities available-for-sale and swaps*	837	—
Total deferred tax liabilities	11,069	9,536
Net deferred tax assets	$10,335	$12,071
*Represents the amount of deferred taxes recorded in accumulated other comprehensive loss.
** The alternative minimum tax credits have an indefinite life.

Note 10. Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law. These plans are non-qualified benefit plans. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2014, 2013 and 2012 was $836 thousand, $765 thousand, and $667 thousand, respectively.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2013 and 2012 was $661 thousand and $531 thousand, respectively. The Corporation recognized income in 2014 of $44 thousand primarily due to an increase in the weighted average discount rate from 4.0% for 2013 to 4.9% for 2014.
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$39,593	$42,879	$2,330	$2,518
Service cost	528	621	75	86
Interest cost	1,900	1,712	128	118
Actuarial loss (gain)	11,462	(3,818)	455	(313)
Benefits paid	(2,093)	(1,801)	(92)	(79)
Benefit obligation at end of year	$51,390	$39,593	$2,896	$2,330

Change in plan assets:
Fair value of plan assets at beginning of year	$40,547	$34,420	$—	$—
Actual return on plan assets	2,821	5,764	—	—
Benefits paid	(2,093)	(1,801)	(92)	(79)
Employer contribution and non-qualified benefit payments	162	2,164	92	79
Fair value of plan assets at end of year	$41,437	$40,547	$—	$—
Funded status	(9,953)	954	(2,896)	(2,330)
Unrecognized net actuarial loss	25,010	14,138	950	510
Unrecognized prior service costs	(1,309)	(1,590)	—	(7)
Net amount recognized	$13,748	$13,502	$(1,946)	$(1,827)
Information for the pension plans with an accumulated benefit obligation in excess of the fair value of plan assets is shown below. The accumulated benefit obligation did not exceed the fair value of plan assets at December 31, 2013 but is shown for comparative purposes.

	At December 31,
(Dollars in thousands)	2014	2013
Projected benefit obligation	$48,928	$37,912
Accumulated benefit obligation	45,003	36,683
Fair value of plan assets	41,437	40,547
Components of net periodic benefit cost (income) were as follows:

	Retirement Plans			Other Post Retirement Benefits
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$528	$621	$622	$75	$86	$82
Interest cost	1,900	1,712	1,726	128	118	116
Expected return on plan assets	(2,929)	(2,527)	(2,254)	—	—	—
Amortization of net actuarial loss	649	1,259	1,147	17	23	23
Accretion of prior service cost	(281)	(235)	(235)	(7)	(20)	(20)
Net periodic benefit (income) cost	$(133)	$830	$1,006	$213	$207	$201

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2015:
Amortization of net actuarial loss	$1,308	$54
Accretion of prior service cost	(280)	—

During 2015, the Corporation expects to contribute approximately $166 thousand to the Retirement Plans and approximately $113 thousand to Other Postretirement Benefits.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2015	$2,390	$113
2016	2,429	116
2017	2,463	121
2018	2,514	126
2019	2,572	130
Years 2020-2024	13,533	700

Weighted-average assumptions used to determine benefit obligations at December 31, 2014 and 2013 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Assumed discount rate	3.9%	4.9%	3.9%	4.9%
Assumed salary increase rate	3.0	3.0	—	—
The benefit obligation for all plans at December 31, 2014 included the application of a new mortality assumption based on the most recent study by the Society of Actuaries. The adoption of the new RP-2014 mortality table increased the average life expectancy of plan participants by 2 years. The decrease in the discount rate and the adoption of the new mortality assumption increased the benefit obligation for all plans at December 31, 2014.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2014 and 2013 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Assumed discount rate	4.9%	4.0%	4.9%	4.0%
Assumed long-term rate of investment return	7.5	7.5	—	—
Assumed salary increase rate	3.0	3.0	—	—
The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

Assumed Health Care Cost Trend Rates	2014	2013	2012
Health care cost trend rate assumed for next year	6.0%	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline	5.0	5.0	5.0
Year that the rate reaches the ultimate rate	2016	2015	2014
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	114	(101)

The Corporation's pension plan asset allocation at December 31, 2014 and 2013, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2014	2013
Asset Category:
Equity securities	65%	64%
Debt securities	34	35
Other	1	1
Total	100%	100%
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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2014	2013
Level 1:
Mutual funds:
U.S. Large Cap	17,482	16,710
U.S. Mid Cap	2,218	2,169
U.S. Small Cap	2,290	2,341
International	4,961	4,634
Income	972	686
Short-term investments	585	650
Level 2:
U.S. governement obligations	3,273	3,790
Corporate bonds	5,621	5,228
Level 3:
Certificates of deposit	4,035	4,339
Total fair value of plan assets	$41,437	$40,547
Mutual fund investments in U.S. large cap funds are comprised primarily of common stock funds which are diversified amongst various industries including basic materials (oil, gas, and other), financial services, healthcare, technology and other industries with some foreign exposure in the companies’ markets. The primary objective is long-term capital appreciation with a secondary objective of current income. Mutual fund investments in U.S. mid cap and small cap funds are comprised mainly of growth and value equity funds with some foreign exposure in the companies’ markets. Mutual fund investments in international funds consist mainly of equity funds that invest in diverse companies mostly based in Europe and the Pacific Basin with the primary objective to provide long-term growth of capital with a secondary objective of current income. Mutual fund investments in income funds are comprised of short-term and intermediate-term bond funds. Corporate bonds are fixed income investment grade bonds of primarily U.S. issuers from diverse industries. Other fixed-income investments include U.S. government agency securities and bank certificates of deposits. The fixed income investments have varying maturities ranging from one to ten years with the objective to maximize investment return while preserving investment principal. Short-term investments are comprised of an interest-bearing money market deposit account with the Bank.

The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2014 and 2013:

(Dollars in thousands)	Balance at December 31, 2013	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2014
Certificates of deposit	$4,339	$—	$—	$595	$(899)	$4,035
Total Level 3 assets	$4,339	$—	$—	$595	$(899)	$4,035

(Dollars in thousands)	Balance at December 31, 2012	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2013
Certificates of deposit	$4,503	$—	$—	$280	$(444)	$4,339
Total Level 3 assets	$4,503	$—	$—	$280	$(444)	$4,339

Note 11. Stock-Based Incentive Plan
The Corporation adopted the shareholder approved 2013 Long-Term Incentive Plan to replace the 2003 Long-Term Incentive Plan which expired during 2013. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 2,000,000 shares of common stock. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. As a result of the completion of the acquisition of Valley Green Bank on January 1, 2015, 473,483 additional shares are available for distribution under the 2013 Long-Term Incentive Plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the shares vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. There were 1,831,545 share awards available for future grants at December 31, 2014 under the plan. At December 31, 2014, there were 673,216 options to purchase common stock and 176,978 unvested restricted stock awards outstanding under the plan.
The following table is a summary of the status of options under the Corporation’s long-term incentive plans:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2014
Outstanding at December 31, 2013	612,050	$19.41
Granted	114,000	18.78
Expired	—	—
Forfeited	(35,500)	17.06
Exercised	(17,334)	17.92
Outstanding at December 31, 2014	673,216	19.46	5.2	$1,201
Exercisable at December 31, 2014	393,662	21.07	3.1	351
The total intrinsic value of options exercised during 2014 was $47 thousand. There were no stock options exercised during 2013 and 2012. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This broker-assisted exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price or related expenses in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised.

The Corporation's estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee turnover. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury strip rate in effect at the time of grant. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The Corporation uses a straight-line accrual method to recognize stock-based compensation expense over the time-period it expects the options to vest.

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

	For the Years Ended December 31,
	2014	2013	2012
Expected option life in years	8.2	8.9	8.2
Risk free interest rate	2.51%	1.99%	1.63%
Expected dividend yield	4.26%	4.74%	5.40%
Expected volatility	50.16%	49.30%	50.74%
Fair value of options	$6.53	$5.32	$4.37
Following is a summary of nonvested restricted stock awards at December 31, 2014 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2013	185,423	$16.40
Granted	74,304	18.63
Vested	(39,297)	17.24
Forfeited	(43,452)	16.91
Nonvested share awards at December 31, 2014	176,978	17.02
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2014	2013	2012
Shares granted	74,304	70,041	71,157
Weighted average grant date fair value	$18.63	$16.76	$15.29
Intrinsic value of awards vested	$735	$505	$625
At December 31, 2014, there was $1.5 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Stock-based compensation expense:
Stock options	$463	$517	$408
Restricted stock awards	679	461	859
Employee stock purchase plan	46	38	36
Total	$1,188	$1,016	$1,303
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$244	$162	$296
There were no modifications or accelerations to options or restricted stock awards during the period 2012 through 2014.

The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 12. Time Deposits
The aggregate amount of time deposits in denominations of $100 thousand or more was $76.8 million at December 31, 2014 and $75.9 million at December 31, 2013, with interest expense of $891 thousand for 2014 and $1.0 million for 2013.

At December 31, 2014, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)
Due in 2015	$41,844
Due in 2016	20,140
Due in 2017	9,232
Due in 2018	2,251
Due in 2019	1,967
Thereafter	1,392
Total	$76,826

Note 13. Borrowings
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $518.7 million. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At December 31, 2014 and 2013, there were no outstanding borrowings with the FHLB. At December 31, 2014 and 2013, the Bank had outstanding short-term letters of credit with the FHLB totaling $55.0 million and $35.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
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
The Bank maintains federal fund credit lines with several correspondent banks totaling $82.0 million at December 31, 2014 and 2013. There was no outstanding balance at December 31, 2014 and 2013. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2014 and 2013, the Corporation had no outstanding borrowings from this line.

The following table details key information pertaining to customer repurchase agreements on an overnight basis for the periods indicated:

(Dollars in thousands)	2014	2013	2012
Balance at December 31	$41,974	$37,256	$96,282
Weighted average interest rate at year end	0.06%	0.07%	0.07%
Maximum amount outstanding at any month's end	$43,266	$110,228	$117,291
Average amount outstanding during the year	41,048	72,211	106,206
Weighted average interest rate during the year	0.06%	0.06%	0.13%

Note 14. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2014	2013	2012
Numerator for basic and diluted earnings per share—income available to common shareholders	$22,231	$21,189	$20,872
Denominator for basic earnings per share—weighted-average shares outstanding	16,235	16,605	16,761
Effect of dilutive securities—employee stock options and awards	90	70	55
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	16,325	16,675	16,816
Basic earnings per share	$1.37	$1.28	$1.25
Diluted earnings per share	$1.36	$1.27	$1.24
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	499	546	581

Note 15. Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax benefit, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$7,306	$(932)	$(12,475)	$(6,101)
Net Change	1,038	(309)	(1,548)	(819)
Balance, December 31, 2012	8,344	(1,241)	(14,023)	(6,920)
Net Change	(9,816)	1,241	5,540	(3,035)
Balance, December 31, 2013	(1,472)	—	(8,483)	(9,955)
Net Change	3,183	(157)	(7,533)	(4,507)
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive loss for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement of Income
	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Net unrealized holding gains on available-for-sale investment securities:
	$635	$3,389	$305	Net gain on sales of investment securities
	—	—	(13)	Other-than-temporary impairment on equity securities
	635	3,389	292	Total before tax
	(222)	(1,186)	(102)	Tax expense
	$413	$2,203	$190	Net of tax
Cash flow hedge derivative:
	$—	$(1,866)	$—	Net loss on interest rate swap
	—	(1,866)	—	Total before tax
	—	653	—	Tax benefit
	$—	$(1,213)	$—	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(666)	$(1,282)	$(1,170)
Accretion of prior service cost included in net periodic pension costs*	288	255	255
	(378)	(1,027)	(915)	Total before tax
	132	360	320	Tax benefit
	$(246)	$(667)	$(595)	Net of tax

*
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 10—Retirement Plans and Other Postretirement Benefits for additional details.)

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
Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2014, the maximum potential amount of future payments under letters of credit is $46.9 million. The current carrying amount of the contingent obligation is $441 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.
The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2014, the reserve for sold mortgages was $264 thousand.
The Corporation entered into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Corporation will reimburse a portion of the loss borne by the financial institution. The third parties usually have other borrowing relationships with the Corporation. The Corporation monitors overall borrower collateral and performance, and at the end of December 31, 2014, believes sufficient collateral is available to cover potential swap losses. The Corporation pledges cash or securities to cover a portion of the negative fair value of the RPAs, as measured by the participant financial institution. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 10 to 13 years. At December 31, 2014, the notional amount of the RPAs was $19.4 million, with a negative fair value of $1.2 million, of which $370 thousand was pledged to the participant financial institutions as collateral. The maximum potential future payment guaranteed by the Corporation cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2014, the Corporation would have been required to make payments of approximately $1.2 million. The RPA requires the Corporation to reimburse the institution in proportion to the pro rata share of the third party transactions, in the event the third party fails to make a payment to the institution. In exchange, the Corporation receives an agreed-upon fee from the institution for taking this risk. The fee is paid upfront to the Corporation and the Corporation recognizes the fee over the term of the loan(s). The fair value of the guarantee was $74 thousand at December 31, 2014.
Based on consultation with the Corporation’s legal counsel, management is not aware of any litigation that would be probable of occurring or probable of having a material adverse effect on the Corporation’s consolidated balance sheet or statement of income. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.
The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2014:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$538,488
Performance letters of credit	19,240
Financial standby letters of credit	27,526
Other letters of credit	101
At December 31, 2014, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2015	$2,297
2016	2,269
2017	2,080
2018	2,096
2019	1,705
Thereafter	23,092
Total	$33,539
The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Rental expense	$2,732	$2,304	$2,250
Sublease rental income	(238)	(278)	(396)
Net rental expense	$2,494	$2,026	$1,854
Minimum future rental income receivable under subleases from non-cancelable operating leases was $183 thousand at December 31, 2014.

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
On October 24, 2014, the Corporation entered into an amortizing cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account totaling $25.0 million is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR with a maturity date of November 1, 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness in 2015, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified to interest expense within the next twelve months.
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At December 31. 2014, the notional amount of the cash flow hedge was $19.9 million, with a negative fair value of $241 thousand. The Corporation has pledged $300 thousand to the counteryparty as collateral for the negative fair value.
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
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2014 and 2013:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2014
Interest rate locks with customers	$27,007	Other assets	$788		$—
Forward loan sale commitments	30,537		—	Other liabilities	112
Total	$57,544		$788		$112
At December 31, 2013
Interest rate locks with customers	$15,176	Other assets	$321		$—
Forward loan sale commitments	17,425	Other assets	25		—
Total	$32,601		$346		$—

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2014 and 2013:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2014
Interest rate swap - cash flow hedge	$19,945		$—	Other liabilities	$241
Total	$19,945		$—		$241
At December 31, 2013
Interest rate swap - cash flow hedge	$—		$—		$—
Total	$—		$—		$—
The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2014	2013	2012
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$467	$(1,226)	$467
Forward loan sale commitments	Net (loss) gain on mortgage banking activities	(137)	79	248
Total		$330	$(1,147)	$715
The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2014	2013	2012
Interest rate swap—cash flow hedge—loss on termination	Net loss on termination of interest rate swap	$—	$(1,866)	$—
Interest rate swap—cash flow hedge—interest payments	Interest expense	66	124	448
Interest rate swap—cash flow hedge—ineffectiveness	Interest expense	—	—	—
Net loss		$(66)	$(1,990)	$(448)
The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments for the periods indicated:

	Accumulated Other Comprehensive (Loss) Income	For the Years Ended December 31,
(Dollars in thousands)		2014	2013	2012
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(157)	$—	$(1,241)
Total		$(157)	$—	$(1,241)

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

•	Level 2: Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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
Investment Securities
Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include U.S. Treasury securities, most equity securities and money market mutual funds. Mutual funds are registered investment companies which are valued at net asset value of shares on a market exchange at the end of each trading day. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments, which would generally be classified within Level 2 of the valuation hierarchy, include securities issued by U.S. government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds and certain equity securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy.
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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines it has market information that would support a different valuation than its current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at December 31, 2014.

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
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflected that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of December 31, 2014, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, classified using the fair value hierarchy:

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,845	$—	$—	$4,845
U.S. government corporations and agencies	—	121,844	—	121,844
State and political subdivisions	—	102,774	—	102,774
Residential mortgage-backed securities	—	13,643	—	13,643
Collateralized mortgage obligations	—	3,725	—	3,725
Corporate bonds	—	54,440	—	54,440
Money market mutual funds	11,675	—	—	11,675
Equity securities	1,337	—	—	1,337
Total available-for-sale securities	17,857	296,426	—	314,283
Interest rate locks with customers	—	788	—	788
Total assets	$17,857	$297,214	$—	$315,071
Liabilities:
Interest rate swap	$—	$241	$—	$241
Forward loan sale commitments	—	112	—	112
Contingent consideration liability	—	—	6,541	6,541
Total liabilities	$—	$353	$6,541	$6,894

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,708	$—	$—	$4,708
U.S. government corporations and agencies	—	128,148	—	128,148
State and political subdivisions	—	107,657	—	107,657
Residential mortgage-backed securities	—	35,480	—	35,480
Collateralized mortgage obligations	—	7,201	—	7,201
Corporate bonds	—	33,840	—	33,840
Money market mutual funds	16,900	—	—	16,900
Equity securities	2,347	—	—	2,347
Total available-for-sale securities	23,955	312,326	—	336,281
Interest rate locks with customers	—	321	—	321
Forward loan sale commitments	—	25	—	25
Total assets	$23,955	$312,672	$—	$336,627
Liabilities:
Contingent consideration liability	$—	$—	$501	$501
Total liabilities	$—	$—	$501	$501
At December 31, 2014 and December 31, 2013, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2014
Sterner Insurance Associates	$—	$635	$—	$45	$680
Girard Partners	—	5,470	—	33	5,503
John T. Fretz Insurance Agency	501	—	(310)	167	358
Total contingent consideration liability	$501	$6,105	$(310)	$245	$6,541

	For the Year Ended December 31, 2013
(Dollars in thousands)	Balance at December 31, 2012	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2013
John T. Fretz Insurance Agency	$—	$454	$—	$47	$501
Javers Group	903	—	—	(903)	—
Total contingent consideration liability	$903	$454	$—	$(856)	$501
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,193	$55,193
Total	$—	$—	$55,193	$55,193

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,370	$55,370
Total	$—	$—	$55,370	$55,370

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2014 and 2013. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,565	$—	$—	$38,565	$38,565
Held-to-maturity securities	—	54,765	—	54,765	54,347
Loans held for sale	—	3,374	—	3,374	3,302
Net loans and leases held for investment	—	—	1,555,033	1,555,033	1,550,770
Mortgage servicing rights	—	—	6,941	6,941	5,509
Other real estate owned	—	955	—	955	955
Total assets	$38,565	$59,094	$1,561,974	$1,659,633	$1,653,448
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,608,748	$—	$—	$1,608,748	$1,608,748
Time deposits	—	254,224	—	254,224	252,593
Total deposits	1,608,748	254,224	—	1,862,972	1,861,341
Short-term borrowings	—	38,631	—	38,631	41,974
Total liabilities	$1,608,748	$292,855	$—	$1,901,603	$1,903,315
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,420)	$—	$(1,420)	$—

	At December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$69,169	$—	$—	$69,169	$69,169
Held-to-maturity securities	—	66,853	—	66,853	66,003
Loans held for sale	—	2,267	—	2,267	2,267
Net loans and leases held for investment	—	—	1,477,945	1,477,945	1,461,620
Mortgage servicing rights	—	7,188	—	7,188	5,519
Other real estate owned	—	1,650	—	1,650	1,650
Total assets	$69,169	$77,958	$1,477,945	$1,625,072	$1,606,228
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,573,709	$—	$—	$1,573,709	$1,573,709
Time deposits	—	268,909	—	268,909	270,789
Total deposits	1,573,709	268,909	—	1,842,618	1,844,498
Short-term borrowings	—	35,687	—	35,687	37,256
Total liabilities	$1,573,709	$304,596	$—	$1,878,305	$1,881,754
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,357)	$—	$(1,357)	$—

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

Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2014 and 2013.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2014, impaired loans held for investment had a carrying amount of $56.2 million with a valuation allowance of $998 thousand. At December 31, 2013, impaired loans held for investment had a carrying amount of $58.3 million with a valuation allowance of $3.0 million.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights were classified within Level 2 of the valuation hierarchy at December 31, 2013. The Corporation’s valuation model has not changed from December 31, 2013; however, management’s assessment of the inputs has resulted in mortgage servicing rights being classified within Level 3 of the valuation hierarchy at December 31, 2014. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2014, mortgage servicing rights had a carrying amount of $5.5 million with no valuation allowance. At December 31, 2013, mortgage servicing rights had a carrying amount of $5.8 million with a valuation allowance of $250 thousand.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2014. There was no goodwill impairment and no material impairment of identifiable intangibles recorded.
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

Note 20. Share Repurchase Plan
During 2007, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 643,782 shares of common stock. During the nine months ended September 30, 2013, the Corporation repurchased 540,285 shares at a cost of $9.9 million under the 2007 plan. At September 30, 2013, this share repurchase plan was substantially completed.
On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. Under this plan, the Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.
The Corporation repurchased 110,997 shares under the 2013 plan during the year ended December 31, 2014, at a cost of $2.0 million. At December 31, 2014, total shares outstanding were 16,221,607.

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

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$249,388	12.91%	$154,589	8.00%	$193,237	10.00%
Bank	232,080	12.15	152,796	8.00%	190,995	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	227,907	11.79	77,295	4.00%	115,942	6.00%
Bank	210,816	11.04	76,398	4.00%	114,597	6.00%
Tier 1 Capital (to Average Assets):
Corporation	227,907	10.55	86,371	4.00%	107,964	5.00%
Bank	210,816	9.80	86,005	4.00%	107,506	5.00%
At December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00%	182,489	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00%	110,676	6.00%
Bank	215,497	11.81	72,995	4.00%	109,493	6.00%
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00%	107,346	5.00%
Bank	215,497	10.11	85,277	4.00%	106,597	5.00%

At December 31, 2014 and December 31, 2013, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2014, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Management believes that, as of December 31, 2014, the Corporation and the Bank would have met the capital adequacy requirements under Basel III if such requirements had been in effect. The Corporation and the Bank expect to be well capitalized upon the adoption of BASEL III in 2015. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

Dividends and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of its subsidiaries paid to the Corporation in the form of dividends.
The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2015 without approval of the Federal Reserve Board of Governors of approximately $12.8 million plus an additional amount equal to the Bank’s net profits for 2015 up to the date of any such dividend declaration.
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
The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2014:

(Dollars in thousands)
Balance at January 1, 2014	$27,802
Additions	10,551
Amounts collected and other reductions	(7,668)
Balance at December 31, 2014	$30,685
The Corporation paid $19 thousand during 2014 to Penn Foundation Inc. for the Employee Assistance Program, in the normal course of business on substantially the same terms as available for others. Margaret Zook, a director of the Corporation, is on the Board of Directors of Penn Foundation Inc.
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2014
Commitments to extend credit	$16,453
Standby and commercial letters of credits	223
Deposits received	10,342

Note 23. Segment Reporting
At December 31, 2014, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2014, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include Univest Delaware, the parent holding company and intercompany eliminations, and are included in the "Other" segment. Prior to 2014, the Corporation had only one reportable segment, Community Banking. During 2014, the Corporation acquired Girard Partners and Sterner Insurance and realigned its investment and trust operations into its Wealth Management Reporting unit; this resulted in the three reportable segments of Banking, Wealth Management and Insurance.
The Corporation's Banking segment consists of commercial and retail banking. The Wealth Management segment consists of investment advisory services, retirement plan services, trust, municipal pension services and broker/dealer services. The Insurance segment consists of commercial lines, personal lines, benefits and human resources consulting.
Each segment generates revenue from a variety of products and services it provides. Examples of products and services provided for each reportable segment are indicated below.

•
The Banking segment provides financial services to consumers, businesses and governmental units. These services include a full range of banking services such as deposit taking, loan origination and servicing, mortgage banking, other general banking services and equipment lease financing.

•
The Wealth Management segment offers trust and investment advisory services, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisory managing private investment accounts for both individuals and institutions.

•
The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.

The accounting policies, used in the disclosure of the operating segments, are the same as those described in Note 1, “Summary of Significant Accounting Policies".

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2014, 2013 and 2012. Prior period information is shown for comparative purposes as if the realignment of Wealth Management occurred at the beginning of each period.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2014
Interest income	$75,850	$1	$—	$34	$75,885
Interest expense	3,998	—	—	(2)	3,996
Net interest income	71,852	1	—	36	71,889
Provision for loan and lease losses	3,607	—	—	—	3,607
Noninterest income	16,170	19,918	12,038	525	48,651
Noninterest expense*	63,120	13,855	11,435	(1,156)	87,254
Income before income taxes	21,295	6,064	603	1,717	29,679
Income taxes	4,043	2,269	256	880	7,448
Net income	$17,252	$3,795	$347	$837	$22,231
Total assets	$2,154,485	$34,195	$22,930	$23,711	$2,235,321
Capital expenditures	$2,824	$100	$593	$169	$3,686

For the Year Ended December 31, 2013
Interest income	$77,517	$1	$—	$61	$77,579
Interest expense	4,641	—	—	476	5,117
Net interest income	72,876	1	—	(415)	72,462
Provision for loan and lease losses	11,228	—	—	—	11,228
Noninterest income	22,053	14,938	9,959	(166)	46,784
Noninterest expense*	60,759	10,079	8,749	1,546	81,133
Income (expense) before income taxes	22,942	4,860	1,210	(2,127)	26,885
Income tax expense (benefit)	4,255	1,850	497	(906)	5,696
Net income	$18,687	$3,010	$713	$(1,221)	$21,189
Total assets	$2,129,314	$22,737	$19,524	$19,984	$2,191,559
Capital expenditures	$2,679	$13	$46	$692	$3,430

For the Year Ended December 31, 2012
Interest income	$80,568	$3	$3	$80	$80,654
Interest expense	6,983	—	—	1,191	8,174
Net interest income	73,585	3	3	(1,111)	72,480
Provision for loan and lease losses	10,035	—	—	—	10,035
Noninterest income	18,018	12,906	8,079	1,257	40,260
Noninterest expense*	57,917	9,626	7,782	957	76,282
Income (expense) before income taxes	23,651	3,283	300	(811)	26,423
Income tax expense (benefit)	4,318	1,266	113	(146)	5,551
Net income	$19,333	$2,017	$187	$(665)	$20,872
Capital expenditures	$2,950	$53	$37	$190	$3,230

*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage usage.

Note 24. Condensed Financial Information - Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2014	2013
Assets:
Cash and due from banks	$3,120	$2,999
Investments in securities	1,336	2,347
Investments in subsidiaries, at equity in net assets:
Bank	283,166	271,147
Non-banks	—	—
Other assets	21,115	17,658
Total assets	$308,737	$294,151
Liabilities:
Dividends payable	$3,243	$3,257
Other liabilities	20,940	10,388
Total liabilities	24,183	13,645
Shareholders' equity:	284,554	280,506
Total liabilities and shareholders' equity	$308,737	$294,151

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2014	2013	2012
Dividends from bank	$12,482	$18,482	$20,482
Dividends from non-bank	—	—	1,200
Other-than-temporary impairment on equity securities	—	—	(13)
Net gain on sales of securities	306	644	70
Loss on termination of interest rate swap	—	(1,866)	—
Other income	18,334	18,306	17,463
Total operating income	31,122	35,566	39,202
Operating expenses	16,924	19,203	18,323
Income before income tax expense (benefit) and equity in undistributed income (loss) of subsidiaries	14,198	16,363	20,879
Income tax expense (benefit)	880	(903)	(143)
Income before equity in undistributed income (loss) of subsidiaries	13,318	17,266	21,022
Equity in undistributed income (loss) of subsidiaries:
Bank	8,913	3,929	(140)
Non-banks	—	(6)	(10)
Net income	$22,231	$21,189	$20,872

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2014	2013	2012
Cash flows from operating activities:
Net income	$22,231	$21,189	$20,872
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(8,913)	(3,923)	150
Other-than-temporary impairment on equity securities	—	—	13
Net gain on sales of securities	(306)	(644)	(70)
Loss on termination of interest rate swap	—	1,866	—
Bank owned life insurance income	(238)	(1,070)	(255)
Depreciation of premises and equipment	364	344	358
Stock based compensation	1,141	978	1,267
Contributions to pension and other postretirement benefit plans	(254)	(2,243)	(8,215)
Decrease in other assets	714	671	6,270
(Decrease) increase in other liabilities	(639)	(2,426)	2,451
Net cash provided by operating activities	14,100	14,742	22,841
Cash flow from investing activities:
Proceeds from sales of securities	1,131	1,244	2,666
Liquidation of subsidiary, net of cash acquired	—	15,011	1,096
Proceeds from bank owned life insurance	—	772	178
Other, net	(281)	(713)	1,280
Net cash provided by investing activities	850	16,314	5,220
Cash flows from financing activities:
Repayment of long-term debt	—	(375)	(1,500)
Payment for repurchase of trust preferred securities	—	(20,619)	—
Purchases of treasury stock	(4,605)	(12,012)	(2,319)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit plans	2,462	2,422	2,515
Proceeds from exercise of stock options	310	—	—
Cash dividends paid	(12,996)	(10,029)	(16,755)
Net cash used in financing activities	(14,829)	(40,613)	(18,059)
Net increase (decrease) in cash and due from financial institutions	121	(9,557)	10,002
Cash and due from financial institutions at beginning of year	2,999	12,556	2,554
Cash and due from financial institutions at end of year	$3,120	$2,999	$12,556
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$754	$1,194
Income tax, net of refunds received	5,300	5,017	1,180

Note 25. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2014 and 2013 were as follows:

(Dollars in thousands, except per share data)
2014 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$18,995	$19,219	$18,725	$18,946
Interest expense	1,039	978	981	998
Net interest income	17,956	18,241	17,744	17,948
Provision for loan and lease losses	648	233	1,251	1,475
Net interest income after provision for loan and lease losses	17,308	18,008	16,493	16,473
Noninterest income	12,076	12,510	11,924	12,141
Noninterest expense	22,562	22,019	21,790	20,883
Income before income taxes	6,822	8,499	6,627	7,731
Income taxes	1,632	2,264	1,547	2,005
Net income	$5,190	$6,235	$5,080	$5,726
Per share data:
Basic	$0.32	$0.38	$0.31	$0.35
Diluted	$0.32	$0.38	$0.31	$0.35
Dividends per share	$0.20	$0.20	$0.20	$0.20

2013 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$19,172	$19,457	$19,461	$19,489
Interest expense	1,080	1,138	1,353	1,546
Net interest income	18,092	18,319	18,108	17,943
Provision for loan and lease losses	1,614	4,094	3,446	2,074
Net interest income after provision for loan and lease losses	16,478	14,225	14,662	15,869
Noninterest income	11,116	13,202	10,991	11,475
Noninterest expense	21,623	19,988	19,286	20,236
Income before income taxes	5,971	7,439	6,367	7,108
Income taxes	1,049	1,400	1,537	1,710
Net income	$4,922	$6,039	$4,830	$5,398
Per share data:
Basic	$0.30	$0.36	$0.29	$0.32
Diluted	$0.30	$0.36	$0.29	$0.32
Dividends per share	$0.20	$0.20	$0.20	$0.20

Note 26. Subsequent Event
Valley Green Bank
On January 1, 2015, the Corporation completed its acquisition of Valley Green Bank. The merger of Valley Green Bank with and into the Bank was effected pursuant to the terms and conditions of the Merger Agreement dated June 17, 2014. Pursuant to the Merger Agreement, each share of Valley Green Bank common stock was cancelled and converted into the right to receive 1.3541 shares of Univest common stock, $5 par value, with any fractional share entitled to payment in cash. As a result, the Corporation delivered approximately 3,787,866 shares of the Corporation's common stock to the former shareholders of Valley Green Bank. Valley Green Bank outstanding stock options of 122,377 were exchanged for cash and related payroll taxes of $2.2 million. Approximately $3 thousand in cash was paid for fractional shares.
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value estimates are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities.
The following table summarizes the consideration paid for Valley Green Bank and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Valley Green common shares outstanding	2,797,454
Exchange ratio	1.3541
Univest shares issued	3,787,866
Univest closing stock price at December 31, 2014	$20.24
Purchase price assigned to Valley Green common shares exchanged for Univest stock		$76,667
Purchase price assigned to cash in lieu of fractional shares		3
Purchase price assigned to Valley Green options settled for cash		2,236
Total purchase price		$78,906

Fair value of assets acquired:
Cash and due from banks	$4,919
Federal funds sold	17,442
Investment securities available-for-sale	12,766
Loans held for investment	382,892
Premises and equipment, net	3,102
Core deposit intangible	1,867
Accrued interest receivable and other assets	3,779
Total identifiable assets		426,767
Fair value of liabilities assumed:
Deposits - noninterest bearing	$49,826
Deposits - interest bearing	336,086
Change in control accrued payments	2,070
Accrued interest payable and other liabilities	1,792
Total liabilities		389,774
Net identifiable net assets		36,993
Goodwill resulting from merger (1)		$41,913
(1) - Goodwill is not expected to be deductible for federal income tax purposes. The goodwill is allocated to the Banking business segment.
The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition.
Cash and due from banks and federal funds sold: The estimated fair values of cash and due from banks and federal fund sold approximated their stated value.

Investment securities available-for-sale: The estimated fair values of the investment securities available for sale, comprised of U.S. government and agencies, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilized evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Management reviewed the data and assumptions used in pricing the securities.
Loans held for investment: The most significant fair value determination related to the valuation of acquired loans. The acquisition resulted in loans acquired with and without evidence of credit quality deterioration. There was no carryover related allowance for loan and lease losses.
The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used its own assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.
For loans acquired without evidence of credit quality deterioration, the Corporation prepared the interest rate fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally a general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Bank, Valley Green Bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of specific familiarity with Valley Green Bank's underwriting process. Valley Green's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $381.5 million. A fair value premium of $4.3 million was recognized to reflect the fair values of loans. A fair value discount of $5.8 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income over approximately 10 years on a level yield basis amortization method based upon the expected life of the loans.
For loans acquired with evidence of credit quality deterioration the Corporation prepared a specific credit fair value adjustment. Management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
At the acquisition date, the Corporation recorded $1.4 million of acquired impaired loans subject to a nonaccretable discount difference of $2.8 million. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount of $291 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
The following is a summary of the acquired impaired loans at January 1, 2015 resulting from the merger with Valley Green:

(Dollars in thousands)

Contractually required principal and interest payments	$4,539
Contractual cash flows not expected to be collected (nonaccretable difference)	(2,848)
Cash flows expected to be collected	1,691
Interest component of expected cash flows (accretable difference)	(291)
Fair value of loans acquired with a deterioration of credit quality	$1,400
Bank premises - leased: The Corporation assumed five facility lease contracts and no owned properties. The fair value of the lease contracts represents the present value of the pre-tax differential between the expected contractual payments and current market rate lease payments to the first lease termination date discounted by an assumed required rate of return.
Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $1.9 million will be amortized over an estimated life of 10 years.
Deposits: The fair values of demand and saving deposits, with no stated maturities, approximated the carrying value as these accounts are payable on demand. The fair values of time deposits with fixed maturities were estimated by discounting the final maturity using current market interest rate for similar instruments. A fair value premium of $686 thousand was recognized and will be recognized as a reduction to interest expense using a level yield method over the life of the time deposit. The fair value of time deposits were determined using Level 2 inputs in the fair value hierarchy.
Deferred tax assets and liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.
Direct costs related to the acquisition were expensed as incurred. During the year ended December 31, 2014, the Corporation incurred $1.2 million of Valley Green Bank acquisition-related expenses, which have been separately stated in the Corporation's consolidated statements of income.
Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the years ended December 31, 2014 and 2013 combine the historical consolidated results of the Corporation and Valley Green Bank and give effect to the merger as if the merger occurred on January 1, 2014 and January 1, 2013, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Valley Green Bank at their respective fair values and are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations. The unaudited pro forma data presented below is based on, and should be read together with, the historical financial information of the Corporation included in this Form 10-K for the indicated periods and the historical information of Valley Green Bank included in the Corporation's Current Report on Form 8-K filed with the SEC on January 7, 2015.

	Pro Forma For the Years Ended December 31,
(Dollars in thousands, except share data)	2014	2013
Net interest income	$92,356	$89,897
Noninterest income	49,325	47,550
Noninterest expense	98,792	90,456
Net income	27,503	26,557
Earnings per share
Basic	$1.37	$1.30
Diluted	1.37	1.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014.
Management's Report on Internal Control over Financial Reporting
The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of it's inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.
On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), requiring full transition to the 2013 Framework by December 15, 2014. The Corporation expects to adopt the complete 2013 Framework during 2015.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2014 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited Univest Corporation of Pennsylvania and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 9, 2015

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 21, 2015 (2015 Proxy), under the headings: “Election of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure,” "Compensation Committee Interlocks and Insider Participation," and "Nominating and Governance Committee of the Board.”
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

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2015 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” and "Compensation Committee Report."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2015 Proxy under the heading, “Beneficial Ownership of Directors and Officers” and Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2015 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2015 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. & 2. Financial Statements and Schedules
The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.
3. Listing of Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
(b)	Exhibits - The response to this portion of Item 15 is submitted as separate section.
(c)	Financial Statements Schedules - none.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

[Item 15(a) 1. & 2.]

Annual Report of Shareholders

Certain financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX OF EXHIBITS

[Item 15(a) 3. & 15(b)]

Description

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 10-K, filed with the SEC on March 4, 2014.
(3.2)	Amended By-Laws effective January 1, 2015 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 2, 2015.
(4.1)	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.
(10.1)*
Employment Agreement between Jay R. Goldstein and Univest Corporation of Pennsylvania is incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Univest Corporation, filed with the SEC on August 21, 2014. (Registration Statement No. 333-198280)

(21)	Subsidiaries of the Registrant
(23.1)	Consent of independent registered public accounting firm, KPMG LLP
(31.1)
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of Michael S. Keim, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**
Certification of Michael S. Keim, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Denotes a compensatory plan or agreement
** A certification furnished pursuant to this item will not be deemed "filed" for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVEST CORPORATION OF PENNSYLVANIA
Registrant

By: /s/ Michael S. Keim

Michael S. Keim Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	March 9, 2015

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015

/s/ DOUGLAS C. CLEMENS Douglas C. Clemens	Director	March 9, 2015

/s/ R. LEE DELP R. Lee Delp	Director	March 9, 2015

/s/ JAY R. GOLDSTEIN Jay R. Goldstein	Director	March 9, 2015

/s/ H. PAUL LEWIS H. Paul Lewis	Director	March 9, 2015

/s/ WILLIAM G. MORRAL William G. Morral	Director	March 9, 2015

/s/ K. LEON MOYER K. Leon Moyer	Director	March 9, 2015

/s/ THOMAS SCANNAPIECO Thomas Scannapieco	Director	March 9, 2015

/s/ MARK A. SCHLOSSER Mark A. Schlosser	Director	March 9, 2015

/s/ P. GREGORY SHELLY P. Gregory Shelly	Director	March 9, 2015

/s/ MICHAEL L. TURNER Michael L. Turner	Director	March 9, 2015

/s/ MARGARET K. ZOOK Margaret K. Zook	Director	March 9, 2015

