Form 10-Q
period 2015-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2015-05-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	19,672,381
(Title of Class)	(Number of shares outstanding at April 30, 2015)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2015	At December 31, 2014
ASSETS
Cash and due from banks	$27,342	$31,995
Interest-earning deposits with other banks	41,436	6,570
Federal funds sold	8,343	—
Investment securities held-to-maturity (fair value $50,701 and $54,765 at March 31, 2015 and December 31, 2014, respectively)	50,227	54,347
Investment securities available-for-sale	330,257	314,283
Loans held for sale	5,479	3,302
Loans and leases held for investment	2,043,840	1,626,625
Less: Reserve for loan and lease losses	(20,934)	(20,662)
Net loans and leases held for investment	2,022,906	1,605,963
Premises and equipment, net	40,244	37,009
Goodwill	112,121	67,717
Other intangibles, net of accumulated amortization and fair value adjustments of $12,724 and $11,776 at March 31, 2015 and December 31, 2014, respectively	13,862	12,180
Bank owned life insurance	62,618	62,265
Accrued interest receivable and other assets	42,660	39,690
Total assets	$2,757,495	$2,235,321
LIABILITIES
Noninterest-bearing deposits	$509,183	$449,339
Interest-bearing deposits:
Demand deposits	712,997	640,095
Savings deposits	580,168	519,314
Time deposits	452,486	252,593
Total deposits	2,254,834	1,861,341
Customer repurchase agreements	42,153	41,974
Subordinated notes	49,270	—
Accrued interest payable and other liabilities	50,844	47,452
Total liabilities	2,397,101	1,950,767
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2015 and December 31, 2014; 22,054,270 and 18,266,404 shares issued at March 31, 2015 and December 31, 2014, respectively; 19,820,824 and 16,221,607 shares outstanding at March 31, 2015 and December 31, 2014, respectively	110,271	91,332
Additional paid-in capital	120,118	62,980
Retained earnings	183,976	181,851
Accumulated other comprehensive loss, net of tax benefit	(13,162)	(14,462)
Treasury stock, at cost; 2,233,446 and 2,044,797 shares at March 31, 2015 and December 31, 2014, respectively	(40,809)	(37,147)
Total shareholders’ equity	360,394	284,554
Total liabilities and shareholders’ equity	$2,757,495	$2,235,321
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest income
Interest and fees on loans and leases:
Taxable	$21,254	$15,560
Exempt from federal income taxes	1,584	1,375
Total interest and fees on loans and leases	22,838	16,935
Interest and dividends on investment securities:
Taxable	1,034	1,051
Exempt from federal income taxes	859	946
Interest on federal funds sold	2	—
Other interest income	5	14
Total interest income	24,738	18,946
Interest expense
Interest on deposits	1,417	992
Interest on short-term borrowings	10	6
Interest on long-term borrowings	7	—
Total interest expense	1,434	998
Net interest income	23,304	17,948
Provision for loan and lease losses	1,074	1,475
Net interest income after provision for loan and lease losses	22,230	16,473
Noninterest income
Trust fee income	1,820	1,899
Service charges on deposit accounts	1,063	1,014
Investment advisory commission and fee income	2,763	3,049
Insurance commission and fee income	4,146	3,332
Other service fee income	1,598	1,807
Bank owned life insurance income	353	378
Net gain on sales of investment securities	91	142
Net gain on mortgage banking activities	1,258	349
Other income	339	171
Total noninterest income	13,431	12,141
Noninterest expense
Salaries and benefits	13,314	10,671
Commissions	1,814	1,590
Net occupancy	2,358	1,754
Equipment	1,689	1,334
Professional fees	807	809
Marketing and advertising	360	361
Deposit insurance premiums	412	379
Intangible expenses	786	760
Acquisition-related costs	466	43
Integration costs	1,374	—
Other expense	4,031	3,182
Total noninterest expense	27,411	20,883
Income before income taxes	8,250	7,731
Income taxes	2,134	2,005
Net income	$6,116	$5,726
Net income per share:
Basic	$0.31	$0.35
Diluted	0.31	0.35
Dividends declared	0.20	0.20
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$8,250	$2,134	$6,116	$7,731	$2,005	$5,726
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,158	755	1,403	2,750	963	1,787
Less: reclassification adjustment for net gains on sales realized in net income	(91)	(32)	(59)	(142)	(50)	(92)
Total net unrealized gains on available-for-sale investment securities	2,067	723	1,344	2,608	913	1,695
Net change in fair value of interest rate swaps used in cash flow hedges	(337)	(118)	(219)	—	—	—
Defined benefit pension plans:
Less: amortization of net actuarial loss included in net periodic pension costs	341	120	221	164	57	107
Less: accretion of prior service cost included in net periodic pension costs	(70)	(24)	(46)	(75)	(26)	(49)
Total defined benefit pension plans	271	96	175	89	31	58
Other comprehensive income	2,001	701	1,300	2,697	944	1,753
Total comprehensive income	$10,251	$2,835	$7,416	$10,428	$2,949	$7,479

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	6,116	—	—	6,116
Other comprehensive income, net of income tax	—	—	—	—	1,300	—	1,300
Cash dividends declared ($0.20 per share)	—	—	—	(3,991)	—	—	(3,991)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	35,262	—	18	—	—	677	695
Issuance of common stock, acquisition	3,787,866	18,939	57,727				76,666
Exercise of stock options	4,000	—	(7)	—	—	73	66
Repurchase of cancelled restricted stock awards	(12,375)	—	183	—	—	(183)	—
Stock-based compensation	—	—	412	—	—	—	412
Purchases of treasury stock	(281,291)	—	—	—	—	(5,424)	(5,424)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at March 31, 2015	19,820,824	$110,271	$120,118	$183,976	$(13,162)	$(40,809)	$360,394

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506
Net income	—	—	—	5,726	—	—	5,726
Other comprehensive income, net of income tax benefit	—	—	—	—	1,753	—	1,753
Cash dividends declared ($0.20 per share)	—	—	—	(3,248)	—	—	(3,248)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	44,696	—	15	—	—	861	876
Repurchase of cancelled restricted stock awards	(13,625)	—	235	—	—	(235)	—
Stock-based compensation	—	—	390	—	—	—	390
Purchases of treasury stock	(144,035)	—	—	—	—	(2,707)	(2,707)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at March 31, 2014	16,249,152	$91,332	$61,708	$175,080	$(8,202)	$(36,622)	$283,296
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$6,116	$5,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,074	1,475
Depreciation of premises and equipment	1,038	734
Net gain on sales of investment securities	(91)	(142)
Net gain on mortgage banking activities	(1,258)	(349)
Bank owned life insurance income	(353)	(378)
Stock-based compensation	412	390
Intangible expenses	786	760
Other adjustments to reconcile net income to cash provided by operating activities	911	559
Originations of loans held for sale	(47,453)	(17,347)
Proceeds from the sale of loans held for sale	46,141	18,022
Contributions to pension and other postretirement benefit plans	(81)	(56)
(Increase) decrease in accrued interest receivable and other assets	(120)	1,761
(Decrease) increase in accrued interest payable and other liabilities	(2,239)	1,495
Net cash provided by operating activities	4,883	12,650
Cash flows from investing activities:
Net cash paid due to acquisitions	(2,967)	(5,393)
Net capital expenditures	(1,189)	(662)
Proceeds from maturities and calls of securities held-to-maturity	4,000	—
Proceeds from maturities and calls of securities available-for-sale	13,575	23,731
Proceeds from sales of securities available-for-sale	271	18,609
Purchases of investment securities available-for-sale	(15,134)	(19,517)
Net increase in loans and leases	(35,925)	(20,364)
Net (increase) decrease in interest-earning deposits	(29,947)	8,850
Net decrease in federal funds sold	9,099	—
Net cash (used in) provided by investing activities	(58,217)	5,254
Cash flows from financing activities:
Net increase (decrease) in deposits	7,752	(4,738)
Net increase in short-term borrowings	179	3,729
Proceeds from issuance of subordinated notes	49,270	—
Payment of contingent consideration on acquisitions	(620)	—
Purchases of treasury stock	(5,424)	(2,707)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	695	876
Proceeds from exercise of stock options	66	—
Cash dividends paid	(3,237)	(3,256)
Net cash provided by (used in) financing activities	48,681	(6,096)
Net (decrease) increase in cash and due from banks	(4,653)	11,808
Cash and due from banks at beginning of year	31,995	32,646
Cash and due from banks at end of period	$27,342	$44,454
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,635	$1,251
Cash (received) paid for income taxes, net of refunds	(530)	36
Non cash transactions:
Assets acquired through acquisitions	$425,834	$—
Liabilities assumed through acquisitions	389,907	—
Contingent consideration recorded as goodwill	1,424	5,469
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, or January 1, 2017 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing.
In January 2014, the FASB issued an ASU regarding reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The ASU clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU was issued to eliminate diversity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014, or January 1, 2015 for the Corporation. The adoption of this guidance did not have a material impact on the Corporation's financial statements but resulted in expanded disclosures effective March 31, 2015, which are included in Note 4, “Loans and Leases.”

Note 2. Acquisition
Valley Green Bank
On January 1, 2015, the Corporation completed the acquisition of Valley Green Bank. The merger of Valley Green Bank with and into the Bank was effected pursuant to the terms and conditions of the Agreement and Plan of Merger (Merger Agreement) dated June 17, 2014. Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green operated three full-service banking offices and two administrative offices for loan production in the greater Philadelphia marketplace. With the assumption of Valley Green Bank’s three branches and two administrative offices for loan production in the Philadelphia marketplace, the Corporation entered a new small business and consumer market and expanded its existing lending network within southeastern Pennsylvania.
The acquisition was an all-stock transaction with an aggregate value of approximately $77 million. Pursuant to the Merger Agreement, each share of Valley Green Bank common stock was cancelled and converted into the right to receive 1.3541 shares of Univest common stock, $5 par value, with any fractional share entitled to payment in cash. As a result, the Corporation delivered approximately 3,787,866 shares of the Corporation's common stock to the former shareholders of Valley Green Bank. Valley Green Bank outstanding stock options of 122,377 were exchanged for cash and related payroll taxes of $2.2 million. Approximately $3 thousand in cash was paid for fractional shares.
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $426 million, which included $382 million in loans and $386 million in deposits at January 1, 2015. The fair value estimates are subject to adjustment if additional information becomes available during the measurement period in accordance with Accounting Standards Codification (ASC) Topic 805. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.

The following table summarized the consideration paid for Valley Green Bank and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Valley Green common shares outstanding	2,797,454
Exchange ratio	1.3541
Univest shares issued	3,787,866
Univest closing stock price at December 31, 2014	$20.24
Purchase price assigned to Valley Green common shares exchanged for Univest stock		$76,667
Purchase price assigned to cash in lieu of fractional shares		3
Purchase price assigned to Valley Green options settled for cash		2,236
Total purchase price		$78,906

Fair value of assets acquired:
Cash and due from banks	$4,919
Federal funds sold	17,442
Investment securities available-for-sale	12,766
Loans held for investment	381,720
Premises and equipment, net	3,102
Core deposit intangible *	1,520
Accrued interest receivable and other assets	4,365
Total identifiable assets		425,834
Fair value of liabilities assumed:
Deposits - noninterest bearing	$49,826
Deposits - interest bearing	336,086
Change in control accrued payments	2,070
Accrued interest payable and other liabilities	1,925
Total liabilities		389,907
Net identifiable net assets		35,927
Goodwill resulting from merger *		$42,979
* - Goodwill is not expected to be deductible for federal income tax purposes. The goodwill and core deposit intangible are allocated to the Banking business segment.
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

The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis.
For loans acquired without evidence of credit quality deterioration, the Corporation prepared the interest rate loan fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally a general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Bank, Valley Green Bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to a lack of specific familiarity with Valley Green Bank's underwriting process. Valley Green's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $380.1 million. A fair value premium of $4.4 million was recognized to reflect the fair values of loans. A fair value discount of $5.5 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income over approximately 10 years on a level yield amortization method based upon the expected life of the loans.
For loans acquired with evidence of credit quality deterioration the Corporation prepared a specific credit fair value adjustment. Management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.
At the acquisition date, the Corporation recorded $1.6 million of acquired impaired loans subject to a nonaccretable discount difference of $4.4 million. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount of $322 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
The following is a summary of the acquired impaired loans at January 1, 2015 resulting from the acquisition with Valley Green:

(Dollars in thousands)

Contractually required principal and interest payments	$6,361
Contractual cash flows not expected to be collected (nonaccretable difference)	(4,412)
Cash flows expected to be collected	1,949
Interest component of expected cash flows (accretable difference)	(322)
Fair value of loans acquired with a deterioration of credit quality	$1,627
Bank premises - leased: The Corporation assumed five facility lease contracts and no owned properties. The fair value of the lease contracts represents the present value of the pre-tax differential between the expected contractual payments and current market rate lease payments to the first lease termination date discounted by an assumed required rate of return.
Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of the acquisition. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $1.5 million will be amortized using the sum of the years digits method over an estimated life of 10 years.
Deposits: The fair values of demand and saving deposits, with no stated maturities, approximated the carrying value as these accounts are payable on demand. The fair values of time deposits with fixed maturities were estimated by discounting the final maturity using current market interest rate for similar instruments. A fair value premium of $686 thousand was recognized and will be recognized as a reduction to interest expense using a level yield amortization method over the life of the time deposit. The fair value of time deposits were determined using Level 2 inputs in the fair value hierarchy.

Deferred tax assets and liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.
Direct costs related to the acquisition were expensed as incurred. For the three month ended March 31, 2015, the Corporation incurred $1.8 million of Valley Green Bank integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.
Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the three months ended March 31, 2015 and 2014 combine the historical consolidated results of the Corporation and Valley Green Bank and give effect to the merger as if the merger occurred on January 1, 2015 and January 1, 2014, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Valley Green Bank at their respective fair values and are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations. The unaudited pro forma data presented below is based on, and should be read together with, the historical financial information of the Corporation included in this Form 10-Q for the indicated periods and the historical information of Valley Green Bank included in the Corporation's Current Report on Form 8-K filed with the SEC on January 7, 2015.

	Pro Forma For the Three Months Ended March 31,
(Dollars in thousands, except share data)	2015*	2014
Net interest income	$23,304	$22,906
Noninterest income	13,431	12,297
Noninterest expense	27,411	23,397
Net income	6,116	7,414
Earnings per share
Basic	0.31	0.37
Diluted	0.31	0.37
* The three months ended March 31, 2015 include integration and acquisition-related costs associated with Valley Green Bank of $1.8 million ($1.2 million, net of tax) or $0.06 diluted earnings per share on a tax affected basis.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2015 and December 31, 2014, by contractual maturity within each type:

	At March 31, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$13,067	$65	$—	$13,132	$13,088	$82	$—	$13,170
After 1 year to 5 years	37,160	416	(7)	37,569	41,259	388	(52)	41,595
	50,227	481	(7)	50,701	54,347	470	(52)	54,765
Total	$50,227	$481	$(7)	$50,701	$54,347	$470	$(52)	$54,765
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,974	$—	$(54)	$4,920	$4,972	$—	$(127)	$4,845
	4,974	—	(54)	4,920	4,972	—	(127)	4,845
U.S. government corporations and agencies:
After 1 year to 5 years	130,073	350	(74)	130,349	122,328	48	(532)	121,844
After 5 years to 10 years	4,876	103	—	4,979	—	—	—	—
	134,949	453	(74)	135,328	122,328	48	(532)	121,844
State and political subdivisions:
Within 1 year	600	—	—	600	600	2	—	602
After 1 year to 5 years	12,938	78	(27)	12,989	12,326	17	(59)	12,284
After 5 years to 10 years	51,891	1,793	(15)	53,669	49,554	1,616	(77)	51,093
Over 10 years	41,287	1,803	(16)	43,074	37,004	1,792	(1)	38,795
	106,716	3,674	(58)	110,332	99,484	3,427	(137)	102,774
Residential mortgage-backed securities:
After 1 year to 5 years	9,872	102	—	9,974	5,066	17	—	5,083
After 5 years to 10 years	—	—	—	—	4,856	—	(32)	4,824
Over 10 years	3,640	70	—	3,710	3,661	75	—	3,736
	13,512	172	—	13,684	13,583	92	(32)	13,643
Collateralized mortgage obligations:
Over 10 years	3,671	—	(50)	3,621	3,810	—	(85)	3,725
	3,671	—	(50)	3,621	3,810	—	(85)	3,725
Corporate bonds:
Within 1 year	4,999	13	—	5,012	4,998	22	—	5,020
After 1 year to 5 years	29,928	245	(55)	30,118	29,505	88	(244)	29,349
After 5 years to 10 years	20,430	120	(165)	20,385	20,442	—	(371)	20,071
	55,357	378	(220)	55,515	54,945	110	(615)	54,440
Money market mutual funds:
No stated maturity	5,706	—	—	5,706	11,675	—	—	11,675
	5,706	—	—	5,706	11,675	—	—	11,675
Equity securities:
No stated maturity	673	478	—	1,151	854	483	—	1,337
	673	478	—	1,151	854	483	—	1,337
Total	$325,558	$5,155	$(456)	$330,257	$311,651	$4,160	$(1,528)	$314,283

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at March 31, 2015 and December 31, 2014 do not represent other-than-temporary impairments.

Securities with a carrying value of $240.7 million and $230.9 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.
The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
Proceeds from sales	$271	$18,609
Gross realized gains on sales	91	142
Gross realized losses on sales	—	—
Tax expense related to net realized gains on sales	32	50
Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2015 and 2014.
At March 31, 2015 and December 31, 2014, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2015
Securities Held-to-Maturity
Corporate bonds	$—	$—	$5,005	$(7)	$5,005	$(7)
Total	$—	$—	$5,005	$(7)	$5,005	$(7)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,920	$(54)	$4,920	$(54)
U.S. government corporations and agencies	28,333	(43)	4,969	(31)	33,302	(74)
State and political subdivisions	8,215	(43)	1,336	(15)	9,551	(58)
Collateralized mortgage obligations	—	—	3,621	(50)	3,621	(50)
Corporate bonds	5,584	(166)	6,095	(54)	11,679	(220)
Total	$42,132	$(252)	$20,941	$(204)	$63,073	$(456)
At December 31, 2014
Securities Held-to-Maturity
Corporate bonds	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Total	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,845	$(127)	$4,845	$(127)
U.S. government corporations and agencies	39,607	(80)	62,140	(452)	101,747	(532)
State and political subdivisions	10,246	(31)	9,303	(106)	19,549	(137)
Residential mortgage-backed securities	4,824	(32)	—	—	4,824	(32)
Collateralized mortgage obligations	—	—	3,725	(85)	3,725	(85)
Corporate bonds	21,949	(328)	15,805	(287)	37,754	(615)
Total	$76,626	$(471)	$95,818	$(1,057)	$172,444	$(1,528)

Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At March 31, 2015			At December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total	Total
Commercial, financial and agricultural	$461,490	$29,789	$491,279	$457,827
Real estate-commercial	642,967	139,857	782,824	628,478
Real estate-construction	91,994	49,946	141,940	79,887
Real estate-residential secured for business purpose	41,897	141,398	183,295	36,932
Real estate-residential secured for personal purpose	170,430	3,839	174,269	166,850
Real estate-home equity secured for personal purpose	111,599	12,685	124,284	108,250
Loans to individuals	29,620	371	29,991	29,941
Lease financings	115,958	—	115,958	118,460
Total loans and leases held for investment, net of deferred income	$1,665,955	$377,885	$2,043,840	$1,626,625
Unearned lease income, included in the above table	$(13,114)	$—	$(13,114)	$(14,131)
Net deferred costs, included in the above table	3,163	—	3,163	3,218
Overdraft deposits included in the above table	506	27	533	50
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at March 31, 2015 totaled $377.9 million, including $1.6 million of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with ASC Topic 310-30. See Note 2, "Acquisition" for additional information.
The outstanding principal balance and carrying amount for acquired credit impaired loans at March 31, 2015 were as follows:

(Dollars in thousands)	March 31, 2015
Outstanding principal balance	$5,738
Carrying amount	1,631
Allowance for loan losses	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	Three Months Ended March 31, 2015
Beginning of period	$—
Acquisition of credit impaired loans	322
Accretable yield amortized to interest income	(35)
End of period	$287

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2015
Commercial, financial and agricultural	$2,408	$540	$3,218	$6,166	$484,742	$371	$491,279	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,831	—	1,611	3,442	778,804	578	782,824	—
Construction	—	—	5,660	5,660	136,280	—	141,940	—
Real estate—residential and home equity:
Residential secured for business purpose	803	276	785	1,864	180,812	619	183,295	679
Residential secured for personal purpose	1,582	—	352	1,934	172,332	3	174,269	—
Home equity secured for personal purpose	126	101	166	393	123,831	60	124,284	60
Loans to individuals	317	48	248	613	29,378	—	29,991	247
Lease financings	1,445	445	480	2,370	113,588	—	115,958	77
Total	$8,512	$1,410	$12,520	$22,442	$2,019,767	$1,631	$2,043,840	$1,063
At December 31, 2014
Commercial, financial and agricultural	$145	$747	$2,567	$3,459	$454,368	$—	$457,827	$—
Real estate—commercial real estate and construction:
Commercial real estate	361	913	1,163	2,437	626,041	—	628,478	—
Construction	—	405	5,525	5,930	73,957	—	79,887	—
Real estate—residential and home equity:
Residential secured for business purpose	167	56	713	936	35,996	—	36,932	—
Residential secured for personal purpose	409	604	60	1,073	165,777	—	166,850	—
Home equity secured for personal purpose	348	—	215	563	107,687	—	108,250	31
Loans to individuals	365	65	365	795	29,146	—	29,941	365
Lease financings	1,610	406	435	2,451	116,009	—	118,460	55
Total	$3,405	$3,196	$11,043	$17,644	$1,608,981	$—	$1,626,625	$451

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at March 31, 2015 and December 31, 2014:

	At March 31, 2015				At December 31, 2014
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,809	$2,363	$—	$8,172	$5,002	$2,851	$—	$7,853
Real estate—commercial real estate and construction:
Commercial real estate	4,805	2,608	—	7,413	4,413	2,618	—	7,031
Construction	5,660	—	—	5,660	5,931	—	—	5,931
Real estate—residential and home equity:
Residential secured for business purpose	1,019	350	679	2,048	915	—	—	915
Residential secured for personal purpose	802	—	—	802	512	—	—	512
Home equity secured for personal purpose	107	—	60	167	184	—	31	215
Loans to individuals	—	—	247	247	—	—	365	365
Lease financings	402	20	77	499	380	—	55	435
Total	$18,604	$5,341	$1,063	$25,008	$17,337	$5,469	$451	$23,257
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $3.5 million and $3.1 million at March 31, 2015 and December 31, 2014, respectively.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2015 and December 31, 2014.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$4,234	$—	$1,918	$—	$6,152
3. Strong	16,316	19,889	10,290	4,934	51,429
4. Satisfactory	20,654	24,463	10,011	1,235	56,363
5. Acceptable	300,971	408,148	56,128	24,218	789,465
6. Pre-watch	75,963	123,543	7,987	4,778	212,271
7. Special Mention	5,559	18,272	—	1,677	25,508
8. Substandard	37,793	48,652	5,660	5,055	97,160
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$461,490	$642,967	$91,994	$41,897	$1,238,348
At December 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,248	$—	$1,262	$—	$5,510
3. Strong	14,013	8,504	3,897	—	26,414
4. Satisfactory	23,931	30,587	8,731	339	63,588
5. Acceptable	301,425	402,719	55,111	24,535	783,790
6. Pre-watch	65,993	123,129	4,956	5,384	199,462
7. Special Mention	7,166	17,505	—	1,304	25,975
8. Substandard	41,051	46,034	5,930	5,370	98,385
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$457,827	$628,478	$79,887	$36,932	$1,203,124
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,118	$—	$—	$—	$1,118
3. Strong	—	—	—	—	—
4. Satisfactory	1,490	3,424	1,274	3,062	9,250
5. Acceptable	26,011	134,521	48,644	136,036	345,212
6. Pre-watch	316	328	—	588	1,232
7. Special Mention	285	184	—	1,093	1,562
8. Substandard	569	1,400	28	619	2,616
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$29,789	$139,857	$49,946	$141,398	$360,990
The Corporation did not have any acquired loans at December 31, 2014.

Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity
The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings. Nonperforming loans and leases are loans past due 90 days or more, loans and leases on nonaccrual of interest and troubled debt restructured loans and lease modifications. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss. Nonperforming loans and leases are loans or leases with a well-defined weakness and where collection in-full is unlikely.
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2015
Performing	$169,628	$111,432	$29,373	$115,459	$425,892
Nonperforming	802	167	247	499	1,715
Total	$170,430	$111,599	$29,620	$115,958	$427,607
At December 31, 2014
Performing	$166,338	$108,035	$29,576	$118,025	$421,974
Nonperforming	512	215	365	435	1,527
Total	$166,850	$108,250	$29,941	$118,460	$423,501

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2015
Performing	$3,836	$12,625	$371	$—	$16,832
Nonperforming	3	60	—	—	63
Total	$3,839	$12,685	$371	$—	$16,895
The Corporation did not have any acquired loans at December 31, 2014.
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
Commercial, financial and agricultural business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business. In addition, the collateral securing the loans often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.
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
In the real estate-home equity loan portfolio secured for a personal purpose, credit exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to the Corporation’s underwriting policies. Combined loan-to-value ratios are generally limited to 80%, but increased to 85% for the Corporation’s strongest profile borrower. Other credit considerations and compensating factors may support higher combined loan-to-value ratios.
Credit risk for direct consumer loans is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. These loans are included within the portfolio of loans to individuals.
The primary risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations. The Corporation has strict underwriting, review, and monitoring procedures in place to mitigate this risk. Risk also lies in the residual value of the underlying equipment. Residual values are subject to judgments as to the value of the underlying equipment that can be affected by changes in economic and market conditions and the financial viability of the residual guarantors and insurers. To the extent not guaranteed or assumed by a third party, or otherwise insured against, the Corporation bears the risk of ownership of the leased assets. This includes the risk that the actual value of the leased assets at the end of the lease term will be less than the residual value. The Corporation greatly reduces this risk primarily by using $1.00 buyout leases, in which the entire cost of the leased equipment is included in the contractual payments, leaving no residual payment at the end of the lease term.

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, for originated loans, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs	(300)	(348)	—	(31)	(184)	(230)	N/A	(1,093)
Recoveries	110	65	6	1	48	61	N/A	291
(Recovery of provision) provision	(18)	988	(101)	34	141	197	(167)	1,074
Ending balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
Three Months Ended March 31, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(1,439)	(57)	(15)	(80)	(223)	(147)	N/A	(1,961)
Recoveries	45	370	3	1	78	62	N/A	559
Provision	1,152	154	6	16	49	95	3	1,475
Ending balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567
N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$1,004	$—	$—	$—	$—	$—	N/A	$1,004
Ending balance: collectively evaluated for impairment	5,708	9,648	668	1,128	365	1,013	1,400	19,930
Total ending balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$15,124	$34,380	$3,239	$909	$—	$—		$53,652
Ending balance: collectively evaluated for impairment	446,366	700,581	38,658	281,120	29,620	115,958		1,612,303
Total ending balance	$461,490	$734,961	$41,897	$282,029	$29,620	$115,958		$1,665,955
At March 31, 2014
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$1,022	$17	$533	$—	$—	$—	N/A	$1,572
Ending balance: collectively evaluated for impairment	8,525	9,230	523	1,221	598	1,295	1,603	22,995
Total ending balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,931	$36,849	$2,629	$1,029	$2	$—		$53,440
Ending balance: collectively evaluated for impairment	435,796	647,250	34,367	245,346	36,819	107,428		1,507,006
Total ending balance	$448,727	$684,099	$36,996	$246,375	$36,821	$107,428		$1,560,446
N/A – Not applicable
Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for acquired non-impaired loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance exceeds the remaining fair value adjustment. The present value of any decreases in expected cash flows after the acquisition date of purchased impaired loans will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance. At March 31, 2015, there was no allowance for loan losses related to acquired loans.

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2015 and December 31, 2014. The impaired loans exclude loans acquired with deteriorated credit quality.

	At March 31, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$11,112	$11,778		$12,628	$13,050
Real estate—commercial real estate	28,720	29,782		29,779	30,810
Real estate—construction	5,660	6,006		5,931	6,474
Real estate—residential secured for business purpose	3,239	3,295		3,008	3,044
Real estate—residential secured for personal purpose	802	839		512	547
Real estate—home equity secured for personal purpose	107	107		184	184
Total impaired loans with no allowance recorded	$49,640	$51,807		$52,042	$54,109
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$4,012	$4,017	$1,004	$3,933	$3,935	$920
Real estate—commercial real estate	—	—	—	216	216	78
Total impaired loans with an allowance recorded	$4,012	$4,017	$1,004	$4,149	$4,151	$998

	At March 31, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Commercial, financial and agricultural	$15,124	$15,795	$1,004	$16,561	$16,985	$920
Real estate—commercial real estate	28,720	29,782	—	29,995	31,026	78
Real estate—construction	5,660	6,006	—	5,931	6,474	—
Real estate—residential secured for business purpose	3,239	3,295	—	3,008	3,044	—
Real estate—residential secured for personal purpose	802	839	—	512	547	—
Real estate—home equity secured for personal purpose	107	107	—	184	184	—
Total impaired loans	$53,652	$55,824	$1,004	$56,191	$58,260	$998
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $30.1 million and $33.8 million at March 31, 2015 and December 31, 2014, respectively. Specific reserves on other accruing impaired loans were $428 thousand and $476 thousand at March 31, 2015 and December 31, 2014, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$16,094	$142	$87	$14,075	$127	$65
Real estate—commercial real estate	29,124	320	83	25,957	282	94
Real estate—construction	5,748	—	77	12,500	42	124
Real estate—residential secured for business purpose	3,183	29	16	2,058	16	20
Real estate—residential secured for personal purpose	584	—	13	1,029	—	14
Real estate—home equity secured for personal purpose	165	—	3	77	—	1
Loans to individuals	—	—	—	10	—	—
Total	$54,898	$491	$279	$55,706	$467	$318

*
Includes interest income recognized on a cash basis for nonaccrual loans of $4 thousand and $23 thousand for the three months ended March 31, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $487 thousand and $444 thousand for the three months ended March 31, 2015 and 2014, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	$143	$—	—	$—	$—	$—
Real estate—residential secured for business purpose	1	353	353	—	—	—	—	—
Total	2	$496	$496	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	$122	$—	—	$—	$—	$—
Real estate—commercial real estate	—	—	—	—	1	50	50	—
Real estate—residential secured for business purpose	—	—	—	—	2	688	688	—
Total	1	$122	$122	$—	3	$738	$738	$—

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
The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2015 and 2014.

	Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended March 31, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—	—	$—	1	$143
Real estate—residential secured for business purpose	1	353	—	—	—	—	1	353
Total	2	$496	—	$—	—	$—	2	$496
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	—	$—	—	$—	1	$122
Total	1	$122	—	$—	—	$—	1	$122
Three Months Ended March 31, 2014
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$50	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	1	55	1	633	2	688
Total	—	$—	2	$105	1	$633	3	$738

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$200	—	$—
Total	2	$200	—	$—

As a result of payment defaults during the first quarter of 2015, commercial accruing troubled debt restructured loans totaling $200 thousand were placed on nonaccrual of interest status and subsequently charged-off.
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Real estate-residential secured for personal purpose	$354	$62
Real estate-home equity secured for personal purpose	166	—
Total	$520	$62
The Corporation held no foreclosed consumer residential real estate property at March 31, 2015 and December 31, 2014.

Note 5. Mortgage Servicing Rights
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $6.8 million and $6.9 million at March 31, 2015 and December 31, 2014, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2015, and December 31, 2014.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Beginning of period	$5,509	$5,519
Servicing rights capitalized	382	123
Amortization of servicing rights	(368)	(243)
Changes in valuation allowance	—	7
End of period	$5,523	$5,406
Mortgage loans serviced for others	$809,342	$753,561
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Valuation allowance, beginning of period	$—	$(250)
Additions	—	—
Reductions	—	7
Direct write-downs	—	—
Valuation allowance, end of period	$—	$(243)
The estimated amortization expense of mortgage servicing rights for the remainder of 2015 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2015		$718
2016		847
2017		709
2018		590
2019		489
Thereafter		2,170
Note 6. Income Taxes
At March 31, 2015 and December 31, 2014, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At March 31, 2015, the Corporation’s tax years 2011 through 2014 remain subject to federal examination as well as examination by state taxing jurisdictions.
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
The Corporation sponsors a Supplemental Non-Qualified Pension Plan which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired.
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2015	2014	2015	2014
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$193	$136	$15	$19
Interest cost	488	475	28	36
Expected return on plan assets	(756)	(745)	—	—
Amortization of net actuarial loss	328	161	13	3
Accretion of prior service cost	(70)	(70)	—	(5)
Net periodic benefit cost (income)	$183	$(43)	$56	$53

The Corporation previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make contributions of $166 thousand to its non-qualified retirement plans and $113 thousand to its other postretirement benefit plans in 2015. During the three months ended March 31, 2015, the Corporation contributed $58 thousand to its non-qualified retirement plans and $23 thousand to its other postretirement plans. During the three months ended March 31, 2015, $561 thousand has been paid to participants from the retirement plans and $23 thousand has been paid to participants from the other postretirement plans.
Note 8. Subordinated Debt
On March 30, 2015, the Corporation completed the issuance of $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") due 2025 in a private placement transaction to institutional accredited investors.
The net proceeds of the offering, which approximated $49 million, increased regulatory capital and will be used for general corporate purposes and to support both organic growth as well as acquisitions, should such opportunities arise. The debt issuance costs are included a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.
The Notes bear interest at an annual fixed rate of 5.10% from the date of issuance until March 30, 2020, or any early redemption date, with the first interest payment on the Notes occurring on September 30, 2015 and semi-annually thereafter each March 30 and September 30 until March 30, 2020. Thereafter, the Notes will bear interest at an annual rate equal to the three-month LIBOR rate plus 3.544% until March 30, 2025, or any early redemption date, payable quarterly on each March 30, June 30, September 30 and December 30. Beginning with the interest payment date of March 30, 2020, the Corporation has the option, subject to approval of the Federal Reserve Board, to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.
In conjunction with the issuance, the Corporation requested that Kroll Bond Rating Agency (“KBRA”) assign a senior unsecured debt rating, a subordinated debt rating and a short-term rating to the Corporation and a deposit rating and short-term rating to the Bank. As such, KBRA assigned the Corporation a senior unsecured debt rating of BBB+, a subordinated debt rating of BBB and a short-term rating of K2. In addition, KBRA assigned a deposit rating of A- and a short-term rating of K2 to the Bank. The outlook on all ratings is stable.

Note 9. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2015	2014
Numerator for basic and diluted earnings per share—income available to common shareholders	$6,116	$5,726
Denominator for basic earnings per share—weighted-average shares outstanding	19,951	16,256
Effect of dilutive securities—employee stock options and awards	100	98
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	20,051	16,354
Basic earnings per share	$0.31	$0.35
Diluted earnings per share	$0.31	$0.35
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	562	488

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	1,344	(219)	175	1,300
Balance, March 31, 2015	$3,055	$(376)	$(15,841)	$(13,162)
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	1,695	—	58	1,753
Balance, March 31, 2014	$223	$—	$(8,425)	$(8,202)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$91	$142	Net gain on sales of investment securities
	91	142	Total before tax
	(32)	(50)	Tax expense
	$59	$92	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(341)	$(164)
Accretion of prior service cost included in net periodic pension costs*	70	75
	(271)	(89)	Total before tax
	96	31	Tax benefit
	$(175)	$(58)	Net of tax

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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR with a maturity date of November 1, 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness in 2015, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified to interest expense within the next twelve months.
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At March 31, 2015, the notional amount of the cash flow hedge was $19.8 million, with a negative fair value of $578 thousand. The Corporation has pledged $750 thousand to the counteryparty as collateral for the negative fair value.
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2015
Interest rate locks with customers	$38,674	Other Assets	$1,236		$—
Forward loan sale commitments	44,124		—	Other Liabilities	168
Total	$82,798		$1,236		$168
At December 31, 2014
Interest rate locks with customers	$27,007	Other Assets	$788		$—
Forward loan sale commitments	30,537		—	Other Liabilities	112
Total	$57,544		$788		$112

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2015
Interest rate swap - cash flow hedge	$19,778		$—	Other liabilities	$578
Total	$19,778		$—		$578
At December 31, 2014
Interest rate swap - cash flow hedge	$19,945		$—	Other Liabilities	$241
Total	$19,945		$—		$241

For the three months ended March 31, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Interest rate locks with customers	Net gain on mortgage banking activities	$449	$98
Forward loan sale commitments	Net loss on mortgage banking activities	(56)	(13)
Total		$393	$85

For the three months ended March 31, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Interest rate swap—cash flow hedge—interest payments	Interest expense	96	—
Net loss		$(96)	$—
The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments for the periods indicated:

	Accumulated Other Comprehensive (Loss) Income	Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(376)	$—
Total		$(376)	$—

Note 12. Fair Value Disclosures
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that the market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting period.
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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at March 31, 2015.
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

Contingent Consideration Liability
The Corporation estimates the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The estimated fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change in the discount rate or change of estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability will be recorded through noninterest expense, unless due to changes in the original assumptions utilized at the time the acquisition closes and identified during the measurement period in accordance with ASC Topic 805. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a lower estimated fair value of the contingent consideration liability.
For the Sterner Insurance Associates acquisition, the potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $5.7 million over the three-year period ending June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, during the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.4 million.
For the Girard Partners acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $13.8 million cumulative over the four -year period ending December 31, 2018.
For the John T. Fretz Insurance Agency acquisition, the remaining potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $620 thousand cumulative over the two-year period ending April 30, 2016.
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflected that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of March 31, 2015, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.
The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, classified using the fair value hierarchy:

	At March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,920	$—	$—	$4,920
U.S. government corporations and agencies	—	135,328	—	135,328
State and political subdivisions	—	110,332	—	110,332
Residential mortgage-backed securities	—	13,684	—	13,684
Collateralized mortgage obligations	—	3,621	—	3,621
Corporate bonds	—	55,515	—	55,515
Money market mutual funds	5,706	—	—	5,706
Equity securities	1,151	—	—	1,151
Total available-for-sale securities	11,777	318,480	—	330,257
Interest rate locks with customers	—	1,236	—	1,236
Total assets	$11,777	$319,716	$—	$331,493
Liabilities:
Contingent consideration liability	$—	$—	$7,416	$7,416
Interest rate swap	—	578	—	578
Forward loan sale commitments	—	168	—	168
Total liabilities	$—	$746	$7,416	$8,162

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,845	$—	$—	$4,845
U.S. government corporations and agencies	—	121,844	—	121,844
State and political subdivisions	—	102,774	—	102,774
Residential mortgage-backed securities	—	13,643	—	13,643
Collateralized mortgage obligations	—	3,725	—	3,725
Corporate bonds	—	54,440	—	54,440
Money market mutual funds	11,675	—	—	11,675
Equity securities	1,337	—	—	1,337
Total available-for-sale securities	17,857	296,426	—	314,283
Interest rate locks with customers	—	788	—	788
Total assets	$17,857	$297,214	$—	$315,071
Liabilities:
Contingent consideration liability	$—	$—	$6,541	$6,541
Interest rate swap	—	241	—	241
Forward loan sale commitments	—	112	—	112
Total liabilities	$—	$353	$6,541	$6,894
At March 31, 2015 and December 31, 2014, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2015
Sterner Insurance Associates	$680	$1,424	$—	$24	$2,128
Girard Partners	5,503	—	620	34	4,917
John T. Fretz Insurance Agency	358	—	—	13	371
Total contingent consideration liability	$6,541	$1,424	$620	$71	$7,416

	Three Months Ended March 31, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2014
Girard Partners	$—	$5,469	$—	$189	$5,658
John T. Fretz Insurance Agency	501	—	—	125	626
Total contingent consideration liability	$501	$5,469	$—	$314	$6,284
*Includes adjustments during the measurement period in accordance with ASC Topic 805.

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	At March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$52,648	$52,648
Total	$—	$—	$52,648	$52,648

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,193	$55,193
Total	$—	$—	$55,193	$55,193

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2015 and December 31, 2014. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$68,778	$—	$—	$68,778	$68,778
Held-to-maturity securities	—	50,701	—	50,701	50,227
Loans held for sale	—	5,621	—	5,621	5,479
Net loans and leases held for investment	—	—	1,987,360	1,987,360	1,970,727
Mortgage servicing rights	—	—	6,767	6,767	5,523
Other real estate owned	—	955	—	955	955
Total assets	$68,778	$57,277	$1,994,127	$2,120,182	$2,101,689
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,802,348	$—	$—	$1,802,348	$1,802,348
Time deposits	—	455,188	—	455,188	452,486
Total deposits	1,802,348	455,188	—	2,257,536	2,254,834
Short-term borrowings	—	39,248	—	39,248	42,153
Subordinated notes	—	50,000	—	50,000	49,270
Total liabilities	$1,802,348	$544,436	$—	$2,346,784	$2,346,257
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,438)	$—	$(1,438)	$—

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,565	$—	$—	$38,565	$38,565
Held-to-maturity securities	—	54,765	—	54,765	54,347
Loans held for sale	—	3,374	—	3,374	3,302
Net loans and leases held for investment	—	—	1,555,033	1,555,033	1,550,770
Mortgage servicing rights	—	—	6,941	6,941	5,509
Other real estate owned	—	955	—	955	955
Total assets	$38,565	$59,094	$1,561,974	$1,659,633	$1,653,448
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,608,748	$—	$—	$1,608,748	$1,608,748
Time deposits	—	254,224	—	254,224	252,593
Total deposits	1,608,748	254,224	—	1,862,972	1,861,341
Short-term borrowings	—	38,631	—	38,631	41,974
Total liabilities	$1,608,748	$292,855	$—	$1,901,603	$1,903,315
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,420)	$—	$(1,420)	$—

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:
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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2015 and December 31, 2014.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2015, impaired loans held for investment had a carrying amount of $53.7 million with a valuation allowance of $1.0 million. At December 31, 2014, impaired loans held for investment had a carrying amount of $56.2 million with a valuation allowance of $998 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2015 and December 31, 2014, mortgage servicing rights had a carrying amount of $5.5 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2015, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned is estimated based upon the appraised value less costs to sell. The real estate is stated at an amount equal to the loan balance prior to foreclosure, plus costs incurred for improvements to the property but no more than the fair value of the property, less estimated costs to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy.
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
Subordinated Notes: The fair value of the subordinated notes are estimated by discounting the principal balance using the treasury yield curve for the term to the call date as the Corporation has the option to call the subordinated notes. The subordinated notes are classified within Level 2 in the fair value hierarchy.
Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are classified within Level 2 in the fair value hierarchy.

Note 13. Segment Reporting
At March 31, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At March 31, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment. Prior to 2014, the Corporation had only one reportable segment, Community Banking. During 2014, the Corporation acquired Girard Partners and Sterner Insurance and realigned the investment and trust operations into its Wealth Management Reporting unit; this resulted in the three reportable segments of Banking, Wealth Management and Insurance.
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
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2015 and 2014. Prior period information is shown for comparative purposes as if the realignment of Wealth Management occurred at the beginning of each period.

	As of and for the
	Three Months Ended March 31, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$24,730	$—	$—	$8	$24,738
Interest expense	1,427	—	—	7	1,434
Net interest income	23,303	—	—	1	23,304
Provision for loan and lease losses	1,074	—	—	—	1,074
Noninterest income	4,450	4,624	4,255	102	13,431
Noninterest expense*	20,647	3,686	3,299	(221)	27,411
Income before income taxes	6,032	938	956	324	8,250
Income taxes	1,201	374	399	160	2,134
Net income	$4,831	$564	$557	$164	$6,116
Total assets	$2,680,245	$29,993	$24,447	$22,810	$2,757,495
Capital expenditures	$3,591	$8	$42	$73	$3,714

	As of and for the
	Three Months Ended March 31, 2014
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$18,937	$—	$—	$9	$18,946
Interest expense	1,000	—	—	(2)	998
Net interest income	17,937	—	—	11	17,948
Provision for loan and lease losses	1,475	—	—	—	1,475
Noninterest income	3,645	4,990	3,472	34	12,141
Noninterest expense*	15,535	3,390	2,563	(605)	20,883
Income before income taxes	4,572	1,600	909	650	7,731
Income taxes	758	604	381	262	2,005
Net income	$3,814	$996	$528	$388	$5,726
Total assets	$2,129,012	$33,298	$20,330	$18,554	$2,201,194
Capital expenditures	$456	$35	$9	$32	$532
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2014 Annual Report on Form 10-K.
General
Univest Corporation of Pennsylvania (the Corporation), is a Bank Holding Company owning all of the capital stock of Univest Bank and Trust Co. (the Bank).
The Bank is engaged in the general commercial and consumer banking business and provides a full range of banking and trust services to customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout the Bank's markets of operation.

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2015	2014	Amount	Percent
Net income	$6,116	$5,726	$390	7%
Net income per share:
Basic	$0.31	$0.35	$(0.04)	(11)
Diluted	0.31	0.35	(0.04)	(11)
Return on average assets	0.92%	1.07%	(15 BP)	(14)
Return on average equity	6.85%	8.22%	(137 BP)	(17)

The Corporation reported net income of $6.1 million or $0.31 diluted earnings per share for the quarter ended March 31, 2015, a 7% increase from reported net income of $5.7 million or $0.35 diluted earnings per share for the quarter ended March 31, 2014. The results for the quarter ended March 31, 2015 included integration and acquisition-related costs associated with Valley Green Bank of $1.8 million ($1.2 million, net of tax) or $0.06 diluted earnings per share on a tax affected basis. The current quarter is the first reporting period reflecting financial results inclusive of the Valley Green Bank acquisition which the Corporation completed on January 1, 2015. On April 13, 2015, the Bank completed the Valley Green Bank system conversion, moving all operations to the Bank.
Net interest income on a tax-equivalent basis for the three months ended March 31, 2015 was $24.6 million, an increase of $5.4 million or 28% compared to the same period in 2014. The net interest margin on a tax-equivalent basis for the first quarter of 2015 was 4.12%, an increase of 16 basis points compared to 3.96% for the first quarter of 2014. The increases in the net interest income and the net interest margin were mainly due to the acquisition of Valley Green Bank.
The provision for loan and lease losses for the three months ended March 31, 2015 was $1.1 million, a decrease of $401 thousand compared to the same period in 2014.
Noninterest income for the three months ended March 31, 2015 was $13.4 million, an increase of $1.3 million, or 11% from the same period in the prior year. Non-interest expense for the three months ended March 31, 2015 was $27.4 million, an increase of $6.5 million, or 31% from the same period in the prior year. Non-interest expense was impacted by the acquisition of Valley Green Bank which included integration and acquisition-related costs totaling $1.8 million and additional expenses related to staffing, branch offices and operations.
Gross loans and leases held for investment increased $417.2 million, or 26% from December 31, 2014, which included $381.7 million of loans acquired from Valley Green Bank. Deposits increased $393.5 million, or 21% from December 31, 2014, which included $385.9 million of deposits acquired from Valley Green Bank.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications were $18.6 million at March 31, 2015 compared to $17.3 million at December 31, 2014 and $19.3 million at March 31, 2014. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 0.91% at March 31, 2015 compared to 1.07% at December 31, 2014 and 1.24% at March 31, 2014. Net loan and lease charge-offs were $802 thousand for the three months ended March 31, 2015 compared to $1.4 million for the same periods in 2014.
On March 30, 2015, the Corporation completed the issuance of $50 million in aggregate principal amount fixed-to-floating rate subordinated notes in a private placement transaction to institutional accredited investors. The subordinated notes have a five-year fixed rate of 5.10% and thereafter a floating rate of three-month LIBOR plus 3.544% reset quarterly until the maturity date of March 30, 2025, or any early redemption date. The net proceeds of the offering, which approximated $49 million, increased regulatory capital and will be used for general corporate purposes and to support both organic growth as well as acquisitions, should such opportunities arise. In conjunction with the issuance, the Corporation requested that Kroll Bond Rating Agency (“KBRA”) assign a senior unsecured debt rating, a subordinated debt rating and a short-term rating to the Corporation and a deposit rating and short-term rating to the Bank. As such, KBRA assigned the Corporation a senior unsecured debt rating of BBB+, a subordinated debt rating of BBB and a short-term rating of K2. In addition, KBRA assigned a deposit rating of A- and a short-term rating of K2 to the Bank. The outlook on all ratings is stable.

Capital
The Corporation and the Bank continue to remain well-capitalized at March 31, 2015. The Corporation and the Bank adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules. Total risk-based capital at March 31, 2015 under Basel III and inclusive of the Valley Green Bank acquisition was 13.26% for the Corporation and 12.82% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
During the quarter, the Corporation repurchased 238,046 shares of common stock at a cost of $4.6 million under the Corporation's Board approved share repurchase program. Shares available for future repurchases under the plan totaled 450,957 at March 31, 2015. Total shares outstanding at March 31, 2015 were 19,820,824.
Valley Green Bank Acquisition

On January 1, 2015, the Corporation completed the acquisition of Valley Green Bank. The merger of Valley Green Bank with and into the Bank was effected pursuant to the terms and conditions of the Agreement and Plan of Merger (Merger Agreement) dated June 17, 2014. Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green operated three full- service banking offices and two administrative offices for loan production in the greater Philadelphia marketplace. With the assumption of Valley Green Bank’s three branches and two administrative offices for loan production in the Philadelphia marketplace, the Corporation entered a new small business and consumer market and expanded its existing lending network within southeastern Pennsylvania.
The acquisition was an all-stock transaction with an aggregate value of approximately $77 million with the issuance of 3,787,866 shares of the Corporation's common stock to the former shareholders of Valley Green Bank.
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $426 million, which included $382 million in loans at January 1, 2015. The fair value of liabilities assumed was $390 million which included $386 million in deposits at January 1, 2015. As a result of the Valley Green Bank acquisition, the Corporation recorded goodwill of $43.0 million and a core deposit intangible of $1.5 million. The fair value estimates are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.
Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.
The Corporation earns revenues primarily from the margins and fees generated from lending and depository services to customers as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting exposure to credit and interest rate risk to Board of Directors approved levels. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a liability sensitive position from both a maturity perspective and from a repricing perspective, as interest rates remain at historically low levels. Despite being liability sensitive, the Corporation projects increased net interest income in rising rate scenarios as the magnitude of the asset pricing change exceeds the liability pricing change.
The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. The Corporation plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and investment providers for the financial services business. The Corporation has taken initiatives to achieve its business objectives by acquiring banks and other financial service providers in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for customers, and by using technology to ensure that the needs of customers are understood and satisfied.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2015 and 2014. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three months ended March 31, 2015 versus 2014
Net interest income on a tax-equivalent basis for the three months ended March 31, 2015 was $24.6 million, an increase of $5.4 million or 28% from the same period in 2014. The tax-equivalent net interest margin for the three months ended March 31, 2015 increased 16 basis points to 4.12% from 3.96% for the three months ended March 31, 2014. The increases in the first quarter net interest income and net interest margin were mainly due to the impact of the Valley Green Bank acquisition which includes a full quarter of average net interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments was 8 basis points).

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$9,135	$5	0.22%	$25,403	$14	0.22%
U.S. government obligations	139,965	379	1.10	131,302	331	1.02
Obligations of states and political subdivisions	104,620	1,322	5.12	107,756	1,456	5.48
Other debt and equity securities	136,423	655	1.95	151,572	720	1.93
Federal funds sold	6,591	2	0.12	—	—	—
Total interest-earning deposits, investments and federal funds sold	396,734	2,363	2.42	416,033	2,521	2.46
Commercial, financial and agricultural loans	422,817	4,249	4.08	392,173	3,898	4.03
Real estate—commercial and construction loans	821,902	9,631	4.75	591,064	6,505	4.46
Real estate—residential loans	473,142	5,384	4.61	282,002	2,941	4.23
Loans to individuals	30,622	407	5.39	38,646	584	6.13
Municipal loans and leases	203,999	2,437	4.84	175,149	2,121	4.91
Lease financings	71,353	1,583	9.00	71,312	1,632	9.28
Gross loans and leases	2,023,835	23,691	4.75	1,550,346	17,681	4.63
Total interest-earning assets	2,420,569	26,054	4.37	1,966,379	20,202	4.17
Cash and due from banks	30,203			29,949
Reserve for loan and lease losses	(21,088)			(25,326)
Premises and equipment, net	40,568			34,250
Other assets	221,261			167,299
Total assets	$2,691,513			$2,172,551
Liabilities:
Interest-bearing checking deposits	$345,884	46	0.05	$313,666	43	0.06
Money market savings	375,521	280	0.30	289,101	67	0.09
Regular savings	563,037	122	0.09	543,107	79	0.06
Time deposits	461,374	969	0.85	268,952	803	1.21
Total time and interest-bearing deposits	1,745,816	1,417	0.33	1,414,826	992	0.28
Short-term borrowings	46,837	10	0.09	39,631	6	0.06
Subordinated notes*	1,096	7	2.59	—	—	—
Total borrowings	47,933	17	0.14	39,631	6	0.06
Total interest-bearing liabilities	1,793,749	1,434	0.32	1,454,457	998	0.28
Noninterest-bearing deposits	492,014			408,763
Accrued expenses and other liabilities	43,625			26,757
Total liabilities	2,329,388			1,889,977
Shareholders’ Equity:
Common stock	110,271			91,332
Additional paid-in capital	120,159			61,774
Retained earnings and other equity	131,695			129,468
Total shareholders’ equity	362,125			282,574
Total liabilities and shareholders’ equity	$2,691,513			$2,172,551
Net interest income		$24,620			$19,204
Net interest spread			4.05			3.89
Effect of net interest-free funding sources			0.07			0.07
Net interest margin			4.12%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.94%			135.20%
* The interest rate on subordinated notes is calculated on a 30/360 day basis at a rate of 5.10%.

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended March 31, 2015 and 2014 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended March 31, 2015 Versus 2014
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(9)	$—	$(9)
U.S. government obligations	22	26	48
Obligations of states and political subdivisions	(41)	(93)	(134)
Other debt and equity securities	(72)	7	(65)
Federal funds sold	2	—	2
Interest on deposits, investments and federal funds sold	(98)	(60)	(158)
Commercial, financial and agricultural loans	303	48	351
Real estate—commercial and construction loans	2,680	446	3,126
Real estate—residential loans	2,157	286	2,443
Loans to individuals	(112)	(65)	(177)
Municipal loans and leases	346	(30)	316
Lease financings	1	(50)	(49)
Interest and fees on loans and leases	5,375	635	6,010
Total interest income	5,277	575	5,852
Interest expense:
Interest-bearing checking deposits	7	(4)	3
Money market savings	24	189	213
Regular savings	3	40	43
Time deposits	455	(289)	166
Interest on time and interest-bearing deposits	489	(64)	425
Short-term borrowings	1	3	4
Subordinated notes	7	—	7
Interest on borrowings	8	3	11
Total interest expense	497	(61)	436
Net interest income	$4,780	$636	$5,416

Interest Income
Three months ended March 31, 2015 versus 2014
Interest income on a tax-equivalent basis for the three months ended March 31, 2015 was $26.1 million, an increase of $5.9 million, or 29% from the same period in 2014. The increase was mainly due to the impact of the Valley Green Bank acquisition which included a full quarter of average interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest-earning assets was 6 basis points). Excluding the impact of the Valley Green Bank acquisition, interest income for the three months ended March 31, 2015 was consistent with the same period in the prior year. Growth in commercial real estate, residential real estate and municipal loans and leases was mostly offset by decreases in loan interest rates due to re-pricing and the competitive environment.

Interest Expense
Three months ended March 31, 2015 versus 2014
Interest expense for the three months ended March 31, 2015 was $1.4 million, an increase of $436 thousand, or 44% from the same period in 2014. The increase was mainly due to the impact of the Valley Green Bank acquisition which included a full quarter of average interest-bearing liabilities assumed and the net amortization of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest-bearing liabilities was 4 basis points). Excluding the impact of the Valley Green Bank acquisition, interest expense for the three months ended March 31, 2015 was consistent with the same period in the prior year.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses was $1.1 million for the three months ended March 31, 2015 compared to $1.5 million for the three months ended March 31 2014.
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
The following table presents noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	Amount	Percent
Trust fee income	$1,820	$1,899	$(79)	(4)%
Service charges on deposit accounts	1,063	1,014	49	5
Investment advisory commission and fee income	2,763	3,049	(286)	(9)
Insurance commission and fee income	4,146	3,332	814	24
Other service fee income	1,598	1,807	(209)	(12)
Bank owned life insurance income	353	378	(25)	(7)
Net gain on sales of investment securities	91	142	(51)	(36)
Net gain on mortgage banking activities	1,258	349	909	N/M
Other income	339	171	168	98
Total noninterest income	$13,431	$12,141	$1,290	11%

Three months ended March 31, 2015 versus 2014
Noninterest income for the three months ended March 31, 2015 was $13.4 million, an increase of $1.3 million or 11% from the same period in the prior year. Insurance commission and fee income increased $814 thousand for the three months ended March 31, 2015, primarily due to the acquisition of Sterner Insurance on July 1, 2014. The net gain on mortgage banking activities increased $909 thousand for the three months ended March 31, 2015 mainly due to an increase in purchase volume. Funded first mortgage volume for the three months ended March 31, 2015 increased $30.1 million or 174% compared to 2014. These favorable increases were partially offset by a $286 thousand decline in investment advisory commission and fee income related to the fourth quarter of 2014 divestiture of approximately $375 million in marginally profitable assets under the supervision of independent consultants.
Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, professional services expenses and integration and acquisition-related costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
The following table presents noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	Amount	Percent
Salaries and benefits	$13,314	$10,671	$2,643	25%
Commissions	1,814	1,590	224	14
Net occupancy	2,358	1,754	604	34
Equipment	1,689	1,334	355	27
Professional fees	807	809	(2)	—
Marketing and advertising	360	361	(1)	—
Deposit insurance premiums	412	379	33	9
Intangible expenses	786	760	26	3
Acquisition-related costs	466	43	423	N/M
Integration costs	1,374	—	1,374	N/M
Other expense	4,031	3,182	849	27
Total noninterest expense	$27,411	$20,883	$6,528	31%
Three months ended March 31, 2015 versus 2014
Noninterest expense for the three months ended March 31, 2015 was $27.4 million, an increase of $6.5 million or 31% from the same period in the prior year. Non-interest expense for the three months ended March 31, 2015 was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $1.8 million and additional expenses related to staffing, branch offices and operations. Salaries and benefit expense increased $2.6 million primarily attributable to the Valley Green Bank and Sterner Insurance acquisitions. Premises and equipment expenses increased $959 thousand mainly due to the Valley Green Bank acquisition and increased investments in computer equipment and software. Commission expense increased $224 thousand mostly due to the increase in mortgage banking volume.

Tax Provision
The provision for income taxes for the three months ended March 31, 2015 and 2014 was $2.1 million and $2.0 million at effective rates of approximately 26% for both periods. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At March 31, 2015	At December 31, 2014	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$77,121	$38,565	$38,556	N/M
Investment securities	380,484	368,630	11,854	3
Loans held for sale	5,479	3,302	2,177	66
Loans and leases held for investment	2,043,840	1,626,625	417,215	26
Reserve for loan and lease losses	(20,934)	(20,662)	(272)	(1)
Premises and equipment, net	40,244	37,009	3,235	9
Goodwill and other intangibles, net	125,983	79,897	46,086	58
Bank owned life insurance	62,618	62,265	353	1
Accrued interest receivable and other assets	42,660	39,690	2,970	7
Total assets	$2,757,495	$2,235,321	$522,174	23%
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
Total investments at March 31, 2015 increased $11.9 million from December 31, 2014. Securities acquired from Valley Green Bank and purchases of $27.9 million and increases in the fair value of available-for-sale investment securities of $2.1 million were partially offset by sales of $271 thousand, maturities and pay-downs of $14.4 million, and calls of $3.2 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2015.
Loans and Leases
Gross loans and leases held for investment at March 31, 2015 increased $417.2 million from December 31, 2014, which included $381.7 million of loans acquired from Valley Green Bank. Organic loan growth was 2% (8% annualized) from December 31, 2014. The growth in loans was primarily in commercial real estate loans and residential real estate loans.
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

At March 31, 2015, the recorded investment in loans held for investment that were considered to be impaired was $53.7 million. The related reserve for loan losses was $1.0 million. At December 31, 2014, the recorded investment in loans that were considered to be impaired was $56.2 million. The related reserve for loan losses was $998 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the three months ended March 31, 2015 and 2014, additional interest income that would have been recognized under the original terms for impaired loans was $279 thousand and $318 thousand. Interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014 was $491 thousand and $467 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate, construction and business loans. Impaired loans at March 31, 2015 included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a March 31, 2015 balance of $5.3 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand and was sold during the third quarter of 2014 for a pre-tax loss of $7 thousand. This credit incurred charge-offs of $3.8 million during 2014 primarily attributable to updated assessments of residential building lots securing the loans. There is no specific allowance on the remaining credit as the credit was secured with sufficient estimated collateral. The borrower does not have the resources to develop these properties; therefore, the properties must be sold. Other real estate owned was $1.0 million at March 31, 2015 and December 31, 2014, for which an agreement of sale was entered into during the fourth quarter of 2014.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014	At March 31, 2014
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$5,809	$5,002	$3,155
Real estate—commercial	4,805	4,413	4,590
Real estate—construction	5,660	5,931	9,153
Real estate—residential	1,928	1,611	2,108
Loans to individuals	—	—	2
Lease financings	402	380	279
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	18,604	17,337	19,287
Accruing troubled debt restructured loans and lease modifications not included in the above	5,341	5,469	7,036
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	—	15
Real estate—residential	739	31	312
Loans to individuals	247	365	206
Lease financings	77	55	48
Total accruing loans and leases, 90 days or more past due	1,063	451	581
Total non-performing loans and leases	25,008	23,257	26,904
Other real estate owned	955	955	1,650
Total nonperforming assets	$25,963	$24,212	$28,554
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.91%	1.07%	1.24%
Nonperforming loans and leases / loans and leases held for investment	1.22	1.43	1.72
Nonperforming assets / total assets	0.94	1.09	1.30
Allowance for loan and lease losses / loans and leases held for investment	1.02	1.27	1.57
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	1.26	1.27	1.57
Allowance for loan and lease losses / nonaccrual loans and leases	112.52	119.18	127.38
Allowance for loan and lease losses / nonperforming loans and leases	83.71	88.84	91.31
Allowance for loan and lease losses	$20,934	$20,662	$24,567
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$3,489	$3,104	$2,268
Acquired credit impaired loans	$1,631	$—	$—

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014	At March 31, 2014
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$18,604	$17,337	$19,287
Nonaccrual loans and leases with partial charge-offs	6,018	6,465	7,456
Life-to-date partial charge-offs on nonaccrual loans and leases	2,490	1,831	4,270
Charge-off rate of nonaccrual loans and leases with partial charge-offs	29.3%	22.1%	36.4%
Specific reserves on impaired loans	$1,004	$998	$1,572

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at March 31, 2015 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $336 thousand and $338 thousand at March 31, 2015 and December 31, 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $948 thousand and $684 thousand for the three months ended March 31, 2015 and 2014, respectively. The Corporation also has goodwill with a net carrying value of $112.1 million at March 31, 2015 and $67.7 million at December 31, 2014, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $44.4 million was related to the Valley Green and Sterner acquisitions. The Corporation recorded $43.0 million related to the Valley Green acquisition completed on January 1, 2015. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, during the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.4 million.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2015 and 2014. Since the last annual impairment analysis during 2014, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Other Assets
At March 31, 2015 and December 31, 2014, the Bank held $5.6 million and $3.3 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. In the first quarter of 2015, the Bank purchased an additional $2.3 million of Federal Reserve Bank stock due to the increase of capital with the acquisition of Valley Green Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $1.9 million at March 31, 2015 and $1.1 million at December 31, 2014. Additionally, the FHLB might require its members to increase capital stock requirements. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at March 31, 2015, the FHLB stock is recorded at cost.
Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014	Change
			Amount	Percent
Deposits	$2,254,834	$1,861,341	$393,493	21%
Short-term borrowings	42,153	41,974	179	—
Long-term borrowings	49,270	—	49,270	N/M
Accrued interest payable and other liabilities	50,844	47,452	3,392	7
Total liabilities	$2,397,101	$1,950,767	$446,334	23%

Deposits
Total deposits increased $393.5 million or 21% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank.
Borrowings
Short-term borrowings at March 31, 2015, consisted of customer repurchase agreements on an overnight basis totaling $42.2 million. Long-term borrowings at March 31, 2015 consisted of $50.0 million in aggregate principal amount subordinated notes issued by the Corporation in a private placement transaction to institutional accredited investors with net proceeds of $49.3 million.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014	Change
			Amount	Percent
Common stock	$110,271	$91,332	$18,939	21%
Additional paid-in capital	120,118	62,980	57,138	91
Retained earnings	183,976	181,851	2,125	1
Accumulated other comprehensive loss	(13,162)	(14,462)	1,300	9
Treasury stock	(40,809)	(37,147)	(3,662)	(10)
Total shareholders’ equity	$360,394	$284,554	$75,840	27%

The increase in shareholder's equity at March 31, 2015 of $75.8 million from December 31, 2014 was primarily related to the issuance of common stock of $18.9 million and additional paid-in capital of $57.7 million for the acquisition of Valley Green Bank. Retained earnings at March 31, 2015 were impacted by the three months of net income of $6.1 million partially offset by cash dividends declared of $4.0 million. Accumulated other comprehensive loss decreased primarily due to increases in the fair value of available-for-sale investment securities. Treasury stock increased primarily due to the purchase of 238,046 treasury shares, totaling $4.6 million under the Corporation's 2013 Board approved share repurchase program partially offset by the issuance of restricted stock.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined), or leverage ratio.

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity Tier 1 calculations. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. Total risk-based capital at March 31, 2015 under Basel III and inclusive of the Valley Green Bank acquisition was 13.26% for the Corporation and 12.82% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%.
Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of March 31, 2015 and December 31, 2014 were as follows. Ratios at March 31, 2015 are under BASEL III regulatory capital rules. Ratios at December 31, 2014 are under BASEL I regulatory capital rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$313,532	13.26%	$189,111	8.00%	$236,389	10.00%
Bank	300,196	12.82	187,331	8.00	234,164	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	242,726	10.27	141,833	6.00	189,111	8.00
Bank	278,660	11.90	140,498	6.00	187,331	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	242,726	10.27	106,375	4.50	153,653	6.50
Bank	278,660	11.90	105,374	4.50	152,206	6.50
Tier 1 Capital (to Average Assets):
Corporation	242,726	9.43	102,995	4.00	128,744	5.00
Bank	278,660	10.90	102,280	4.00	127,850	5.00
At December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00
At March 31, 2015 and December 31, 2014, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2015, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year and two-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayments speeds on loans, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in a liability sensitive position from both a maturity perspective and from a repricing perspective, as interest rates remain at historically low levels. Despite being liability sensitive, the Corporation projects increased net interest income in rising rate scenarios as the magnitude of the asset pricing change exceeds the liability pricing change.
Liquidity
The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans and deposit withdrawals. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.
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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $540.6 million. At March 31, 2015 and December 31, 2014, there were no outstanding borrowings with the FHLB. At March 31, 2015 and December 31, 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $69.3 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Bank maintains federal fund lines with several correspondent banks totaling $82.0 million at March 31, 2015 and December 31, 2014. At March 31, 2015, the Corporation had no outstanding federal funds purchased. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2015 and December 31, 2014, the Corporation had no outstanding borrowings under this line.
Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay certificates of deposit. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock during the three months ended March 31, 2015 under the Corporation's 2013 Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	—	$—	—	689,003
February 1 – 28, 2015	127,237	19.15	127,237	561,766
March 1 – 31, 2015	110,809	19.31	110,809	450,957
Total	238,046	$19.23	238,046

1.	Transactions are reported as of trade dates.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Securities and Exchange Commission (the SEC) on April 22, 2015.

	Exhibit 3.2	Amended By-Laws, effective January 1, 2015, are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 2, 2015.

	Exhibit 4.1	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.

Exhibit 4.2
Issuing and Paying Agency Agreement, dated March 30, 2015, between Univest Corporation of Pennsylvania and U.S. Bank National Association, as the issuing and paying agent. Incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on March 30, 2015.

	Exhibit 4.3	Form of Fixed-to-Floating Rate Subordinated Note due 2025. Incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on March 30, 2015.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: May 8, 2015	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ Michael S. Keim
Michael S. Keim Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)