Form 10-Q
period 2015-06-30
UNIVEST CORP OF PENNSYLVANIA
filed 2015-08-07
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	19,495,268
(Title of Class)	(Number of shares outstanding at July 31, 2015)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2015	At December 31, 2014
ASSETS
Cash and due from banks	$32,302	$31,995
Interest-earning deposits with other banks	2,863	6,570
Investment securities held-to-maturity (fair value $43,431 and $54,765 at June 30, 2015 and December 31, 2014, respectively)	43,135	54,347
Investment securities available-for-sale	331,576	314,283
Loans held for sale	8,831	3,302
Loans and leases held for investment	2,107,857	1,626,625
Less: Reserve for loan and lease losses	(19,602)	(20,662)
Net loans and leases held for investment	2,088,255	1,605,963
Premises and equipment, net	40,433	37,009
Goodwill	112,518	67,717
Other intangibles, net of accumulated amortization and fair value adjustments of $13,640 and $11,776 at June 30, 2015 and December 31, 2014, respectively	13,547	12,180
Bank owned life insurance	62,829	62,265
Accrued interest receivable and other assets	44,289	39,690
Total assets	$2,780,578	$2,235,321
LIABILITIES
Noninterest-bearing deposits	$519,026	$449,339
Interest-bearing deposits:
Demand deposits	705,462	640,095
Savings deposits	582,856	519,314
Time deposits	455,681	252,593
Total deposits	2,263,025	1,861,341
Customer repurchase agreements	22,026	41,974
Federal funds purchased	39,150	—
Subordinated notes	49,304	—
Accrued interest payable and other liabilities	50,887	47,452
Total liabilities	2,424,392	1,950,767
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2015 and December 31, 2014; 22,054,270 and 18,266,404 shares issued at June 30, 2015 and December 31, 2014, respectively; 19,559,941 and 16,221,607 shares outstanding at June 30, 2015 and December 31, 2014, respectively	110,271	91,332
Additional paid-in capital	120,605	62,980
Retained earnings	186,530	181,851
Accumulated other comprehensive loss, net of tax benefit	(15,170)	(14,462)
Treasury stock, at cost; 2,494,329 and 2,044,797 shares at June 30, 2015 and December 31, 2014, respectively	(46,050)	(37,147)
Total shareholders’ equity	356,186	284,554
Total liabilities and shareholders’ equity	$2,780,578	$2,235,321
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans and leases:
Taxable	$21,939	$15,435	$43,193	$30,995
Exempt from federal income taxes	1,579	1,369	3,163	2,744
Total interest and fees on loans and leases	23,518	16,804	46,356	33,739
Interest and dividends on investment securities:
Taxable	1,104	1,011	2,138	2,062
Exempt from federal income taxes	880	893	1,739	1,839
Interest on federal funds sold	—	—	2	—
Other interest income	11	17	16	31
Total interest income	25,513	18,725	50,251	37,671
Interest expense
Interest on deposits	1,445	969	2,862	1,961
Interest on short-term borrowings	13	12	23	18
Interest on long-term borrowings	675	—	682	—
Total interest expense	2,133	981	3,567	1,979
Net interest income	23,380	17,744	46,684	35,692
Provision for loan and lease losses	1,141	1,251	2,215	2,726
Net interest income after provision for loan and lease losses	22,239	16,493	44,469	32,966
Noninterest income
Trust fee income	2,154	1,931	3,974	3,830
Service charges on deposit accounts	1,039	1,047	2,102	2,061
Investment advisory commission and fee income	2,740	3,009	5,503	6,058
Insurance commission and fee income	3,434	2,434	7,580	5,766
Other service fee income	1,833	1,897	3,431	3,704
Bank owned life insurance income	211	443	564	821
Net gain on sales of investment securities	181	415	272	557
Net gain on mortgage banking activities	1,367	519	2,625	868
Other income	392	229	731	400
Total noninterest income	13,351	11,924	26,782	24,065
Noninterest expense
Salaries and benefits	11,957	10,242	25,271	20,913
Commissions	2,155	1,795	3,969	3,385
Net occupancy	2,035	1,687	4,393	3,441
Equipment	1,708	1,410	3,397	2,744
Professional fees	1,066	846	1,873	1,655
Marketing and advertising	551	581	911	942
Deposit insurance premiums	422	397	834	776
Intangible expenses	893	650	1,679	1,410
Acquisition-related costs	41	516	507	559
Integration costs	110	—	1,484	—
Restructuring charges	1,642	—	1,642	—
Other expense	4,252	3,666	8,283	6,848
Total noninterest expense	26,832	21,790	54,243	42,673
Income before income taxes	8,758	6,627	17,008	14,358
Income taxes	2,292	1,547	4,426	3,552
Net income	$6,466	$5,080	$12,582	$10,806
Net income per share:
Basic	$0.33	$0.31	$0.64	$0.67
Diluted	0.33	0.31	0.63	0.66
Dividends declared	0.20	0.20	0.40	0.40
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$8,758	$2,292	$6,466	$6,627	$1,547	$5,080
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(3,555)	(1,244)	(2,311)	2,708	948	1,760
Less: reclassification adjustment for net gains on sales realized in net income	(181)	(63)	(118)	(415)	(145)	(270)
Total net unrealized (losses) gains on available-for-sale investment securities	(3,736)	(1,307)	(2,429)	2,293	803	1,490
Net change in fair value of interest rate swaps used in cash flow hedges	377	132	245	—	—	—
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	340	119	221	167	59	108
Accretion of prior service cost included in net periodic pension costs	(70)	(25)	(45)	(69)	(25)	(44)
Total defined benefit pension plans	270	94	176	98	34	64
Other comprehensive (loss) income	(3,089)	(1,081)	(2,008)	2,391	837	1,554
Total comprehensive income	$5,669	$1,211	$4,458	$9,018	$2,384	$6,634

	Six Months Ended June 30,
(Dollars in thousands)	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$17,008	$4,426	$12,582	$14,358	$3,552	$10,806
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(1,397)	(489)	(908)	5,458	1,911	3,547
Less: reclassification adjustment for net gains on sales realized in net income	(272)	(95)	(177)	(557)	(195)	(362)
Total net unrealized (losses) gains on available-for-sale investment securities	(1,669)	(584)	(1,085)	4,901	1,716	3,185
Net change in fair value of interest rate swaps used in cash flow hedges	40	14	26	—	—	—
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	681	239	442	331	116	215
Accretion of prior service cost included in net periodic pension costs	(140)	(49)	(91)	(144)	(51)	(93)
Total defined benefit pension plans	541	190	351	187	65	122
Other comprehensive (loss) income	(1,088)	(380)	(708)	5,088	1,781	3,307
Total comprehensive income	$15,920	$4,046	$11,874	$19,446	$5,333	$14,113

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	12,582	—	—	12,582
Other comprehensive income, net of income tax	—	—	—	—	(708)	—	(708)
Cash dividends declared ($0.40 per share)	—	—	—	(7,902)	—	—	(7,902)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	63,502	—	30	(1)	—	1,221	1,250
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	14,666	—	(27)	—	—	268	241
Repurchase of cancelled restricted stock awards	(17,684)	—	277	—	—	(277)	—
Stock-based compensation	—	—	813	—	—	—	813
Purchases of treasury stock	(575,771)	—	—	—	—	(11,310)	(11,310)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at June 30, 2015	19,559,941	$110,271	$120,605	$186,530	$(15,170)	$(46,050)	$356,186

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2014
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506
Net income	—	—	—	10,806	—	—	10,806
Other comprehensive income, net of income tax benefit	—	—	—	—	3,307	—	3,307
Cash dividends declared ($0.40 per share)	—	—	—	(6,497)	—	—	(6,497)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	69,628	—	27	—	—	1,360	1,387
Exercise of stock options	1,500	—	(3)	—	—	27	24
Repurchase of cancelled restricted stock awards	(13,625)	—	235	—	—	(235)	—
Stock-based compensation	—	—	514	—	—	—	514
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(171,124)	—	—	—	—	(3,258)	(3,258)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at June 30, 2014	16,248,495	$91,332	$61,839	$176,911	$(6,648)	$(36,647)	$286,787
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$12,582	$10,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,215	2,726
Depreciation of premises and equipment	1,937	1,502
Net gain on sales of investment securities	(272)	(557)
Net gain on mortgage banking activities	(2,625)	(868)
Net gain on dispositions of fixed assets	(143)	(40)
Bank owned life insurance income	(564)	(821)
Stock-based compensation	813	514
Intangible expenses	1,679	1,410
Other adjustments to reconcile net income to cash provided by operating activities	2,685	1,013
Originations of loans held for sale	(104,072)	(43,642)
Proceeds from the sale of loans held for sale	104,782	45,656
Contributions to pension and other postretirement benefit plans	(2,145)	(112)
(Increase) decrease in accrued interest receivable and other assets	(3,027)	2,081
Increase (decrease) in accrued interest payable and other liabilities	770	(1,762)
Net cash provided by operating activities	14,615	17,906
Cash flows from investing activities:
Net cash paid due to acquisitions	(2,967)	(5,379)
Net capital expenditures	(2,254)	(1,365)
Proceeds from maturities and calls of securities held-to-maturity	11,000	9,000
Proceeds from maturities and calls of securities available-for-sale	41,169	45,258
Proceeds from sales of securities available-for-sale	37,546	30,286
Purchases of investment securities available-for-sale	(85,107)	(36,206)
Net increase in loans and leases	(106,375)	(57,562)
Net decrease in interest-earning deposits	8,626	27,920
Net decrease in federal funds sold	17,442	—
Net cash (used in) provided by investing activities	(80,920)	11,952
Cash flows from financing activities:
Net increase (decrease) in deposits	16,062	(12,264)
Net increase in short-term borrowings	19,202	7,309
Proceeds from issuance of subordinated notes	49,267	—
Payment of contingent consideration on acquisitions	(880)	(310)
Purchases of treasury stock	(11,310)	(3,258)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,250	1,387
Proceeds from exercise of stock options	241	24
Cash dividends paid	(7,220)	(6,505)
Net cash provided by (used in) financing activities	66,612	(13,617)
Net increase in cash and due from banks	307	16,241
Cash and due from banks at beginning of year	31,995	32,646
Cash and due from banks at end of period	$32,302	$48,887
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,152	$2,195
Cash paid for income taxes, net of refunds	49	3,019
Non cash transactions:
Transfer of loans to loans held for sale	$4,000	$8,926
Assets acquired through acquisitions	425,311	—
Liabilities assumed through acquisitions	389,782	—
Contingent consideration recorded as goodwill	1,525	5,470
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for financial statements of public business issued for fiscal years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of ASU will not impact the Corporation's balance sheet presentation as the Corporation currently follows this presentation consistent with the guidance in FASB Concepts Statement No. 6.
In May 2014, the FASB issued an ASU regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, or January 1, 2017 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this guidance and expects to issue the final ASU formally amending the effective date by the end of the third quarter of 2015.
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
The acquisition was an all-stock transaction with an aggregate value of approximately $77 million. Pursuant to the Merger Agreement, each share of Valley Green Bank common stock was cancelled and converted into the right to receive 1.3541 shares of Univest common stock, $5 par value, with any fractional share entitled to payment in cash. As a result, the Corporation delivered 3,787,866 shares of the Corporation's common stock to the former shareholders of Valley Green Bank. Valley Green Bank outstanding stock options of 122,377 were exchanged for cash and related payroll taxes of $2.2 million. Approximately $3 thousand in cash was paid for fractional shares.
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $425 million, which included $381 million in loans and $386 million in deposits at January 1, 2015. The fair value estimates are subject to adjustment if additional information becomes available during the measurement period in accordance with Accounting Standards Codification (ASC) Topic 805. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.

The following table summarized the consideration paid for Valley Green Bank and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Valley Green common shares outstanding	2,797,454
Exchange ratio	1.3541
Univest shares issued	3,787,866
Univest closing stock price at December 31, 2014	$20.24
Purchase price assigned to Valley Green common shares exchanged for Univest stock		$76,667
Purchase price assigned to cash in lieu of fractional shares		3
Purchase price assigned to Valley Green options settled for cash		2,236
Total purchase price		$78,906

Fair value of assets acquired:
Cash and due from banks	$4,919
Federal funds sold	17,442
Investment securities available-for-sale	12,766
Loans held for investment	381,106
Premises and equipment, net	2,973
Core deposit intangible *	1,520
Accrued interest receivable and other assets	4,585
Total identifiable assets		425,311
Fair value of liabilities assumed:
Deposits - noninterest bearing	$49,102
Deposits - interest bearing	336,810
Change in control accrued payments	2,070
Accrued interest payable and other liabilities	1,800
Total liabilities		389,782
Identifiable net assets		35,529
Goodwill resulting from merger *		$43,377
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
For loans acquired without evidence of credit quality deterioration, the Corporation prepared the interest rate loan fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally a general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Bank, Valley Green Bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to a lack of specific familiarity with Valley Green Bank's underwriting process. Valley Green's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $381.1 million. A fair value premium of $4.4 million was recognized to reflect the fair values of loans. A fair value discount of $5.9 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income over approximately 10 years on a level yield amortization method based upon the expected life of the loans.
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
At the acquisition date, the Corporation recorded $1.9 million of acquired impaired loans subject to a nonaccretable discount difference of $5.2 million. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount of $352 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
The following is a summary of the acquired impaired loans at January 1, 2015 resulting from the acquisition with Valley Green:

(Dollars in thousands)

Contractually required principal and interest payments	$7,429
Contractual cash flows not expected to be collected (nonaccretable difference)	(5,166)
Cash flows expected to be collected	2,263
Interest component of expected cash flows (accretable difference)	(352)
Fair value of loans acquired with a deterioration of credit quality	$1,911
Bank premises - leased: The Corporation assumed five facility lease contracts and no owned properties. The fair value of the lease contracts represents the present value of the pre-tax differential between the expected contractual payments and current market rate lease payments to the first lease termination date discounted by an assumed required rate of return.
Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of the acquisition. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $1.5 million will be amortized using the sum of the years digits method over an estimated life of 10 years.
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
Direct costs related to the acquisition were expensed as incurred. For the three and six months ended June 30, 2015, the Corporation incurred $151 thousand and $2.0 million of Valley Green Bank integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.
Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the three and six months ended June 30, 2015 and 2014 combine the historical consolidated results of the Corporation and Valley Green Bank and give effect to the merger as if the merger occurred on January 1, 2015 and January 1, 2014, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Valley Green Bank at their respective fair values and are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations. The unaudited pro forma data presented below is based on, and should be read together with, the historical financial information of the Corporation included in this Form 10-Q for the indicated periods and the historical information of Valley Green Bank included in the Corporation's Current Report on Form 8-K filed with the SEC on January 7, 2015.

	Pro Forma		Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014
Net interest income	$23,380	$22,733	$46,684	$45,645
Noninterest income	13,351	12,068	26,782	24,365
Noninterest expense	26,832	24,164	54,243	47,561
Net income	6,466	6,485	12,582	13,903
Earnings per share
Basic	0.33	0.32	0.64	0.69
Diluted	0.33	0.32	0.63	0.69
* The three months and six months ended June 30, 2015 included integration and acquisition-related costs associated with Valley Green Bank of $151 thousand ($98 thousand, net of tax) and $2.0 million ($1.3 million, net of tax), respectively or $0 and $0.07 diluted earnings per share on a tax affected basis, respectively. The three and six months ended June 30, 2015 also included restructuring charges of $1.6 million related to the consolidation of six financial centers in the third quarter of 2015 under the Bank's optimization plan or $0.05 diluted earnings per share on a tax affected basis.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2015 and December 31, 2014, by contractual maturity within each type:

	At June 30, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$10,082	$79	$—	$10,161	$13,088	$82	$—	$13,170
After 1 year to 5 years	33,053	236	(19)	33,270	41,259	388	(52)	41,595
	43,135	315	(19)	43,431	54,347	470	(52)	54,765
Total	$43,135	$315	$(19)	$43,431	$54,347	$470	$(52)	$54,765
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,975	$—	$(79)	$4,896	$4,972	$—	$(127)	$4,845
	4,975	—	(79)	4,896	4,972	—	(127)	4,845
U.S. government corporations and agencies:
After 1 year to 5 years	115,037	216	(157)	115,096	122,328	48	(532)	121,844
After 5 years to 10 years	4,881	46	—	4,927	—	—	—	—
	119,918	262	(157)	120,023	122,328	48	(532)	121,844
State and political subdivisions:
Within 1 year	—	—	—	—	600	2	—	602
After 1 year to 5 years	13,233	62	(41)	13,254	12,326	17	(59)	12,284
After 5 years to 10 years	54,220	1,375	(210)	55,385	49,554	1,616	(77)	51,093
Over 10 years	39,984	1,264	(242)	41,006	37,004	1,792	(1)	38,795
	107,437	2,701	(493)	109,645	99,484	3,427	(137)	102,774
Residential mortgage-backed securities:
After 1 year to 5 years	9,820	41	(4)	9,857	5,066	17	—	5,083
After 5 years to 10 years	—	—	—	—	4,856	—	(32)	4,824
Over 10 years	3,619	57	—	3,676	3,661	75	—	3,736
	13,439	98	(4)	13,533	13,583	92	(32)	13,643
Collateralized mortgage obligations:
Over 10 years	3,501	—	(91)	3,410	3,810	—	(85)	3,725
	3,501	—	(91)	3,410	3,810	—	(85)	3,725
Corporate bonds:
Within 1 year	5,000	—	—	5,000	4,998	22	—	5,020
After 1 year to 5 years	19,845	55	(114)	19,786	29,505	88	(244)	29,349
After 5 years to 10 years	10,157	—	(296)	9,861	20,442	—	(371)	20,071
Over 10 years	40,000	—	(1,446)	38,554	—	—	—	—
	75,002	55	(1,856)	73,201	54,945	110	(615)	54,440
Money market mutual funds:
No stated maturity	5,668	—	—	5,668	11,675	—	—	11,675
	5,668	—	—	5,668	11,675	—	—	11,675
Equity securities:
No stated maturity	673	530	(3)	1,200	854	483	—	1,337
	673	530	(3)	1,200	854	483	—	1,337
Total	$330,613	$3,646	$(2,683)	$331,576	$311,651	$4,160	$(1,528)	$314,283

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at June 30, 2015 and December 31, 2014 do not represent other-than-temporary impairments.

Securities with a carrying value of $226.4 million and $230.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.
The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
Proceeds from sales	$37,546	$30,286
Gross realized gains on sales	294	557
Gross realized losses on sales	22	—
Tax expense related to net realized gains on sales	95	195
Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2015 and 2014.
At June 30, 2015 and December 31, 2014, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2015
Securities Held-to-Maturity
Corporate bonds	$—	$—	$4,991	$(19)	$4,991	$(19)
Total	$—	$—	$4,991	$(19)	$4,991	$(19)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,896	$(79)	$4,896	$(79)
U.S. government corporations and agencies	45,156	(131)	4,974	(26)	50,130	(157)
State and political subdivisions	28,564	(479)	1,336	(14)	29,900	(493)
Residential mortgage-backed securities	4,809	(4)	—	—	4,809	(4)
Collateralized mortgage obligations	—	—	3,410	(91)	3,410	(91)
Corporate bonds	55,913	(1,787)	6,005	(69)	61,918	(1,856)
Equity securities	2	(3)	—	—	2	(3)
Total	$134,444	$(2,404)	$20,621	$(279)	$155,065	$(2,683)
At December 31, 2014
Securities Held-to-Maturity
Corporate bonds	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Total	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,845	$(127)	$4,845	$(127)
U.S. government corporations and agencies	39,607	(80)	62,140	(452)	101,747	(532)
State and political subdivisions	10,246	(31)	9,303	(106)	19,549	(137)
Residential mortgage-backed securities	4,824	(32)	—	—	4,824	(32)
Collateralized mortgage obligations	—	—	3,725	(85)	3,725	(85)
Corporate bonds	21,949	(328)	15,805	(287)	37,754	(615)
Total	$76,626	$(471)	$95,818	$(1,057)	$172,444	$(1,528)
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total	Total
Commercial, financial and agricultural	$484,776	$27,184	$511,960	$457,827
Real estate-commercial	685,024	134,911	819,935	628,478
Real estate-construction	91,956	41,693	133,649	79,887
Real estate-residential secured for business purpose	51,923	135,971	187,894	36,932
Real estate-residential secured for personal purpose	172,721	4,234	176,955	166,850
Real estate-home equity secured for personal purpose	116,491	11,961	128,452	108,250
Loans to individuals	28,070	345	28,415	29,941
Lease financings	120,597	—	120,597	118,460
Total loans and leases held for investment, net of deferred income	$1,751,558	$356,299	$2,107,857	$1,626,625
Unearned lease income, included in the above table	$(13,561)	$—	$(13,561)	$(14,131)
Net deferred costs, included in the above table	3,285	—	3,285	3,218
Overdraft deposits included in the above table	75	—	75	50
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.

The carrying amount of acquired loans at June 30, 2015 totaled $356.3 million, including $1.9 million of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with ASC Topic 310-30. See Note 2, "Acquisition" for additional information.
The outstanding principal balance and carrying amount for acquired credit impaired loans at June 30, 2015 were as follows:

(Dollars in thousands)	At June 30, 2015
Outstanding principal balance	$6,235
Carrying amount	1,876
Allowance for loan losses	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	Six Months Ended June 30, 2015
Beginning of period	$—
Acquisition of credit impaired loans	352
Accretable yield amortized to interest income	(82)
End of period	$270

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At June 30, 2015
Commercial, financial and agricultural	$1,434	$274	$3,647	$5,355	$506,301	$304	$511,960	$—
Real estate—commercial real estate and construction:
Commercial real estate	9,553	1,409	1,551	12,513	806,401	1,021	819,935	—
Construction	520	500	363	1,383	132,266	—	133,649	—
Real estate—residential and home equity:
Residential secured for business purpose	819	943	845	2,607	184,796	491	187,894	—
Residential secured for personal purpose	239	649	252	1,140	175,815	—	176,955	—
Home equity secured for personal purpose	174	—	60	234	128,158	60	128,452	—
Loans to individuals	460	83	149	692	27,723	—	28,415	149
Lease financings	1,342	679	663	2,684	117,913	—	120,597	138
Total	$14,541	$4,537	$7,530	$26,608	$2,079,373	$1,876	$2,107,857	$287
At December 31, 2014
Commercial, financial and agricultural	$145	$747	$2,567	$3,459	$454,368	$—	$457,827	$—
Real estate—commercial real estate and construction:
Commercial real estate	361	913	1,163	2,437	626,041	—	628,478	—
Construction	—	405	5,525	5,930	73,957	—	79,887	—
Real estate—residential and home equity:
Residential secured for business purpose	167	56	713	936	35,996	—	36,932	—
Residential secured for personal purpose	409	604	60	1,073	165,777	—	166,850	—
Home equity secured for personal purpose	348	—	215	563	107,687	—	108,250	31
Loans to individuals	365	65	365	795	29,146	—	29,941	365
Lease financings	1,610	406	435	2,451	116,009	—	118,460	55
Total	$3,405	$3,196	$11,043	$17,644	$1,608,981	$—	$1,626,625	$451

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at June 30, 2015 and December 31, 2014:

	At June 30, 2015				At December 31, 2014
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Loans held for sale **	$4,000	$—	$—	$4,000	$—	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	5,888	2,735	—	8,623	5,002	2,851	—	7,853
Real estate—commercial real estate and construction:
Commercial real estate	4,639	3,000	—	7,639	4,413	2,618	—	7,031
Construction	363	—	—	363	5,931	—	—	5,931
Real estate—residential and home equity:
Residential secured for business purpose	1,333	347	—	1,680	915	—	—	915
Residential secured for personal purpose	789	—	—	789	512	—	—	512
Home equity secured for personal purpose	160	—	—	160	184	—	31	215
Loans to individuals	—	—	149	149	—	—	365	365
Lease financings	525	17	138	680	380	—	55	435
Total	$17,697	$6,099	$287	$24,083	$17,337	$5,469	$451	$23,257
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $2.8 million and $3.1 million at June 30, 2015 and December 31, 2014, respectively.
** Includes two real estate construction loans for one borrower of $4.0 million at June 30, 2015.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2015 and December 31, 2014.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2015
Grade:
1. Cash secured/ 2. Fully secured	$4,243	$—	$2,895	$—	$7,138
3. Strong	14,413	7,686	3,837	—	25,936
4. Satisfactory	22,873	22,513	8,872	331	54,589
5. Acceptable	318,059	454,140	63,399	40,658	876,256
6. Pre-watch	78,898	156,795	12,090	4,011	251,794
7. Special Mention	8,885	11,378	—	1,658	21,921
8. Substandard	37,405	32,512	863	5,265	76,045
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$484,776	$685,024	$91,956	$51,923	$1,313,679
At December 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,248	$—	$1,262	$—	$5,510
3. Strong	14,013	8,504	3,897	—	26,414
4. Satisfactory	23,931	30,587	8,731	339	63,588
5. Acceptable	301,425	402,719	55,111	24,535	783,790
6. Pre-watch	65,993	123,129	4,956	5,384	199,462
7. Special Mention	7,166	17,505	—	1,304	25,975
8. Substandard	41,051	46,034	5,930	5,370	98,385
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$457,827	$628,478	$79,887	$36,932	$1,203,124
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,015	$—	$—	$—	$1,015
3. Strong	—	—	—	—	—
4. Satisfactory	1,217	3,079	1,058	2,619	7,973
5. Acceptable	23,911	128,155	40,635	131,011	323,712
6. Pre-watch	592	1,728	—	1,391	3,711
7. Special Mention	—	—	—	253	253
8. Substandard	449	1,949	—	697	3,095
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$27,184	$134,911	$41,693	$135,971	$339,759
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2015
Performing	$171,932	$116,331	$27,921	$119,917	$436,101
Nonperforming	789	160	149	680	1,778
Total	$172,721	$116,491	$28,070	$120,597	$437,879
At December 31, 2014
Performing	$166,338	$108,035	$29,576	$118,025	$421,974
Nonperforming	512	215	365	435	1,527
Total	$166,850	$108,250	$29,941	$118,460	$423,501

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2015
Performing	$4,234	$11,961	$345	$—	$16,540
Nonperforming	—	—	—	—	—
Total	$4,234	$11,961	$345	$—	$16,540
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
Credit risk for direct consumer loans is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. These loans are included within the portfolio of loans to individuals.
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, for originated loans, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
Charge-offs*	(1,038)	(1,348)	(24)	(107)	(64)	(189)	N/A	(2,770)
Recoveries	115	91	7	—	41	43	N/A	297
Provision (recovery of provision)	1,058	(590)	(35)	167	47	258	236	1,141
Ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Three Months Ended June 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,547	$9,247	$1,056	$1,221	$598	$1,295	$1,603	$24,567
Charge-offs	(250)	(1,251)	(98)	(10)	(267)	(143)	N/A	(2,019)
Recoveries	63	—	45	26	81	80	N/A	295
Provision (recovery of provision)	354	1,267	22	11	(7)	(131)	(265)	1,251
Ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094
Six Months Ended June 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(1,338)	(1,696)	(24)	(138)	(248)	(419)	N/A	(3,863)
Recoveries	225	156	13	1	89	104	N/A	588
Provision (recovery of provision)	1,040	398	(136)	201	188	455	69	2,215
Ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Six Months Ended June 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(1,689)	(1,308)	(114)	(90)	(490)	(290)	N/A	(3,981)
Recoveries	109	370	48	27	159	142	N/A	855
Provision (recovery of provision)	1,505	1,421	29	27	42	(36)	(262)	2,726
Ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094
N/A – Not applicable
* Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale at June 2015.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At June 30, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$444	$—	$—	$—	$—	$—	N/A	$444
Ending balance: collectively evaluated for impairment	6,403	7,801	616	1,188	389	1,125	1,636	19,158
Total ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$15,409	$18,956	$3,633	$949	$—	$—		$38,947
Ending balance: collectively evaluated for impairment	469,367	758,024	48,290	288,263	28,070	120,597		1,712,611
Total ending balance	$484,776	$776,980	$51,923	$289,212	$28,070	$120,597		$1,751,558
At June 30, 2014
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$680	$8	$456	$—	$—	$—	N/A	$1,144
Ending balance: collectively evaluated for impairment	9,034	9,255	569	1,248	405	1,101	1,338	22,950
Total ending balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$14,800	$34,259	$2,477	$887	$1	$—		$52,424
Ending balance: collectively evaluated for impairment	433,193	668,536	32,807	260,345	31,563	108,126		1,534,570
Total ending balance	$447,993	$702,795	$35,284	$261,232	$31,564	$108,126		$1,586,994
N/A – Not applicable
Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for acquired non-impaired loans is similar to originated loans, however, the Corporation records a provision for loan loss only when the required allowance exceeds the remaining fair value adjustment. The present value of any decreases in expected cash flows after the acquisition date of purchased impaired loans will generally result in an impairment charge recorded as a provision for loan loss, resulting in an increase to the allowance. At June 30, 2015, there was no allowance for loan losses related to acquired loans.

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2015 and December 31, 2014. The impaired loans exclude loans acquired with deteriorated credit quality.

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Loans held for sale	$4,000	$5,229		$—	$—
Loans held for investment:
Commercial, financial and agricultural	$12,542	$13,518		$12,628	$13,050
Real estate—commercial real estate	18,093	19,189		29,779	30,810
Real estate—construction	863	952		5,931	6,474
Real estate—residential secured for business purpose	3,633	3,657		3,008	3,044
Real estate—residential secured for personal purpose	789	833		512	547
Real estate—home equity secured for personal purpose	160	160		184	184
Total impaired loans with no allowance recorded	$40,080	$43,538		$52,042	$54,109
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$2,867	$2,870	$444	$3,933	$3,935	$920
Real estate—commercial real estate	—	—	—	216	216	78
Total impaired loans with an allowance recorded	$2,867	$2,870	$444	$4,149	$4,151	$998

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Loans held for sale	$4,000	$5,229	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	$15,409	$16,388	$444	$16,561	$16,985	$920
Real estate—commercial real estate	18,093	19,189	—	29,995	31,026	78
Real estate—construction	863	952	—	5,931	6,474	—
Real estate—residential secured for business purpose	3,633	3,657	—	3,008	3,044	—
Real estate—residential secured for personal purpose	789	833	—	512	547	—
Real estate—home equity secured for personal purpose	160	160	—	184	184	—
Total impaired loans	$42,947	$46,408	$444	$56,191	$58,260	$998
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $19.7 million and $33.8 million at June 30, 2015 and December 31, 2014, respectively. Specific reserves on other accruing impaired loans were $331 thousand and $476 thousand at June 30, 2015 and December 31, 2014, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$83	$—	$1	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	15,669	116	99	13,296	124	51
Real estate—commercial real estate	26,093	306	82	23,666	253	72
Real estate—construction	5,621	—	76	12,357	41	123
Real estate—residential secured for business purpose	3,385	39	38	2,574	17	15
Real estate—residential secured for personal purpose	796	—	11	762	—	18
Real estate—home equity secured for personal purpose	175	—	3	90	—	1
Loans to individuals	—	—	—	2	—	—
Total	$51,822	$461	$310	$52,747	$435	$280

*
Includes interest income recognized on a cash basis for nonaccrual loans of $18 thousand and $0 thousand for the three months ended June 30, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $443 thousand and $435 thousand for the three months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$47	$—	$1	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	15,990	258	186	13,794	251	116
Real estate—commercial real estate	27,450	626	165	24,884	535	166
Real estate—construction	5,688	—	153	12,412	83	247
Real estate—residential secured for business purpose	3,291	68	54	2,272	33	35
Real estate—residential secured for personal purpose	674	—	24	888	—	32
Real estate—home equity secured for personal purpose	179	—	6	84	—	2
Loans to individuals	—	—	—	6	—	—
Total	$53,319	$952	$589	$54,340	$902	$598

*
Includes interest income recognized on a cash basis for nonaccrual loans of $22 thousand and $23 thousand for the six months ended June 30, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $930 thousand and $879 thousand for the six months ended June 30, 2015 and 2014, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$947	$947	$—	—	$—	$—	$—
Real estate—commercial real estate	1	405	405	—	—	—	—	—
Total	3	$1,352	$1,352	$—	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	3	$1,090	$1,090	$71	—	$—	$—	$—
Real estate—commercial real estate	1	405	405	—	—	—	—	—
Real estate—residential secured for business purpose	1	353	353	—	—	—	$—	—
Total	5	$1,848	$1,848	$71	—	$—	$—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	$122	$42	—	$—	$—	$—
Real estate—commercial real estate	—	—	—	—	1	50	50	—
Real estate—residential secured for business purpose	—	—	—	—	2	688	688	—
Total	1	$122	$122	$42	3	$738	$738	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2015 and 2014.

	Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended June 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$500	1	$447	2	$947
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Total	—	$—	—	$—	1	$500	2	$852	3	$1,352
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Three Months Ended June 30, 2014
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Six Months Ended June 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—	1	$500	1	$447	3	$1,090
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	1	353	—	—	—	—	—	—	1	353
Total	2	$496	—	$—	1	$500	2	$852	5	$1,848
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	—	$—	—	$—	—	$—	1	$122
Total	1	$122	—	$—	—	$—	—	$—	1	$122
Six Months Ended June 30, 2014
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$50	—	$—	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	1	55	1	633	—	—	2	688
Total	—	$—	2	$105	1	$633	—	$—	3	$738
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$200	—	$—
Total	—	$—	—	$—	2	$200	—	$—
As a result of payment defaults during the first quarter of 2015, commercial accruing troubled debt restructured loans totaling $200 thousand were placed on nonaccrual of interest status and subsequently charged-off.

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Real estate-residential secured for personal purpose	$313	$62
Real estate-home equity secured for personal purpose	59	—
Total	$372	$62
The Corporation held no foreclosed consumer residential real estate property at June 30, 2015 and December 31, 2014.

Note 5. Goodwill and Other Intangible Assets
The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2015 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2014	$35,058	$15,434	$17,225	$67,717
Addition to goodwill from acquisitions	43,377	—	1,424	44,801
Balance at June 30, 2015	$78,435	$15,434	$18,649	$112,518
The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2015			At December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$1,520	$138	$1,382	$—	$—	$—
Customer related intangibles	14,227	7,758	6,469	13,397	6,726	6,671
Mortgage servicing rights	11,440	5,744	5,696	10,559	5,050	5,509
Total amortized intangible assets	$27,187	$13,640	$13,547	$23,956	$11,776	$12,180
The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2015 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2015		$1,108
2016		1,872
2017		1,544
2018		1,170
2019		846
Thereafter		1,311
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.8 million and $6.9 million at June 30, 2015 and December 31, 2014, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2015, and December 31, 2014.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning of period	$5,523	$5,406	$5,509	$5,519
Servicing rights capitalized	499	236	881	359
Amortization of servicing rights	(326)	(264)	(694)	(507)
Changes in valuation allowance	—	—	—	7
End of period	$5,696	$5,378	$5,696	$5,378
Mortgage loans serviced for others	$832,318	$761,413	$832,318	$761,413
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Valuation allowance, beginning of period	$—	$(243)	$—	$(250)
Additions	—	—	—	—
Reductions	—	—	—	7
Direct write-downs	—	—	—	—
Valuation allowance, end of period	$—	$(243)	$—	$(243)
The estimated amortization expense of mortgage servicing rights for the remainder of 2015 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2015		$430
2016		804
2017		695
2018		597
2019		511
Thereafter		2,659

Note 6. Income Taxes
At June 30, 2015 and December 31, 2014, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At June 30, 2015, the Corporation’s tax years 2011 through 2014 remain subject to federal examination as well as examination by state taxing jurisdictions.
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

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$193	$137	$14	$18
Interest cost	488	475	27	31
Expected return on plan assets	(756)	(745)	—	—
Amortization of net actuarial loss	326	165	14	2
Accretion of prior service cost	(70)	(71)	—	2
Net periodic benefit cost (income)	$181	$(39)	$55	$53

	Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$386	$273	$29	$37
Interest cost	976	950	55	67
Expected return on plan assets	(1,512)	(1,490)	—	—
Amortization of net actuarial loss	654	326	27	5
Accretion of prior service cost	(140)	(141)	—	(3)
Net periodic benefit cost (income)	$364	$(82)	$111	$106
The Corporation contributed $2.0 million to its qualified retirement plan during the three and six months ended June 30, 2015. The Corporation previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make contributions of $166 thousand to its non-qualified retirement plans and $113 thousand to its other postretirement benefit plans in 2015. During the six months ended June 30, 2015, the Corporation contributed $98 thousand to its non-qualified retirement plans and $47 thousand to its other postretirement plans. During the six months ended June 30, 2015, $1.2 million has been paid to participants from the retirement plans and $47 thousand has been paid to participants from the other postretirement plans.
Note 8. Subordinated Debt
On March 30, 2015, the Corporation completed the issuance of $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") due 2025 in a private placement transaction to institutional accredited investors.
The net proceeds of the offering, which approximated $49 million, increased regulatory capital and will be used for general corporate purposes and to support both organic growth as well as acquisitions, should such opportunities arise. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.
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

Note 9. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Numerator for basic and diluted earnings per share—income available to common shareholders	$6,466	$5,080	$12,582	$10,806
Denominator for basic earnings per share—weighted-average shares outstanding	19,675	16,243	19,812	16,250
Effect of dilutive securities—employee stock options and awards	98	86	99	86
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	19,773	16,329	19,911	16,336
Basic earnings per share	$0.33	$0.31	$0.64	$0.67
Diluted earnings per share	$0.33	$0.31	$0.63	$0.66
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	507	521	489	502
Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	(1,085)	26	351	(708)
Balance, June 30, 2015	$626	$(131)	$(15,665)	$(15,170)
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	3,185	—	122	3,307
Balance, June 30, 2014	$1,713	$—	$(8,361)	$(6,648)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$181	$415	$272	$557	Net gain on sales of investment securities
	181	415	272	557	Total before tax
	(63)	(145)	(95)	(195)	Tax expense
	$118	$270	$177	$362	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(340)	$(167)	$(681)	$(331)
Accretion of prior service cost included in net periodic pension costs*	70	69	140	144
	(270)	(98)	(541)	(187)	Total before tax
	94	34	190	65	Tax benefit
	$(176)	$(64)	$(351)	$(122)	Net of tax

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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR with a maturity date of November 1, 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified into interest expense. To the extent there is ineffectiveness, the Corporation would record the ineffectiveness in interest expense.
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At June 30, 2015, the notional amount of the cash flow hedge was $19.6 million, with a negative fair value of $202 thousand. The Corporation has pledged $250 thousand to the counterparty as collateral for the negative fair value.
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2015
Interest rate locks with customers	$38,548	Other Assets	$925		$—
Forward loan sale commitments	43,575	Other Assets	137		—
Total	$82,123		$1,062		$—
At December 31, 2014
Interest rate locks with customers	$27,007	Other Assets	$788		$—
Forward loan sale commitments	30,537		—	Other Liabilities	112
Total	$57,544		$788		$112

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2015
Interest rate swap - cash flow hedge	$19,610		$—	Other Liabilities	$202
Total	$19,610		$—		$202
At December 31, 2014
Interest rate swap - cash flow hedge	$19,945		$—	Other Liabilities	$241
Total	$19,945		$—		$241

For the three and six months ended June 30, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2015	2014	2015	2014
Interest rate locks with customers	Net gain on mortgage banking activities	$(312)	$350	$137	$448
Forward loan sale commitments	Net loss on mortgage banking activities	305	(200)	249	(213)
Total		$(7)	$150	$386	$235

For the three and six months ended June 30, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2015	2014	2015	2014
Interest rate swap—cash flow hedge—interest payments	Interest expense	$95	—	$191	—
Net loss		$(95)	$—	$(191)	$—

At June 30, 2015 and December 31, 2014, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2015	At December 31, 2014
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(131)	$(157)
Total		$(131)	$(157)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at June 30, 2015.
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
For the Sterner Insurance Associates acquisition, the potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $5.7 million over the three-year period ending June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
For the Girard Partners acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $13.8 million cumulative over the four-year period ending December 31, 2018.
For the John T. Fretz Insurance Agency acquisition, the remaining potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $360 thousand cumulative over the one-year period ending April 30, 2016.
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflected that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of June 30, 2015, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.
The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, classified using the fair value hierarchy:

	At June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,896	$—	$—	$4,896
U.S. government corporations and agencies	—	120,023	—	120,023
State and political subdivisions	—	109,645	—	109,645
Residential mortgage-backed securities	—	13,533	—	13,533
Collateralized mortgage obligations	—	3,410	—	3,410
Corporate bonds	—	73,201	—	73,201
Money market mutual funds	5,668	—	—	5,668
Equity securities	1,200	—	—	1,200
Total available-for-sale securities	11,764	319,812	—	331,576
Interest rate locks with customers	—	925	—	925
Forward loan sale commitments	—	137	$—	137
Total assets	$11,764	$320,874	$—	$332,638
Liabilities:
Contingent consideration liability	$—	$—	$7,556	$7,556
Interest rate swap	—	202	—	202
Total liabilities	$—	$202	$7,556	$7,758

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,845	$—	$—	$4,845
U.S. government corporations and agencies	—	121,844	—	121,844
State and political subdivisions	—	102,774	—	102,774
Residential mortgage-backed securities	—	13,643	—	13,643
Collateralized mortgage obligations	—	3,725	—	3,725
Corporate bonds	—	54,440	—	54,440
Money market mutual funds	11,675	—	—	11,675
Equity securities	1,337	—	—	1,337
Total available-for-sale securities	17,857	296,426	—	314,283
Interest rate locks with customers	—	788	—	788
Total assets	$17,857	$297,214	$—	$315,071
Liabilities:
Contingent consideration liability	$—	$—	$6,541	$6,541
Interest rate swap	—	241	—	241
Forward loan sale commitments	—	112	—	112
Total liabilities	$—	$353	$6,541	$6,894
At June 30, 2015 and December 31, 2014, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2015
Sterner Insurance Associates	$680	$1,525	$—	$402	$2,607
Girard Partners	5,503	—	620	(112)	4,771
John T. Fretz Insurance Agency	358	—	260	80	178
Total contingent consideration liability	$6,541	$1,525	$880	$370	$7,556

	Six Months Ended June 30, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2014
Girard Partners	$—	$5,470	$—	$384	$5,854
John T. Fretz Insurance Agency	501	—	310	142	333
Total contingent consideration liability	$501	$5,470	$310	$526	$6,187
*Includes adjustments during the measurement period in accordance with ASC Topic 805.

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	At June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$38,503	$38,503
Total	$—	$—	$38,503	$38,503

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,193	$55,193
Total	$—	$—	$55,193	$55,193

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2015 and December 31, 2014. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$35,165	$—	$—	$35,165	$35,165
Held-to-maturity securities	—	43,431	—	43,431	43,135
Loans held for sale	—	9,060	—	9,060	8,831
Net loans and leases held for investment	—	—	2,047,354	2,047,354	2,049,752
Mortgage servicing rights	—	—	7,828	7,828	5,696
Other real estate owned	—	955	—	955	955
Total assets	$35,165	$53,446	$2,055,182	$2,143,793	$2,143,534
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,807,344	$—	$—	$1,807,344	$1,807,344
Time deposits	—	457,569	—	457,569	455,681
Total deposits	1,807,344	457,569	—	2,264,913	2,263,025
Short-term borrowings	—	59,274	—	59,274	61,176
Subordinated notes	—	50,000	—	50,000	49,304
Total liabilities	$1,807,344	$566,843	$—	$2,374,187	$2,373,505
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,742)	$—	$(1,742)	$—

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,565	$—	$—	$38,565	$38,565
Held-to-maturity securities	—	54,765	—	54,765	54,347
Loans held for sale	—	3,374	—	3,374	3,302
Net loans and leases held for investment	—	—	1,555,033	1,555,033	1,550,770
Mortgage servicing rights	—	—	6,941	6,941	5,509
Other real estate owned	—	955	—	955	955
Total assets	$38,565	$59,094	$1,561,974	$1,659,633	$1,653,448
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,608,748	$—	$—	$1,608,748	$1,608,748
Time deposits	—	254,224	—	254,224	252,593
Total deposits	1,608,748	254,224	—	1,862,972	1,861,341
Short-term borrowings	—	38,631	—	38,631	41,974
Total liabilities	$1,608,748	$292,855	$—	$1,901,603	$1,903,315
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,420)	$—	$(1,420)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2015, two non-accrual construction loans for one borrower were transferred to loans held for sale for $4.0 million (while remaining in non-accrual status) as an agreement was reached to sell the loans prior to December 31, 2015. The fair value of the non-accrual construction loans was measured based on the sale price and is classified within Level 2 in the fair value hierarchy. There were no valuation adjustments for loans held for sale at June 30, 2015 and December 31, 2014.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2015, impaired loans held for investment had a carrying amount of $38.9 million with a valuation allowance of $444 thousand. At December 31, 2014, impaired loans held for investment had a carrying amount of $56.2 million with a valuation allowance of $998 thousand.

Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2015 and December 31, 2014, mortgage servicing rights had a carrying amount of $5.7 million and $5.5 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2015, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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

Note 13. Segment Reporting
At June 30, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At June 30, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment. Prior to 2014, the Corporation had only one reportable segment, Community Banking. During 2014, the Corporation acquired Girard Partners and Sterner Insurance and realigned the investment and trust operations into its Wealth Management Reporting unit; this resulted in the three reportable segments of Banking, Wealth Management and Insurance.
The Corporation's Banking segment consists of commercial and consumer banking. The Wealth Management segment consists of investment advisory services, retirement plan services, trust, municipal pension services and broker/dealer services. The Insurance segment consists of commercial lines, personal lines, benefits and human resources consulting.
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
The following table provides total assets by reportable operating segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Banking	$2,701,275	$2,154,485	$2,125,787
Wealth Management	31,605	34,195	31,352
Insurance	25,389	22,930	20,429
Other	22,309	23,711	19,684
Consolidated assets	$2,780,578	$2,235,321	$2,197,252
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,505	$—	$—	$8	$25,513
Interest expense	1,459	—	—	674	2,133
Net interest income	24,046	—	—	(666)	23,380
Provision for loan and lease losses	1,141	—	—	—	1,141
Noninterest income	4,858	4,964	3,538	(9)	13,351
Noninterest expense*	20,115	3,301	3,718	(302)	26,832
Income (loss) before income taxes	7,648	1,663	(180)	(373)	8,758
Income taxes	1,801	636	(72)	(73)	2,292
Net income (loss)	$5,847	$1,027	$(108)	$(300)	$6,466
Capital expenditures	$1,504	$—	$8	$5	$1,517

	Three Months Ended
	June 30, 2014
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$18,716	$—	$—	$9	$18,725
Interest expense	981	—	—	—	981
Net interest income	17,735	—	—	9	17,744
Provision for loan and lease losses	1,251	—	—	—	1,251
Noninterest income	3,972	4,994	2,557	401	11,924
Noninterest expense*	16,028	3,677	2,434	(349)	21,790
Income before income taxes	4,428	1,317	123	759	6,627
Income taxes	721	488	55	283	1,547
Net income	$3,707	$829	$68	$476	$5,080
Capital expenditures	$1,244	$40	$58	$35	$1,377

	Six Months Ended
	June 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$50,235	$—	$—	$16	$50,251
Interest expense	2,886	—	—	681	3,567
Net interest income	47,349	—	—	(665)	46,684
Provision for loan and lease losses	2,215	—	—	—	2,215
Noninterest income	9,308	9,588	7,793	93	26,782
Noninterest expense*	40,762	6,987	7,017	(523)	54,243
Income (loss) before income taxes	13,680	2,601	776	(49)	17,008
Income taxes	3,003	1,010	326	87	4,426
Net income (loss)	$10,677	$1,591	$450	$(136)	$12,582
Capital expenditures	$5,095	$8	$50	$78	$5,231

	Six Months Ended
	June 30, 2014
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$37,653	$—	$—	$18	$37,671
Interest expense	1,981	—	—	(2)	1,979
Net interest income	35,672	—	—	20	35,692
Provision for loan and lease losses	2,726	—	—	—	2,726
Noninterest income	7,617	9,984	6,029	435	24,065
Noninterest expense*	31,564	7,067	4,996	(954)	42,673
Income before income taxes	8,999	2,917	1,033	1,409	14,358
Income taxes	1,479	1,092	436	545	3,552
Net income	$7,520	$1,825	$597	$864	$10,806
Capital expenditures	$1,703	$72	$67	$67	$1,909
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage usage.

Note 14. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts have led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced, it will be closing six financial centers in the third quarter of 2015 that operate in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015. These charges are included in the Banking business segment and are separately classified as a component of non-interest expense, within the consolidated statement of income.
A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2015	$—	$—	$—	$—
Restructuring charges	73	607	962	1,642
Payments	(54)	—	—	(54)
Other	—	(185)	—	(185)
Accrued at June 30, 2015	$19	$422	$962	$1,403

Note 15. Share Repurchase Plan
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the quarter, the Corporation repurchased 284,061 shares of common stock at a cost of $5.7 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,166,896 at June 30, 2015. Total shares outstanding at June 30, 2015 were 19,559,941. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net income	$6,466	$5,080	$1,386	27%	$12,582	$10,806	$1,776	16%
Net income per share:
Basic	$0.33	$0.31	$0.02	6	$0.64	$0.67	$(0.03)	(4)
Diluted	0.33	0.31	0.02	6	0.63	0.66	(0.03)	(5)
Return on average assets	0.95%	0.94%	1 BP	1	0.93%	1.00%	(7 BP)	(7)
Return on average equity	7.22%	7.14%	8 BP	1	7.04%	7.67%	(63 BP)	(8)

The Corporation reported net income of $6.5 million or $0.33 diluted earnings per share for the quarter ended June 30, 2015, a 27% increase from reported net income of $5.1 million or $0.31 diluted earnings per share for the quarter ended June 30, 2014. Net income for the six months ended June 30, 2015 was $12.6 million or $0.63 diluted earnings per share, a 16% increase in net income compared to $10.8 million or $0.66 diluted earnings per share for the comparable period in the prior year. The quarter and year-to-date financial results include the Valley Green Bank acquisition which the Corporation completed on January 1, 2015. The results for the quarter included restructuring charges related to the consolidation of six financial centers in the third quarter of 2015 under the Bank's optimization plan of $1.6 million ($1.1 million, net of tax) or $0.05 diluted earnings per share on a tax affected basis. The results also included integration and acquisition-related costs associated with Valley Green Bank for the quarter of $151 thousand and $2.0 million ($1.3 million net of tax) for the six months ended June 30, 2015 or $0.07 diluted earnings per share on a tax affected basis.

Net interest income on a tax-equivalent basis for the three months ended June 30, 2015 was $24.7 million, an increase of $5.7 million or 30% compared to the same period in 2014. The net interest margin on a tax-equivalent basis for the second quarter of 2015 was 4.03%, an increase of 17 basis points compared to 3.86% for the second quarter of 2014. Net interest income on a tax-equivalent basis for the six months ended June 30, 2015 was $49.3 million, an increase of $11.2 million or 29% compared to the same period in 2014. The net interest margin on a tax-equivalent basis for the six months ended June 30, 2015 was 4.07%, an increase of 16 basis points compared to 3.91% for the same period in the prior year. The increases in the net interest income and the net interest margin were mainly due to the acquisition of Valley Green Bank.
The provision for loan and lease losses for the three months ended June 30, 2015 was $1.1 million, a decrease of $110 thousand compared to the same period in 2014. The provision for loan and lease losses for the six months ended June 30, 2015 was $2.2 million, a decrease of $511 thousand compared to the same period in 2014.
Noninterest income for the three months ended June 30, 2015 was $13.4 million, an increase of $1.4 million, or 12% from the same period in the prior year. Noninterest income for the six months ended June 30, 2015 was $26.8 million, an increase of $2.7 million, or 11% from the same period in the prior year. The increases were primarily due to the acquisition of Sterner Insurance on July 1, 2014 and higher mortgage banking income.
Non-interest expense for the three months ended June 30, 2015 was $26.8 million, an increase of $5.0 million, or 23% from the same period in the prior year. Non-interest expense for the six months ended June 30, 2015 was $54.2 million, an increase of $11.6 million, or 27% from the same period in the prior year. Non-interest expense was impacted by the acquisition of Valley Green Bank which included integration and acquisition-related costs totaling $151 thousand and $2.0 million for the three and six months ended June 30, 2015, respectively, and additional expenses related to staffing, branch offices and operations. In addition, non-interest expense during the second quarter of 2015 included restructuring charges of $1.6 million related to the consolidation of six financial centers which will take place in the third quarter of 2015 under the Bank's optimization plan. The projected annualized savings from these consolidations is $1.9 million.
Gross loans and leases held for investment increased $481.2 million, or 30% from December 31, 2014, which included $381.1 million of loans acquired from Valley Green Bank. Organic loan growth was 6% (12% annualized) from December 31, 2014. Deposits increased $401.7 million, or 22% from December 31, 2014, which included $385.9 million of deposits acquired from Valley Green Bank. Borrowings at June 30, 2015, included $50 million in aggregate principal amount fixed-to-floating rate subordinated notes issued in a private placement transaction to institutional accredited investors completed on March 30, 2015. The subordinated notes have a five-year fixed rate of 5.10% and thereafter a rate of three-month LIBOR plus 3.544% until the maturity date of March 30, 2025, or any early redemption date.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications were $17.7 million at June 30, 2015 compared to $17.3 million at December 31, 2014 and $17.7 million at June 30, 2014. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 0.84% at June 30, 2015 compared to 1.07% at December 31, 2014 and 1.12% at June 30, 2014. Net loan and lease charge-offs were $2.5 million for the three months ended June 30, 2015 compared to $1.7 million for the same period in the prior year. Net loan and lease charge-offs were $3.3 million for the six months ended June 30, 2015, consistent with the same period in the prior year.
Capital
The Corporation and the Bank continue to remain well-capitalized at June 30, 2015. The Corporation and the Bank adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules. Total risk-based capital at June 30, 2015 under Basel III was 13.65% for the Corporation and 12.65% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the quarter, the Corporation repurchased 284,061 shares of common stock at a cost of $5.7 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,166,896 at June 30, 2015. Total shares outstanding at June 30, 2015 were 19,559,941.
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
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $425 million, which included $381 million in loans at January 1, 2015. The fair value of liabilities assumed was $390 million which included $386 million in deposits and a core deposit intangible of $1.5 million at January 1, 2015. As a result of the Valley Green Bank acquisition, the Corporation recorded goodwill of $43.4 million. The fair value estimates are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.
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
The Corporation seeks to establish itself as the financial provider of choice in the markets it serves. The Corporation plans to achieve this goal by offering a broad range of high quality financial products and services and by increasing market awareness of its brand and the benefits that can be derived from its products. The Corporation operates in an attractive market for financial services but also is in intense competition with domestic and international banking organizations and other insurance and wealth management providers for the financial services business. The Corporation has taken initiatives to achieve its business objectives by acquiring banks and other financial service providers in strategic markets, through marketing, public relations and advertising, by establishing standards of service excellence for customers, and by using technology to ensure that the needs of customers are understood and satisfied.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2015 and 2014. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three and six months ended June 30, 2015 versus 2014
Net interest income on a tax-equivalent basis for the three months ended June 30, 2015 was $24.7 million, an increase of $5.7 million or 30% from the same period in 2014. Net interest income on a tax-equivalent basis for the six months ended June 30, 2015 was $49.3 million, an increase of $11.2 million or 29% from the same period in 2014. The tax-equivalent net interest margin for the three months ended June 30, 2015 increased 17 basis points to 4.03% from 3.86% for the three months ended June 30, 2014. The tax-equivalent net interest margin for the six months ended June 30, 2015 increased 16 basis points to 4.07% from 3.91% for the six months ended June 30, 2014. The increases in net interest income and net interest margin during 2015 were mainly due to the impact of the Valley Green Bank acquisition, which included the average net interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments was was 14 basis points and 11 basis points for the three and six months ended June 30, 2015, respectively). The subordinated debt issuance increased funding costs by 15 basis points and 8 basis points for the three and six months ended June 30, 2015, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$17,767	$11	0.25%	$25,164	$17	0.27%
U.S. government obligations	129,482	351	1.09	127,631	316	0.99
Obligations of states and political subdivisions	109,449	1,354	4.96	107,021	1,373	5.15
Other debt and equity securities	136,956	753	2.21	142,318	695	1.96
Federal funds sold	825	—	—	—	—	—
Total interest-earning deposits, investments and federal funds sold	394,479	2,469	2.51	402,134	2,401	2.39
Commercial, financial and agricultural loans	434,251	4,483	4.14	404,252	3,973	3.94
Real estate—commercial and construction loans	846,318	9,913	4.70	594,929	6,442	4.34
Real estate—residential loans	482,796	5,619	4.67	284,931	2,880	4.05
Loans to individuals	29,149	389	5.35	35,770	551	6.18
Municipal loans and leases	204,931	2,431	4.76	175,952	2,112	4.81
Lease financings	69,675	1,535	8.84	70,459	1,589	9.05
Gross loans and leases	2,067,120	24,370	4.73	1,566,293	17,547	4.49
Total interest-earning assets	2,461,599	26,839	4.37	1,968,427	19,948	4.06
Cash and due from banks	32,624			31,071
Reserve for loan and lease losses	(21,373)			(25,086)
Premises and equipment, net	40,433			34,355
Other assets	226,685			170,290
Total assets	$2,739,968			$2,179,057
Liabilities:
Interest-bearing checking deposits	$370,449	67	0.07	$311,660	42	0.05
Money market savings	344,523	259	0.30	280,693	68	0.10
Regular savings	581,765	136	0.09	537,526	79	0.06
Time deposits	445,255	983	0.89	267,610	780	1.17
Total time and interest-bearing deposits	1,741,992	1,445	0.33	1,397,489	969	0.28
Short-term borrowings	45,525	13	0.11	45,429	12	0.11
Subordinated notes*	49,286	675	5.49	—	—	—
Total borrowings	94,811	688	2.91	45,429	12	0.11
Total interest-bearing liabilities	1,836,803	2,133	0.47	1,442,918	981	0.27
Noninterest-bearing deposits	500,225			422,057
Accrued expenses and other liabilities	43,786			28,593
Total liabilities	2,380,814			1,893,568
Shareholders’ Equity:
Common stock	110,271			91,332
Additional paid-in capital	120,294			61,854
Retained earnings and other equity	128,589			132,303
Total shareholders’ equity	359,154			285,489
Total liabilities and shareholders’ equity	$2,739,968			$2,179,057
Net interest income		$24,706			$18,967
Net interest spread			3.90			3.79
Effect of net interest-free funding sources			0.13			0.07
Net interest margin			4.03%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.02%			136.42%
* The interest rate on subordinated notes is calculated on a 30/360 day basis at a rate of 5.10%. The balance is net of debt issuance costs which are amortized to interest expense.

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended June 30, 2015 and 2014 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$13,474	$16	0.24%	$25,283	$31	0.25%
U.S. government obligations	134,694	730	1.09	129,457	647	1.01
Obligations of states and political subdivisions	107,048	2,676	5.04	107,386	2,829	5.31
Other debt and equity securities	136,691	1,408	2.08	146,919	1,415	1.94
Federal funds sold	3,692	2	0.11	—	—	—
Total interest-earning deposits, investments and federal funds sold	395,599	4,832	2.46	409,045	4,922	2.43
Commercial, financial and agricultural loans	428,566	8,732	4.11	398,246	7,871	3.99
Real estate—commercial and construction loans	834,178	19,544	4.72	593,007	12,955	4.41
Real estate—residential loans	477,996	11,003	4.64	283,475	5,813	4.14
Loans to individuals	29,881	796	5.37	37,200	1,135	6.15
Municipal loans and leases	204,468	4,868	4.80	175,553	4,233	4.86
Lease financings	70,509	3,118	8.92	70,883	3,221	9.16
Gross loans and leases	2,045,598	48,061	4.74	1,558,364	35,228	4.56
Total interest-earning assets	2,441,197	52,893	4.37	1,967,409	40,150	4.12
Cash and due from banks	31,420			30,513
Reserve for loan and lease losses	(21,231)			(25,206)
Premises and equipment, net	40,500			34,303
Other assets	223,988			168,803
Total assets	$2,715,874			$2,175,822
Liabilities:
Interest-bearing checking deposits	$358,234	114	0.06	$312,658	85	0.05
Money market savings	359,936	538	0.30	284,874	135	0.10
Regular savings	572,453	258	0.09	540,301	158	0.06
Time deposits	453,270	1,952	0.87	268,277	1,583	1.19
Total time and interest-bearing deposits	1,743,893	2,862	0.33	1,406,110	1,961	0.28
Short-term borrowings	46,178	23	0.10	42,546	18	0.09
Subordinated notes *	25,324	682	5.43	—	—	—
Total borrowings	71,502	705	1.99	42,546	18	0.09
Total interest-bearing liabilities	1,815,395	3,567	0.40	1,448,656	1,979	0.28
Noninterest-bearing deposits	496,142			415,446
Accrued expenses and other liabilities	43,706			27,681
Total liabilities	2,355,243			1,891,783
Shareholders’ Equity:
Common stock	110,271			91,332
Additional paid-in capital	120,227			61,814
Retained earnings and other equity	130,133			130,893
Total shareholders’ equity	360,631			284,039
Total liabilities and shareholders’ equity	$2,715,874			$2,175,822
Net interest income		$49,326			$38,171
Net interest spread			3.97			3.84
Effect of net interest-free funding sources			0.10			0.07
Net interest margin			4.07%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.47%			135.81%
* The interest rate on subordinated notes is calculated on a 30/360 day basis at a rate of 5.10%. The balance is net of debt issuance costs which are amortized to interest expense.

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the six months ended June 30, 2015 and 2014 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended June 30, 2015 Versus 2014			Six Months Ended June 30, 2015 Versus 2014
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(5)	$(1)	$(6)	$(14)	$(1)	$(15)
U.S. government obligations	5	30	35	28	55	83
Obligations of states and political subdivisions	31	(50)	(19)	(9)	(144)	(153)
Other debt and equity securities	(27)	85	58	(103)	96	(7)
Federal funds sold	—	—	—	2	—	2
Interest on deposits, investments and federal funds sold	4	64	68	(96)	6	(90)
Commercial, financial and agricultural loans	303	207	510	617	244	861
Real estate—commercial and construction loans	2,901	570	3,471	5,618	971	6,589
Real estate—residential loans	2,245	494	2,739	4,413	777	5,190
Loans to individuals	(94)	(68)	(162)	(206)	(133)	(339)
Municipal loans and leases	341	(22)	319	688	(53)	635
Lease financings	(18)	(36)	(54)	(17)	(86)	(103)
Interest and fees on loans and leases	5,678	1,145	6,823	11,113	1,720	12,833
Total interest income	5,682	1,209	6,891	11,017	1,726	12,743
Interest expense:
Interest-bearing checking deposits	8	17	25	11	17	28
Money market savings	20	171	191	47	357	404
Regular savings	8	49	57	11	89	100
Time deposits	424	(221)	203	878	(509)	369
Interest on time and interest-bearing deposits	460	16	476	947	(46)	901
Short-term borrowings	1	—	1	3	2	5
Subordinated notes	675	—	675	682	—	682
Interest on borrowings	676	—	676	685	2	687
Total interest expense	1,136	16	1,152	1,632	(44)	1,588
Net interest income	$4,546	$1,193	$5,739	$9,385	$1,770	$11,155
Interest Income
Three and six months ended June 30, 2015 versus 2014
Interest income on a tax-equivalent basis for the three months ended June 30, 2015 was $26.8 million, an increase of $6.9 million, or 35% from the same period in 2014. Interest income on a tax-equivalent basis for the six months ended June 30, 2015 was $52.9 million, an increase of $12.7 million, or 32% from the same period in 2014.The increases were mainly due to the impact of the Valley Green Bank acquisition, which included the average interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest earning assets was 11 basis points and 9 basis points for the the three and six months ended June 30, 2015, respectively). Growth in commercial real estate, residential real estate and municipal loans and leases was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment.

Interest Expense
Three and six months ended June 30, 2015 versus 2014
Interest expense for the three months ended June 30, 2015 was $2.1 million, an increase of $1.2 million from the same period in 2014. Interest expense for the six months ended June 30, 2015 was $3.6 million, an increase of $1.6 million from the same period in 2014. The increases were due to the impact of the Valley Green Bank acquisition which included the average interest-bearing deposits assumed and the net amortization of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest-bearing liabilities was 2 basis points and 3 basis points for the three and six months ended June 30, 2015, respectively). The increases in interest expense were also due to the subordinated debt issuance which increased funding costs for the three and six months ended June 30, 2015 by 15 basis points and 8 basis points, respectively.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses for the three months ended June 30, 2015 was $1.1 million, a a decrease of $110 thousand compared to $1.3 million for the same period in 2014. The provision for loan and lease losses for the six months ended June 30, 2015 was $2.2 million, a decrease of $511 thousand compared to the same period in 2014.
Noninterest Income
Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.
The following table presents noninterest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Trust fee income	$2,154	$1,931	$223	12%	$3,974	$3,830	$144	4%
Service charges on deposit accounts	1,039	1,047	(8)	(1)	2,102	2,061	41	2
Investment advisory commission and fee income	2,740	3,009	(269)	(9)	5,503	6,058	(555)	(9)
Insurance commission and fee income	3,434	2,434	1,000	41	7,580	5,766	1,814	31
Other service fee income	1,833	1,897	(64)	(3)	3,431	3,704	(273)	(7)
Bank owned life insurance income	211	443	(232)	(52)	564	821	(257)	(31)
Net gain on sales of investment securities	181	415	(234)	(56)	272	557	(285)	(51)
Net gain on mortgage banking activities	1,367	519	848	N/M	2,625	868	1,757	N/M
Other income	392	229	163	71	731	400	331	83
Total noninterest income	$13,351	$11,924	$1,427	12%	$26,782	$24,065	$2,717	11%

Three and six months ended June 30, 2015 versus 2014
Noninterest income for the three months ended June 30, 2015 was $13.4 million, an increase of $1.4 million or 12% from the same period in the prior year. Noninterest income for the six months ended June 30, 2015 was $26.8 million, an increase of $2.7 million, or 11% from the same period in the prior year.

Insurance commission and fee income increased $1.0 million for the three months and $1.8 million for the six months ended June 30, 2015, primarily due to the acquisition of Sterner Insurance on July 1, 2014. The net gain on mortgage banking activities increased $848 thousand for the three months and $1.8 million for the six months ended June 30, 2015, mainly due to an increase in purchase volume. Funded first mortgage volume for the three months increased $30.3 million or 115%, and $60.4 million or 138% for the six months ended June 30, 2015, compared to the same periods in 2014. These favorable increases were partially offset by a decline in investment advisory commission and fee income of $269 thousand for the three months and $555 thousand for the six months ended June 30, 2015. The decline in investment advisory commission and fee income was related to the fourth quarter of 2014 divestiture of approximately $375 million in marginally profitable assets under the supervision of independent consultants.
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
The following table presents noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and benefits	$11,957	$10,242	$1,715	17%	$25,271	$20,913	$4,358	21%
Commissions	2,155	1,795	360	20	3,969	3,385	584	17
Net occupancy	2,035	1,687	348	21	4,393	3,441	952	28
Equipment	1,708	1,410	298	21	3,397	2,744	653	24
Professional fees	1,066	846	220	26	1,873	1,655	218	13
Marketing and advertising	551	581	(30)	(5)	911	942	(31)	(3)
Deposit insurance premiums	422	397	25	6	834	776	58	7
Intangible expenses	893	650	243	37	1,679	1,410	269	19
Acquisition-related costs	41	516	(475)	(92)	507	559	(52)	(9)
Integration costs	110	—	110	N/M	1,484	—	1,484	N/M
Restructuring charges	1,642	—	1,642	N/M	1,642	—	1,642	N/M
Other expense	4,252	3,666	586	16	8,283	6,848	1,435	21
Total noninterest expense	$26,832	$21,790	$5,042	23%	$54,243	$42,673	$11,570	27%
Three and six months ended June 30, 2015 versus 2014
Noninterest expense for the three months ended June 30, 2015 was $26.8 million, an increase of $5.0 million or 23% from the same period in the prior year. Non-interest expense for the six months ended June 30, 2015 was $54.2 million, an increase of $11.6 million, or 27% from the same period in the prior year. Non-interest expense was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $151 thousand for the three months and $2.0 million for the six months ended June 30, 2015. Salaries and benefit expense increased $1.7 million for the three months and $4.4 million for the six months ended June 30, 2015, primarily attributable to the Valley Green Bank and Sterner Insurance acquisitions and increased pension plan expense. This increase was partially offset by higher deferred loan origination costs. Commission expense increased $360 thousand for the three months and $584 thousand for the six months ended June 30, 2015, mostly due to the increase in mortgage banking volume and the Sterner Insurance acquisition. Premises and equipment expenses increased $646 thousand for the three months and $1.6 million for the six months ended June 30, 2015 mainly due to the Valley Green Bank acquisition and increased investments in computer equipment and software.
In addition, non-interest expense during the second quarter of 2015 included restructuring charges of $1.6 million related to the consolidation of six financial centers which will take place in the third quarter of 2015 under the Bank's optimization plan which was approved and announced in April 2015. The projected annualized savings from these consolidations is $1.9 million.

Tax Provision
The provision for income taxes for the three months ended June 30, 2015 and 2014 was $2.3 million and $1.5 million, at effective rates of 26% and 23%, respectively. The provision for income taxes for the six months ended June 30, 2015 and 2014 was $4.4 million and $3.6 million at effective rates of 26% and 25%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At June 30, 2015	At December 31, 2014	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$35,165	$38,565	$(3,400)	(9)%
Investment securities	374,711	368,630	6,081	2
Loans held for sale	8,831	3,302	5,529	N/M
Loans and leases held for investment	2,107,857	1,626,625	481,232	30
Reserve for loan and lease losses	(19,602)	(20,662)	1,060	5
Premises and equipment, net	40,433	37,009	3,424	9
Goodwill and other intangibles, net	126,065	79,897	46,168	58
Bank owned life insurance	62,829	62,265	564	1
Accrued interest receivable and other assets	44,289	39,690	4,599	12
Total assets	$2,780,578	$2,235,321	$545,257	24%
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
Total investments at June 30, 2015 increased $6.1 million from December 31, 2014. Securities acquired from Valley Green Bank and purchases of $97.9 million were partially offset by sales of $37.5 million, maturities and pay-downs of $30.3 million, calls of $21.9 million and decreases in the fair value of available-for-sale investment securities of $1.7 million. The decreases in fair value of available-for-sale investment securities were primarily due to the increase in long-term interest rates during the second quarter of 2015.
Loans and Leases
Gross loans and leases held for investment at June 30, 2015 increased $481.2 million from December 31, 2014, which included $381.1 million of loans acquired from Valley Green Bank. Organic loan growth was 6% (12% annualized) from December 31, 2014. The growth in loans was primarily in commercial business loans, commercial real estate loans and residential real estate loans as economic conditions continued to improve.
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
At June 30, 2015, the recorded investment in loans held for investment and loans held for sale that were considered to be impaired was $42.9 million. The related reserve for loan losses was $444 thousand. At December 31, 2014, the recorded investment in loans that were considered to be impaired was $56.2 million. The related reserve for loan losses was $998 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the six months ended June 30, 2015 and 2014 was $952 thousand and $902 thousand, respectively. For the six months ended June 30, 2015 and 2014, additional interest income that would have been recognized under the original terms for impaired loans was $589 thousand and $598 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate, construction and business loans. Impaired loans included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a June 30, 2015 balance of $4.0 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand and was sold during the third quarter of 2014 for a pre-tax loss of $7 thousand. This credit incurred charge-offs of $3.8 million during 2014 primarily attributable to updated assessments of residential building lots securing the loans. During the second quarter of 2015, the two remaining loans were transferred to loans held for sale for $4.0 million as an agreement was reached to sell the loans associated with the credit prior to December 31, 2015. In conjunction, this credit incurred $1.3 million in charge-offs during the second quarter of 2015, as the loans were written down to the sale price. Other real estate owned was $1.0 million at June 30, 2015 and December 31, 2014, for which an agreement of sale was entered into during the fourth quarter of 2014.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$4,000	$—	$532
Loans held for investment:
Commercial, financial and agricultural	5,888	5,002	3,182
Real estate—commercial	4,639	4,413	3,901
Real estate—construction	363	5,931	7,996
Real estate—residential	2,282	1,611	1,814
Loans to individuals	—	—	1
Lease financings	525	380	316
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	17,697	17,337	17,742
Accruing troubled debt restructured loans and lease modifications not included in the above	6,099	5,469	6,340
Accruing loans and leases 90 days or more past due:
Real estate—residential	—	31	—
Loans to individuals	149	365	216
Lease financings	138	55	308
Total accruing loans and leases, 90 days or more past due	287	451	524
Total non-performing loans and leases	24,083	23,257	24,606
Other real estate owned	955	955	1,650
Total nonperforming assets	$25,038	$24,212	$26,256
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	0.84%	1.07%	1.12%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	1.14	1.43	1.55
Nonperforming assets / total assets	0.90	1.09	1.19
Allowance for loan and lease losses / loans and leases held for investment	0.93	1.27	1.52
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	1.12	1.27	1.52
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	143.11	119.18	140.00
Allowance for loan and lease losses / nonperforming loans and leases held for investment	97.60	88.84	100.08
Allowance for loan and lease losses	$19,602	$20,662	$24,094
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$2,826	$3,104	$2,225
Acquired credit impaired loans	$1,876	$—	$—

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2014
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,697	$17,337	$17,210
Nonaccrual loans and leases with partial charge-offs	5,237	6,465	6,293
Life-to-date partial charge-offs on nonaccrual loans and leases	3,119	1,831	2,852
Charge-off rate of nonaccrual loans and leases with partial charge-offs	37.3%	22.1%	31.2%
Specific reserves on impaired loans	$444	$998	$1,144

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at June 30, 2015 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $372 thousand and $338 thousand at June 30, 2015 and December 31, 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $916 thousand and $697 thousand for the three months ended June 30, 2015 and 2014, respectively. The amortization of intangible assets was $1.9 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The Corporation also has goodwill with a net carrying value of $112.5 million at June 30, 2015 and $67.7 million at December 31, 2014, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $44.8 million was related to the Valley Green and Sterner acquisitions. The Corporation recorded $43.4 million related to the Valley Green acquisition completed on January 1, 2015. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, during the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.4 million.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2015 and 2014. Since the last annual impairment analysis during 2014, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Other Assets
At June 30, 2015 and December 31, 2014, the Bank held $6.6 million and $3.3 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. In the first quarter of 2015, the Bank purchased an additional $2.3 million of Federal Reserve Bank stock due to the increase of capital with the acquisition of Valley Green Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $3.0 million at June 30, 2015 and $1.1 million at December 31, 2014. Additionally, the FHLB might require its members to increase capital stock requirements. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at June 30, 2015, the FHLB stock is recorded at cost.
Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	Change
			Amount	Percent
Deposits	$2,263,025	$1,861,341	$401,684	22%
Short-term borrowings	61,176	41,974	19,202	46
Long-term borrowings	49,304	—	49,304	N/M
Accrued interest payable and other liabilities	50,887	47,452	3,435	7
Total liabilities	$2,424,392	$1,950,767	$473,625	24%

Deposits
Total deposits increased $401.7 million or 22% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank.
Borrowings
Short-term borrowings at June 30, 2015, consisted of customer repurchase agreements on an overnight basis totaling $22.0 million and federal funds purchased of $39.2 million. Long-term borrowings at June 30, 2015 consisted of $50.0 million in aggregate principal amount subordinated notes issued by the Corporation in a private placement transaction to institutional accredited investors with net proceeds of $49.3 million.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014	Change
			Amount	Percent
Common stock	$110,271	$91,332	$18,939	21%
Additional paid-in capital	120,605	62,980	57,625	91
Retained earnings	186,530	181,851	4,679	3
Accumulated other comprehensive loss	(15,170)	(14,462)	(708)	(5)
Treasury stock	(46,050)	(37,147)	(8,903)	(24)
Total shareholders’ equity	$356,186	$284,554	$71,632	25%

The increase in shareholder's equity at June 30, 2015 of $71.6 million from December 31, 2014 was primarily related to the issuance of common stock of $18.9 million and additional paid-in capital of $57.7 million for the acquisition of Valley Green Bank. Retained earnings at June 30, 2015 were impacted by the six months of net income of $12.6 million partially offset by cash dividends declared of $7.9 million. Treasury stock increased primarily due to the purchase of 522,107 treasury shares, totaling $10.3 million under the Corporation's Board approved share repurchase program partially offset by the issuance of restricted stock.
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

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat most components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect these items in common equity Tier 1 calculations (such as unrealized gains and losses on available-for-sale securities, amounts recorded in accumulated other comprehensive income attributed to defined benefit retirement plans resulting from the initial and subsequent application of the relevant U.S. GAAP standards and accumulated net gains and losses on cash flow hedges related to items that are reported on the balance sheet at fair value.) The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. Total risk-based capital at June 30, 2015 under Basel III was 13.65% for the Corporation and 12.65% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%.
Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of June 30, 2015 and December 31, 2014 were as follows. Ratios at June 30, 2015 are under BASEL III regulatory capital rules. Ratios at December 31, 2014 are under BASEL I regulatory capital rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$329,406	13.65%	$193,014	8.00%	$241,267	10.00%
Bank	302,502	12.65	191,262	8.00	239,078	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	259,836	10.77	144,760	6.00	193,014	8.00
Bank	282,236	11.81	143,447	6.00	191,262	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	259,836	10.77	108,570	4.50	156,823	6.50
Bank	282,236	11.81	107,585	4.50	155,400	6.50
Tier 1 Capital (to Average Assets):
Corporation	259,836	9.89	105,138	4.00	131,422	5.00
Bank	282,236	10.82	104,377	4.00	130,471	5.00
At December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00
At June 30, 2015 and December 31, 2014, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2015, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The

Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.
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
Sources of Funds
Core deposits and customer repurchase agreements have historically been the most significant funding sources for the Corporation. These deposits and repurchase agreements are generated from a base of consumer, business and public customers primarily located in Bucks and Montgomery counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.
The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and bear interest at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $752.6 million. At June 30, 2015 and December 31, 2014, overnight borrowings with the FHLB were $39.2 million and $0, respectively. At June 30, 2015 and December 31, 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $69.3 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Bank maintains federal fund lines with several correspondent banks totaling $82.0 million at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2015 and December 31, 2014, the Corporation had no outstanding borrowings under this line.

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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
The following table provides information on repurchases by the Corporation of its common stock during the three months ended June 30, 2015 under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2015	170,808	$20.14	170,808	1,280,149
May 1 – 31, 2015	42,113	19.35	42,113	1,238,036
June 1 – 30, 2015	71,140	20.00	71,140	1,166,896
Total	284,061	$19.99	284,061

1.	Transactions are reported as of trade dates.

2.
On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares, or approximately 5% of the shares outstanding. On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. The repurchased shares limit is net of normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 7, 2015	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	/s/ Michael S. Keim
Michael S. Keim Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)