Form 10-Q
period 2015-09-30
UNIVEST CORP OF PENNSYLVANIA
filed 2015-11-06
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	19,525,644
(Title of Class)	(Number of shares outstanding at October 30, 2015)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2015	At December 31, 2014
ASSETS
Cash and due from banks	$32,058	$31,995
Interest-earning deposits with other banks	76,486	6,570
Investment securities held-to-maturity (fair value $41,323 and $54,765 at September 30, 2015 and December 31, 2014, respectively)	41,058	54,347
Investment securities available-for-sale	333,500	314,283
Loans held for sale	9,151	3,302
Loans and leases held for investment	2,097,807	1,626,625
Less: Reserve for loan and lease losses	(18,620)	(20,662)
Net loans and leases held for investment	2,079,187	1,605,963
Premises and equipment, net	41,110	37,009
Goodwill	112,657	67,717
Other intangibles, net of accumulated amortization and fair value adjustments of $14,484 and $11,776 at September 30, 2015 and December 31, 2014, respectively	13,068	12,180
Bank owned life insurance	71,135	62,265
Accrued interest receivable and other assets	42,158	39,690
Total assets	$2,851,568	$2,235,321
LIABILITIES
Noninterest-bearing deposits	$519,767	$449,339
Interest-bearing deposits:
Demand deposits	773,508	640,095
Savings deposits	588,319	519,314
Time deposits	491,271	252,593
Total deposits	2,372,865	1,861,341
Customer repurchase agreements	21,191	41,974
Subordinated notes	49,340	—
Accrued interest payable and other liabilities	49,063	47,452
Total liabilities	2,492,459	1,950,767
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2015 and December 31, 2014; 22,054,270 and 18,266,404 shares issued at September 30, 2015 and December 31, 2014, respectively; 19,502,613 and 16,221,607 shares outstanding at September 30, 2015 and December 31, 2014, respectively	110,271	91,332
Additional paid-in capital	120,895	62,980
Retained earnings	190,159	181,851
Accumulated other comprehensive loss, net of tax benefit	(14,979)	(14,462)
Treasury stock, at cost; 2,551,657 and 2,044,797 shares at September 30, 2015 and December 31, 2014, respectively	(47,237)	(37,147)
Total shareholders’ equity	359,109	284,554
Total liabilities and shareholders’ equity	$2,851,568	$2,235,321
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans and leases:
Taxable	$21,890	$15,921	$65,083	$46,916
Exempt from federal income taxes	1,602	1,433	4,765	4,177
Total interest and fees on loans and leases	23,492	17,354	69,848	51,093
Interest and dividends on investment securities:
Taxable	1,204	963	3,342	3,025
Exempt from federal income taxes	868	884	2,607	2,723
Interest on federal funds sold	—	—	2	—
Other interest income	21	18	37	49
Total interest income	25,585	19,219	75,836	56,890
Interest expense
Interest on deposits	1,543	971	4,405	2,932
Interest on short-term borrowings	10	7	33	25
Interest on long-term borrowings	667	—	1,349	—
Total interest expense	2,220	978	5,787	2,957
Net interest income	23,365	18,241	70,049	53,933
Provision for loan and lease losses	670	233	2,885	2,959
Net interest income after provision for loan and lease losses	22,695	18,008	67,164	50,974
Noninterest income
Trust fee income	1,904	1,862	5,878	5,692
Service charges on deposit accounts	1,069	1,073	3,171	3,134
Investment advisory commission and fee income	2,687	3,086	8,190	9,144
Insurance commission and fee income	3,232	2,881	10,812	8,647
Other service fee income	1,956	1,767	5,387	5,471
Bank owned life insurance income	306	346	870	1,167
Net gain on sales of investment securities	296	—	568	557
Net gain on mortgage banking activities	1,123	616	3,748	1,484
Net gain on sales of other real estate owned	14	195	14	195
Other income	268	684	999	1,084
Total noninterest income	12,855	12,510	39,637	36,575
Noninterest expense
Salaries and benefits	11,970	11,035	37,241	31,948
Commissions	2,174	2,200	6,143	5,585
Net occupancy	2,093	1,689	6,486	5,130
Equipment	1,831	1,426	5,228	4,170
Professional fees	1,096	744	2,969	2,399
Marketing and advertising	583	391	1,494	1,333
Deposit insurance premiums	433	386	1,267	1,162
Intangible expenses	710	352	2,389	1,762
Acquisition-related costs	—	180	507	739
Integration costs	—	8	1,484	8
Restructuring charges	—	—	1,642	—
Other expense	4,353	3,608	12,636	10,456
Total noninterest expense	25,243	22,019	79,486	64,692
Income before income taxes	10,307	8,499	27,315	22,857
Income taxes	2,779	2,264	7,205	5,816
Net income	$7,528	$6,235	$20,110	$17,041
Net income per share:
Basic	$0.39	$0.38	$1.02	$1.05
Diluted	0.39	0.38	1.02	1.05
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$10,307	$2,779	$7,528	$8,499	$2,264	$6,235
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	797	279	518	(486)	(170)	(316)
Less: reclassification adjustment for net gains on sales realized in net income	(296)	(104)	(192)	—	—	—
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	5	2	3	—	—	—
Total net unrealized gains (losses) on available-for-sale investment securities	506	177	329	(486)	(170)	(316)
Net change in fair value of interest rate swaps used in cash flow hedges	(483)	(169)	(314)	—	—	—
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	341	119	222	168	59	109
Accretion of prior service cost included in net periodic pension costs	(70)	(24)	(46)	(72)	(26)	(46)
Total defined benefit pension plans	271	95	176	96	33	63
Other comprehensive income (loss)	294	103	191	(390)	(137)	(253)
Total comprehensive income	$10,601	$2,882	$7,719	$8,109	$2,127	$5,982

	Nine Months Ended September 30,
(Dollars in thousands)	2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$27,315	$7,205	$20,110	$22,857	$5,816	$17,041
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(600)	(210)	(390)	4,972	1,741	3,231
Less: reclassification adjustment for net gains on sales realized in net income	(568)	(199)	(369)	(557)	(195)	(362)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	5	2	3	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(1,163)	(407)	(756)	4,415	1,546	2,869
Net change in fair value of interest rate swaps used in cash flow hedges	(443)	(155)	(288)	—	—	—
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	1,022	358	664	499	175	324
Accretion of prior service cost included in net periodic pension costs	(210)	(73)	(137)	(216)	(77)	(139)
Total defined benefit pension plans	812	285	527	283	98	185
Other comprehensive (loss) income	(794)	(277)	(517)	4,698	1,644	3,054
Total comprehensive income	$26,521	$6,928	$19,593	$27,555	$7,460	$20,095

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	20,110	—	—	20,110
Other comprehensive income, net of income tax	—	—	—	—	(517)	—	(517)
Cash dividends declared ($0.60 per share)	—	—	—	(11,801)	—	—	(11,801)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	92,824	—	36	(1)	—	1,801	1,836
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	18,666	—	(36)	—	—	342	306
Repurchase of cancelled restricted stock awards	(17,684)	—	277	—	—	(277)	—
Stock-based compensation	—	—	1,034	—	—	—	1,034
Net tax benefit on stock-based compensation	—	—	72	—	—	—	72
Purchases of treasury stock	(666,421)	—	—	—	—	(13,151)	(13,151)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at September 30, 2015	19,502,613	$110,271	$120,895	$190,159	$(14,979)	$(47,237)	$359,109

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2014
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506
Net income	—	—	—	17,041	—	—	17,041
Other comprehensive income, net of income tax benefit	—	—	—	—	3,054	—	3,054
Cash dividends declared ($0.60 per share)	—	—	—	(9,740)	—	—	(9,740)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	96,129	—	30	—	—	1,892	1,922
Exercise of stock options	9,500	—	11	—	—	173	184
Repurchase of cancelled restricted stock awards	(43,452)	—	735	—	—	(735)	—
Stock-based compensation	—	—	792	—	—	—	792
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(204,044)	—	—	—	—	(3,943)	(3,943)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at September 30, 2014	16,220,249	$91,332	$62,634	$179,903	$(6,901)	$(37,154)	$289,814
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$20,110	$17,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,885	2,959
Depreciation of premises and equipment	2,841	2,288
Net gain on sales of investment securities	(568)	(557)
Net gain on mortgage banking activities	(3,748)	(1,484)
Net gain on dispositions of fixed assets	(134)	(40)
Net gain on sales of other real estate owned	(14)	(195)
Bank owned life insurance income	(870)	(1,167)
Stock-based compensation	1,034	792
Intangible expenses	2,389	1,762
Other adjustments to reconcile net income to cash provided by operating activities	2,474	859
Originations of loans held for sale	(154,149)	(86,457)
Proceeds from the sale of loans held for sale	155,644	87,827
Contributions to pension and other postretirement benefit plans	(2,208)	(159)
(Increase) decrease in accrued interest receivable and other assets	(790)	1,359
Increase (decrease) in accrued interest payable and other liabilities	273	(1,911)
Net cash provided by operating activities	25,169	22,917
Cash flows from investing activities:
Net cash paid due to acquisitions	(2,967)	(9,260)
Net capital expenditures	(3,848)	(3,158)
Proceeds from maturities and calls of securities held-to-maturity	13,000	9,000
Proceeds from maturities and calls of securities available-for-sale	63,513	47,175
Proceeds from sales of securities available-for-sale	56,005	30,286
Purchases of investment securities available-for-sale	(127,271)	(41,320)
Proceeds from sale of credit card portfolio	—	8,943
Net increase in loans and leases	(97,768)	(70,344)
Net increase in interest-earning deposits	(64,997)	(2,101)
Proceeds from sales of other real estate owned	14	891
Net decrease in federal funds sold	17,442	—
Purchases of bank owned life insurance	(8,000)	—
Net cash used in by investing activities	(154,877)	(29,888)
Cash flows from financing activities:
Net increase in deposits	126,000	15,645
Net (decrease) increase in short-term borrowings	(20,783)	248
Proceeds from issuance of subordinated notes	49,267	—
Payment of contingent consideration on acquisitions	(2,631)	(310)
Purchases of treasury stock	(13,151)	(3,943)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,836	1,922
Proceeds from exercise of stock options, including excess tax benefits	378	184
Cash dividends paid	(11,145)	(9,754)
Net cash provided by financing activities	129,771	3,992
Net increase (decrease) in cash and due from banks	63	(2,979)
Cash and due from banks at beginning of year	31,995	32,646
Cash and due from banks at end of period	$32,058	$29,667
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,103	$3,122
Cash paid for income taxes, net of refunds	702	5,188
Non cash transactions:
Transfer of loans to loans held for sale	$4,000	$8,926
Assets acquired through acquisitions	425,185	—
Liabilities assumed through acquisitions	389,795	—
Contingent consideration recorded as goodwill	1,525	6,105
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) simplifying the accounting for measurement-period adjustments related to business combinations. The ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under this ASU, measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. The ASU requires additional disclosures about the impact on current period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The amendments in this ASU are effective for financial statements of public businesses issued for fiscal years and interim periods within those years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of this guidance is not anticipated to have a material impact on the Corporation's financial statements.
In April 2015, the FASB issued an ASU simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for financial statements of public business issued for fiscal years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of ASU will not impact the Corporation's balance sheet presentation as the Corporation currently follows this presentation consistent with the guidance in FASB Concepts Statement No. 6.
In May 2014, the FASB issued an ASU regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the original effective date of this guidance by one year. This guidance is now effective for fiscal years and interim periods within those years beginning after December 15, 2017, or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing.
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
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $425.2 million, which included $380.9 million in loans and $385.9 million in deposits at January 1, 2015. The fair value estimates are subject to adjustment if additional information becomes available during the measurement period in accordance with Accounting Standards Codification (ASC) Topic 805. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.

The following table summarized the consideration paid for Valley Green Bank and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Valley Green common shares outstanding	2,797,454
Exchange ratio	1.3541
Univest shares issued	3,787,866
Univest closing stock price at December 31, 2014	$20.24
Purchase price assigned to Valley Green common shares exchanged for Univest stock		$76,667
Purchase price assigned to cash in lieu of fractional shares		3
Purchase price assigned to Valley Green options settled for cash		2,236
Total purchase price		$78,906

Fair value of assets acquired:
Cash and due from banks	$4,919
Federal funds sold	17,442
Investment securities available-for-sale	12,766
Loans held for investment	380,924
Premises and equipment, net	2,973
Core deposit intangible *	1,520
Accrued interest receivable and other assets	4,641
Total identifiable assets		425,185
Fair value of liabilities assumed:
Deposits - noninterest bearing	$49,102
Deposits - interest bearing	336,810
Change in control accrued payments	2,070
Accrued interest payable and other liabilities	1,813
Total liabilities		389,795
Identifiable net assets		35,390
Goodwill resulting from merger *		$43,516
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
Investment securities available-for-sale: The estimated fair values of the investment securities available for sale, comprised of U.S. government corporations and agencies, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilized evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Management reviewed the data and assumptions used in pricing the securities.
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
For loans acquired without evidence of credit quality deterioration, the Corporation prepared the interest rate loan fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally a general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Bank, Valley Green Bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to a lack of specific familiarity with Valley Green Bank's underwriting process. Valley Green's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $379.2 million. A fair value premium of $4.4 million was recognized to reflect the fair values of loans. A fair value discount of $5.5 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income over approximately 10 years on a level yield amortization method based upon the expected life of the loans.
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
At the acquisition date, the Corporation recorded $1.7 million of acquired impaired loans subject to a nonaccretable discount difference of $5.3 million. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount of $305 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
The following is a summary of the acquired impaired loans at January 1, 2015 resulting from the acquisition with Valley Green:

(Dollars in thousands)

Contractually required principal and interest payments	$7,377
Contractual cash flows not expected to be collected (nonaccretable difference)	(5,344)
Cash flows expected to be collected	2,033
Interest component of expected cash flows (accretable difference)	(305)
Fair value of loans acquired with a deterioration of credit quality	$1,728
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
Direct costs related to the acquisition were expensed as incurred. For the nine months ended September 30, 2015, the Corporation incurred $2.0 million of Valley Green Bank integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.
Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the three and nine months ended September 30, 2015 and 2014 combine the historical consolidated results of the Corporation and Valley Green Bank and give effect to the merger as if the merger occurred on January 1, 2015 and January 1, 2014, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Valley Green Bank at their respective fair values and are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations.
The unaudited pro forma data presented below is based on, and should be read together with, the historical financial information of the Corporation included in this Form 10-Q for the indicated periods and the historical information of Valley Green Bank included in the Corporation's Current Report on Form 8-K filed with the SEC on January 7, 2015.

	Pro Forma		Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014
Net interest income	$23,365	$23,360	$70,049	$69,005
Noninterest income	12,855	12,671	39,637	37,036
Noninterest expense	25,243	25,002	79,486	72,563
Net income	7,528	7,605	20,110	21,508
Earnings per share
Basic	0.39	0.38	1.02	1.07
Diluted	0.39	0.38	1.02	1.07
* The nine months ended September 30, 2015 included integration and acquisition-related costs associated with Valley Green Bank incurred during the first and second quarters of $2.0 million ($1.3 million, net of tax), or $0.07 diluted earnings per share on a tax affected basis. The nine months ended September 30, 2015 also included restructuring charges of $1.6 million ($1.1 million, net of tax), incurred in the second quarter, related to the consolidation of six financial centers in September of 2015 under the Bank's optimization plan or $0.05 diluted earnings per share on a tax affected basis.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2015 and December 31, 2014, by contractual maturity within each type:

	At September 30, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$17,066	$176	$—	$17,242	$13,088	$82	$—	$13,170
After 1 year to 5 years	23,992	111	(22)	24,081	41,259	388	(52)	41,595
	41,058	287	(22)	41,323	54,347	470	(52)	54,765
Total	$41,058	$287	$(22)	$41,323	$54,347	$470	$(52)	$54,765
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,977	$—	$(32)	$4,945	$4,972	$—	$(127)	$4,845
	4,977	—	(32)	4,945	4,972	—	(127)	4,845
U.S. government corporations and agencies:
After 1 year to 5 years	104,893	491	(13)	105,371	122,328	48	(532)	121,844
	104,893	491	(13)	105,371	122,328	48	(532)	121,844
State and political subdivisions:
Within 1 year	—	—	—	—	600	2	—	602
After 1 year to 5 years	15,664	91	(15)	15,740	12,326	17	(59)	12,284
After 5 years to 10 years	51,605	1,446	(34)	53,017	49,554	1,616	(77)	51,093
Over 10 years	38,428	1,285	(50)	39,663	37,004	1,792	(1)	38,795
	105,697	2,822	(99)	108,420	99,484	3,427	(137)	102,774
Residential mortgage-backed securities:
After 1 year to 5 years	9,767	110	—	9,877	5,066	17	—	5,083
After 5 years to 10 years	—	—	—	—	4,856	—	(32)	4,824
Over 10 years	3,598	69	—	3,667	3,661	75	—	3,736
	13,365	179	—	13,544	13,583	92	(32)	13,643
Collateralized mortgage obligations:
Over 10 years	3,352	—	(49)	3,303	3,810	—	(85)	3,725
	3,352	—	(49)	3,303	3,810	—	(85)	3,725
Corporate bonds:
Within 1 year	—	—	—	—	4,998	22	—	5,020
After 1 year to 5 years	19,768	80	(165)	19,683	29,505	88	(244)	29,349
After 5 years to 10 years	10,403	1	(157)	10,247	20,442	—	(371)	20,071
Over 10 years	60,000	88	(2,105)	57,983	—	—	—	—
	90,171	169	(2,427)	87,913	54,945	110	(615)	54,440
Money market mutual funds:
No stated maturity	9,020	—	—	9,020	11,675	—	—	11,675
	9,020	—	—	9,020	11,675	—	—	11,675
Equity securities:
No stated maturity	556	428	—	984	854	483	—	1,337
	556	428	—	984	854	483	—	1,337
Total	$332,031	$4,089	$(2,620)	$333,500	$311,651	$4,160	$(1,528)	$314,283

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at September 30, 2015 and December 31, 2014 do not represent other-than-temporary impairments.
Securities with a carrying value of $204.5 million and $230.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
Proceeds from sales	$56,005	$30,286
Gross realized gains on sales	591	557
Gross realized losses on sales	23	—
Tax expense related to net realized gains on sales	199	195

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2015 and 2014.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis in the individual securities within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs. The Corporation realized other-than-temporary impairment charges to noninterest income of $5 thousand on its equity portfolio during the three and nine months ended September 30, 2015.
At September 30, 2015 and December 31, 2014, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2015
Securities Held-to-Maturity
Corporate bonds	$—	$—	$4,987	$(22)	$4,987	$(22)
Total	$—	$—	$4,987	$(22)	$4,987	$(22)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,945	$(32)	$4,945	$(32)
U.S. government corporations and agencies	3,004	(8)	4,995	(5)	7,999	(13)
State and political subdivisions	11,924	(90)	1,340	(9)	13,264	(99)
Collateralized mortgage obligations	—	—	3,304	(49)	3,304	(49)
Corporate bonds	49,961	(2,228)	10,799	(199)	60,760	(2,427)
Total	$64,889	$(2,326)	$25,383	$(294)	$90,272	$(2,620)
At December 31, 2014
Securities Held-to-Maturity
Corporate bonds	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Total	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,845	$(127)	$4,845	$(127)
U.S. government corporations and agencies	39,607	(80)	62,140	(452)	101,747	(532)
State and political subdivisions	10,246	(31)	9,303	(106)	19,549	(137)
Residential mortgage-backed securities	4,824	(32)	—	—	4,824	(32)
Collateralized mortgage obligations	—	—	3,725	(85)	3,725	(85)
Corporate bonds	21,949	(328)	15,805	(287)	37,754	(615)
Total	$76,626	$(471)	$95,818	$(1,057)	$172,444	$(1,528)
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total	Total
Commercial, financial and agricultural	$455,469	$27,873	$483,342	$457,827
Real estate-commercial	692,284	131,019	823,303	628,478
Real estate-construction	89,856	27,359	117,215	79,887
Real estate-residential secured for business purpose	65,371	138,593	203,964	36,932
Real estate-residential secured for personal purpose	178,387	4,199	182,586	166,850
Real estate-home equity secured for personal purpose	120,677	11,919	132,596	108,250
Loans to individuals	29,575	342	29,917	29,941
Lease financings	124,884	—	124,884	118,460
Total loans and leases held for investment, net of deferred income	$1,756,503	$341,304	$2,097,807	$1,626,625
Unearned lease income, included in the above table	$(13,822)	$—	$(13,822)	$(14,131)
Net deferred costs, included in the above table	3,700	—	3,700	3,218
Overdraft deposits included in the above table	76	—	76	50
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at September 30, 2015 totaled $341.3 million, including $1.4 million of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with ASC Topic 310-30. See Note 2, "Acquisition" for additional information.

The outstanding principal balance and carrying amount for acquired credit impaired loans at September 30, 2015 were as follows:

(Dollars in thousands)	At September 30, 2015
Outstanding principal balance	$3,949
Carrying amount	1,379
Allowance for loan losses	21

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	Nine Months Ended September 30, 2015
Beginning of period	$—
Acquisition of credit impaired loans	305
Reclassification from nonaccretable difference	476
Accretable yield amortized to interest income	(595)
Disposals	(1)
End of period	$185

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At September 30, 2015
Commercial, financial and agricultural	$914	$351	$6,731	$7,996	$475,035	$311	$483,342	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,798	228	857	2,883	819,908	512	823,303	—
Construction	20	—	363	383	116,832	—	117,215	—
Real estate—residential and home equity:
Residential secured for business purpose	1,740	84	1,787	3,611	199,860	493	203,964	—
Residential secured for personal purpose	991	—	386	1,377	181,209	—	182,586	41
Home equity secured for personal purpose	445	201	95	741	131,792	63	132,596	35
Loans to individuals	203	203	237	643	29,274	—	29,917	237
Lease financings	1,406	2,032	536	3,974	120,910	—	124,884	115
Total	$7,517	$3,099	$10,992	$21,608	$2,074,820	$1,379	$2,097,807	$428
At December 31, 2014
Commercial, financial and agricultural	$145	$747	$2,567	$3,459	$454,368	$—	$457,827	$—
Real estate—commercial real estate and construction:
Commercial real estate	361	913	1,163	2,437	626,041	—	628,478	—
Construction	—	405	5,525	5,930	73,957	—	79,887	—
Real estate—residential and home equity:
Residential secured for business purpose	167	56	713	936	35,996	—	36,932	—
Residential secured for personal purpose	409	604	60	1,073	165,777	—	166,850	—
Home equity secured for personal purpose	348	—	215	563	107,687	—	108,250	31
Loans to individuals	365	65	365	795	29,146	—	29,941	365
Lease financings	1,610	406	435	2,451	116,009	—	118,460	55
Total	$3,405	$3,196	$11,043	$17,644	$1,608,981	$—	$1,626,625	$451

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at September 30, 2015 and December 31, 2014:

	At September 30, 2015				At December 31, 2014
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Loans held for sale **	$4,000	$—	$—	$4,000	$—	$—	$—	$—
Loans and leases held for investment:
Commercial, financial and agricultural	8,593	1,959	—	10,552	5,002	2,851	—	7,853
Real estate—commercial real estate and construction:
Commercial real estate	4,223	2,474	—	6,697	4,413	2,618	—	7,031
Construction	363	—	—	363	5,931	—	—	5,931
Real estate—residential and home equity:
Residential secured for business purpose	2,301	343	—	2,644	915	—	—	915
Residential secured for personal purpose	776	—	41	817	512	—	—	512
Home equity secured for personal purpose	160	—	35	195	184	—	31	215
Loans to individuals	—	—	237	237	—	—	365	365
Lease financings	422	13	115	550	380	—	55	435
Total	$20,838	$4,789	$428	$26,055	$17,337	$5,469	$451	$23,257
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $742 thousand and $3.1 million at September 30, 2015 and December 31, 2014, respectively.
** Includes two real estate construction loans for one borrower of $4.0 million at September 30, 2015.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2015 and December 31, 2014.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2015
Grade:
1. Cash secured/ 2. Fully secured	$664	$—	$3,103	$—	$3,767
3. Strong	16,985	11,217	—	—	28,202
4. Satisfactory	25,761	20,487	8,980	11	55,239
5. Acceptable	299,950	467,266	66,203	54,479	887,898
6. Pre-watch	65,733	159,961	11,207	3,777	240,678
7. Special Mention	11,724	6,674	—	2,676	21,074
8. Substandard	34,652	26,679	363	4,428	66,122
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$455,469	$692,284	$89,856	$65,371	$1,302,980
At December 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,248	$—	$1,262	$—	$5,510
3. Strong	14,013	8,504	3,897	—	26,414
4. Satisfactory	23,931	30,587	8,731	339	63,588
5. Acceptable	301,425	402,719	55,111	24,535	783,790
6. Pre-watch	65,993	123,129	4,956	5,384	199,462
7. Special Mention	7,166	17,505	—	1,304	25,975
8. Substandard	41,051	46,034	5,930	5,370	98,385
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$457,827	$628,478	$79,887	$36,932	$1,203,124
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,013	$—	$—	$—	$1,013
3. Strong	—	—	—	—	—
4. Satisfactory	1,199	4,094	—	2,603	7,896
5. Acceptable	23,902	120,364	27,024	131,237	302,527
6. Pre-watch	212	4,252	—	2,218	6,682
7. Special Mention	442	1,466	—	257	2,165
8. Substandard	1,105	843	335	2,278	4,561
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$27,873	$131,019	$27,359	$138,593	$324,844
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At September 30, 2015
Performing	$177,570	$120,482	$29,338	$124,334	$451,724
Nonperforming	817	195	237	550	1,799
Total	$178,387	$120,677	$29,575	$124,884	$453,523
At December 31, 2014
Performing	$166,338	$108,035	$29,576	$118,025	$421,974
Nonperforming	512	215	365	435	1,527
Total	$166,850	$108,250	$29,941	$118,460	$423,501

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At September 30, 2015
Performing	$4,199	$11,919	$342	$—	$16,460
Nonperforming	—	—	—	—	—
Total	$4,199	$11,919	$342	$—	$16,460
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
Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Charge-offs	(1,917)	(138)	(90)	(10)	(144)	(172)	N/A	(2,471)
Recoveries	682	34	8	8	40	47	N/A	819
Provision (recovery of provision)	1,382	(795)	(41)	(3)	130	(1)	(24)	648
Provision for acquired credit impaired loans	—	9	13	—	—	—	—	22
Ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620
Three Months Ended September 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,714	$9,263	$1,025	$1,248	$405	$1,101	$1,338	$24,094
Charge-offs	(968)	(1,570)	(26)	(18)	(169)	(106)	N/A	(2,857)
Recoveries	88	58	9	2	53	82	N/A	292
(Recovery of provision) provision	(1,219)	1,337	(48)	(54)	43	38	136	233
Ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
Nine Months Ended September 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(3,255)	(1,834)	(114)	(148)	(392)	(591)	N/A	(6,334)
Recoveries	907	190	21	9	129	151	N/A	1,407
Provision (recovery of provision)	2,422	(397)	(177)	198	318	454	45	2,863
Provision for acquired credit impaired loans	—	9	13	—	—	—	—	22
Ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620
Nine Months Ended September 30, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(2,657)	(2,878)	(140)	(108)	(659)	(396)	N/A	(6,838)
Recoveries	197	428	57	29	212	224	N/A	1,147
Provision (recovery of provision)	286	2,758	(19)	(27)	85	2	(126)	2,959
Ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
N/A – Not applicable
* Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale in the second quarter of 2015.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$344	$—	$—	$36	$—	$—	N/A	$380
Ending balance: collectively evaluated for impairment	6,650	6,903	493	1,147	415	999	1,612	18,219
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	13	—	—	—	—	21
Total ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$13,932	$13,622	$4,278	$936	$—	$—		$32,768
Ending balance: collectively evaluated for impairment	441,537	768,518	61,093	298,128	29,575	124,884		1,723,735
Acquired non-credit impaired loans	27,562	157,866	138,100	16,055	342	—		339,925
Acquired credit impaired loans	311	512	493	63	—	—		1,379
Total ending balance	$483,342	$940,518	$203,964	$315,182	$29,917	$124,884		$2,097,807
At September 30, 2014
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$685	$27	$430	$—	$—	$—	N/A	$1,142
Ending balance: collectively evaluated for impairment	6,930	9,061	530	1,178	332	1,115	1,474	20,620
Total ending balance	$7,615	$9,088	$960	$1,178	$332	$1,115	$1,474	$21,762
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$18,214	$37,341	$2,921	$603	$—	$—		$59,079
Ending balance: collectively evaluated for impairment	420,342	675,817	32,446	267,956	30,144	111,952		1,538,657
Total ending balance	$438,556	$713,158	$35,367	$268,559	$30,144	$111,952		$1,597,736
N/A – Not applicable
Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for acquired non-impaired loans is similar to originated loans, however, the Corporation records a provision for loan loss only when the required allowance exceeds the remaining unamortized credit mark. The present value of any decreases in expected cash flows after the acquisition date of purchased impaired loans will generally result in an impairment charge recorded as a provision for loan loss, resulting in an increase to the allowance.

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2015 and December 31, 2014. The impaired loans exclude loans acquired with deteriorated credit quality.

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Loans held for sale	$4,000	$5,229		$—	$—
Loans held for investment:
Commercial, financial and agricultural	10,966	12,676		12,628	13,050
Real estate—commercial real estate	13,259	14,167		29,779	30,810
Real estate—construction	363	638		5,931	6,474
Real estate—residential secured for business purpose	4,278	4,394		3,008	3,044
Real estate—residential secured for personal purpose	524	578		512	547
Real estate—home equity secured for personal purpose	101	101		184	184
Total impaired loans with no allowance recorded	$33,491	$37,783		$52,042	$54,109
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$2,966	$3,037	$344	$3,933	$3,935	$920
Real estate—commercial real estate	—	—	—	216	216	78
Real estate—residential secured for personal purpose	252	252	23	—	—	—
Real estate—home equity secured for personal purpose	59	60	13	—	—	—
Total impaired loans with an allowance recorded	$3,277	$3,349	$380	$4,149	$4,151	$998

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Loans held for sale	$4,000	$5,229	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	13,932	15,713	344	16,561	16,985	920
Real estate—commercial real estate	13,259	14,167	—	29,995	31,026	78
Real estate—construction	363	638	—	5,931	6,474	—
Real estate—residential secured for business purpose	4,278	4,394	—	3,008	3,044	—
Real estate—residential secured for personal purpose	776	830	23	512	547	—
Real estate—home equity secured for personal purpose	160	161	13	184	184	—
Total impaired loans	$36,768	$41,132	$380	$56,191	$58,260	$998
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment.

The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $11.6 million and $33.8 million at September 30, 2015 and December 31, 2014, respectively. Specific reserves on other accruing impaired loans were $215 thousand and $476 thousand at September 30, 2015 and December 31, 2014, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$4,000	$—	$56	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	15,099	88	185	16,577	150	72
Real estate—commercial real estate	15,430	152	92	26,531	281	82
Real estate—construction	607	—	6	9,982	20	116
Real estate—residential secured for business purpose	4,394	47	58	2,643	19	13
Real estate—residential secured for personal purpose	782	—	10	590	—	9
Real estate—home equity secured for personal purpose	160	—	2	84	—	1
Loans to individuals	—	—	—	1	—	—
Total	$40,472	$287	$409	$56,408	$470	$293

*
Includes interest income recognized on a cash basis for nonaccrual loans of $15 thousand and $0 thousand for the three months ended September 30, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $272 thousand and $470 thousand for the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$1,233	$—	$57	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	15,691	346	371	14,806	401	188
Real estate—commercial real estate	23,577	778	257	25,734	816	248
Real estate—construction	4,041	—	159	11,499	103	363
Real estate—residential secured for business purpose	3,698	115	112	2,400	52	48
Real estate—residential secured for personal purpose	706	—	34	779	—	41
Real estate—home equity secured for personal purpose	174	—	8	82	—	3
Loans to individuals	—	—	—	5	—	—
Total	$49,120	$1,239	$998	$55,305	$1,372	$891

*
Includes interest income recognized on a cash basis for nonaccrual loans of $37 thousand and $23 thousand for the nine months ended September 30, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.2 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$50	$50	$—	3	$1,424	$1,424	$132
Real estate—commercial real estate	—	—	—	—	1	1,000	1,000	—
Total	1	$50	$50	$—	4	$2,424	$2,424	$132
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,140	$1,140	$71	3	$1,424	$1,424	$132
Real estate—commercial real estate	1	405	405	—	1	1,000	1,000	—
Real estate—residential secured for business purpose	1	353	353	—	—	—	—	—
Total	6	$1,898	$1,898	$71	4	$2,424	$2,424	$132
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	$122	$22	—	$—	$—	$—
Real estate—commercial real estate	—	—	—	—	1	50	50	—
Real estate—residential secured for business purpose	—	—	—	—	2	688	688	—
Total	1	$122	$122	$22	3	$738	$738	$—
The Corporation grants concessions primarily related to extensions of interest-only payment periods and an occasional payment modification. These modifications typically are for a short-term basis up to one year. The goal when restructuring a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing troubled debt restructured loans are primarily comprised of loans on which interest is being accrued under the restructured terms, and the loans are current or less than ninety days past due.

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2015 and 2014.

	Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Payments Suspended		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	—	$—	1	$50	1	$50
Total	—	$—	—	$—	—	$—	—	$—	1	$50	1	$50
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Three Months Ended September 30, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$1,299	1	$125	—	$—	3	$1,424
Real estate—commercial real estate	—	—	—	—	1	1,000	—	—	—	—	1	1,000
Total	—	$—	—	$—	3	$2,299	1	$125	—	$—	4	$2,424
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Nine Months Ended September 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—	1	$500	—	$—	2	$497	4	$1,140
Real estate—commercial real estate	—	—	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	1	353	—	—	—	—	—	—	—	—	1	353
Total	2	$496	—	$—	1	$500	—	$—	3	$902	6	$1,898
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	—	$—	—	$—	—	$—	—	$—	1	$122
Total	1	$122	—	$—	—	$—	—	$—	—	$—	1	$122
Nine Months Ended September 30, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	2	$1,299	1	$125	—	$—	3	$1,424
Real estate—commercial real estate	—	—	—	—	1	1,000	—	—	—	—	1	1,000
Total	—	$—	—	$—	3	$2,299	1	$125	—	$—	4	$2,424
Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$50	—	$—	—	$—	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	1	55	1	633	—	—	—	—	2	688
Total	—	$—	2	$105	1	$633	—	$—	—	$—	3	$738

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	2	$219	—	$—	4	$419	—	$—
Total	2	$219	—	$—	4	$419	—	$—
As a result of payment defaults during the first quarter of 2015, commercial accruing troubled debt restructured loans totaling $200 thousand were placed on nonaccrual of interest status and subsequently charged-off. As a result of payment defaults during the third quarter of 2015, commercial nonaccruing troubled debt restructured loans totaling $219 thousand incurred $98 thousand in charge-offs.
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Real estate-residential secured for personal purpose	$313	$62
Real estate-home equity secured for personal purpose	60	—
Total	$373	$62
The Corporation held no foreclosed consumer residential real estate property at September 30, 2015 and December 31, 2014.

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
Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2015 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2014	$35,058	$15,434	$17,225	$67,717
Addition to goodwill from acquisitions	43,516	—	1,424	44,940
Balance at September 30, 2015	$78,574	$15,434	$18,649	$112,657
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2015			At December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$1,520	$207	$1,313	$—	$—	$—
Customer related intangibles	14,227	8,244	5,983	13,397	6,726	6,671
Mortgage servicing rights	11,805	6,033	5,772	10,559	5,050	5,509
Total amortized intangible assets	$27,552	$14,484	$13,068	$23,956	$11,776	$12,180

The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2015 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2015		$553
2016		1,871
2017		1,544
2018		1,170
2019		847
Thereafter		1,311
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.6 million and $6.9 million at September 30, 2015 and December 31, 2014, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2015, and December 31, 2014.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning of period	$5,696	$5,378	$5,509	$5,519
Servicing rights capitalized	365	365	1,246	724
Amortization of servicing rights	(289)	(561)	(983)	(1,068)
Changes in valuation allowance	—	243	—	250
End of period	$5,772	$5,425	$5,772	$5,425
Mortgage loans serviced for others	$848,160	$779,701	$848,160	$779,701
Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Valuation allowance, beginning of period	$—	$(243)	$—	$(250)
Additions	—	—	—	—
Reductions	—	243	—	250
Direct write-downs	—	—	—	—
Valuation allowance, end of period	$—	$—	$—	$—
The estimated amortization expense of mortgage servicing rights for the remainder of 2015 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2015		$229
2016		885
2017		761
2018		649
2019		550
Thereafter		2,698
Note 6. Income Taxes
At September 30, 2015 and December 31, 2014, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At September 30, 2015, the Corporation’s tax years 2012 through 2014 remain subject to federal examination as well as examination by state taxing jurisdictions.
Note 7. Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits, a portion of which is in excess of limits imposed on qualified plans by federal tax law; these plans are non-qualified benefit plans. These non-qualified benefit plans are not offered to new participants; all current participants are now retired. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$193	$137	$15	$19
Interest cost	488	476	28	32
Expected return on plan assets	(756)	(746)	—	—
Amortization of net actuarial loss	328	164	13	4
Accretion of prior service cost	(70)	(71)	—	(1)
Net periodic benefit cost (income)	$183	$(40)	$56	$54

	Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$579	$410	$44	$56
Interest cost	1,463	1,426	83	99
Expected return on plan assets	(2,268)	(2,236)	—	—
Amortization of net actuarial loss	982	490	40	9
Accretion of prior service cost	(210)	(212)	—	(4)
Net periodic benefit cost (income)	$546	$(122)	$167	$160
The Corporation contributed $2.0 million to its qualified retirement plan during the nine months ended September 30, 2015. The Corporation previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make contributions of $166 thousand to its non-qualified retirement plans and $113 thousand to its other postretirement benefit plans in 2015. During the nine months ended September 30, 2015, the Corporation contributed $138 thousand to its non-qualified retirement plans and $70 thousand to its other postretirement plans. During the nine months ended September 30, 2015, $1.8 million was paid to participants from the retirement plans and $70 thousand was paid to participants from the other postretirement plans.
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
Note 9. Earnings per Share
The Corporation uses the two-class method to calculate earnings per share as the unvested restricted stock issued under the Corporation's equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$7,528	$6,235	$20,110	$17,041
Net income allocated to unvested restricted stock	(66)	(64)	(177)	(193)
Net income allocated to common shares	$7,462	$6,171	$19,933	$16,848
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	19,337	16,059	19,537	16,058
Effect of dilutive securities—employee stock options	31	23	28	22
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	19,368	16,082	19,565	16,080
Basic earnings per share	$0.39	$0.38	$1.02	$1.05
Diluted earnings per share	$0.39	$0.38	$1.02	$1.05
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	565	554	550	563

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	(756)	(288)	527	(517)
Balance, September 30, 2015	$955	$(445)	$(15,489)	$(14,979)
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	2,869	—	185	3,054
Balance, September 30, 2014	$1,397	$—	$(8,298)	$(6,901)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net unrealized holding gains (losses) on available-for-sale investment securities:
	$296	$—	$568	$557	Net gain on sales of investment securities
	(5)	—	(5)	—	Other-than-temporary impairment on equity securities
	291	—	563	557	Total before tax
	(102)	—	(197)	(195)	Tax expense
	$189	$—	$366	$362	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(341)	$(168)	$(1,022)	$(499)
Accretion of prior service cost included in net periodic pension costs*	70	72	210	216
	(271)	(96)	(812)	(283)	Total before tax
	95	33	285	98	Tax benefit
	$(176)	$(63)	$(527)	$(185)	Net of tax

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
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At September 30, 2015, the notional amount of the cash flow hedge was $19.4 million, with a negative fair value of $685 thousand. The Corporation has pledged $700 thousand to the counterparty as collateral for the negative fair value.
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2015
Interest rate locks with customers	$38,965	Other Assets	$1,264		$—
Forward loan sale commitments	44,726		—	Other Liabilities	184
Total	$83,691		$1,264		$184
At December 31, 2014
Interest rate locks with customers	$27,007	Other Assets	$788		$—
Forward loan sale commitments	30,537		—	Other Liabilities	112
Total	$57,544		$788		$112

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2015 and December 31, 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2015
Interest rate swap - cash flow hedge	$19,440		$—	Other Liabilities	$685
Total	$19,440		$—		$685
At December 31, 2014
Interest rate swap - cash flow hedge	$19,945		$—	Other Liabilities	$241
Total	$19,945		$—		$241

For the three and nine months ended September 30, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2015	2014	2015	2014
Interest rate locks with customers	Net gain on mortgage banking activities	$339	$(109)	$476	$339
Forward loan sale commitments	Net loss on mortgage banking activities	(321)	99	(72)	(114)
Total		$18	$(10)	$404	$225

For the three and nine months ended September 30, 2015 and 2014, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2015	2014	2015	2014
Interest rate swap—cash flow hedge—interest payments	Interest expense	$95	—	$286	—
Net loss		$(95)	$—	$(286)	$—

At September 30, 2015 and December 31, 2014, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2015	At December 31, 2014
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(445)	$(157)
Total		$(445)	$(157)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to make the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at September 30, 2015.
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

For the Sterner Insurance Associates acquisition, the potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $3.9 million over the two-year period ending June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
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
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflected that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. Therefore, as of September 30, 2015, the fair value of this contingent consideration liability is $0. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015.
The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, classified using the fair value hierarchy:

	At September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,945	$—	$—	$4,945
U.S. government corporations and agencies	—	105,371	—	105,371
State and political subdivisions	—	108,420	—	108,420
Residential mortgage-backed securities	—	13,544	—	13,544
Collateralized mortgage obligations	—	3,303	—	3,303
Corporate bonds	—	87,913	—	87,913
Money market mutual funds	9,020	—	—	9,020
Equity securities	984	—	—	984
Total available-for-sale securities	14,949	318,551	—	333,500
Interest rate locks with customers	—	1,264	—	1,264
Total assets	$14,949	$319,815	$—	$334,764
Liabilities:
Contingent consideration liability	$—	$—	$5,956	$5,956
Interest rate swap	—	685	—	685
Forward loan sale commitments	—	184	—	184
Total liabilities	$—	$869	$5,956	$6,825

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,845	$—	$—	$4,845
U.S. government corporations and agencies	—	121,844	—	121,844
State and political subdivisions	—	102,774	—	102,774
Residential mortgage-backed securities	—	13,643	—	13,643
Collateralized mortgage obligations	—	3,725	—	3,725
Corporate bonds	—	54,440	—	54,440
Money market mutual funds	11,675	—	—	11,675
Equity securities	1,337	—	—	1,337
Total available-for-sale securities	17,857	296,426	—	314,283
Interest rate locks with customers	—	788	—	788
Total assets	$17,857	$297,214	$—	$315,071
Liabilities:
Contingent consideration liability	$—	$—	$6,541	$6,541
Interest rate swap	—	241	—	241
Forward loan sale commitments	—	112	—	112
Total liabilities	$—	$353	$6,541	$6,894
At September 30, 2015 and December 31, 2014, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2015
Sterner Insurance Associates	$680	$1,525	$1,751	$535	$989
Girard Partners	5,503	—	620	(102)	4,781
John T. Fretz Insurance Agency	358	—	260	88	186
Total contingent consideration liability	$6,541	$1,525	$2,631	$521	$5,956

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2014
Sterner Insurance Associates	$—	$635	$—	$22	$657
Girard Partners	$—	$5,470	$—	$197	$5,667
John T. Fretz Insurance Agency	501	—	310	154	345
Total contingent consideration liability	$501	$6,105	$310	$373	$6,669
*Includes adjustments during the measurement period in accordance with ASC Topic 805.

The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

	At September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$32,388	$32,388
Total	$—	$—	$32,388	$32,388

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,193	$55,193
Total	$—	$—	$55,193	$55,193

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2015 and December 31, 2014. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$108,544	$—	$—	$108,544	$108,544
Held-to-maturity securities	—	41,323	—	41,323	41,058
Loans held for sale	—	9,169	—	9,169	9,151
Net loans and leases held for investment	—	—	2,042,152	2,042,152	2,046,799
Mortgage servicing rights	—	—	7,592	7,592	5,772
Other real estate owned	—	955	—	955	955
Total assets	$108,544	$51,447	$2,049,744	$2,209,735	$2,212,279
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,881,594	$—	$—	$1,881,594	$1,881,594
Time deposits	—	492,950	—	492,950	491,271
Total deposits	1,881,594	492,950	—	2,374,544	2,372,865
Short-term borrowings	—	19,555	—	19,555	21,191
Subordinated notes	—	50,125	—	50,125	49,340
Total liabilities	$1,881,594	$562,630	$—	$2,444,224	$2,443,396
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,763)	$—	$(1,763)	$—

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,565	$—	$—	$38,565	$38,565
Held-to-maturity securities	—	54,765	—	54,765	54,347
Loans held for sale	—	3,374	—	3,374	3,302
Net loans and leases held for investment	—	—	1,555,033	1,555,033	1,550,770
Mortgage servicing rights	—	—	6,941	6,941	5,509
Other real estate owned	—	955	—	955	955
Total assets	$38,565	$59,094	$1,561,974	$1,659,633	$1,653,448
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,608,748	$—	$—	$1,608,748	$1,608,748
Time deposits	—	254,224	—	254,224	252,593
Total deposits	1,608,748	254,224	—	1,862,972	1,861,341
Short-term borrowings	—	38,631	—	38,631	41,974
Total liabilities	$1,608,748	$292,855	$—	$1,901,603	$1,903,315
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,420)	$—	$(1,420)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2015, loans held for sale included two non-accrual construction loans for one borrower for $4.0 million. These loans were transferred to loans held for sale in the second quarter of 2015 (while remaining in non-accrual status), as an agreement was reached to sell the loans prior to December 31, 2015. The fair value of the non-accrual construction loans was measured based on the sale price and is classified within Level 2 in the fair value hierarchy. There were no valuation adjustments for loans held for sale at September 30, 2015 and December 31, 2014.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2015, impaired loans held for investment had a carrying amount of $32.8 million with a valuation allowance of $380 thousand. At December 31, 2014, impaired loans held for investment had a carrying amount of $56.2 million with a valuation allowance of $998 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2015 and December 31, 2014, mortgage servicing rights had a carrying amount of $5.8 million and $5.5 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2015, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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

Note 13. Segment Reporting
At September 30, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At September 30, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment. Prior to 2014, the Corporation had only one reportable segment, Community Banking. During 2014, the Corporation acquired Girard Partners and Sterner Insurance and realigned the investment and trust operations into its Wealth Management Reporting unit; this resulted in the three reportable segments of Banking, Wealth Management and Insurance.
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
The following table provides total assets by reportable operating segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Banking	$2,773,279	$2,154,485	$2,147,763
Wealth Management	32,793	34,195	32,908
Insurance	23,825	22,930	21,930
Other	21,671	23,711	19,595
Consolidated assets	$2,851,568	$2,235,321	$2,222,196
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,576	$—	$—	$9	$25,585
Interest expense	2,220	—	—	—	2,220
Net interest income	23,356	—	—	9	23,365
Provision for loan and lease losses	670	—	—	—	670
Noninterest income	4,932	4,628	3,345	(50)	12,855
Noninterest expense	18,408	3,410	3,109	316	25,243
Intersegment (revenue) expense*	(554)	259	295	—	—
Income (loss) before income taxes	9,764	959	(59)	(357)	10,307
Income taxes	2,495	368	(44)	(40)	2,779
Net income (loss)	$7,269	$591	$(15)	$(317)	$7,528
Capital expenditures	$925	$1	$3	$138	$1,067

	Three Months Ended
	September 30, 2014
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$19,211	$—	$—	$8	$19,219
Interest expense	978	—	—	—	978
Net interest income	18,233	—	—	8	18,241
Provision for loan and lease losses	233	—	—	—	233
Noninterest income	4,536	4,985	3,001	(12)	12,510
Noninterest expense	16,279	3,263	2,820	(343)	22,019
Intersegment (revenue) expense*	(660)	214	446	—	—
Income (loss) before income taxes	6,917	1,508	(265)	339	8,499
Income taxes	1,599	580	(105)	190	2,264
Net income (loss)	$5,318	$928	$(160)	$149	$6,235
Capital expenditures	$313	$25	$16	$82	$436

	Nine Months Ended
	September 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$75,811	$—	$—	$25	$75,836
Interest expense	5,787	—	—	—	5,787
Net interest income	70,024	—	—	25	70,049
Provision for loan and lease losses	2,885	—	—	—	2,885
Noninterest income	14,240	14,216	11,138	43	39,637
Noninterest expense	59,595	9,903	9,514	474	79,486
Intersegment (revenue) expense*	(1,583)	676	907	—	—
Income (loss) before income taxes	23,367	3,637	717	(406)	27,315
Income taxes	5,471	1,405	282	47	7,205
Net income (loss)	$17,896	$2,232	$435	$(453)	$20,110
Capital expenditures	$6,020	$9	$53	$216	$6,298

	Nine Months Ended
	September 30, 2014
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$56,864	$—	$—	$26	$56,890
Interest expense	2,959	—	—	(2)	2,957
Net interest income	53,905	—	—	28	53,933
Provision for loan and lease losses	2,959	—	—	—	2,959
Noninterest income	12,153	14,969	9,030	423	36,575
Noninterest expense	48,800	9,869	7,320	(1,297)	64,692
Intersegment (revenue) expense*	(1,616)	674	942	—	—
Income before income taxes	15,915	4,426	768	1,748	22,857
Income taxes	3,078	1,672	331	735	5,816
Net income	$12,837	$2,754	$437	$1,013	$17,041
Capital expenditures	$2,016	$97	$83	$149	$2,345
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage usage.

Note 14. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts have led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced, six financial centers were closed in September 2015 that operated in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015. These charges are included in the Banking business segment and are separately classified as a component of non-interest expense, within the consolidated statement of income.
A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2015	$—	$—	$—	$—
Restructuring charges	73	607	962	1,642
Payments	(67)	—	(46)	(113)
Accelerated depreciation	—	(379)	—	(379)
Accrued at September 30, 2015	$6	$228	$916	$1,150
Note 15. Share Repurchase Plan
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the quarter, the Corporation repurchased 86,650 shares of common stock at a cost of $1.8 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,080,246 at September 30, 2015. Total shares outstanding at September 30, 2015 were 19,502,613. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net income	$7,528	$6,235	$1,293	21%	$20,110	$17,041	$3,069	18%
Net income per share:
Basic	$0.39	$0.38	$0.01	3	$1.02	$1.05	$(0.03)	(3)
Diluted	0.39	0.38	0.01	3	1.02	1.05	(0.03)	(3)
Return on average assets	1.06%	1.12%	(6 BP)	(5)	0.98%	1.04%	(6 BP)	(6)
Return on average equity	8.36%	8.58%	(22 BP)	(3)	7.48%	7.98%	(50 BP)	(6)

The Corporation reported net income of $7.5 million or $0.39 diluted earnings per share for the quarter ended September 30, 2015, a 21% increase from reported net income of $6.2 million or $0.38 diluted earnings per share for the quarter ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $20.1 million or $1.02 diluted earnings per share, an 18% increase in net income compared to $17.0 million or $1.05 diluted earnings per share for the comparable period in the prior year. The quarter and year-to-date financial results include the Valley Green Bank acquisition which the Corporation completed on January 1, 2015. The results for the nine months ended September 30, 2015 included $2.0 million ($1.3 million net of tax) of integration and acquisition-related costs associated with Valley Green Bank, incurred during the first and second quarters, or $0.07 diluted earnings per share on a year-to-date tax affected basis. In addition, the results for the nine months ended September 30, 2015 also included $1.6 million ($1.1 million, net of tax) of restructuring charges, incurred in the second quarter, related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan or $0.05 diluted earnings per share on a tax affected basis.

Net interest income on a tax-equivalent basis for the three months ended September 30, 2015 was $24.7 million, an increase of $5.2 million or 27% compared to the same period in 2014. The net interest margin on a tax-equivalent basis for the third quarter of 2015 was 3.89%, compared to 3.88% for the third quarter of 2014. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2015 was $74.0 million, an increase of $16.3 million or 28% compared to the same period in 2014. The net interest margin on a tax-equivalent basis for the nine months ended September 30, 2015 was 4.01%, an increase of 11 basis points compared to 3.90% for the same period in the prior year. The increase in net interest income was mainly due to the acquisition of Valley Green Bank.

The provision for loan and lease losses for the three months ended September 30, 2015 was $670 thousand, compared to $233 thousand for the same period in 2014. The provision for loan and lease losses for the nine months ended September 30, 2015 of $2.9 million was consistent with the same period in the prior year.
Noninterest income for the three months ended September 30, 2015 was $12.9 million, an increase of $345 thousand, or 3% from the same period in the prior year. Noninterest income for the nine months ended September 30, 2015 was $39.6 million, an increase of $3.1 million, or 8% from the same period in the prior year. The year-to date increase was primarily due to the acquisition of Sterner Insurance on July 1, 2014 and higher mortgage banking income partially offset by a decline in investment advisory commission and fee income.
Non-interest expense for the three months ended September 30, 2015 was $25.2 million, an increase of $3.2 million, or 15% from the same period in the prior year. Non-interest expense for the nine months ended September 30, 2015 was $79.5 million, an increase of $14.8 million, or 23% from the same period in the prior year. Non-interest expense was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $2.0 million for the nine months ended September 30, 2015, and additional expenses related to staffing, branch offices and operations. In addition, non-interest expense for the nine months ended September 30, 2015 included restructuring charges of $1.6 million recognized during the second quarter related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan. The projected annualized savings from these consolidations is $1.9 million
Gross loans and leases held for investment increased $471.2 million, or 29% from December 31, 2014, which included $380.9 million of loans acquired from Valley Green Bank. Organic loan growth was 6% (8% annualized) from December 31, 2014. Deposits increased $511.5 million, or 27% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank and an increase in public funds mostly due to seasonal tax deposits. Borrowings at September 30, 2015, included $50 million in aggregate principal amount fixed-to-floating rate subordinated notes issued in a private placement transaction to institutional accredited investors completed on March 30, 2015. The subordinated notes have a five-year fixed rate of 5.10% and thereafter a rate of three-month LIBOR plus 3.544% until the maturity date of March 30, 2025, or any early redemption date.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications were $20.8 million at September 30, 2015 compared to $17.3 million at December 31, 2014 and $18.8 million at September 30, 2014. Nonaccrual loans and leases as a percentage of total loans and leases (held for investment and nonaccrual loans held for sale) were 0.99% at September 30, 2015 compared to 1.07% at December 31, 2014 and 1.18% at September 30, 2014. Net loan and lease charge-offs were $1.7 million for the three months ended September 30, 2015 compared to $2.6 million for the same period in the prior year. Net loan and lease charge-offs were $4.9 million for the nine months ended September 30, 2015, compared to $5.7 million in the same period in the prior year.
Capital
The Corporation and the Bank continue to remain well-capitalized at September 30, 2015. The Corporation and the Bank adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules. Total risk-based capital at September 30, 2015 under Basel III was 13.68% for the Corporation and 12.7% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the quarter, the Corporation repurchased 86,650 shares of common stock at a cost of $1.8 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,080,246 at September 30, 2015. Total shares outstanding at September 30, 2015 were 19,502,613.
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
The transaction is being accounted for using the acquisition method of accounting, which requires the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $425.2 million, which included $380.9 million in loans at January 1, 2015. The fair value of liabilities assumed was $389.8 million which included $385.9 million in deposits and a core deposit intangible of $1.5 million at January 1, 2015. As a result of the Valley Green Bank acquisition, the Corporation recorded goodwill of $43.5 million. The fair value estimates are subject to adjustment if additional information becomes available. Such adjustments, may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities. The results of Valley Green Bank's operations have been included in the Corporation's consolidated financial statements prospectively from the date of the merger.
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

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and nine months ended September 30, 2015 and 2014. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three and nine months ended September 30, 2015 versus 2014
Net interest income on a tax-equivalent basis for the three months ended September 30, 2015 was $24.7 million, an increase of $5.2 million or 27% from the same period in 2014. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2015 was $74.0 million, an increase of $16.3 million or 28% from the same period in 2014. The tax-equivalent net interest margin for the three months ended September 30, 2015 was 3.89% compared to 3.88% for the three months ended September 30, 2014. The tax-equivalent net interest margin for the nine months ended September 30, 2015 increased 11 basis points to 4.01% from 3.90% for the nine months ended September 30, 2014. The increase in net interest income during 2015 was mainly due to the impact of the Valley Green Bank acquisition, which included the average net interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments was was 8 basis points and 10 basis points for the three and nine months ended September 30, 2015, respectively). The subordinated debt issuance increased funding costs by 14 basis points and 9 basis points for the three and nine months ended September 30, 2015, respectively.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$50,514	$21	0.16%	$34,701	$18	0.21%
U.S. government obligations	119,712	345	1.14	127,505	320	1.00
Obligations of states and political subdivisions	109,300	1,335	4.85	107,039	1,360	5.04
Other debt and equity securities	139,825	859	2.44	125,730	643	2.03
Total interest-earning deposits and investments	419,351	2,560	2.42	394,975	2,341	2.35
Commercial, financial and agricultural loans	423,912	4,219	3.95	394,297	4,054	4.08
Real estate—commercial and construction loans	857,181	9,942	4.60	622,249	6,722	4.29
Real estate—residential loans	509,599	5,786	4.50	298,530	3,067	4.08
Loans to individuals	28,957	388	5.32	30,616	492	6.38
Municipal loans and leases	205,302	2,450	4.73	181,170	2,214	4.85
Lease financings	73,056	1,555	8.44	71,103	1,586	8.85
Gross loans and leases	2,098,007	24,340	4.60	1,597,965	18,135	4.50
Total interest-earning assets	2,517,358	26,900	4.24	1,992,940	20,476	4.08
Cash and due from banks	35,419			36,600
Reserve for loan and lease losses	(20,494)			(24,450)
Premises and equipment, net	40,852			35,580
Other assets	231,443			176,804
Total assets	$2,804,578			$2,217,474
Liabilities:
Interest-bearing checking deposits	$375,362	77	0.08	$316,923	44	0.06
Money market savings	361,530	318	0.35	290,194	79	0.11
Regular savings	590,331	134	0.09	537,175	80	0.06
Time deposits	463,524	1,014	0.87	265,293	768	1.15
Total time and interest-bearing deposits	1,790,747	1,543	0.34	1,409,585	971	0.27
Short-term borrowings	30,520	10	0.13	38,763	7	0.07
Subordinated notes*	49,321	667	5.37	—	—	—
Total borrowings	79,841	677	3.36	38,763	7	0.07
Total interest-bearing liabilities	1,870,588	2,220	0.47	1,448,348	978	0.27
Noninterest-bearing deposits	534,302			450,553
Accrued expenses and other liabilities	42,538			30,144
Total liabilities	2,447,428			1,929,045
Shareholders’ Equity:
Common stock	110,271			91,332
Additional paid-in capital	120,770			62,268
Retained earnings and other equity	126,109			134,829
Total shareholders’ equity	357,150			288,429
Total liabilities and shareholders’ equity	$2,804,578			$2,217,474
Net interest income		$24,680			$19,498
Net interest spread			3.77			3.81
Effect of net interest-free funding sources			0.12			0.07
Net interest margin			3.89%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.58%			137.60%
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
Tax-equivalent amounts for the three months ended September 30, 2015 and 2014 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$25,957	$37	0.19%	$28,457	$49	0.23%
U.S. government obligations	129,646	1,075	1.11	128,799	967	1.00
Obligations of states and political subdivisions	107,807	4,011	4.97	107,269	4,189	5.22
Other debt and equity securities	137,747	2,267	2.20	139,779	2,058	1.97
Federal funds sold	2,448	2	0.11	—	—	—
Total interest-earning deposits, investments and federal funds sold	403,605	7,392	2.45	404,304	7,263	2.40
Commercial, financial and agricultural loans	426,997	12,951	4.06	396,915	11,925	4.02
Real estate—commercial and construction loans	841,930	29,486	4.68	602,862	19,692	4.37
Real estate—residential loans	488,646	16,789	4.59	288,548	8,865	4.11
Loans to individuals	29,570	1,184	5.35	34,981	1,627	6.22
Municipal loans and leases	204,748	7,318	4.78	177,446	6,447	4.86
Lease financings	71,368	4,673	8.75	70,957	4,807	9.06
Gross loans and leases	2,063,259	72,401	4.69	1,571,709	53,363	4.54
Total interest-earning assets	2,466,864	79,793	4.32	1,976,013	60,626	4.10
Cash and due from banks	32,768			32,564
Reserve for loan and lease losses	(20,983)			(24,951)
Premises and equipment, net	40,618			34,733
Other assets	226,500			171,499
Total assets	$2,745,767			$2,189,858
Liabilities:
Interest-bearing checking deposits	$364,006	190	0.07	$314,095	129	0.05
Money market savings	360,473	857	0.32	286,667	214	0.10
Regular savings	578,478	392	0.09	539,248	238	0.06
Time deposits	456,726	2,966	0.87	267,271	2,351	1.18
Total time and interest-bearing deposits	1,759,683	4,405	0.33	1,407,281	2,932	0.28
Short-term borrowings	40,902	33	0.11	41,271	25	0.08
Subordinated notes *	33,411	1,349	5.40	—	—	—
Total borrowings	74,313	1,382	2.49	41,271	25	0.08
Total interest-bearing liabilities	1,833,996	5,787	0.42	1,448,552	2,957	0.27
Noninterest-bearing deposits	509,002			427,277
Accrued expenses and other liabilities	43,312			28,511
Total liabilities	2,386,310			1,904,340
Shareholders’ Equity:
Common stock	110,271			91,332
Additional paid-in capital	120,409			61,967
Retained earnings and other equity	128,777			132,219
Total shareholders’ equity	359,457			285,518
Total liabilities and shareholders’ equity	$2,745,767			$2,189,858
Net interest income		$74,006			$57,669
Net interest spread			3.90			3.83
Effect of net interest-free funding sources			0.11			0.07
Net interest margin			4.01%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.51%			136.41%
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
Tax-equivalent amounts for the nine months ended September 30, 2015 and 2014 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2015 Versus 2014			September 30, 2015 Versus 2014
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$7	$(4)	$3	$(4)	$(8)	$(12)
U.S. government obligations	(20)	45	25	6	102	108
Obligations of states and political subdivisions	28	(53)	(25)	21	(199)	(178)
Other debt and equity securities	77	139	216	(30)	239	209
Federal funds sold	—	—	—	2	—	2
Interest on deposits, investments and federal funds sold	92	127	219	(5)	134	129
Commercial, financial and agricultural loans	297	(132)	165	907	119	1,026
Real estate—commercial and construction loans	2,703	517	3,220	8,308	1,486	9,794
Real estate—residential loans	2,374	345	2,719	6,782	1,142	7,924
Loans to individuals	(26)	(78)	(104)	(233)	(210)	(443)
Municipal loans and leases	292	(56)	236	978	(107)	871
Lease financings	43	(74)	(31)	28	(162)	(134)
Interest and fees on loans and leases	5,683	522	6,205	16,770	2,268	19,038
Total interest income	5,775	649	6,424	16,765	2,402	19,167
Interest expense:
Interest-bearing checking deposits	12	21	33	18	43	61
Money market savings	24	215	239	67	576	643
Regular savings	9	45	54	20	134	154
Time deposits	468	(222)	246	1,353	(738)	615
Interest on time and interest-bearing deposits	513	59	572	1,458	15	1,473
Short-term borrowings	(1)	4	3	—	8	8
Subordinated notes	667	—	667	1,349	—	1,349
Interest on borrowings	666	4	670	1,349	8	1,357
Total interest expense	1,179	63	1,242	2,807	23	2,830
Net interest income	$4,596	$586	$5,182	$13,958	$2,379	$16,337

Interest Income
Three and nine months ended September 30, 2015 versus 2014
Interest income on a tax-equivalent basis for the three months ended September 30, 2015 was $26.9 million, an increase of $6.4 million, or 31% from the same period in 2014. Interest income on a tax-equivalent basis for the nine months ended September 30, 2015 was $79.8 million, an increase of $19.2 million, or 32% from the same period in 2014. The increases were mainly due to the impact of the Valley Green Bank acquisition, which included the average interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest earning assets was 7 basis points and 8 basis points for the the three and nine months ended September 30, 2015, respectively). Growth in commercial real estate, residential real estate and municipal loans and leases was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment.

Interest Expense
Three and nine months ended September 30, 2015 versus 2014
Interest expense for the three months ended September 30, 2015 was $2.2 million, an increase of $1.2 million from the same period in 2014. Interest expense for the nine months ended September 30, 2015 was $5.8 million, an increase of $2.8 million from the same period in 2014. The increases were due to the impact of the Valley Green Bank acquisition which included the average interest-bearing deposits assumed and the net amortization of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest-bearing liabilities was 2 basis points and 3 basis points for the three and nine months ended September 30, 2015, respectively). The increases in interest expense were also due to the subordinated debt issuance which increased funding costs for the three and nine months ended September 30, 2015 by 14 basis points and 9 basis points, respectively.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses for the three months ended September 30, 2015 was $670 thousand, compared to $233 thousand for the same period in 2014. The provision for loan and lease losses of $2.9 million for the nine months ended September 30, 2015 was consistent with the same period in the prior year.
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
The following table presents noninterest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Trust fee income	$1,904	$1,862	$42	2%	$5,878	$5,692	$186	3%
Service charges on deposit accounts	1,069	1,073	(4)	—	3,171	3,134	37	1
Investment advisory commission and fee income	2,687	3,086	(399)	(13)	8,190	9,144	(954)	(10)
Insurance commission and fee income	3,232	2,881	351	12	10,812	8,647	2,165	25
Other service fee income	1,956	1,767	189	11	5,387	5,471	(84)	(2)
Bank owned life insurance income	306	346	(40)	(12)	870	1,167	(297)	(25)
Net gain on sales of investment securities	296	—	296	N/M	568	557	11	2
Net gain on mortgage banking activities	1,123	616	507	82	3,748	1,484	2,264	N/M
Net gain on sales of other real estate owned	14	195	(181)	(93)	14	195	(181)	(93)
Other income	268	684	(416)	(61)	999	1,084	(85)	(8)
Total noninterest income	$12,855	$12,510	$345	3%	$39,637	$36,575	$3,062	8%

Three and nine months ended September 30, 2015 versus 2014
Noninterest income for the three months ended September 30, 2015 was $12.9 million, an increase of $345 thousand or 3% from the same period in the prior year. Noninterest income for the nine months ended September 30, 2015 was $39.6 million, an increase of $3.1 million, or 8% from the same period in the prior year. Insurance commission and fee income increased $2.2 million for the nine months ended September 30, 2015, primarily due to the acquisition of Sterner Insurance on July 1, 2014. The net gain on mortgage banking activities increased $507 thousand for the quarter and $2.3 million for the nine months ended September 30, 2015, mainly due to an increase in purchase volume. Funded first mortgage volume for the quarter increased $7.3 million or 17%, and $67.7 million or 78% for the nine months ended September 30, 2015, compared to the same periods in 2014. These favorable increases were partially offset by a decline in investment advisory commission and fee income of $399 thousand for the quarter and $954 thousand for the nine months ended September 30, 2015. The decline in investment advisory commission and fee income was related to the fourth quarter of 2014 divestiture of approximately $375 million in marginally profitable assets under the supervision of independent consultants.
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
The following table presents noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and benefits	$11,970	$11,035	$935	8%	$37,241	$31,948	$5,293	17%
Commissions	2,174	2,200	(26)	(1)	6,143	5,585	558	10
Net occupancy	2,093	1,689	404	24	6,486	5,130	1,356	26
Equipment	1,831	1,426	405	28	5,228	4,170	1,058	25
Professional fees	1,096	744	352	47	2,969	2,399	570	24
Marketing and advertising	583	391	192	49	1,494	1,333	161	12
Deposit insurance premiums	433	386	47	12	1,267	1,162	105	9
Intangible expenses	710	352	358	N/M	2,389	1,762	627	36
Acquisition-related costs	—	180	(180)	N/M	507	739	(232)	(31)
Integration costs	—	8	(8)	N/M	1,484	8	1,476	N/M
Restructuring charges	—	—	—	—	1,642	—	1,642	N/M
Other expense	4,353	3,608	745	21	12,636	10,456	2,180	21
Total noninterest expense	$25,243	$22,019	$3,224	15%	$79,486	$64,692	$14,794	23%
Three and nine months ended September 30, 2015 versus 2014
Noninterest expense for the three months ended September 30, 2015 was $25.2 million, an increase of $3.2 million or 15% from the same period in the prior year. Non-interest expense for the nine months ended September 30, 2015 was $79.5 million, an increase of $14.8 million, or 23% from the same period in the prior year. Non-interest expense was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $2.0 million for the nine months ended September 30, 2015. Salaries and benefit expense increased $935 thousand for the quarter and $5.3 million for the nine months ended September 30, 2015, primarily attributable to the Valley Green Bank acquisition and increased pension plan expense. The Sterner Insurance acquisition also impacted year-to-date salaries and benefits expense. This increase was partially offset by higher deferred loan origination costs. Commission expense increased $558 thousand for the nine months ended September 30, 2015, mostly due to the increase in mortgage banking volume. Premises and equipment expenses increased $809 thousand for the quarter and $2.4 million for the nine months ended September 30, 2015, mainly due to the Valley Green Bank acquisition and increased investments in computer equipment and software.

In addition, non-interest expense for the nine months ended September 30, 2015 included restructuring charges of $1.6 million recognized during the second quarter related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan. The projected annualized savings from these consolidations is $1.9 million.

Tax Provision
The provision for income taxes for the three months ended September 30, 2015 and 2014 was $2.8 million and $2.3 million, at effective rates of 27% and 27%, respectively. The provision for income taxes for the nine months ended September 30, 2015 and 2014 was $7.2 million and $5.8 million at effective rates of 26% and 25%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2015	At December 31, 2014	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$108,544	$38,565	$69,979	N/M
Investment securities	374,558	368,630	5,928	2
Loans held for sale	9,151	3,302	5,849	N/M
Loans and leases held for investment	2,097,807	1,626,625	471,182	29
Reserve for loan and lease losses	(18,620)	(20,662)	2,042	10
Premises and equipment, net	41,110	37,009	4,101	11
Goodwill and other intangibles, net	125,725	79,897	45,828	57
Bank owned life insurance	71,135	62,265	8,870	14
Accrued interest receivable and other assets	42,158	39,690	2,468	6
Total assets	$2,851,568	$2,235,321	$616,247	28%

Interest-earning Deposits
Interest-earning deposits increased as of September 30, 2015 as compared to December 31, 2014 primarily due to an increase in cash maintained at the Federal Reserve Bank. This was mainly due to the seasonal inflow of public funds deposits which were primarily invested in overnight fed funds, as the Corporation’s cash position increased by $69.9 million million from December 31, 2014 to September 30, 2015.
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
Total investments at September 30, 2015 increased $5.9 million from December 31, 2014. Securities acquired from Valley Green Bank and purchases of $140.0 million were partially offset by sales of $56.0 million, maturities and pay-downs of $41.9 million, calls of $34.6 million and decreases in the fair value of available-for-sale investment securities of $1.2 million. The decreases in fair value of available-for-sale investment securities were primarily due to the increase in long-term interest rates.
Loans and Leases
Gross loans and leases held for investment at September 30, 2015 increased $471.2 million from December 31, 2014, which included $380.9 million of loans acquired from Valley Green Bank. Organic loan growth was 6% (8% annualized) from December 31, 2014. The growth in loans was primarily in commercial real estate loans and residential real estate loans.

Bank Owned Life Insurance
The Corporation purchased bank owned life insurance policies totaling $8.0 million during the three months ended September 30, 2015. The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to its employees under its benefit plans.
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
At September 30, 2015, the recorded investment in loans held for investment and loans held for sale that were considered to be impaired was $36.8 million. The related reserve for loan losses was $380 thousand. At December 31, 2014, the recorded investment in loans that were considered to be impaired was $56.2 million. The related reserve for loan losses was $998 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the nine months ended September 30, 2015 and 2014 was $1.2 million and $1.4 million, respectively. For the nine months ended September 30, 2015 and 2014, additional interest income that would have been recognized under the original terms for impaired loans was $998 thousand and $891 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate, construction and business loans. Impaired loans included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a September 30, 2015 balance of $4.0 million. During the second quarter of 2014, one of the facilities was transferred to loans held for sale for $532 thousand and was sold during the third quarter of 2014 for a pre-tax loss of $7 thousand. This credit incurred charge-offs of $3.8 million during 2014 primarily attributable to updated assessments of residential building lots securing the loans. During the second quarter of 2015, the two remaining loans were transferred to loans held for sale for $4.0 million as an agreement was reached to sell the loans associated with the credit prior to December 31, 2015. In conjunction, this credit incurred $1.3 million in charge-offs during the second quarter of 2015, as the loans were written down to the sale price. Other real estate owned was $955 thousand at September 30, 2015 and December 31, 2014, for which an agreement of sale was entered into during the fourth quarter of 2014.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$4,000	$—	$—
Loans held for investment:
Commercial, financial and agricultural	8,593	5,002	5,050
Real estate—commercial	4,223	4,413	4,482
Real estate—construction	363	5,931	7,570
Real estate—residential	3,237	1,611	1,425
Lease financings	422	380	287
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	20,838	17,337	18,814
Accruing troubled debt restructured loans and lease modifications not included in the above	4,789	5,469	5,463
Accruing loans and leases 90 days or more past due:
Real estate—residential	76	31	41
Loans to individuals	237	365	257
Lease financings	115	55	46
Total accruing loans and leases, 90 days or more past due	428	451	344
Total non-performing loans and leases	26,055	23,257	24,621
Other real estate owned	955	955	955
Total nonperforming assets	$27,010	$24,212	$25,576
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	0.99%	1.07%	1.18%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	1.24	1.43	1.54
Nonperforming assets / total assets	0.95	1.09	1.15
Allowance for loan and lease losses / loans and leases held for investment	0.89	1.27	1.36
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	1.06	1.27	1.36
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	110.58	119.18	115.67
Allowance for loan and lease losses / nonperforming loans and leases held for investment	84.43	88.84	88.39
Allowance for loan and lease losses	$18,620	$20,662	$21,762
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$742	$3,104	$3,392
Acquired credit impaired loans	$1,379	$—	$—

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2014
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$16,838	$17,337	$18,814
Nonaccrual loans and leases with partial charge-offs	8,319	6,465	5,753
Life-to-date partial charge-offs on nonaccrual loans and leases	3,945	1,831	2,550
Charge-off rate of nonaccrual loans and leases with partial charge-offs	32.2%	22.1%	30.7%
Specific reserves on impaired loans	$380	$998	$1,142

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at September 30, 2015 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $369 thousand and $338 thousand at September 30, 2015 and December 31, 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $844 thousand and $818 thousand for the three months ended September 30, 2015 and 2014, respectively. The amortization of intangible assets was $2.7 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. The Corporation also has goodwill with a net carrying value of $112.7 million at September 30, 2015 and $67.7 million at December 31, 2014, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $44.9 million was related to the Valley Green and Sterner acquisitions. The Corporation recorded $43.5 million related to the Valley Green acquisition completed on January 1, 2015. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2015 and 2014. Since the last annual impairment analysis during 2014, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Other Assets
At September 30, 2015 and December 31, 2014, the Bank held $6.6 million and $3.3 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. In the first quarter of 2015, the Bank purchased an additional $2.3 million of Federal Reserve Bank stock due to the increase of capital with the acquisition of Valley Green Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.4 million at September 30, 2015 and $1.1 million at December 31, 2014. Additionally, the FHLB might require its members to increase capital stock requirements. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at September 30, 2015, the FHLB stock is recorded at cost.
Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	Change
			Amount	Percent
Deposits	$2,372,865	$1,861,341	$511,524	27%
Short-term borrowings	21,191	41,974	(20,783)	(50)
Long-term borrowings	49,340	—	49,340	N/M
Accrued interest payable and other liabilities	49,063	47,452	1,611	3
Total liabilities	$2,492,459	$1,950,767	$541,692	28%

Deposits
Total deposits increased $511.5 million or 27% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank and an increase in public funds mostly due to seasonal tax deposits.
Borrowings
Short-term borrowings at September 30, 2015, consisted of customer repurchase agreements on an overnight basis totaling $21.2 million. Long-term borrowings at September 30, 2015 consisted of $50.0 million in aggregate principal amount subordinated notes issued by the Corporation in a private placement transaction to institutional accredited investors with net proceeds of $49.3 million.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014	Change
			Amount	Percent
Common stock	$110,271	$91,332	$18,939	21%
Additional paid-in capital	120,895	62,980	57,915	92
Retained earnings	190,159	181,851	8,308	5
Accumulated other comprehensive loss	(14,979)	(14,462)	(517)	(4)
Treasury stock	(47,237)	(37,147)	(10,090)	(27)
Total shareholders’ equity	$359,109	$284,554	$74,555	26%

The increase in shareholder's equity at September 30, 2015 of $74.6 million from December 31, 2014 was primarily related to the issuance of common stock of $18.9 million and additional paid-in capital of $57.7 million for the acquisition of Valley Green Bank. Retained earnings at September 30, 2015 were impacted by the nine months of net income of $20.1 million partially offset by cash dividends declared of $11.8 million. Treasury stock increased primarily due to the purchase of 608,757 treasury shares, totaling $12.0 million under the Corporation's Board approved share repurchase program partially offset by the issuance of restricted stock.
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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. Total risk-based capital at September 30, 2015 under Basel III was 13.68% for the Corporation and 12.70% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%.
Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of September 30, 2015 and December 31, 2014 were as follows. Ratios at September 30, 2015 are under BASEL III regulatory capital rules. Ratios at December 31, 2014 are under BASEL I regulatory capital rules.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$331,150	13.68%	$193,609	8.00%	$242,012	10.00%
Bank	304,762	12.70	191,918	8.00	239,897	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	262,550	10.85	145,207	6.00	193,609	8.00
Bank	285,502	11.90	143,938	6.00	191,918	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	262,550	10.85	108,905	4.50	157,308	6.50
Bank	285,502	11.90	107,954	4.50	155,933	6.50
Tier 1 Capital (to Average Assets):
Corporation	262,550	9.75	107,722	4.00	134,652	5.00
Bank	285,502	10.67	106,985	4.00	133,731	5.00
At December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$256,329	13.90%	$147,568	8.00%	$184,460	10.00%
Bank	238,336	13.06	145,991	8.00	182,489	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	232,946	12.63	73,784	4.00	110,676	6.00
Bank	215,497	11.81	72,995	4.00	109,493	6.00
Tier 1 Capital (to Average Assets):
Corporation	232,946	10.85	85,876	4.00	107,346	5.00
Bank	215,497	10.11	85,277	4.00	106,597	5.00
At September 30, 2015 and December 31, 2014, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2015, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.
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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $768.1 million. At September 30, 2015 and December 31, 2014, there were no outstanding borrowings with the FHLB. At September 30, 2015 and December 31, 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $194.3 million and $55.0 million, respectively, which were utilized to collateralize seasonal public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2015, the Corporation had no outstanding borrowings under this line.
The Bank maintains federal fund lines with several correspondent banks totaling $122.0 million and $82.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2015 and December 31, 2014, the Corporation had no outstanding borrowings under this line.

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
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
The following table provides information on repurchases by the Corporation of its common stock during the three months ended September 30, 2015 under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	86,650	$20.31	86,650	1,080,246
August 1 – 31, 2015	—	—	—	1,080,246
September 1 – 30, 2015	—	—	—	1,080,246
Total	86,650	$20.31	86,650

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: November 6, 2015	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	/s/ Michael S. Keim
Michael S. Keim Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)