Form 10-K
period 2015-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2016-03-04
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $381,445,883 as of June 30, 2015 based on the June 30, 2015 closing price of the Registrant's Common Stock of $20.36 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	19,611,325
(Title of Class)	(Number of shares outstanding at January 31, 2016)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 19, 2016.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I

The information contained in this report may contain forward-looking statements. When used or incorporated by reference in disclosure documents, the words “believe,” “anticipate,” “estimate,” “expect,” “project,” “target,” “goal” and similar expressions are intended to identify forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to those set forth below as well as the risk factors described in Item 1A, “Risk Factors”:

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

The Bank is a Pennsylvania state-chartered bank and trust company. As a state-chartered member bank of the Federal Reserve System, the Bank is regulated primarily by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia.

The Bank is engaged in the commercial and consumer banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm acquired in January 2014. Univest Insurance has four offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. Girard is headquartered in King of Prussia, Pennsylvania with two satellite offices in Virginia and Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisor which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, as was the acquisition of Girard Partners.

At December 31, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

At December 31, 2015, the Corporation had total assets of $2.9 billion, net loans and leases of $2.2 billion, total deposits of $2.4 billion and total shareholders’ equity of $361.6 million.

Employees

At December 31, 2015, the Corporation and its subsidiaries employed seven hundred and seventeen (717) persons. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where twenty-six Bank retail financial service centers are located. The acquisition of Valley Green Bank brought the Corporation into the Philadelphia marketplace with three full-service branches and two administrative offices for loan production. Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing and meat processing. Major companies throughout the two counties include Merck and Company, Abington Hospital-Jefferson Health, GlaxoSmithKline, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital and Northtec LLC. Unemployment rates at December 2015 were 3.0% in Montgomery County and 3.5% Bucks County, lower than Pennsylvania’s state unemployment rate of 4.8% and the federal unemployment rate of 5.0%, according to the Bureau of Labor Statistics. In addition to our hub in Montgomery and Bucks counties, we have commercial lending and insurance offices in the Lehigh Valley and Delaware and Chester counties. These areas currently represent a smaller segment of the Corporation’s market area.

The Corporation ranks fifth in market share in Montgomery County with fourteen financial service centers and ninth in Bucks County with twelve financial service centers; with 6% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 3% to 800,000 from the year 2011 to 2015, and is expected to grow another 2% through 2020, while Bucks County’s population has decreased .9% to 628,000 during the same period, but is expected to grow .5% through 2020, according to SNL Financial. The median age is 40 years and 42 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40 years in Pennsylvania and slightly higher than the median age in the United States of 38 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $81,000 for Montgomery County and $76,000 for Bucks County during 2015 and is expected to increase 8% for Montgomery County and 5% for Bucks County through 2020, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania and the United States with both at $53,000 during 2015.

Upon completion of the pending merger with Fox Chase Bancorp anticipated in the third quarter of 2016, the Corporation will expand its physical presence into the New Jersey and Chester County, Pennsylvania marketplaces.

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

In competing with other banks, savings institutions and other financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of its service area, customers and borrowers.

Other competitors, including credit unions, consumer finance companies, insurance companies, wealth management providers, leasing companies and mutual funds, compete with certain lending and deposit gathering services and insurance and wealth management services offered by the Bank and its operating segments.

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

The Bank is subject to supervision and is regularly examined by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia. The Bank is also subject to examination by the Federal Deposit Insurance Corporation.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2015. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

•
Provided for mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Created a financial stability oversight council responsible for recommending to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

Basel III
In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements include a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The final rules permit institutions, other than certain large institutions, to elect to continue to treat most components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect these items in common equity Tier 1 calculations (such as unrealized gains and losses on available-for-sale securities, amounts recorded in accumulated other comprehensive income attributed to defined benefit retirement plans resulting from the initial and subsequent application of the relevant U.S. generally accepted accounting principles and accumulated net gains and losses on cash flow hedges related to items that are reported on the balance sheet at fair value.) The new minimum capital requirements were effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 11 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB. At December 31, 2015, the Bank owned $2.2 million in FHLB capital stock.

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

On December 8, 2015 the Corporation entered into a definitive merger agreement with Fox Chase Bancorp, Inc. (Fox Chase), and its wholly-owned subsidiary, Fox Chase Bank. The transaction is expected to close in the third quarter of 2016.

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2015 to each shareholder who requests one in writing after March 31, 2016. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 197, Souderton, PA 18964.

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

Uncertainty in the financial markets and concerns regarding general economic conditions have persisted over the past few years. While general economic trends and market conditions have shown improvement, economic growth has been slow as consumers continue to recover from previously high unemployment rates, lower housing prices and foreclosures in the housing market, financial difficulties and concerns about the level of national debt. The continued economic pressures on consumers and businesses or return of recessionary conditions may adversely affect our business, financial condition, and results of operations.

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

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Bucks, Montgomery, Philadelphia and Chester counties and the Lehigh Valley area of Pennsylvania. Because of our geographic concentration, continuation of a slow economic recovery in our region or a downturn in the local economy could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A continued sluggish economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

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

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our operations. On February 26, 2016, the Corporation entered into change in control agreements with certain executive officers. As we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2015, 23% of our deposit base was comprised of noninterest-bearing deposits, of which 18% consisted of business deposits, which are primarily operating accounts for businesses, and 5% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles (U.S. GAAP) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

At December 31, 2015, approximately 84% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

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

The Corporation’s common stock is not a bank deposit, is not insured by the FDIC or any other deposit insurance fund, and is subject to investment risk, including the loss of some or all of your investment. Our common stock is subject to the same market forces that affect the price of common stock in any public company.

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

The Corporation and its subsidiaries occupy forty-eight properties in Montgomery, Bucks, Philadelphia, Chester, Berks, Lehigh and Delaware counties in Pennsylvania, Calvert County in Maryland, Camden County in New Jersey and Lee County in Florida, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank, Univest Investments, Inc., and Univest Insurance, Inc. in Souderton, Montgomery County. The Bank has a leased office used by Univest Investments, Inc. and for loan production located in Allentown, Lehigh County. The Bank owns an office used by Univest Capital, Inc. and Univest Insurance, Inc. located in West Chester, Chester County. Univest Insurance, Inc. occupies five additional locations, of which one is owned by Univest Insurance, Inc. in Coopersburg, Lehigh County and one is owned by the Bank, in Lansdale, Montgomery County; and three are leased, one in North Beach, Calvert County in Maryland, one in Cherry Hill, Camden County in New Jersey, and one in Wyomissing, Berks County. Univest Capital, Inc. occupies one additional leased location in Bensalem, Bucks County. Girard occupies two leased offices, one located in King of Prussia, Montgomery County, and one located in Fort Meyers, Lee County in Florida. The Bank serves the area through its twenty-eight traditional offices and one supermarket branch that offer traditional community banking and trust services. Fourteen banking offices are located in Montgomery County, of which nine are owned, three are leased and two are buildings owned on leased land; twelve banking offices are located in Bucks County, of which three are owned, seven are leased and two are buildings owned on leased land; three banking offices are located in Philadelphia County, of which three are leased. The Bank has five additional regional leased offices, one primarily used for corporate banking and mortgage banking located in Doylestown, Bucks County, one used for commercial banking and wealth management located in West Chester, Chester County, two used for administrative offices for loan production located in Philadelphia, Philadelphia County and Radnor, Delaware County and one used for mortgage banking located in Huntingdon Valley, Montgomery County.

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
Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2015, the Corporation had 4,418 stockholders.

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

	Market Price		Cash Dividends Declared per Share
2015	High	Low
January–March	$20.61	$18.31	$0.20
April–June	20.92	18.77	0.20
July–September	20.88	18.55	0.20
October–December	21.19	18.77	0.20

2014
January–March	$21.04	$17.67	$0.20
April–June	21.37	18.95	0.20
July–September	21.54	18.28	0.20
October–December	20.70	18.50	0.20

For a description of regulatory restrictions on the ability of the Corporation and the Bank to pay dividends, see Note 21 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2015, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2010, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary

	2010	2011	2012	2013	2014	2015
Univest Corporation of Pennsylvania	100.00	80.48	98.48	124.21	126.50	135.66
NASDAQ Stock Market (US)	100.00	99.23	116.79	163.65	187.87	201.25
NASDAQ Banks	100.00	89.54	106.20	150.42	157.75	171.67

Equity Compensation Plan Information

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 2,473,483 shares of common stock, which includes 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	668,667	$18.88	2,136,273
Equity compensation plan not approved by security holders	—	—	—
Total	668,667	$18.88	2,136,273

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2015, under the Corporation's Board approved program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2015	—	$—	—	1,080,246
November 1 - 30, 2015	—	—	—	1,080,246
December 1 – 31, 2015	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Earnings
Interest income	$101,459	$75,885	$77,579	$80,654	$85,468
Interest expense	8,065	3,996	5,117	8,174	10,728
Net interest income	93,394	71,889	72,462	72,480	74,740
Provision for loan and lease losses	3,802	3,607	11,228	10,035	17,479
Net interest income after provision for loan and lease losses	89,592	68,282	61,234	62,445	57,261
Noninterest income	52,949	48,651	46,784	40,260	34,407
Noninterest expense	105,515	87,254	81,133	76,282	68,010
Net income before income taxes	37,026	29,679	26,885	26,423	23,658
Income taxes	9,758	7,448	5,696	5,551	4,776
Net income	$27,268	$22,231	$21,189	$20,872	$18,882
Financial Condition at Year End
Cash and interest-earning deposits	$60,799	$38,565	$69,169	$146,112	$107,377
Investment securities	370,760	368,630	402,284	499,579	471,165
Net loans and leases held for investment	2,161,385	1,605,963	1,516,990	1,457,116	1,416,536
Assets	2,879,451	2,235,321	2,191,559	2,304,841	2,206,839
Deposits	2,394,360	1,861,341	1,844,498	1,865,333	1,749,232
Borrowings	73,588	41,974	37,256	117,276	137,234
Shareholders' equity	361,574	284,554	280,506	284,277	272,979
Per Common Share Data
Average shares outstanding (in thousands)	19,663	16,235	16,605	16,761	16,743
Earnings per share – basic	$1.39	$1.37	$1.28	$1.25	$1.13
Earnings per share – diluted	1.39	1.37	1.28	1.24	1.13
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	18.51	17.54	17.22	16.95	16.34
Dividends declared to net income	57.35%	58.40%	62.70%	64.25%	70.87%
Profitability Ratios
Return on average assets	0.98%	1.01%	0.95%	0.95%	0.89%
Return on average equity	7.58	7.74	7.53	7.39	6.91
Average equity to average assets	12.96	13.03	12.62	12.78	12.87
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.65%	1.07%	1.51%	2.17%	2.64%
Nonperforming loans and leases to loans and leases held for investment	0.91	1.43	2.05	3.11	2.94
Net charge-offs to average loans and leases outstanding	0.33	0.47	0.77	1.03	1.28
Allowance for loan and lease losses to total loans and leases held for investment	0.81	1.27	1.59	1.67	2.07
Allowance for loan and lease losses to total loans and leases held for investment (excluding acquired loans at period-end)	0.94	1.27	1.59	1.67	2.07
Allowance for loan and lease losses to nonaccrual loans and leases	124.29	119.18	105.42	77.01	78.18
Allowance for loan and leases losses to nonperforming loans and leases	89.00	88.84	77.53	53.76	70.34

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

Valuation of Goodwill and Other Intangible Assets: The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. In accordance with ASC Topic 350, the Corporation has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the Corporation, including each of its identified reporting units is less than its carrying amount. If the results of the qualitative assessment indicate the potential for impairment, the Corporation would perform the two-step goodwill impairment test.

The Corporation performs the qualitative assessment at the reporting unit level including Banking, Wealth Management, and Insurance. The Corporation identifies the significant drivers of fair value including macroeconomic and microeconomic conditions, overall financial performance, management’s knowledge of the business, key assumptions used in the most recent fair value determination and assumptions at the time of acquisition. As part of this analysis, the Corporation considered the results of the most recent fair value determination performed as of October, 31, 2014, including the amount of excess between the unit’s fair value and carrying amount, changes in the reporting unit and the economic environment in which the reporting unit operates. The Corporation performs a qualitative assessment of the likely impact of the factors on the fair value of the reporting unit and considers what events and circumstances have occurred that may have impacted the drivers of fair value. The Corporation considers the overall financial performance of the reporting unit, including current and projected earnings, funding resources, cashflows, salary and benefits expense, capital and tangible capital as well as changes in management and customers, general economic conditions and the regulatory environment. The Corporation considers the reporting unit’s performance in comparison to peers and recent merger and acquisition data including trading multiples of independent publicly traded entities of comparable sizes. The Corporation also considers changes in its stock price and in comparison to the banking industry. During the fourth quarter of 2015, the Corporation determined based on the assessment of these qualitative factors and events and circumstances that may impact the drivers of fair value, it was more likely than not that the fair value of the Corporation and each of the reporting units was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation will perform the two-step impairment test as described below when the qualitative assessment indicates a material negative impact of the factors on the operating performance or cashflows of the Corporation and the reporting units which would more likely than not result in the fair value of the Corporation, including the reporting units, being less than its carrying amount.

There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2013 through 2015. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

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

Mortgage Servicing Rights: The Corporation has mortgage servicing rights for mortgages it originated, subsequently sold and retained servicing. The value of the rights is booked as income when the corresponding mortgages are sold. The income booked at sale is the economic value of the estimated net present value of the cash flows that will be received from servicing the loans over their entire future term in excess of the cost of servicing. The term of a servicing right can be reasonably estimated using prepayment assumptions of comparable assets priced in the secondary market. As mortgage rates being offered to the public decrease, the life of mortgage servicing rights tends to shorten, as borrowers have increased incentive to refinance. Shortened mortgage servicing lives may require changes in the value of the servicing rights that have already been recorded to be marked down. This may cause a material change in reported results of operations for the Corporation depending on the size of the servicing portfolio and the degree of change in the prepayment speed of the type and coupon of loans being serviced.

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

The principal component of earnings for the Corporation is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The net interest margin, which is the ratio of net interest income to average earning assets, is affected by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a liability sensitive position from both a short-term maturity perspective and a short-term repricing perspective, as interest rates remain at historically low levels. Despite being liability sensitive, the Corporation projects increased net interest income in rising rate scenarios as the magnitude of the asset pricing change exceeds the liability pricing change.

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Net income	$27,268	$22,231	$21,189	$5,037	$1,042	23%	5%
Net income per share:
Basic	$1.39	$1.37	$1.28	$0.02	$0.09	1	7
Diluted	1.39	1.37	1.28	0.02	0.09	1	7
Return on average assets	0.98%	1.01%	0.95%	(3) BP	6 BP	(3)	6
Return on average equity	7.58%	7.74%	7.53%	(16) BP	21 BP	(2)	3

2015 versus 2014

The Corporation reported net income of $27.3 million or $1.39 diluted earnings per share for 2015, a 23% increase from reported net income of $22.2 million or $1.37 diluted earnings per share for 2014. The financial results for 2015 include the Valley Green Bank acquisition which the Corporation completed on January 1, 2015. The results for 2015 included $2.0 million ($1.3 million, net of tax) of integration and acquisition-related costs associated with Valley Green Bank, incurred during the first and second quarters, or $0.07 diluted earnings per share on a year-to-date tax affected basis. The 2015 results also included $540 thousand ($493 thousand, net of tax) of acquisition-related costs associated with the pending merger with Fox Chase Bancorp during the fourth quarter, or $0.03 diluted earnings per share on a tax affected basis. Lastly, the results for 2015 included $1.6 million ($1.1 million, net of tax) of restructuring charges, incurred in the second quarter, related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan or $0.05 diluted earnings per share on a tax affected basis.

•
Net interest income on a tax-equivalent basis for 2015 was $98.7 million, an increase of $21.8 million, or 28%, compared to 2014. The net interest margin on a tax-equivalent basis for 2015 was 3.96%, compared to 3.87% for 2014. The increase in net interest income was mainly due to the acquisition of Valley Green Bank.

•	The provision for loan and lease losses for 2015 was $3.8 million, compared to $3.6 million for 2014.

•
Noninterest income for 2015 was $52.9 million, an increase of $4.3 million, or 9%, compared to 2014. The increase was primarily due to the acquisition of Sterner Insurance on July 1, 2014 and higher mortgage banking income partially offset by a decline in investment advisory commission and fee income.

•
Noninterest expense for 2015 was $105.5 million, an increase of $18.3 million, or 21% compared to 2014. Noninterest expense was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $2.0 million during 2015 and additional expenses related to staffing, branch offices and operations. Noninterest expense also included $540 thousand of acquisition-related costs associated with the pending merger with Fox Chase Bancorp. In addition, noninterest expense for 2015 included restructuring charges of $1.6 million recognized during the second quarter related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan. The projected annualized savings from these consolidations is $1.9 million.

•
Gross loans and leases grew $552.4 million, or 34% from December 31, 2014 which included $380.9 million of loans acquired from Valley Green Bank. Organic loan growth was 11% from December 31, 2014. Deposits increased $533.0 million, or 29% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank and an increase in public funds. Organic deposit growth was 8% from December 31, 2014.

•
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modification were $14.2 million at December 31, 2015 compared to $17.3 million at December 31, 2014. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 0.65% at December 31, 2015 compared to 1.07% at December 31, 2014. Net loan and lease charge-offs were $6.8 million for 2015 compared to $7.4 million for 2014.

Capital
The Corporation and the Bank continue to remain well-capitalized at December 31, 2015. The Corporation and the Bank adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules. Total risk-based capital at December 31, 2015 under Basel III was 13.35% for the Corporation and 12.09% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During 2015, the Corporation repurchased 608,757 shares of common stock at a cost of $12.0 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,080,246 at December 31, 2015. Total shares outstanding at December 31, 2015 were 19,530,930.
2014 versus 2013

The Corporation reported net income of $22.2 million or $1.37 diluted earnings per share for 2014, a 5% increase from reported net income of $21.2 million or $1.28 diluted earnings per share for 2013. The results for 2014 include $1.3 million ($1.1 million, net of tax) of acquisition-related costs mainly attributable to the completed acquisition of Valley Green Bank, or $0.06 diluted earnings per share on a tax affected basis.

•
Net interest income on a tax-equivalent basis for 2014 was $76.9 million, a decrease of $321 thousand, or less than 1%, compared to 2013. The net interest margin on a tax-equivalent basis for 2014 was 3.87%, an increase of six basis points compared to 3.81% for 2013.

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

Acquisitions
Fox Chase Bancorp
On December 8, 2015, the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger pursuant to which Fox Chase will be merged with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $239.3 million. Fox Chase had approximately $1.1 billion in assets, $767.7 million in loans, and $765.0 million in deposits at December 31, 2015. Fox Chase's main office is in Hatboro, Pennsylvania, with banking offices in Pennsylvania and New Jersey. Upon completion of the merger, the Corporation's presence will expand in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Atlantic and Cape May counties in New Jersey, complementing and expanding the Corporation's existing network of financial centers.
Upon completion of the merger, Fox Chase shareholders will have the right to receive either $21.00 in cash, or a fixed exchange ratio of 0.9731 shares of the Corporation’s common stock, or a combination of the two, for outstanding shares of Fox Chase. The stock/cash election is subject to allocation provisions to assure that 40% of Fox Chase shares receive cash consideration and 60%

of Fox Chase shares receive stock consideration. The Merger Agreement has been approved by the Boards of Directors of the Corporation, the Bank, Fox Chase and Fox Chase Bank and remains subject to approval by the shareholders of both companies, as well as their regulatory authorities. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes and is expected to close in the third quarter of 2016. The transaction is anticipated to be accretive to the Corporation’s earnings per share in the first combined year of operations.
Valley Green Bank
On January 1, 2015, the Corporation completed the acquisition of Valley Green Bank. The merger of Valley Green Bank with and into the Bank was effected pursuant to the terms and conditions of the Agreement and Plan of Merger (Merger Agreement) dated June 17, 2014. Headquartered in the Mt. Airy neighborhood of Philadelphia, Pennsylvania, Valley Green operated three full-service banking offices and two administrative offices for loan production in the greater Philadelphia marketplace. With the assumption of Valley Green Bank’s three branches and two administrative offices for loan production in the Philadelphia marketplace, the Corporation entered into a new small business and consumer market and expanded its existing lending network within southeastern Pennsylvania.
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

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2015 compared to 2014 and for the year ended December 31, 2014 compared to 2013. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.

2015 versus 2014
Net interest income on a tax-equivalent basis for the year ended December 31, 2015 was $98.7 million, an increase of $21.8 million, or 28%, compared to the same period in 2014. The increase in year-to-date net interest income from the prior year was mainly due to the impact of the Valley Green Bank acquisition, which included the average net interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments was nine basis points for the year ended December 31, 2015). The subordinated debt issuance increased funding costs by 10 basis points for the year ended December 31, 2015 compared to 2014. The tax-equivalent net interest margin for the year ended December 31, 2015 increased nine basis points to 3.96% from 3.87% for 2014.

2014 versus 2013
Net interest income on a tax-equivalent basis for the year ended December 31, 2014 was $76.9 million, a decrease of $321 thousand, or less than 1%, compared to the same period in 2013. The decline in year-to-date net interest income from the prior year was primarily attributable to a reduction in investment securities. This decline was partially offset by loan and lease growth which more than compensated for the reduction in loan rates. It was also offset by maturities of time deposits, reductions in time deposit rates and redemption of the Corporation's trust preferred securities in 2013. The tax-equivalent net interest margin for the year ended December 31, 2014 increased six basis points to 3.87% from 3.81% for 2013.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$38,515	$95	0.25%	$33,482	$81	0.24%	$46,469	$126	0.27%
U.S. government obligations	123,593	1,375	1.11	128,487	1,287	1.00	172,414	1,870	1.08
Obligations of states and political subdivisions	107,204	5,303	4.95	106,365	5,554	5.22	118,235	6,263	5.30
Other debt and equity securities	143,133	3,296	2.30	137,900	2,702	1.96	189,040	3,562	1.88
Federal funds sold	1,831	2	0.11	—	—	—	—	—	—
Total interest-earning deposits, investments and federal funds sold	414,276	10,071	2.43	406,234	9,624	2.37	526,158	11,821	2.25
Commercial, financial and agricultural loans	422,507	16,901	4.00	392,747	15,636	3.98	403,993	16,958	4.20
Real estate—commercial and construction loans	849,161	39,275	4.63	608,602	26,454	4.35	577,230	26,095	4.52
Real estate—residential loans	499,208	22,789	4.57	293,610	11,987	4.08	261,704	11,347	4.34
Loans to individuals	29,653	1,587	5.35	33,675	2,040	6.06	42,339	2,392	5.65
Municipal loans and leases	208,236	9,890	4.75	180,914	8,767	4.85	145,463	7,360	5.06
Lease financings	72,052	6,240	8.66	71,287	6,404	8.98	68,622	6,381	9.30
Gross loans and leases	2,080,817	96,682	4.65	1,580,835	71,288	4.51	1,499,351	70,533	4.70
Total interest-earning assets	2,495,093	106,753	4.28	1,987,069	80,912	4.07	2,025,509	82,354	4.07
Cash and due from banks	33,025			32,710			32,854
Reserve for loan and lease losses	(20,447)			(24,287)			(25,519)
Premises and equipment, net	40,891			35,099			33,197
Other assets	227,721			171,656			165,292
Total assets	$2,776,283			$2,202,247			$2,231,333
Liabilities:
Interest-bearing checking deposits	$369,611	269	0.07	$314,784	172	0.05	$286,487	164	0.06
Money market savings	368,392	1,205	0.33	295,209	373	0.13	319,958	314	0.10
Regular savings	582,647	533	0.09	535,346	317	0.06	536,701	313	0.06
Time deposits	461,968	4,000	0.87	264,591	3,102	1.17	299,792	3,795	1.27
Total time and interest-bearing deposits	1,782,618	6,007	0.34	1,409,930	3,964	0.28	1,442,938	4,586	0.32
Short-term borrowings	35,932	35	0.10	41,215	32	0.08	72,211	48	0.07
Subordinated notes and capital securities*	37,431	2,023	5.40	—	—	—	10,710	483	4.51
Total borrowings	73,363	2,058	2.81	41,215	32	0.08	82,921	531	0.64
Total interest-bearing liabilities	1,855,981	8,065	0.43	1,451,145	3,996	0.28	1,525,859	5,117	0.34
Noninterest-bearing deposits	517,566			435,058			390,420
Accrued expenses and other liabilities	43,011			29,006			33,515
Total liabilities	2,416,558			1,915,209			1,949,794
Shareholders’ Equity:
Common stock	110,271			91,332			91,332
Additional paid-in capital	120,565			62,163			61,816
Retained earnings and other equity	128,889			133,543			128,391
Total shareholders’ equity	359,725			287,038			281,539
Total liabilities and shareholders’ equity	$2,776,283			$2,202,247			$2,231,333
Net interest income		$98,688			$76,916			$77,237
Net interest spread			3.85			3.79			3.73
Effect of net interest-free funding sources			0.11			0.08			0.08
Net interest margin			3.96%			3.87%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.44%			136.93%			132.75%
*The interest rate on subordinated notes is calculated on a 30/360 day basis at a rate of 5.10%. The balance is net of debt issuance costs which are amortized to interest expense.
Notes:     For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2015, 2014 and 2013 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2015 compared to 2014 and for the year ended December 31, 2014 compared to 2013, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2015 Versus 2014			For the Years Ended December 31, 2014 Versus 2013
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$11	$3	$14	$(32)	$(13)	$(45)
U.S. government obligations	(50)	138	88	(452)	(131)	(583)
Obligations of states and political subdivisions	43	(294)	(251)	(616)	(93)	(709)
Other debt and equity securities	107	487	594	(1,004)	144	(860)
Federal funds sold	2	—	2	—	—	—
Interest on deposits, investments and federal funds sold	113	334	447	(2,104)	(93)	(2,197)
Commercial, financial and agricultural loans	1,186	79	1,265	(458)	(864)	(1,322)
Real estate—commercial and construction loans	11,026	1,795	12,821	1,372	(1,013)	359
Real estate—residential loans	9,220	1,582	10,802	1,341	(701)	640
Loans to individuals	(229)	(224)	(453)	(517)	165	(352)
Municipal loans and leases	1,307	(184)	1,123	1,724	(317)	1,407
Lease financings	68	(232)	(164)	245	(222)	23
Interest and fees on loans and leases	22,578	2,816	25,394	3,707	(2,952)	755
Total interest income	22,691	3,150	25,841	1,603	(3,045)	(1,442)
Interest expense:
Interest-bearing checking deposits	29	68	97	24	(16)	8
Money market savings	115	717	832	(27)	86	59
Regular savings	32	184	216	4	—	4
Time deposits	1,850	(952)	898	(415)	(278)	(693)
Interest on time and interest-bearing deposits	2,026	17	2,043	(414)	(208)	(622)
Short-term borrowings	(4)	7	3	(23)	7	(16)
Subordinated notes and capital securities	2,023	—	2,023	(483)	—	(483)
Interest on borrowings	2,019	7	2,026	(506)	7	(499)
Total interest expense	4,045	24	4,069	(920)	(201)	(1,121)
Net interest income	$18,646	$3,126	$21,772	$2,523	$(2,844)	$(321)

Interest Income

2015 versus 2014
Interest income on a tax-equivalent basis for the year ended December 31, 2015 was $106.8 million, an increase of $25.8 million, or 32% from 2014. The increase was mainly due to the impact of the Valley Green Bank acquisition, which included the average interest-earning assets acquired and the net accretion of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest earning assets was seven basis points for 2015). Growth in commercial real estate, residential real estate and municipal loans and leases was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment.

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

Interest Expense

2015 versus 2014
Interest expense for the year ended December 31, 2015 was $8.1 million, an increase of $4.1 million, compared to $4.0 million for 2014. The increase was due to the impact of the Valley Green Bank acquisition which included the average interest-bearing deposits assumed and the net amortization of acquisition accounting fair value adjustments (the impact of the acquisition accounting adjustments on interest-bearing liabilities was two basis points for 2015). The increase in interest expense was also due to the subordinated debt issuance which increased funding costs by 10 basis points for 2015 compared to 2014.

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

Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for the years ended December 31, 2015, 2014, and 2013 was $3.8 million, $3.6 million, and $11.2 million, respectively. The decrease in the provision during 2014 was mainly due to improvements in historical loss factors utilized to calculate the allowance for loan and lease loss requirement and improved asset quality compared to a decline in collateral value for a commercial real estate borrower in 2013 and updated assessments of residential building lots for a commercial real estate developer in 2013.
Noninterest Income
Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, net gains (losses) on sales and write-downs of other real estate owned, loss on termination of an interest rate swap and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-

owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.
The following table presents noninterest income for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Trust fee income	$7,908	$7,835	$7,303	$73	$532	1%	7%
Service charges on deposit accounts	4,230	4,230	4,451	—	(221)	—	(5)
Investment advisory commission and fee income	10,773	11,904	7,642	(1,131)	4,262	(10)	56
Insurance commission and fee income	13,885	11,543	9,395	2,342	2,148	20	23
Other service fee income	7,379	7,189	7,390	190	(201)	3	(3)
Bank owned life insurance income	1,295	1,628	2,968	(333)	(1,340)	(20)	(45)
Net gain on sales of investment securities	1,265	635	3,389	630	(2,754)	99	(81)
Net gain on mortgage banking activities	4,838	2,182	4,523	2,656	(2,341)	N/M	(52)
Net gain on sales and write-downs of other real estate owned	14	195	626	(181)	(431)	(93)	(69)
Loss on termination of interest rate swap	—	—	(1,866)	—	1,866	—	N/M
Other income	1,362	1,310	963	52	347	4	36
Total noninterest income	$52,949	$48,651	$46,784	$4,298	$1,867	9%	4%

2015 versus 2014
Noninterest income for the year ended December 31, 2015 was $52.9 million, an increase of $4.3 million or 9% compared to 2014. Insurance commission and fee income increased $2.3 million for the year ended December 31, 2015, primarily due to the acquisition of Sterner Insurance on July 1, 2014. The net gain on mortgage banking activities increased $2.7 million for the year ended December 31, 2015, mainly due to an increase in volume. Funded first mortgage volume increased $72.5 million or 55% for the year ended December 31, 2015, compared to 2014. In addition, the net gain on sales of investment securities increased $630 thousand for the year ended December 31, 2015. The increase in net gains on sales of investment securities is attributable to the Corporation's disciplined approach to evaluating market conditions for potential sales and timing of reinvestment.

These favorable increases were partially offset by a decline in investment advisory commission and fee income of $1.1 million for the year ended December 31, 2015, primarily related to the fourth quarter of 2014 divestiture of approximately $375 million in marginally profitable assets under the supervision of independent consultants.

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

Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, professional services, intangible expenses, acquisition-related costs, integration costs and restructuring charges. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
The following table presents noninterest expense for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Salaries and benefits	$50,069	$42,245	$39,522	$7,824	$2,723	19%	7%
Commissions	8,037	7,637	8,512	400	(875)	5	(10)
Net occupancy	8,430	7,023	5,869	1,407	1,154	20	20
Equipment	7,181	5,645	4,865	1,536	780	27	16
Professional fees	3,839	3,164	3,471	675	(307)	21	(9)
Marketing and advertising	2,253	1,880	1,948	373	(68)	20	(3)
Deposit insurance premiums	1,730	1,561	1,553	169	8	11	1
Intangible expenses	2,567	2,167	157	400	2,010	18	N/M
Acquisition-related costs	1,047	1,270	87	(223)	1,183	(18)	N/M
Integration costs	1,490	8	—	1,482	8	N/M	N/M
Restructuring charges	1,642	—	534	1,642	(534)	N/M	N/M
Other expense	17,230	14,654	14,615	2,576	39	18	—
Total noninterest expense	$105,515	$87,254	$81,133	$18,261	$6,121	21%	8%
2015 versus 2014
Noninterest expense for the year ended December 31, 2015 was $105.5 million, an increase of $18.3 million or 21% compared to 2014. Non-interest expense was impacted by the Valley Green Bank acquisition which included integration and acquisition-related costs totaling $2.0 million for the year ended December 31, 2015 and $540 thousand in acquisition-related charges associated with the pending merger with Fox Chase Bancorp. Salaries and benefit expense increased $7.8 million for the year ended December 31, 2015, primarily attributable to the Valley Green Bank acquisition, additional staff hired to support revenue generation, increased pension plan expense and bonus accruals. The Sterner Insurance acquisition also impacted year-to-date salaries and benefits expense. This increase was partially offset by higher deferred loan origination costs. Premises and equipment expenses increased $2.9 million for the year ended December 31, 2015, mainly due to the Valley Green Bank acquisition and increased investments in computer equipment and software.
In addition, noninterest expense for the year ended December 31, 2015 included restructuring charges of $1.6 million recognized during the second quarter related to the consolidation of six financial centers in September 2015 under the Bank's optimization plan. The projected savings from these consolidations is $1.9 million.

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

Tax Provision
The provision for income taxes was $9.8 million, $7.4 million and $5.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, at effective rates of 26%, 25%, and 21%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance. The higher effective rates for the years ended December 31, 2015 and 2014 are primarily due to the absence of tax-exempt proceeds from bank-owned life insurance death benefits which were received in 2013.

Financial Condition
ASSETS
The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Cash and interest-earning deposits	$60,799	$38,565	$22,234	58%
Investment securities	370,760	368,630	2,130	1
Loans held for sale	4,680	3,302	1,378	42
Loans and leases held for investment	2,179,013	1,626,625	552,388	34
Reserve for loan and lease losses	(17,628)	(20,662)	3,034	15
Premises and equipment, net	42,156	37,009	5,147	14
Goodwill and other intangibles, net	125,277	79,897	45,380	57
Bank owned life insurance	71,560	62,265	9,295	15
Accrued interest receivable and other assets	42,834	39,690	3,144	8
Total assets	$2,879,451	$2,235,321	$644,130	29%
Cash and Interest-earning Deposits
Cash and interest-earning deposits at December 31, 2015 increased $22.2 million from December 31, 2014. This was primarily due to an increase in cash maintained at the Federal Reserve Bank.

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

Total investments at December 31, 2015 increased $2.1 million from December 31, 2014. Securities acquired from Valley Green Bank and purchases of $175.5 million were partially offset by sales of $77.3 million, maturities and pay-downs of $48.5 million, calls of $44.0 million and decreases in the fair value of available-for-sale investment securities of $3.5 million. The decreases in fair value of available-for-sale investment securities were primarily due to the increase in long-term interest rates.

Table 3—Investment Securities
The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2015	2014	2013
U.S. treasuries	$4,887	$4,845	$4,708
U.S. government corporations and agencies	102,156	121,844	128,148
State and political subdivisions	102,032	102,774	107,657
Residential mortgage-backed securities	13,354	13,643	35,480
Collateralized mortgage obligations	3,133	3,725	7,201
Corporate bonds	127,665	108,787	99,843
Money market mutual funds	16,726	11,675	16,900
Equity securities	807	1,337	2,347
Total investment securities	$370,760	$368,630	$402,284

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

	At December 31,
(Dollars in thousands)	2015 Amount	2015 Yield	2014 Amount	2014 Yield	2013 Amount	2013 Yield
1 Year or less	$31,657	1.65%	$18,710	2.45%	$18,740	2.04%
After 1 Year to 5 Years	163,064	1.39	214,664	1.33	190,574	1.32
After 5 Years to 10 Years	59,067	3.14	75,988	3.13	82,271	2.61
After 10 Years	99,439	3.69	46,256	3.77	91,452	3.42
No stated maturity	17,533	0.16	13,012	0.25	19,247	0.18
Total	$370,760	2.25%	$368,630	2.03%	$402,284	2.04%
Loans and Leases
Gross loans and leases held for investment at December 31, 2015 increased $552.4 million from December 31, 2014, including $380.9 million of loans acquired from Valley Green Bank. Organic loan growth was 11% from December 31, 2014. The growth in loans was primarily in commercial real estate loans and residential real estate loans. The growth in loans during the year resulted from new and existing customer relationships as economic conditions continue to improve while interest rates remain at historical lows, lending team additions and market disruption created by other bank acquisitions.

At December 31, 2015, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial, financial and agricultural	$504,515	$457,827	$422,816	$468,421	$477,662
Real estate-commercial	885,892	628,478	600,353	530,122	514,953
Real estate-construction	96,541	79,887	90,493	91,250	90,397
Real estate-residential	536,893	312,032	281,828	264,432	245,204
Loans to individuals	29,732	29,941	40,000	43,780	44,965
Lease financings	125,440	118,460	105,994	83,857	73,225
Total loans and leases held for investment, net of deferred income	$2,179,013	$1,626,625	$1,541,484	$1,481,862	$1,446,406

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2015:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$504,515	$260,693	$135,777	$108,045
Real estate-commercial	885,892	225,181	495,217	165,494
Real estate-construction	96,541	57,972	10,888	27,681
Real estate-residential	536,893	223,764	150,167	162,962
Loans to individuals	29,732	14,702	8,741	6,289
Lease financings	125,440	47,030	78,197	213
Total gross loans and leases held for investment	$2,179,013	$829,342	$878,987	$470,684
Loans and leases with fixed predetermined interest rates	$1,194,544	$162,773	$716,335	$315,436
Loans and leases with variable or floating interest rates	984,469	666,569	162,652	155,248
Total gross loans and leases held for investment	$2,179,013	$829,342	$878,987	$470,684
The commercial mortgages and tax-exempt loans that are presently being written at both fixed and floating rates of interest primarily include loans typically written for five-year terms with a monthly payment based on up to a maximum twenty-five year amortization schedule. At each five-year anniversary date of the mortgage, the Bank usually has the right to require payment in full. If the loan is extended, the interest rate is renegotiated and the term of the loan is extended for an additional five years. These mortgages are included in the “Due in One to Five Years” category in the table above.

Bank Owned Life Insurance
The Corporation purchased bank owned life insurance policies totaling $8.0 million during the third quarter of 2015. The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to its employees under its benefit plans.

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

At December 31, 2015, the recorded investment in loans held for investment that were considered to be impaired was $48.9 million. The related reserve for loan losses was $322 thousand. At December 31, 2014, the recorded investment in loans that were considered to be impaired was $56.2 million. The related reserve for loan losses was $998 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2015, 2014, and 2013, additional interest income that would have been recognized under the original terms for impaired loans was $1.3 million, $1.2 million and $1.7 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $1.9 million and $1.2 million, respectively.

The impaired loan balances consisted mainly of commercial real estate and business loans. Impaired loans at December 31, 2014 included one large credit which went on nonaccrual during the third quarter of 2009 and was comprised of three separate facilities to a local commercial real estate developer/home builder, aggregating to a December 31, 2014 balance of $5.3 million. During the second quarter of 2015, the two remaining loans were transferred to loans held for sale in the amount of $4.0 million as an agreement was reached to sell the loans associated with the credit. In conjunction, this credit incurred $1.3 million in charge-offs, as the loans were written down to the sale price. During the fourth quarter of 2015, these loans were sold at their carrying amounts of $4.0 million in accordance with the agreement.

Other real estate owned was $1.3 million at December 31, 2015, compared to $1.0 million at December 31, 2014. During the fourth quarter of 2015, a commercial real estate property was transferred to other real estate owned with a fair value of $320 thousand. During the fourth quarter of 2014, an agreement of sale was entered into for the $955 thousand real estate owned property. This is anticipated to settle in the third quarter of 2016.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$6,915	$5,002	$4,253	$2,842	$4,614
Real estate—commercial	4,314	4,413	8,091	14,340	18,085
Real estate—construction	—	5,931	9,159	13,588	14,479
Real estate—residential	2,514	1,611	1,402	976	191
Lease financings	440	380	330	386	838
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	14,183	17,337	23,235	32,132	38,207
Accruing troubled debt restructured loans and lease modifications not included in the above	5,245	5,469	7,943	13,457	3,893
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	—	12	—	—
Real estate—residential	—	31	23	54	117
Loans to individuals	173	365	319	347	204
Lease financings	206	55	59	40	44
Total accruing loans and leases, 90 days or more past due	379	451	413	441	365
Total non-performing loans and leases	19,807	23,257	31,591	46,030	42,465
Other real estate owned	1,276	955	1,650	1,607	6,600
Total nonperforming assets	$21,083	$24,212	$33,241	$47,637	$49,065
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.65%	1.07%	1.51%	2.17%	2.64%
Nonperforming loans and leases / loans and leases held for investment	0.91	1.43	2.05	3.11	2.94
Nonperforming assets / total assets	0.73	1.09	1.52	2.07	2.22
Allowance for loan and lease losses / loans and leases held for investment	0.81	1.27	1.59	1.67	2.07
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.94	1.27	1.59	1.67	2.07
Allowance for loan and lease losses / nonaccrual loans and leases	124.29	119.18	105.42	77.01	78.18
Allowance for loan and lease losses / nonperforming loans and leases	89.00	88.84	77.53	53.76	70.34
Allowance for loan and lease losses	$17,628	$20,662	$24,494	$24,746	$29,870
Acquired credit impaired loans	$1,253	$—	$—	$—	$—
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$93	$3,104	$1,583	$579	$8,551

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$14,183	$17,337	$23,235	$32,132
Nonaccrual loans and leases with partial charge-offs	6,451	6,465	8,958	8,834
Life-to-date partial charge-offs on nonaccrual loans and leases	3,853	1,831	9,120	8,999
Charge-off rate of nonaccrual loans and leases with partial charge-offs	37.4%	22.1%	50.4%	50.5%
Specific reserves on impaired loans	$322	$998	$2,963	$208

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at December 31, 2015 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The reserve for loan and lease losses consists of an allocated reserve and unallocated reserve categories. The allocated reserve is comprised of reserves established on specific loans and leases and class reserves based on historical loan and lease loss experience and qualitative factors, current trends, and management assessments. The unallocated reserve supports other risk considerations not readily quantifiable through the allocated reserve metrics outlined above, as well as the inherent imprecision of the reserve for loan and lease losses model complexity. These considerations include, but are not limited to, the improving credit risk profile of performing loans individually measured for impairment, less than fully seasoned home equity portfolio metrics and reclassification of loan settlement exposures.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $381 thousand and $338 thousand at December 31, 2015 and 2014, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Average amount of loans and leases outstanding	$2,080,817	$1,580,835	$1,499,351	$1,465,448	$1,448,079
Loan and lease loss reserve at beginning of period	$20,662	$24,494	$24,746	$29,870	$30,898
Charge-offs:
Commercial, financial and agricultural loans	4,793	2,834	3,213	9,974	6,784
Real estate loans	2,353	4,644	8,974	4,959	10,435
Loans to individuals	549	796	641	578	968
Lease financings	801	576	791	1,224	1,516
Total charge-offs	8,496	8,850	13,619	16,735	19,703
Recoveries:
Commercial, financial and agricultural loans	1,032	247	320	484	318
Real estate loans	238	618	1,130	401	213
Loans to individuals	176	265	174	130	174
Lease financings	214	281	515	561	491
Total recoveries	1,660	1,411	2,139	1,576	1,196
Net charge-offs	6,836	7,439	11,480	15,159	18,507
Provision to loan and lease loss reserve	3,623	3,607	11,228	10,035	17,479
Provision for acquired credit impaired loans	179	—	—	—	—
Loan and lease loss reserve at end of period	$17,628	$20,662	$24,494	$24,746	$29,870
Ratio of net charge-offs to average loans and leases	0.33%	0.47%	0.77%	1.03%	1.28%

The decrease in charge-offs during 2015 compared to 2014 was mainly due to improvements in asset quality. Decreased charge-off activity for commercial real estate loans was partially offset by increased charge-off activity for commercial, financial and agricultural loans. The decrease in charge-offs during 2014 compared to 2013 was mainly due to decreased charge-off activity for commercial real estate loans.

Table 9—Allocated, Other Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Commercial, financial and agricultural loans	$6,418	23%	$6,920	28%	$9,789	27%	$11,594	31%	$11,262	33%
Real estate loans	8,910	70	10,830	63	11,126	63	9,126	60	14,875	59
Loans to individuals	346	1	360	2	694	3	679	3	730	3
Lease financings	1,042	6	985	7	1,285	7	1,326	6	1,344	5
Unallocated	912	N/A	1,567	N/A	1,600	N/A	2,021	N/A	1,659	N/A
Total	$17,628	100%	$20,662	100%	$24,494	100%	$24,746	100%	$29,870	100%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 124.29% at December 31, 2015, 119.18% at December 31, 2014 and 105.42% at December 31, 2013. At December 31, 2015, the specific allowance on impaired loans was $322 thousand, or 0.7% of the balance of impaired loans of $48.9 million. At December 31, 2014, the specific allowance on impaired loans was $998 thousand, or 1.8% of the balance of impaired loans of $56.2 million. At December 31, 2013, the specific allowance on impaired loans was $3.0 million, or 5.1% of the balance of impaired loans of $58.3 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 0.81% at December 31, 2015 compared to 1.27% at December 31, 2014. Excluding the loans acquired in the Valley Green Bank acquisition which were recorded at fair value, the ratio of the reserve for loan and lease losses to total loans and leases was 0.94% at December 31, 2015. Allocated reserves at December 31, 2015 decreased by $2.4 million compared to December 31, 2014. The allocated reserves for real estate loans decreased by $1.9 million at December 31, 2015 compared to December 31, 2014 mainly due to improvements in historical loss factors for criticized loans in this loan category.

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

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $3.3 million and $2.3 million, respectively. The Corporation also has goodwill with a net carrying value of $112.7 million at December 31, 2015 and $67.7 million at December 31, 2014, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $44.9 million was related to the Valley Green Bank and Sterner acquisitions. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill and no material impairment of identifiable intangibles recorded during 2013 through 2015. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets
At December 31, 2015 and 2014, the Bank held $6.6 million and $3.3 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. In the first quarter of 2015, the Bank purchased an additional $2.3 million of Federal Reserve Bank stock due to the increase of capital with the acquisition of Valley Green Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.2 million and $1.1 million at December 31, 2015 and 2014, respectively. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at December 31, 2015, the FHLB stock is recorded at cost.
LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Deposits	$2,394,360	$1,861,341	$533,019	29%
Short-term borrowings	24,211	41,974	(17,763)	(42)
Long-term borrowings	49,377	—	49,377	N/M
Accrued interest payable and other liabilities	49,929	47,452	2,477	5
Total liabilities	$2,517,877	$1,950,767	$567,110	29%

Deposits
Total deposits increased $533.0 million from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green Bank and an increase in public funds. Organic deposit growth was 8% from December 31, 2014.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

(Dollars in thousands)	For the Years Ended December 31,
	2015	2014	2013
Noninteresting-bearing deposits	$517,566	$435,058	$390,420
Interest-bearing checking deposits	369,611	314,784	286,487
Money market savings	368,392	295,209	319,958
Regular savings	582,647	535,346	536,701
Time deposits	461,968	264,591	299,792
Total average deposits	$2,300,184	$1,844,988	$1,833,358

The following table summarizes the maturities of time deposits with balances of $100 thousand or more:

(Dollars in thousands)	At December 31, 2015
Due Three Months or Less	$120,010
Due Over Three Months to Six Months	73,752
Due Over Six Months to Twelve Months	46,280
Due Over Twelve Months	37,228
Total	$277,270
Borrowings
Short-term borrowings at December 31, 2015, consisted of customer repurchase agreements on an overnight basis totaling $24.2 million. At December 31, 2015 and 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $170.2 million and $55.0 million, respectively, which were utilized to collateralize public funds deposits. Long-term borrowings at December 31, 2015 consisted of $50.0 million in aggregate principal amount subordinated notes issued by the Corporation in a private placement transaction to institutional investors with net proceeds of $49.3 million.

Table 11—Short Term Borrowings

The following table details key information pertaining to customer repurchase agreements on an overnight basis at the dates indicated:

(Dollars in thousands)	2015	2014	2013
Balance at December 31	$24,211	$41,974	$37,256
Weighted average interest rate at year end	0.05%	0.06%	0.07%
Maximum amount outstanding at any month's end	$43,161	$43,266	$110,228
Average amount outstanding during the year	30,720	41,048	72,211
Weighted average interest rate during the year	0.05%	0.06%	0.06%

SHAREHOLDERS' EQUITY
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At December 31,
	2015	2014	$ Change	% Change
Common stock	$110,271	$91,332	$18,939	21%
Additional paid-in capital	121,280	62,980	58,300	93
Retained earnings	193,446	181,851	11,595	6
Accumulated other comprehensive loss	(16,708)	(14,462)	(2,246)	(16)
Treasury stock	(46,715)	(37,147)	(9,568)	(26)
Total shareholders’ equity	$361,574	$284,554	$77,020	27%

The increase to shareholders' equity at December 31, 2015 of $77.0 million from December 31, 2014 was primarily related to the issuance of common stock of $18.9 million and additional paid-in capital of $57.7 million for the acquisition of Valley Green Bank. Retained earnings at December 31, 2015, were impacted by net income of $27.3 million, partially offset by cash dividends declared of $15.7 million. Accumulated other comprehensive loss, net of tax, related to available-for-sale investment securities was $592 thousand at December 31, 2015 compared to accumulated other comprehensive income, net of tax benefit, of $1.7 million at December 31, 2014. The decrease of $2.3 million was primarily due to decreases in the fair value of available-for-sale securities. Treasury stock increased primarily due to the purchase of 608,757 treasury shares, totaling $12.0 million under the Corporation's Board approved share repurchase program partially offset by the issuance of restricted stock.

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
At December 31, 2015, the Corporation had a Tier 1 capital ratio of 10.65% and total risked-based capital ratio of 13.35% under Basel III. At December 31, 2014, the Corporation had a Tier 1 capital ratio of 11.79% and total risked-based capital ratio of 12.91% under Basel I. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.
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
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify its exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year and two-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayment speeds on loans, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in a liability sensitive position from both a short-term maturity perspective and a short-term repricing perspective, as interest rates remain at historically low levels. Despite being liability sensitive, the Corporation projects increased net interest income in rising rate scenarios as the magnitude of the asset pricing change exceeds the liability pricing change.

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

Credit risk in the consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%, but increased to 85% for the Corporation’s strongest profile borrower. Other credit considerations and compensating factors may warrant higher combined loan-to-value ratios.

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

The Corporation closely monitors delinquencies as another means of maintaining asset quality. Collection efforts begin after a loan payment is missed, by attempting to contact all borrowers. If collection attempts fail, the Corporation will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Corporation. The Corporation monitors delinquency trends and past due reports which are submitted to the Board of Directors.

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
Sources of Funds
Core deposits and customer repurchase agreements have historically been the most significant funding sources for the Corporation. These deposits and repurchase agreements are primarily generated from a base of consumer, business and public customers primarily located in Bucks, Montgomery and Philadelphia counties, Pennsylvania. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

The Corporation supplements its core funding with money market funds it holds for the benefit of various trust accounts. These funds are fully collateralized by the Bank’s investment portfolio and bear interest at current money market mutual fund rates. This funding source is subject to changes in the asset allocations of the trust accounts.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $792.2 million. At December 31, 2015 and 2014, there were no overnight borrowings with the FHLB. At December 31, 2015 and 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $170.2 million and $55.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.

The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2015, the Corporation had no outstanding borrowings under this line.

The Corporation, through the Bank, maintains federal fund lines with several correspondent banks totaling $122.0 million and $82.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2015 and 2014, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2015, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2015. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

Contractual Obligations and Commitments
The Corporation enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions and to meet required capital needs. These obligations require the Corporation to make cash payments over time as detailed in the table that follows.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to manage the Corporation’s exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit and forward loan sale contracts. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

The Corporation also had possible future commitments on risk participation agreements, totaling $965 thousand at December 31, 2015. For further information regarding the Corporation’s commitments, refer to Note 16, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

Table 12—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Customer repurchase agreements	$24,211	$24,211	$—	$—	$—
Subordinated capital notes (a)	71,867	2,550	5,100	4,864	59,353
Time deposits (b)	460,716	345,978	89,464	16,732	8,542
Operating leases	47,491	2,739	5,492	4,438	34,822
Standby and commercial letters of credit	57,623	52,810	2,552	2,234	27
Commitments to extend credit (c)	700,986	191,311	57,269	17,775	434,631
Net asset/liability derivative loan commitments (d)	987	987	—	—	—
Total contractual obligations	$1,363,881	$620,586	$159,877	$46,043	$537,375

Notes: (a) Includes interest at an annual fixed rate of 5.10% until March 30, 2020. The interest expense associated with the variable rate component of the obligation after March 30, 2020 is based upon the three-month LIBOR rate in effect at December 31, 2015, plus 3.544%. The subordinated notes mature in 2025 and interest is calculated to this maturity date. Beginning with the interest payment date of March 30, 2020, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(c)	Includes both revolving and straight lines of credit. Revolving lines are reported in the “Due in One Year or Less” category.

(d)	Includes the fair value of these contractual arrangements at December 31, 2015.

Interest Rate Sensitivity
The Corporation uses both interest rate sensitivity analysis, or gap analysis, and interest rate simulations under various scenarios to measure and manage interest rate risk.

The interest rate sensitivity analysis, or gap analysis, identifies interest rate risk by showing re-pricing gaps in the Corporation’s balance sheet. The model is based on expected cash flows and re-pricing characteristics for all financial instruments at a point in time and incorporates Corporation developed, market influenced assumptions regarding the impact of changing interest rates on these financial instruments. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of either: re-pricing, maturity, contractual amortization, prepayments or likely call dates. Non-rate-sensitive deposits are spread over various time periods to reflect the Corporation's view of the maturity of these funds.

Table 13—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation’s gap analysis at December 31, 2015:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$32,356	$32,356
Interest-earning deposits with other banks	28,443	—	—	—	—	28,443
Investment securities	105,063	64,369	181,975	19,353	—	370,760
Loans held for sale	4,680	—	—	—	—	4,680
Loans and leases, net of reserve for loan and lease losses	740,253	294,217	946,148	198,395	(17,628)	2,161,385
Other assets	—	—	—	—	281,827	281,827
Total assets	$878,439	$358,586	$1,128,123	$217,748	$296,555	$2,879,451
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$101,580	$35,426	$109,015	$295,439	$—	$541,460
Interest-bearing demand deposits	790,800	—	—	—	—	790,800
Savings deposits	574,982	1,320	6,346	25,046	—	607,694
Time deposits	151,829	184,355	106,970	11,252	—	454,406
Borrowings	24,211	—	—	49,377	—	73,588
Other liabilities	—	—	—	—	49,929	49,929
Shareholders' equity	—	—	—	—	361,574	361,574
Total liabilities and shareholders' equity	$1,643,402	$221,101	$222,331	$381,114	$411,503	$2,879,451
Interest rate swaps	$19,211	$—	$—	$—	$—
Incremental gap	$(745,752)	$137,485	$905,792	$(163,366)	$(114,948)
Cumulative gap	$(745,752)	$(608,267)	$297,525	$134,159
Cumulative gap as a percentage of interest-earning assets	(28.87)%	(23.55)%	11.52%	5.19%

The table above indicates that the Corporation is liability sensitive and would experience a modeled decrease in net interest income if interest rates rise in the near term. Over time, the Corporation expects that net interest income would increase as the magnitude of the asset pricing change exceeds the liability pricing change. In addition, given the current historically low level of interest rates, if rates decline, net interest income would decrease because of the floor being reached on a large portion of liabilities. Actual results may differ from expected results for many reasons including market reactions, competitor responses, customer behavior and/or regulatory actions.

Management also performs a simulation of net interest income to measure interest rate exposures. The following table demonstrates the expected effect that a parallel interest rate shift, or "shock," in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s net interest income over the next twelve months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

Table 14—Net Interest Income - Summary of Interest Rate Simulation

The changes to net interest income are shown in the below table at December 31, 2015. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$567	0.61%
+200 basis points	93	0.10
+100 basis points*	(604)	(0.65)
-100 basis points**	(3,830)	(4.10)
*The small negative impact is also partially attributable to floors on commercial loans.
**Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

The interest rate simulation suggests that the Corporation's balance sheet is slightly liability sensitive as of December 31, 2015 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but negative impact on net interest income over the next 12 months. The Corporation's balance sheet is more asset sensitive in the other rate increase scenarios. It should be noted, however, that the balance sheet is less asset sensitive, in a rising-rate environment, as of December 31, 2015 than it was as of December 31, 2014. This change in sensitivity is primarily related to a revision in the assumptions used for determining interest rate increases on non-maturity deposits in a rising-rate environment as the on-going low interest rate environment may have impacted customer behavior by heightening their sensitivity to rising rates. The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

Management also performs a simulation of the economic value of equity to evaluate longer-term repricing risks. Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows plus the current market value of any off-balance sheet positions. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. Economic value of equity values only the current balance sheet positions and therefore does not incorporate growth assumptions. In a rising rate scenario, a negative change in the economic value of equity demonstrates that asset duration exceeds liability duration over the modeled time period. The table below indicates that economic value risk exposures are relatively moderate across rate scenarios. The decline in values across scenarios is primarily related to increased interest rate volatility, continued spread widening in most sectors, and decreases in investment portfolio values.

Table 15—Economic Value of Equity - Summary of Interest Rate Simulation

The changes in economic value of equity are shown in the below table at December 31, 2015.

	Estimated Change in Economic Value of Equity Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$(10,202)	(1.76)%
+200 basis points	(4,097)	(0.71)
+100 basis points	(3,005)	(0.52)
-100 basis points*	(29,396)	(5.07)
*Because certain current short-term interest rates are at or below 1.00%, the 100 basis point downward shock assumes that corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis points downward shock.

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. A valuation allowance on a deferred tax asset related to available-for-sale securities will need to be included. The ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements.
For additional information regarding recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” of this Form 10-K.

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
We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 4, 2016

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2015	2014

ASSETS
Cash and due from banks	$32,356	$31,995
Interest-earning deposits with other banks	28,443	6,570
Investment securities held-to-maturity (fair value $41,061 and $54,765 at December 31, 2015 and 2014, respectively)	40,990	54,347
Investment securities available-for-sale	329,770	314,283
Loans held for sale	4,680	3,302
Loans and leases held for investment	2,179,013	1,626,625
Less: Reserve for loan and lease losses	(17,628)	(20,662)
Net loans and leases held for investment	2,161,385	1,605,963
Premises and equipment, net	42,156	37,009
Goodwill	112,657	67,717
Other intangibles, net of accumulated amortization and fair value adjustments of $15,360 and $11,776 at December 31, 2015 and 2014, respectively	12,620	12,180
Bank owned life insurance	71,560	62,265
Accrued interest receivable and other assets	42,834	39,690
Total assets	$2,879,451	$2,235,321
LIABILITIES
Noninterest-bearing deposits	$541,460	$449,339
Interest-bearing deposits:
Demand deposits	790,800	640,095
Savings deposits	607,694	519,314
Time deposits	454,406	252,593
Total deposits	2,394,360	1,861,341
Customer repurchase agreements	24,211	41,974
Subordinated notes	49,377	—
Accrued interest payable and other liabilities	49,929	47,452
Total liabilities	2,517,877	1,950,767
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2015 and 2014; 22,054,270 and18,266,404 shares issued at December 31, 2015 and 2014, respectively; 19,530,930 and 16,221,607 shares outstanding at December 31, 2015 and 2014, respectively	110,271	91,332
Additional paid-in capital	121,280	62,980
Retained earnings	193,446	181,851
Accumulated other comprehensive loss, net of tax benefit	(16,708)	(14,462)
Treasury stock, at cost; 2,523,340 and 2,044,797 shares at December 31, 2015 and 2014, respectively	(46,715)	(37,147)
Total shareholders’ equity	361,574	284,554
Total liabilities and shareholders’ equity	$2,879,451	$2,235,321
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Interest income
Interest and fees on loans and leases:
Taxable	$86,792	$62,521	$63,173
Exempt from federal income taxes	6,452	5,684	4,777
Total interest and fees on loans and leases	93,244	68,205	67,950
Interest and dividends on investment securities:
Taxable	4,671	3,989	5,432
Exempt from federal income taxes	3,447	3,610	4,071
Interest on federal funds sold	2	—	—
Other interest income	95	81	126
Total interest income	101,459	75,885	77,579
Interest expense
Interest on demand deposits	1,474	545	478
Interest on savings deposits	533	317	313
Interest on time deposits	4,000	3,102	3,795
Interest on short-term borrowings	35	32	48
Interest on long-term borrowings	2,023	—	483
Total interest expense	8,065	3,996	5,117
Net interest income	93,394	71,889	72,462
Provision for loan and lease losses	3,802	3,607	11,228
Net interest income after provision for loan and lease losses	89,592	68,282	61,234
Noninterest income
Trust fee income	7,908	7,835	7,303
Service charges on deposit accounts	4,230	4,230	4,451
Investment advisory commission and fee income	10,773	11,904	7,642
Insurance commission and fee income	13,885	11,543	9,395
Other service fee income	7,379	7,189	7,390
Bank owned life insurance income	1,295	1,628	2,968
Net gain on sales of investment securities	1,265	635	3,389
Net gain on mortgage banking activities	4,838	2,182	4,523
Net gain on sales and write-downs of other real estate owned	14	195	626
Loss on termination of interest rate swap	—	—	(1,866)
Other income	1,362	1,310	963
Total noninterest income	52,949	48,651	46,784
Noninterest expense
Salaries and benefits	50,069	42,245	39,522
Commissions	8,037	7,637	8,512
Net occupancy	8,430	7,023	5,869
Equipment	7,181	5,645	4,865
Professional fees	3,839	3,164	3,471
Marketing and advertising	2,253	1,880	1,948
Deposit insurance premiums	1,730	1,561	1,553
Intangible expenses	2,567	2,167	157
Acquisition-related costs	1,047	1,270	87
Integration costs	1,490	8	—
Restructuring charges	1,642	—	534
Other expense	17,230	14,654	14,615
Total noninterest expense	105,515	87,254	81,133
Income before income taxes	37,026	29,679	26,885
Income taxes	9,758	7,448	5,696
Net income	$27,268	$22,231	$21,189
Net income per share:
Basic	$1.39	$1.37	$1.28
Diluted	1.39	1.37	1.28
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2015			2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$37,026	$9,758	$27,268	$29,679	$7,448	$22,231	$26,885	$5,696	$21,189
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(2,283)	(799)	(1,484)	5,532	1,936	3,596	(11,712)	(4,099)	(7,613)
Less: reclassification adjustment for net gains on sales realized in net income	(1,265)	(443)	(822)	(635)	(222)	(413)	(3,389)	(1,186)	(2,203)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income	5	2	3	—	—	—	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(3,543)	(1,240)	(2,303)	4,897	1,714	3,183	(15,101)	(5,285)	(9,816)
Cash flow hedge derivatives:
Net change in fair value of interest rate swaps	(197)	(69)	(128)	(241)	(84)	(157)	43	15	28
Less: reclassification adjustment for loss on termination of interest rate swap realized in net income	—	—	—	—	—	—	1,866	653	1,213
Total cash flow hedge derivatives	(197)	(69)	(128)	(241)	(84)	(157)	1,909	668	1,241
Defined benefit pension plans:
Net unrealized (losses) gains arising during the period	(797)	(279)	(518)	(11,968)	(4,189)	(7,779)	7,496	2,623	4,873
Less: amortization of net actuarial loss included in net periodic pension costs	1,362	477	885	666	233	433	1,282	449	833
Less: accretion of prior service cost included in net periodic pension costs	(280)	(98)	(182)	(288)	(101)	(187)	(255)	(89)	(166)
Total defined benefit pension plans	285	100	185	(11,590)	(4,057)	(7,533)	8,523	2,983	5,540
Other comprehensive loss	(3,455)	(1,209)	(2,246)	(6,934)	(2,427)	(4,507)	(4,669)	(1,634)	(3,035)
Total comprehensive income	$33,571	$8,549	$25,022	$22,745	$5,021	$17,724	$22,216	$4,062	$18,154
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2012	16,770,232	$91,332	$62,101	$164,823	$(6,920)	$(27,059)	$284,277

Net income	—	—	—	21,189	—	—	21,189
Other comprehensive loss, net of income tax benefit	—	—	—	—	(3,035)	—	(3,035)
Cash dividends declared ($0.80 per share)	—	—	—	(13,286)	—	—	(13,286)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	132,681	—	20	(32)	—	2,434	2,422
Repurchase of cancelled restricted stock awards	(29,533)	—	519	—	—	(519)	—
Stock-based compensation	—	—	978	—	—	—	978
Net tax deficiency on stock-based compensation	—	—	(27)	—	—	—	(27)
Purchases of treasury stock	(655,609)	—	—	—	—	(12,012)	(12,012)
Restricted stock awards granted	70,041	—	(1,174)	(92)	—	1,266	—
Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506

Net income	—	—	—	22,231	—	—	22,231
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,507)	—	(4,507)
Cash dividends declared ($0.80 per share)	—	—	—	(12,982)	—	—	(12,982)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	124,151	—	43	—	—	2,419	2,462
Exercise of stock options	17,334	—	(5)	—	—	315	310
Repurchase of cancelled restricted stock awards	(43,452)	—	735	—	—	(735)	—
Stock-based compensation	—	—	1,141	—	—	—	1,141
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(238,542)	—	—	—	—	(4,605)	(4,605)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554

Net income	—	—	—	27,268	—	—	27,268
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,246)	—	(2,246)
Cash dividends declared ($0.80 per share)	—	—	—	(15,673)	—	—	(15,673)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	123,391	—	52	—	—	2,382	2,434
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	27,999	—	(54)	—	—	515	461
Repurchase of cancelled restricted stock awards	(19,934)	—	318	—	—	(318)	—
Stock-based compensation	—	—	1,421	—	—	—	1,421
Net tax benefit on stock-based compensation	—	—	31	—	—	—	31
Purchases of treasury stock	(675,754)	—	—	—	—	(13,342)	(13,342)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$27,268	$22,231	$21,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,802	3,607	11,228
Depreciation of premises and equipment	3,757	3,243	2,927
Net gain on sales of investment securities	(1,265)	(635)	(3,389)
Net gain on mortgage banking activities	(4,838)	(2,182)	(4,523)
Net gain on sales and write-down of other real estate owned	(14)	(195)	(626)
Loss on termination of interest rate swap	—	—	1,866
Bank owned life insurance income	(1,295)	(1,628)	(2,968)
Net amortization on investment securities	1,284	1,690	2,729
Amortization, fair market value adjustments and capitalization of mortgage servicing rights	(368)	10	(1,367)
Net accretion of acquisition accounting fair value adjustments	(2,048)	—	—
Stock-based compensation	1,421	1,141	978
Intangible expenses	2,567	2,167	157
Other adjustments to reconcile net income to cash provided by operating activities	(119)	(627)	(246)
Deferred tax expense	3,816	4,162	933
Originations of loans held for sale	(209,464)	(131,461)	(265,732)
Proceeds from the sale of loans held for sale	212,613	132,278	273,665
Contributions to pension and other postretirement benefit plans	(2,271)	(254)	(2,243)
Increase in accrued interest receivable and other assets	(663)	(1,093)	(2,873)
Increase (decrease) in accrued interest payable and other liabilities	1,442	(587)	1,101
Net cash provided by operating activities	35,625	31,867	32,806
Cash flows from investing activities:
Net cash paid due to acquisitions	(2,967)	(9,260)	(2,170)
Net capital expenditures	(5,890)	(5,595)	(3,840)
Proceeds from maturities and calls of securities held-to-maturity	13,000	11,000	3,000
Proceeds from maturities and calls of securities available-for-sale	79,482	58,744	85,205
Proceeds from sales of securities available-for-sale	77,308	32,967	76,361
Purchases of investment securities available-for-sale	(162,722)	(65,215)	(81,712)
Proceeds from sale of loans transferred to held for sale	4,000	—	—
Proceeds from sale of credit card portfolio	—	8,940	—
Net increase in loans and leases	(181,037)	(100,981)	(74,338)
Net (increase) decrease in interest-earning deposits	(16,954)	30,070	11,190
Proceeds from sales of other real estate owned	14	891	4,359
Net decrease in federal funds sold	17,442	—	—
Purchases of bank owned life insurance	(8,000)	—	—
Proceeds from bank owned life insurance	—	—	3,540
Net cash (used in) provided by investing activities	(186,324)	(38,439)	21,595
Cash flows from financing activities:
Net increase (decrease) in deposits	147,572	16,843	(20,515)
Net (decrease) increase in short-term borrowings	(17,763)	4,217	(59,026)
Proceeds from issuance of subordinated notes	49,267	—	—
Repayment of subordinated debt	—	—	(375)
Payment for repurchase of trust preferred securities	—	—	(20,619)
Payment of contingent consideration on acquisitions	(2,631)	(310)	—
Purchases of treasury stock	(13,342)	(4,605)	(12,012)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,434	2,462	2,422
Proceeds from exercise of stock options, including excess tax benefits	534	310	—
Cash dividends paid	(15,011)	(12,996)	(10,029)
Net cash provided by (used in) financing activities	151,060	5,921	(120,154)
Net decrease (increase) in cash and due from banks	361	(651)	(65,753)
Cash and due from banks at beginning of year	31,995	32,646	98,399
Cash and due from banks at end of period	$32,356	$31,995	$32,646

	For the Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,099	$4,118	$5,997
Cash paid for income taxes, net of refunds	2,142	5,899	5,352
Non cash transactions:
Transfer of loans to other real estate owned	$320	$—	$3,485
Transfer of loans to loans held for sale	4,000	8,926	—
Assets acquired through acquisitions	425,185	—	—
Liabilities assumed through acquisitions	389,795	—	—
Contingent consideration recorded as goodwill	1,525	6,105	454
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
Note 1. Summary of Significant Accounting Policies
Organization
Univest Corporation of Pennsylvania (the Corporation) through its wholly owned subsidiary, Univest Bank and Trust Co. (the Bank), is engaged in domestic commercial and consumer banking services and provides a full range of banking and trust services to its customers. The Bank wholly owns Univest Capital, Inc., which provides lease financing, and Delview, Inc., who through its subsidiaries, Univest Investments, Inc., Univest Insurance, Inc. and Girard Partners provides financial planning, investment management, investment advisory, insurance products and brokerage services. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, along with the acquisition of Girard Partners.
At December 31, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting”.
The Bank serves Montgomery, Bucks and Chester Counties, the Lehigh Valley of Pennsylvania and the greater Philadelphia marketplace through twenty-nine banking offices and provides banking and trust services to the residents and employees of twelve retirement communities. Banking services are also available on-line at the Corporation’s website at www.univest.net.
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
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2015 or 2014. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses reflected in other comprehensive income, net of estimated income taxes. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income. The amortization of premiums and accretion of discounts are included in interest income and calculated using the level yield method.

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
Loans and Leases
Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial loans, real estate loans excluding residential real estate loans, and consumer loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Interest on residential real estate loans is recorded based on the outstanding balance using the actual interest rate based upon a monthly interest calculation. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon failure to comply with contractual terms.

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

The reserve for loan and lease losses is determined at the end of each quarter, and more frequently for management review purposes. Calculating the Corporation's reserve for loan and lease losses begins with the Bank's loan portfolio utilizing historical loss data as a starting point, while evaluating the impact of environmental factors in a quantitative manner as they relate to the collectability of outstanding loan obligations. The Corporation utilizes a rolling eight-quarter migration analysis and loss emergence period analysis to determine the annualized net expected loan loss experience.

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

The reserve for loan and lease losses consists of an allocated reserve and an unallocated reserve. The allocated reserve is comprised of reserves established on specific loans and leases, and class reserves based on historical loan and lease loss experience and qualitative factors, current trends, and management assessments. The unallocated reserve supports other risk considerations not readily quantifiable through the allocated reserve metrics outlined above, as well as the inherent imprecision of the reserve for loan and lease losses model complexity. These considerations include, but are not limited to, the improving credit risk profile of performing loans individually measured for impairment, less than fully seasoned home equity portfolio metrics and reclassification of loan settlement exposures.

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

The Corporation may use interest-rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. Changes in the fair value of derivative instruments designated as hedges of future cash flows are recognized in accumulated other comprehensive income until the underlying forecasted transactions occur, at which time the deferred gains and losses are recognized in earnings. The change in fair value of the ineffective part of the instrument would be charged to earnings, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in the consolidated statement of income. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the consolidated statement of income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sale of mortgage loans to third-party investors to hedge the effect of changes in interest rates on the value of the interest rate locks. Forward loan sale commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. Both the interest rate locks and the forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle each derivative financial instrument at the balance sheet date. Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within the net gain on mortgage banking activities on the consolidated statements of income.
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

The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 for employees who have served for several years, with ability and distinction, in one of the primary policy-making senior level positions in the Corporation. The SNQPP was established prior to the existence of a 401(k) deferred salary savings, employee stock purchase and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired. These non-qualified plans are accounted for under guidance for deferred compensation arrangements.
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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2015 and 2014, 87,946 and 82,922 shares, respectively, were issued under the dividend reinvestment plan, with 464,235 shares available for future purchase at December 31, 2015.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2015 and 2014, 26,440 and 23,271 shares, respectively, were issued under the employee stock purchase plan, with 706,184 shares available for future purchase at December 31, 2015.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) simplifying the accounting for measurement-period adjustments related to business combinations. The ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under this ASU, measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. The ASU requires additional disclosures about the impact on current period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The amendments in this ASU are effective for financial statements of public businesses issued for fiscal years and interim periods within those years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of this ASU will not have any impact on the Corporation's financial statements.
In April 2015, the FASB issued an ASU simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. The ASU is effective for financial statements of public business issued for fiscal years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of ASU will not impact the Corporation's balance sheet presentation as the Corporation currently follows this presentation consistent with the guidance in FASB Concepts Statement No. 6.
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
In January 2014, the FASB issued an ASU regarding reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The ASU clarifies that when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU was issued to eliminate diversity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014, or January 1, 2015 for the Corporation. The adoption of this guidance did not have a material impact on the Corporation's financial statements but resulted in expanded disclosures effective March 31, 2015, which are included in Note 5, “Loans and Leases.”

Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2015 and 2014 was $4.2 million and $2.5 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $36.5 million and $31.5 million for the years ended December 31, 2015 and 2014, respectively.
The Corporation maintains interest-earning deposit accounts at other financial institutions as collateral for risk participation agreements and an interest rate swap agreement. The pledging requirement at December 31, 2015 and 2014 was $460 thousand and $670 thousand, respectively. See Note 16, “Commitments and Contingencies” and Note 17, "Derivative Instruments and Hedging Activities" for additional information.
Note 3. Acquisitions
Fox Chase Bancorp
On December 8, 2015 the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger pursuant to which Fox Chase will be merged with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $239.3 million. Fox Chase had approximately $1.1 billion in assets, $767.7 million in loans, and $765.0 million in deposits at December 31, 2015. Fox Chase's main office is in Hatboro, Pennsylvania and operates full-service banking offices in Pennsylvania and New Jersey. Upon completion, the Corporation's presence will expand in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Atlantic and Cape May counties in New Jersey, complementing and expanding the Corporation's existing network of financial centers.
Upon completion of the merger, Fox Chase shareholders will have the right to receive either $21.00 in cash, or a fixed exchange ratio of 0.9731 shares of the Corporation’s common stock, or a combination of the two, for outstanding shares of Fox Chase. The stock/cash election is subject to allocation provisions to assure that 40% of Fox Chase shares receive cash consideration and 60% of Fox Chase shares receive stock consideration. The Merger Agreement has been approved by the Boards of Directors of the Corporation, the Bank, Fox Chase and Fox Chase Bank and remains subject to approval by the shareholders of both companies, as well as their regulatory authorities. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes. The transaction is expected to close in the third quarter of 2016.

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
The acquisition was an all-stock transaction with an aggregate value of approximately $77 million. Pursuant to the Merger Agreement, each share of Valley Green Bank common stock was cancelled and converted into the right to receive 1.3541shares of Univest common stock, $5 par value, with any fractional share entitled to payment in cash. As a result, the Corporation delivered 3,787,866 shares of the Corporation's common stock to the former shareholders of Valley Green Bank. Valley Green Bank outstanding stock options of 122,377 were exchanged for cash and related payroll taxes of $2.2 million. Approximately $3 thousand in cash was paid for fractional shares.
The transaction was accounted for using the acquisition method of accounting, which required the Corporation to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with remaining excess consideration recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $425.2 million, which included $380.9 million in loans and $385.9 million in deposits at January 1, 2015. The results of Valley Green Bank's operations have been included in the Corporation consolidated financial statements prospectively from the date of the merger.

The following table summarized the consideration paid for Valley Green Bank and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Valley Green common shares outstanding	2,797,454
Exchange ratio	1.3541
Univest shares issued	3,787,866
Univest closing stock price at December 31, 2014	$20.24
Purchase price assigned to Valley Green common shares exchanged for Univest stock		$76,667
Purchase price assigned to cash in lieu of fractional shares		3
Purchase price assigned to Valley Green options settled for cash		2,236
Total purchase price		$78,906

Fair value of assets acquired:
Cash and due from banks	$4,919
Federal funds sold	17,442
Investment securities available-for-sale	12,766
Loans held for investment	380,924
Premises and equipment, net	2,973
Core deposit intangible *	1,520
Accrued interest receivable and other assets	4,641
Total identifiable assets		$425,185
Fair value of liabilities assumed:
Deposits - noninterest bearing	$49,102
Deposits - interest bearing	336,810
Change in control accrued payments	2,070
Accrued interest payable and other liabilities	1,813
Total liabilities		$389,795
Identifiable net assets		35,390
Goodwill resulting from merger *		$43,516
* Goodwill is not deductible for federal income tax purposes. The goodwill and core deposit intangible are allocated to the Banking business segment.
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
Direct costs related to the acquisition were expensed as incurred. For the year ended December 31, 2015, the Corporation incurred $2.0 million of Valley Green Bank integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.
Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the years ended December 31, 2015 and 2014 combine the historical consolidated results of the Corporation and Valley Green Bank and give effect to the merger as if the merger occurred on January 1, 2015 and January 1, 2014, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Valley Green Bank at their respective fair values. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings.
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

	Pro Forma
	For the Years Ended December 31,
(Dollars in thousands, except share data)	2015	2014
Net interest income	$93,394	$92,240
Noninterest income	52,949	49,325
Noninterest expense	105,515	98,729
Net income	27,268	27,468
Earnings per share
Basic	1.39	1.37
Diluted	1.39	1.37
* The year ended December 31, 2015 included integration and acquisition-related costs associated with Valley Green Bank incurred during the first and second quarters of $2.0 million ($1.3 million, net of tax), or $0.07 diluted earnings per share on a tax affected basis. The year ended December 31, 2015 also included $540 thousand ($493 thousand, net of tax) of acquisition-related costs associated with the pending merger with Fox Chase Bancorp during the fourth quarter, or $0.03 diluted earnings per share on a tax affected basis. The year ended December 31, 2015 included restructuring charges of $1.6 million ($1.1 million, net of tax), incurred in the second quarter, related to the consolidation of six financial centers in September of 2015 under the Bank's optimization plan or $0.05 diluted earnings per share on a tax affected basis.

Note 4. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2015 and 2014, by contractual maturity within each type:

	At December 31, 2015				At December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$21,047	$134	$—	$21,181	$13,088	$82	$—	$13,170
After 1 year to 5 years	19,943	1	(64)	19,880	41,259	388	(52)	41,595
	40,990	135	(64)	41,061	54,347	470	(52)	54,765
Total	$40,990	$135	$(64)	$41,061	$54,347	$470	$(52)	$54,765
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$4,978	$—	$(91)	$4,887	$4,972	$—	$(127)	$4,845
	4,978	—	(91)	4,887	4,972	—	(127)	4,845
U.S. government corporations and agencies:
Within 1 year	10,389	—	(29)	10,360	—	—	—	—
After 1 year to 5 years	92,148	26	(378)	91,796	122,328	48	(532)	121,844
	102,537	26	(407)	102,156	122,328	48	(532)	121,844
State and political subdivisions:
Within 1 year	—	—	—	—	600	2	—	602
After 1 year to 5 years	17,362	80	(29)	17,413	12,326	17	(59)	12,284
After 5 years to 10 years	47,969	1,188	(32)	49,125	49,554	1,616	(77)	51,093
Over 10 years	34,334	1,160	—	35,494	37,004	1,792	(1)	38,795
	99,665	2,428	(61)	102,032	99,484	3,427	(137)	102,774
Residential mortgage-backed securities:
After 1 year to 5 years	9,713	12	(13)	9,712	5,066	17	—	5,083
After 5 years to 10 years	60	—	—	60	4,856	—	(32)	4,824
Over 10 years	3,517	65	—	3,582	3,661	75	—	3,736
	13,290	77	(13)	13,354	13,583	92	(32)	13,643
Collateralized mortgage obligations:
Over 10 years	3,215	—	(82)	3,133	3,810	—	(85)	3,725
	3,215	—	(82)	3,133	3,810	—	(85)	3,725
Corporate bonds:
Within 1 year	250	—	—	250	4,998	22	—	5,020
After 1 year to 5 years	19,446	25	(158)	19,313	29,505	88	(244)	29,349
After 5 years to 10 years	10,148	—	(266)	9,882	20,442	—	(371)	20,071
Over 10 years	60,000	—	(2,770)	57,230	—	—	—	—
	89,844	25	(3,194)	86,675	54,945	110	(615)	54,440
Money market mutual funds:
No stated maturity	16,726	—	—	16,726	11,675	—	—	11,675
	16,726	—	—	16,726	11,675	—	—	11,675
Equity securities:
No stated maturity	426	381	—	807	854	483	—	1,337
	426	381	—	807	854	483	—	1,337
Total	$330,681	$2,937	$(3,848)	$329,770	$311,651	$4,160	$(1,528)	$314,283
Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at December 31, 2015 and 2014 do not represent other-than-temporary impairments.
Securities with a carrying value of $210.1 million and $230.9 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Securities available-for-sale:
Proceeds from sales	$77,308	$32,967	$76,361
Gross realized gains on sales	1,295	635	3,396
Gross realized losses on sales	30	—	7
Tax expense related to net realized gains on sales	443	222	1,186
The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the years ended December 31, 2015, 2014 and 2013. The Corporation realized other-than-temporary impairment charges to noninterest income of $5 thousand, $0 thousand, and $0 thousand on its equity portfolio during the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2015 and 2014 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2015
Securities Held-to-Maturity
Corporate bonds	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Total	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,887	$(91)	$4,887	$(91)
U.S. government corporations and agencies	72,157	(379)	4,972	(28)	77,129	(407)
State and political subdivisions	10,251	(49)	1,335	(12)	11,586	(61)
Residential mortgage-backed securities	4,751	(13)	—	—	4,751	(13)
Collateralized mortgage obligations	—	—	3,133	(82)	3,133	(82)
Corporate bonds	72,234	(2,941)	10,669	(253)	82,903	(3,194)
Total	$159,393	$(3,382)	$24,996	$(466)	$184,389	$(3,848)

At December 31, 2014
Securities Held-to-Maturity
Corporate bonds	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Total	$15,036	$(27)	$4,987	$(25)	$20,023	$(52)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,845	$(127)	$4,845	$(127)
U.S. government corporations and agencies	39,607	(80)	62,140	(452)	101,747	(532)
State and political subdivisions	10,246	(31)	9,303	(106)	19,549	(137)
Residential mortgage-backed securities	4,824	(32)	—	—	4,824	(32)
Collateralized mortgage obligations	—	—	3,725	(85)	3,725	(85)
Corporate bonds	21,949	(328)	15,805	(287)	37,754	(615)
Total	$76,626	$(471)	$95,818	$(1,057)	$172,444	$(1,528)

Note 5. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31, 2015			At December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total	Total
Commercial, financial and agricultural	$479,980	$24,535	$504,515	$457,827
Real estate-commercial	759,342	126,550	885,892	628,478
Real estate-construction	91,904	4,637	96,541	79,887
Real estate-residential secured for business purpose	94,280	124,503	218,783	36,932
Real estate-residential secured for personal purpose	177,850	3,305	181,155	166,850
Real estate-home equity secured for personal purpose	125,361	11,594	136,955	108,250
Loans to individuals	29,406	326	29,732	29,941
Lease financings	125,440	—	125,440	118,460
Total loans and leases held for investment, net of deferred income	$1,883,563	$295,450	$2,179,013	$1,626,625

Unearned lease income, included in the above table	$(13,829)	$—	$(13,829)	$(14,131)
Net deferred costs, included in the above table	4,244	—	4,244	3,218
Overdraft deposits included in the above table	35	—	35	50
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at December 31, 2015 totaled $295.5 million, including $1.3 million of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with ASC Topic 310-30. See Note 3, "Acquisition" for additional information.
The outstanding principal balance and carrying amount for acquired credit impaired loans at December 31, 2015 were as follows:

(Dollars in thousands)	At December 31, 2015
Outstanding principal balance	$3,551
Carrying amount	1,253
Allowance for loan losses	8

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	For the Year Ended December 31, 2015
Beginning of period	$—
Acquisition of credit impaired loans	305
Reclassification from nonaccretable difference	574
Accretable yield amortized to interest income	(717)
Disposals	(18)
End of period	$144

The Corporation is a lessor of equipment under agreements expiring at various dates through the year 2023. At December 31, 2015 and 2014, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2015	2014
Within 1 year	$54,093	$50,340
After 1 year through 2 years	40,250	38,084
After 2 years through 3 years	25,940	25,888
After 3 years through 4 years	13,914	13,667
After 4 years through 5 years	4,853	4,312
Thereafter	219	300
Total future minimum lease payments receivable	139,269	132,591
Less: Unearned income	(13,829)	(14,131)
Total lease financing receivables, net of unearned income	$125,440	$118,460
Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2015 and 2014:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2015
Commercial, financial and agricultural	$864	$298	$4,279	$5,441	$498,757	$317	$504,515	$—
Real estate—commercial real estate and construction:
Commercial real estate	12,103	—	1,102	13,205	872,174	513	885,892	—
Construction	—	—	—	—	96,541	—	96,541	—
Real estate—residential and home equity:
Residential secured for business purpose	1,406	2,356	727	4,489	213,871	423	218,783	—
Residential secured for personal purpose	990	69	309	1,368	179,787	—	181,155	—
Home equity secured for personal purpose	777	52	174	1,003	135,952	—	136,955	—
Loans to individuals	198	97	173	468	29,264	—	29,732	173
Lease financings	1,294	652	646	2,592	122,848	—	125,440	206
Total	$17,632	$3,524	$7,410	$28,566	$2,149,194	$1,253	$2,179,013	$379

At December 31, 2014
Commercial, financial and agricultural	$145	$747	$2,567	$3,459	$454,368	$—	$457,827	$—
Real estate—commercial real estate and construction:
Commercial real estate	361	913	1,163	2,437	626,041	—	628,478	—
Construction	—	405	5,525	5,930	73,957	—	79,887	—
Real estate—residential and home equity:
Residential secured for business purpose	167	56	713	936	35,996	—	36,932	—
Residential secured for personal purpose	409	604	60	1,073	165,777	—	166,850	—
Home equity secured for personal purpose	348	—	215	563	107,687	—	108,250	31
Loans to individuals	365	65	365	795	29,146	—	29,941	365
Lease financings	1,610	406	435	2,451	116,009	—	118,460	55
Total	$3,405	$3,196	$11,043	$17,644	$1,608,981	$—	$1,626,625	$451

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at December 31, 2015 and 2014:

	At December 31,
	2015				2014
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$6,915	$1,602	$—	$8,517	$5,002	$2,851	$—	$7,853
Real estate—commercial real estate and construction:
Commercial real estate	4,314	2,449	—	6,763	4,413	2,618	—	7,031
Construction	—	—	—	—	5,931	—	—	5,931
Real estate—residential and home equity:
Residential secured for business purpose	1,863	763	—	2,626	915	—	—	915
Residential secured for personal purpose	376	421	—	797	512	—	—	512
Home equity secured for personal purpose	275	—	—	275	184	—	31	215
Loans to individuals	—	—	173	173	—	—	365	365
Lease financings	440	10	206	656	380	—	55	435
Total	$14,183	$5,245	$379	$19,807	$17,337	$5,469	$451	$23,257
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $93 thousand and $3.1 million at December 31, 2015 and December 31, 2014, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2015 and 2014.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating. Loans with risk ratings of one through five are reviewed based on the relationship dollar amount with the borrower: loans with a relationship total of $2.5 million or greater are reviewed quarterly; loans with a relationship balance of less than $2.5 million but greater than $500 thousand are reviewed annually based on the borrower’s fiscal year; loans with a relationship balance of less than $500 thousand are reviewed only if the loan becomes 60 days or more past due. Loans with a risk rating of six are also reviewed based on the relationship dollar amount with the borrower: loans with a relationship balance of $2.0 million or greater are reviewed quarterly; loans with a relationship balance of less than $2.0 million but greater than $500 thousand are reviewed annually; loans with a relationship balance of less than $500 thousand are reviewed only if the loan becomes 60 days or more past due. Loans with a risk rating of seven are reviewed at least quarterly, and as often as monthly, at management’s discretion. Loans with risk ratings of eight through ten are reviewed monthly.

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$968	$—	$5,417	$—	$6,385
3. Strong	17,328	10,877	—	—	28,205
4. Satisfactory	36,697	36,023	450	9	73,179
5. Acceptable	328,140	530,766	72,630	78,659	1,010,195
6. Pre-watch	61,098	119,117	13,262	7,161	200,638
7. Special Mention	6,074	20,286	—	2,347	28,707
8. Substandard	29,675	42,273	145	6,104	78,197
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$479,980	$759,342	$91,904	$94,280	$1,425,506

At December 31, 2014
Grade:
1. Cash secured/ 2. Fully secured	$4,248	$—	$1,262	$—	$5,510
3. Strong	14,013	8,504	3,897	—	26,414
4. Satisfactory	23,931	30,587	8,731	339	63,588
5. Acceptable	301,425	402,719	55,111	24,535	783,790
6. Pre-watch	65,993	123,129	4,956	5,384	199,462
7. Special Mention	7,166	17,505	—	1,304	25,975
8. Substandard	41,051	46,034	5,930	5,370	98,385
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$457,827	$628,478	$79,887	$36,932	$1,203,124
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,411	$—	$—	$—	$1,411
3. Strong	—	—	—	—	—
4. Satisfactory	1,181	3,561	—	608	5,350
5. Acceptable	18,446	102,122	4,637	113,002	238,207
6. Pre-watch	2,273	10,365	—	8,153	20,791
7. Special Mention	417	8,853	—	367	9,637
8. Substandard	807	1,649	—	2,373	4,829
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$24,535	$126,550	$4,637	$124,503	$280,225
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At December 31, 2015
Performing	$177,053	$125,086	$29,233	$124,784	$456,156
Nonperforming	797	275	173	656	1,901
Total	$177,850	$125,361	$29,406	$125,440	$458,057

At December 31, 2014
Performing	$166,338	$108,035	$29,576	$118,025	$421,974
Nonperforming	512	215	365	435	1,527
Total	$166,850	$108,250	$29,941	$118,460	$423,501
The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At December 31, 2015
Performing	$3,305	$11,594	$326	$—	$15,225
Nonperforming	—	—	—	—	—
Total	$3,305	$11,594	$326	$—	$15,225
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
Commercial, financial and agricultural loans, commercial real estate loans, construction loans and residential real estate loans secured for a business purpose are more susceptible to a risk of loss during a downturn in the business cycle. While, the Corporation has strict underwriting, review, and monitoring procedures in place, these procedures cannot eliminate all of the risks related to these loans.
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
The Corporation originates fixed-rate and adjustable-rate real estate-residential mortgage loans that are secured by the underlying 1-to-4 family residential properties for personal purposes. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-equity ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(4,793)	(1,895)	(179)	(279)	(549)	(801)	N/A	(8,496)
Recoveries	1,032	200	28	10	176	214	N/A	1,660
Provision (recovery of provision)	3,259	(684)	43	657	359	644	(655)	3,623
Provision for acquired credit impaired loans	—	8	108	63	—	—	—	179
Ending balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628

For the Year Ended December 31, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(2,834)	(4,363)	(140)	(141)	(796)	(576)	N/A	(8,850)
Recoveries	247	524	60	34	265	281	N/A	1,411
(Recovery of provision) provision	(282)	4,002	(219)	(53)	197	(5)	(33)	3,607
Ending balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662

For the Year Ended December 31, 2013
Reserve for loan and lease losses:
Beginning balance	$11,594	$7,507	$639	$980	$679	$1,326	$2,021	$24,746
Charge-offs	(3,213)	(8,667)	(112)	(195)	(641)	(791)	N/A	(13,619)
Recoveries	320	1,104	13	13	174	515	N/A	2,139
Provision (recovery of provision)	1,088	8,836	522	486	482	235	(421)	11,228
Ending balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
* Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale in the second quarter of 2015 and sold in the fourth quarter of 2015.
N/A – Not applicable

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2015 and 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2015

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$208	$—	$45	$69	$—	$—	N/A	$322
Ending balance: collectively evaluated for impairment	6,210	6,564	718	1,506	346	1,042	912	17,298
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	—	—	—	—	—	8
Total ending balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,881	$30,088	$4,892	$1,072	$—	$—		$48,933
Ending balance: collectively evaluated for impairment	467,099	821,158	89,388	302,139	29,406	125,440		1,834,630
Acquired non-credit impaired loans	24,218	130,674	124,080	14,899	326	—		294,197
Acquired credit impaired loans	317	513	423	—	—	—		1,253
Total ending balance	$504,515	$982,433	$218,783	$318,110	$29,732	$125,440		$2,179,013

At December 31, 2014

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$920	$78	$—	$—	$—	$—	N/A	$998
Ending balance: collectively evaluated for impairment	6,000	8,865	763	1,124	360	985	1,567	19,664
Total ending balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$16,561	$35,926	$3,008	$696	$—	$—		$56,191
Ending balance: collectively evaluated for impairment	441,266	672,439	33,924	274,404	29,941	118,460		1,570,434
Total ending balance	$457,827	$708,365	$36,932	$275,100	$29,941	$118,460		$1,626,625
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
Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at December 31, 2015 and 2014. The impaired loans exclude loans acquired with deteriorated credit quality.

	At December 31,
	2015			2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$10,337	$13,318		$12,628	$13,050
Real estate—commercial real estate	30,088	30,996		29,779	30,810
Real estate—construction	—	—		5,931	6,474
Real estate—residential secured for business purpose	4,597	4,717		3,008	3,044
Real estate—residential secured for personal purpose	545	554		512	547
Real estate—home equity secured for personal purpose	170	170		184	184
Total impaired loans with no related allowance recorded	$45,737	$49,755		$52,042	$54,109

Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$2,544	$2,544	$208	$3,933	$3,935	$920
Real estate—commercial real estate	—	—	—	216	216	78
Real estate—residential secured for business purpose	295	295	45	—	—	—
Real estate—residential secured for personal purpose	252	252	16	—	—	—
Real estate—home equity secured for personal purpose	105	105	53	—	—	—
Total impaired loans with an allowance recorded	$3,196	$3,196	$322	$4,149	$4,151	$998

Total impaired loans:
Commercial, financial and agricultural	$12,881	$15,862	$208	$16,561	$16,985	$920
Real estate—commercial real estate	30,088	30,996	—	29,995	31,026	78
Real estate—construction	—	—	—	5,931	6,474	—
Real estate—residential secured for business purpose	4,892	5,012	45	3,008	3,044	—
Real estate—residential secured for personal purpose	797	806	16	512	547	—
Real estate—home equity secured for personal purpose	275	275	53	184	184	—
Total impaired loans	$48,933	$52,951	$322	$56,191	$58,260	$998
Impaired loans includes nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $30.0 million and $33.8 million at December 31, 2015 and 2014, respectively. Specific reserves on other accruing impaired loans were $186 thousand and $476 thousand at December 31, 2015 and 2014, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	For the Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$1,832	$—	$110	$—	$—	$—	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	15,383	423	481	15,334	540	258	6,412	172	200
Real estate—commercial real estate	23,692	996	330	26,662	1,143	323	25,728	837	717
Real estate—construction	3,164	—	162	10,412	103	463	14,621	124	680
Real estate—residential secured for business purpose	3,805	144	161	2,524	77	61	672	19	10
Real estate—residential secured for personal purpose	729	2	43	719	—	49	760	—	45
Real estate—home equity secured for personal purpose	184	—	11	106	—	10	8	—	—
Loans to individuals	—	—	—	4	—	—	40	4	—
Total	$48,789	$1,565	$1,298	$55,761	$1,863	$1,164	$48,241	$1,156	$1,652

*
Includes interest income recognized on a cash basis for nonaccrual loans of $37 thousand, $23 thousand and $6 thousand for the years ended December 31, 2015, 2014 and 2013, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.5 million, $1.8 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Any income accrued on 1-to-4 family residential properties after the loan becomes 90 days past due, which is not placed on non-accrual, is held in a reserve for uncollected interest. The reserve for uncollected interest was $0 thousand and $1 thousand at December 31, 2015 and 2014, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $381 thousand and $338 thousand at December 31, 2015 and 2014, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015				2014
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	4	$1,140	$1,140	$—	6	$1,824	$1,824	$507
Real estate—commercial real estate	1	405	405	—	1	1,000	1,000	—
Real estate—residential secured for business purpose	1	353	353	—	—	—	—	—
Total	6	$1,898	$1,898	$—	7	$2,824	$2,824	$507

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	$122	$22	—	$—	$—	$—
Real estate—commercial real estate	—	—	—	—	1	50	50	—
Real estate—residential secured for business purpose	—	—	—	—	2	688	688	—
Total	1	$122	$122	$22	3	$738	$738	$—
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2015 and 2014:

	Temporary Payment Reduction		Interest Rate Reduction		Maturity Date Extension		Payments Suspended		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—	1	$500	—	$—	2	$497	4	$1,140
Real estate—commercial real estate	—	—	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	1	353	—	—	—	—	—	—	—	—	1	353
Total	2	$496	—	$—	1	$500	—	$—	3	$902	6	$1,898

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	—	$—	—	$—	—	$—	—	$—	1	$122
Total	1	$122	—	$—	—	$—	—	$—	—	$—	1	$122

For the Year Ended December 31, 2014
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	5	$1,699	1	$125	—	$—	6	$1,824
Real estate—commercial real estate	—	—	—	—	1	1,000	—	—	—	—	1	1,000
Total	—	$—	—	$—	6	$2,699	1	$125	—	$—	7	$2,824

Nonaccrual Troubled Debt Restructured Loans:
Real estate—commercial real estate	—	$—	1	$50	—	$—	—	$—	—	$—	1	$50
Real estate—residential secured for business purpose	—	—	1	55	1	633	—	—	—	—	2	688
Total	—	$—	2	$105	1	$633	—	$—	—	$—	3	$738

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2015		2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—
Total	1	$143	—	$—

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2015 and 2014:

(Dollars in thousands)	At December 31, 2015	At December 31, 2014
Real estate-residential secured for personal purpose	$313	$62
Real estate-home equity secured for personal purpose	60	—
Total	$373	$62
The Corporation held no foreclosed consumer residential real estate property at December 31, 2015 and 2014.

Note 6. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2015	2014
Land and land improvements	$11,527	$10,576
Premises and improvements	40,936	37,348
Furniture and equipment	26,456	24,303
Total cost	78,919	72,227
Less: accumulated depreciation	(36,763)	(35,218)
Net book value	$42,156	$37,009

Note 7. Goodwill and Other Intangible Assets
The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $3.3 million and $2.3 million, respectively. In 2015, 2014 and 2013, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $0 thousand, $31 thousand and $83 thousand, respectively. The Corporation also has goodwill with a net carrying amount of $112.7 million at December 31, 2015, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded goodwill of $43.5 million and core deposit intangibles of $1.5 million related to the Valley Green Bank acquisition on January 1, 2015.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2015 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation completed the most recent impairment test for goodwill during the fourth quarter of 2014. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2015. There was no goodwill impairment or material impairment of identifiable intangibles recorded during 2013 through 2015.
Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2015 and 2014 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2013	$35,058	$8,625	$13,834	$57,517
Addition to goodwill from acquisitions	—	6,809	3,391	10,200
Balance at December 31, 2014	35,058	15,434	17,225	67,717
Addition to goodwill from acquisitions	43,516	—	1,424	44,940
Balance at December 31, 2015	$78,574	$15,434	$18,649	$112,657
The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2015			At December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$1,520	$276	$1,244	$—	$—	$—
Customer related intangibles	14,227	8,728	5,499	13,397	6,726	6,671
Mortgage servicing rights	12,233	6,356	5,877	10,559	5,050	5,509
Total amortized intangible assets	$27,980	$15,360	$12,620	$23,956	$11,776	$12,180

The estimated aggregate amortization expense for core deposit and customer related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2016		$1,871
2017		1,544
2018		1,170
2019		847
2020		577
Thereafter		734
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $8.0 million and $6.9 million at December 31, 2015 and 2014, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at December 31, 2015 and 2014.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Beginning of period	$5,509	$5,519	$4,152
Servicing rights capitalized	1,674	1,118	2,485
Amortization of servicing rights	(1,306)	(1,378)	(1,365)
Changes in valuation allowance	—	250	247
End of period	$5,877	$5,509	$5,519
Mortgage loans serviced for others	$863,947	$796,835	$751,891
Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Valuation allowance, beginning of period	$—	$(250)	$(497)
Additions	—	—	—
Reductions	—	250	247
Direct write-downs	—	—	—
Valuation allowance, end of period	$—	$—	$(250)
The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousands)	Amount
2016		$902
2017		783
2018		672
2019		574
2020		489
Thereafter		2,457

Note 8. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2015	2014
Other real estate owned	$1,276	$955
Accrued interest receivable	7,463	6,086
Accrued income and other receivables	2,725	2,655
Fair market value of derivative financial instruments	1,089	788
Other prepaid expenses	10,880	13,963
Federal Reserve Bank stock, Federal Home Loan Bank stock and other not readily marketable equity securities	8,880	4,487
Net federal deferred tax assets	10,521	10,756
Total accrued interest and other assets	$42,834	$39,690
At December 31, 2015 and 2014, the Bank held $6.6 million and $3.3 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. In the first quarter of 2015, the Bank purchased an additional $2.3 million of Federal Reserve Bank stock due to the increase of capital in conjunction with the acquisition of Valley Green Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.2 million and $1.1 million at December 31, 2015 and 2014, respectively. Additionally, the FHLB might require its members to increase its capital stock requirements. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in the FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock at December 31, 2015. Therefore, at December 31, 2015, the FHLB stock is recorded at cost.

Note 9. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current:
Federal	$5,113	$2,509	$4,172
State	829	777	591
Deferred:
Federal	3,877	4,027	922
State	(61)	135	11
	$9,758	$7,448	$5,696
The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(9.5)	(11.2)	(11.7)
Increase in value of bank owned life insurance assets	(1.2)	(1.9)	(3.9)
Retirement plans	1.9	—	2.6
Other, including state income taxes, valuation allowances and rate differentials	0.2	3.2	0.8
	26.4%	25.1%	22.8%

During the years ended December 31, 2015 and 2014, the Corporation recorded excess tax benefits resulting from the exercise of employee stock options and restricted stock of $73 thousand (includes a 2014 adjustment of $23 thousand) and $0 thousand respectively, to additional paid-in capital.
At December 31, 2015, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At December 31, 2015, the Corporation’s tax years 2012 through 2014 remain subject to federal examination as well as examination by state taxing jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation has a state net operating loss carry-forward of $30.6 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2015 and 2014 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $42 thousand and $2 thousand were reversed and recorded to additional paid-in capital during the years ended December 31, 2015 and 2014, respectively, as a result of unrecognized restricted stock and non-qualified stock option expense. During 2015, net deferred taxes of $2.5 million were added due to the Valley Green acquisition.
The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Loan and lease loss	$6,012	$7,358
Deferred compensation	2,483	2,492
Actuarial adjustments on retirement benefits*	8,525	8,625
State net operating losses	1,986	1,621
Other-than-temporary impairments on equity securities	317	577
Alternative minimum tax credits**	2,156	1,067
Net unrealized holding losses on securities available-for-sale and swaps*	472	—
Other	1,150	1,125
Gross deferred tax assets	23,101	22,865
Valuation allowance	(1,609)	(1,461)
Total deferred tax assets, net of valuation allowance	21,492	21,404
Deferred tax liabilities:
Market discount	2,481	2,224
Retirement plans	7,169	5,700
Intangible assets	1,663	2,308
Net unrealized holding gains on securities available-for-sale and swaps*	—	837
Total deferred tax liabilities	11,313	11,069
Net deferred tax assets	$10,179	$10,335
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
The Corporation also provides certain postretirement healthcare and life insurance benefits for retired employees. This plan provides a fixed cost subsidy that is not dependent on medical inflation. Therefore, health care cost trend rates do not have an effect on the amounts reported for this plan. Information on these benefits is reported under “Other Postretirement Benefits” within this footnote.
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $836 thousand, and $765 thousand, respectively.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2015 and 2013 was $285 thousand and $661 thousand, respectively. The Corporation recognized income in 2014 of $44 thousand primarily due to an increase in the weighted average discount rate from 4.0% for 2013 to 4.9% for 2014.
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$51,390	$39,593	$2,896	$2,330
Service cost	756	528	59	75
Interest cost	1,953	1,900	110	128
Actuarial loss (gain)	(1,915)	11,462	(141)	455
Benefits paid	(2,374)	(2,093)	(90)	(92)
Benefit obligation at end of year	$49,810	$51,390	$2,834	$2,896

Change in plan assets:
Fair value of plan assets at beginning of year	$41,437	$40,547	$—	$—
Actual return on plan assets	246	2,821	—	—
Benefits paid	(2,374)	(2,093)	(90)	(92)
Employer contribution and non-qualified benefit payments	2,181	162	90	92
Fair value of plan assets at end of year	$41,490	$41,437	$—	$—
Funded status	(8,320)	(9,953)	(2,834)	(2,896)
Unrecognized net actuarial loss	24,628	25,010	756	950
Unrecognized prior service costs	(1,029)	(1,309)	—	—
Net amount recognized	$15,279	$13,748	$(2,078)	$(1,946)
Information for the pension plan with an accumulated benefit obligation in excess of the fair value of plan assets is shown below.

	At December 31,
(Dollars in thousands)	2015	2014
Projected benefit obligation	$47,543	$48,928
Accumulated benefit obligation	44,125	45,003
Fair value of plan assets	41,490	41,437
Components of net periodic benefit cost (income) were as follows:

	Retirement Plans			Other Post Retirement Benefits
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$756	$528	$621	$59	$75	$86
Interest cost	1,953	1,900	1,712	110	128	118
Expected return on plan assets	(3,100)	(2,929)	(2,527)	—	—	—
Amortization of net actuarial loss	1,308	649	1,259	54	17	23
Accretion of prior service cost	(280)	(281)	(235)	—	(7)	(20)
Net periodic benefit cost (income)	$637	$(133)	$830	$223	$213	$207

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2016:
Amortization of net actuarial loss	$1,389	$204
Accretion of prior service cost	(282)	—
During 2016, the Corporation expects to contribute approximately $160 thousand to the Retirement Plans and approximately $117 thousand to Other Postretirement Benefits.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2016	$2,470	$117
2017	2,512	119
2018	2,543	122
2019	2,589	127
2020	2,590	132
Years 2021-2025	13,859	746

Weighted-average assumptions used to determine benefit obligations at December 31, 2015 and 2014 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Assumed discount rate	4.3%	3.9%	4.3%	3.9%
Assumed salary increase rate	3.0	3.0	—	—
The benefit obligation for all plans at December 31, 2015 and 2014 was based on the RP-2014 mortality table using the most recent projection scales published by the Society of Actuaries. The adoption of the updated projection scale for 2015 and the increase in the discount rate decreased the benefit obligation for all plans at December 31, 2015.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2015 and 2014 were as follows. The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

	Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Assumed discount rate	3.9%	4.9%	3.9%	4.9%
Assumed long-term rate of investment return	7.5	7.5	—	—
Assumed salary increase rate	3.0	3.0	—	—

The Corporation's pension plan asset allocation at December 31, 2015 and 2014, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2015	2014
Asset Category:
Equity securities	59%	65%
Debt securities	40	34
Other	1	1
Total	100%	100%
Plan assets include marketable equity securities, corporate and government debt securities, and certificates of deposit. The investment strategy is to keep a 60% equity to 40% fixed income mix to achieve the overall expected long-term rate of return of 7.5%. Equity securities do not include any common stock of the Corporation.

The major categories of assets in the Corporation’s pension plan at year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy described in Note 18, “Fair Value Disclosures.”

	Fair Value Measurements at December 31,
(Dollars in thousands)	2015	2014
Level 1:
Mutual funds:
U.S. Large Cap	$15,901	$17,482
U.S. Mid Cap	1,865	2,218
U.S. Small Cap	1,876	2,290
International	4,499	4,961
Income	1,409	972
Short-term investments	622	585
Level 2:
U.S. government obligations	4,811	3,273
Corporate bonds	5,752	5,621
Level 3:
Certificates of deposit	4,755	4,035
Total fair value of plan assets	$41,490	$41,437
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
The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2015 and 2014:

(Dollars in thousands)	Balance at December 31, 2014	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2015
Certificates of deposit	$4,035	$—	$—	$1,805	$(1,085)	$4,755
Total Level 3 assets	$4,035	$—	$—	$1,805	$(1,085)	$4,755

(Dollars in thousands)	Balance at December 31, 2013	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2014
Certificates of deposit	$4,339	$—	$—	$595	$(899)	$4,035
Total Level 3 assets	$4,339	$—	$—	$595	$(899)	$4,035

Note 11. Stock-Based Incentive Plan
The Corporation has a shareholder approved 2013 Long-Term Incentive Plan which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 2,473,483 shares of common stock, which includes 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. For the majority of options issued, after two years, 33.3 percent of the optioned shares become exercisable in each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the shares vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. There were 2,136,273 share awards available for future grants at December 31, 2015 under the plan. At December 31, 2015, there were 668,667 options to purchase common stock and 183,584 unvested restricted stock awards outstanding under the plan.
The following table is a summary of the status of options under the Corporation’s long-term incentive plans:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2015
Outstanding at December 31, 2014	673,216	$19.46
Granted	114,500	18.52
Expired	(80,550)	24.26
Forfeited	(10,500)	17.83
Exercised	(27,999)	16.44
Outstanding at December 31, 2015	668,667	18.88	5.4	$1,546
Exercisable at December 31, 2015	369,502	19.64	3.3	671
The total intrinsic value of options exercised during 2015, 2014, and 2013 was $103 thousand, $47 thousand, and $0 respectively. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This broker-assisted exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price or related expenses in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised.

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

	For the Years Ended December 31,
	2015	2014	2013
Expected option life in years	8.0	8.2	8.9
Risk free interest rate	1.64%	2.51%	1.99%
Expected dividend yield	4.32%	4.26%	4.74%
Expected volatility	49.38%	50.16%	49.30%
Fair value of options	$6.07	$6.53	$5.32

Following is a summary of nonvested restricted stock awards at December 31, 2015 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2014	176,978	$17.02
Granted	65,755	18.62
Vested	(39,215)	15.68
Forfeited	(19,934)	15.97
Nonvested share awards at December 31, 2015	183,584	18.00
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2015	2014	2013
Shares granted	65,755	74,304	70,041
Weighted average grant date fair value	$18.62	$18.63	$16.76
Intrinsic value of awards vested	$749	$735	$505
At December 31, 2015, there was $1.5 million in total unrecognized compensation expense related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Stock-based compensation expense:
Stock options	$528	$463	$517
Restricted stock awards	893	679	461
Employee stock purchase plan	53	46	38
Total	$1,474	$1,188	$1,016
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$339	$244	$162
There were no modifications or accelerations to options or restricted stock awards during the period 2013 through 2015.
The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 12. Time Deposits
The aggregate amount of time deposits in denominations of $100 thousand or more was $277.3 million at December 31, 2015 and $76.8 million at December 31, 2014, with interest expense of $2.0 million for 2015 and $891 thousand for 2014.

At December 31, 2015, the scheduled maturities of time deposits in denominations of $100 thousand or more are as follows:

(Dollars in thousands)
Due in 2016	$240,042
Due in 2017	22,603
Due in 2018	8,142
Due in 2019	2,456
Due in 2020	2,103
Thereafter	1,924
Total	$277,270

Note 13. Borrowings
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $792.2 million. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At December 31, 2015 and 2014, there were no outstanding borrowings with the FHLB. At December 31, 2015 and 2014, the Bank had outstanding short-term letters of credit with the FHLB totaling $170.2 million and $55.0 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2015, the Corporation had no outstanding borrowings under this line.
The Corporation, through the Bank, maintains federal fund credit lines with several correspondent banks totaling $122.0 million and $82.0 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2015 and 2014, the Corporation had no outstanding borrowings from this line.
The following table details key information pertaining to customer repurchase agreements on an overnight basis for the periods indicated:

(Dollars in thousands)	2015	2014	2013
Balance at December 31	$24,211	$41,974	$37,256
Weighted average interest rate at year end	0.05%	0.06%	0.07%
Maximum amount outstanding at any month's end	$43,161	$43,266	$110,228
Average amount outstanding during the year	30,720	41,048	72,211
Weighted average interest rate during the year	0.05%	0.06%	0.06%
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

Note 14. Earnings per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2015	2014	2013
Numerator:
Net income	$27,268	$22,231	$21,189
Net income allocated to unvested restricted stock	(204)	(245)	(237)
Net income allocated to common shares	$27,064	$21,986	$20,952
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	19,491	16,056	16,420
Effect of dilutive securities—employee stock options	31	23	6
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	19,522	16,079	16,426
Basic earnings per share	$1.39	$1.37	$1.28
Diluted earnings per share	$1.39	$1.37	$1.28
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	558	559	600

Note 15. Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax benefit, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$8,344	$(1,241)	$(14,023)	$(6,920)
Net Change	(9,816)	1,241	5,540	(3,035)
Balance, December 31, 2013	(1,472)	—	(8,483)	(9,955)
Net Change	3,183	(157)	(7,533)	(4,507)
Balance, December 31, 2014	1,711	(157)	(16,016)	(14,462)
Net Change	(2,303)	(128)	185	(2,246)
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive loss for the periods presented:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement of Income
	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Net unrealized holding gains on available-for-sale investment securities:
	$1,265	$635	$3,389	Net gain on sales of investment securities
	(5)	—	—	Other-than-temporary impairment on equity securities
	1,260	635	3,389	Total before tax
	(441)	(222)	(1,186)	Tax expense
	$819	$413	$2,203	Net of tax
Cash flow hedge derivative:
	$—	$—	$(1,866)	Net loss on interest rate swap
	—	—	(1,866)	Total before tax
	—	—	653	Tax benefit
	$—	$—	$(1,213)	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(1,362)	$(666)	$(1,282)
Accretion of prior service cost included in net periodic pension costs*	280	288	255
	(1,082)	(378)	(1,027)	Total before tax
	379	132	360	Tax benefit
	$(703)	$(246)	$(667)	Net of tax

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
Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2015, the maximum potential amount of future payments under letters of credit is $57.6 million. The current carrying amount of the contingent obligation is $450 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.
The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2015, the reserve for sold mortgages was $273 thousand.
The Corporation entered into risk participation agreements (RPAs) as a guarantor to other financial institutions, in order to mitigate those institutions’ credit risk associated with interest rate swaps with third parties. The RPA stipulates that, in the event of default by the third party on the interest rate swap, the Corporation will reimburse a portion of the loss borne by the financial institution. The third parties usually have other borrowing relationships with the Corporation. The Corporation monitors overall borrower collateral and performance, and at the end of December 31, 2015, believes sufficient collateral is available to cover potential swap losses. The Corporation pledges cash or securities to cover a portion of the negative fair value of the RPAs, as measured by the participant financial institution. The terms of the RPAs, which correspond to the terms of the underlying swaps, range from 10 to 13 years. At December 31, 2015, the notional amount of the RPAs was $12.0 million, with a negative fair value of $965 thousand, of which $10 thousand was pledged to the participant financial institutions as collateral. The maximum potential future payment guaranteed by the Corporation cannot be readily estimated, but is dependent upon the fair value of the interest rate swaps at the time of default. If an event of default on all contracts had occurred at December 31, 2015, the Corporation would have been required to make payments of approximately $965 thousand. The RPA requires the Corporation to reimburse the institution in proportion to the pro rata share of the third party transactions, in the event the third party fails to make a payment to the institution. In exchange, the Corporation receives an agreed-upon fee from the institution for taking this risk. The fee is paid upfront to the Corporation and the Corporation recognizes the fee over the term of the loan(s). The fair value of the guarantee was $68 thousand at December 31, 2015.
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
The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2015:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$700,986
Performance letters of credit	25,854
Financial standby letters of credit	31,754
Other letters of credit	15
At December 31, 2015, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises and equipment. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2016	$2,739
2017	2,759
2018	2,733
2019	2,204
2020	2,234
Thereafter	34,822
Total	$47,491
The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Rental expense	$3,167	$2,732	$2,304
Sublease rental income	(195)	(238)	(278)
Net rental expense	$2,972	$2,494	$2,026
Minimum future rental income receivable under subleases from non-cancelable operating leases was $149 thousand at December 31, 2015.

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
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At December 31, 2015, the notional amount of the cash flow hedge was $19.3 million, with a negative fair value of $438 thousand. The Corporation has pledged $450 thousand to the counterparty as collateral for the negative fair value.
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
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2015 and 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2015
Interest rate locks with customers	$34,450	Other assets	$1,089		$—
Forward loan sale commitments	39,545		—	Other liabilities	102
Total	$73,995		$1,089		$102
At December 31, 2014
Interest rate locks with customers	$27,007	Other assets	$788		$—
Forward loan sale commitments	30,537		—	Other Liabilities	112
Total	$57,544		$788		$112

The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2015 and 2014:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2015
Interest rate swap - cash flow hedge	$19,269		$—	Other liabilities	$438
Total	$19,269		$—		$438
At December 31, 2014
Interest rate swap - cash flow hedge	$19,945		$—	Other Liabilities	$241
Total	$19,945		$—		$241
The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2015	2014	2013
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$301	$467	$(1,226)
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	10	(137)	79
Total		$311	$330	$(1,147)
The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2015	2014	2013
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$377	$66	$124
Interest rate swap—cash flow hedge—loss on termination	Net loss on termination of interest rate swap	—	—	(1,866)
Net loss		$(377)	$(66)	$(1,990)
The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2015 and 2014:

	Accumulated Other Comprehensive (Loss) Income	At December 31,
(Dollars in thousands)		2015	2014
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(285)	$(157)
Total		$(285)	$(157)
Note 18. Fair Value Disclosures
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Corporation determines the fair value of financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs are inputs that reflect the Corporation’s assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances, including assumptions about risk. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting period.
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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to its current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at December 31, 2015.
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

Contingent Consideration Liability
The Corporation estimates the fair value of the contingent consideration liability by using a discounted cash flow model of future contingent payments based on projected revenue related to the acquired business. The estimated fair value of the contingent consideration liability is reviewed on a quarterly basis and any valuation adjustments resulting from a change of estimated future contingent payments based on projected revenue of the acquired business affecting the contingent consideration liability will be recorded through noninterest expense. Changes in the original assumptions utilized at the time the acquisition closes and identified during the measurement period are recorded in accordance with ASC Topic 805 as an adjustment to goodwill. Due to the significant unobservable input related to the projected revenue, the contingent consideration liability is classified within Level 3 of the valuation hierarchy. An increase in the projected revenue may result in a higher fair value of the contingent consideration liability. Alternatively, a decrease in the projected revenue may result in a lower estimated fair value of the contingent consideration liability.

For the Sterner Insurance Associates acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $3.9 million over the two-year period ending June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
For the Girard Partners acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $13.8 million cumulative over the four-year period ending December 31, 2018. The Corporation recorded a reduction to the contingent liability during 2015 which resulted in a reduction of noninterest expense of $550 thousand. The adjustment reflected that projected revenue levels for earn-out payments in the second through fifth years post-acquisition are anticipated to be lower than originally projected.
For the John T. Fretz Insurance Agency acquisition, the remaining potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $360 thousand cumulative over the one-year period ending April 30, 2016.
For the Javers Group acquisition, the Corporation recorded a reduction to the contingent liability during 2013 which resulted in a reduction of other noninterest expense of $959 thousand. The adjustment reflected that revenue levels necessary for an earn-out payment in the first year post-acquisition were not met and that revenue growth levels necessary to qualify for subsequent years’ earn-out payments to be made are remote. The Javers’ original contingent consideration arrangement ranged from $0 to a maximum of $1.7 million cumulative over the three-year period ending June 30, 2015. Therefore, as of December 31, 2015, the fair value of this contingent consideration liability is $0.

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014, classified using the fair value hierarchy:

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,887	$—	$—	$4,887
U.S. government corporations and agencies	—	102,156	—	102,156
State and political subdivisions	—	102,032	—	102,032
Residential mortgage-backed securities	—	13,354	—	13,354
Collateralized mortgage obligations	—	3,133	—	3,133
Corporate bonds	—	—	—	—
Money market mutual funds	16,726	86,675	—	103,401
Equity securities	807	—	—	807
Total available-for-sale securities	22,420	307,350	—	329,770
Interest rate locks with customers	—	1,089	—	1,089
Total assets	$22,420	$308,439	$—	$330,859
Liabilities:
Contingent consideration liability	$—	$—	$5,577	$5,577
Interest rate swap	—	438	—	438
Forward loan sale commitments	—	102	—	102
Total liabilities	$—	$540	$5,577	$6,117

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,845	$—	$—	$4,845
U.S. government corporations and agencies	—	121,844	—	121,844
State and political subdivisions	—	102,774	—	102,774
Residential mortgage-backed securities	—	13,643	—	13,643
Collateralized mortgage obligations	—	3,725	—	3,725
Corporate bonds	—	54,440	—	54,440
Money market mutual funds	11,675	—	—	11,675
Equity securities	1,337	—	—	1,337
Total available-for-sale securities	17,857	296,426	—	314,283
Interest rate locks with customers	—	788	—	788
Total assets	$17,857	$297,214	$—	$315,071
Liabilities:
Contingent consideration liability	$—	$—	$6,541	$6,541
Interest rate swap	—	241	—	241
Forward loan sale commitments	—	112	—	112
Total liabilities	$—	$353	$6,541	$6,894
At December 31, 2015 and December 31, 2014, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition *	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2015
Sterner Insurance Associates	$680	$1,525	$(1,751)	$690	$1,144
Girard Partners	5,503	—	(620)	(642)	4,241
John T. Fretz Insurance Agency	358	—	(260)	94	192
Total contingent consideration liability	$6,541	$1,525	$(2,631)	$142	$5,577
*Includes adjustments during the measurement period in accordance with ASC Topic 805.

	For the Year Ended December 31, 2014
(Dollars in thousands)	Balance at December 31, 2013	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2014
Sterner Insurance Associates	$—	$635	$—	$45	$680
Girard Partners	—	5,470	—	33	5,503
John T. Fretz Insurance Agency	501	—	(310)	167	358
Total contingent consideration liability	$501	$6,105	$(310)	$245	$6,541
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$48,611	$48,611
Total	$—	$—	$48,611	$48,611

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$55,193	$55,193
Total	$—	$—	$55,193	$55,193

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2015 and 2014. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$60,799	$—	$—	$60,799	$60,799
Held-to-maturity securities	—	41,061	—	41,061	40,990
Loans held for sale	—	4,708	—	4,708	4,680
Net loans and leases held for investment	—	—	2,099,082	2,099,082	2,112,774
Mortgage servicing rights	—	—	8,047	8,047	5,877
Other real estate owned	—	1,276	—	1,276	1,276
Total assets	$60,799	$47,045	$2,107,129	$2,214,973	$2,226,396
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,939,954	$—	$—	$1,939,954	$1,939,954
Time deposits	—	455,527	—	455,527	454,406
Total deposits	1,939,954	455,527	—	2,395,481	2,394,360
Short-term borrowings	—	22,302	—	22,302	24,211
Subordinated notes	—	50,375	—	50,375	49,377
Total liabilities	$1,939,954	$528,204	$—	$2,468,158	$2,467,948
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,788)	$—	$(1,788)	$—

	At December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,565	$—	$—	$38,565	$38,565
Held-to-maturity securities	—	54,765	—	54,765	54,347
Loans held for sale	—	3,374	—	3,374	3,302
Net loans and leases held for investment	—	—	1,555,033	1,555,033	1,550,770
Mortgage servicing rights	—	—	6,941	6,941	5,509
Other real estate owned	—	955	—	955	955
Total assets	$38,565	$59,094	$1,561,974	$1,659,633	$1,653,448
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,608,748	$—	$—	$1,608,748	$1,608,748
Time deposits	—	254,224	—	254,224	252,593
Total deposits	1,608,748	254,224	—	1,862,972	1,861,341
Short-term borrowings	—	38,631	—	38,631	41,974
Total liabilities	$1,608,748	$292,855	$—	$1,901,603	$1,903,315
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,420)	$—	$(1,420)	$—

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

Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2015, two non-accrual construction loans for one borrower for $4.0 million were transferred to loans held for sale (while remaining in non-accrual status), as an agreement was reached to sell the loans prior to December 31, 2015. During the fourth quarter of 2015, these loans were sold at their carrying amounts for $4.0 million in accordance with the agreement. There were no valuation adjustments for loans held for sale at December 31, 2015 and 2014.
Loans and leases held for investment: The fair values for loans and leases held for investment are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment is made for specific credit risks in addition to general portfolio risk and is significant to the valuation. As permitted, the fair value of the loans and leases are not based on the exit price concept as discussed in the first paragraph of this note. Loans and leases are classified within Level 3 in the fair value hierarchy.
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2015, impaired loans held for investment had a carrying amount of $48.9 million with a valuation allowance of $322 thousand. At December 31, 2014, impaired loans held for investment had a carrying amount of $56.2 million with a valuation allowance of $1.0 million.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2015 and December 31, 2014, mortgage servicing rights had a carrying amount of $5.9 million and $5.5 million, respectively. The mortgage servicing rights had no valuation allowance at December 31, 2015 and 2014.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2015 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2015. There was no impairment of goodwill or identifiable intangibles recorded.
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
Subordinated Notes: The fair value of subordinated notes are estimated by discounting the principal balance using the treasury yield curve for the term to the call date as the Corporation has the option to call the subordinated notes. The subordinated notes are classified within Level 2 in the fair value hierarchy.

Off-balance-sheet instruments: Fair values for the Corporation’s off-balance-sheet instruments are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing and are classified within Level 2 in the fair value hierarchy.
Note 19. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts have led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced in April 2015, six financial centers were closed in the third quarter of 2015 that operated in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015. These charges are included in the Banking business segment and are separately classified as a component of non-interest expense, within the consolidated statement of income.
A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2015	$—	$—	$—	$—
Restructuring charges	73	607	962	1,642
Payments	(73)	—	(128)	(201)
Accelerated depreciation	—	(379)	—	(379)
Accrued at December 31, 2015	$—	$228	$834	$1,062

Note 20. Share Repurchase Plan
During 2007, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 643,782 shares of common stock. During the nine months ended September 30, 2013, the Corporation repurchased 540,285 shares at a cost of $9.9 million under the 2007 plan. At September 30, 2013, this share repurchase plan was substantially completed.
On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares of common stock, or approximately 5% of the shares outstanding. During the year ended December 31, 2014, the Corporation repurchased 110,997 shares at a cost of $2.0 million under the share repurchase program.
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the year ended December 31, 2015, the Corporation repurchased 608,757 shares of common stock at a cost of $12.0 million under the share repurchase program. Shares available for future repurchases under the plan totaled 1,080,246 at December 31, 2015. Total shares outstanding at December 31, 2015 were 19,530,930. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. Total risk-based capital at December 31, 2015 under Basel III was 13.35% for the Corporation and 12.09% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2015 and December 31, 2014 were as follows. Ratios at December 31, 2015 are under BASEL III regulatory capital rules. Ratios at December 31, 2014 are under BASEL I regulatory capital rules.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$334,757	13.35%	$200,613	8.00%	$250,766	10.00%
Bank	300,527	12.09	198,816	8.00	248,521	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	150,460	6.00	200,613	8.00
Bank	282,245	11.36	149,112	6.00	198,816	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	112,845	4.50	162,998	6.50
Bank	282,245	11.36	111,834	4.50	161,538	6.50
Tier 1 Capital (to Average Assets):
Corporation	267,098	9.69	110,227	4.00	137,783	5.00
Bank	282,245	10.31	109,480	4.00	136,850	5.00
At December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$249,388	12.91%	$154,589	8.00%	$193,237	10.00%
Bank	232,080	12.15	152,796	8.00%	190,995	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	227,907	11.79	77,295	4.00%	115,942	6.00%
Bank	210,816	11.04	76,398	4.00%	114,597	6.00%
Tier 1 Capital (to Average Assets):
Corporation	227,907	10.55	86,371	4.00%	107,964	5.00%
Bank	210,816	9.80	86,005	4.00%	107,506	5.00%

At December 31, 2015 and December 31, 2014, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2015, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Dividends and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.
The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2016 without approval of the Federal Reserve Board of Governors of approximately $12.1 million plus an additional amount equal to the Bank’s net profits for 2016 up to the date of any such dividend declaration.
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

The Federal Reserve Act requires that the extension of credit by the Bank to certain affiliates, including the Corporation (parent), be secured by readily marketable securities, that the extension of credit to any one affiliate be limited to 10% of the Bank’s capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of the Bank’s capital and surplus.
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
The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2015:

(Dollars in thousands)
Balance at January 1, 2015	$30,685
Additions	42,107
Amounts collected and other reductions	(6,415)
Balance at December 31, 2015	$66,377
The Corporation paid $17 thousand during 2015 to Penn Foundation Inc. for the Employee Assistance Program, in the normal course of business on substantially the same terms as available for others. Margaret Zook, a director of the Corporation, is on the Board of Directors of Penn Foundation Inc.
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2015
Commitments to extend credit	$23,797
Standby and commercial letters of credits	3,234
Deposits received	15,402

Note 23. Segment Reporting
At December 31, 2015, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At December 31, 2015, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment. Prior to 2014, the Corporation had only one reportable segment, Community Banking. During 2014, the Corporation acquired Girard Partners and Sterner Insurance and realigned its investment and trust operations into its Wealth Management reporting unit; this resulted in the three reportable segments of Banking, Wealth Management and Insurance.
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

•
The Insurance segment includes a full-service insurance brokerage agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions, personal insurance lines and human resources consulting.

The accounting policies, used in the disclosure of the operating segments, are the same as those described in Note 1, “Summary of Significant Accounting Policies."

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2015
Interest income	$101,426	$1	$—	$32	$101,459
Interest expense	8,065	—	—	—	8,065
Net interest income	93,361	1	—	32	93,394
Provision for loan and lease losses	3,802	—	—	—	3,802
Noninterest income	19,458	18,874	14,396	221	52,949
Intangible expenses	293	410	1,864	—	2,567
Other noninterest expense	78,091	12,276	10,849	1,732	102,948
Intersegment (revenue) expense*	(2,115)	867	1,248	—	—
Income (expense) before income taxes	32,748	5,322	435	(1,479)	37,026
Income tax expense (benefit)	7,693	2,054	164	(153)	9,758
Net income (loss)	$25,055	$3,268	$271	$(1,326)	$27,268
Total assets	$2,797,746	$33,950	$24,436	$23,319	$2,879,451
Capital expenditures	$5,003	$19	$58	$1,650	$6,730

For the Year Ended December 31, 2014
Interest income	$75,850	$1	$—	$34	$75,885
Interest expense	3,998	—	—	(2)	3,996
Net interest income	71,852	1	—	36	71,889
Provision for loan and lease losses	3,607	—	—	—	3,607
Noninterest income	16,170	19,918	12,038	525	48,651
Intangible expenses	19	1,138	1,010	—	2,167
Other noninterest expense	65,293	11,752	9,198	(1,156)	85,087
Intersegment (revenue) expense*	(2,192)	965	1,227	—	—
Income before income taxes	21,295	6,064	603	1,717	29,679
Income taxes	4,043	2,269	256	880	7,448
Net income	$17,252	$3,795	$347	$837	$22,231
Total assets	$2,154,485	$34,195	$22,930	$23,711	$2,235,321
Capital expenditures	$5,607	$73	$116	$144	$5,940

For the Year Ended December 31, 2013
Interest income	$77,517	$1	$—	$61	$77,579
Interest expense	5,124	—	—	(7)	5,117
Net interest income	72,393	1	—	68	72,462
Provision for loan and lease losses	11,228	—	—	—	11,228
Noninterest income	22,053	14,938	9,959	(166)	46,784
Intangible expenses	22	326	(191)	—	157
Other noninterest expense	61,986	9,018	7,943	2,029	80,976
Intersegment (revenue) expense*	(1,732)	735	997	—	—
Income (expense) before income taxes	22,942	4,860	1,210	(2,127)	26,885
Income tax expense (benefit)	4,255	1,850	497	(906)	5,696
Net income (loss)	$18,687	$3,010	$713	$(1,221)	$21,189
Capital expenditures	$3,079	$13	$46	$713	$3,851
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage utilized.

Note 24. Condensed Financial Information - Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2015	2014
Assets:
Cash and due from banks	$17,096	$3,120
Investments in securities	807	1,336
Investments in subsidiaries, at equity in net assets:
Bank	392,304	283,166
Non-banks	—	—
Other assets	24,950	21,115
Total assets	$435,157	$308,737
Liabilities:
Dividends payable	$3,905	$3,243
Subordinated notes	49,377	—
Other liabilities	20,301	20,940
Total liabilities	73,583	24,183
Shareholders' equity:	361,574	284,554
Total liabilities and shareholders' equity	$435,157	$308,737

The Corporation’s condensed Balance Sheet at December 31, 2015 reflects the issuance of common stock valued at approximately $77 million related to the acquisition of Valley Green Bank on January 1, 2015 and the push down to the Bank subsidiary.

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2015	2014	2013
Dividends from Bank	$26,523	$12,482	$18,482
Dividends from non-bank	—	—	—
Net gain on sales of securities	285	306	644
Loss on termination of interest rate swap	—	—	(1,866)
Other income	18,428	18,334	18,306
Total operating income	45,236	31,122	35,566
Operating expenses	21,833	16,924	19,203
Income before income tax (benefit) expense and equity in undistributed income (loss) of subsidiaries	23,403	14,198	16,363
Income tax (benefit) expense	(728)	880	(903)
Income before equity in undistributed income (loss) of subsidiaries	24,131	13,318	17,266
Equity in undistributed income (loss) of subsidiaries:
Bank	3,137	8,913	3,929
Non-banks	—	—	(6)
Net income	$27,268	$22,231	$21,189

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2015	2014	2013
Cash flows from operating activities:
Net income	$27,268	$22,231	$21,189
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(3,137)	(8,913)	(3,923)
Net gain on sales of securities	(285)	(306)	(644)
Loss on termination of interest rate swap	—	—	1,866
Bank owned life insurance income	(5)	(238)	(1,070)
Depreciation of premises and equipment	275	364	344
Stock based compensation	1,421	1,141	978
Contributions to pension and other postretirement benefit plans	(2,271)	(254)	(2,243)
(Increase) decrease in other assets	(4,268)	714	671
Increase (decrease) in other liabilities	2,027	(639)	(2,426)
Net cash provided by operating activities	21,025	14,100	14,742
Cash flow from investing activities:
Investments in subsidiaries	(30,000)	—	—
Proceeds from sales of securities	708	1,131	1,244
Liquidation of subsidiary, net of cash acquired	—	—	15,011
Proceeds from bank owned life insurance	—	—	772
Other, net	(1,640)	(281)	(713)
Net cash (used in) provided by investing activities	(30,932)	850	16,314
Cash flows from financing activities:
Proceeds from issuance of subordinated notes	49,267	—	—
Repayment of long-term debt	—	—	(375)
Payment for repurchase of trust preferred securities	—	—	(20,619)
Purchases of treasury stock	(13,342)	(4,605)	(12,012)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit plans	2,434	2,462	2,422
Proceeds from exercise of stock options, including excess tax benefits	534	310	—
Cash dividends paid	(15,010)	(12,996)	(10,029)
Net cash provided by (used in) financing activities	23,883	(14,829)	(40,613)
Net increase (decrease) in cash and due from financial institutions	13,976	121	(9,557)
Cash and due from financial institutions at beginning of year	3,120	2,999	12,556
Cash and due from financial institutions at end of year	$17,096	$3,120	$2,999
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,275	$2	$754
Income tax, net of refunds received	1,770	5,300	5,017

Note 25. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2015 and 2014 were as follows:

(Dollars in thousands, except per share data)
2015 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$25,623	$25,585	$25,513	$24,738
Interest expense	2,278	2,220	2,133	1,434
Net interest income	23,345	23,365	23,380	23,304
Provision for loan and lease losses	917	670	1,141	1,074
Net interest income after provision for loan and lease losses	22,428	22,695	22,239	22,230
Noninterest income	13,312	12,855	13,351	13,431
Noninterest expense	26,029	25,243	26,832	27,411
Income before income taxes	9,711	10,307	8,758	8,250
Income taxes	2,553	2,779	2,292	2,134
Net income	$7,158	$7,528	$6,466	$6,116
Per share data:
Basic	$0.37	$0.39	$0.33	$0.31
Diluted	$0.37	$0.39	$0.33	$0.31
Dividends per share	$0.20	$0.20	$0.20	$0.20

2014 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$18,995	$19,219	$18,725	$18,946
Interest expense	1,039	978	981	998
Net interest income	17,956	18,241	17,744	17,948
Provision for loan and lease losses	648	233	1,251	1,475
Net interest income after provision for loan and lease losses	17,308	18,008	16,493	16,473
Noninterest income	12,076	12,510	11,924	12,141
Noninterest expense	22,562	22,019	21,790	20,883
Income before income taxes	6,822	8,499	6,627	7,731
Income taxes	1,632	2,264	1,547	2,005
Net income	$5,190	$6,235	$5,080	$5,726
Per share data:
Basic	$0.32	$0.38	$0.31	$0.35
Diluted	$0.32	$0.38	$0.31	$0.35
Dividends per share	$0.20	$0.20	$0.20	$0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2015 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited Univest Corporation of Pennsylvania’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 4, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 19, 2016 (2016 Proxy), under the headings: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure,” "Compensation Committee Interlocks and Insider Participation," and "Nominating and Governance Committee of the Board.”
The Corporation maintains in effect a Code of Conduct for Directors and a Code of Conduct for all officers and employees, which includes the CEO and senior financial officers. The codes of conduct are available on the Corporation’s website. The Corporation’s website also includes the charters for its audit committee, compensation committee, and nominating and governance committee as well as its corporate governance principles. These documents are located on the Corporation’s website at www.univest.net under “Investors Relations” in Governance Documents and are also available to any person without charge by sending a request to the Corporate Secretary at Univest Corporation, P. O. Box 197, Souderton, PA 18964.

Item 11.	Executive Compensation

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2016 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” and "Compensation Committee Report."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2016 Proxy under the heading, “Beneficial Ownership of Directors and Officers” and Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2016 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2016 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

INDEX OF EXHIBITS

[Item 15(a) 3. & 15(b)]

Description

(2.1)
Agreement and Plan of Merger by and between Univest Corporation of Pennsylvania and Fox Chase Bancorp, Inc. dated as of December 8, 2015 is incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC on December 11, 2015.

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on April 22, 2015.
(3.2)	Amended By-Laws effective January 1, 2015 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 2, 2015.
(4.1)	Shareholder Rights Agreement dated September 30, 2011 is incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on October 6, 2011.
(10.1)
Form of Change in Control Agreement dated February 26, 2016 between Univest Corporation of Pennsylvania, Univest Bank and Trust Co. and certain executive officers is incorporated by reference to Form 8-K, filed with the SEC on March 2, 2016.

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

* A certification furnished pursuant to this item will not be deemed "filed" for purposes of Section 18 of the Exchange Act (15 S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	March 4, 2016

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016

/s/ DOUGLAS C. CLEMENS Douglas C. Clemens	Director	March 4, 2016

/s/ R. LEE DELP R. Lee Delp	Director	March 4, 2016

/s/ JAY R. GOLDSTEIN Jay R. Goldstein	Director	March 4, 2016

/s/ WILLIAM G. MORRAL William G. Morral	Director	March 4, 2016

/s/ GLENN E. MOYER Glenn E. Moyer	Director	March 4, 2016

/s/ K. LEON MOYER K. Leon Moyer	Director	March 4, 2016

/s/ THOMAS SCANNAPIECO Thomas Scannapieco	Director	March 4, 2016

/s/ MARK A. SCHLOSSER Mark A. Schlosser	Director	March 4, 2016

/s/ P. GREGORY SHELLY P. Gregory Shelly	Director	March 4, 2016

/s/ MICHAEL L. TURNER Michael L. Turner	Director	March 4, 2016

/s/ MARGARET K. ZOOK Margaret K. Zook	Director	March 4, 2016

