Form 10-Q
period 2016-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2016-05-10
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	19,616,172
(Title of Class)	(Number of shares outstanding at April 29, 2016)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2016	At December 31, 2015
ASSETS
Cash and due from banks	$31,260	$32,356
Interest-earning deposits with other banks	7,287	28,443
Investment securities held-to-maturity (fair value $37,031 and $41,061 at March 31, 2016 and December 31, 2015, respectively)	36,932	40,990
Investment securities available-for-sale	292,425	329,770
Loans held for sale	3,818	4,680
Loans and leases held for investment	2,183,256	2,179,013
Less: Reserve for loan and lease losses	(16,452)	(17,628)
Net loans and leases held for investment	2,166,804	2,161,385
Premises and equipment, net	43,385	42,156
Goodwill	112,657	112,657
Other intangibles, net of accumulated amortization and fair value adjustments of $14,349 and $15,360 at March 31, 2016 and December 31, 2015, respectively	12,096	12,620
Bank owned life insurance	72,030	71,560
Accrued interest receivable and other assets	46,083	42,834
Total assets	$2,824,777	$2,879,451
LIABILITIES
Noninterest-bearing deposits	$559,827	$541,460
Interest-bearing deposits:
Demand deposits	748,576	790,800
Savings deposits	643,050	607,694
Time deposits	382,908	454,406
Total deposits	2,334,361	2,394,360
Customer repurchase agreements	25,851	24,211
Subordinated notes	49,414	49,377
Accrued interest payable and other liabilities	48,148	49,929
Total liabilities	2,457,774	2,517,877
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2016 and December 31, 2015; 22,054,270 shares issued at March 31, 2016 and December 31, 2015; 19,592,798 and 19,530,930 shares outstanding at March 31, 2016 and December 31, 2015, respectively	110,271	110,271
Additional paid-in capital	120,906	121,280
Retained earnings	196,827	193,446
Accumulated other comprehensive loss, net of tax benefit	(15,481)	(16,708)
Treasury stock, at cost; 2,461,472 and 2,523,340 shares at March 31, 2016 and December 31, 2015, respectively	(45,520)	(46,715)
Total shareholders’ equity	367,003	361,574
Total liabilities and shareholders’ equity	$2,824,777	$2,879,451
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income
Interest and fees on loans and leases:
Taxable	$21,850	$21,254
Exempt from federal income taxes	1,716	1,584
Total interest and fees on loans and leases	23,566	22,838
Interest and dividends on investment securities:
Taxable	1,274	1,034
Exempt from federal income taxes	734	859
Interest on federal funds sold	7	2
Other interest income	28	5
Total interest income	25,609	24,738
Interest expense
Interest on deposits	1,533	1,417
Interest on short-term borrowings	3	10
Interest on long-term borrowings	675	7
Total interest expense	2,211	1,434
Net interest income	23,398	23,304
Provision for loan and lease losses	326	1,074
Net interest income after provision for loan and lease losses	23,072	22,230
Noninterest income
Trust fee income	1,865	1,820
Service charges on deposit accounts	998	1,063
Investment advisory commission and fee income	2,669	2,763
Insurance commission and fee income	4,558	4,146
Other service fee income	1,833	1,598
Bank owned life insurance income	470	353
Net gain on sales of investment securities	44	91
Net gain on mortgage banking activities	1,218	1,258
Other income	301	339
Total noninterest income	13,956	13,431
Noninterest expense
Salaries and benefits	14,182	13,314
Commissions	1,895	1,814
Net occupancy	2,096	2,358
Equipment	1,888	1,689
Professional fees	1,020	807
Marketing and advertising	538	360
Deposit insurance premiums	447	412
Intangible expenses	770	786
Acquisition-related costs	214	466
Integration costs	6	1,374
Other expense	3,883	4,031
Total noninterest expense	26,939	27,411
Income before income taxes	10,089	8,250
Income taxes	2,800	2,134
Net income	$7,289	$6,116
Net income per share:
Basic	$0.37	$0.31
Diluted	0.37	0.31
Dividends declared	0.20	0.20
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$10,089	$2,800	$7,289	$8,250	$2,134	$6,116
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	2,218	776	1,442	2,158	755	1,403
Less: reclassification adjustment for net gains on sales realized in net income	(44)	(15)	(29)	(91)	(32)	(59)
Total net unrealized gains on available-for-sale investment securities	2,174	761	1,413	2,067	723	1,344
Net change in fair value of interest rate swaps used in cash flow hedges	(545)	(191)	(354)	(337)	(118)	(219)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	329	115	214	341	120	221
Accretion of prior service cost included in net periodic pension costs	(71)	(25)	(46)	(70)	(24)	(46)
Total defined benefit pension plans	258	90	168	271	96	175
Other comprehensive income	1,887	660	1,227	2,001	701	1,300
Total comprehensive income	$11,976	$3,460	$8,516	$10,251	$2,835	$7,416

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	7,289	—	—	7,289
Other comprehensive income, net of income tax	—	—	—	—	1,227	—	1,227
Cash dividends declared ($0.20 per share)	—	—	—	(3,908)	—	—	(3,908)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	30,121	—	8	—	—	609	617
Exercise of stock options	14,167	—	(27)	—	—	265	238
Repurchase of cancelled restricted stock awards	(14,250)	—	241	—	—	(241)	—
Stock-based compensation	—	—	451	—	—	—	451
Net tax benefit on stock-based compensation	—	—	36	—	—	—	36
Purchases of treasury stock	(26,750)	—	—	—	—	(521)	(521)
Restricted stock awards granted	58,580	—	(1,083)	—	—	1,083	—
Balance at March 31, 2016	19,592,798	$110,271	$120,906	$196,827	$(15,481)	$(45,520)	$367,003

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	6,116	—	—	6,116
Other comprehensive income, net of income tax	—	—	—	—	1,300	—	1,300
Cash dividends declared ($0.20 per share)	—	—	—	(3,991)	—	—	(3,991)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	35,262	—	18	—	—	677	695
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	4,000	—	(7)	—	—	73	66
Repurchase of cancelled restricted stock awards	(12,375)	—	183	—	—	(183)	—
Stock-based compensation	—	—	412	—	—	—	412
Purchases of treasury stock	(281,291)	—	—	—	—	(5,424)	(5,424)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at March 31, 2015	19,820,824	$110,271	$120,118	$183,976	$(13,162)	$(40,809)	$360,394
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$7,289	$6,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	326	1,074
Depreciation of premises and equipment	942	1,038
Net gain on sales of investment securities	(44)	(91)
Net gain on mortgage banking activities	(1,218)	(1,258)
Bank owned life insurance income	(470)	(353)
Net accretion of acquisition accounting fair value adjustments	(100)	(543)
Stock-based compensation	451	412
Intangible expenses	770	786
Other adjustments to reconcile net income to cash provided by operating activities	325	323
Deferred tax expense	905	1,131
Originations of loans held for sale	(44,414)	(47,453)
Proceeds from the sale of loans held for sale	46,003	46,141
Contributions to pension and other postretirement benefit plans	(60)	(81)
Increase in accrued interest receivable and other assets	(2,385)	(166)
Decrease in accrued interest payable and other liabilities	(1,469)	(2,239)
Net cash provided by operating activities	6,851	4,837
Cash flows from investing activities:
Net cash paid due to acquisitions	—	(2,967)
Net capital expenditures	(2,177)	(1,189)
Proceeds from maturities and calls of securities held-to-maturity	4,000	4,000
Proceeds from maturities and calls of securities available-for-sale	18,693	13,575
Proceeds from sales of securities available-for-sale	53,181	271
Purchases of investment securities available-for-sale	(32,573)	(15,134)
Net increase in loans and leases	(7,507)	(35,925)
Net decrease (increase) in interest-earning deposits	21,156	(29,947)
Net decrease in federal funds sold	—	9,099
Net cash provided by (used in) investing activities	54,773	(58,217)
Cash flows from financing activities:
Net (decrease) increase in deposits	(59,934)	7,752
Net increase in short-term borrowings	1,640	179
Proceeds from issuance of subordinated notes	—	49,270
Payment of contingent consideration on acquisitions	(900)	(620)
Purchases of treasury stock	(521)	(5,424)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	617	695
Proceeds from exercise of stock options, including excess tax benefits	274	112
Cash dividends paid	(3,896)	(3,237)
Net cash (used in) provided by financing activities	(62,720)	48,727
Net decrease in cash and due from banks	(1,096)	(4,653)
Cash and due from banks at beginning of year	32,356	31,995
Cash and due from banks at end of period	$31,260	$27,342
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,113	$1,635
Cash paid (received) for income taxes, net of refunds	685	(530)
Non cash transactions:
Transfer of loans to other real estate owned	$1,797	$—
Assets acquired through acquisitions	—	425,834
Liabilities assumed through acquisitions	—	389,907
Contingent consideration recorded as goodwill	—	1,424
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016.
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify and improve employee share-based payment accounting. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement. The additional paid-in capital pool is eliminated. Excess tax benefits and deficiencies are recognized in the period they are deducted on the income tax return. Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively when this ASU is adopted. For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, entities record a cumulative-effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation does not record deferred tax benefits on incentive stock options when expense is accrued, therefore, the Corporation will not have a cumulative-effect adjustment when this ASU is adopted. Changes to the treatment of forfeitures will not impact the Corporation as the historical assumption for forfeitures was immaterial and not taken into account during valuations; the Corporation has recorded forfeitures as they occurred which is consistent with the new guidance. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, or January 1, 2017 for the Corporation. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Corporation does not anticipate that the adoption of this ASU will have a material impact on the financial statements.
In March 2016, the FASB issued an ASU to amend the guidance for hedge accounting to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements of public businesses issued for fiscal years and interim periods within those years beginning after December 15, 2016, or January 1, 2017 for the Corporation. The Corporation does not anticipate the adoption of this ASU will have any impact on the financial statements.
In February 2016, the FASB issued an ASU to revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The ASU is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019, with early adoption permitted. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, the adoption of this ASU will impact the balance sheet for the recording of assets and liabilities for operating leases; any initial or continued impact of the recording of assets will have an impact on risk-based capital ratios under current regulatory guidance and possibly equity ratios.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will require equity investments to be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. The ASU will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. A valuation allowance on a deferred tax asset related to available-for-sale securities will need to be included. For financial liabilities that are measured at fair value, the ASU requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements.
In September 2015, the FASB issued an ASU simplifying the accounting for measurement-period adjustments related to business combinations. The ASU eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under this ASU, measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. The ASU requires additional disclosures about the impact on current period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The amendments in this ASU were effective for financial statements of public businesses issued for fiscal years and interim periods within those years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of this guidance did not impact the Corporation's financial statements.
In April 2015, the FASB issued an ASU simplifying the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. The ASU was effective for financial statements of public businesses issued for fiscal years beginning after December 15, 2015, or January 1, 2016 for the Corporation. The adoption of this ASU did not impact the Corporation's balance sheet presentation as the Corporation followed this presentation consistent with the guidance in FASB Concepts Statement No. 6.
In May 2014, the FASB issued an ASU regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an ASU clarifying the implementation guidance on the principal-versus-agent considerations in the revenue recognition standard by instructing the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. The original effective date of the guidance relating to revenue from contracts with customers was deferred in August 2015 by one year. This guidance is now effective for fiscal years and interim periods within those years beginning after December 15, 2017, or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing.

Note 2. Acquisition
Fox Chase Bancorp
On December 8, 2015, the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger pursuant to which Fox Chase will be merged with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $239.3 million. Fox Chase had $1.1 billion in assets, $776.7 million in loans, and $815.7 million in deposits at March 31, 2016. Fox Chase's main office is in Hatboro, Pennsylvania and operates full-service banking offices in Pennsylvania and New Jersey. Upon completion, the Corporation's presence will expand in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Atlantic and Cape May counties in New Jersey, complementing and expanding the Corporation's existing network of financial centers.
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
In January 2016, the Corporation approved a $30.0 million discretionary overnight federal funds line to Fox Chase Bank at a rate of one-month LIBOR plus 0.05%. At March 31, 2016, the Corporation had no outstanding federal funds sold to Fox Chase Bank. During the first quarter of 2016, average federal funds sold to Fox Chase Bank were $5.9 million.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2016 and December 31, 2015, by contractual maturity within each type:

	At March 31, 2016				At December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$26,924	$114	$—	$27,038	$21,047	$134	$—	$21,181
After 1 year to 5 years	10,008	26	(41)	9,993	19,943	1	(64)	19,880
	36,932	140	(41)	37,031	40,990	135	(64)	41,061
Total	$36,932	$140	$(41)	$37,031	$40,990	$135	$(64)	$41,061
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$—	$—	$—	$—	$4,978	$—	$(91)	$4,887
	—	—	—	—	4,978	—	(91)	4,887
U.S. government corporations and agencies:
Within 1 year	10,278	2	—	10,280	10,389	—	(29)	10,360
After 1 year to 5 years	57,085	302	—	57,387	92,148	26	(378)	91,796
	67,363	304	—	67,667	102,537	26	(407)	102,156
State and political subdivisions:
After 1 year to 5 years	17,125	134	(12)	17,247	17,362	80	(29)	17,413
After 5 years to 10 years	50,335	1,382	(17)	51,700	47,969	1,188	(32)	49,125
Over 10 years	32,560	1,301	—	33,861	34,334	1,160	—	35,494
	100,020	2,817	(29)	102,808	99,665	2,428	(61)	102,032
Residential mortgage-backed securities:
After 1 year to 5 years	4,920	6	—	4,926	9,713	12	(13)	9,712
After 5 years to 10 years	59	1	—	60	60	—	—	60
Over 10 years	3,497	91	—	3,588	3,517	65	—	3,582
	8,476	98	—	8,574	13,290	77	(13)	13,354
Collateralized mortgage obligations:
Over 10 years	3,080	—	(24)	3,056	3,215	—	(82)	3,133
	3,080	—	(24)	3,056	3,215	—	(82)	3,133
Corporate bonds:
Within 1 year	250	—	—	250	250	—	—	250
After 1 year to 5 years	18,862	142	(44)	18,960	19,446	25	(158)	19,313
After 5 years to 10 years	15,122	95	(63)	15,154	10,148	—	(266)	9,882
Over 10 years	60,000	857	(3,218)	57,639	60,000	—	(2,770)	57,230
	94,234	1,094	(3,325)	92,003	89,844	25	(3,194)	86,675
Money market mutual funds:
No stated maturity	17,563	—	—	17,563	16,726	—	—	16,726
	17,563	—	—	17,563	16,726	—	—	16,726
Equity securities:
No stated maturity	426	328	—	754	426	381	—	807
	426	328	—	754	426	381	—	807
Total	$291,162	$4,641	$(3,378)	$292,425	$330,681	$2,937	$(3,848)	$329,770

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at March 31, 2016 and December 31, 2015 do not represent other-than-temporary impairments.
Securities with a carrying value of $157.4 million and $210.1 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Securities available-for-sale:
Proceeds from sales	$53,181	$271
Gross realized gains on sales	106	91
Gross realized losses on sales	62	—
Tax expense related to net realized gains on sales	15	32

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2016 and 2015.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis in the individual securities within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs. The Corporation did not recognize any other-than-temporary impairment charges on its equity portfolio during the three months ended March 31, 2016 and 2015.
At March 31, 2016 and December 31, 2015, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2016
Securities Held-to-Maturity
Corporate bonds	$—	$—	$4,965	$(41)	$4,965	$(41)
Total	$—	$—	$4,965	$(41)	$4,965	$(41)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,126	$—	$5,000	$—	$10,126	$—
State and political subdivisions	5,669	(8)	2,620	(21)	8,289	(29)
Collateralized mortgage obligations	—	—	3,056	(24)	3,056	(24)
Corporate bonds	42,051	(3,231)	11,251	(94)	53,302	(3,325)
Equity securities	4	—	—	—	4	—
Total	$52,850	$(3,239)	$21,927	$(139)	$74,777	$(3,378)
At December 31, 2015
Securities Held-to-Maturity
Corporate bonds	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Total	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,887	$(91)	$4,887	$(91)
U.S. government corporations and agencies	72,157	(379)	4,972	(28)	77,129	(407)
State and political subdivisions	10,251	(49)	1,335	(12)	11,586	(61)
Residential mortgage-backed securities	4,751	(13)	—	—	4,751	(13)
Collateralized mortgage obligations	—	—	3,133	(82)	3,133	(82)
Corporate bonds	72,234	(2,941)	10,669	(253)	82,903	(3,194)
Total	$159,393	$(3,382)	$24,996	$(466)	$184,389	$(3,848)
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At March 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$486,112	$21,207	$507,319
Real estate-commercial	760,492	120,928	881,420
Real estate-construction	90,567	2,004	92,571
Real estate-residential secured for business purpose	103,591	114,673	218,264
Real estate-residential secured for personal purpose	185,482	3,227	188,709
Real estate-home equity secured for personal purpose	129,907	10,831	140,738
Loans to individuals	28,140	281	28,421
Lease financings	125,814	—	125,814
Total loans and leases held for investment, net of deferred income	$1,910,105	$273,151	$2,183,256
Unearned lease income, included in the above table	$(13,793)	$—	$(13,793)
Net deferred costs, included in the above table	4,568	—	4,568
Overdraft deposits included in the above table	58	—	58

	At December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$479,980	$24,535	$504,515
Real estate-commercial	759,342	126,550	885,892
Real estate-construction	91,904	4,637	96,541
Real estate-residential secured for business purpose	94,280	124,503	218,783
Real estate-residential secured for personal purpose	177,850	3,305	181,155
Real estate-home equity secured for personal purpose	125,361	11,594	136,955
Loans to individuals	29,406	326	29,732
Lease financings	125,440	—	125,440
Total loans and leases held for investment, net of deferred income	$1,883,563	$295,450	$2,179,013
Unearned lease income, included in the above table	$(13,829)	$—	$(13,829)
Net deferred costs, included in the above table	4,244	—	4,244
Overdraft deposits included in the above table	35	—	35
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at March 31, 2016 totaled $273.2 million, including $1.3 million of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Outstanding principal balance	$3,186	$3,551
Carrying amount	1,267	1,253
Allowance for loan losses	8	8

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	Three Months Ended March 31, 2016
Beginning of period	$144
Reclassification from nonaccretable difference	46
Accretable yield amortized to interest income	(74)
End of period	$116

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2016
Commercial, financial and agricultural	$130	$—	$2,128	$2,258	$505,061	$—	$507,319	$—
Real estate—commercial real estate and construction:
Commercial real estate	225	—	912	1,137	879,766	517	881,420	—
Construction	—	—	—	—	92,571	—	92,571	—
Real estate—residential and home equity:
Residential secured for business purpose	3,562	62	887	4,511	213,003	750	218,264	—
Residential secured for personal purpose	673	52	469	1,194	187,515	—	188,709	125
Home equity secured for personal purpose	210	159	483	852	139,886	—	140,738	353
Loans to individuals	289	137	205	631	27,790	—	28,421	205
Lease financings	1,376	413	431	2,220	123,594	—	125,814	10
Total	$6,465	$823	$5,515	$12,803	$2,169,186	$1,267	$2,183,256	$693
At December 31, 2015
Commercial, financial and agricultural	$864	$298	$4,279	$5,441	$498,757	$317	$504,515	$—
Real estate—commercial real estate and construction:
Commercial real estate	12,103	—	1,102	13,205	872,174	513	885,892	—
Construction	—	—	—	—	96,541	—	96,541	—
Real estate—residential and home equity:
Residential secured for business purpose	1,406	2,356	727	4,489	213,871	423	218,783	—
Residential secured for personal purpose	990	69	309	1,368	179,787	—	181,155	—
Home equity secured for personal purpose	777	52	174	1,003	135,952	—	136,955	—
Loans to individuals	198	97	173	468	29,264	—	29,732	173
Lease financings	1,294	652	646	2,592	122,848	—	125,440	206
Total	$17,632	$3,524	$7,410	$28,566	$2,149,194	$1,253	$2,179,013	$379

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at March 31, 2016 and December 31, 2015:

	At March 31, 2016				At December 31, 2015
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$6,080	$1,443	$—	$7,523	$6,915	$1,602	$—	$8,517
Real estate—commercial real estate and construction:
Commercial real estate	3,981	2,417	—	6,398	4,314	2,449	—	6,763
Real estate—residential and home equity:
Residential secured for business purpose	2,496	413	—	2,909	1,863	763	—	2,626
Residential secured for personal purpose	375	—	125	500	376	421	—	797
Home equity secured for personal purpose	129	—	353	482	275	—	—	275
Loans to individuals	—	—	205	205	—	—	173	173
Lease financings	421	6	10	437	440	10	206	656
Total	$13,482	$4,279	$693	$18,454	$14,183	$5,245	$379	$19,807
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.5 million and $93 thousand at March 31, 2016 and December 31, 2015, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2016 and December 31, 2015.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$527	$—	$4,902	$—	$5,429
3. Strong	17,817	2,998	—	—	20,815
4. Satisfactory	27,198	36,971	450	8	64,627
5. Acceptable	340,778	525,195	76,592	87,621	1,030,186
6. Pre-watch	63,932	125,085	8,245	10,921	208,183
7. Special Mention	8,395	29,977	—	115	38,487
8. Substandard	27,465	40,266	378	4,926	73,035
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$486,112	$760,492	$90,567	$103,591	$1,440,762
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$968	$—	$5,417	$—	$6,385
3. Strong	17,328	10,877	—	—	28,205
4. Satisfactory	36,697	36,023	450	9	73,179
5. Acceptable	328,140	530,766	72,630	78,659	1,010,195
6. Pre-watch	61,098	119,117	13,262	7,161	200,638
7. Special Mention	6,074	20,286	—	2,347	28,707
8. Substandard	29,675	42,273	145	6,104	78,197
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$479,980	$759,342	$91,904	$94,280	$1,425,506

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$1,405	$—	$—	$—	$1,405
3. Strong	—	—	—	—	—
4. Satisfactory	1,163	3,000	—	604	4,767
5. Acceptable	15,557	98,120	2,004	103,018	218,699
6. Pre-watch	2,190	10,757	—	7,794	20,741
7. Special Mention	—	7,407	—	623	8,030
8. Substandard	892	1,644	—	2,634	5,170
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$21,207	$120,928	$2,004	$114,673	$258,812
December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,411	$—	$—	$—	$1,411
3. Strong	—	—	—	—	—
4. Satisfactory	1,181	3,561	—	608	5,350
5. Acceptable	18,446	102,122	4,637	113,002	238,207
6. Pre-watch	2,273	10,365	—	8,153	20,791
7. Special Mention	417	8,853	—	367	9,637
8. Substandard	807	1,649	—	2,373	4,829
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$24,535	$126,550	$4,637	$124,503	$280,225
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2016
Performing	$184,982	$129,425	$27,935	$125,377	$467,719
Nonperforming	500	482	205	437	1,624
Total	$185,482	$129,907	$28,140	$125,814	$469,343
At December 31, 2015
Performing	$177,053	$125,086	$29,233	$124,784	$456,156
Nonperforming	797	275	173	656	1,901
Total	$177,850	$125,361	$29,406	$125,440	$458,057

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2016
Performing	$3,227	$10,831	$281	$—	$14,339
Nonperforming	—	—	—	—	—
Total	$3,227	$10,831	$281	$—	$14,339
At December 31, 2015
Performing	$3,305	$11,594	$326	$—	$15,225
Nonperforming	—	—	—	—	—
Total	$3,305	$11,594	$326	$—	$15,225
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
Commercial, financial and agricultural loans, commercial real estate loans, construction loans and residential real estate loans secured for a business purpose are more susceptible to a risk of loss during a downturn in the business cycle. While the Corporation has strict underwriting, review, and monitoring procedures in place, these procedures cannot eliminate all of the risks related to these loans.
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
Credit risk for consumer loans is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. These loans are included within the portfolio of loans to individuals.
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(1,481)	(26)	(238)	(46)	(76)	(205)	N/A	(2,072)
Recoveries	450	7	19	17	33	44	N/A	570
Provision (recovery of provision)	243	(82)	203	(233)	53	41	102	327
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
Three Months Ended March 31, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs	(300)	(348)	—	(31)	(184)	(230)	N/A	(1,093)
Recoveries	110	65	6	1	48	61	N/A	291
(Recovery of provision) provision	(18)	988	(101)	34	141	197	(167)	1,074
Ending balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$151	$140	$20	$30	$—	$—	N/A	$341
Ending balance: collectively evaluated for impairment	5,479	6,323	727	1,282	356	922	1,014	16,103
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	—	—	—	—	—	8
Total ending balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,977	$29,375	$3,618	$504	$—	$—		$46,474
Ending balance: collectively evaluated for impairment	473,135	821,684	99,973	314,885	28,140	125,814		1,863,631
Acquired non-credit impaired loans	21,207	122,415	113,923	14,058	281	—		271,884
Acquired credit impaired loans	—	517	750	—	—	—		1,267
Total ending balance	$507,319	$973,991	$218,264	$329,447	$28,421	$125,814		$2,183,256
At March 31, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$1,004	$—	$—	$—	$—	$—	N/A	$1,004
Ending balance: collectively evaluated for impairment	5,708	9,648	668	1,128	365	1,013	1,400	19,930
Total ending balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$15,124	$34,380	$3,239	$909	$—	$—		$53,652
Ending balance: collectively evaluated for impairment	446,366	700,581	38,658	281,120	29,620	115,958		1,612,303
Acquired non-credit impaired loans	29,418	189,225	140,779	16,461	371	—		376,254
Acquired credit impaired loans	371	578	619	63	—	—		1,631
Total ending balance	$491,279	$924,764	$183,295	$298,553	$29,991	$115,958		$2,043,840
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

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at March 31, 2016 and December 31, 2015. The impaired loans exclude loans acquired with deteriorated credit quality.

	At March 31, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$12,677	$13,921		$10,337	$13,318
Real estate—commercial real estate	29,009	29,885		30,088	30,996
Real estate—residential secured for business purpose	3,454	3,710		4,597	4,717
Real estate—residential secured for personal purpose	123	132		545	554
Real estate—home equity secured for personal purpose	129	129		170	170
Total impaired loans with no allowance recorded	$45,392	$47,777		$45,737	$49,755
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$300	$300	$151	$2,544	$2,544	$208
Real estate—commercial real estate	366	368	140	—	—	—
Real estate—residential secured for business purpose	164	167	20	295	295	45
Real estate—residential secured for personal purpose	252	252	30	252	252	16
Real estate—home equity secured for personal purpose	—	—	—	105	105	53
Total impaired loans with an allowance recorded	$1,082	$1,087	$341	$3,196	$3,196	$322

	At March 31, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Commercial, financial and agricultural	$12,977	$14,221	$151	$12,881	$15,862	$208
Real estate—commercial real estate	29,375	30,253	140	30,088	30,996	—
Real estate—residential secured for business purpose	3,618	3,877	20	4,892	5,012	45
Real estate—residential secured for personal purpose	375	384	30	797	806	16
Real estate—home equity secured for personal purpose	129	129	—	275	275	53
Total impaired loans	$46,474	$48,864	$341	$48,933	$52,951	$322
Impaired loans include nonaccrual loans accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $29.1 million and $30.0 million at March 31, 2016 and December 31, 2015, respectively. Specific reserves on other accruing impaired loans were $151 thousand and $186 thousand at March 31, 2016 and December 31, 2015, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$13,569	$68	$95	$16,094	$142	$87
Real estate—commercial real estate	29,212	305	70	29,124	320	83
Real estate—construction	—	—	—	5,748	—	77
Real estate—residential secured for business purpose	4,273	27	47	3,183	29	16
Real estate—residential secured for personal purpose	568	2	4	584	—	13
Real estate—home equity secured for personal purpose	177	—	2	165	—	3
Total	$47,799	$402	$218	$54,898	$491	$279

*
Includes interest income recognized on a cash basis for nonaccrual loans of $7 thousand and $4 thousand for the three months ended March 31, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $395 thousand and $487 thousand for the three months ended March 31, 2016 and 2015, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,545	$1,545	$—	1	$143	$143	$—
Real estate—residential secured for business purpose	—	—	—	—	1	353	353	—
Total	1	$1,545	$1,545	$—	2	$496	$496	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$122	$122	$—
Total	—	$—	$—	$—	1	$122	$122	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2016 and 2015.

	Temporary Payment Reduction		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended March 31, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$1,545	1	$1,545
Total	—	$—	1	$1,545	1	$1,545
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—
Three Months Ended March 31, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$143	—	$—	1	$143
Real estate—residential secured for business purpose	1	353	—	—	1	353
Total	2	$496	—	$—	2	$496
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$122	—	$—	1	$122
Total	1	$122	—	$—	1	$122
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$50	—	$—
Total	1	$50	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	2	$200
Total	—	$—	2	$200
As a result of payment default during the first quarter of 2016, a commercial accruing troubled debt restructured loan totaling $50 thousand was placed on nonaccrual of interest status.
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Real estate-residential secured for personal purpose	$313	$313
Real estate-home equity secured for personal purpose	60	60
Total	$373	$373
The Corporation held no foreclosed consumer residential real estate property at March 31, 2016 and December 31, 2015.
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

Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2016 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2015	$78,574	$15,434	$18,649	$112,657
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2016	$78,574	$15,434	$18,649	$112,657
The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2016			At December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$1,520	$339	$1,181	$1,520	$276	$1,244
Customer related intangibles	12,381	7,305	5,076	14,227	8,728	5,499
Mortgage servicing rights	12,544	6,705	5,839	12,233	6,356	5,877
Total amortized intangible assets	$26,445	$14,349	$12,096	$27,980	$15,360	$12,620
The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$1,385
2017		1,544
2018		1,170
2019		847
2020		577
Thereafter		734
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.2 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2016, and December 31, 2015.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Beginning of period	$5,877	$5,509
Servicing rights capitalized	311	382
Amortization of servicing rights	(349)	(368)
Changes in valuation allowance	—	—
End of period	$5,839	$5,523
Mortgage loans serviced for others	$872,958	$809,342

There was no activity in the valuation allowance for the three months ended March 31, 2016 and March 31, 2015.

The estimated amortization expense of mortgage servicing rights for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$763
2017		900
2018		755
2019		629
2020		521
Thereafter		2,271
Note 6. Income Taxes
At March 31, 2016 and December 31, 2015, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At March 31, 2016, the Corporation’s tax years 2012 through 2015 remain subject to federal examination as well as examination by state taxing jurisdictions.
Note 7. Retirement Plans and Other Postretirement Benefits
Substantially all employees who were hired before December 8, 2009 are covered by a noncontributory retirement plan. Employees hired on or after December 8, 2009 are not eligible to participate in the noncontributory retirement plan. The Corporation also provides supplemental executive retirement benefits to certain former executives, a portion of which is in excess of limits imposed on qualified plans by federal tax law; these plans are non-qualified benefit plans. These non-qualified benefit plans are not offered to new participants; all current participants are now retired. Information on these plans are aggregated and reported under “Retirement Plans” within this footnote.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2016	2015	2016	2015
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$171	$193	$12	$15
Interest cost	518	488	33	28
Expected return on plan assets	(754)	(756)	—	—
Amortization of net actuarial loss	323	328	6	13
Accretion of prior service cost	(71)	(70)	—	—
Net periodic benefit cost	$187	$183	$51	$56

The Corporation previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $117 thousand to its other postretirement benefit plans in 2016. During the three months ended March 31, 2016, the Corporation contributed $40 thousand to its non-qualified retirement plans and $20 thousand to its other postretirement plans. During the three months ended March 31, 2016, $609 thousand was paid to participants from the retirement plans and $20 thousand was paid to participants from the other postretirement plans.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2016	2015
Numerator:
Net income	$7,289	$6,116
Net income allocated to unvested restricted stock	(59)	(46)
Net income allocated to common shares	$7,230	$6,070
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	19,402	19,776
Effect of dilutive securities—employee stock options	31	24
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	19,433	19,800
Basic earnings per share	$0.37	$0.31
Diluted earnings per share	$0.37	$0.31
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	588	632

Note 9. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	1,413	(354)	168	1,227
Balance, March 31, 2016	$821	$(639)	$(15,663)	$(15,481)
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	1,344	(219)	175	1,300
Balance, March 31, 2015	$3,055	$(376)	$(15,841)	$(13,162)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive loss for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net unrealized holding gains on available-for-sale investment securities:
	$44	$91	Net gain on sales of investment securities
	44	91	Total before tax
	(15)	(32)	Tax expense
	$29	$59	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(329)	$(341)
Accretion of prior service cost included in net periodic pension costs*	71	70
	(258)	(271)	Total before tax
	90	96	Tax benefit
	$(168)	$(175)	Net of tax

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
The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At March 31, 2016, the notional amount of the cash flow hedge was $19.1 million, with a negative fair value of $983 thousand. The Corporation has pledged $1.2 million to the counterparty as collateral for the negative fair value.

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2016 and December 31, 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2016
Interest rate locks with customers	$44,520	Other Assets	$1,721		$—
Forward loan sale commitments	48,492		—	Other Liabilities	243
Total	$93,012		$1,721		$243
At December 31, 2015
Interest rate locks with customers	$34,450	Other Assets	$1,089		$—
Forward loan sale commitments	39,545		—	Other Liabilities	102
Total	$73,995		$1,089		$102
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2016 and December 31, 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2016
Interest rate swap - cash flow hedge	$19,096		$—	Other Liabilities	$983
Total	$19,096		$—		$983
At December 31, 2015
Interest rate swap - cash flow hedge	$19,269		$—	Other Liabilities	$438
Total	$19,269		$—		$438

For the three months ended March 31, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2016	2015
Interest rate locks with customers	Net gain on mortgage banking activities	$632	$449
Forward loan sale commitments	Net loss on mortgage banking activities	(141)	(56)
Total		$491	$393

For the three months ended March 31, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2016	2015
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$81	$96
Net loss		$(81)	$(96)

At March 31, 2016 and December 31, 2015, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2016	At December 31, 2015
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(639)	$(285)
Total		$(639)	$(285)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at March 31, 2016.
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
For the Sterner Insurance Associates acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $3.9 million over the two-year period ending June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.4 million.
For the Girard Partners acquisition, the remaining potential cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $12.9 million cumulative over the three-year period ending December 31, 2018. The Corporation recorded a reduction to the contingent liability during the fourth quarter of 2015 which resulted in a reduction of noninterest expense of $550 thousand. The adjustment reflected that projected revenue levels for earn-out payments in the second through fifth years post-acquisition are anticipated to be lower than originally projected.
For the John T. Fretz Insurance Agency acquisition, the remaining potential future cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $360 thousand cumulative over the one-year period ending April 30, 2016.

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, classified using the fair value hierarchy:

	At March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$67,667	$—	$67,667
State and political subdivisions	—	102,808	—	102,808
Residential mortgage-backed securities	—	8,574	—	8,574
Collateralized mortgage obligations	—	3,056	—	3,056
Corporate bonds	—	92,003	—	92,003
Money market mutual funds	17,563	—	—	17,563
Equity securities	754	—	—	754
Total available-for-sale securities	18,317	274,108	—	292,425
Interest rate locks with customers	—	1,721	—	1,721
Total assets	$18,317	$275,829	$—	$294,146
Liabilities:
Contingent consideration liability	$—	$—	$4,957	$4,957
Interest rate swap	—	983	—	983
Forward loan sale commitments	—	243	—	243
Total liabilities	$—	$1,226	$4,957	$6,183

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,887	$—	$—	$4,887
U.S. government corporations and agencies	—	102,156	—	102,156
State and political subdivisions	—	102,032	—	102,032
Residential mortgage-backed securities	—	13,354	—	13,354
Collateralized mortgage obligations	—	3,133	—	3,133
Corporate bonds	—	86,675	—	86,675
Money market mutual funds	16,726	—	—	16,726
Equity securities	807	—	—	807
Total available-for-sale securities	22,420	307,350	—	329,770
Interest rate locks with customers	—	1,089	—	1,089
Total assets	$22,420	$308,439	$—	$330,859
Liabilities:
Contingent consideration liability	$—	$—	$5,577	$5,577
Interest rate swap	—	438	—	438
Forward loan sale commitments	—	102	—	102
Total liabilities	$—	$540	$5,577	$6,117
At March 31, 2016 and December 31, 2015, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2016
Sterner Insurance Associates	$1,144	$—	$—	$154	$1,298
Girard Partners	4,241	—	900	119	3,460
John T. Fretz Insurance Agency	192	—	—	7	199
Total contingent consideration liability	$5,577	$—	$900	$280	$4,957

	Three Months Ended March 31, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2015
Sterner Insurance Associates	$680	$1,424	$—	$24	$2,128
Girard Partners	5,503	$—	$620	$34	4,917
John T. Fretz Insurance Agency	358	—	—	13	371
Total contingent consideration liability	$6,541	$1,424	$620	$71	$7,416
*Includes adjustments during the measurement period in accordance with ASC Topic 805.
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

	At March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$46,133	$46,133
Total	$—	$—	$46,133	$46,133

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$48,611	$48,611
Total	$—	$—	$48,611	$48,611

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2016 and December 31, 2015. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$38,547	$—	$—	$38,547	$38,547
Held-to-maturity securities		37,031		37,031	36,932
Loans held for sale		3,851		3,851	3,818
Net loans and leases held for investment			2,070,300	2,070,300	2,120,671
Mortgage servicing rights			7,203	7,203	5,839
Other real estate owned		3,073		3,073	3,073
Total assets	$38,547	$43,955	$2,077,503	$2,160,005	$2,208,880
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,951,453	$—	$—	$1,951,453	$1,951,453
Time deposits		383,986		383,986	382,908
Total deposits	1,951,453	383,986	—	2,335,439	2,334,361
Short-term borrowings	—	24,498	—	24,498	25,851
Subordinated notes	—	50,250	—	50,250	49,414
Total liabilities	$1,951,453	$458,734	$—	$2,410,187	$2,409,626
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,829)	$—	$(1,829)	$—

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$60,799	$—	$—	$60,799	$60,799
Held-to-maturity securities	—	41,061	—	41,061	40,990
Loans held for sale	—	4,708	—	4,708	4,680
Net loans and leases held for investment	—	—	2,099,082	2,099,082	2,112,774
Mortgage servicing rights	—	—	8,047	8,047	5,877
Other real estate owned	—	1,276	—	1,276	1,276
Total assets	$60,799	$47,045	$2,107,129	$2,214,973	$2,226,396
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,939,954	$—	$—	$1,939,954	$1,939,954
Time deposits	—	455,527	—	455,527	454,406
Total deposits	1,939,954	455,527	—	2,395,481	2,394,360
Short-term borrowings	—	22,302	—	22,302	24,211
Subordinated notes	$—	$50,375	$—	$50,375	$49,377
Total liabilities	$1,939,954	$528,204	$—	$2,468,158	$2,467,948
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,788)	$—	$(1,788)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2016 and December 31, 2015.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At March 31, 2016, impaired loans held for investment had a carrying amount of $46.5 million with a valuation allowance of $341 thousand. At December 31, 2015, impaired loans held for investment had a carrying amount of $48.9 million with a valuation allowance of $322 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At March 31, 2016 and December 31, 2015, mortgage servicing rights had a carrying amount of $5.8 million and $5.9 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2016, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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

Note 12. Segment Reporting
At March 31, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At March 31, 2016, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment.
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
The following table provides total assets by reportable operating segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Banking	$2,746,433	$2,797,746	$2,680,245
Wealth Management	30,134	33,950	29,993
Insurance	24,715	24,436	24,447
Other	23,495	23,319	22,810
Consolidated assets	$2,824,777	$2,879,451	$2,757,495
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,600	$2	$—	$7	$25,609
Interest expense	2,211	—	—	—	2,211
Net interest income	23,389	2	—	7	23,398
Provision for loan and lease losses	326	—	—	—	326
Noninterest income	4,673	4,572	4,720	(9)	13,956
Intangible expenses	67	303	400	—	770
Other noninterest expense	18,742	3,058	3,119	1,250	26,169
Intersegment (revenue) expense*	(511)	219	292	—	—
Income (expense) before income taxes	9,438	994	909	(1,252)	10,089
Income tax expense (benefit)	2,357	383	377	(317)	2,800
Net income (loss)	$7,081	$611	$532	$(935)	$7,289
Capital expenditures	$1,839	$15	$10	$314	$2,178

	Three Months Ended
	March 31, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$24,730	$—	$—	$8	$24,738
Interest expense	1,434	—	—	—	1,434
Net interest income	23,296	—	—	8	23,304
Provision for loan and lease losses	1,074	—	—	—	1,074
Noninterest income	4,450	4,624	4,255	102	13,431
Intangible expenses	74	394	318	—	786
Other noninterest expense	21,222	2,955	2,669	(221)	26,625
Intersegment (revenue) expense*	(534)	222	312	—	—
Income before income taxes	5,910	1,053	956	331	8,250
Income tax expense	1,161	414	399	160	2,134
Net income	$4,749	$639	$557	$171	$6,116
Capital expenditures	$1,197	$8	$39	$73	$1,317
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage utilized.

Note 13. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced in April 2015, six financial centers were closed in September 2015 that operated in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015 and related to the Banking business segment.
A roll-forward of the accrued restructuring expense for the three months ended March 31, 2016 is as follows:

(Dollars in thousands)	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2016	$228	$834	$1,062
Payments	—	(73)	(73)
Accelerated depreciation	—	—	—
Accrued at March 31, 2016	$228	$761	$989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2015 Annual Report on Form 10-K.
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2016	2015	Amount	Percent
Net income	$7,289	$6,116	$1,173	19%
Net income per share:
Basic	$0.37	$0.31	$0.06	19
Diluted	0.37	0.31	0.06	19
Return on average assets	1.03%	0.92%	11 BP	12
Return on average equity	8.05%	6.85%	120 BP	18

The Corporation reported net income of $7.3 million or $0.37 diluted earnings per share for the quarter ended March 31, 2016, a 19% increase from reported net income of $6.1 million or $0.31 diluted earnings per share for the quarter ended March 31, 2015. The financial results for the quarter ended March 31, 2016 included $220 thousand ($218 thousand, net of tax) of acquisition-related and integration costs associated with the pending merger with Fox Chase Bancorp, or $0.01 diluted earnings per share on a tax affected basis. The quarter ended March 31, 2015 included $1.8 million of integration and acquisition-related costs ($1.2 million, net of tax) associated with Valley Green Bank or $0.06 diluted earnings per share on a tax affected basis.

Net interest income on a tax-equivalent basis of $24.7 million for the three months ended March 31, 2016 was consistent with the same period in 2015. The net interest margin on a tax-equivalent basis for the first quarter of 2016 was 3.90%, compared to 4.12% for the first quarter of 2015. Increases in net interest income from the comparable period in the prior year, due to loan growth, were partially offset by reductions in loan rates and a decrease in the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition (the favorable impact of the acquisition accounting adjustments was two basis points for the three months ended March 31, 2016 compared to ten basis points for the three months ended March 31, 2015). In addition, the subordinated debt issuance of $50 million on March 30, 2015 increased funding costs by 14 basis points in the three months ended March 31, 2016 from the same period in 2015.
The provision for loan and lease losses for the three months ended March 31, 2016 was $326 thousand, down from $1.1 million for the same period in 2015 as asset quality continues to improve; both qualitative factors and historical loss factors have improved.
Noninterest income for the three months ended March 31, 2016 was $14.0 million, an increase of $525 thousand or 4% from the same period in the prior year. The increase was mainly due to higher insurance commission and fee income and bank owned life insurance income.
Non-interest expense for the three months ended March 31, 2016 was $26.9 million, a decrease of $472 thousand, or 2% from the same period in the prior year. Non-interest expense for the three months ended March 31, 2016 included $220 thousand of acquisition-related and integration costs associated with the pending merger with Fox Chase Bancorp. Non-interest expense for the three months ended March 31, 2015 included $1.8 million of acquisition-related and integration costs related to the Valley Green Bank acquisition. Salaries and benefit expense increased $868 thousand for the three months ended March 31, 2016, primarily attributable to additional staff hired to support revenue generation across all business lines partially offset by higher deferred loan origination costs.

Gross loans and leases held for investment were $2.2 billion at March 31, 2016, an increase of $4.2 million from December 31, 2015. Consistent with prior years, sluggish economic growth led to flat funded loan growth in the first quarter of 2016, however, loan activity did increase during the quarter leading to growth in the Corporation's loan pipeline. Deposits declined $60.0 million, or 3% from December 31, 2015, primarily due to a decrease in public funds.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications were $13.5 million at March 31, 2016 compared to $14.2 million at December 31, 2015 and $18.6 million at March 31, 2015. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 0.62% at March 31, 2016 compared to 0.65% at December 31, 2015 and 0.91% at March 31, 2015. Net loan and lease charge-offs were $1.5 million for the three months ended March 31, 2016 compared to $802 thousand for the same period in the prior year.
The Corporation and the Bank continue to remain well-capitalized at March 31, 2016. Total risk-based capital at March 31, 2016 was 13.47% for the Corporation and 12.13% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.
Fox Chase Bank Acquisition
On December 8, 2015, the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger pursuant to which Fox Chase will be merged with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $239.3 million. Fox Chase had $1.1 billion in assets, $776.7 million in loans, and $815.7 million in deposits at March 31, 2016. Fox Chase's main office is in Hatboro, Pennsylvania and operates full-service banking offices in Pennsylvania and New Jersey. Upon completion, the Corporation's presence will expand in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Atlantic and Cape May counties in New Jersey, complementing and expanding the Corporation's existing network of financial centers.
Upon completion of the merger, Fox Chase shareholders will have the right to receive either $21.00 in cash, or a fixed exchange ratio of 0.9731 shares of the Corporation’s common stock, or a combination of the two, for outstanding shares of Fox Chase. The stock/cash election is subject to allocation provisions to assure that 40% of Fox Chase shares receive cash consideration and 60% of Fox Chase shares receive stock consideration. The Merger Agreement has been approved by the Boards of Directors of the Corporation, the Bank, Fox Chase and Fox Chase Bank and remains subject to approval by the shareholders of both companies, as well as their regulatory authorities. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes. The transaction is expected to close in the third quarter of 2016. The transaction is anticipated to be accretive to the Corporation's earnings per share in the first combined year of operations.
In January 2016, the Corporation approved a $30.0 million discretionary overnight federal funds line to Fox Chase Bank at a rate of one-month LIBOR plus 0.05%. At March 31, 2016, the Corporation had no outstanding federal funds sold to Fox Chase Bank. During the first quarter of 2016, average federal funds sold to Fox Chase Bank were $5.9 million.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2016 and 2015. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three months ended March 31, 2016 versus 2015
Net interest income on a tax-equivalent basis of $24.7 million for the three months ended March 31, 2016 was consistent with the same period in 2015. The tax-equivalent net interest margin for the three months ended March 31, 2016 was 3.90% compared to 4.12% for the three months ended March 31, 2015. Increases in net interest income from the comparable period in the prior year, due to loan growth, were partially offset by reductions in loan rates and a decrease in the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition (the favorable impact of the acquisition accounting adjustments was two basis points for the three months ended March 31, 2016 compared to ten basis points for the three months ended March 31, 2015). In addition, the subordinated debt issuance for $50 million on March 30, 2015 increased funding costs by 14 basis points in the three months ended March 31, 2016 from the same period in 2015.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$19,619	$28	0.57%	$9,135	$5	0.22%
U.S. government obligations	82,488	250	1.22	139,965	379	1.10
Obligations of states and political subdivisions	101,061	1,129	4.49	104,620	1,322	5.12
Other debt and equity securities	158,669	1,024	2.60	136,423	655	1.95
Federal funds sold	5,940	7	0.47	6,591	2	0.12
Total interest-earning deposits and investments	367,777	2,438	2.67	396,734	2,363	2.42
Commercial, financial and agricultural loans	411,999	4,014	3.92	422,817	4,249	4.08
Real estate—commercial and construction loans	887,118	9,919	4.50	821,902	9,631	4.75
Real estate—residential loans	541,976	5,976	4.43	473,142	5,384	4.61
Loans to individuals	29,478	399	5.44	30,622	407	5.39
Municipal loans and leases	231,498	2,625	4.56	203,999	2,437	4.84
Lease financings	75,022	1,542	8.27	71,353	1,583	9.00
Gross loans and leases	2,177,091	24,475	4.52	2,023,835	23,691	4.75
Total interest-earning assets	2,544,868	26,913	4.25	2,420,569	26,054	4.37
Cash and due from banks	31,665			30,203
Reserve for loan and lease losses	(17,771)			(21,088)
Premises and equipment, net	42,873			40,568
Other assets	232,922			221,261
Total assets	$2,834,557			$2,691,513
Liabilities:
Interest-bearing checking deposits	$402,160	84	0.08	$345,884	46	0.05
Money market savings	361,788	340	0.38	375,521	280	0.30
Regular savings	626,894	174	0.11	563,037	122	0.09
Time deposits	418,547	935	0.90	461,374	969	0.85
Total time and interest-bearing deposits	1,809,389	1,533	0.34	1,745,816	1,417	0.33
Short-term borrowings	27,388	3	0.04	46,837	10	0.09
Subordinated notes*	49,394	675	5.50	1,096	7	2.59
Total borrowings	76,782	678	3.55	47,933	17	0.14
Total interest-bearing liabilities	1,886,171	2,211	0.47	1,793,749	1,434	0.32
Noninterest-bearing deposits	542,427			492,014
Accrued expenses and other liabilities	41,867			43,625
Total liabilities	2,470,465			2,329,388
Shareholders’ Equity:
Common stock	110,271			110,271
Additional paid-in capital	120,824			120,159
Retained earnings and other equity	132,997			131,695
Total shareholders’ equity	364,092			362,125
Total liabilities and shareholders’ equity	$2,834,557			$2,691,513
Net interest income		$24,702			$24,620
Net interest spread			3.78			4.05
Effect of net interest-free funding sources			0.12			0.07
Net interest margin			3.90%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	134.92%			134.94%
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
Tax-equivalent amounts for the three months ended March 31, 2016 and 2015 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2016 Versus 2015
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$10	$13	$23
U.S. government obligations	(167)	38	(129)
Obligations of states and political subdivisions	(42)	(151)	(193)
Other debt and equity securities	122	247	369
Federal funds sold	—	5	5
Interest on deposits, investments and federal funds sold	(77)	152	75
Commercial, financial and agricultural loans	(93)	(142)	(235)
Real estate—commercial and construction loans	785	(497)	288
Real estate—residential loans	799	(207)	592
Loans to individuals	(13)	5	(8)
Municipal loans and leases	330	(142)	188
Lease financings	84	(125)	(41)
Interest and fees on loans and leases	1,892	(1,108)	784
Total interest income	1,815	(956)	859
Interest expense:
Interest-bearing checking deposits	8	30	38
Money market savings	(10)	70	60
Regular savings	17	35	52
Time deposits	(91)	57	(34)
Interest on time and interest-bearing deposits	(76)	192	116
Short-term borrowings	(3)	(4)	(7)
Subordinated notes	651	17	668
Interest on borrowings	648	13	661
Total interest expense	572	205	777
Net interest income	$1,243	$(1,161)	$82

Interest Income
Three months ended March 31, 2016 versus 2015
Interest income on a tax-equivalent basis for the three months ended March 31, 2016 was $26.9 million, an increase of $859 thousand, or 3% from the same period in 2015. The increase was mainly due to loan growth in commercial real estate, residential real estate and municipal loans which was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment. In addition, the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition favorably impacted interest-earning assets by one basis point for the three months ended March 31, 2016 compared to seven basis points for the three months ended March 31, 2015.

Interest Expense
Three months ended March 31, 2016 versus 2015
Interest expense for the three months ended March 31, 2016 was $2.2 million, an increase of $777 thousand from the same period in 2015. The increase in interest expense was primarily due to the subordinated debt issuance of $50 million on March 30, 2015 which increased funding costs by 14 basis for the three months ended March 31, 2016 from the same period in 2015. In addition, the net amortization of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition favorably impacted interest-bearing liabilities by one basis point for the three months ended March 31, 2016 compared to four basis points for the three months ended March 31, 2015.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses for the three months ended March 31, 2016 was $326 thousand, down from $1.1 million for the same period in 2015 as asset quality continues to improve; both qualitative factors and historical loss factors have improved.
Noninterest Income
Noninterest income consists of trust department fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage (Mastermoney fees), non-customer debit card fees, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.
The following table presents noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	Amount	Percent
Trust fee income	$1,865	$1,820	$45	2%
Service charges on deposit accounts	998	1,063	(65)	(6)
Investment advisory commission and fee income	2,669	2,763	(94)	(3)
Insurance commission and fee income	4,558	4,146	412	10
Other service fee income	1,833	1,598	235	15
Bank owned life insurance income	470	353	117	33
Net gain on sales of investment securities	44	91	(47)	(52)
Net gain on mortgage banking activities	1,218	1,258	(40)	(3)
Other income	301	339	(38)	(11)
Total noninterest income	$13,956	$13,431	$525	4%

Three months ended March 31, 2016 versus 2015
Noninterest income for the three months ended March 31, 2016 was $14.0 million, an increase of $525 thousand or 4% from the same period in the prior year. Insurance commission and fee income increased $412 thousand for the three months ended March 31, 2016, primarily due to an increase in contingent commission income and commercial premiums. Bank owned life insurance (BOLI) income increased $117 thousand or 33% mainly due to the purchase of policies totaling $8.0 million during the third quarter of 2015 and the transfer of policies totaling $9.8 million during 2015 to a higher yielding account structure. These increases were partially offset by a decrease of $94 thousand or 3% in investment advisory commission and fee income primarily resulting from the re-pricing of asset management fees in the Corporation's municipal pension business due to competitive pressures in the second quarter of 2015.
Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, professional services, intangible expenses, acquisition-related costs and integration costs. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
The following table presents noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	Amount	Percent
Salaries and benefits	$14,182	$13,314	$868	7%
Commissions	1,895	1,814	81	4
Net occupancy	2,096	2,358	(262)	(11)
Equipment	1,888	1,689	199	12
Professional fees	1,020	807	213	26
Marketing and advertising	538	360	178	49
Deposit insurance premiums	447	412	35	8
Intangible expenses	770	786	(16)	(2)
Acquisition-related costs	214	466	(252)	(54)
Integration costs	6	1,374	(1,368)	N/M
Other expense	3,883	4,031	(148)	(4)
Total noninterest expense	$26,939	$27,411	$(472)	(2)%

Three months ended March 31, 2016 versus 2015
Noninterest expense for the three months ended March 31, 2016 was $26.9 million, a decrease of $472 thousand or 2% from the same period in the prior year. Non-interest expense for the three months ended March 31, 2016 included $220 thousand of acquisition-related and integration costs associated with the pending merger with Fox Chase Bancorp. Non-interest expense for the three months ended March 31 2015 included $1.8 million of acquisition-related and integration costs related to the Valley Green Bank acquisition. Salaries and benefit expense increased $868 thousand for the three months ended March 31, 2016, primarily attributable to additional staff hired to support revenue generation across all business lines. This increase was partially offset by higher deferred loan origination costs.
Tax Provision
The provision for income taxes for the three months ended March 31, 2016 and 2015 was $2.8 million and $2.1 million, at effective rates of 28% and 26%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At March 31, 2016	At December 31, 2015	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$38,547	$60,799	$(22,252)	(37)%
Investment securities	329,357	370,760	(41,403)	(11)
Loans held for sale	3,818	4,680	(862)	(18)
Loans and leases held for investment	2,183,256	2,179,013	4,243	—
Reserve for loan and lease losses	(16,452)	(17,628)	1,176	7
Premises and equipment, net	43,385	42,156	1,229	3
Goodwill and other intangibles, net	124,753	125,277	(524)	—
Bank owned life insurance	72,030	71,560	470	1
Accrued interest receivable and other assets	46,083	42,834	3,249	8
Total assets	$2,824,777	$2,879,451	$(54,674)	(2)%

Cash and Interest-earning Deposits
Cash and interest-earning deposits at March 31, 2016 decreased $22.3 million from December 31, 2015 primarily due to a decrease in cash maintained at the Federal Reserve Bank. This was mainly due to the seasonal outflow of public funds deposits which were primarily invested in overnight fed funds partially offset by proceeds from the sale of available-for-sale investment securities.
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
Total investments at March 31, 2016 decreased $41.4 million from December 31, 2015. Sales of $53.2 million, maturities and pay-downs of $17.9 million and calls of $4.8 million were partially offset by purchases of $32.6 million and increases in the fair value of available-for-sale investment securities of $2.2 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during the first quarter of 2016.
Loans and Leases
Gross loans and leases held for investment were $2.2 billion at March 31, 2016, an increase of $4.2 million from December 31, 2015. Consistent with prior years, sluggish economic growth led to flat funded loan growth in the first quarter of 2016, however, loan activity did increase during the quarter leading to growth in the Corporation's loan pipeline.
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
At March 31, 2016, the recorded investment in loans held for investment and loans held for sale that were considered to be impaired was $46.5 million. The related reserve for loan losses was $341 thousand. At December 31, 2015, the recorded investment in loans that were considered to be impaired was $48.9 million. The related reserve for loan losses was $322 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015 was $402 thousand and $491 thousand, respectively. For the three months ended March 31, 2016 and 2015, additional interest income that would have been recognized under the original terms for impaired loans was $218 thousand and $279 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate and commercial business loans. Commercial real estate impaired loans were $29.4 million and $30.1 million at March 31, 2016 and December 31, 2015, respectively. Commercial business impaired loans were $13.0 million and $12.9 million at March 31, 2016 and December 31, 2015, respectively. Other real estate owned was $3.1 million at March 31, 2016, compared to $1.3 million at December 31, 2015. During the first quarter of 2016, three commercial real estate properties with a total fair value of $1.6 million and land with a fair value of $203 thousand were transferred to other real estate owned.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Commercial, financial and agricultural	$6,080	$6,915	$5,809
Real estate—commercial	3,981	4,314	4,805
Real estate—construction	—	—	5,660
Real estate—residential	3,000	2,514	1,928
Lease financings	421	440	402
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	13,482	14,183	18,604
Accruing troubled debt restructured loans and lease modifications not included in the above	4,279	5,245	5,341
Accruing loans and leases 90 days or more past due:
Real estate—residential	478	—	739
Loans to individuals	205	173	247
Lease financings	10	206	77
Total accruing loans and leases, 90 days or more past due	693	379	1,063
Total non-performing loans and leases	18,454	19,807	25,008
Other real estate owned	3,073	1,276	955
Total nonperforming assets	$21,527	$21,083	$25,963
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.62%	0.65%	0.91%
Nonperforming loans and leases / loans and leases held for investment	0.85	0.91	1.22
Nonperforming assets / total assets	0.76	0.73	0.94
Allowance for loan and lease losses / loans and leases held for investment	0.75	0.81	1.02
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.86	0.94	1.26
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	122.03	124.29	112.52
Allowance for loan and lease losses / nonperforming loans and leases held for investment	89.15	89.00	83.71
Allowance for loan and lease losses	$16,452	$17,628	$20,934
Acquired credit impaired loans	$1,267	$1,253	$1,631
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,459	$93	$3,489

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2015
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,482	$14,183	$18,604
Nonaccrual loans and leases with partial charge-offs	4,229	6,451	6,018
Life-to-date partial charge-offs on nonaccrual loans and leases	2,207	3,853	2,490
Charge-off rate of nonaccrual loans and leases with partial charge-offs	34.3%	37.4%	29.3%
Specific reserves on impaired loans	$341	$322	$1,004

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at March 31, 2016 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

Each quarter, the conditions that exist within the look-back period and loss emergence period are compared to current conditions to support a conclusion as to which qualitative adjustments are (or are not) deemed necessary for each loan portfolio segment. These factors are evaluated subjectively based on management's experience and supported by the Corporation's defined analytical metrics/drivers relative to the historical look-back period. Factors include, but are not limited to, asset quality trends, portfolio growth trends, changes in lending policies and management, economic trends, concentrations of credit risk and the impact of collateral dependent lending.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $374 thousand and $381 thousand at March 31, 2016 and December 31, 2015, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $834 thousand and $948 thousand for the three months ended March 31, 2016 and 2015, respectively. The Corporation also has goodwill with a net carrying value of $112.7 million at March 31, 2016 and December 31, 2015, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2016 and 2015. Since the last annual impairment analysis during 2015, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.
Other Assets
At March 31, 2016 and December 31, 2015, the Bank held $6.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $2.1 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at March 31, 2016, the FHLB stock is recorded at cost.
Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	Change
			Amount	Percent
Deposits	$2,334,361	$2,394,360	$(59,999)	(3)%
Short-term borrowings	25,851	24,211	1,640	7
Long-term borrowings	49,414	49,377	37	—
Accrued interest payable and other liabilities	48,148	49,929	(1,781)	(4)
Total liabilities	$2,457,774	$2,517,877	$(60,103)	(2)%
Deposits
Total deposits declined $60.0 million or 3% from December 31, 2015, primarily due to a decrease in public funds.

Borrowings
Short-term borrowings at March 31, 2016, consisted of customer repurchase agreements on an overnight basis totaling $25.9 million. Long-term borrowings at March 31, 2016 consisted of $50.0 million in aggregate principal amount subordinated notes issued by the Corporation in a private placement transaction to institutional accredited investors with net proceeds of $49.3 million.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015	Change
			Amount	Percent
Common stock	$110,271	$110,271	$—	—%
Additional paid-in capital	120,906	121,280	(374)	—
Retained earnings	196,827	193,446	3,381	2
Accumulated other comprehensive loss	(15,481)	(16,708)	1,227	7
Treasury stock	(45,520)	(46,715)	1,195	3
Total shareholders’ equity	$367,003	$361,574	$5,429	2%

The increase in shareholder's equity at March 31, 2016 of $5.4 million from December 31, 2015 was primarily related to a $3.4 million increase to retained earnings. Retained earnings at March 31, 2016 were impacted by the three months of net income of $7.3 million partially offset by cash dividends declared of $3.9 million. Accumulated other comprehensive loss decreased by $1.2 million mainly attributable to increases in the fair value of available-for-sale investment securities. Treasury stock decreased by $1.2 million primarily due to the issuance of restricted stock.
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

In July 2013, the federal bank regulatory agencies adopted final rules revising the agencies’ capital adequacy guidelines and prompt corrective action rules, designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The new minimum capital requirements were effective on January 1, 2015. Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer requirements phase in over a four-year period beginning January 1, 2016.
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2016, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. Total risk-based capital at March 31, 2016 was 13.47% for the Corporation and 12.13% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%. The regulatory capital ratios for the Corporation and the Bank at March 31, 2016 were well in excess of the regulatory minimum requirements including the capital conservation buffer requirements.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of March 31, 2016 and December 31, 2015 under BASEL III regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$336,896	13.47%	$200,145	8.00%	$250,181	10.00%
Bank	300,650	12.13	198,319	8.00	247,899	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	270,381	10.81	150,109	6.00	200,145	8.00
Bank	283,549	11.44	148,739	6.00	198,319	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	270,381	10.81	112,582	4.50	162,618	6.50
Bank	283,549	11.44	111,555	4.50	161,134	6.50
Tier 1 Capital (to Average Assets):
Corporation	270,381	9.93	108,898	4.00	136,123	5.00
Bank	283,549	10.49	108,134	4.00	135,168	5.00
At December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$334,757	13.35%	$200,613	8.00%	$250,766	10.00%
Bank	300,527	12.09	198,816	8.00	248,521	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	150,460	6.00	200,613	8.00
Bank	282,245	11.36	149,112	6.00	198,816	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	112,845	4.50	162,998	6.50
Bank	282,245	11.36	111,834	4.50	161,538	6.50
Tier 1 Capital (to Average Assets):
Corporation	267,098	9.69	110,227	4.00	137,783	5.00
Bank	282,245	10.31	109,480	4.00	136,850	5.00
At March 31, 2016 and December 31, 2015, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2016, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2016, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the effect of declining or rising interest rates on the net interest margin over a one-year and two-year horizon. The simulation uses existing portfolio rate and re-pricing information, combined with assumptions regarding future loan and deposit growth, future spreads, prepayment speeds on loans, and the discretionary pricing of non-maturity assets and liabilities. The Corporation is in a liability sensitive position from both a short-term maturity perspective and a short-term re-pricing perspective, as interest rates remain at historically low levels. Despite being liability sensitive, the Corporation projects increased net interest income in rising rate scenarios as the magnitude of the asset pricing change exceeds the liability pricing change.
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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $821.3 million. At March 31, 2016 and December 31, 2015, there were no overnight borrowings with the FHLB. At March 31, 2016 and December 31, 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $153.4 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation has a $10.0 million line of credit with a correspondent bank. At March 31, 2016, the Corporation had no outstanding borrowings under this line.
The Corporation, through the Bank, maintains federal fund lines with several correspondent banks totaling $122.0 million at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2016 and December 31, 2015, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay certificates of deposit. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market.
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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Management is not aware of any litigation that would have a material adverse effect on the consolidated balance sheet or statement of income of the Corporation. There are no material proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, there are no material proceedings pending or known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 1A.	Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	—	$—	—	1,080,246
February 1 – 29, 2016	—	—	—	1,080,246
March 1 – 31, 2016	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Exhibit 2.1
Agreement and Plan of Merger by and between Univest Corporation of Pennsylvania and Fox Chase Bancorp, Inc. dated as of December 8, 2015 is incorporated by reference to Exhibit 2.1 of Form 8-K, filed with the SEC on December 11, 2015.

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on April 22, 2015.

	Exhibit 3.2	Amended By-Laws effective January 1, 2015 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on January 2, 2015.

Exhibit 10.1
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

Univest Corporation of Pennsylvania
(Registrant)

Date: May 10, 2016	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	/s/ Michael S. Keim
Michael S. Keim Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)