Form 10-Q
period 2016-08-08
UNIVEST CORP OF PENNSYLVANIA
filed 2016-08-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,555,176
(Title of Class)	(Number of shares outstanding at July 29, 2016)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At June 30, 2016	At December 31, 2015
ASSETS
Cash and due from banks	$36,404	$32,356
Interest-earning deposits with other banks	8,286	28,443
Federal funds sold	48,500	—
Investment securities held-to-maturity (fair value $32,946 and $41,061 at June 30, 2016 and December 31, 2015, respectively)	32,885	40,990
Investment securities available-for-sale	254,095	329,770
Loans held for sale	4,657	4,680
Loans and leases held for investment	2,345,037	2,179,013
Less: Reserve for loan and lease losses	(17,153)	(17,628)
Net loans and leases held for investment	2,327,884	2,161,385
Premises and equipment, net	44,437	42,156
Goodwill	112,657	112,657
Other intangibles, net of accumulated amortization and fair value adjustments of $15,234 and $15,360 at June 30, 2016 and December 31, 2015, respectively	11,677	12,620
Bank owned life insurance	72,565	71,560
Funds advanced for merger settlement	98,885	—
Accrued interest receivable and other assets	54,685	42,834
Total assets	$3,107,617	$2,879,451
LIABILITIES
Noninterest-bearing deposits	$689,916	$541,460
Interest-bearing deposits:
Demand deposits	674,847	790,800
Savings deposits	652,129	607,694
Time deposits	360,192	454,406
Total deposits	2,377,084	2,394,360
Short-term borrowings	260,216	24,211
Subordinated notes	49,450	49,377
Accrued interest payable and other liabilities	51,707	49,929
Total liabilities	2,738,457	2,517,877
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at June 30, 2016 and December 31, 2015; 22,054,270 shares issued at June 30, 2016 and December 31, 2015; 19,557,958 and 19,530,930 shares outstanding at June 30, 2016 and December 31, 2015, respectively	110,271	110,271
Additional paid-in capital	121,399	121,280
Retained earnings	198,156	193,446
Accumulated other comprehensive loss, net of tax benefit	(14,370)	(16,708)
Treasury stock, at cost; 2,496,312 and 2,523,340 shares at June 30, 2016 and December 31, 2015, respectively	(46,296)	(46,715)
Total shareholders’ equity	369,160	361,574
Total liabilities and shareholders’ equity	$3,107,617	$2,879,451
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans and leases:
Taxable	$22,311	$21,939	$44,161	$43,193
Exempt from federal income taxes	1,774	1,579	3,490	3,163
Total interest and fees on loans and leases	24,085	23,518	47,651	46,356
Interest and dividends on investment securities:
Taxable	1,188	1,104	2,462	2,138
Exempt from federal income taxes	710	880	1,444	1,739
Interest on federal funds sold	2	—	9	2
Other interest income	9	11	37	16
Total interest income	25,994	25,513	51,603	50,251
Interest expense
Interest on deposits	1,458	1,445	2,991	2,862
Interest on short-term borrowings	320	13	323	23
Interest on long-term borrowings	673	675	1,348	682
Total interest expense	2,451	2,133	4,662	3,567
Net interest income	23,543	23,380	46,941	46,684
Provision for loan and lease losses	830	1,141	1,156	2,215
Net interest income after provision for loan and lease losses	22,713	22,239	45,785	44,469
Noninterest income
Trust fee income	1,997	2,154	3,862	3,974
Service charges on deposit accounts	1,056	1,039	2,054	2,102
Investment advisory commission and fee income	2,759	2,740	5,428	5,503
Insurance commission and fee income	3,503	3,434	8,061	7,580
Other service fee income	1,948	1,833	3,781	3,431
Bank owned life insurance income	535	211	1,005	564
Net gain on sales of investment securities	413	181	457	272
Net gain on mortgage banking activities	1,711	1,367	2,929	2,625
Other income	197	392	498	731
Total noninterest income	14,119	13,351	28,075	26,782
Noninterest expense
Salaries and benefits	14,080	11,957	28,262	25,271
Commissions	2,363	2,155	4,258	3,969
Net occupancy	2,091	2,035	4,187	4,393
Equipment	2,116	1,708	4,004	3,397
Professional fees	947	1,066	1,967	1,873
Marketing and advertising	513	551	1,051	911
Deposit insurance premiums	418	422	865	834
Intangible expenses	996	893	1,766	1,679
Acquisition-related costs	1,158	41	1,372	507
Integration costs	27	110	33	1,484
Restructuring charges	—	1,642	—	1,642
Other expense	4,837	4,252	8,720	8,283
Total noninterest expense	29,546	26,832	56,485	54,243
Income before income taxes	7,286	8,758	17,375	17,008
Income taxes	2,046	2,292	4,846	4,426
Net income	$5,240	$6,466	$12,529	$12,582
Net income per share:
Basic	$0.27	$0.33	$0.64	$0.64
Diluted	0.27	0.33	0.64	0.64
Dividends declared	0.20	0.20	0.40	0.40
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
(Dollars in thousands)	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$7,286	$2,046	$5,240	$8,758	$2,292	$6,466
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	2,084	730	1,354	(3,555)	(1,244)	(2,311)
Less: reclassification adjustment for net gains on sales realized in net income	(413)	(145)	(268)	(181)	(63)	(118)
Total net unrealized gains (losses) on available-for-sale investment securities	1,671	585	1,086	(3,736)	(1,307)	(2,429)
Net change in fair value of interest rate swaps used in cash flow hedges	(220)	(77)	(143)	377	132	245
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	329	115	214	340	119	221
Accretion of prior service cost included in net periodic pension costs	(70)	(24)	(46)	(70)	(25)	(45)
Total defined benefit pension plans	259	91	168	270	94	176
Other comprehensive income (loss)	1,710	599	1,111	(3,089)	(1,081)	(2,008)
Total comprehensive income	$8,996	$2,645	$6,351	$5,669	$1,211	$4,458

	Six Months Ended June 30,
(Dollars in thousands)	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$17,375	$4,846	$12,529	$17,008	$4,426	$12,582
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	4,302	1,506	2,796	(1,397)	(489)	(908)
Less: reclassification adjustment for net gains on sales realized in net income	(457)	(160)	(297)	(272)	(95)	(177)
Total net unrealized gains (losses) on available-for-sale investment securities	3,845	1,346	2,499	(1,669)	(584)	(1,085)
Net change in fair value of interest rate swaps used in cash flow hedges	(765)	(268)	(497)	40	14	26
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs	658	230	428	681	239	442
Accretion of prior service cost included in net periodic pension costs	(141)	(49)	(92)	(140)	(49)	(91)
Total defined benefit pension plans	517	181	336	541	190	351
Other comprehensive income (loss)	3,597	1,259	2,338	(1,088)	(380)	(708)
Total comprehensive income	$20,972	$6,105	$14,867	$15,920	$4,046	$11,874
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	12,529	—	—	12,529
Other comprehensive income, net of income tax	—	—	—	—	2,338	—	2,338
Cash dividends declared ($0.40 per share)	—	—	—	(7,819)	—	—	(7,819)
Stock issued under dividend reinvestment and employee stock purchase plans	61,281	—	25	—	—	1,206	1,231
Exercise of stock options	22,667	—	(45)	—	—	422	377
Repurchase of cancelled restricted stock awards	(14,250)	—	241	—	—	(241)	—
Stock-based compensation	—	—	944	—	—	—	944
Net tax benefit on stock-based compensation	—	—	37	—	—	—	37
Purchases of treasury stock	(101,250)	—	—	—	—	(2,051)	(2,051)
Restricted stock awards granted	58,580	—	(1,083)	—	—	1,083	—
Balance at June 30, 2016	19,557,958	$110,271	$121,399	$198,156	$(14,370)	$(46,296)	$369,160

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	12,582	—	—	12,582
Other comprehensive income, net of income tax	—	—	—	—	(708)	—	(708)
Cash dividends declared ($0.40 per share)	—	—	—	(7,902)	—	—	(7,902)
Stock issued under dividend reinvestment and employee stock purchase plans	63,502	—	30	(1)	—	1,221	1,250
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	14,666	—	(27)	—	—	268	241
Repurchase of cancelled restricted stock awards	(17,684)	—	277	—	—	(277)	—
Stock-based compensation	—	—	813	—	—	—	813
Purchases of treasury stock	(575,771)	—	—	—	—	(11,310)	(11,310)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at June 30, 2015	19,559,941	$110,271	$120,605	$186,530	$(15,170)	$(46,050)	$356,186
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$12,529	$12,582
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,156	2,215
Depreciation of premises and equipment	1,903	1,937
Net gain on sales of investment securities	(457)	(272)
Net gain on mortgage banking activities	(2,929)	(2,625)
Bank owned life insurance income	(1,005)	(564)
Net accretion of acquisition accounting fair value adjustments	(303)	(1,316)
Stock-based compensation	944	813
Intangible expenses	1,766	1,679
Other adjustments to reconcile net income to cash provided by operating activities	800	321
Deferred tax expense	1,619	3,537
Originations of loans held for sale	(104,668)	(104,072)
Proceeds from the sale of loans held for sale	106,685	104,782
Contributions to pension and other postretirement benefit plans	(121)	(2,145)
Increase in accrued interest receivable and other assets	(11,532)	(3,075)
Increase in accrued interest payable and other liabilities	1,784	770
Net cash provided by operating activities	8,171	14,567
Cash flows from investing activities:
Net cash paid due to acquisitions	—	(2,967)
Funds advanced for merger settlement	(98,885)	—
Net capital expenditures	(4,195)	(2,254)
Proceeds from maturities and calls of securities held-to-maturity	8,000	11,000
Proceeds from maturities and calls of securities available-for-sale	54,156	41,169
Proceeds from sales of securities available-for-sale	73,991	37,546
Purchases of investment securities available-for-sale	(48,647)	(85,107)
Net increase in loans and leases	(169,417)	(106,375)
Net decrease (increase) in interest-earning deposits	20,157	8,626
Net (increase) decrease in federal funds sold	(48,500)	17,442
Net cash used in investing activities	(213,340)	(80,920)
Cash flows from financing activities:
Net (decrease) increase in deposits	(17,162)	16,062
Net increase in short-term borrowings	235,752	19,202
Proceeds from issuance of subordinated notes	—	49,267
Payment of contingent consideration on acquisitions	(1,160)	(880)
Purchases of treasury stock	(2,051)	(11,310)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	1,231	1,250
Proceeds from exercise of stock options, including excess tax benefits	414	289
Cash dividends paid	(7,807)	(7,220)
Net cash provided by financing activities	209,217	66,660
Net increase in cash and due from banks	4,048	307
Cash and due from banks at beginning of year	32,356	31,995
Cash and due from banks at end of period	$36,404	$32,302
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,033	$3,152
Cash paid for income taxes, net of refunds	4,348	49
Non cash transactions:
Transfer of loans to other real estate owned	$1,952	$—
Transfer of loans to loans held for sale	—	4,000
Assets acquired through acquisitions	—	425,311
Liabilities assumed through acquisitions	—	389,782
Contingent consideration recorded as goodwill	—	1,525
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to require businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon adoption of CECL and that the increased allowance level will decrease regulatory capital and ratios.
In March 2016, the FASB issued an ASU to simplify and improve employee share-based payment accounting. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement. The additional paid-in capital pool is eliminated. Excess tax benefits and deficiencies are recognized in the period they are deducted on the income tax return. Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively when this ASU is adopted. For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, entities record a cumulative-effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation does not record deferred tax benefits on incentive stock options when expense is accrued, therefore, the Corporation will not have a cumulative-effect adjustment when this ASU is adopted. Changes to the treatment of forfeitures will not impact the Corporation as the historical assumption for forfeitures was immaterial and not taken into account during valuations; the Corporation has recorded forfeitures as they occurred which is consistent with the new guidance. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, or January 1, 2017 for the Corporation. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Corporation does not anticipate that the adoption of this ASU will have a material impact on the financial statements.
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

In May 2014, the FASB issued an ASU regarding revenue from contracts with customers which clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an ASU clarifying the implementation guidance on the principal-versus-agent considerations in the revenue recognition standard by instructing the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. In April 2016, the FASB issued an ASU clarifying the identification of performance obligations and licensing. In May 2016, the FASB issued an ASU providing some limited improvements and practical expedients. The original effective date of the guidance relating to revenue from contracts with customers was deferred in August 2015 by one year. This guidance is now effective for fiscal years and interim periods within those years beginning after December 15, 2017, or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing.

Note 2. Acquisition
Fox Chase Bancorp
On December 8, 2015, the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger which provided for the merger of Fox Chase with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $243.0 million based on the Corporation's June 30, 2016 closing share price. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes. On July 1, 2016, the Corporation completed its acquisition of Fox Chase. See Note 15, "Subsequent Event" for additional information.
In January 2016, the Corporation approved a discretionary overnight federal funds line to Fox Chase Bank at a rate of one-month LIBOR plus 0.05%. At June 30, 2016, the Corporation had outstanding federal funds sold to Fox Chase Bank of $48.5 million. During the six months ended June 30, 2016, average federal funds sold to Fox Chase Bank were $3.5 million.
During the first half of 2016, a purported Fox Chase shareholder filed a purported class action derivative complaint in the Court of Common Pleas of Montgomery County, Pennsylvania. The lawsuit named as defendants Fox Chase, each member of Fox Chase’s board of directors and Univest. The lawsuit alleged that the Fox Chase directors breached their fiduciary duties by agreeing to the merger, that the directors and executive officers had conflicts of interest related to the transaction, that the registration filed on February 26, 2016 failed to disclose material information related to the transaction, and that Univest aided and abetted the alleged breaches of fiduciary duty. During July 2016, the case was dismissed with prejudice.

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at June 30, 2016 and December 31, 2015, by contractual maturity within each type:

	At June 30, 2016				At December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$22,879	$47	$—	$22,926	$21,047	$134	$—	$21,181
After 1 year to 5 years	10,006	22	(8)	10,020	19,943	1	(64)	19,880
	32,885	69	(8)	32,946	40,990	135	(64)	41,061
Total	$32,885	$69	$(8)	$32,946	$40,990	$135	$(64)	$41,061
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$—	$—	$—	$—	$4,978	$—	$(91)	$4,887
	—	—	—	—	4,978	—	(91)	4,887
U.S. government corporations and agencies:
Within 1 year	10,067	23	—	10,090	10,389	—	(29)	10,360
After 1 year to 5 years	37,043	313	—	37,356	92,148	26	(378)	91,796
	47,110	336	—	47,446	102,537	26	(407)	102,156
State and political subdivisions:
After 1 year to 5 years	16,818	150	(8)	16,960	17,362	80	(29)	17,413
After 5 years to 10 years	50,727	1,718	(11)	52,434	47,969	1,188	(32)	49,125
Over 10 years	28,133	1,340	—	29,473	34,334	1,160	—	35,494
	95,678	3,208	(19)	98,867	99,665	2,428	(61)	102,032
Residential mortgage-backed securities:
After 1 year to 5 years	—	—	—	—	9,713	12	(13)	9,712
After 5 years to 10 years	57	1	—	58	60	—	—	60
Over 10 years	3,478	99	—	3,577	3,517	65	—	3,582
	3,535	100	—	3,635	13,290	77	(13)	13,354
Collateralized mortgage obligations:
Over 10 years	2,930	—	(2)	2,928	3,215	—	(82)	3,133
	2,930	—	(2)	2,928	3,215	—	(82)	3,133
Corporate bonds:
Within 1 year	250	—	—	250	250	—	—	250
After 1 year to 5 years	19,032	241	(4)	19,269	19,446	25	(158)	19,313
After 5 years to 10 years	15,204	76	(3)	15,277	10,148	—	(266)	9,882
Over 10 years	60,000	709	(2,060)	58,649	60,000	—	(2,770)	57,230
	94,486	1,026	(2,067)	93,445	89,844	25	(3,194)	86,675
Money market mutual funds:
No stated maturity	7,009	—	—	7,009	16,726	—	—	16,726
	7,009	—	—	7,009	16,726	—	—	16,726
Equity securities:
No stated maturity	413	352	—	765	426	381	—	807
	413	352	—	765	426	381	—	807
Total	$251,161	$5,022	$(2,088)	$254,095	$330,681	$2,937	$(3,848)	$329,770

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at June 30, 2016 and December 31, 2015 do not represent other-than-temporary impairments in management's judgment..
Securities with a carrying value of $128.4 million and $210.1 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following table presents information related to sales of securities available-for-sale during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Securities available-for-sale:
Proceeds from sales	$73,991	$37,546
Gross realized gains on sales	539	294
Gross realized losses on sales	82	22
Tax expense related to net realized gains on sales	160	95

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the six months ended June 30, 2016 and 2015.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis in the individual securities within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs. The Corporation did not recognize any other-than-temporary impairment charges on its equity portfolio during the six months ended June 30, 2016 and 2015.
At June 30, 2016 and December 31, 2015, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2016
Securities Held-to-Maturity
Corporate bonds	$—	$—	$4,997	$(8)	$4,997	$(8)
Total	$—	$—	$4,997	$(8)	$4,997	$(8)
Securities Available-for-Sale
State and political subdivisions	$1,287	$(2)	$2,622	$(17)	$3,909	$(19)
Collateralized mortgage obligations	—	—	2,928	(2)	2,928	(2)
Corporate bonds	—	—	43,680	(2,067)	43,680	(2,067)
Total	$1,287	$(2)	$49,230	$(2,086)	$50,517	$(2,088)
At December 31, 2015
Securities Held-to-Maturity
Corporate bonds	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Total	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,887	$(91)	$4,887	$(91)
U.S. government corporations and agencies	72,157	(379)	4,972	(28)	77,129	(407)
State and political subdivisions	10,251	(49)	1,335	(12)	11,586	(61)
Residential mortgage-backed securities	4,751	(13)	—	—	4,751	(13)
Collateralized mortgage obligations	—	—	3,133	(82)	3,133	(82)
Corporate bonds	72,234	(2,941)	10,669	(253)	82,903	(3,194)
Total	$159,393	$(3,382)	$24,996	$(466)	$184,389	$(3,848)
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At June 30, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$559,364	$20,096	$579,460
Real estate-commercial	813,925	113,033	926,958
Real estate-construction	97,967	2,112	100,079
Real estate-residential secured for business purpose	122,373	107,849	230,222
Real estate-residential secured for personal purpose	200,746	3,085	203,831
Real estate-home equity secured for personal purpose	134,170	10,335	144,505
Loans to individuals	30,880	306	31,186
Lease financings	128,796	—	128,796
Total loans and leases held for investment, net of deferred income	$2,088,221	$256,816	$2,345,037
Unearned lease income, included in the above table	$(14,539)	$—	$(14,539)
Net deferred costs, included in the above table	4,987	—	4,987
Overdraft deposits included in the above table	72	—	72

	At December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$479,980	$24,535	$504,515
Real estate-commercial	759,342	126,550	885,892
Real estate-construction	91,904	4,637	96,541
Real estate-residential secured for business purpose	94,280	124,503	218,783
Real estate-residential secured for personal purpose	177,850	3,305	181,155
Real estate-home equity secured for personal purpose	125,361	11,594	136,955
Loans to individuals	29,406	326	29,732
Lease financings	125,440	—	125,440
Total loans and leases held for investment, net of deferred income	$1,883,563	$295,450	$2,179,013
Unearned lease income, included in the above table	$(13,829)	$—	$(13,829)
Net deferred costs, included in the above table	4,244	—	4,244
Overdraft deposits included in the above table	35	—	35
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at June 30, 2016 totaled $256.8 million, including $942 thousand of loans acquired with deteriorated credit quality, or acquired credit impaired loans from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Outstanding principal balance	$1,814	$3,551
Carrying amount	942	1,253
Allowance for loan losses	—	8

The following table presents the changes in accretable yield on acquired credit impaired loans:

(Dollars in thousands)	Six Months Ended June 30, 2016
Beginning of period	$144
Reclassification from nonaccretable difference	133
Accretable yield amortized to interest income	(184)
Disposals	(34)
End of period	$59

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At June 30, 2016
Commercial, financial and agricultural	$813	$19	$1,758	$2,590	$576,870	$—	$579,460	$—
Real estate—commercial real estate and construction:
Commercial real estate	606	—	626	1,232	925,546	180	926,958	—
Construction	—	—	—	—	100,079	—	100,079	—
Real estate—residential and home equity:
Residential secured for business purpose	2,414	1,025	582	4,021	225,439	762	230,222	—
Residential secured for personal purpose	262	—	308	570	203,261	—	203,831	—
Home equity secured for personal purpose	1,094	40	687	1,821	142,684	—	144,505	77
Loans to individuals	168	54	155	377	30,809	—	31,186	155
Lease financings	1,835	556	1,077	3,468	125,328	—	128,796	516
Total	$7,192	$1,694	$5,193	$14,079	$2,330,016	$942	$2,345,037	$748
At December 31, 2015
Commercial, financial and agricultural	$864	$298	$4,279	$5,441	$498,757	$317	$504,515	$—
Real estate—commercial real estate and construction:
Commercial real estate	12,103	—	1,102	13,205	872,174	513	885,892	—
Construction	—	—	—	—	96,541	—	96,541	—
Real estate—residential and home equity:
Residential secured for business purpose	1,406	2,356	727	4,489	213,871	423	218,783	—
Residential secured for personal purpose	990	69	309	1,368	179,787	—	181,155	—
Home equity secured for personal purpose	777	52	174	1,003	135,952	—	136,955	—
Loans to individuals	198	97	173	468	29,264	—	29,732	173
Lease financings	1,294	652	646	2,592	122,848	—	125,440	206
Total	$17,632	$3,524	$7,410	$28,566	$2,149,194	$1,253	$2,179,013	$379

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at June 30, 2016 and December 31, 2015:

	At June 30, 2016				At December 31, 2015
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,463	$1,425	$—	$6,888	$6,915	$1,602	$—	$8,517
Real estate—commercial real estate and construction:
Commercial real estate	3,960	2,173	—	6,133	4,314	2,449	—	6,763
Real estate—residential and home equity:
Residential secured for business purpose	2,251	815	—	3,066	1,863	763	—	2,626
Residential secured for personal purpose	409	—	—	409	376	421	—	797
Home equity secured for personal purpose	620	—	77	697	275	—	—	275
Loans to individuals	—	—	155	155	—	—	173	173
Lease financings	562	—	516	1,078	440	10	206	656
Total	$13,265	$4,413	$748	$18,426	$14,183	$5,245	$379	$19,807
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.4 million and $93 thousand at June 30, 2016 and December 31, 2015, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at June 30, 2016 and December 31, 2015.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2016
Grade:
1. Cash secured/ 2. Fully secured	$421	$—	$6,335	$—	$6,756
3. Strong	17,282	2,781	—	—	20,063
4. Satisfactory	31,286	37,333	450	256	69,325
5. Acceptable	410,312	578,714	82,780	107,227	1,179,033
6. Pre-watch	67,282	129,351	8,188	10,435	215,256
7. Special Mention	6,297	19,031	—	161	25,489
8. Substandard	26,484	46,715	214	4,294	77,707
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$559,364	$813,925	$97,967	$122,373	$1,593,629
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$968	$—	$5,417	$—	$6,385
3. Strong	17,328	10,877	—	—	28,205
4. Satisfactory	36,697	36,023	450	9	73,179
5. Acceptable	328,140	530,766	72,630	78,659	1,010,195
6. Pre-watch	61,098	119,117	13,262	7,161	200,638
7. Special Mention	6,074	20,286	—	2,347	28,707
8. Substandard	29,675	42,273	145	6,104	78,197
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$479,980	$759,342	$91,904	$94,280	$1,425,506

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At June 30, 2016
Grade:
1. Cash secured/ 2. Fully secured	$1,398	$—	$—	$—	$1,398
3. Strong	—	—	—	—	—
4. Satisfactory	1,146	2,162	—	—	3,308
5. Acceptable	14,604	88,291	2,112	94,424	199,431
6. Pre-watch	2,067	13,839	—	7,711	23,617
7. Special Mention	—	7,716	—	3,440	11,156
8. Substandard	881	1,025	—	2,274	4,180
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$20,096	$113,033	$2,112	$107,849	$243,090
December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,411	$—	$—	$—	$1,411
3. Strong	—	—	—	—	—
4. Satisfactory	1,181	3,561	—	608	5,350
5. Acceptable	18,446	102,122	4,637	113,002	238,207
6. Pre-watch	2,273	10,365	—	8,153	20,791
7. Special Mention	417	8,853	—	367	9,637
8. Substandard	807	1,649	—	2,373	4,829
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$24,535	$126,550	$4,637	$124,503	$280,225
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2016
Performing	$200,337	$133,473	$30,725	$127,718	$492,253
Nonperforming	409	697	155	1,078	2,339
Total	$200,746	$134,170	$30,880	$128,796	$494,592
At December 31, 2015
Performing	$177,053	$125,086	$29,233	$124,784	$456,156
Nonperforming	797	275	173	656	1,901
Total	$177,850	$125,361	$29,406	$125,440	$458,057

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At June 30, 2016
Performing	$3,085	$10,335	$306	$—	$13,726
Nonperforming	—	—	—	—	—
Total	$3,085	$10,335	$306	$—	$13,726
At December 31, 2015
Performing	$3,305	$11,594	$326	$—	$15,225
Nonperforming	—	—	—	—	—
Total	$3,305	$11,594	$326	$—	$15,225
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended June 30, 2016
Reserve for loan and lease losses:
Beginning balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
Charge-offs	(346)	(179)	(27)	(10)	(108)	(160)	N/A	(830)
Recoveries	515	9	34	34	30	79	N/A	701
(Recovery of provision) provision	(11)	1,070	(698)	(34)	133	280	(87)	653
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(1)	—	—	—	177
Ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Three Months Ended June 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,712	$9,648	$668	$1,128	$365	$1,013	$1,400	$20,934
Charge-offs*	(1,038)	(1,348)	(24)	(107)	(64)	(189)	N/A	(2,770)
Recoveries	115	91	7	—	41	43	N/A	297
Provision (recovery of provision)	1,058	(590)	(35)	167	47	258	236	1,141
Ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Six Months Ended June 30, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(1,827)	(205)	(265)	(56)	(184)	(365)	N/A	(2,902)
Recoveries	965	16	53	51	63	123	N/A	1,271
Provision (recovery of provision)	232	988	(495)	(267)	186	321	15	980
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(2)	—	—	—	176
Ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Six Months Ended June 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(1,338)	(1,696)	(24)	(138)	(248)	(419)	N/A	(3,863)
Recoveries	225	156	13	1	89	104	N/A	588
Provision (recovery of provision)	1,040	398	(136)	201	188	455	69	2,215
Ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
N/A – Not applicable
*Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale in the second quarter of 2015.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At June 30, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$390	$4	$16	$—	$—	$—	N/A	$410
Ending balance: collectively evaluated for impairment	5,398	7,545	40	1,301	411	1,121	927	16,743
Total ending balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,472	$26,761	$3,772	$1,029	$—	$—		$44,034
Ending balance: collectively evaluated for impairment	546,892	885,131	118,601	333,887	30,880	128,796		2,044,187
Acquired non-credit impaired loans	20,096	114,965	107,087	13,420	306	—		255,874
Acquired credit impaired loans	—	180	762	—	—	—		942
Total ending balance	$579,460	$1,027,037	$230,222	$348,336	$31,186	$128,796		$2,345,037
At June 30, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$444	$—	$—	$—	$—	$—	N/A	$444
Ending balance: collectively evaluated for impairment	6,403	7,801	616	1,188	389	1,125	1,636	19,158
Total ending balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$15,409	$18,956	$3,633	$949	$—	$—		$38,947
Ending balance: collectively evaluated for impairment	469,367	758,024	48,290	288,263	28,070	120,597		1,712,611
Acquired non-credit impaired loans	26,880	175,583	135,480	16,135	345	—		354,423
Acquired credit impaired loans	304	1,021	491	60	—	—		1,876
Total ending balance	$511,960	$953,584	$187,894	$305,407	$28,415	$120,597		$2,107,857
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

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at June 30, 2016 and December 31, 2015. The impaired loans exclude loans acquired with deteriorated credit quality.

	At June 30, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$11,439	$13,260		$10,337	$13,318
Real estate—commercial real estate	26,497	27,395		30,088	30,996
Real estate—residential secured for business purpose	3,612	3,903		4,597	4,717
Real estate—residential secured for personal purpose	409	434		545	554
Real estate—home equity secured for personal purpose	620	620		170	170
Total impaired loans with no allowance recorded	$42,577	$45,612		$45,737	$49,755
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$1,033	$1,033	$390	$2,544	$2,544	$208
Real estate—commercial real estate	264	264	4	—	—	—
Real estate—residential secured for business purpose	160	165	16	295	295	45
Real estate—residential secured for personal purpose	—	—	—	252	252	16
Real estate—home equity secured for personal purpose	—	—	—	105	105	53
Total impaired loans with an allowance recorded	$1,457	$1,462	$410	$3,196	$3,196	$322

	At June 30, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Commercial, financial and agricultural	$12,472	$14,293	$390	$12,881	$15,862	$208
Real estate—commercial real estate	26,761	27,659	4	30,088	30,996	—
Real estate—residential secured for business purpose	3,772	4,068	16	4,892	5,012	45
Real estate—residential secured for personal purpose	409	434	—	797	806	16
Real estate—home equity secured for personal purpose	620	620	—	275	275	53
Total impaired loans	$44,034	$47,074	$410	$48,933	$52,951	$322
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $26.9 million and $30.0 million at June 30, 2016 and December 31, 2015, respectively. Specific reserves on other accruing impaired loans were $171 thousand and $186 thousand at June 30, 2016 and December 31, 2015, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$83	$—	$1
Loans held for investment:
Commercial, financial and agricultural	13,387	74	78	15,669	116	99
Real estate—commercial real estate	27,691	281	58	26,093	306	82
Real estate—construction	—	—	—	5,621	—	76
Real estate—residential secured for business purpose	3,740	9	60	3,385	39	38
Real estate—residential secured for personal purpose	392	—	5	796	—	11
Real estate—home equity secured for personal purpose	431	—	9	175	—	3
Total	$45,641	$364	$210	$51,822	$461	$310

*
Includes interest income recognized on a cash basis for nonaccrual loans of $0 thousand and $18 thousand for the three months ended June 30, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $364 thousand and $443 thousand for the three months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$47	$—	$1
Loans held for investment:
Commercial, financial and agricultural	13,421	142	173	15,990	258	186
Real estate—commercial real estate	28,389	586	128	27,450	626	165
Real estate—construction	—	—	—	5,688	—	153
Real estate—residential secured for business purpose	4,120	36	107	3,291	68	54
Real estate—residential secured for personal purpose	496	2	9	674	—	24
Real estate—home equity secured for personal purpose	329	—	11	179	—	6
Total	$46,755	$766	$428	$53,319	$952	$589

*
Includes interest income recognized on a cash basis for nonaccrual loans of $7 thousand and $22 thousand for the six months ended June 30, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $759 thousand and $930 thousand for the six months ended June 30, 2016 and 2015, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	2	$947	$947	$—
Real estate—commercial real estate	—	—	—	—	1	405	405	—
Real estate—residential secured for business purpose	1	415	415	—	—	—	—	—
Total	1	$415	$415	$—	3	$1,352	$1,352	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,545	$1,545	$—	3	$1,090	$1,090	$71
Real estate—commercial real estate	—	—	—	—	1	405	405	—
Real estate—residential secured for business purpose	1	415	415	—	1	353	353	—
Total	2	$1,960	$1,960	$—	5	$1,848	$1,848	$71
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$122	$122	$42
Total	—	$—	$—	$—	1	$122	$122	$42

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and six months ended June 30, 2016 and 2015.

	Interest Only Term Extension		Temporary Payment Reduction		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended June 30, 2016
Accruing Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	1	$415	—	$—	—	$—	—	$—	1	$415
Total	1	$415	—	$—	—	$—	—	$—	1	$415
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Three Months Ended June 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$500	1	$447	2	$947
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Total	—	$—	—	$—	1	$500	2	$852	3	$1,352
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Six Months Ended June 30, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	—	—	1	415
Total	1	$415	—	$—	—	$—	1	$1,545	2	$1,960
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Six Months Ended June 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$143	1	$500	1	$447	3	$1,090
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	—	—	1	353	—	—	—	—	1	353
Total	—	$—	2	$496	1	$500	2	$852	5	$1,848
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$122	—	$—	—	$—	1	$122
Total	—	$—	1	$122	—	$—	—	$—	1	$122
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	1	$50	2	$200
Total	—	$—	—	$—	1	$50	2	$200
As a result of payment default during the first quarter of 2016, a commercial accruing troubled debt restructured loan totaling $50 thousand was placed on nonaccrual of interest status.

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Real estate-residential secured for personal purpose	$277	$313
Real estate-home equity secured for personal purpose	60	60
Total	$337	$373
The Corporation held no foreclosed consumer residential real estate property at June 30, 2016 and December 31, 2015.
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
Changes in the carrying amount of the Corporation's goodwill by business segment for the six months ended June 30, 2016 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2015	$78,574	$15,434	$18,649	$112,657
Addition to goodwill from acquisitions	—	—	—	—
Balance at June 30, 2016	$78,574	$15,434	$18,649	$112,657
The following table reflects the components of intangible assets at the dates indicated:

	At June 30, 2016			At December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$1,520	$401	$1,119	$1,520	$276	$1,244
Customer related intangibles	12,381	7,719	4,662	14,227	8,728	5,499
Mortgage servicing rights	13,010	7,114	5,896	12,233	6,356	5,877
Total amortized intangible assets	$26,911	$15,234	$11,677	$27,980	$15,360	$12,620
The estimated aggregate amortization expense for core deposit and customer related intangibles for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$909
2017		1,544
2018		1,170
2019		847
2020		577
Thereafter		734
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $6.8 million and $8.0 million at June 30, 2016 and December 31, 2015, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at June 30, 2016, and December 31, 2015.

Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning of period	$5,839	$5,523	$5,877	$5,509
Servicing rights capitalized	466	499	777	881
Amortization of servicing rights	(409)	(326)	(758)	(694)
Changes in valuation allowance	—	—	—	—
End of period	$5,896	$5,696	$5,896	$5,696
Mortgage loans serviced for others	$889,639	$832,318	$889,639	$832,318
There was no activity in the valuation allowance for the three and six months ended June 30, 2016 and June 30, 2015.

The estimated amortization expense of mortgage servicing rights for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$559
2017		1,024
2018		846
2019		690
2020		560
Thereafter		2,217
Note 6. Income Taxes
At June 30, 2016 and December 31, 2015, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At June 30, 2016, the Corporation’s tax years 2012 through 2015 remain subject to federal examination as well as examination by state taxing jurisdictions.
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

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$170	$193	$11	$14
Interest cost	519	488	33	27
Expected return on plan assets	(753)	(756)	—	—
Amortization of net actuarial loss	322	326	7	14
Accretion of prior service cost	(70)	(70)	—	—
Net periodic benefit cost	$188	$181	$51	$55

	Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$341	$386	$23	$29
Interest cost	1,037	976	66	55
Expected return on plan assets	(1,507)	(1,512)	—	—
Amortization of net actuarial loss	645	654	13	27
Accretion of prior service cost	(141)	(140)	—	—
Net periodic benefit cost (income)	$375	$364	$102	$111
The Corporation expects to make a contribution of $2.0 million to its qualified retirement plan during the third quarter of 2016. The Corporation previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $117 thousand to its other postretirement benefit plans in 2016. During the six months ended June 30, 2016, the Corporation contributed $80 thousand to its non-qualified retirement plans and $41 thousand to its other postretirement plans. During the six months ended June 30, 2016, $1.2 million was paid to participants from the retirement plans and $41 thousand was paid to participants from the other postretirement plans.
Note 8. Borrowings
Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of less than one year. Short-term borrowings are obtained from the Federal Home Loan Bank (FHLB) and correspondent banks. At June 30, 2016, short-term borrowings consisted of borrowings with the FHLB of $156.0 million, customer repurchase agreements of $24.3 million and a short-term bridge loan with a correspondent bank of $80.0 million. The bridge loan was paid off on July 1, 2016 in conjunction with the closing of the merger. At December 31, 2015, short-term borrowings consisted of customer repurchase agreements of $24.2 million.
At June 30, 2016 and December 31, 2015, the Corporation had $49.5 million and $49.4 million, respectively, of long-term subordinated notes.
On April 25, 2016, Kroll Bond Rating Agency ("KBRA") affirmed its credit rating for the Corporation and the Bank with a stable outlook. Specifically, KBRA affirmed the Corporation's senior unsecured debt rating of BBB+, subordinated debt rating of BBB and short-term rating of K2. With regard to the Bank, KBRA affirmed the Bank's deposit rating of A-, short-term debt rating of K2 and short-term deposit rating of K2 while also assigning the Bank a senior unsecured debt rating of A-.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$5,240	$6,466	$12,529	$12,582
Net income allocated to unvested restricted stock	(40)	(49)	(98)	(93)
Net income allocated to common shares	$5,200	$6,417	$12,431	$12,489
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	19,434	19,501	19,418	19,638
Effect of dilutive securities—employee stock options	35	29	33	26
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	19,469	19,530	19,451	19,664
Basic earnings per share	$0.27	$0.33	$0.64	$0.64
Diluted earnings per share	$0.27	$0.33	$0.64	$0.64
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	619	567	603	555

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	2,499	(497)	336	2,338
Balance, June 30, 2016	$1,907	$(782)	$(15,495)	$(14,370)
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	(1,085)	26	351	(708)
Balance, June 30, 2015	$626	$(131)	$(15,665)	$(15,170)

The following table illustrates the amounts reclassified out of each component of accumulated comprehensive loss for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net unrealized holding gains on available-for-sale investment securities:
	$413	$181	$457	$272	Net gain on sales of investment securities
	413	181	457	272	Total before tax
	(145)	(63)	(160)	(95)	Tax expense
	$268	$118	$297	$177	Net of tax
Defined benefit pension plans:
Amortization of net loss included in net periodic pension costs*	$(329)	$(340)	$(658)	$(681)
Accretion of prior service cost included in net periodic pension costs*	70	70	141	140
	(259)	(270)	(517)	(541)	Total before tax
	91	94	181	190	Tax benefit
	$(168)	$(176)	$(336)	$(351)	Net of tax

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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR with a maturity date of November 1, 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified into interest expense. To the extent there is ineffectiveness, the Corporation would record the ineffectiveness in interest expense. At June 30, 2016, approximately $269 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016.

The Corporation pledges cash or securities to cover a portion of the negative fair value of the interest rate swap, as measured by the counterparty. At June 30, 2016, the notional amount of the cash flow hedge was $18.9 million, with a negative fair value of $1.2 million. The Corporation has pledged $1.3 million to the counterparty as collateral for the negative fair value.
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2016 and December 31, 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2016
Interest rate locks with customers	$57,601	Other Assets	$2,432		$—
Forward loan sale commitments	62,783		—	Other Liabilities	510
Total	$120,384		$2,432		$510
At December 31, 2015
Interest rate locks with customers	$34,450	Other Assets	$1,089		$—
Forward loan sale commitments	39,545		—	Other Liabilities	102
Total	$73,995		$1,089		$102
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at June 30, 2016 and December 31, 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2016
Interest rate swap - cash flow hedge	$18,921		$—	Other Liabilities	$1,203
Total	$18,921		$—		$1,203
At December 31, 2015
Interest rate swap - cash flow hedge	$19,269		$—	Other Liabilities	$438
Total	$19,269		$—		$438

For the three and six months ended June 30, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2016	2015	2016	2015
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	$711	$(312)	$1,343	$137
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	(267)	305	(408)	249
Total		$444	$(7)	$935	$386

For the three and six months ended June 30, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2016	2015	2016	2015
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$80	$95	$161	191
Net loss		$(80)	$(95)	$(161)	$(191)

At June 30, 2016 and December 31, 2015, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At June 30, 2016	At December 31, 2015
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(782)	$(285)
Total		$(782)	$(285)

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
Fair values for securities are determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. If at any time, the pricing service determines that it does not have sufficient verifiable information to value a particular security, the Corporation will utilize valuations from another pricing service. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator, except for municipal bonds which are priced by another service provider on a sample basis. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted at June 30, 2016.
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
For the Sterner Insurance Associates acquisition, the potential remaining two cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $3.9 million based on the results for the twelve-month periods ended June 30, 2016 and 2017, respectively. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
For the Girard Partners acquisition, the potential remaining three cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $12.9 million cumulative based on the results for the three-year periods ended December 31, 2016, 2017, and 2018, respectively. The Corporation recorded a reduction to the contingent liability during the fourth quarter of 2015 which resulted in a reduction of noninterest expense of $550 thousand. The adjustment reflected that projected revenue levels for earn-out payments in the second through fifth years post-acquisition are anticipated to be lower than originally projected.

The following table presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, classified using the fair value hierarchy:

	At June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$47,446	$—	$47,446
State and political subdivisions	—	98,867	—	98,867
Residential mortgage-backed securities	—	3,635	—	3,635
Collateralized mortgage obligations	—	2,928	—	2,928
Corporate bonds	—	93,445	—	93,445
Money market mutual funds	7,009	—	—	7,009
Equity securities	765	—	—	765
Total available-for-sale securities	7,774	246,321	—	254,095
Interest rate locks with customers	—	2,432	—	2,432
Total assets	$7,774	$248,753	$—	$256,527
Liabilities:
Contingent consideration liability	$—	$—	$5,213	$5,213
Interest rate swap	—	1,203	—	1,203
Forward loan sale commitments	—	510	—	510
Total liabilities	$—	$1,713	$5,213	$6,926

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,887	$—	$—	$4,887
U.S. government corporations and agencies	—	102,156	—	102,156
State and political subdivisions	—	102,032	—	102,032
Residential mortgage-backed securities	—	13,354	—	13,354
Collateralized mortgage obligations	—	3,133	—	3,133
Corporate bonds	—	86,675	—	86,675
Money market mutual funds	16,726	—	—	16,726
Equity securities	807	—	—	807
Total available-for-sale securities	22,420	307,350	—	329,770
Interest rate locks with customers	—	1,089	—	1,089
Forward loan sale commitments	—	—	—	—
Total assets	$22,420	$308,439	$—	$330,859
Liabilities:
Contingent consideration liability	$—	$—	$5,577	$5,577
Interest rate swap	—	438	—	438
Forward loan sale commitments	—	102	—	102
Total liabilities	$—	$540	$5,577	$6,117
At June 30, 2016 and December 31, 2015, the Corporation had no assets measured at fair value on a recurring basis utilizing Level 3 inputs.

The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2016
Sterner Insurance Associates	$1,144	$—	$—	$490	$1,634
Girard Partners	4,241	—	900	238	3,579
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$1,160	$796	$5,213

	Six Months Ended June 30, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at June 30, 2015
Sterner Insurance Associates	$680	$1,525	$—	$402	$2,607
Girard Partners	5,503	$—	$620	$(112)	4,771
John T. Fretz Insurance Agency	358	—	260	80	178
Total contingent consideration liability	$6,541	$1,525	$880	$370	$7,556
*Includes adjustments during the measurement period in accordance with ASC Topic 805.
The Corporation recorded an increase to the contingent liability related to Sterner Insurance Associates during the second quarter of 2016 which resulted in an increase in noninterest expense of $183 thousand. The adjustment reflected that projected revenue levels for earn-out payments in the second through third years post-acquisition are anticipated to be higher than originally projected.
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

	At June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$43,624	$43,624
Total	$—	$—	$43,624	$43,624

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$48,611	$48,611
Total	$—	$—	$48,611	$48,611

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at June 30, 2016 and December 31, 2015. The disclosed fair values are classified using the fair value hierarchy.

	At June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$93,190	$—	$—	$93,190	$93,190
Held-to-maturity securities	—	32,946	—	32,946	32,885
Loans held for sale	—	4,766	—	4,766	4,657
Net loans and leases held for investment	—	—	2,255,667	2,255,667	2,284,260
Mortgage servicing rights	—	—	6,785	6,785	5,896
Other real estate owned	—	3,131	—	3,131	3,131
Total assets	$93,190	$40,843	$2,262,452	$2,396,485	$2,424,019
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,016,892	$—	$—	$2,016,892	$2,016,892
Time deposits	—	361,256	—	361,256	360,192
Total deposits	2,016,892	361,256	—	2,378,148	2,377,084
Short-term borrowings	—	259,971	—	259,971	260,216
Subordinated notes	—	50,250	—	50,250	49,450
Total liabilities	$2,016,892	$671,477	$—	$2,688,369	$2,686,750
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,874)	$—	$(1,874)	$—

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$60,799	$—	$—	$60,799	$60,799
Held-to-maturity securities	—	41,061	—	41,061	40,990
Loans held for sale	—	4,708	—	4,708	4,680
Net loans and leases held for investment	—	—	2,099,082	2,099,082	2,112,774
Mortgage servicing rights	—	—	8,047	8,047	5,877
Other real estate owned	—	1,276	—	1,276	1,276
Total assets	$60,799	$47,045	$2,107,129	$2,214,973	$2,226,396
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,939,954	$—	$—	$1,939,954	$1,939,954
Time deposits	—	455,527	—	455,527	454,406
Total deposits	1,939,954	455,527	—	2,395,481	2,394,360
Short-term borrowings	—	22,302	—	22,302	24,211
Subordinated notes	$—	$50,375	$—	$50,375	$49,377
Total liabilities	$1,939,954	$528,204	$—	$2,468,158	$2,467,948
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,788)	$—	$(1,788)	$—

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:

Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheet for cash and due from banks, interest-earning deposits with other banks, federal funds sold and other short-term investments approximates those assets’ fair values. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.
Held-to-maturity securities: Fair values for the held-to-maturity investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics and are classified in Level 2 in the fair value hierarchy.
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at June 30, 2016 and December 31, 2015.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At June 30, 2016, impaired loans held for investment had a carrying amount of $44.0 million with a valuation allowance of $410 thousand. At December 31, 2015, impaired loans held for investment had a carrying amount of $48.9 million with a valuation allowance of $322 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At June 30, 2016 and December 31, 2015, mortgage servicing rights had a carrying amount of $5.9 million, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the six months ended June 30, 2016, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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
Short-term borrowings: The fair value of short-term borrowings are estimated using current market rates for similar borrowings and are classified within Level 2 in the fair value hierarchy.
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

Note 13. Segment Reporting
At June 30, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At June 30, 2016, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment.
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
The following table provides total assets by reportable operating segment as of the dates indicated.

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Banking	$2,925,285	$2,797,746	$2,701,275
Wealth Management	31,392	33,950	31,605
Insurance	25,309	24,436	25,389
Other	125,631	23,319	22,309
Consolidated assets	$3,107,617	$2,879,451	$2,780,578
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,986	$1	$—	$7	$25,994
Interest expense	2,163	—	—	288	2,451
Net interest income	23,823	1	—	(281)	23,543
Provision for loan and lease losses	830	—	—	—	830
Noninterest income	5,610	4,812	3,620	77	14,119
Intangible expenses	66	304	626	—	996
Other noninterest expense	19,733	3,247	2,937	2,633	28,550
Intersegment (revenue) expense*	(479)	211	268	—	—
Income (expense) before income taxes	9,283	1,051	(211)	(2,837)	7,286
Income tax expense (benefit)	2,291	395	(81)	(559)	2,046
Net income (loss)	$6,992	$656	$(130)	$(2,278)	$5,240
Capital expenditures	$1,481	$9	$11	$515	$2,016

	Three Months Ended
	June 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,505	$—	$—	$8	$25,513
Interest expense	2,133	—	—	—	2,133
Net interest income	23,372	—	—	8	23,380
Provision for loan and lease losses	1,141	—	—	—	1,141
Noninterest income	4,858	4,964	3,538	(9)	13,351
Intangible expenses	73	85	735	—	893
Other noninterest expense	20,499	3,059	2,683	(302)	25,939
Intersegment (revenue) expense*	(495)	195	300	—	—
Income (expense) before income taxes	7,012	1,625	(180)	301	8,758
Income tax expense (benefit)	1,814	623	(72)	(73)	2,292
Net income (loss)	$5,198	$1,002	$(108)	$374	$6,466
Capital expenditures	$1,321	$—	$8	$5	$1,334

	Six Months Ended
	June 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$51,586	$3	$—	$14	$51,603
Interest expense	4,374	—	—	288	4,662
Net interest income	47,212	3	—	(274)	46,941
Provision for loan and lease losses	1,156	—	—	—	1,156
Noninterest income	10,283	9,384	8,340	68	28,075
Intangible expenses	133	607	1,026	—	1,766
Other noninterest expense	38,475	6,305	6,056	3,883	54,719
Intersegment (revenue) expense*	(990)	430	560	—	—
Income (expense) before income taxes	18,721	2,045	698	(4,089)	17,375
Income tax expense (benefit)	4,648	778	296	(876)	4,846
Net income (loss)	$14,073	$1,267	$402	$(3,213)	$12,529
Capital expenditures	$3,320	$24	$21	$829	$4,194

	Six Months Ended
	June 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$50,235	$—	$—	$16	$50,251
Interest expense	3,567	—	—	—	3,567
Net interest income	46,668	—	—	16	46,684
Provision for loan and lease losses	2,215	—	—	—	2,215
Noninterest income	9,308	9,588	7,793	93	26,782
Intangible expenses	147	479	1,053	—	1,679
Other noninterest expense	41,721	6,014	5,352	(523)	52,564
Intersegment (revenue) expense*	(1,029)	417	612	—	—
Income (expense) before income taxes	12,922	2,678	776	632	17,008
Income tax expense	2,976	1,037	326	87	4,426
Net income (loss)	$9,946	$1,641	$450	$545	$12,582
Capital expenditures	$2,518	$8	$47	$78	$2,651
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
A roll-forward of the accrued restructuring expense for the six months ended June 30, 2016 is as follows:

(Dollars in thousands)	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2016	$228	$834	$1,062
Payments	—	(157)	(157)
Accelerated depreciation	—	—	—
Accrued at June 30, 2016	$228	$677	$905
Note 15. Subsequent Events
Fox Chase Bancorp Acquisition
On July 1, 2016, the Corporation completed the merger of Fox Chase Bancorp into the Corporation and Fox Chase Bank into Univest Bank and Trust Co. Fox Chase Bank was a locally-managed institution with locations in Pennsylvania and New Jersey and headquartered in Hatboro, Pennsylvania. The Corporation's presence expanded in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Atlantic and Cape May counties in New Jersey, complementing and expanding the Corporation's existing network of financial centers. As of June 30, 2016, Fox Chase had approximately $785 million in loans, $739 million in deposits and $1.1 billion in total assets. In accordance with the terms of the Agreement and Plan of Merger, dated December 8, 2015, holders of shares of Fox Chase common stock received, in aggregate, $98.9 million in cash and 6,857,529 shares or approximately 35% of outstanding Corporation’s common stock. The transaction was valued at $243.0 million based on Corporation’s June 30, 2016 closing share price of $21.02 as quoted on NASDAQ. The results of the combined entity’s operations will be included in the Corporation's Consolidated Financial Statements from the date of acquisition.
The acquisition of Fox Chase will be accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. These preliminary estimates will be completed during the third quarter of 2016 and will be subject to adjustments during the up to one year measurement period after the acquisition.
Subordinated Debt
On July 1, 2016, the Corporation completed the issuance of $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") due 2026 in a private placement transaction to institutional accredited investors.
The net proceeds of the offering, which approximated $44.5 million, will be used for general corporate purposes and to support both organic growth as well as potential acquisitions should such opportunities arise. The Notes are expected to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.
The Notes bear interest at an annual fixed rate of 5.00% from the date of issuance until June 30, 2021, or any early redemption date, with the first interest payment on the Notes occurring on December 30, 2016 and semi-annually thereafter each June 30 and December 30, to but excluding June 30, 2021. From and including June 30, 2021 to but excluding the maturity date of June 30, 2026 (or any early redemption date), the Notes will bear interest at an annual rate equal to three-month LIBOR rate plus 3.90%, payable quarterly in arrears on each March 30, June 30, September 30 and December 30. Beginning with the interest payment date of June 30, 2021, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the Notes, in whole but not in part, at any time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented within tables are in thousands, except per share data. “BP” equates to “basis points”; “N/ M” equates to “not meaningful”; “—” equates to “zero” or “doesn’t round to a reportable number”; and “N/A” equates to “not applicable.” Certain prior period amounts have been reclassified to conform to the current-year presentation.)
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net income	$5,240	$6,466	$(1,226)	(19)%	$12,529	$12,582	$(53)	—%
Net income per share:
Basic	$0.27	$0.33	$(0.06)	(18)	$0.64	$0.64	$—	—
Diluted	0.27	0.33	(0.06)	(18)	0.64	0.64	—	—
Return on average assets	0.74%	0.95%	(21 BP)	(22)	0.89%	0.93%	(4 BP)	(4)
Return on average equity	5.72%	7.22%	(150 BP)	(21)	6.88%	7.04%	(16 BP)	(2)

The Corporation reported net income of $5.2 million or $0.27 diluted earnings per share for the quarter ended June 30, 2016, a 19.0% decrease from reported net income of $6.5 million or $0.33 diluted earnings per share for the quarter ended June 30, 2015. Net income for the six months ended June 30, 2016 was $12.5 million or $0.64 diluted earnings per share, consistent with $12.6 million or $0.64 for the comparable period in the prior year. The financial results for the quarter and six months ended June 30, 2016 included $1.2 million and $1.4 million, net of tax, respectively, of acquisition-related and integration costs associated with the merger with Fox Chase Bancorp (Fox Chase), or $0.06 and $0.07, respectively, of diluted earnings per share. The quarter and six months ended June 30, 2015 included $1.2 million and $2.4 million, net of tax, respectively, of integration and acquisition-related costs and restructuring charges, or $0.05 and $0.12, respectively, of diluted earnings per share. The second quarter and year-to-date financial results do not include the financial results of Fox Chase, which the Corporation acquired on July 1, 2016.

Net interest income on a tax-equivalent basis of $24.9 million for the three months ended June 30, 2016 and $49.6 million for the six months ended June 30, 2016 was consistent with the same periods in 2015. The net interest margin on a tax-equivalent basis for the second quarter of 2016 was 3.92%, compared to 4.03% for the second quarter of 2015. Increases in net interest income from the comparable periods in the prior year, due to loan growth, were partially offset by reductions in loan rates and a decrease in the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition (the favorable impact of the acquisition accounting adjustments was three basis points for both the three and six months ended June 30, 2016 compared to 13 basis points for both the three and six months ended June 30, 2015). Also, included in interest expense for the three months ended June 30, 2016 were $289 thousand of amortized bridge loan fees and interest expense related to the Fox Chase merger. The bridge loan was paid off on July 1, 2016 in conjunction with the closing of the merger.
The provision for loan and lease losses for the three months ended June 30, 2016 was $830 thousand, compared to $1.1 million for the same period in 2015. The provision for loan and lease losses for the six months ended June 30, 2016 was $1.2 million, down from $2.2 million for the same period in 2015 as asset quality continues to improve; both qualitative factors and historical loss factors have improved from prior periods.
Noninterest income for the three months ended June 30, 2016 was $14.1 million, an increase of $768 thousand, or 5.8% from the same period in the prior year. Noninterest income for the six months ended June 30, 2016 was $28.1 million, an increase of $1.3 million, or 4.8% from the same period in the prior year. The increases were mainly due to higher contingent insurance commission income and commercial premiums received in the first quarter of 2016, and increases in bank owned life insurance income and the net gain on mortgage banking activities.

Noninterest expense for the three months ended June 30, 2016 was $29.5 million, an increase of $2.7 million, or 10.1% from the same period in the prior year. Noninterest expense for the six months ended June 30, 2016 was $56.5 million, an increase of $2.2 million, or 4.1% from the same period in the prior year. Salaries and benefit expense increased $2.1 million and $3.0 million for the three months and six ended June 30, 2016, respectively, primarily attributable to additional staff hired to support revenue generation across all business lines, including the expansion into Lancaster County. Noninterest expense for the three and six months ended June 30, 2016 included $1.2 million and $1.4 million, respectively, of acquisition-related and integration costs associated with the merger with Fox Chase. Noninterest expense for the three and six months ended June 30, 2015 included $1.8 million and $3.6 million, respectively, of integration and acquisition-related costs and restructuring charges.
Gross loans and leases held for investment grew $166.0 million or 7.6% from December 31, 2015. The growth in loans was primarily in commercial business, commercial real estate and residential real estate loans. Loan growth in the second quarter of 2016 resulted from new and existing customer relationships and the addition of new lenders due to continued market disruption created by other bank acquisitions. Additionally, during the second quarter the Corporation hired a lending team from Lancaster County and during the third quarter the Corporation will integrate the Fox Chase Bank lending team. Deposits declined $17.3 million, or 0.7% from December 31, 2015, primarily due to declines in public fund time deposits partially offset by growth in savings deposits and non-interest bearing demand deposits. During the second quarter of 2016, interest-bearing consumer demand deposits of approximately $92.4 million were transferred to noninterest-bearing deposits due to a product consolidation for existing customers.
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications were $13.3 million at June 30, 2016 compared to $14.2 million at December 31, 2015 and $17.7 million at June 30, 2015. Nonaccrual loans and leases as a percentage of total loans and leases held for investment were 0.57% at June 30, 2016 compared to 0.65% at December 31, 2015 and 0.84% at June 30, 2015. Net loan and lease charge-offs were $129 thousand for the three months ended June 30, 2016 compared to $2.5 million for the same period in the prior year.
The Corporation and the Bank continue to remain well-capitalized at June 30, 2016. Total risk-based capital at June 30, 2016 was 12.77% for the Corporation and 11.45% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.
Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.
Merger with Fox Chase Bancorp
On December 8, 2015, the Corporation and Fox Chase Bancorp, Inc. (Fox Chase), parent company of Fox Chase Bank, entered into an Agreement and Plan of Merger which provided for the merger of Fox Chase with and into the Corporation in a cash and stock transaction with an aggregate value of approximately $243.0 million based on the Corporation's June 30, 2016 closing share price. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes. The transaction is anticipated to be accretive to the Corporation's earnings per share in the first combined year of operations in 2017. On July 1, 2016, the Corporation completed its merger with Fox Chase. See Note 15, "Subsequent Event" included in the Notes to the Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
Fox Chase had $1.1 billion in assets, $785 million in loans, and $739 million in deposits at June 30, 2016. With the assumption of Fox Chase Bank's banking offices, the Corporation's presence expands in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Cape May county in New Jersey, complementing and expanding the Corporation's existing network of financial centers.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three and six months ended June 30, 2016 and 2015. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components. Sensitivities associated with the mix of assets and liabilities are numerous and complex. The Investment Asset/Liability Management Committee works to maintain an adequate and stable net interest margin for the Corporation.
Three and six months ended June 30, 2016 versus 2015
Net interest income on a tax-equivalent basis of $24.9 million for the three months ended June 30, 2016 and $49.6 million for the six months ended June 30, 2016 was consistent with the same periods in 2015. The tax-equivalent net interest margin for the three months ended June 30, 2016 was 3.92% compared to 4.03% for the three months ended June 30, 2015. The tax-equivalent net interest margin for the six months ended June 30, 2016 was 3.91% compared to 4.07% for the six months ended June 30, 2015. Increases in net interest income from the comparable periods in the prior year, due to loan growth, were partially offset by reductions in loan rates and a decrease in the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition (the favorable impact of the acquisition accounting adjustments was three basis points for both the three and six months ended June 30, 2016 compared to 13 basis points for both the three and six months ended June 30, 2015). Also, included in interest expense for the three months ended June 30, 2016 were $289 thousand of amortized bridge loan fees and interest expense related to the Fox Chase merger. The bridge loan was paid off on July 1, 2016 in conjunction with the closing of the merger.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$7,654	$9	0.47%	$17,767	$11	0.25%
U.S. government obligations	57,776	176	1.23	129,482	351	1.09
Obligations of states and political subdivisions	101,241	1,092	4.34	109,449	1,354	4.96
Other debt and equity securities	143,475	1,012	2.84	136,956	753	2.21
Federal funds sold	973	2	0.83	825	—	—
Total interest-earning deposits, investments and federal funds sold	311,119	2,291	2.96	394,479	2,469	2.51
Commercial, financial and agricultural loans	436,189	4,132	3.81	434,251	4,483	4.14
Real estate—commercial and construction loans	898,494	10,106	4.52	846,318	9,913	4.70
Real estate—residential loans	557,733	6,141	4.43	482,796	5,619	4.67
Loans to individuals	30,301	408	5.42	29,149	389	5.35
Municipal loans and leases	241,507	2,723	4.53	204,931	2,431	4.76
Lease financings	75,450	1,524	8.12	69,675	1,535	8.84
Gross loans and leases	2,239,674	25,034	4.50	2,067,120	24,370	4.73
Total interest-earning assets	2,550,793	27,325	4.31	2,461,599	26,839	4.37
Cash and due from banks	32,647			32,624
Reserve for loan and lease losses	(16,789)			(21,373)
Premises and equipment, net	43,990			40,433
Other assets	243,920			226,685
Total assets	$2,854,561			$2,739,968
Liabilities:
Interest-bearing checking deposits	$351,011	75	0.09	$370,449	67	0.07
Money market savings	337,250	322	0.38	344,523	259	0.30
Regular savings	644,199	199	0.12	581,765	136	0.09
Time deposits	374,936	862	0.92	445,255	983	0.89
Total time and interest-bearing deposits	1,707,396	1,458	0.34	1,741,992	1,445	0.33
Short-term borrowings	53,874	320	2.39	45,525	13	0.11
Subordinated notes*	49,431	673	5.48	49,286	675	5.49
Total borrowings	103,305	993	3.87	94,811	688	2.91
Total interest-bearing liabilities	1,810,701	2,451	0.54	1,836,803	2,133	0.47
Noninterest-bearing deposits	633,563			500,225
Accrued expenses and other liabilities	41,831			43,786
Total liabilities	2,486,095			2,380,814
Shareholders’ Equity:
Common stock	110,271			110,271
Additional paid-in capital	121,070			120,294
Retained earnings and other equity	137,125			128,589
Total shareholders’ equity	368,466			359,154
Total liabilities and shareholders’ equity	$2,854,561			$2,739,968
Net interest income		$24,874			$24,706
Net interest spread			3.77			3.90
Effect of net interest-free funding sources			0.15			0.13
Net interest margin			3.92%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	140.87%			134.02%
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
Tax-equivalent amounts for the three months ended June 30, 2016 and 2015 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$13,637	$37	0.55%	$13,474	$16	0.24%
U.S. government obligations	70,132	426	1.22	134,694	730	1.09
Obligations of states and political subdivisions	101,151	2,221	4.42	107,048	2,676	5.04
Other debt and equity securities	151,072	2,036	2.71	136,691	1,408	2.08
Federal funds sold	3,456	9	0.52	3,692	2	0.11
Total interest-earning deposits, investments and federal funds sold	339,448	4,729	2.80	395,599	4,832	2.46
Commercial, financial and agricultural loans	424,094	8,146	3.86	428,566	8,732	4.11
Real estate—commercial and construction loans	892,806	20,025	4.51	834,178	19,544	4.72
Real estate—residential loans	549,855	12,117	4.43	477,996	11,003	4.64
Loans to individuals	29,889	807	5.43	29,881	796	5.37
Municipal loans and leases	236,503	5,348	4.55	204,468	4,868	4.80
Lease financings	75,235	3,066	8.20	70,509	3,118	8.92
Gross loans and leases	2,208,382	49,509	4.51	2,045,598	48,061	4.74
Total interest-earning assets	2,547,830	54,238	4.28	2,441,197	52,893	4.37
Cash and due from banks	32,156			31,420
Reserve for loan and lease losses	(17,280)			(21,231)
Premises and equipment, net	43,431			40,500
Other assets	238,140			223,988
Total assets	$2,844,277			$2,715,874
Liabilities:
Interest-bearing checking deposits	$376,586	159	0.08	$358,234	114	0.06
Money market savings	349,519	662	0.38	359,936	538	0.30
Regular savings	635,546	373	0.12	572,453	258	0.09
Time deposits	396,741	1,797	0.91	453,270	1,952	0.87
Total time and interest-bearing deposits	1,758,392	2,991	0.34	1,743,893	2,862	0.33
Short-term borrowings	40,631	323	1.60	46,178	23	0.10
Subordinated notes *	49,412	1,348	5.49	25,324	682	5.43
Total borrowings	90,043	1,671	3.73	71,502	705	1.99
Total interest-bearing liabilities	1,848,435	4,662	0.51	1,815,395	3,567	0.40
Noninterest-bearing deposits	587,995			496,142
Accrued expenses and other liabilities	41,567			43,706
Total liabilities	2,477,997			2,355,243
Shareholders’ Equity:
Common stock	110,271			110,271
Additional paid-in capital	120,947			120,227
Retained earnings and other equity	135,062			130,133
Total shareholders’ equity	366,280			360,631
Total liabilities and shareholders’ equity	$2,844,277			$2,715,874
Net interest income		$49,576			$49,326
Net interest spread			3.77			3.97
Effect of net interest-free funding sources			0.14			0.10
Net interest margin			3.91%			4.07%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.84%			134.47%
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
Tax-equivalent amounts for the six months ended June 30, 2016 and 2015 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2016 Versus 2015			June 30, 2016 Versus 2015
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(8)	$6	$(2)	$—	$21	$21
U.S. government obligations	(215)	40	(175)	(383)	79	(304)
Obligations of states and political subdivisions	(98)	(164)	(262)	(141)	(314)	(455)
Other debt and equity securities	37	222	259	162	466	628
Federal funds sold	—	2	2	—	7	7
Interest on deposits, investments and federal funds sold	(284)	106	(178)	(362)	259	(103)
Commercial, financial and agricultural loans	19	(370)	(351)	(86)	(500)	(586)
Real estate—commercial and construction loans	587	(394)	193	1,360	(879)	481
Real estate—residential loans	826	(304)	522	1,623	(509)	1,114
Loans to individuals	14	5	19	—	11	11
Municipal loans and leases	415	(123)	292	741	(261)	480
Lease financings	120	(131)	(11)	205	(257)	(52)
Interest and fees on loans and leases	1,981	(1,317)	664	3,843	(2,395)	1,448
Total interest income	1,697	(1,211)	486	3,481	(2,136)	1,345
Interest expense:
Interest-bearing checking deposits	(4)	12	8	5	40	45
Money market savings	(5)	68	63	(16)	140	124
Regular savings	15	48	63	28	87	115
Time deposits	(154)	33	(121)	(245)	90	(155)
Interest on time and interest-bearing deposits	(148)	161	13	(228)	357	129
Short-term borrowings	2	305	307	(3)	303	300
Subordinated notes	—	(2)	(2)	658	8	666
Interest on borrowings	2	303	305	655	311	966
Total interest expense	(146)	464	318	427	668	1,095
Net interest income	$1,843	$(1,675)	$168	$3,054	$(2,804)	$250
Interest Income
Three and six months ended June 30, 2016 versus 2015
Interest income on a tax-equivalent basis for the three months ended June 30, 2016 was $27.3 million, an increase of $486 thousand, or 1.8% from the same period in 2015. Interest income on a tax-equivalent basis for the six months ended June 30, 2016 was $54.2 million, an increase of $1.3 million, or 2.5% from the same period in 2015. The increase was mainly due to loan growth in commercial real estate, residential real estate and municipal loans which was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment. In addition, the net accretion of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition favorably impacted the yield on interest-earning assets by three basis points for the three months ended June 30, 2016 compared to 11 basis points for the same period in 2015 and by two basis points for the six months ended June 30, 2016 compared to nine basis points for the same period in 2015 .

Interest Expense
Three and six months ended June 30, 2016 versus 2015
Interest expense for the three months ended June 30, 2016 was $2.5 million, an increase of $318 thousand or 14.9% from the same period in 2015. Interest expense for the six months ended June 30, 2016 was $4.7 million, an increase of $1.1 million or 30.7% from the same period in 2015. Included in interest expense was $289 thousand of amortized bridge loan fees and interest expense related to the Fox Chase merger incurred in the second quarter of 2016. Interest expense also included the subordinated debt issuance of $50 million on March 30, 2015; this increased year-to-date interest expense by $666 thousand over the prior year. In addition, the net amortization of acquisition accounting fair value adjustments related to the Valley Green Bank acquisition favorably impacted the rate on interest-bearing liabilities by one basis point for both the three and six months June 30, 2016 compared to three basis points for both the three and six months ended June 30, 2015.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses for the three months ended June 30, 2016 was $830 thousand compared to $1.1 million for the same period in 2015. The provision for loan and lease losses for the six months ended June 30, 2016 was $1.2 million, down from $2.2 million for the same period in 2015 as asset quality continues to improve; both qualitative factors and historical loss factors have improved.
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
The following table presents noninterest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Trust fee income	$1,997	$2,154	$(157)	(7)%	$3,862	$3,974	$(112)	(3)%
Service charges on deposit accounts	1,056	1,039	17	2	2,054	2,102	(48)	(2)
Investment advisory commission and fee income	2,759	2,740	19	1	5,428	5,503	(75)	(1)
Insurance commission and fee income	3,503	3,434	69	2	8,061	7,580	481	6
Other service fee income	1,948	1,833	115	6	3,781	3,431	350	10
Bank owned life insurance income	535	211	324	N/M	1,005	564	441	78
Net gain on sales of investment securities	413	181	232	N/M	457	272	185	68
Net gain on mortgage banking activities	1,711	1,367	344	25	2,929	2,625	304	12
Other income	197	392	(195)	(50)	498	731	(233)	(32)
Total noninterest income	$14,119	$13,351	$768	6%	$28,075	$26,782	$1,293	5%

Three and six months ended June 30, 2016 versus 2015
Noninterest income for the three months ended June 30, 2016 was $14.1 million, an increase of $768 thousand or 5.8% from the same period in the prior year. Noninterest income for the six months ended June 30, 2016 was $28.1 million, an increase of $1.3 million or 4.8% from the same period in the prior year. Insurance commission and fee income increased $481 thousand or 6.3% for the six months ended June 30, 2016, primarily due to an increase in contingent commission income and commercial premiums received in the first quarter of 2016. Bank owned life insurance income (BOLI) increased $324 thousand for the three months and $441 thousand for the six months ended June 30, 2016 mainly due to the purchase of policies totaling $8.0 million during the third quarter of 2015 and the transfer of policies totaling $9.8 million during 2015 to a higher yielding account structure. The net gain on mortgage banking activities increased $344 thousand for the three months and $304 thousand for the six months ended June 30, 2016, mainly due to an increase in mortgage volume during the second quarter of 2016. Funded first mortgage volume for the quarter increased $7.4 million or 12.99% compared to the same period in 2015.
Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, professional services, intangible expenses, acquisition-related costs, integration costs and restructuring charges and other expenses. Expense control is very important to the management of the Corporation, and every effort is made to contain and minimize the growth of operating expenses, and to provide technological innovation whenever practical, as operations change or expand.
The following table presents noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and benefits	$14,080	$11,957	$2,123	17%	$28,262	$25,271	$2,991	11%
Commissions	2,363	2,155	208	10	4,258	3,969	289	7
Net occupancy	2,091	2,035	56	3	4,187	4,393	(206)	(5)
Equipment	2,116	1,708	408	24	4,004	3,397	607	18
Professional fees	947	1,066	(119)	(11)	1,967	1,873	94	5
Marketing and advertising	513	551	(38)	(7)	1,051	911	140	15
Deposit insurance premiums	418	422	(4)	(1)	865	834	31	4
Intangible expenses	996	893	103	12	1,766	1,679	87	5
Acquisition-related costs	1,158	41	1,117	N/M	1,372	507	865	N/M
Integration costs	27	110	(83)	(75)	33	1,484	(1,451)	(98)
Restructuring charges	—	1,642	(1,642)	N/M	—	1,642	(1,642)	N/M
Other expense	4,837	4,252	585	14	8,720	8,283	437	5
Total noninterest expense	$29,546	$26,832	$2,714	10%	$56,485	$54,243	$2,242	4%

Three and six months ended June 30, 2016 versus 2015
Noninterest expense for the three months ended June 30, 2016 was $29.5 million, an increase of $2.7 million or 10.1% from the same period in the prior year. Noninterest expense for the six months ended June 30, 2016 was $56.5 million, an increase of $2.2 million or 4.1% from the same period in the prior year. Salaries and benefit expense increased $2.1 million for the three months and $3.0 million for the six months ended June 30, 2016, primarily attributable to additional staff hired to support revenue generation across all business lines including the expansion into Lancaster County. Commissions expense increased $208 thousand for the three months and $289 thousand for the six months ended June 30, 2016, mainly due to increased production activity related to mortgage banking. Premises and equipment expenses increased $464 thousand for the three months and $401 thousand for the six months ended June 30, 2016, mainly due to increased investments in computer equipment and software. Noninterest expense for the three and six months ended June 30, 2016 included $1.2 million and $1.4 million, respectively, of acquisition-related and integration costs associated with the merger with Fox Chase. Noninterest expense for the three and six months ended June 30, 2015 included $1.8 million and $3.6 million, respectively, of integration and acquisition-related costs and restructuring charges.

Tax Provision
The provision for income taxes for the three months ended June 30, 2016 and 2015 was $2.0 million and $2.3 million, at effective rates of 28% and 26%, respectively. The provision for income taxes for the six months ended June 30, 2016 and 2015 was $4.8 million and $4.4 million at effective rates of 28% and 26%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance partially offset by non-deductible merger expenses. The increase in the average effective tax rate from the prior year is mainly due to non-deductible merger expenses of $1.1 million for the three months and $1.3 million for the six months ended June 30, 2016.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At June 30, 2016	At December 31, 2015	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$93,190	$60,799	$32,391	53%
Investment securities	286,980	370,760	(83,780)	(23)
Loans held for sale	4,657	4,680	(23)	—
Loans and leases held for investment	2,345,037	2,179,013	166,024	8
Reserve for loan and lease losses	(17,153)	(17,628)	475	3
Premises and equipment, net	44,437	42,156	2,281	5
Goodwill and other intangibles, net	124,334	125,277	(943)	(1)
Bank owned life insurance	72,565	71,560	1,005	1
Funds advanced for merger settlement	98,885	—	98,885	N/M
Accrued interest receivable and other assets	54,685	42,834	11,851	28
Total assets	$3,107,617	$2,879,451	$228,166	8%

Cash, Interest-earning Deposits and Federal Funds sold
Cash, interest-earning deposits and federal funds sold at June 30, 2016 increased $32.4 million from December 31, 2015 primarily due to an increase in federal funds sold. At June 30, 2016, the Corporation had outstanding federal funds sold to Fox Chase Bank of $48.5 million. This was partially offset by a decrease in cash at the Federal Reserve Bank.
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
Total investments at June 30, 2016 decreased $83.8 million from December 31, 2015. Sales of $74.0 million, maturities and pay-downs of $38.0 million and calls of $24.2 million were partially offset by purchases of $48.6 million and increases in the fair value of available-for-sale investment securities of $3.8 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during 2016.
Loans and Leases
Gross loans and leases held for investment were $2.3 billion at June 30, 2016, an increase of $166.0 million or 7.6% from December 31, 2015. The growth in loans was primarily in commercial business, commercial real estate and residential real estate loans. Loan growth in the second quarter of 2016 resulted from new and existing customer relationships and the addition of new lenders due to continued market disruption created by other bank acquisitions. Additionally, during the second quarter the Corporation hired a lending team from Lancaster County and during the third quarter the Corporation will integrate the Fox Chase Bank lending team.

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
At June 30, 2016, the recorded investment in loans held for investment and loans held for sale that were considered to be impaired was $44.0 million. The related reserve for loan losses was $410 thousand. At December 31, 2015, the recorded investment in loans that were considered to be impaired was $48.9 million. The related reserve for loan losses was $322 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015 was $766 thousand and $952 thousand, respectively. For the six months ended June 30, 2016 and 2015, additional interest income that would have been recognized under the original terms for impaired loans was $428 thousand and $589 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate and commercial business loans. Commercial real estate impaired loans were $26.8 million and $30.1 million at June 30, 2016 and December 31, 2015, respectively. Commercial business impaired loans were $12.5 million and $12.9 million at June 30, 2016 and December 31, 2015, respectively. Other real estate owned was $3.1 million at June 30, 2016, compared to $1.3 million at December 31, 2015. During the first quarter of 2016, three commercial real estate properties with a total fair value of $1.6 million and land with a fair value of $203 thousand were transferred to other real estate owned. During the second quarter of 2016, one commercial real estate property with a total fair value of $155 thousand was transferred to other real estate owned.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$—	$—	$4,000
Loans held for investment:
Commercial, financial and agricultural	5,463	6,915	5,888
Real estate—commercial	3,960	4,314	4,639
Real estate—construction	—	—	363
Real estate—residential	3,280	2,514	2,282
Lease financings	562	440	525
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	13,265	14,183	17,697
Accruing troubled debt restructured loans and lease modifications not included in the above	4,413	5,245	6,099
Accruing loans and leases 90 days or more past due:
Real estate—residential	77	—	—
Loans to individuals	155	173	149
Lease financings	516	206	138
Total accruing loans and leases, 90 days or more past due	748	379	287
Total non-performing loans and leases	18,426	19,807	24,083
Other real estate owned	3,131	1,276	955
Total nonperforming assets	$21,557	$21,083	$25,038
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	0.57%	0.65%	0.84%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	0.79	0.91	1.14
Nonperforming assets / total assets	0.69	0.73	0.90
Allowance for loan and lease losses / loans and leases held for investment	0.73	0.81	0.93
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.82	0.94	1.12
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	129.31	124.29	143.11
Allowance for loan and lease losses / nonperforming loans and leases held for investment	93.09	89.00	97.60
Allowance for loan and lease losses	$17,153	$17,628	$19,602
Acquired credit impaired loans	$942	$1,253	$1,876
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,396	$93	$2,826

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2015
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$13,265	$14,183	$13,697
Nonaccrual loans and leases with partial charge-offs	5,671	6,451	5,237
Life-to-date partial charge-offs on nonaccrual loans and leases	2,807	3,853	3,119
Charge-off rate of nonaccrual loans and leases with partial charge-offs	33.1%	37.4%	37.3%
Specific reserves on impaired loans	$410	$322	$444

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at June 30, 2016 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $374 thousand and $381 thousand at June 30, 2016 and December 31, 2015, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $884 thousand and $916 thousand for the three months ended June 30, 2016 and 2015, respectively. The amortization of intangible assets was $1.7 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. The Corporation also has goodwill with a net carrying value of $112.7 million at June 30, 2016 and December 31, 2015, which is deemed to be an indefinite intangible asset and is not amortized.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the six months ended June 30, 2016 and 2015. Since the last annual impairment analysis during 2015, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Funds Advanced for Merger Settlement
At June 30, 2016, the Corporation had $98.9 million in funds advanced for merger settlement. These funds are for payment to the Corporation's transfer agent for settlement of the Fox Chase merger completion.
Other Assets
At June 30, 2016 and December 31, 2015, the Bank held $6.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $9.5 million and $2.2 million at June 30, 2016 and December 31, 2015, respectively. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at June 30, 2016, the FHLB stock is recorded at cost.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	Change
			Amount	Percent
Deposits	$2,377,084	$2,394,360	$(17,276)	(1)%
Short-term borrowings	260,216	24,211	236,005	N/M
Long-term borrowings	49,450	49,377	73	—
Accrued interest payable and other liabilities	51,707	49,929	1,778	4
Total liabilities	$2,738,457	$2,517,877	$220,580	9%

Deposits
Total deposits declined $17.3 million or 0.7% from December 31, 2015. Declines in public fund time deposits were partially offset by growth in savings deposits and non-interest bearing demand deposits. During the second quarter of 2016, interest-bearing consumer demand deposits of approximately $92.4 million were transferred to noninterest-bearing deposits due to a product consolidation for existing customers.
Borrowings
Short-term borrowings increased by $236.0 million from December 31, 2015. Short-term borrowings at June 30, 2016 included borrowings from the FHLB of $156.0 million which were primarily used to fund loan growth. In addition, short-term borrowings included a bridge loan with a correspondent bank of $80.0 million which was paid off on July 1, 2016 in conjunction with the closing of the Fox Chase merger.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015	Change
			Amount	Percent
Common stock	$110,271	$110,271	$—	—%
Additional paid-in capital	121,399	121,280	119	—
Retained earnings	198,156	193,446	4,710	2
Accumulated other comprehensive loss	(14,370)	(16,708)	2,338	14
Treasury stock	(46,296)	(46,715)	419	1
Total shareholders’ equity	$369,160	$361,574	$7,586	2%

The increase in shareholder's equity at June 30, 2016 of $7.6 million from December 31, 2015 was primarily related to a $4.7 million increase to retained earnings. Retained earnings at June 30, 2016 were impacted by the six months of net income of $12.5 million partially offset by cash dividends declared of $7.8 million. Accumulated other comprehensive loss decreased by $2.3 million mainly attributable to increases in the fair value of available-for-sale investment securities.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2016, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. Total risk-based capital at June 30, 2016 was 12.77% for the Corporation and 11.45% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10%. The regulatory capital ratios for the Corporation and the Bank at June 30, 2016 were well in excess of the regulatory minimum requirements including the capital conservation buffer requirements.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of June 30, 2016 and December 31, 2015 under BASEL III regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$338,914	12.77%	$212,241	8.00%	$265,301	10.00%
Bank	301,063	11.45	210,267	8.00	262,834	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	271,658	10.24	159,180	6.00	212,241	8.00
Bank	283,257	10.78	157,701	6.00	210,267	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	271,658	10.24	119,385	4.50	172,446	6.50
Bank	283,257	10.78	118,275	4.50	170,842	6.50
Tier 1 Capital (to Average Assets):
Corporation	271,658	9.90	109,708	4.00	137,134	5.00
Bank	283,257	10.44	108,553	4.00	135,691	5.00
At December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$334,757	13.35%	$200,613	8.00%	$250,766	10.00%
Bank	300,527	12.09	198,816	8.00	248,521	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	150,460	6.00	200,613	8.00
Bank	282,245	11.36	149,112	6.00	198,816	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	112,845	4.50	162,998	6.50
Bank	282,245	11.36	111,834	4.50	161,538	6.50
Tier 1 Capital (to Average Assets):
Corporation	267,098	9.69	110,227	4.00	137,783	5.00
Bank	282,245	10.31	109,480	4.00	136,850	5.00
At June 30, 2016 and December 31, 2015, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2016, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At June 30, 2016, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the

Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $829.2 million. At June 30, 2016 and December 31, 2015, overnight and short-term borrowings with the FHLB were $156.0 million and $0 million, respectively. At June 30, 2016 and December 31, 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $178.1 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation has a $10.0 million line of credit with a correspondent bank. At June 30, 2016, the Corporation had no outstanding borrowings under this line. At June 30, 2016, the Corporation had a short-term bridge loan with a correspondent bank of $80.0 million.
The Corporation, through the Bank, maintains federal fund lines with several correspondent banks totaling $262.0 million and $122.0 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the Corporation had no outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2016 and December 31, 2015, the Corporation had no outstanding borrowings under this line.
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
Recent Accounting and Tax Pronouncements
For information regarding recent accounting pronouncements, refer to Footnote 1, “Summary of Significant Accounting Policies” of this Form 10-Q.
On July 11, 2016 the Pennsylvania State General Assembly passed, and the Governor signed, amendments to the Tax Reform Code (TRC) providing revenues to support the new spending package. The TRC bill makes significant changes to the Bank Shares Tax (BST). The final BST agreement includes a .95 percent rate (an increase of 6 basis points over the current .89 percent rate) with no retroactivity, as well as clarification language codified into law that allows both Method 1 and Method 2 receipts apportionment, and maintains the deductibility of goodwill. This will impact the Bank's Shares Tax recognized in 2017. Based on current pro forma combined financial statements for the Bank and Fox Chase Bank, this would increase the 2017 Bank Shares Tax by approximately $270 thousand, or a negative impact to net income of $174 thousand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	—	$—	—	1,080,246
May 1 – 31, 2016	—	—	—	1,080,246
June 1 – 30, 2016	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Exhibit 31.2
Certification of Roger S. Deacon, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Roger S. Deacon, Senior Executive Vice President and Chief Financial Officer of the Corporation, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: August 8, 2016	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)