Form 10-Q
period 2016-11-08
UNIVEST CORP OF PENNSYLVANIA
filed 2016-11-08
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,574,730
(Title of Class)	(Number of shares outstanding at October 31, 2016)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At September 30, 2016	At December 31, 2015
ASSETS
Cash and due from banks	$43,410	$32,356
Interest-earning deposits with other banks	13,243	28,443
Investment securities held-to-maturity (fair value $23,851 and $41,061 at September 30, 2016 and December 31, 2015, respectively)	23,844	40,990
Investment securities available-for-sale	460,369	329,770
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	17,236	8,880
Loans held for sale	3,844	4,680
Loans and leases held for investment	3,190,361	2,179,013
Less: Reserve for loan and lease losses	(16,899)	(17,628)
Net loans and leases held for investment	3,173,462	2,161,385
Premises and equipment, net	62,132	42,156
Goodwill	172,095	112,657
Other intangibles, net of accumulated amortization and fair value adjustments of $16,500 and $15,360 at September 30, 2016 and December 31, 2015, respectively	17,128	12,620
Bank owned life insurance	99,395	71,560
Accrued interest receivable and other assets	54,286	33,954
Total assets	$4,140,444	$2,879,451
LIABILITIES
Noninterest-bearing deposits	$874,581	$541,460
Interest-bearing deposits:
Demand deposits	866,044	790,800
Savings deposits	786,652	607,694
Time deposits	651,232	454,406
Total deposits	3,178,509	2,394,360
Short-term borrowings	211,379	24,211
Long-term debt	92,935	—
Subordinated notes	94,027	49,377
Accrued interest payable and other liabilities	54,345	49,929
Total liabilities	3,631,195	2,517,877
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at September 30, 2016 and December 31, 2015; 28,911,799 and 22,054,270 shares issued at September 30, 2016 and December 31, 2015, respectively; 26,558,412 and 19,530,930 shares outstanding at September 30, 2016 and December 31, 2015, respectively	144,559	110,271
Additional paid-in capital	229,635	121,280
Retained earnings	192,908	193,446
Accumulated other comprehensive loss, net of tax benefit	(14,204)	(16,708)
Treasury stock, at cost; 2,353,387 and 2,523,340 shares at September 30, 2016 and December 31, 2015, respectively	(43,649)	(46,715)
Total shareholders’ equity	509,249	361,574
Total liabilities and shareholders’ equity	$4,140,444	$2,879,451
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans and leases:
Taxable	$32,236	$21,890	$76,397	$65,083
Exempt from federal income taxes	1,982	1,602	5,472	4,765
Total interest and fees on loans and leases	34,218	23,492	81,869	69,848
Interest and dividends on investment securities:
Taxable	1,483	1,204	3,945	3,342
Exempt from federal income taxes	669	868	2,113	2,607
Interest on deposits with other banks	14	21	51	37
Interest and dividends on other earning assets	321	119	573	402
Total interest income	36,705	25,704	88,551	76,236
Interest expense
Interest on deposits	2,081	1,543	5,072	4,405
Interest on short-term borrowings	276	10	599	33
Interest on long-term debt and subordinated notes	1,479	667	2,827	1,349
Total interest expense	3,836	2,220	8,498	5,787
Net interest income	32,869	23,484	80,053	70,449
Provision for loan and lease losses	1,415	670	2,571	2,885
Net interest income after provision for loan and lease losses	31,454	22,814	77,482	67,564
Noninterest income
Trust fee income	1,958	1,904	5,820	5,878
Service charges on deposit accounts	1,344	1,069	3,398	3,171
Investment advisory commission and fee income	2,864	2,687	8,292	8,190
Insurance commission and fee income	3,267	3,232	11,328	10,812
Other service fee income	2,006	1,956	5,787	5,387
Bank owned life insurance income	711	306	1,716	870
Net gain on sales of investment securities	30	296	487	568
Net gain on mortgage banking activities	2,006	1,123	4,935	3,748
Other (losses) income	(49)	163	206	613
Total noninterest income	14,137	12,736	41,969	39,237
Noninterest expense
Salaries and benefits	16,710	11,970	44,972	37,241
Commissions	2,485	2,174	6,743	6,143
Net occupancy	2,482	2,093	6,669	6,486
Equipment	942	787	2,468	2,286
Data processing	2,169	1,214	4,980	3,416
Professional fees	1,322	1,096	3,289	2,969
Marketing and advertising	345	583	1,396	1,494
Deposit insurance premiums	327	433	1,192	1,267
Intangible expenses	906	710	2,672	2,389
Acquisition-related costs	8,784	—	10,156	507
Integration costs	5,365	—	5,398	1,484
Restructuring (recoveries) charges	(85)	—	(85)	1,642
Other expense	5,314	4,183	13,701	12,162
Total noninterest expense	47,066	25,243	103,551	79,486
Income before income taxes	(1,475)	10,307	15,900	27,315
Income tax (benefit) expense	(1,533)	2,779	3,313	7,205
Net income	$58	$7,528	$12,587	$20,110
Net income per share:
Basic	$—	$0.39	$0.58	$1.02
Diluted	—	0.39	0.57	1.02
Dividends declared	0.20	0.20	0.60	0.60
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(Dollars in thousands)	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
(Loss) income	$(1,475)	$(1,533)	$58	$10,307	$2,779	$7,528
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(151)	(53)	(98)	797	279	518
Less: reclassification adjustment for net gains on sales realized in net income (1)	(30)	(10)	(20)	(296)	(104)	(192)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income (2)	—	—	—	5	2	3
Total net unrealized (losses) gains on available-for-sale investment securities	(181)	(63)	(118)	506	177	329
Net unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	101	35	66	(578)	(202)	(376)
Less: reclassification adjustment for net losses realized in net income (3)	76	27	49	95	33	62
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	177	62	115	(483)	(169)	(314)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (4)	330	115	215	341	119	222
Accretion of prior service cost included in net periodic pension costs (4)	(71)	(25)	(46)	(70)	(24)	(46)
Total defined benefit pension plans	259	90	169	271	95	176
Other comprehensive income	255	89	166	294	103	191
Total comprehensive income	$(1,220)	$(1,444)	$224	$10,601	$2,882	$7,719

	Nine Months Ended September 30,
(Dollars in thousands)	2016			2015
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$15,900	$3,313	$12,587	$27,315	$7,205	$20,110
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized holding gains (losses) arising during the period	4,151	1,453	2,698	(600)	(210)	(390)
Less: reclassification adjustment for net gains on sales realized in net income (1)	(487)	(170)	(317)	(568)	(199)	(369)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income (2)	—	—	—	5	2	3
Total net unrealized gains (losses) on available-for-sale investment securities	3,664	1,283	2,381	(1,163)	(407)	(756)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(825)	(289)	(536)	(729)	(255)	(474)
Less: reclassification adjustment for net losses realized in net income (3)	237	83	154	286	100	186
Total net unrealized losses on interest rate swaps used in cash flow hedges	(588)	(206)	(382)	(443)	(155)	(288)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (4)	988	345	643	1,022	358	664
Accretion of prior service cost included in net periodic pension costs (4)	(212)	(74)	(138)	(210)	(73)	(137)
Total defined benefit pension plans	776	271	505	812	285	527
Other comprehensive income (loss)	3,852	1,348	2,504	(794)	(277)	(517)
Total comprehensive income	$19,752	$4,661	$15,091	$26,521	$6,928	$19,593
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in other noninterest income on the consolidated statements of income (before tax amount).
(3) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(4) These accumulated other comprehensive loss components are included in the computation of net periodic pension cot (before tax amount). See Note 7—Retirement Plans and Other Postretirement Benefits for additional details.

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	12,587	—	—	12,587
Other comprehensive income, net of income tax	—	—	—	—	2,504	—	2,504
Cash dividends declared ($0.60 per share)	—	—	—	(13,125)	—	—	(13,125)
Stock issued under dividend reinvestment and employee stock purchase plans	90,420	—	42	—	—	1,806	1,848
Issuance of common stock, acquisition	6,857,529	34,288	109,858	—	—	—	144,146
Exercise of stock options	39,829	—	(41)	—	—	739	698
Repurchase of cancelled restricted stock awards	(18,139)	—	314	—	—	(314)	—
Stock-based compensation	—	—	1,407	—	—	—	1,407
Net tax benefit on stock-based compensation	—	—	39	—	—	—	39
Purchases of treasury stock	(118,412)	—	—	—	—	(2,429)	(2,429)
Restricted stock awards granted	176,255	—	(3,264)	—	—	3,264	—
Balance at September 30, 2016	26,558,412	$144,559	$229,635	$192,908	$(14,204)	$(43,649)	$509,249

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554
Net income	—	—	—	20,110	—	—	20,110
Other comprehensive loss, net of tax benefit	—	—	—	—	(517)	—	(517)
Cash dividends declared ($0.60 per share)	—	—	—	(11,801)	—	—	(11,801)
Stock issued under dividend reinvestment and employee stock purchase plans	92,824	—	36	(1)	—	1,801	1,836
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	18,666	—	(36)	—	—	342	306
Repurchase of cancelled restricted stock awards	(17,684)	—	277	—	—	(277)	—
Stock-based compensation	—	—	1,034	—	—	—	1,034
Net tax benefit on stock-based compensation	—	—	72	—	—	—	72
Purchases of treasury stock	(666,421)	—	—	—	—	(13,151)	(13,151)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at September 30, 2015	19,502,613	$110,271	$120,895	$190,159	$(14,979)	$(47,237)	$359,109
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$12,587	$20,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,571	2,885
Depreciation of premises and equipment	2,998	2,841
Net amortization of investment securities premiums and discounts	1,238	992
Net gain on sales of investment securities	(487)	(568)
Net gain on mortgage banking activities	(4,935)	(3,748)
Bank owned life insurance income	(1,716)	(870)
Net accretion of acquisition accounting fair value adjustments	(947)	(1,805)
Stock-based compensation	1,407	1,034
Intangible expenses	2,672	2,389
Other adjustments to reconcile net income to cash provided by operating activities	362	(447)
Deferred tax expense	2,673	3,586
Originations of loans held for sale	(187,553)	(154,149)
Proceeds from the sale of loans held for sale	192,207	155,644
Contributions to pension and other postretirement benefit plans	(2,181)	(2,208)
(Increase) decrease in accrued interest receivable and other assets	(2,771)	3,783
Increase in accrued interest payable and other liabilities	5,777	273
Net cash provided by operating activities	23,902	29,742
Cash flows from investing activities:
Net cash paid due to acquisitions	(94,835)	(2,967)
Net capital expenditures	(9,292)	(3,848)
Proceeds from maturities and calls of securities held-to-maturity	17,000	13,000
Proceeds from maturities and calls of securities available-for-sale	86,092	63,513
Proceeds from sales of securities available-for-sale	75,265	56,005
Purchases of investment securities available-for-sale	(58,820)	(127,271)
Net increase in other equity securities held at cost	(4,140)	(4,573)
Net increase in loans and leases	(239,949)	(97,768)
Net decrease (increase) in interest-earning deposits	30,829	(64,997)
Proceeds from sales of other real estate owned	—	14
Net decrease in federal funds sold	—	17,442
Purchases of bank owned life insurance	—	(8,000)
Net cash used in investing activities	(197,850)	(159,450)
Cash flows from financing activities:
Net increase in deposits	46,197	126,000
Net increase (decrease) in short-term borrowings	108,372	(20,783)
Proceeds from issuance of subordinated notes	44,515	49,267
Payment of contingent consideration on acquisitions	(2,519)	(2,631)
Purchases of treasury stock	(2,429)	(13,151)
Stock issued under dividend reinvestment and employee stock purchase plans	1,848	1,836
Proceeds from exercise of stock options, including excess tax benefits	737	378
Cash dividends paid	(11,719)	(11,145)
Net cash provided by financing activities	185,002	129,771
Net increase in cash and due from banks	11,054	63
Cash and due from banks at beginning of year	32,356	31,995
Cash and due from banks at end of period	$43,410	$32,058
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,618	$6,103
Cash paid for income taxes, net of refunds	6,461	702
Non cash transactions:
Transfer of loans to other real estate owned	$2,347	$—
Transfer of loans to loans held for sale	—	4,000
Assets acquired through acquisitions	1,090,859	425,185
Liabilities assumed through acquisitions	911,316	389,795
Contingent consideration recorded as goodwill	—	1,525
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016.
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
Recent Accounting Pronouncements
In August, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to provide guidance for eight cash flow classification issues for certain cash receipts and cash payments with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years for public business entities that are SEC filers, or January 1, 2018 for the Corporation. The Corporation does not anticipate the adoption of this ASU will have a material impact on the financial statements.
In June 2016, the FASB issued an ASU to require businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon adoption of CECL and that the increased allowance level will decrease regulatory capital and ratios.

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

Note 2. Acquisition
Fox Chase Bancorp
On July 1, 2016, the Corporation completed the merger of Fox Chase Bancorp into the Corporation and Fox Chase Bank into Univest Bank and Trust Co. Fox Chase Bank was a locally-managed institution with locations in Pennsylvania and New Jersey and headquartered in Hatboro, Pennsylvania. The Corporation's presence expanded in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Cape May county in New Jersey, complementing and expanding the Corporation's existing network of financial centers. The fair value of total assets acquired as a result of the merger totaled $1.1 billion, loans totaled $776.3 million and deposits totaled $738.3 million. In accordance with the terms of the Agreement and Plan of Merger, dated December 8, 2015, holders of shares of Fox Chase common stock received, in aggregate, $98.9 million in cash and 6,857,529 shares or approximately 26% of the post transaction outstanding shares of the Corporation's common stock. The transaction was valued at $242.2 million based on Corporation’s June 30, 2016 closing share price of $21.02 as quoted on NASDAQ. The results of the combined entity’s operations are included in the Corporation's Consolidated Financial Statements from the date of acquisition.
The acquisition of Fox Chase is being accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. These preliminary estimates will be subject to adjustments during and up to one year measurement period after the acquisition.

The following table summarizes the consideration paid for Fox Chase and the fair value of assets acquired and liabilities assumed as of the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Fox Chase common shares outstanding	11,754,852
Fox Chase common shares settled for stock	7,047,096
Exchange ratio	0.9731
Univest shares issued	6,857,529
Univest closing stock price at June 30, 2016	$21.02
Purchase price assigned to Fox Chase common shares exchanged for Univest stock		$144,146
Fox Chase common shares settled for cash	4,707,756
Purchase price for shares exchanged for cash	$21.00
Purchase price assigned to Fox Chase common shares exchanged for cash		98,863
Purchase price assigned to cash in lieu of fractional shares		11
Purchase price assigned to Fox Chase options settled for cash		4,255
Purchase price consideration--ESOP and Equity Incentive Plan		(5,041)
Total purchase price		$242,234

Fair value of assets acquired:
Cash and due from banks	$3,253
Interest-earning deposits with other banks	15,629
Investment securities available-for-sale	230,681
Loans held for investment	776,264
Premises and equipment, net	13,933
Other real estate owned	2,510
Core deposit intangible *	5,268
Bank owned life insurance	26,119
Accrued interest receivable and other assets	20,455
Total identifiable assets		1,094,112
Fair value of liabilities assumed:
Deposits - noninterest bearing	$35,285
Deposits - interest bearing	702,979
Federal funds	48,500
Short-term borrowings	30,072
Long-term debt	93,376
Accrued interest payable and other liabilities	1,104
Total liabilities		911,316
Identifiable net assets		182,796
Goodwill resulting from merger *		$59,438
*Goodwill is not deductible for federal income tax purposes. The goodwill and core deposit intangible are allocated to the Banking business segment.
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
Cash and due from banks: The estimated fair values of cash and due from banks approximated their stated value.
Investment securities available-for-sale: The estimated fair values of the investment securities available for sale, primarily comprised of U.S. government agency mortgage-backed securities and corporate bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilized evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $3.4 million was recorded and will be amortized over the estimated life of the investments (estimated average remaining life of 3.7 years) using the interest rate method.
.Loans held for investment: The most significant fair value determination related to the valuation of acquired loans. The acquisition resulted in loans acquired with and without evidence of credit quality deterioration. There was no carryover related allowance for loan and lease losses.
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
For loans acquired without evidence of credit quality deterioration, the Corporation prepared the interest rate loan fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally a general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for qualitative factors, liquidity and an additional discount for loans considered to have heightened risk but not considered impaired.
The expected lifetime losses were calculated using an average of historical losses of the Bank, Fox Chase Bank and peer banks. The Corporation also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general economic conditions. Fox Chase's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $762.5 million. A fair value premium of $4.7 million was recognized to reflect the fair values of loans. A fair value discount of $8.5 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income over approximately 10 years on a level yield amortization method based upon the expected life of the loans.
For loans acquired with evidence of credit quality deterioration , the Corporation prepared a specific credit fair value adjustment. Management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable discount amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.
At the acquisition date, the Corporation recorded $13.7 million of acquired impaired loans. The aggregate expected cash flows less the acquisition date fair value results in an accretable discount amount of $283 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield. Contractual cashflows not expected to be collected of $11.1 million resulted in an unaccretable fair value discount of $5.7 million.
The following is a summary of the acquired impaired loans at July 1, 2016 resulting from the acquisition with Fox Chase:

(Dollars in thousands)

Contractually required principal and interest payments	$25,141
Contractual cash flows not expected to be collected (nonaccretable difference)	(11,120)
Cash flows expected to be collected	14,021
Interest component of expected cash flows (accretable discount)	(283)
Fair value of loans acquired with a deterioration of credit quality	$13,738
Bank premises: The Corporation assumed ten owned properties. The fair value was determined taking into consideration the highest and best use of the properties from a market participant perspective. For those properties that the Corporation have held-for-sale, the fair value is reduced by the costs to sell. The fair value of bank premises were determined using Level 2 inputs in the fair value hierarchy. The fair value of the buildings of $4.7 million will be amortized over an estimated life of 30 years.

Other real estate owned: The Corporation assumed five other real estate owned properties. The fair value was determined taking into consideration the highest and best use of the properties from a market participant perspective, including management assumptions when comparative data is not available, and is reduced by the costs to sell. The fair value of other real estate owned was determined using Level 2 inputs in the fair value hierarchy.
Bank owned life insurance: The fair value was determined at the cash surrender value of the policies.
Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of the acquisition. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $5.3 million will be amortized using the sum of the years digits method over an estimated life of 10 years.
Deposits: The fair values of demand and saving deposits, with no stated maturities, approximated the carrying value as these accounts are payable on demand. The fair values of time deposits with fixed maturities were estimated by discounting the final maturity using current market interest rate for similar instruments. A fair value premium of $832 thousand was recorded and will be recognized as a reduction to interest expense using a level yield amortization method over the life of the time deposit. The fair value of time deposits were determined using Level 2 inputs in the fair value hierarchy.
Federal funds and short-term borrowings: Fair values federal funds and short-term borrowings were estimated using discounted cash flow analysis based on rates currently available to the Bank for advances with similar terms and remaining maturities. The fair value of federal funds and short-term borrowings was determined using Level 2 inputs in the fair value hierarchy. A fair value premium of $72 thousand was recorded and will be recognized as a reduction to interest expense using a level yield amortization method over the life of the borrowings.
Long-term debt: Fair values of long-term debt were estimated using discounted cash flow analysis based on rates currently available to the Bank for advances with similar terms and remaining maturities. The fair value of long-term borrowings was determined using Level 2 inputs in the fair value hierarchy. A fair value premium of $3.4 million was recognized and will be recognized as a reduction to interest expense using a level yield amortization method over the life of the debt.
Deferred tax assets and liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.
Direct costs related to the acquisition were expensed as incurred. For the three- and nine-months ended September 30, 2016, the Corporation incurred $14.1 million and $15.6 million, respectively, of Fox Chase integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.

Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the three and nine months ended September 30, 2016 combine the historical consolidated results of the Corporation and Fox Chase and give effect to the merger as if the merger occurred on January 1, 2016 and January 1, 2015, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Fox Chase at their respective fair values. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings.
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations.
The unaudited pro forma data presented below is based on, and should be read together with, the historical financial information of the Corporation included in this Form 10-Q for the indicated periods and the historical information of Fox Chase included or incorporated by reference in the Corporation's Form S-4 Registrant Statement (No. 333-209759).

	Pro Forma		Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2016	2015	2016	2015
Net interest income	$32,869	$32,441	$98,409	$98,075
Noninterest income	14,137	13,457	44,195	41,225
Noninterest expense*	47,066	32,014	129,740	99,471
Net income*	58	9,754	5,015	27,718
Earnings per share *
Basic	—	0.37	0.19	1.04
Diluted	—	0.37	0.19	1.04

* Includes acquisition, integration and restructuring costs as summarized below:

	Pro Forma		Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2016	2015	2016	2015
Acquisition and integration costs	$(14,148)	—	$(29,063)	$(1,991)
Acquisition and integration costs, net of tax	(9,209)	—	(19,902)	(1,296)
Earnings per share
Basic	(0.35)	—	(0.76)	(0.05)
Diluted	(0.35)	—	(0.76)	(0.05)

Restructuring (charges) revenue	85	—	85	(1,642)
Restructuring (charges) revenue, net of tax	55	—	55	(1,067)
Earnings per share
Basic	—	—	—	(0.04)
Diluted	—	—	—	(0.04)

Note 3. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at September 30, 2016 and December 31, 2015, by contractual maturity within each type:

	At September 30, 2016				At December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Corporate bonds:
Within 1 year	$23,844	$16	$(9)	$23,851	$21,047	$134	$—	$21,181
After 1 year to 5 years	—	—	—	—	19,943	1	(64)	19,880
	23,844	16	(9)	23,851	40,990	135	(64)	41,061
Total	$23,844	$16	$(9)	$23,851	$40,990	$135	$(64)	$41,061
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$—	$—	$—	$—	$4,978	$—	$(91)	$4,887
	—	—	—	—	4,978	—	(91)	4,887
U.S. government corporations and agencies:
Within 1 year	20,010	36	(1)	20,045	10,389	—	(29)	10,360
After 1 year to 5 years	17,308	162	(1)	17,469	92,148	26	(378)	91,796
	37,318	198	(2)	37,514	102,537	26	(407)	102,156
State and political subdivisions:
Within 1 year	964	—	—	964	—	—	—	—
After 1 year to 5 years	17,006	116	(12)	17,110	17,362	80	(29)	17,413
After 5 years to 10 years	50,981	1,545	(20)	52,506	47,969	1,188	(32)	49,125
Over 10 years	20,885	1,007	—	21,892	34,334	1,160	—	35,494
	89,836	2,668	(32)	92,472	99,665	2,428	(61)	102,032
Residential mortgage-backed securities:
After 1 year to 5 years	6,624	28	—	6,652	9,713	12	(13)	9,712
After 5 years to 10 years	24,220	46	(10)	24,256	60	—	—	60
Over 10 years	169,052	506	(18)	169,540	3,517	65	—	3,582
	199,896	580	(28)	200,448	13,290	77	(13)	13,354
Collateralized mortgage obligations:
Over 10 years	5,017	12	(13)	5,016	3,215	—	(82)	3,133
	5,017	12	(13)	5,016	3,215	—	(82)	3,133
Corporate bonds:
Within 1 year	250	—	—	250	250	—	—	250
After 1 year to 5 years	37,029	184	(21)	37,192	19,446	25	(158)	19,313
After 5 years to 10 years	15,198	106	(45)	15,259	10,148	—	(266)	9,882
Over 10 years	60,000	592	(1,846)	58,746	60,000	—	(2,770)	57,230
	112,477	882	(1,912)	111,447	89,844	25	(3,194)	86,675
Money market mutual funds:
No stated maturity	12,661	—	—	12,661	16,726	—	—	16,726
	12,661	—	—	12,661	16,726	—	—	16,726
Equity securities:
No stated maturity	411	400	—	811	426	381	—	807
	411	400	—	811	426	381	—	807
Total	$457,616	$4,740	$(1,987)	$460,369	$330,681	$2,937	$(3,848)	$329,770

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Unrealized losses in investment securities at September 30, 2016 and December 31, 2015 do not represent other-than-temporary impairments in management's judgment.

Securities with a carrying value of $365.4 million and $210.1 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required by law.
The following table presents information related to sales of securities available-for-sale during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Securities available-for-sale:
Proceeds from sales	$75,265	$56,005
Gross realized gains on sales	568	591
Gross realized losses on sales	81	23
Tax expense related to net realized gains on sales	170	199

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the bond rating of each security. All of the debt securities are rated as investment grade and management believes that it will not incur any losses. The unrealized losses on the Corporation’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the nine months ended September 30, 2016 and 2015.

The Corporation evaluates its equity securities for other-than-temporary impairment and recognizes other-than-temporary impairment charges when it has determined that it is probable that the fair value of certain equity securities will not recover to the Corporation’s cost basis in the individual securities within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs. The Corporation did not recognize any other-than-temporary impairment charges on its equity portfolio during the nine months ended September 30, 2016 and 2015.
At September 30, 2016 and December 31, 2015, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 by the length of time those securities were in a continuous loss position:

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2016
Securities Held-to-Maturity
Corporate bonds	$4,995	$(9)	$—	$—	$4,995	$(9)
Total	$4,995	$(9)	$—	$—	$4,995	$(9)
Securities Available-for-Sale
U.S. government corporations and agencies	$5,317	$(2)	$—	$—	$5,317	$(2)
State and political subdivisions	3,996	(11)	1,701	(21)	5,697	(32)
Residential mortgage-backed securities	27,700	(28)	—	—	27,700	(28)
Collateralized mortgage obligations	—	—	2,764	(13)	2,764	(13)
Corporate bonds	19,519	(91)	33,179	(1,821)	52,698	(1,912)
Total	$56,532	$(132)	$37,644	$(1,855)	$94,176	$(1,987)
At December 31, 2015
Securities Held-to-Maturity
Corporate bonds	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Total	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,887	$(91)	$4,887	$(91)
U.S. government corporations and agencies	72,157	(379)	4,972	(28)	77,129	(407)
State and political subdivisions	10,251	(49)	1,335	(12)	11,586	(61)
Residential mortgage-backed securities	4,751	(13)	—	—	4,751	(13)
Collateralized mortgage obligations	—	—	3,133	(82)	3,133	(82)
Corporate bonds	72,234	(2,941)	10,669	(253)	82,903	(3,194)
Total	$159,393	$(3,382)	$24,996	$(466)	$184,389	$(3,848)
Note 4. Loans and Leases
Summary of Major Loan and Lease Categories

	At September 30, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$598,174	$185,506	$783,680
Real estate-commercial	844,768	492,760	1,337,528
Real estate-construction	128,976	47,869	176,845
Real estate-residential secured for business purpose	131,710	156,484	288,194
Real estate-residential secured for personal purpose	202,345	84,950	287,295
Real estate-home equity secured for personal purpose	140,380	15,905	156,285
Loans to individuals	30,137	512	30,649
Lease financings	129,885	—	129,885
Total loans and leases held for investment, net of deferred income	$2,206,375	$983,986	$3,190,361
Unearned lease income, included in the above table	$(15,349)	$—	$(15,349)
Net deferred costs, included in the above table	4,805	—	4,805
Overdraft deposits included in the above table	48	2	50

	At December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$479,980	$24,535	$504,515
Real estate-commercial	759,342	126,550	885,892
Real estate-construction	91,904	4,637	96,541
Real estate-residential secured for business purpose	94,280	124,503	218,783
Real estate-residential secured for personal purpose	177,850	3,305	181,155
Real estate-home equity secured for personal purpose	125,361	11,594	136,955
Loans to individuals	29,406	326	29,732
Lease financings	125,440	—	125,440
Total loans and leases held for investment, net of deferred income	$1,883,563	$295,450	$2,179,013
Unearned lease income, included in the above table	$(13,829)	$—	$(13,829)
Net deferred costs, included in the above table	4,244	—	4,244
Overdraft deposits included in the above table	35	—	35
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at September 30, 2016 totaled $984.0 million, including $746.2 million of loans from the Fox Chase acquisition and $237.8 million from the Valley Green Bank acquisition. At September 30, 2016, loans acquired with deteriorated credit quality, or acquired credit impaired loans were $13.6 million from the Fox Chase acquisition and $955 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Outstanding principal balance	$21,017	$3,551
Carrying amount	14,575	1,253
Allowance for loan losses	—	8

The following table presents the changes in accretable discount on acquired credit impaired loans:

(Dollars in thousands)	Nine Months Ended September 30, 2016
Beginning of period	$144
Acquisition of credit impaired loans	283
Reclassification from nonaccretable discount	318
Accretable discount amortized to interest income	(501)
Disposals	(34)
End of period	$210

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At September 30, 2016
Commercial, financial and agricultural	$780	$1,000	$1,680	$3,460	$779,498	$722	$783,680	$—
Real estate—commercial real estate and construction:
Commercial real estate	5,373	158	941	6,472	1,320,803	10,253	1,337,528	—
Construction	—	560	—	560	174,087	2,198	176,845	—
Real estate—residential and home equity:
Residential secured for business purpose	1,554	1,660	1,187	4,401	282,657	1,136	288,194	—
Residential secured for personal purpose	1,210	342	1,033	2,585	284,444	266	287,295	666
Home equity secured for personal purpose	1,453	27	608	2,088	154,197	—	156,285	34
Loans to individuals	194	93	153	440	30,209	—	30,649	153
Lease financings	2,498	1,199	787	4,484	125,401	—	129,885	275
Total	$13,062	$5,039	$6,389	$24,490	$3,151,296	$14,575	$3,190,361	$1,128
At December 31, 2015
Commercial, financial and agricultural	$864	$298	$4,279	$5,441	$498,757	$317	$504,515	$—
Real estate—commercial real estate and construction:
Commercial real estate	12,103	—	1,102	13,205	872,174	513	885,892	—
Construction	—	—	—	—	96,541	—	96,541	—
Real estate—residential and home equity:
Residential secured for business purpose	1,406	2,356	727	4,489	213,871	423	218,783	—
Residential secured for personal purpose	990	69	309	1,368	179,787	—	181,155	—
Home equity secured for personal purpose	777	52	174	1,003	135,952	—	136,955	—
Loans to individuals	198	97	173	468	29,264	—	29,732	173
Lease financings	1,294	652	646	2,592	122,848	—	125,440	206
Total	$17,632	$3,524	$7,410	$28,566	$2,149,194	$1,253	$2,179,013	$379

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at September 30, 2016 and December 31, 2015:

	At September 30, 2016				At December 31, 2015
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$6,399	$975	$—	$7,374	$6,915	$1,602	$—	$8,517
Real estate—commercial real estate and construction:
Commercial real estate	3,742	1,532	—	5,274	4,314	2,449	—	6,763
Real estate—residential and home equity:
Residential secured for business purpose	3,319	779	—	4,098	1,863	763	—	2,626
Residential secured for personal purpose	494	—	666	1,160	376	421	—	797
Home equity secured for personal purpose	584	—	34	618	275	—	—	275
Loans to individuals	—	—	153	153	—	—	173	173
Lease financings	512	—	275	787	440	10	206	656
Total	$15,050	$3,286	$1,128	$19,464	$14,183	$5,245	$379	$19,807
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.4 million and $93 thousand at September 30, 2016 and December 31, 2015, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at September 30, 2016 and December 31, 2015.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2016
Grade:
1. Cash secured/ 2. Fully secured	$323	$—	$9,450	$—	$9,773
3. Strong	16,272	2,336	—	—	18,608
4. Satisfactory	33,339	39,360	—	373	73,072
5. Acceptable	441,548	617,777	111,846	116,042	1,287,213
6. Pre-watch	80,626	127,052	7,470	10,315	225,463
7. Special Mention	4,945	17,533	207	158	22,843
8. Substandard	21,121	40,710	3	4,822	66,656
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$598,174	$844,768	$128,976	$131,710	$1,703,628
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$968	$—	$5,417	$—	$6,385
3. Strong	17,328	10,877	—	—	28,205
4. Satisfactory	36,697	36,023	450	9	73,179
5. Acceptable	328,140	530,766	72,630	78,659	1,010,195
6. Pre-watch	61,098	119,117	13,262	7,161	200,638
7. Special Mention	6,074	20,286	—	2,347	28,707
8. Substandard	29,675	42,273	145	6,104	78,197
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$479,980	$759,342	$91,904	$94,280	$1,425,506

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At September 30, 2016
Grade:
1. Cash secured/ 2. Fully secured	$591	$—	$—	$—	$591
3. Strong	—	—	—	—	—
4. Satisfactory	4,560	2,128	—	—	6,688
5. Acceptable	128,845	299,910	19,804	131,921	580,480
6. Pre-watch	47,299	169,277	25,867	15,210	257,653
7. Special Mention	74	8,333	—	5,933	14,340
8. Substandard	4,137	13,112	2,198	3,420	22,867
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$185,506	$492,760	$47,869	$156,484	$882,619
December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,411	$—	$—	$—	$1,411
3. Strong	—	—	—	—	—
4. Satisfactory	1,181	3,561	—	608	5,350
5. Acceptable	18,446	102,122	4,637	113,002	238,207
6. Pre-watch	2,273	10,365	—	8,153	20,791
7. Special Mention	417	8,853	—	367	9,637
8. Substandard	807	1,649	—	2,373	4,829
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$24,535	$126,550	$4,637	$124,503	$280,225
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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At September 30, 2016
Performing	$202,017	$139,762	$29,984	$129,098	$500,861
Nonperforming	328	618	153	787	1,886
Total	$202,345	$140,380	$30,137	$129,885	$502,747
At December 31, 2015
Performing	$177,053	$125,086	$29,233	$124,784	$456,156
Nonperforming	797	275	173	656	1,901
Total	$177,850	$125,361	$29,406	$125,440	$458,057

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At September 30, 2016
Performing	$84,118	$15,905	$512	$—	$100,535
Nonperforming	832	—	—	—	832
Total	$84,950	$15,905	$512	$—	$101,367
At December 31, 2015
Performing	$3,305	$11,594	$326	$—	$15,225
Nonperforming	—	—	—	—	—
Total	$3,305	$11,594	$326	$—	$15,225
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended September 30, 2016
Reserve for loan and lease losses:
Beginning balance	$5,788	$7,549	$56	$1,301	$411	$1,121	$927	$17,153
Charge-offs	(1,753)	(100)	(3)	(34)	(123)	(176)	N/A	(2,189)
Recoveries	351	83	9	15	28	34	N/A	520
Provision (recovery of provision)	1,300	(388)	(32)	268	114	184	(30)	1,416
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
Three Months Ended September 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,847	$7,801	$616	$1,188	$389	$1,125	$1,636	$19,602
Charge-offs	(1,917)	(138)	(90)	(10)	(144)	(172)	N/A	(2,471)
Recoveries	682	34	8	8	40	47	N/A	819
Provision (recovery of provision)	1,382	(795)	(41)	(3)	130	(1)	(24)	648
Provision for acquired credit impaired loans	—	9	13	—	—	—	—	22
Ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620
Nine Months Ended September 30, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(3,580)	(305)	(268)	(90)	(307)	(541)	N/A	(5,091)
Recoveries	1,316	99	62	66	91	157	N/A	1,791
Provision (recovery of provision)	1,532	600	(527)	1	300	505	(15)	2,396
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(3)	—	—	—	175
Ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
Nine Months Ended September 30, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(3,255)	(1,834)	(114)	(148)	(392)	(591)	N/A	(6,334)
Recoveries	907	190	21	9	129	151	N/A	1,407
Provision (recovery of provision)	2,422	(397)	(177)	198	318	454	45	2,863
Provision for acquired credit impaired loans	—	9	13	—	—	—	—	22
Ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620

N/A – Not applicable
*Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale in the second quarter of 2015.

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At September 30, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$—	$—	$5	$—	$—	$—	N/A	$5
Ending balance: collectively evaluated for impairment	5,686	7,144	25	1,549	430	1,163	897	16,894
Total ending balance	$5,686	$7,144	$30	$1,549	$430	$1,163	$897	$16,899
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$10,273	$23,014	$4,614	$1,078	$—	$—		$38,979
Ending balance: collectively evaluated for impairment	587,901	950,730	127,096	341,647	30,137	129,885		2,167,396
Loans measured at fair value	—	2,234	—	—	—	—		2,234
Acquired non-credit impaired loans	184,784	525,944	155,348	100,589	512	—		967,177
Acquired credit impaired loans	722	12,451	1,136	266	—	—		14,575
Total ending balance	$783,680	$1,514,373	$288,194	$443,580	$30,649	$129,885		$3,190,361
At September 30, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$344	$—	$—	$36	$—	$—	N/A	$380
Ending balance: collectively evaluated for impairment	6,650	6,903	493	1,147	415	999	1,612	18,219
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	13	—	—	—	—	21
Total ending balance	$6,994	$6,911	$506	$1,183	$415	$999	$1,612	$18,620
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$13,932	$13,622	$4,278	$936	$—	$—		$32,768
Ending balance: collectively evaluated for impairment	441,537	768,518	61,093	298,128	29,575	124,884		1,723,735
Acquired non-credit impaired loans	27,562	157,866	138,100	16,055	342	—		339,925
Acquired credit impaired loans	311	512	493	63	—	—		1,379
Total ending balance	$483,342	$940,518	$203,964	$315,182	$29,917	$124,884		$2,097,807
N/A – Not applicable
Subsequent to the acquisition, the Corporation records a provision for loan loss for the acquired non-impaired loans only when additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis. After the acquisition measurement period, the present value of any decreases in expected cash flows of purchased impaired loans will generally result in an impairment charge recorded as a provision for loan loss, resulting in an increase to the allowance.
Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans , the amounts of the impaired loans for which there is not an allowance for credit losses and the amounts for which there is an allowance for credit losses at September 30, 2016 and December 31, 2015. The impaired loans exclude loans acquired with deteriorated credit quality.

	At September 30, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial, financial and agricultural	$10,273	$12,401		$10,337	$13,318
Real estate—commercial real estate	23,014	23,860		30,088	30,996
Real estate—residential secured for business purpose	4,267	4,759		4,597	4,717
Real estate—residential secured for personal purpose	494	522		545	554
Real estate—home equity secured for personal purpose	584	585		170	170
Total impaired loans with no allowance recorded	$38,632	$42,127		$45,737	$49,755
Impaired loans with an allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$2,544	$2,544	$208
Real estate—residential secured for business purpose	347	421	5	295	295	45
Real estate—residential secured for personal purpose	—	—	—	252	252	16
Real estate—home equity secured for personal purpose	—	—	—	105	105	53
Total impaired loans with an allowance recorded	$347	$421	$5	$3,196	$3,196	$322

	At September 30, 2016			At December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
Commercial, financial and agricultural	$10,273	$12,401	$—	$12,881	$15,862	$208
Real estate—commercial real estate	23,014	23,860	—	30,088	30,996	—
Real estate—residential secured for business purpose	4,614	5,180	5	4,892	5,012	45
Real estate—residential secured for personal purpose	494	522	—	797	806	16
Real estate—home equity secured for personal purpose	584	585	—	275	275	53
Total impaired loans	$38,979	$42,548	$5	$48,933	$52,951	$322
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $21.2 million and $30.0 million at September 30, 2016 and December 31, 2015, respectively. Specific reserves on other accruing impaired loans were $0 thousand and $186 thousand at September 30, 2016 and December 31, 2015, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$4,000	$—	$56
Loans held for investment:
Commercial, financial and agricultural	12,880	62	108	15,099	88	185
Real estate—commercial real estate	25,309	273	58	15,430	152	92
Real estate—construction	—	—	—	607	—	6
Real estate—residential secured for business purpose	3,178	11	34	4,394	47	58
Real estate—residential secured for personal purpose	447	—	6	782	—	10
Real estate—home equity secured for personal purpose	598	—	7	160	—	2
Total	$42,412	$346	$213	$40,472	$287	$409

*
Includes interest income recognized on a cash basis for nonaccrual loans of $0 thousand and $15 thousand for the three months ended September 30, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $346 thousand and $272 thousand for the three months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$1,233	$—	$57
Loans held for investment:
Commercial, financial and agricultural	13,233	204	281	15,691	346	371
Real estate—commercial real estate	27,346	859	186	23,577	778	257
Real estate—construction	—	—	—	4,041	—	159
Real estate—residential secured for business purpose	3,818	47	141	3,698	115	112
Real estate—residential secured for personal purpose	485	2	15	706	—	34
Real estate—home equity secured for personal purpose	408	—	18	174	—	8
Total	$45,290	$1,112	$641	$49,120	$1,239	$998

*
Includes interest income recognized on a cash basis for nonaccrual loans of $7 thousand and $37 thousand for the nine months ended September 30, 2016 and 2015, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.1 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Troubled Debt Restructured Loans

The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$50	$50	$—
Total	—	$—	$—	$—	1	$50	$50	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	1	$34	$34	$—	—	$—	$—	$—
Total	1	$34	$34	$—	—	$—	$—	$—

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Allowance
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,545	$1,545	$—	4	$1,140	$1,140	$71
Real estate—commercial real estate	—	—	—	—	1	405	405	—
Real estate—residential secured for business purpose	1	415	415	—	1	353	353	—
Total	2	$1,960	$1,960	$—	6	$1,898	$1,898	$71
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$122	$122	$22
Real estate—residential secured for personal purpose	1	34	34	—	—	—	—	—
Total	1	$34	$34	$—	1	$122	$122	$22

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three and nine months ended September 30, 2016 and 2015.

	Interest Only Term Extension		Temporary Payment Reduction		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended September 30, 2016
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	—	—	$—	1	$34	—	$—	1	$34
Total	—	$—	—	$—	1	$34	—	$—	1	$34
Three Months Ended September 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$50	1	$50
Total	—	$—	—	$—	—	$—	1	$50	1	$50
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—	—	$—
Nine Months Ended September 30, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	—	—	1	415
Total	1	$415	—	$—	—	$—	1	$1,545	2	$1,960
Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for personal purpose	—	$—	—	$—	1	$34	—	$—	1	$34
Total	—	$—	—	$—	1	$34	—	$—	1	$34
Nine Months Ended September 30, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$143	1	$500	2	$497	4	$1,140
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	—	—	1	353	—	—	—	—	1	353
Total	—	$—	2	$496	1	$500	3	$902	6	$1,898
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$122	—	$—	—	$—	1	$122
Total	—	$—	1	$122	—	$—	—	$—	1	$122
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	2	$219	—	$—	4	$419
Real estate—residential secured for personal purpose	1	34	—	—	1	34	—	—
Total	1	$34	2	$219	1	$34	4	$419

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Real estate-residential secured for personal purpose	$—	$313
Real estate-home equity secured for personal purpose	180	60
Total	$180	$373

The following presents foreclosed residential real estate property included in other real estate owned at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Foreclosed residential real estate *	$356	$—

* Includes $88 thousand of foreclosed residential real estate property included in other real estate owned which was acquired from Fox Chase on July 1, 2016.
Note 5. Goodwill and Other Intangible Assets
The Corporation has a covenants not to compete, core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the nine months ended September 30, 2016 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2015	$78,574	$15,434	$18,649	$112,657
Addition to goodwill from acquisitions	59,438	—	—	59,438
Balance at September 30, 2016	$138,012	$15,434	$18,649	$172,095
The following table reflects the components of intangible assets at the dates indicated:

	At September 30, 2016			At December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$103	$607	$—	$—	$—
Core deposit intangibles	6,788	702	6,086	1,520	276	1,244
Customer related intangibles	12,381	8,113	4,268	14,227	8,728	5,499
Mortgage servicing rights	13,748	7,581	6,167	12,233	6,356	5,877
Total amortized intangible assets	$33,627	$16,499	$17,128	$27,980	$15,360	$12,620
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$796
2017		2,829
2018		2,114
2019		1,565
2020		1,200
Thereafter		2,457

The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $7.4 million and $8.0 million at September 30, 2016 and December 31, 2015, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at September 30, 2016, and December 31, 2015.
Changes in the mortgage servicing rights balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning of period	$5,896	$5,696	$5,877	$5,509
Servicing rights capitalized	652	365	1,429	1,246
Acquired servicing rights	87	—	87	—
Amortization of servicing rights	(468)	(289)	(1,226)	(983)
Changes in valuation allowance	—	—	—	—
End of period	$6,167	$5,772	$6,167	$5,772
Mortgage loans serviced for others	$933,470	$848,160	$933,470	$848,160
There was no activity in the valuation allowance for the three and nine months ended September 30, 2016 and September 30, 2015.

The estimated amortization expense of mortgage servicing rights for the remainder of 2016 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2016		$281
2017		1,074
2018		898
2019		740
2020		607
Thereafter		2,567
Note 6. Income Taxes
At September 30, 2016 and December 31, 2015, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At September 30, 2016, the Corporation’s tax years 2013 through 2015 remain subject to federal examination as well as examination by state taxing jurisdictions.
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

Components of net periodic benefit cost (income) were as follows:

	Three Months Ended September 30,
	2016	2015	2016	2015
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$160	$193	$11	$15
Interest cost	516	488	23	28
Expected return on plan assets	(731)	(756)	—	—
Amortization of net actuarial loss	313	328	17	13
Accretion of prior service cost	(71)	(70)	—	—
Net periodic benefit cost	$187	$183	$51	$56

	Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$501	$579	$34	$44
Interest cost	1,553	1,463	89	83
Expected return on plan assets	(2,238)	(2,268)	—	—
Amortization of net actuarial loss	958	982	30	40
Accretion of prior service cost	(212)	(210)	—	—
Net periodic benefit cost	$562	$546	$153	$167
The Corporation contributed $2.0 million to its qualified retirement plan during the nine months ended September 30, 2016. The Corporation previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $117 thousand to its other postretirement benefit plans in 2016. During the nine months ended September 30, 2016, the Corporation contributed $120 thousand to its non-qualified retirement plans and $61 thousand to its other postretirement plans. During the nine months ended September 30, 2016, $1.9 million was paid to participants from the retirement plans and $61 thousand was paid to participants from the other postretirement plans.
Note 8. Borrowings
Short-term borrowings
Short-term borrowings consist of overnight borrowings and term borrowings with a remaining maturity of less than one year. Short-term borrowings are obtained from the Federal Home Loan Bank (FHLB) and correspondent banks. At September 30, 2016, short-term borrowings consisted of federal funds purchased of $125.0 million, borrowings with the FHLB of $64.0 million and customer repurchase agreements of $22.3 million. At December 31, 2015, short-term borrowings consisted of customer repurchase agreements of $24.2 million.
Long-term debt
At September 30, 2016, the Corporation had long-term debt with the FHLB of $61.5 million. These borrowings have contractual maturity dates in 2017 and 2018 and fixed interest rates with a weighted average interest rate of 0.87% at September 30, 2016. FHLB borrowings totaling $51.5 million have a "Call Date"; if the borrowing is called, the Corporation has the option to either pay off the borrowing without penalty or the fixed rate borrowing resets to a variable three-month LIBOR based rate. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities may differ from actual maturities.
At September 30, 2016, the Corporation had long-term debt under security repurchase agreements of $31.4 million. These borrowings have contractual maturity dates ranging from 2018 to 2020 with a weighted average interest rate of 0.81% at September 30, 2016. These borrowings are primarily variable based on the one-month LIBOR rate plus a spread; one borrowing for $5.3 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
The short-term borrowings and long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

Subordinated Debt
At September 30, 2016 and December 31, 2015, the Corporation had $94.0 million and $49.4 million, respectively, of long-term subordinated notes. On July 1, 2016, the Corporation completed the issuance of $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2016 Notes") due 2026 in a private placement transaction to institutional accredited investors.
The net proceeds of the offering, which approximated $44.5 million, will be used for general corporate purposes and to support both organic growth as well as potential acquisitions should such opportunities arise. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.
The 2016 Notes bear interest at an annual fixed rate of 5.00% from the date of issuance until June 30, 2021, or any early redemption date, with the first interest payment on the 2016 Notes occurring on December 30, 2016 and semi-annually thereafter each June 30 and December 30, to but excluding June 30, 2021. From and including June 30, 2021 to but excluding the maturity date of June 30, 2026 (or any early redemption date), the 2016 Notes will bear interest at an annual rate equal to three-month LIBOR rate plus 3.90%, payable quarterly in arrears on each March 30, June 30, September 30 and December 30. Beginning with the interest payment date of June 30, 2021, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2016 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2016 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2016 Notes, in whole but not in part, at any time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$58	$7,528	$12,587	$20,110
Net income allocated to unvested restricted stock	—	(57)	(102)	(150)
Net income allocated to common shares	$58	$7,471	$12,485	$19,960
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	26,274	19,337	21,720	19,537
Effect of dilutive securities—employee stock options	67	31	41	28
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	26,341	19,368	21,761	19,565
Basic earnings per share	$—	$0.39	$0.58	$1.02
Diluted earnings per share	$—	$0.39	$0.57	$1.02
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	279	565	612	550

Note 10. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	2,381	(382)	505	2,504
Balance, September 30, 2016	$1,789	$(667)	$(15,326)	$(14,204)
Balance, December 31, 2014	$1,711	$(157)	$(16,016)	$(14,462)
Net Change	(756)	(288)	527	(517)
Balance, September 30, 2015	$955	$(445)	$(15,489)	$(14,979)

Note 11. Derivative Instruments and Hedging Activities
Interest Rate Swaps
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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR . The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap, and therefore anticipates no portion of the net loss in accumulated other comprehensive loss will be reclassified into interest expense. To the extent there is ineffectiveness, the Corporation would record the ineffectiveness in interest expense. At September 30, 2016, approximately $252 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2016. At September 30, 2016, the notional amount of the interest rate swap was $18.7 million, with a negative fair value of $1.0 million. The Corporation has pledged cash of $1.3 million to the counterparty as collateral for the negative fair value.
The Corporation (through the acquisition of Fox Chase) has an interest rate swap classified as a fair value hedge with a current notional amount of $1.4 million to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Corporation pays a fixed rate of 5.83% and receives a floating rate based on the one-month LIBOR plus 350 basis points. The swap matures in October 2021. The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other noninterest income in the consolidated statements of operations.
The Corporation (through the acquisition of Fox Chase) has an interest rate swap with a current notional amount of $646 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
Credit Derivatives

The Corporation has agreements with third-party financial institutions whereby the third-party financial institution enters into interest rate derivative contracts and foreign currency swap contracts with loan customers referred to them by the Corporation. By the terms of the agreements, the third-party financial institution has recourse to the Corporation for any exposure created under each swap contract in the event the customer defaults on the swap agreement and the agreement is in a paying position to the third-party financial institution. These transactions represent credit derivatives and are a customary arrangement that allows the Corporation to provide access to interest rate and foreign currency swap transactions for customers without creating the swap. The Corporation records the fair value of credit derivatives in other liabilities on the consolidated balance sheets. The Corporation recognizes changes in the fair value of credit derivatives, net of any fees received, in other noninterest income in the consolidated statements of income.
At September 30, 2016, the Corporation (primarily through the acquisition of Fox Chase) has five variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $16.5 million, and remaining maturities ranging from three to 10 years. At September 30, 2016, the fair value of the swaps to the customers was a liability of $431 thousand and all swaps were in paying positions to the third-party financial institution.
At September 30, 2016, there were no material foreign currency swap transactions between the third-party institution and loan customers.
The maximum potential payments by the Corporation to the third-party financial institution under these credit derivatives are not estimable as they are contingent on future interest rates and exchange rates, and the agreement does not provide for a limitation of the maximum potential payment amount.
Mortgage Banking Derivatives
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2016 and December 31, 2015. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2016
Interest rate swap - cash flow hedge	$18,745		$—	Other Liabilities	$1,026
Interest rate swap - fair value hedge	1,437		—	Other Liabilities	90
Total	$20,182		$—		$1,116
At December 31, 2015
Interest rate swap - cash flow hedge	$19,269		$—	Other Liabilities	$438
Total	$19,269		$—		$438

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at September 30, 2016 and December 31, 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2016
Interest rate swap	$646		$—	Other Liabilities	$84
Credit derivatives	16,519		—	Other Liabilities	16
Interest rate locks with customers	57,665	Other Assets	2,175		—
Forward loan sale commitments	61,609		—	Other Liabilities	71
Total	$136,439		$2,175		$171
At December 31, 2015
Interest rate locks with customers	$34,450	Other Assets	$1,089		$—
Forward loan sale commitments	39,545		—	Other Liabilities	102
Total	$73,995		$1,089		$102

For the three and nine months ended September 30, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2016	2015	2016	2015
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$76	$95	$237	$286
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	—	—	—	—
Net loss		$(76)	$(95)	$(237)	$(286)

For the three and nine months ended September 30, 2016 and 2015, the amounts included in the consolidated statements of income for derivatives not designated as hedging instruments are shown in the table below:

	Statement of Income Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2016	2015	2016	2015
Credit derivatives	Other noninterest income	$21	$—	$21	$—
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	(257)	339	1,086	476
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	439	(321)	31	(72)
Total		$203	$18	$1,138	$404

At September 30, 2016 and December 31, 2015, the amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments are shown in the table below:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At September 30, 2016	At December 31, 2015
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(667)	$(285)
Total		$(667)	$(285)

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
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis, the Corporation has its security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at September 30, 2016.
Derivative Financial Instruments
The fair values of derivative financial instruments are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. Interest rate swaps and mortgage banking derivative financial instruments are classified within Level 2 of the valuation hierarchy. Credit derivatives are valued based on credit worthiness of the underlying borrower which is a significant unobservable input and therefore classified in Level 3 of the valuation hierarchy.

Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $160 thousand at September 30, 2016.

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
For the Sterner Insurance Associates acquisition, the potential remaining cash payment that could result from the contingent consideration arrangement range from $0 to a maximum of $2.6 million based on the results for the twelve-month period June 30 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
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
The following table presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, classified using the fair value hierarchy:

	At September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$37,514	$—	$37,514
State and political subdivisions	—	92,472	—	92,472
Residential mortgage-backed securities	—	200,448	—	200,448
Collateralized mortgage obligations	—	5,016	—	5,016
Corporate bonds	—	111,447	—	111,447
Money market mutual funds	12,661	—	—	12,661
Equity securities	811	—	—	811
Total available-for-sale securities	13,472	446,897	—	460,369
Loans*	—	—	2,234	2,234
Interest rate locks with customers*	—	2,175	—	2,175
Total assets	$13,472	$449,072	$2,234	$464,778
Liabilities:
Contingent consideration liability	$—	$—	$3,911	$3,911
Interest rate swaps*	—	1,200	—	1,200
Credit derivatives*	—	—	16	16
Forward loan sale commitments*	—	71	—	71
Total liabilities	$—	$1,271	$3,927	$5,198

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,887	$—	$—	$4,887
U.S. government corporations and agencies	—	102,156	—	102,156
State and political subdivisions	—	102,032	—	102,032
Residential mortgage-backed securities	—	13,354	—	13,354
Collateralized mortgage obligations	—	3,133	—	3,133
Corporate bonds	—	86,675	—	86,675
Money market mutual funds	16,726	—	—	16,726
Equity securities	807	—	—	807
Total available-for-sale securities	22,420	307,350	—	329,770
Interest rate locks with customers*	—	1,089	—	1,089
Total assets	$22,420	$308,439	$—	$330,859
Liabilities:
Contingent consideration liability	$—	$—	$5,577	$5,577
Interest rate swaps*	—	438	—	438
Forward loan sale commitments*	—	102	—	102
Total liabilities	$—	$540	$5,577	$6,117
* Such financial instruments are recorded at fair value as further described in Note 11 - Derivative Instruments.
The following table includes a rollfoward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2016. These loans and credit derivatives were acquired from Fox Chase on July 1, 2016.

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at September 30, 2016
Loans	$—	$2,313	$—	$(32)	$—	$(47)	$2,234
Credit derivatives	—	(20)	—	—	—	4	(16)
Net total	$—	$2,293	$—	$(32)	$—	$(43)	$2,218
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2016
Sterner Insurance Associates	$1,144	$—	$1,325	$501	$320
Girard Partners	4,241	—	934	284	3,591
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$2,519	$853	$3,911

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at September 30, 2015
Sterner Insurance Associates	$680	$1,525	$1,751	$535	$989
Girard Partners	5,503	$—	$620	$(102)	4,781
John T. Fretz Insurance Agency	358	—	260	88	186
Total contingent consideration liability	$6,541	$1,525	$2,631	$521	$5,956
*Includes adjustments during the measurement period in accordance with ASC Topic 805.
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

	At September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$38,974	$38,974
Total	$—	$—	$38,974	$38,974

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$48,611	$48,611
Total	$—	$—	$48,611	$48,611

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at September 30, 2016 and December 31, 2015. The disclosed fair values are classified using the fair value hierarchy.

	At September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$56,653	$—	$—	$56,653	$56,653
Held-to-maturity securities	—	23,851	—	23,851	23,844
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	17,236
Loans held for sale	—	3,865	—	3,865	3,844
Net loans and leases held for investment	—	—	3,101,916	3,101,916	3,132,504
Mortgage servicing rights	—	—	7,409	7,409	6,167
Other real estate owned	—	6,041	—	6,041	6,041
Total assets	$56,653	$33,757	$3,109,325	$3,199,735	$3,246,289
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,527,277	$—	$—	$2,527,277	$2,527,277
Time deposits	—	653,887	—	653,887	651,232
Total deposits	2,527,277	653,887	—	3,181,164	3,178,509
Short-term borrowings	—	211,105	—	211,105	211,379
Long-term debt		92,518		92,518	92,935
Subordinated notes	—	95,488	—	95,488	94,027
Total liabilities	$2,527,277	$1,052,998	$—	$3,580,275	$3,576,850
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,147)	$—	$(2,147)	$—

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$60,799	$—	$—	$60,799	$60,799
Held-to-maturity securities	—	41,061	—	41,061	40,990
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	8,880
Loans held for sale	—	4,708	—	4,708	4,680
Net loans and leases held for investment	—	—	2,099,082	2,099,082	2,112,774
Mortgage servicing rights	—	—	8,047	8,047	5,877
Other real estate owned	—	1,276	—	1,276	1,276
Total assets	$60,799	$47,045	$2,107,129	$2,214,973	$2,235,276
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,939,954	$—	$—	$1,939,954	$1,939,954
Time deposits	—	455,527	—	455,527	454,406
Total deposits	1,939,954	455,527	—	2,395,481	2,394,360
Short-term borrowings	—	22,302	—	22,302	24,211
Subordinated notes	$—	$50,375	$—	$50,375	$49,377
Total liabilities	$1,939,954	$528,204	$—	$2,468,158	$2,467,948
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,788)	$—	$(1,788)	$—

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
Federal Home Loan Bank, Federal Reserve Bank and other stock: It is not practical to determine the fair values of Federal Home Loan Bank, Federal Reserve Bank and other stock, due to restrictions placed on their transferability.
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at September 30, 2016 and December 31, 2015.
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
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At September 30, 2016, impaired loans held for investment had a carrying amount of $39.0 million with a valuation allowance of $5 thousand. At December 31, 2015, impaired loans held for investment had a carrying amount of $48.9 million with a valuation allowance of $322 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At September 30, 2016 and December 31, 2015, mortgage servicing rights had a carrying amount of $6.2 million and $5.9 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the nine months ended September 30, 2016, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis. Other real estate owned is classified within Level 2 of the valuation hierarchy.
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
Long-term debt: The fair value of long-term debt is estimated by using discounted cash flow analysis, based on current market rates for debt with similar terms and remaining maturities. Long-term debt is classified within Level 2 in the fair value hierarchy.
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
Note 13. Segment Reporting
At September 30, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. At September 30, 2016, these segments meet the quantitative thresholds for separate disclosure as a business segment. Non-reportable segments include the parent holding company and intercompany eliminations, and are included in the "Other" segment.
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
The following table provides total assets by reportable operating segment as of the dates indicated.

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	At September 30, 2015
Banking	$4,045,419	$2,797,746	$2,773,279
Wealth Management	32,721	33,950	32,793
Insurance	23,830	24,436	23,825
Other	38,474	23,319	21,671
Consolidated assets	$4,140,444	$2,879,451	$2,851,568

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$36,697	$1	$—	$7	$36,705
Interest expense	3,836	—	—	—	3,836
Net interest income	32,861	1	—	7	32,869
Provision for loan and lease losses	1,415	—	—	—	1,415
Noninterest income	5,802	4,902	3,396	37	14,137
Intangible expenses	455	231	220	—	906
Acquisition-related and integration costs and restructuring charges	14,156	—	—	(92)	14,064
Other noninterest expense	23,528	3,437	2,906	2,225	32,096
Intersegment (revenue) expense*	(292)	133	159	—	—
(Expense) income before income taxes	(599)	1,102	111	(2,089)	(1,475)
Income tax (benefit) expense	(1,375)	413	61	(632)	(1,533)
Net income (loss)	$776	$689	$50	$(1,457)	$58
Capital expenditures	$2,814	$5	$9	$672	$3,500

	Three Months Ended
	September 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,695	$—	$—	$9	$25,704
Interest expense	2,220	—	—	—	2,220
Net interest income	23,475	—	—	9	23,484
Provision for loan and lease losses	670	—	—	—	670
Noninterest income	4,813	4,628	3,345	(50)	12,736
Intangible expenses	73	240	397	—	710
Acquisition-related and integration costs and restructuring charges	—	—	—	—	—
Other noninterest expense	18,335	3,170	2,712	316	24,533
Intersegment (revenue) expense*	(554)	259	295	—	—
Income (expense) before income taxes	9,764	959	(59)	(357)	10,307
Income tax expense (benefit)	2,495	368	(44)	(40)	2,779
Net income (loss)	$7,269	$591	$(15)	$(317)	$7,528
Capital expenditures	$3,502	$1	$6	$138	$3,647

	Nine Months Ended
	September 30, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$88,526	$4	$—	$21	$88,551
Interest expense	8,210	—	—	288	8,498
Net interest income	80,316	4	—	(267)	80,053
Provision for loan and lease losses	2,571	—	—	—	2,571
Noninterest income	15,842	14,286	11,736	105	41,969
Intangible expenses	588	838	1,246	—	2,672
Acquisition-related and integration costs and restructuring charges	14,204	—	—	1,265	15,469
Other noninterest expense	61,955	9,742	8,962	4,751	85,410
Intersegment (revenue) expense*	(1,282)	563	719	—	—
Income (expense) before income taxes	18,122	3,147	809	(6,178)	15,900
Income tax expense (benefit)	3,273	1,191	357	(1,508)	3,313
Net income (loss)	$14,849	$1,956	$452	$(4,670)	$12,587
Capital expenditures	$6,134	$29	$30	$1,501	$7,694

	Nine Months Ended
	September 30, 2015
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$76,211	$—	$—	$25	$76,236
Interest expense	5,787	—	—	—	5,787
Net interest income	70,424	—	—	25	70,449
Provision for loan and lease losses	2,885	—	—	—	2,885
Noninterest income	13,840	14,216	11,138	43	39,237
Intangible expenses	220	719	1,450	—	2,389
Acquisition-related and integration costs and restructuring charges	1,986	—	—	1,647	3,633
Other noninterest expense	57,389	9,184	8,064	(1,173)	73,464
Intersegment (revenue) expense*	(1,583)	676	907	—	—
Income (expense) before income taxes	23,367	3,637	717	(406)	27,315
Income tax expense	5,471	1,405	282	47	7,205
Net income (loss)	$17,896	$2,232	$435	$(453)	$20,110
Capital expenditures	$6,020	$9	$53	$216	$6,298
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage utilized.

Note 14. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced in April 2015, six financial centers were closed in September 2015 that operated in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015 and related to the Banking business segment. The Corporation negotiated more favorable lease termination agreements on two of the properties during 2016 resulting in a reversal in the accrual of $152 thousand.
During the third quarter of 2016 the Corporation closed one financial center resulting in accruing a loss of $67 thousand; as a result of the Fox Chase acquisition and in an effort to optimize market visibility, financial centers which operate in close proximity to other centers are being analyzed.
A roll-forward of the accrued restructuring expense for the nine months ended September 30, 2016 is as follows:

(Dollars in thousands)	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2016	$228	$834	$1,062
Restructuring charges (recoveries)	45	(130)	(85)
Payments	—	(683)	(683)
Accelerated depreciation	—	—	—
Accrued at September 30, 2016	$273	$21	$294

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These and other risk factors are more fully described in this report and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 under the section entitled "Item 1A -- Risk Factors," and from time to time in other filings made by the Corporation with the SEC.
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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net income	$58	$7,528	$(7,470)	(99)%	$12,587	$20,110	$(7,523)	(37)%
Net income per share:
Basic	$—	$0.39	$(0.39)	N/M	$0.58	$1.02	$(0.44)	(43)
Diluted	—	0.39	(0.39)	N/M	0.57	1.02	(0.45)	(44)
Return on average assets	0.01%	1.06%	(1.05)	(99 BP)	0.51%	0.98%	(0.47)	(48 BP)
Return on average equity	0.05%	8.36%	(8.31)	(99 BP)	4.07%	7.48%	(3.41)	(46 BP)

The Corporation reported net income of $58 thousand or $0.00 diluted earnings per share for the three months ended September 30, 2016, compared to reported net income of $7.5 million or $0.39 diluted earnings per share for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $12.6 million or $0.57 diluted earnings per share, compared to $20.1 million or $1.02 for the comparable period in the prior year. The financial results for the three and nine months ended September 30, 2016 included $9.2 million and $10.6 million, net of tax, respectively, of acquisition and integration related costs associated with the merger with Fox Chase Bancorp (Fox Chase) or a total of $0.35 and $0.48, respectively, of diluted earnings per share. The nine months ended September 30, 2015 included $2.4 million, net of tax, respectively, of integration and acquisition-related costs and restructuring charges incurred during the first and second quarter, or $0.12 of diluted earnings per share. The current quarter is the first reporting period reflecting financial results inclusive of Fox Chase which the Corporation acquired on July 1, 2016. On September 12, 2016, the Corporation completed the Fox Chase system conversion, moving all operations to the Corporation and providing all customers with access to an expanded financial center and ATM network.

Net interest income on a tax-equivalent basis for the three months ended September 30, 2016 was $34.3 million, an increase of $9.5 million compared to the same period in 2015. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2016 was $84.1 million, an increase of $9.7 million compared to the same period in 2015. The net interest margin on a tax-equivalent basis for the third quarter of 2016 was 3.68%, compared to 3.89% for the third quarter of 2015.The increase in net interest income and decrease in net interest margin during the third quarter of 2016 was mainly due to the impact of the Fox Chase Bank acquisition, which included a full quarter of average net interest-earning assets acquired. The favorable impact of acquisition accounting adjustments was 7 basis points for the three months ended September 30, 2016 compared to 8 basis points for the same period in the prior year.

The provision for loan and lease losses for the three months ended September 30, 2016 was $1.4 million, compared to $670 thousand for the same period in 2015. The increase in the provision during 2016 was primarily due to organic loan growth and $1.7 million of net charge-offs. The provision for loan and lease losses for the nine months ended September 30, 2016 was $2.6 million, compared to $2.9 million for the same period in 2015.

Noninterest income for the three months ended September 30, 2016 was $14.1 million, an increase of $1.4 million, or 11.0% from the same period in the prior year. Noninterest income for the nine months ended September 30, 2016 was $42.0 million, an increase of $2.7 million, or 7.0% from the same period in the prior year. The increases were mainly due to increases in the net gain on mortgage banking activities resulting from higher volume of mortgage closings and increases in bank owned life insurance income resulting from purchases of policies, policies acquired from Fox Chase and transfers of policies to a higher yielding account structure.

Noninterest expense for the three months ended September 30, 2016 was $47.1 million, an increase of $21.8 million, or 86.4% from the same period in the prior year. Noninterest expense for the nine months ended September 30, 2016 was $103.6 million, an increase of $24.1 million, or 30.3% from the same period in the prior year. Acquisition and integration costs related to the Fox Chase merger were $14.1 million for the three months ended September 30, 2016 and $15.6 million for the nine months ended September 30, 2016. Acquisition, integration and restructuring costs related to the Valley Green merger and new financial center model were $3.6 million for the nine months ended September 30, 2015. Salaries and benefit expense increased $4.7 million and $7.7 million for the three months and nine months ended September 30, 2016, respectively, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $544 thousand for the three months and $365 thousand for the nine months ended September 30, 2016, primarily due to higher premises expense related to Fox Chase locations. Data processing expense increased $955 thousand for the three months and $1.6 million for the nine months ended September 30, 2016 due to increased investments in computer software as well as a full quarter of Fox Chase processing expense.

Gross loans and leases held for investment increased $1.0 billion from December 31, 2015, including $776.3 million of loans acquired from Fox Chase. Organic loan growth, which excludes the loans acquired from Fox Chase at June 30, 2016 was $69.1 million or 2.2% (not annualized) from June 30, 2016 and $235.1 million or 8.0% (not annualized) from December 31, 2015. The growth in loans was primarily in commercial business, commercial real estate and residential real estate loans. Loan growth in 2016 resulted from new and existing customer relationships and Univest’s strategic move to expand its presence and hire a lending team in Lancaster County to seize opportunities as a result of market disruption caused by other bank acquisitions. Loan growth also resulted from opportunities brought by Univest’s new lending talent in its core market and through the acquisition of Fox Chase.

Deposits increased $784.1 million from December 31, 2015, primarily due to $738.3 million of deposits acquired from Fox Chase. Organic deposit growth, which excludes the Fox Chase deposits at June 30, 2016, was $63.2 million, or 2.0% (not annualized) from June 30, 2016 and $45.9 million or 1.5% (not annualized) from December 31, 2015. Total borrowings increased $187.2 million from December 31, 2015.

The Corporation and the Bank continue to remain well-capitalized at September 30, 2016. Total risk-based capital at September 30, 2016 was 12.64% for the Corporation and 11.80% for the Bank, well in excess of the regulatory minimum for well-capitalized status of 10.00%.

Details of the changes in the various components of net income and the balance sheet are further discussed in the sections that follow.

Merger with Fox Chase Bancorp

On July 1, 2016, the Corporation completed the merger with Fox Chase Bancorp (Fox Chase), parent company of Fox Chase Bank with an aggregate value of approximately $242.2 million based on the Corporation's June 30, 2016 closing share price. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes.

The fair value of total assets acquired as a result of the merger totaled $1.1 billion, loans totaled $776.3 million and deposits totaled $738.3 million. The Corporation's presence expanded in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Cape May county in New Jersey, complementing and expanding the Corporation's existing network of financial centers. Note 2 to the Consolidated Financial Statements, "Acquisition" provides detailed financial information related to the transaction.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity for the three and nine months ended September 30, 2016 and 2015. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
Three and nine months ended September 30, 2016 versus 2015
Net interest income on a tax-equivalent basis for the three months ended September 30, 2016 was $34.3 million, an increase of $9.5 million compared to the same period in 2015. Net interest income on a tax-equivalent basis for the nine months ended September 30, 2016 was $84.1 million, an increase of $9.7 million compared to the same period in 2015. The net interest margin on a tax-equivalent basis for the third quarter of 2016 was 3.68%, compared to 3.89% for the third quarter of 2015.The tax-equivalent net interest margin for the nine months ended September 30, 2016 was 3.82% compared to 4.02% for the nine months ended September 30, 2015. The increase in net interest income and decrease in net interest margin during the third quarter of 2016 were both primarily due to the impact of the Fox Chase acquisition, which included a full quarter of average net interest-earning assets acquired and related net interest income. The favorable impact of acquisition accounting adjustments was 7 basis points for the three months ended September 30, 2016 compared to 8 basis points for the same period in the prior year. The favorable impact of acquisition accounting adjustments was 5 basis points for the nine months ended September 30, 2016 compared to 11 basis points for the same period in the prior year.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$16,248	$14	0.34%	$50,514	$21	0.16%
U.S. government obligations	43,622	125	1.14	119,712	345	1.14
Obligations of states and political subdivisions	96,581	1,030	4.24	109,300	1,335	4.85
Other debt and equity securities	363,587	1,358	1.49	139,825	859	2.44
Federal funds sold and other earning assets (1)	18,987	321	6.73	8,998	119	5.25
Total interest-earning deposits, investments, federal funds sold and other earning assets	539,025	2,848	2.10	428,349	2,679	2.48
Commercial, financial and agricultural loans	674,569	6,571	3.88	423,912	4,219	3.95
Real estate—commercial and construction loans	1,382,947	15,816	4.55	857,181	9,942	4.60
Real estate—residential loans	710,814	7,887	4.41	509,599	5,786	4.50
Loans to individuals	31,416	415	5.26	28,957	388	5.32
Municipal loans and leases	288,391	3,030	4.18	205,302	2,450	4.73
Lease financings	76,136	1,547	8.08	73,056	1,555	8.44
Gross loans and leases	3,164,273	35,266	4.43	2,098,007	24,340	4.60
Total interest-earning assets	3,703,298	38,114	4.09	2,526,356	27,019	4.24
Cash and due from banks	40,835			35,419
Reserve for loan and lease losses	(17,110)			(20,494)
Premises and equipment, net	61,361			40,852
Other assets	359,084			222,445
Total assets	$4,147,468			$2,804,578
Liabilities:
Interest-bearing checking deposits	$389,079	114	0.12	$375,362	77	0.08
Money market savings	483,579	428	0.35	361,530	318	0.35
Regular savings	793,644	352	0.18	590,331	134	0.09
Time deposits	606,561	1,187	0.78	463,524	1,014	0.87
Total time and interest-bearing deposits	2,272,863	2,081	0.36	1,790,747	1,543	0.34
Short-term borrowings	229,282	276	0.48	30,520	10	0.13
Long-term debt	93,188	218	0.93	—	—	—
Subordinated notes (2)	94,035	1,261	5.33	49,321	667	5.37
Total borrowings	416,505	1,755	1.68	79,841	677	3.36
Total interest-bearing liabilities	2,689,368	3,836	0.57	1,870,588	2,220	0.47
Noninterest-bearing deposits	904,197			534,302
Accrued expenses and other liabilities	47,439			42,538
Total liabilities	3,641,004			2,447,428
Shareholders’ Equity:
Common stock	144,559			110,271
Additional paid-in capital	229,319			120,770
Retained earnings and other equity	132,586			126,109
Total shareholders’ equity	506,464			357,150
Total liabilities and shareholders’ equity	$4,147,468			$2,804,578
Net interest income		$34,278			$24,799
Net interest spread			3.52			3.77
Effect of net interest-free funding sources			0.16			0.12
Net interest margin			3.68%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.70%			135.06%

(1) Other earning assets include Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost.
(2) The interest rate on subordinated notes is calculated on a 30/360 day basis with a weighted average note rate of 5.05% and 5.10% for the three months ended September 30, 2016 and 2015, respectively. The balance is net of debt issuance costs which are amortized to interest expense.

Notes:     For rate calculation purposes, average loan and lease categories include unearned discount.

Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended September 30, 2016 and 2015 have been calculated using the
Corporation’s federal applicable rate of 35%.

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$14,514	$51	0.47%	$25,957	$37	0.19%
U.S. government obligations	61,231	551	1.20	129,646	1,075	1.11
Obligations of states and political subdivisions	99,617	3,251	4.36	107,807	4,011	4.97
Other debt and equity securities	222,427	3,394	2.04	137,747	2,267	2.20
Federal funds sold and other earning assets (1)	14,956	573	5.12	10,256	402	5.24
Total interest-earning deposits, investments, federal funds sold and other earning assets	412,745	7,820	2.53	411,413	7,792	2.53
Commercial, financial and agricultural loans	508,195	14,717	3.87	426,997	12,951	4.06
Real estate—commercial and construction loans	1,057,379	35,841	4.53	841,930	29,486	4.68
Real estate—residential loans	603,900	20,004	4.42	488,646	16,789	4.59
Loans to individuals	30,402	1,222	5.37	29,570	1,184	5.35
Municipal loans and leases	253,925	8,378	4.41	204,748	7,318	4.78
Lease financings	75,538	4,613	8.16	71,368	4,673	8.75
Gross loans and leases	2,529,339	84,775	4.48	2,063,259	72,401	4.69
Total interest-earning assets	2,942,084	92,595	4.20	2,474,672	80,193	4.33
Cash and due from banks	35,070			32,768
Reserve for loan and lease losses	(17,223)			(20,983)
Premises and equipment, net	49,451			40,618
Other assets	272,087			218,692
Total assets	$3,281,469			$2,745,767
Liabilities:
Interest-bearing checking deposits	$380,780	273	0.10	$364,006	190	0.07
Money market savings	394,532	1,090	0.37	360,473	857	0.32
Regular savings	688,630	725	0.14	578,478	392	0.09
Time deposits	467,192	2,984	0.85	456,726	2,966	0.87
Total time and interest-bearing deposits	1,931,134	5,072	0.35	1,759,683	4,405	0.33
Short-term borrowings	103,974	599	0.77	40,902	33	0.11
Long-term debt	31,290	218	0.93	—	—	—
Subordinated notes (2)	64,395	2,609	5.41	33,411	1,349	5.40
Total borrowings	199,659	3,426	2.29	74,313	1,382	2.49
Total interest-bearing liabilities	2,130,793	8,498	0.53	1,833,996	5,787	0.42
Noninterest-bearing deposits	694,165			509,002
Accrued expenses and other liabilities	43,163			43,312
Total liabilities	2,868,121			2,386,310
Shareholders’ Equity:
Common stock	121,784			110,271
Additional paid-in capital	157,334			120,409
Retained earnings and other equity	134,230			128,777
Total shareholders’ equity	413,348			359,457
Total liabilities and shareholders’ equity	$3,281,469			$2,745,767
Net interest income		$84,097			$74,406
Net interest spread			3.67			3.91
Effect of net interest-free funding sources			0.15			0.11
Net interest margin			3.82%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.07%			134.93%

(1) Other earning assets include Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost.
(2) The interest rate on subordinated notes is calculated on a 30/360 day basis with a weighted average note rate of 5.08% and 5.10% for the nine months ended September 30, 2016 and 2015, respectively. The balance is net of debt issuance costs which are amortized to interest expense.

Notes:	For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.

Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the nine months ended September 30, 2016 and 2015 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine Months Ended
	September 30, 2016 Versus 2015			September 30, 2016 Versus 2015
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(20)	$13	$(7)	$(21)	$35	$14
U.S. government obligations	(220)	—	(220)	(605)	81	(524)
Obligations of states and political subdivisions	(146)	(159)	(305)	(291)	(469)	(760)
Other debt and equity securities	940	(441)	499	1,303	(176)	1,127
Federal funds sold and other earning assets	161	41	202	180	(9)	171
Interest on deposits, investments, federal funds sold and other earning assets	715	(546)	169	566	(538)	28
Commercial, financial and agricultural loans	2,429	(77)	2,352	2,392	(626)	1,766
Real estate—commercial and construction loans	5,984	(110)	5,874	7,328	(973)	6,355
Real estate—residential loans	2,220	(119)	2,101	3,853	(638)	3,215
Loans to individuals	31	(4)	27	34	4	38
Municipal loans and leases	893	(313)	580	1,659	(599)	1,060
Lease financings	62	(70)	(8)	265	(325)	(60)
Interest and fees on loans and leases	11,619	(693)	10,926	15,531	(3,157)	12,374
Total interest income	12,334	(1,239)	11,095	16,097	(3,695)	12,402
Interest expense:
Interest-bearing checking deposits	3	34	37	8	75	83
Money market savings	110	—	110	88	145	233
Regular savings	56	162	218	85	248	333
Time deposits	287	(114)	173	77	(59)	18
Interest on time and interest-bearing deposits	456	82	538	258	409	667
Short-term borrowings	188	78	266	116	450	566
Long-term debt	218	—	218	218	—	218
Subordinated notes	599	(5)	594	1,258	2	1,260
Interest on borrowings	1,005	73	1,078	1,592	452	2,044
Total interest expense	1,461	155	1,616	1,850	861	2,711
Net interest income	$10,873	$(1,394)	$9,479	$14,247	$(4,556)	$9,691

Interest Income
Three and nine months ended September 30, 2016 versus 2015
Interest income on a tax-equivalent basis for the three months ended September 30, 2016 was $38.1 million, an increase of $11.1 million from the same period in 2015. Interest income on a tax-equivalent basis for the nine months ended September 30, 2016 was $92.6 million, an increase of $12.4 million from the same period in 2015. The increases were mainly due to the impact of the Fox Chase acquisition which included a full quarter of average interest-earning assets acquired and the related interest income. In addition, the positive benefit of interest income due to loan growth in commercial real estate, residential real estate and municipal loans was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment. The net accretion of acquisition accounting fair value adjustments had no impact on the yield on total interest-earning assets for the three months ended September 30, 2016 compared to a favorable impact of 7 basis points for the same period in the prior year. The favorable impact of acquisition accounting adjustments was 1 basis point on total interest-earning assets for the nine months ended September 30, 2016 compared to 8 basis points for the same period in the prior year.
Interest Expense
Three and nine months ended September 30, 2016 versus 2015
Interest expense for the three months ended September 30, 2016 was $3.8 million, an increase of $1.6 million from the same period in 2015. Interest expense for the nine months ended September 30, 2016 was $8.5 million, an increase of $2.7 million from the same period in 2015. The increases were mainly due to the impact of the Fox Chase acquisition which included a full quarter of average interest-bearing liabilities assumed and the related interest expense. Interest expense also included the subordinated debt issuance of $45.0 million on July 1, 2016 and $50.0 million on March 30, 2015 which increased quarterly interest expense by $594 thousand and year-to-date interest expense by $1.3 million over the same periods in the prior year. The net amortization of acquisition accounting fair value adjustments related to acquisitions favorably impacted the rate on total interest-bearing liabilities by 10 basis points for the three months September 30, 2016 compared to 2 basis points for the same period in the prior year. The favorable impact of acquisition accounting adjustments was 5 basis points on total interest-bearing liabilities for the nine months ended September 30, 2016 compared to 3 basis points for the same period in the prior year.
Provision for Loan and Lease Losses
The reserve for loan and lease losses is determined through a periodic evaluation that takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Loans are also reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Any of the above criteria may cause the reserve to fluctuate. The provision for loan and lease losses for the three months ended September 30, 2016 was $1.4 million compared to $670 thousand for the same period in 2015. The increase in the provision was primarily due to organic loan growth and $1.7 million of net charge-offs. The provision for loan and lease losses for the nine months ended September 30, 2016 was $2.6 million compared to $2.9 million for the same period in 2015.
Noninterest Income
Noninterest income consists of trust fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities, and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage, non-customer debit card fees at the Bank's ATM, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Trust fee income	$1,958	$1,904	$54	3%	$5,820	$5,878	$(58)	(1)%
Service charges on deposit accounts	1,344	1,069	275	26	3,398	3,171	227	7
Investment advisory commission and fee income	2,864	2,687	177	7	8,292	8,190	102	1
Insurance commission and fee income	3,267	3,232	35	1	11,328	10,812	516	5
Other service fee income	2,006	1,956	50	3	5,787	5,387	400	7
Bank owned life insurance income	711	306	405	N/M	1,716	870	846	97
Net gain on sales of investment securities	30	296	(266)	(90)	487	568	(81)	(14)
Net gain on mortgage banking activities	2,006	1,123	883	79	4,935	3,748	1,187	32
Other (losses) income	(49)	163	(212)	N/M	206	613	(407)	(66)
Total noninterest income	$14,137	$12,736	$1,401	11%	$41,969	$39,237	$2,732	7%

Three and nine months ended September 30, 2016 versus 2015
Noninterest income for the three months ended September 30, 2016 was $14.1 million, an increase of $1.4 million or 11.0% from the same period in the prior year. Noninterest income for the nine months ended September 30, 2016 was $42.0 million, an increase of $2.7 million or 7.0% from the same period in the prior year. Service charges on deposits increased $275 thousand or 25.7% for the three months and $227 thousand or 7.2% for the nine months ended September 30, 2016, mostly due to fees on deposit accounts acquired from Fox Chase. Insurance commission and fee income increased $516 thousand or 4.8% for the nine months ended September 30, 2016, primarily due to an increase in contingent commission income and growth in the group life and health and commercial product lines. Bank owned life insurance income increased $405 thousand for the three months and $846 thousand for the nine months ended September 30, 2016 mainly due to $26.1 million of policies acquired from Fox Chase which generated $208 thousand of income during the third quarter of 2016, the purchase of policies totaling $8.0 million during the third quarter of 2015, and the transfer of policies totaling $9.8 million during the second and fourth quarters of 2015 to a higher yielding account structure. The net gain on mortgage banking activities increased $883 thousand for the three months and $1.2 million for the nine months ended September 30, 2016, mainly due to increases in mortgage volume during the second and third quarters of 2016. Mortgage volume closings increased $32.8 million or 65.5% for the three months ended September 30, 2016 and $33.4 million or 21.7% for the nine months ended September 30, 2016, compared to the same periods in 2015.
Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, data processing, professional services, intangible expenses, acquisition-related costs, integration costs and restructuring charges and other expenses.

The following table presents noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and benefits	$16,710	$11,970	$4,740	40%	$44,972	$37,241	$7,731	21%
Commissions	2,485	2,174	311	14	6,743	6,143	600	10
Net occupancy	2,482	2,093	389	19	6,669	6,486	183	3
Equipment	942	787	155	20	2,468	2,286	182	8
Data processing	2,169	1,214	955	79	4,980	3,416	1,564	46
Professional fees	1,322	1,096	226	21	3,289	2,969	320	11
Marketing and advertising	345	583	(238)	(41)	1,396	1,494	(98)	(7)
Deposit insurance premiums	327	433	(106)	(24)	1,192	1,267	(75)	(6)
Intangible expenses	906	710	196	28	2,672	2,389	283	12
Acquisition-related costs	8,784	—	8,784	N/M	10,156	507	9,649	N/M
Integration costs	5,365	—	5,365	N/M	5,398	1,484	3,914	N/M
Restructuring (recoveries) charges	(85)	—	(85)	N/M	(85)	1,642	(1,727)	N/M
Other expense	5,314	4,183	1,131	27	13,701	12,162	1,539	13
Total noninterest expense	$47,066	$25,243	$21,823	86%	$103,551	$79,486	$24,065	30%

Three and nine months ended September 30, 2016 versus 2015
Noninterest expense for the three months ended September 30, 2016 was $47.1 million, an increase of $21.8 million or 86.4% from the same period in the prior year. Noninterest expense for the nine months ended September 30, 2016 was $103.6 million, an increase of $24.1 million or 30.3% from the same period in the prior year. Acquisition and integration costs related to the Fox Chase merger were $14.1 million for the three months ended September 30, 2016 and $15.6 million for the nine months ended September 30, 2016. Acquisition, integration and restructuring costs related to the Valley Green merger and new financial center model were $3.6 million for the nine months ended September 30, 2015. Salaries and benefit expense increased $4.7 million for the three months and $7.7 million for the nine months ended September 30, 2016, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Commission expense increased $311 thousand for the three months and $600 thousand for the nine months ended September 30, 2016, mostly due to commissions paid on increased mortgage banking and insurance revenue. Premises and equipment expenses increased $544 thousand for the three months and $365 thousand for the nine months ended September 30, 2016, primarily due to higher premises expense related to Fox Chase locations. Data processing expense increased $955 thousand for the three months and $1.6 million for the nine months ended September 30, 2016 due to increased investments in computer software as well as a full quarter of Fox Chase processing expense. Other noninterest expense increased primarily due to expenses related to Fox Chase operations, loan workout fees and other loan processing fees, real estate owned expense and other operating expenses.
Tax Provision
The provision for income taxes for the three months ended September 30, 2016 and 2015 was a benefit of $1.5 million and expense of $2.8 million, at effective rates of 104% and 27%, respectively. The provision for income taxes for the nine months ended September 30, 2016 and 2015 was $3.3 million and $7.2 million at effective rates of 21% and 26%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance partially offset by non-deductible merger expenses. The decrease in the average effective tax rate from the prior year is mainly due a reduction in taxable income (primarily due to taxable acquisition-related and integration expenses of $14.1 million.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At September 30, 2016	At December 31, 2015	Change
(Dollars in thousands)			Amount	Percent
Cash, interest-earning deposits and federal funds sold	$56,653	$60,799	$(4,146)	(7)%
Investment securities	484,213	370,760	113,453	31
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	17,236	8,880	8,356	94
Loans held for sale	3,844	4,680	(836)	(18)
Loans and leases held for investment	3,190,361	2,179,013	1,011,348	46
Reserve for loan and lease losses	(16,899)	(17,628)	729	4
Premises and equipment, net	62,132	42,156	19,976	47
Goodwill and other intangibles, net	189,223	125,277	63,946	51
Bank owned life insurance	99,395	71,560	27,835	39
Accrued interest receivable and other assets	54,286	33,954	20,332	60
Total assets	$4,140,444	$2,879,451	$1,260,993	44%

Investment Securities
The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create more economically beneficial returns on these investments, and to collateralize public fund deposits and certain long-term debt. The securities portfolio consists primarily of U.S. Government agencies, municipals, residential mortgage-backed securities and corporate bonds.
Total investments at September 30, 2016 increased $113.5 million from December 31, 2015. Securities acquired from Fox Chase of $230.7 million, purchases of $58.8 million and increases in the fair value of available-for-sale investment securities of $3.7 million were partially offset by sales of $75.3 million, maturities and pay-downs of $58.0 million and calls of $45.0 million. The increases in fair value of available-for-sale investment securities were primarily due to the decrease in long-term interest rates during 2016.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
Federal Home Loan Bank stock at September 30, 2016 increased $8.3 million from December 31, 2015 mainly due to purchase requirements related to the increase in Federal Home Loan Bank borrowings from the Fox Chase acquisition.
Loans and Leases
Gross loans and leases held for investment increased $1.0 billion from December 31, 2015, including $776.3 million of loans acquired from Fox Chase. Organic loan growth, which excludes the loans acquired from Fox Chase at June 30, 2016, was $69.1 million, or 2.2% (not annualized) from June 30, 2016 and $235.1 million or 8.0% (not annualized) from December 31, 2015. The growth in loans was primarily in commercial business, commercial real estate and residential real estate loans.
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
At September 30, 2016, the recorded investment in loans held for investment and loans held for sale that were considered to be impaired was $39.0 million. The related reserve for loan losses was $5 thousand. At December 31, 2015, the recorded investment in loans that were considered to be impaired was $48.9 million. The related reserve for loan losses was $322 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015 was $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2016 and 2015, additional interest income that would have been recognized under the original terms for impaired loans was $641 thousand and $998 thousand, respectively.
The impaired loan balances consisted mainly of commercial real estate and commercial business loans. Commercial real estate impaired loans were $23.0 million and $30.1 million at September 30, 2016 and December 31, 2015, respectively. Commercial business impaired loans were $10.3 million and $12.9 million at September 30, 2016 and December 31, 2015, respectively. Other real estate owned was $6.0 million at September 30, 2016, compared to $1.3 million at December 31, 2015. During the first quarter of 2016, three commercial real estate properties with a total fair value of $1.6 million and land with a fair value of $203 thousand were transferred to other real estate owned. During the second quarter of 2016, one commercial real estate property with a total fair value of $155 thousand was transferred to other real estate owned. During the third quarter of 2016, two residential properties with a total fair value of $268 thousand and one commercial real estate property with a total fair value of $127 thousand were transferred to other real estate owned. The Corporation also acquired other real estate owned with a total fair value of $2.5 million from the Fox Chase acquisition.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated. Non-performing loans and assets exclude acquired credit impaired loans for Fox Chase and Valley Green.

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	At September 30, 2015
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for sale	$—	$—	$4,000
Loans held for investment:
Commercial, financial and agricultural	6,399	6,915	8,593
Real estate—commercial	3,742	4,314	4,223
Real estate—construction	—	—	363
Real estate—residential	4,397	2,514	3,237
Lease financings	512	440	422
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	15,050	14,183	20,838
Accruing troubled debt restructured loans and lease modifications not included in the above	3,286	5,245	4,789
Accruing loans and leases 90 days or more past due:
Real estate—residential	700	—	76
Loans to individuals	153	173	237
Lease financings	275	206	115
Total accruing loans and leases, 90 days or more past due	1,128	379	428
Total non-performing loans and leases	19,464	19,807	26,055
Other real estate owned	6,041	1,276	955
Total nonperforming assets	$25,505	$21,083	$27,010
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment and nonaccrual loans held for sale	0.47%	0.65%	0.99%
Nonperforming loans and leases / loans and leases held for investment and nonaccrual loans held for sale	0.61	0.91	1.24
Nonperforming assets / total assets	0.62	0.73	0.95
Allowance for loan and lease losses / loans and leases held for investment	0.53	0.81	0.89
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.77	0.94	1.06
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	112.29	124.29	110.58
Allowance for loan and lease losses / nonperforming loans and leases held for investment	86.82	89.00	84.43
Allowance for loan and lease losses	$16,899	$17,628	$18,620
Acquired credit impaired loans	$14,575	$1,253	$1,379
Nonperforming loans and leases and acquired credit impaired loans/loans and leases held for investment and nonaccrual loans held for sale	1.07%	0.97%	1.31%
Nonperforming assets and acquired purchased credit impaired loans/ total assets	0.97	0.78	1.00
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,395	$93	$742

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	At September 30, 2015
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$15,050	$14,183	$16,838
Nonaccrual loans and leases with partial charge-offs	5,665	6,451	8,319
Life-to-date partial charge-offs on nonaccrual loans and leases	3,248	3,853	3,945
Charge-off rate of nonaccrual loans and leases with partial charge-offs	36.4%	37.4%	32.2%
Specific reserves on impaired loans	$5	$322	$380

Reserve for Loan and Lease Losses

Management believes the reserve for loan and lease losses is maintained at a level that is appropriate at September 30, 2016 to absorb probable losses in the loan and lease portfolio. Management’s methodology to determine the adequacy of and the provisions to the reserve considers specific credit reviews, past loan and lease loss experience, current economic conditions and trends, and the volume, growth, and composition of the portfolio.

The reserve for loan and lease loss analysis takes into consideration the growth of the loan and lease portfolio, the status of past-due loans and leases, current economic conditions, various types of lending activity, policies, real estate and other loan commitments, and significant changes in charge-off activity. Impaired loans, including nonaccrual loans and leases, troubled debt restructured loans and other accruing impaired loans are evaluated individually and a specific reserve is determined. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. All other loans and leases are evaluated as pools. Based on historical loss experience and qualitative factors, loss factors are determined giving consideration to the areas noted in the preceding paragraph and applied to the pooled loan and lease categories to develop the general or allocated portion of the reserve.

The reserve for loan and lease losses is determined at the end of each quarter. Calculating the Corporation's reserve for loan and lease losses begins with the Bank's loan portfolio utilizing historical loss data as a starting point, while evaluating the impact of environmental factors in a quantitative manner as they relate to the collectability of outstanding loan obligations. The Corporation utilizes a rolling eight-quarter migration analysis and loss emergence period analysis to determine the annualized net expected loan loss experience.

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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $422 thousand and $381 thousand at September 30, 2016 and December 31, 2015, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.3 million and $844 thousand for the three months ended September 30, 2016 and 2015, respectively. The amortization of intangible assets was $3.0 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets" for a summary of intangible assets at September 30, 2016 and December 31, 2015. The Corporation also has goodwill with a net carrying value of $172.1 million and $112.7 million at September 30, 2016 and December 31, 2015, respectively, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $59.4 million was related to the Fox Chase acquisition completed on July 1, 2016.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the nine months ended September 30, 2016 and 2015. Since the last annual impairment analysis during 2015, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other Assets
At September 30, 2016 and December 31, 2015, the Bank held $6.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $10.5 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at September 30, 2016, the FHLB stock is recorded at cost.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	Change
			Amount	Percent
Deposits	$3,178,509	$2,394,360	$784,149	33%
Short-term borrowings	211,379	24,211	187,168	N/M
Long-term debt	92,935	—	92,935	N/M
Subordinated notes	94,027	49,377	44,650	90
Accrued interest payable and other liabilities	54,345	49,929	4,416	9
Total liabilities	$3,631,195	$2,517,877	$1,113,318	44%

Deposits
Total deposits increased $784.1 million from December 31, 2015 primarily due to $738.3 million of deposits acquired from Fox Chase. Organic deposit growth, which excludes the Fox Chase deposits at June 30, 2016, was $63.2 million, or 2.0% (not annualized) from June 30, 2016 and $45.9 million or 1.5% from December 31, 2015.
Borrowings
Total borrowings increased $324.8 million from December 31, 2015 mainly due to long-term borrowings acquired from Fox Chase which consisted of $90.0 million principal amount of Federal Home Loan bank borrowings and funds obtained from commercial banks under security repurchase agreements, the issuance by the Corporation of $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes on July 1, 2016 and an increase of $187.2 million of short-term borrowings, including $30.0 million acquired from Fox Chase.
Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015	Change
			Amount	Percent
Common stock	$144,559	$110,271	$34,288	31%
Additional paid-in capital	229,635	121,280	108,355	89
Retained earnings	192,908	193,446	(538)	N/M
Accumulated other comprehensive loss	(14,204)	(16,708)	2,504	15
Treasury stock	(43,649)	(46,715)	3,066	7
Total shareholders’ equity	$509,249	$361,574	$147,675	41%

The increase in shareholder's equity at September 30, 2016 of $147.7 million from December 31, 2015 was primarily related to the issuance of common stock of $34.3 million and additional paid-in capital of $109.9 million for the acquisition of Fox Chase. Accumulated other comprehensive loss decreased by $2.5 million mainly attributable to increases in the fair value of available-for-sale investment securities.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2016, the Corporation and the Bank must hold a capital conservation buffer greater than .625% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. The regulatory capital ratios for the Corporation and the Bank at September 30, 2016 were well in excess of the regulatory minimum requirements including the capital conservation buffer requirements.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of September 30, 2016 and December 31, 2015 under BASEL III regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$461,106	12.64%	$291,934	8.00%	$364,917	10.00%
Bank	426,885	11.80	289,300	8.00	361,625	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,476	9.58	218,950	6.00	291,934	8.00
Bank	409,282	11.32	216,975	6.00	289,300	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,476	9.58	164,213	4.50	237,196	6.50
Bank	409,282	11.32	162,731	4.50	235,056	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,476	8.80	158,940	4.00	198,675	5.00
Bank	409,282	10.38	157,733	4.00	197,166	5.00
At December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$334,757	13.35%	$200,613	8.00%	$250,766	10.00%
Bank	300,527	12.09	198,816	8.00	248,521	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	150,460	6.00	200,613	8.00
Bank	282,245	11.36	149,112	6.00	198,816	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	112,845	4.50	162,998	6.50
Bank	282,245	11.36	111,834	4.50	161,538	6.50
Tier 1 Capital (to Average Assets):
Corporation	267,098	9.69	110,227	4.00	137,783	5.00
Bank	282,245	10.31	109,480	4.00	136,850	5.00
At September 30, 2016 and December 31, 2015, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2016, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At September 30, 2016, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $1.2 billion. At September 30, 2016 and December 31, 2015, the principal amount of overnight and short-term borrowings with the FHLB were $64.0 million and $0 million, respectively. At September 30, 2016 and December 31, 2015, the principal amount of long-term borrowings with the FHLB were $60.0 million and $0 million, respectively. At September 30, 2016 and December 31, 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $166.0 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank, and the amount of funds received may be reduced by additional required purchases of FHLB stock.
The Corporation has a $10.0 million line of credit with a correspondent bank. At September 30, 2016, the Corporation had no outstanding borrowings under this line.
The Corporation, through the Bank, maintains federal fund lines with several correspondent banks totaling $302.0 million and $122.0 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the Corporation had $125.0 million and $0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2016 and December 31, 2015, the Corporation had no outstanding borrowings under this line.

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay certificates of deposit and short-term and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.
Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.
Recent Accounting and Tax Legislation
For information regarding recent accounting pronouncements, refer to Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
On July 11, 2016 the Pennsylvania State General Assembly passed, and the Governor signed, amendments to the Tax Reform Code (TRC) providing revenues to support the new spending package. The TRC bill makes significant changes to the Bank Shares Tax (BST). The final BST agreement includes a .95 percent rate (an increase of 6 basis points over the current .89 percent rate) with no retroactivity, as well as clarification language codified into law that allows both Method 1 and Method 2 receipts apportionment, and maintains the deductibility of goodwill. This will impact the Bank's Shares Tax recognized in 2017. Based on September 30, 2016 financial statements for the Bank, the 6 basis points increase in 2017 will cost approximately $400 thousand, or a negative impact to net income of $260 thousand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2016	66,000	$20.60	66,000	1,014,246
July 1 – 31, 2016	—	—	—	1,014,246
August 1 – 31, 2016	—	—	—	1,014,246
September 1 – 30, 2016	—	—	—	1,014,246
Total	66,000	$20.60	66,000

1.	Transactions are reported as of trade dates.

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

Univest Corporation of Pennsylvania
(Registrant)

Date: November 8, 2016	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)