Form 10-K
period 2016-12-31
UNIVEST CORP OF PENNSYLVANIA
filed 2017-03-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $395,953,782 as of June 30, 2016 based on the June 30, 2016 closing price of the Registrant's Common Stock of $21.02 per share.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,604,320
(Title of Class)	(Number of shares outstanding at January 31, 2017)

DOCUMENTS INCORPORATED BY REFERENCE
Part I and Part III incorporate information by reference from the proxy statement for the annual meeting of shareholders on April 18, 2017.

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

The Bank is engaged in the commercial and consumer banking business and provides a full range of banking and trust services to its customers. The Bank is the parent company of Delview, Inc., which is the parent company of Univest Insurance, Inc., an independent insurance agency, Univest Investments, Inc., a full-service broker-dealer and investment advisory firm and Girard Partners (Girard), a registered investment advisory firm acquired in January 2014. Univest Insurance has four offices in Pennsylvania and one in Maryland. Univest Investments has two offices in Pennsylvania. Girard is headquartered in King of Prussia, Pennsylvania with a satellite office in Florida. The Bank is also the parent company of Univest Capital, Inc., an equipment financing business, and TCG Investment Advisory, a registered investment advisory which provides discretionary investment consulting and management services. Through its wholly-owned subsidiaries, the Bank provides a variety of financial services to individuals, municipalities and businesses throughout its markets of operation. Univest Investments, Inc., Univest Insurance, Inc. and Univest Capital, Inc. were formed to enhance the traditional banking and trust services provided by the Bank, as was the acquisition of Girard Partners.

At December 31, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

At December 31, 2016, the Corporation had total assets of $4.2 billion, net loans and leases of $3.3 billion, total deposits of $3.3 billion and total shareholders’ equity of $505.2 million.

Employees

At December 31, 2016, the Corporation and its subsidiaries employed eight hundred and forty (840) persons. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel.

Market Area

The Corporation is headquartered in Souderton, Pennsylvania, which is located in Southeastern Pennsylvania, approximately thirty-five miles north of Philadelphia. The highest concentration of our deposits and loans are in Montgomery and Bucks counties where twenty-eight out of our thirty-seven financial centers are located. The acquisition of Fox Chase Bancorp (Fox Chase) on July 1, 2016 expanded the Corporation's presence in Montgomery, Bucks, Philadelphia, and Chester counties in Pennsylvania and into Cape May county in New Jersey. In addition to financial centers gained through acquisitions, the Corporation opened a financial center located in each county of Philadelphia, Lehigh and Lancaster in Pennsylvania during 2016.

Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing. Major companies throughout the two counties include Merck and Company, Abington Hospital-Jefferson Health, GlaxoSmithKline, Hatfield Quality Meats, Aetna/U.S. Healthcare, St. Mary Medical Center, Giant Food Stores LLC, Doylestown Hospital, Grand View Hospital, Central Bucks School District, Pennsbury School District and Northtec LLC. Unemployment rates at December 2016 were 3.6% in Montgomery County and 4.1% Bucks County, lower than Pennsylvania’s state unemployment rate of 4.9% and the federal unemployment rate of 4.5%, according to the Bureau of Labor Statistics.

The Corporation ranks fifth in market share in Montgomery County with fifteen financial centers and eighth in Bucks County with thirteen financial centers; with 5.8% of total combined market share in the two counties according to data provided by SNL Financial. Montgomery County’s population has grown 3% to 824,000 from the year 2010 to 2016, and is expected to grow another 1.9% through 2022, while Bucks County’s population has increased .5% to 628,000 during the same period, but is expected to grow .7% through 2022, according to SNL Financial. The median age is 40 years and 42 years in Montgomery and Bucks counties, respectively, consistent with the median age of 40 years in Pennsylvania and slightly higher than the median age in the United States of 38 years. County estimates project the median age to increase over the next two decades. The median yearly household income was $83,000 for Montgomery County and $83,000 for Bucks County during 2016 and is expected to increase 6% for Montgomery County and 10% for Bucks County through 2022, according to SNL Financial. The yearly median income for both counties is well above that of the Commonwealth of Pennsylvania of $57,000 and the United States at $57,000 during 2016.

Competition

The Corporation’s service areas are characterized by intense competition for banking business among commercial banks, savings institutions and other financial institutions. The Corporation’s subsidiary bank actively competes with such banks and financial institutions for local retail and commercial accounts in Montgomery, Bucks, Chester, Philadelphia, Lancaster and Lehigh counties of Pennsylvania and Cape May county of New Jersey, as well as other financial institutions outside its primary service area.

In competing with other banks, savings institutions and other financial institutions, the Bank seeks to provide personalized services and local decision making through management’s knowledge and awareness of its service area, customers and borrowers.

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

The Corporation is subject to the Sarbanes-Oxley Act of 2002 (SOX). SOX adopted new standards of corporate governance and imposed additional requirements on the board of directors and management of public companies. SOX also requires that the chief executive officer and chief financial officer certify the accuracy of periodic reports filed with the Securities and Exchange Commission (SEC). Pursuant to Section 404 of SOX (SOX 404), the Corporation is required to furnish a report by its management on internal control over financial reporting, identify any material weaknesses in its internal control over financial reporting and assert that such internal controls are effective. The Corporation has continued to be in compliance with SOX 404 during 2016. The Corporation must maintain effective internal controls, which requires an on-going commitment by management and the Corporation’s Audit Committee. The process has and will continue to require substantial resources in both financial costs and human capital.

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

The Bank is a member of the Federal Home Loan Bank System (FHLBanks), which consists of 11 regional Federal Home Loan Banks, and is subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBanks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Pittsburgh (FHLB), is required to acquire and hold shares of capital stock in the FHLB. At December 31, 2016, the Bank owned $10.1 million in FHLB capital stock.

The deposits of the Bank are insured under the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. Effective April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC implemented a final rule regarding deposit insurance assessments. The rule changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund (DIF) at 2% of insured deposits. The rule adopted a new assessment rate schedule and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. Effective June 30, 2016, based on DIF ratios, the FDIC made changes to regulations to provide for three major changes to deposit insurance assessments including a reduction to the range of initial assessment rates for all institutions, surcharges on large banks and a revised method to calculate risk-based assessment rates for established small banks.

Acquisitions

Univest Corporation of Pennsylvania and its business segments provide financial solutions to individuals, businesses, municipalities and nonprofit organizations. The Corporation prides itself on being a financial organization that continues to increase its scope of services while maintaining traditional beliefs and a determined commitment to the communities it serves. Over the past five years, the Corporation and its subsidiaries have experienced stable growth, both organically and through various acquisitions to be the best integrated financial solutions provider in the market.

The acquisitions included:

•	Fox Chase Bancorp on July 1, 2016

•	Valley Green Bank on January 1, 2015

•	Sterner Insurance Associates on July 1, 2014

•	Girard Partners on January 1, 2014

•	John T. Fretz Insurance Agency, Inc. on May 1, 2013

•	Javers Group on May 31, 2012

Securities and Exchange Commission Reports

The Corporation makes available free-of-charge its reports that are electronically filed with the Securities and Exchange Commission (SEC) including its Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports on its website as a hyperlink to EDGAR. These reports are available as soon as reasonably practicable after the material is electronically filed. The Corporation’s website address is www.univest.net. Information included on the Corporation’s website is not part of this Annual Report on Form 10-K. The Corporation will provide at no charge a copy of the SEC Form 10-K annual report for the year 2016 to each shareholder who requests one in writing after March 31, 2017. Requests should be directed to: Megan Duryea Santana, Corporate Secretary, Univest Corporation of Pennsylvania, P.O. Box 197, Souderton, PA 18964.

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

The Corporation’s operations and profitability are impacted by general business and economic conditions; these conditions include long-term and short-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control.

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

The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. Other changes to statutes, regulations or regulatory policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements (such as BASEL III), change deposit insurance assessments, and limit our ability to attract and maintain our executive officers, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

We borrow from the Federal Home Loan Bank and the Federal Reserve, and these lenders could modify or terminate their current programs which could have an adverse effect on our liquidity and profitability.

We utilize the FHLB for overnight borrowings and term advances; we also borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged as well as the FHLB’s internal credit rating of the Bank. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so, because of capital adequacy or other balance sheet concerns. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse effect on our liquidity and profitability.

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

Unlike larger regional banks that operate in large geographies, the Corporation provides banking and financial services to customers primarily in Montgomery, Bucks, Chester, Philadelphia, Lancaster and Lehigh counties of Pennsylvania and Cape May county of New Jersey. Because of our geographic concentration, continuation of a slow economic recovery in our region or a downturn in the local economy could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in the region, including, without limitation, declining real estate values, could cause our levels of non-performing assets and loan losses to increase. Regional economic conditions have a significant impact on the ability of borrowers to repay their loans as scheduled. A sluggish economy could, therefore, result in losses that materially and adversely affect our financial condition and results of operations.

The Corporation operates in a highly competitive industry and market area which could adversely impact its business and results of operations.

We face substantial competition in all phases of our businesses from a variety of different competitors. Our competitors, including commercial banks, community banks, savings institutions, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services and insurance and wealth management services offered by us. Increased competition in our markets may result in reduced loans and deposits.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation or tax structure as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

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

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease shareholders' equity.

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	creating an adverse short-term effect on our results of operations; and

•	losing key employees and customers as a result of an acquisition that is poorly received.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.

The Corporation may not be able to attract and retain skilled people.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. Recently, the Corporation entered into change in control agreements with certain executive officers. As we continue to grow businesses, our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2016, 28% of our deposit base was comprised of noninterest-bearing deposits, of which 19% consisted of business deposits, which are primarily operating accounts for businesses, and 9% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles (U.S. GAAP) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition, results of operations and capital could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with U.S. GAAP or are materially misleading.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate investment securities negatively impacting shareholders' equity.

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

At December 31, 2016, approximately 85.3% of our loan and lease portfolio consisted of commercial, financial and agricultural, commercial real estate and construction loans and leases which are generally perceived as having more risk of default than residential real estate and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. An increase in non-performing loans and leases could result in a net loss of earnings from these loans and leases, an increase in the provision for possible loan and lease losses, and an increase in loan and lease charge-offs. The risk of loan and lease losses increases if the economy worsens.

Commercial business loans and leases are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan, borrower liquidation of collateral or by seizure of collateral. Included in real estate-construction is track development financing. Risk factors related to track development financing include the demand for residential housing and the real estate valuation market. When projects move slower than anticipated, the properties may have significantly lower values than when the original underwriting was completed, resulting in lower collateral values to support the loan. Extended time frames also cause the interest carrying cost for projects to be higher than the builder projected, negatively impacting the builder’s profit and cash flow and, therefore, their ability to make principal and interest payments.

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

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control.

The Corporation is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Corporation's and Bank's regulatory capital ratios.

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

We are subject to Federal Reserve Board regulation. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws could have a material adverse effect on our results of operations and financial condition.

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

The Corporation’s stock price can fluctuate in response to a variety of factors, some of which are not under our control. These factors could cause the Corporation’s stock price to decrease regardless of our operating results. These factors include, but are not limited to:

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

The Corporation and its subsidiaries occupy fifty-five properties in Montgomery, Bucks, Philadelphia, Chester, Lehigh, Delaware, Lancaster and Cumberland counties in Pennsylvania, Camden and Cape May counties in New Jersey, Calvert County in Maryland and Lee County in Florida, most of which are used principally as banking offices. Business locations and hours are available on the Corporation’s website at www.univest.net.

The Corporation owns its corporate headquarters buildings, which are shared with the Bank, Univest Investments, Inc., and Univest Insurance, Inc. in Souderton, Montgomery County. The Bank has a leased office used by Univest Investments, Inc. and for loan production located in Allentown, Lehigh County. The Bank owns an office used by Univest Capital, Inc. and Univest Insurance, Inc. located in West Chester, Chester County. Univest Insurance, Inc. occupies four additional locations, of which one is owned by Univest Insurance, Inc. in Coopersburg, Lehigh County and one is owned by the Bank, in Lansdale, Montgomery County; and two are leased, one in North Beach, Calvert County in Maryland and one in Cherry Hill, Camden County in New Jersey. Univest Capital, Inc. occupies one additional leased location in Bensalem, Bucks County. Girard occupies two leased offices, one located in King of Prussia, Montgomery County, and one located in Fort Meyers, Lee County in Florida. The Bank serves the area through its thirty-six traditional offices and one supermarket branch that offer traditional community banking and trust services. In Pennsylvania, fifteen banking offices are located in Montgomery County, of which nine are owned, four are leased and two are buildings owned on leased land; thirteen banking offices are located in Bucks County, of which seven are owned, four are leased and two are buildings owned on leased land; five banking offices are located in Philadelphia County, of which one is owned and four are leased; one leased banking office is located in Chester County; one leased banking office is located in Lehigh County; and one leased banking office is located in Lancaster County. In New Jersey, one owned banking office is located in Cape May County. The Bank has four additional regional leased offices, one primarily used for corporate banking and mortgage banking located in Doylestown, Bucks County, one used for administrative offices for loan production located in Philadelphia, Philadelphia County, one used for mortgage banking located in Mechanicsburg, Cumberland County, and one used for corporate lending in Lancaster, Lancaster County. The traditional office located in West Chester, Chester County, is also used for commercial banking and wealth management. The traditional office located in Hatboro, Montgomery County, is also used for corporate lending.

Additionally, the Bank provides banking and trust services for the residents and employees of fourteen retirement home communities. The Bank has nine off-premise automated teller machines, four of which are located in Montgomery County, three in Bucks County, one in Lehigh County and one in Chester County. The Bank provides banking services nationwide through the internet via its website www.univest.net.

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
Securities

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “UVSP.” At December 31, 2016, the Corporation had 2,785 stockholders of record.

Broadridge Corporate Issuer Solutions, Inc. (Broadridge), serves as the Corporation’s transfer agent. Broadridge is located at 1155 Long Island Avenue, Edgewood, NY 11717. Shareholders can contact a representative by calling 866-321-8021.

Range of Market Prices of Common Stock and Cash Dividends

The following table shows the high and low sale prices of the Corporation’s common stock. The table also presents the cash dividends declared per share for each quarter.

	Market Price		Cash Dividends Declared per Share
2016	High	Low
January–March	$20.98	$18.43	$0.20
April–June	21.28	18.81	0.20
July–September	23.79	19.97	0.20
October–December	31.50	22.76	0.20

2015
January–March	$20.61	$18.31	$0.20
April–June	20.92	18.77	0.20
July–September	20.88	18.55	0.20
October–December	21.19	18.77	0.20

For a description of regulatory restrictions on the ability of the Corporation and the Bank to pay dividends, see Note 21 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2016, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2011, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary

	2011	2012	2013	2014	2015	2016
Univest Corporation of Pennsylvania	100.00	122.37	154.34	157.18	168.56	258.50
NASDAQ Stock Market (US)	100.00	117.70	164.92	189.33	202.82	220.93
NASDAQ Banks	100.00	118.61	167.99	176.18	191.73	264.29

Equity Compensation Plan Information

The Corporation has a shareholder approved 2013 Long-Term Incentive Plan which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 3,355,786 shares of common stock, which includes 857,191 shares as a result of the completion of the acquisition of Fox Chase on July 1, 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders	504,908	$19.06	2,747,871
Equity compensation plan not approved by security holders	—	—	—
Total	504,908	$19.06	2,747,871

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information on repurchases by the Corporation of its common stock during the fourth quarter of 2016, under the Corporation's Board approved program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2016	—	$—	—	1,080,246
November 1 - 30, 2016	—	—	—	1,080,246
December 1 – 31, 2016	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Earnings
Interest income	$126,607	$101,983	$76,192	$77,804	$80,865
Interest expense	12,382	8,065	3,996	5,117	8,174
Net interest income	114,225	93,918	72,196	72,687	72,691
Provision for loan and lease losses	4,821	3,802	3,607	11,228	10,035
Net interest income after provision for loan and lease losses	109,404	90,116	68,589	61,459	62,656
Noninterest income	55,963	52,425	48,344	46,559	40,049
Noninterest expense	141,981	105,515	87,254	81,133	76,282
Net income before income taxes	23,386	37,026	29,679	26,885	26,423
Income taxes	3,881	9,758	7,448	5,696	5,551
Net income	$19,505	$27,268	$22,231	$21,189	$20,872
Financial Condition at Year End
Cash and interest-earning deposits	$57,825	$60,799	$38,565	$69,169	$146,112
Investment securities	468,518	370,760	368,630	402,284	499,579
Net loans and leases held for investment	3,268,387	2,161,385	1,605,963	1,516,990	1,457,116
Assets	4,230,528	2,879,451	2,235,321	2,191,559	2,304,841
Deposits	3,257,567	2,394,360	1,861,341	1,844,498	1,865,333
Borrowings	417,780	73,588	41,974	37,256	117,276
Shareholders' equity	505,209	361,574	284,554	280,506	284,277
Per Common Share Data
Average shares outstanding (in thousands)	23,098	19,663	16,235	16,605	16,761
Earnings per share – basic	$0.85	$1.39	$1.37	$1.28	$1.25
Earnings per share – diluted	0.84	1.39	1.37	1.28	1.24
Dividends declared per share	0.80	0.80	0.80	0.80	0.80
Book value (at year-end)	19.00	18.51	17.54	17.22	16.95
Dividends declared to net income	94.51%	57.35%	58.40%	62.70%	64.25%
Profitability Ratios
Return on average assets	0.56%	0.98%	1.01%	0.95%	0.95%
Return on average equity	4.46	7.58	7.74	7.53	7.39
Average equity to average assets	12.50	12.96	13.03	12.62	12.78
Asset Quality Ratios
Nonaccrual loans and leases (including nonaccrual, troubled debt restructured loans and lease modifications) to loans and leases held for investment	0.55%	0.65%	1.07%	1.51%	2.17%
Nonperforming loans and leases to loans and leases held for investment	0.67	0.91	1.43	2.05	3.11
Net charge-offs to average loans and leases outstanding	0.18	0.33	0.47	0.77	1.03
Allowance for loan and lease losses to total loans and leases held for investment	0.53	0.81	1.27	1.59	1.67
Allowance for loan and lease losses to total loans and leases held for investment (excluding acquired loans at period-end)	0.73	0.94	1.27	1.59	1.67
Allowance for loan and lease losses to nonaccrual loans and leases	97.67	124.29	119.18	105.42	77.01
Allowance for loan and leases losses to nonperforming loans and leases	78.98	89.00	88.84	77.53	53.76

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

Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, purchase accounting, valuation of goodwill and other intangible assets, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies.

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

Management evaluates debt securities for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. The Corporation evaluates its equity securities for other-than-temporary impairment. Other-than-temporary impairment charges are recorded when the Corporation determines the fair value of certain equity securities will not recover the cost basis within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment and the Corporation’s positive intent and ability to hold these securities until recovery to the Corporation’s cost basis occurs.

Reserve for Loan and Lease Losses: Reserves for loan and lease losses are provided using techniques that specifically identify losses on impaired loans and leases, estimate losses on pools of homogeneous loans and leases, and estimate the amount of unallocated reserve necessary to account for losses that are present in the loan and lease portfolio but not yet currently identifiable. The adequacies of these reserves are sensitive to changes in current economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral committed to secure such payments. Rapid or sustained downturns in the economy may require increases in the allowance that may negatively impact the Corporation’s results of operations and statements of financial condition in the periods requiring additional reserves.
Purchase Accounting: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. The Corporation completed the acquisitions of Fox Chase in July 2016 and Valley Green in January 2015, which generated significant amounts of fair value adjustments to assets and liabilities. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by management. In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Corporation to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which requires the utilization of significant estimates and judgment in accounting for the acquisition.

The most significant fair value determination relates to the valuation of acquired loan portfolios. Level 3 inputs are utilized to value the portfolio and include the use of present value techniques employing cash flow estimates and incorporate assumptions that marketplace participants would use in estimating fair values. Specifically, management utilizes three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment, which are: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis. For loans acquired with evidence of credit quality deterioration, the Corporation prepares a specific credit fair value adjustment. Actual performance of loans could differ from management’s initial estimates. If a loan outperforms the original fair value estimate, the difference between the original estimate and the actual performance of the loan is accreted into net interest income. Therefore, the net interest margin may initially increase due to the discount accretion. The yields on acquired loans is expected to decline as the acquired loan portfolio pays down or matures and the discount decreases. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods. For more information, see Note 1 “Summary of Significant Accounting Policies" included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. The most significant other intangible asset is the core deposit intangible (CDI). In oder to initially record the fair value of the CDI, the income approach is used. Estimates are based upon financial, economic, market and other conditions that exist at the time of the acquisition to develop the projected market interest rate, future interest and maintenance costs, and attrition rates. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows.

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

The Corporation performs the qualitative assessment at the reporting unit level including Banking, Wealth Management, and Insurance. The Corporation identifies the significant drivers of fair value including macroeconomic and microeconomic conditions, overall financial performance, management’s knowledge of the business, key assumptions used in the most recent fair value determination and assumptions at the time of acquisition. As part of this analysis, the Corporation considered the results of the most recent fair value determination performed as of October, 31, 2014, including the amount of excess between the unit’s fair value and carrying amount, changes in the reporting unit and the economic environment in which the reporting unit operates. The Corporation performs a qualitative assessment of the likely impact of the factors on the fair value of the reporting unit and considers what events and circumstances have occurred that may have impacted the drivers of fair value. The Corporation considers the overall financial performance of the reporting unit, including current and projected earnings, funding resources, cashflows, salary and benefits expense, capital and tangible capital as well as changes in management and customers, general economic conditions and the regulatory environment. The Corporation considers the reporting unit’s performance in comparison to peers and recent merger and acquisition data including trading multiples of independent publicly traded entities of comparable sizes. The Corporation also considers changes in its stock price and in comparison to the banking industry. During the fourth quarter of 2016, the Corporation determined based on the assessment of these qualitative factors and events and circumstances that may impact the drivers of fair value, it was more likely than not that the fair value of the Corporation and each of the reporting units was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation will perform the two-step impairment test as described below when the qualitative assessment indicates a material negative impact of the factors on the operating performance or cashflows of the Corporation and the reporting units which would more likely than not result in the fair value of the Corporation, including the reporting units, being less than its carrying amount.

There was no goodwill impairment and no material impairment of identifiable intangibles recorded during 2014 through 2016. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

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

Stock-Based Compensation: The fair value of share based awards is recognized as compensation expense over the vesting period based on the grant-date fair value of the awards. The Corporation uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. The Corporation grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation grants both fixed and variable (performance-based) restricted stock to employees and non-employee directors. The performance-based restricted stock awards vest based upon the Corporation’s performance against selected peers with respect to certain financial measures and internally developed earnings per share targets over a three-year period. The fair value of fixed restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. The fair value of the performance-based restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period adjusted for a probability factor of achieving the performance goals.

Readers of the Corporation’s financial statements should be aware that the estimates and assumptions used in the Corporation’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Corporation at that time.

General
The Corporation earns revenues primarily from the margins and fees generated from the lending and depository services to customers as well as fee-based income from trust, insurance, mortgage banking and investment services to customers. The Corporation seeks to achieve adequate and reliable earnings through business growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Growth is pursued through expansion of current customer relationships and development of additional relationships with new offices and strategic acquisitions. The Corporation has also taken steps in recent years to reduce its dependence on net interest income by intensifying its focus on fee-based income from trust, insurance, mortgage banking and investment services to customers.

The principal component of earnings for the Corporation is net interest income, the income earned on loans and investments less the cost of interest-bearing liabilities. The net interest margin, the ratio of net interest income to average earning assets, is impacted by several factors including market interest rates, economic conditions, loan and lease demand, and deposit activity. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value. The Corporation is in a slightly asset sensitive position and shall benefit modestly with increased net interest income should interest rates rise.

Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	For the Years Ended December 31,			Amount of Change		Percent Change
(Dollars in thousands, except per share data)	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Net income	$19,505	$27,268	$22,231	$(7,763)	$5,037	(28.5)%	22.7%
Net income per share:
Basic	$0.85	$1.39	$1.37	$(0.54)	$0.02	(38.8)	1.5
Diluted	0.84	1.39	1.37	(0.55)	0.02	(39.6)	1.5
Return on average assets	0.56%	0.98%	1.01%	(42) BP	(3) BP	(42.9)	(3.0)
Return on average equity	4.46	7.58	7.74	(312) BP	(16) BP	(41.2)	(2.1)

2016 versus 2015

The Corporation reported net income of $19.5 million or $0.84 diluted earnings per share for 2016 compared to net income of $27.3 million or $1.39 diluted earnings per share for 2015. The financial results for 2016 include the Fox Chase Bank acquisition, which the Corporation completed on July 1, 2016. The financial results for the year ended December 31, 2016 included acquisition and integration costs related to the Fox Chase acquisition plus restructuring costs related to facility closures and staffing rationalization of $11.8 million, net of tax, or $0.51 of diluted earnings per share. The results for the year ended December 31, 2016 also included $1.2 million, net of tax, or $0.05 of diluted earnings per share, related to the Corporation’s agreement to settle its future obligations related to its acquisition of Girard Partners, Inc. during the fourth quarter of 2016. The financial results for the year ended December 31, 2015 included acquisition, integration and restructuring costs related to the Fox Chase acquisition, the Valley Green acquisition and its new financial center model of $2.9 million, net of tax, or $0.15 of diluted earnings per share.

•
Net interest income on a tax-equivalent basis for 2016 was $119.7 million, an increase of $20.5 million, or 20.6%, compared to 2015. The net interest margin on a tax-equivalent basis for 2016 was 3.82%, compared to 3.96% for 2015. The increase in net interest income and decrease in net interest margin (tax equivalent) was mainly due to the impact of the Fox Chase acquisition, which occurred on July 1, 2016.

•	The provision for loan and lease losses for 2016 was $4.8 million, compared to $3.8 million for 2015.

•
Noninterest income for 2016 was $56.0 million, an increase of $3.5 million, or 6.7%, compared to 2015. Investment advisory commission and fee income increased $584 thousand and insurance commission and fee income increased $718 thousand. Bank owned life insurance income increased $1.6 million primarily due to proceeds from bank owned life insurance death benefits of $450 thousand recognized in the fourth quarter of 2016, acquired policies from Fox Chase of $26.1 million and in 2015, the purchase of $8.0 million and the transfer of $9.8 million of policies to a higher yielding account structure. The net gain on mortgage banking activities increased $1.2 million mainly due to higher mortgage volume. These favorable increases were partially offset by a decline in the net gain on sales of investment securities of $747 thousand.

•
Noninterest expense for 2016 was $142.0 million, an increase of $36.5 million, or 34.6% compared to 2015. Acquisition and integration costs related to the Fox Chase acquisition and restructuring costs related to facility closures and staffing rationalization totaled $17.7 million for the year ended December 31, 2016. Acquisition, integration and restructuring costs related to the Fox Chase acquisition, the Valley Green acquisition and new financial center model were $4.2 million for the year ended December 31, 2015. Salaries and benefit expense increased $11.4 million for the year ended December 31, 2016, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Premises and equipment expenses increased $1.5 million primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $2.3 million due to increased investments in computer software as well as six months of Fox Chase processing expense. Intangible expenses increased $3.0 million as the Corporation reached an agreement to settle its future obligation related to its acquisition of Girard Partners, Inc.

•
Gross loans and leases held for investment increased $1.1 billion from December 31, 2015, including $776.2 million of loans acquired from Fox Chase. Organic loan growth, which excludes the loans acquired from Fox Chase at June 30, 2016, was $330.7 million, or 11.2%, for the year ended December 31, 2016.

24

•
Deposits increased $863.2 million from December 31, 2015, primarily due to $738.3 million of deposits acquired from Fox Chase. Organic deposit growth, which excludes the Fox Chase deposits at June 30, 2016, was $124.9 million or 4.0% for the year ended December 31, 2016.

•
Borrowings increased $344.2 million from December 31, 2015, primarily due to long-term borrowings acquired from Fox Chase which consisted of $105.0 million of Federal Home Loan bank borrowings and commercial bank borrowings, the issuance by the Corporation of $45.0 million in subordinated notes on July 1, 2016 and an increase of $172.0 million in short-term borrowings.

•
The effective income tax rate for the year ended December 31, 2016 was 16.6%, compared to 26.4% for the year ended December 31, 2015. These rates reflect the Corporation’s levels of tax exempt income for both periods relative to the overall level of taxable income.

•	Total risk-based capital at December 31, 2016 under Basel III was 12.44% for the Corporation and 11.85% for the Bank, in excess of the regulatory minimum for well-capitalized status of 10.00%.

2015 versus 2014

The Corporation reported net income of $27.3 million or $1.39 diluted earnings per share for 2015, a 22.7% increase from reported net income of $22.2 million or $1.37 diluted earnings per share for 2014. The financial results for 2015 included the Valley Green Bank acquisition which the Corporation completed on January 1, 2015. The results for the year ended December 31, 2015 included acquisition, integration and restructuring costs related to the Valley Green acquisition, the Fox Chase acquisition and its new financial center model of $2.9 million, net of tax, or $0.15 of diluted earnings per share.

•
Net interest income on a tax-equivalent basis for 2015 was $99.2 million, an increase of $22.0 million, or 28.5%, compared to 2014. The net interest margin on a tax-equivalent basis for 2015 was 3.96%, compared to 3.87% for 2014. The increase in net interest income was mainly due to the acquisition of Valley Green.

•	The provision for loan and lease losses for 2015 was $3.8 million, compared to $3.6 million for 2014.

•
Noninterest income for 2015 was $52.4 million, an increase of $4.1 million, or 8.4%, compared to 2014. The increase was primarily due to the acquisition of Sterner Insurance on July 1, 2014 and higher mortgage banking income partially offset by a decline in investment advisory commission and fee income.

•
Noninterest expense for 2015 was $105.5 million, an increase of $18.3 million, or 20.9% compared to 2014. Noninterest expense was impacted by the Valley Green acquisition which included integration and acquisition-related costs totaling $2.0 million during 2015 and additional expenses related to staffing, branch offices and operations. Noninterest expense also included $540 thousand of acquisition-related costs associated with Fox Chase. In addition, noninterest expense for 2015 included restructuring charges of $1.6 million related to the consolidation of six financial centers under the Bank's new financial center model.

•
Gross loans and leases grew $552.4 million, or 34.0% from December 31, 2014 which included $380.9 million of loans acquired from Valley Green. Organic loan growth, which excludes the loans acquired from Valley Green at December 31, 2014, was 10.5% for the year ended December 31, 2015. Deposits increased $533.0 million, or 28.6% from December 31, 2014, primarily due to $385.9 million of deposits acquired from Valley Green and an increase in public funds. Organic deposit growth, which excludes the loans acquired from Valley Green at December 31, 2014, was 7.9% for the year ended December 31, 2015.

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

Merger with Fox Chase Bancorp

On July 1, 2016, the Corporation completed the merger with Fox Chase Bancorp (Fox Chase), parent company of Fox Chase Bank, with an aggregate value of approximately $242.2 million based on the Corporation's June 30, 2016 closing share price. The fair value of total assets acquired as a result of the merger totaled $1.1 billion, loans totaled $776.2 million and deposits totaled

$738.3 million. The Corporation's presence expanded in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Cape May county in New Jersey, complementing and expanding the Corporation's existing network of financial centers. For detailed information related to the transaction, see Note 3 "Acquisition" included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Results of Operations
Net Interest Income
Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the year ended December 31, 2016 compared to 2015 and for the year ended December 31, 2015 compared to 2014. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
Table 1, Table 2, and the interest income and net interest income analysis contains tax-equivalent financial information and measures determined by methods other than in accordance with U.S. GAAP. The management of the Corporation uses this non-GAAP financial information and measures in its analysis of the Corporation's performance. This financial information and measures should not be considered a substitute for GAAP basis financial information or measures nor should they be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of the non-GAAP financial information and measures provide useful information that is essential to a proper understanding of the financial results of the Corporation.

2016 versus 2015
Net interest income on a tax-equivalent basis for the year ended December 31, 2016 was $119.7 million, an increase of $20.5 million, or 20.6%, compared to the same period in 2015. The tax-equivalent net interest margin for the year ended December 31, 2016 was 3.82% compared to 3.96% for 2015. The increase in net interest income and decrease in net interest margin was mainly due to the impact of the Fox Chase acquisition, which occurred on July 1, 2016. The favorable impact of acquisition accounting fair value adjustments was nine basis points for both years ended December 31, 2016 and 2015. The incremental subordinated debt issuance in July 2016 increased funding costs by four basis points for the year ended December 31, 2016 compared to 2015.

2015 versus 2014
Net interest income on a tax-equivalent basis for the year ended December 31, 2015 was $99.2 million, an increase of $22.0 million, or 28.5%, compared to the same period in 2014. The tax-equivalent net interest margin for the year ended December 31, 2015 was 3.96% compared to 3.87% for 2014. The increases in net interest income and net interest margin during the year ended December 31, 2015 was mainly due to the impact of the Valley Green acquisition, which occurred on January 1, 2015. The favorable impact of acquisition accounting fair value adjustments was nine basis points for the year ended December 31, 2015. The subordinated debt issuance increased funding costs by 10 basis points for the year ended December 31, 2015 compared to 2014.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	For the Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$13,438	$61	0.45%	$38,515	$95	0.25%	$33,482	$81	0.24%
U.S. government obligations	54,220	649	1.20	123,593	1,375	1.11	128,487	1,287	1.00
Obligations of states and political subdivisions	97,325	4,172	4.29	107,204	5,303	4.95	106,365	5,554	5.22
Other debt and equity securities	254,508	4,731	1.86	143,133	3,296	2.30	137,900	2,702	1.96
Federal funds sold and other earning assets (1)	16,370	790	4.83	9,936	525	5.28	5,987	307	5.13
Total interest-earning deposits, investments, federal funds sold and other earning assets	435,861	10,403	2.39	422,381	10,594	2.51	412,221	9,931	2.41
Commercial, financial and agricultural loans	552,322	21,964	3.98	422,507	16,901	4.00	392,747	15,636	3.98
Real estate—commercial and construction loans	1,146,293	52,232	4.56	849,161	39,275	4.63	608,602	26,454	4.35
Real estate—residential loans	633,886	28,101	4.43	499,208	22,789	4.57	293,610	11,987	4.08
Loans to individuals	30,501	1,654	5.42	29,653	1,587	5.35	33,675	2,040	6.06
Municipal loans and leases	261,057	11,556	4.43	208,236	9,890	4.75	180,914	8,767	4.85
Lease financings	75,914	6,168	8.12	72,052	6,240	8.66	71,287	6,404	8.98
Gross loans and leases	2,699,973	121,675	4.51	2,080,817	96,682	4.65	1,580,835	71,288	4.51
Total interest-earning assets	3,135,834	132,078	4.21	2,503,198	107,276	4.29	1,993,056	81,219	4.08
Cash and due from banks	37,050			33,025			32,710
Reserve for loan and lease losses	(17,147)			(20,447)			(24,287)
Premises and equipment, net	53,036			40,891			35,099
Other assets	287,239			219,616			165,669
Total assets	$3,496,012			$2,776,283			$2,202,247
Liabilities:
Interest-bearing checking deposits	$386,176	362	0.09	$369,611	269	0.07	$314,784	172	0.05
Money market savings	414,121	1,540	0.37	368,392	1,205	0.33	295,209	373	0.13
Regular savings	714,809	1,052	0.15	582,647	533	0.09	535,346	317	0.06
Time deposits	512,557	4,261	0.83	461,968	4,000	0.87	264,591	3,102	1.17
Total time and interest-bearing deposits	2,027,663	7,215	0.36	1,782,618	6,007	0.34	1,409,930	3,964	0.28
Short-term borrowings	103,238	748	0.72	35,932	35	0.10	41,215	32	0.08
Long-term debt	60,965	549	0.90	—	—	—	—	—	—
Subordinated notes (2)	71,851	3,870	5.39	37,431	2,023	5.40	—	—	—
Total borrowings	236,054	5,167	2.19	73,363	2,058	2.81	41,215	32	0.08
Total interest-bearing liabilities	2,263,717	12,382	0.55	1,855,981	8,065	0.43	1,451,145	3,996	0.28
Noninterest-bearing deposits	751,592			517,566			435,058
Accrued expenses and other liabilities	43,605			43,011			29,006
Total liabilities	3,058,914			2,416,558			1,915,209
Shareholders’ Equity:
Common stock	127,509			110,271			91,332
Additional paid-in capital	175,609			120,565			62,163
Retained earnings and other equity	133,980			128,889			133,543
Total shareholders’ equity	437,098			359,725			287,038
Total liabilities and shareholders’ equity	$3,496,012			$2,776,283			$2,202,247
Net interest income		$119,696			$99,211			$77,223
Net interest spread			3.66			3.86			3.80
Effect of net interest-free funding sources			0.16			0.10			0.07
Net interest margin			3.82%			3.96%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.53%			134.87%			137.34%
(1) Other earning assets include Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost.
(2) The interest rate on gross subordinated notes is calculated on a 30/360 day basis with a weighted average note rate of 5.07%, 5.10%, and 0.00% for the years ended December 31, 2016, 2015 and 2014, respectively. The balance is net of debt issuance costs which are amortized to interest expense.
Notes:     For rate calculation purposes, average loan and lease categories include unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the years ended December 31, 2016, 2015 and 2014 have been calculated using the Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the year ended December 31, 2016 compared to 2015 and for the year ended December 31, 2015 compared to 2014, indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	For the Years Ended December 31, 2016 Versus 2015			For the Years Ended December 31, 2015 Versus 2014
(Dollars in thousands)	Volume Change	Rate Change	Total	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(85)	$51	$(34)	$11	$3	$14
U.S. government obligations	(829)	103	(726)	(50)	138	88
Obligations of states and political subdivisions	(462)	(669)	(1,131)	43	(294)	(251)
Other debt and equity securities	2,163	(728)	1,435	107	487	594
Federal funds sold and other earning assets	314	(49)	265	209	9	218
Interest on deposits, investments, federal funds sold and other earning assets	1,101	(1,292)	(191)	320	343	663
Commercial, financial and agricultural loans	5,149	(86)	5,063	1,186	79	1,265
Real estate—commercial and construction loans	13,560	(603)	12,957	11,026	1,795	12,821
Real estate—residential loans	6,026	(714)	5,312	9,220	1,582	10,802
Loans to individuals	46	21	67	(229)	(224)	(453)
Municipal loans and leases	2,369	(703)	1,666	1,307	(184)	1,123
Lease financings	326	(398)	(72)	68	(232)	(164)
Interest and fees on loans and leases	27,476	(2,483)	24,993	22,578	2,816	25,394
Total interest income	28,577	(3,775)	24,802	22,898	3,159	26,057
Interest expense:
Interest-bearing checking deposits	13	80	93	29	68	97
Money market savings	170	165	335	115	717	832
Regular savings	132	387	519	32	184	216
Time deposits	444	(183)	261	1,850	(952)	898
Interest on time and interest-bearing deposits	759	449	1,208	2,026	17	2,043
Short-term borrowings	165	548	713	(4)	7	3
Long-term debt	549	—	549	—	—	—
Subordinated notes	1,851	(4)	1,847	2,023	—	2,023
Interest on borrowings	2,565	544	3,109	2,019	7	2,026
Total interest expense	3,324	993	4,317	4,045	24	4,069
Net interest income	$25,253	$(4,768)	$20,485	$18,853	$3,135	$21,988

Interest Income

2016 versus 2015
Interest income on a tax-equivalent basis for the year ended December 31, 2016 was $132.1 million, an increase of $24.8 million from 2015. The increase was mainly due to the impact of the Fox Chase acquisition. The favorable impact of acquisition accounting fair value adjustments on interest-earning assets was five basis points for 2016. In addition, the positive benefit of interest income due to loan growth in commercial business, commercial real estate and residential real estate loans was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment.

2015 versus 2014
Interest income on a tax-equivalent basis for the year ended December 31, 2015 was $107.3 million, an increase of $26.1 million from 2014. The increase was mainly due to the impact of the Valley Green acquisition. The favorable impact of acquisition accounting fair value adjustments on interest-earning assets was seven basis points for 2015. Growth in commercial real estate, residential real estate and municipal loans and leases was partially offset by decreases in loan interest rates due to re-pricing and the competitive environment.

Interest Expense

2016 versus 2015
Interest expense for the year ended December 31, 2016 was $12.4 million, an increase of $4.3 million, compared to $8.1 million for 2015. The increase was primarily due to the impact of the Fox Chase acquisition and increased borrowings during the year. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was six basis points for 2016. The increase in interest expense was also due to the subordinated debt issuance in June 2016 which increased funding costs by four basis points for 2016 compared to 2015.

2015 versus 2014
Interest expense for the year ended December 31, 2015 was $8.1 million, an increase of $4.1 million, compared to $4.0 million for 2014. The increase was primarily due to the impact of the Valley Green acquisition. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was two basis points for 2015. The increase in interest expense was also due to the subordinated debt issuance which increased funding costs by 10 basis points for 2015 compared to 2014.
Provision for Loan and Lease Losses
The provision for the years ended December 31, 2016, 2015, and 2014 was $4.8 million, $3.8 million, and $3.6 million, respectively. The increase in the provision for 2016 and 2015 was primarily to provide for organic loan growth during those years partially offset by improvements in historical loss factors utilized to calculate the reserve for loan and lease losses.
Noninterest Income
Noninterest income consists of trust fee income, service charges on deposit accounts, commission income, net gains (losses) on sales of securities, net gains (losses) on mortgage banking activities and other miscellaneous types of income. Other service fee income primarily consists of fees from credit card companies for a portion of merchant charges paid to the credit card companies for the Bank’s customer debit card usage, non-customer debit card fees at the Bank's ATM, other merchant fees, mortgage servicing income and mortgage placement income. Bank owned life insurance income represents changes in the cash surrender value of bank-owned life insurance policies, which is affected by the market value of the underlying assets, and also includes any excess proceeds from death benefit claims. The net gain on mortgage banking activities consists of gains (losses) on sales of mortgages held for sale and fair value adjustments on interest-rate locks and forward loan sale commitments. Other noninterest income includes other miscellaneous income.

The following table presents noninterest income for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Trust fee income	$7,741	$7,908	$7,835	$(167)	$73	(2.1)%	0.9%
Service charges on deposit accounts	4,691	4,230	4,230	461	—	10.9	—
Investment advisory commission and fee income	11,357	10,773	11,904	584	(1,131)	5.4	(9.5)
Insurance commission and fee income	14,603	13,885	11,543	718	2,342	5.2	20.3
Other service fee income	7,903	7,379	7,189	524	190	7.1	2.6
Bank owned life insurance income	2,931	1,295	1,628	1,636	(333)	N/M	(20.5)
Net gain on sales of investment securities	518	1,265	635	(747)	630	(59.1)	99.2
Net gain on mortgage banking activities	6,027	4,838	2,182	1,189	2,656	24.6	N/M
Other income	192	852	1,198	(660)	(346)	(77.5)	(28.9)
Total noninterest income	$55,963	$52,425	$48,344	$3,538	$4,081	6.7%	8.4%

2016 versus 2015
Noninterest income for the year ended December 31, 2016 was $56.0 million, an increase of $3.5 million or 6.7% compared to 2015. Service charges on deposits increased $461 thousand or 10.9% for the year ended December 31, 2016 mostly due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $584 thousand or 5.4% for the year ended December 31, 2016 due to an increase in assets under management during 2016. This increase was primarily due to a combination of both increased new customer relationships and improvement in market performance during the second half of 2016. Insurance commission and fee income increased $718 thousand or 5.2% for the year ended December 31, 2016, primarily due to an increase in contingent commission income and growth in the group life and health and commercial product lines premiums. Bank owned life insurance (BOLI) income increased $1.6 million for the year ended December 31, 2016 primarily due to proceeds from bank owned life insurance death benefits of $450 thousand recognized in the fourth quarter of 2016, acquired policies from Fox Chase of $26.1 million, and the 2015 purchase of $8.0 million and transfer of $9.8 million of policies to a higher yielding account structure. The net gain on mortgage banking increased $1.2 million or 24.5% for the year ended December 31, 2016, mainly due to an increase in mortgage origination volume during 2016. Mortgage loan closings increased $48.7 million, or 23.3% for the year ended December 31, 2016 compared to the same period in 2015. These favorable increases were partially offset by a decline in the net gain on sales of investment securities for the year ended December 31, 2016 of $747 thousand compared to 2015.

2015 versus 2014
Noninterest income for the year ended December 31, 2015 was $52.4 million, an increase of $4.1 million or 8.4% compared to 2014. Insurance commission and fee income increased $2.3 million for the year ended December 31, 2015, primarily due to the acquisition of Sterner Insurance on July 1, 2014. The net gain on mortgage banking activities increased $2.7 million for the year ended December 31, 2015, mainly due to an increase in volume. Funded first mortgage volume increased $72.5 million or 55% for the year ended December 31, 2015, compared to 2014. In addition, the net gain on sales of investment securities increased $630 thousand for the year ended December 31, 2015. The increase in net gains on sales of investment securities is attributable to the Corporation's disciplined approach to evaluating market conditions for potential sales and timing of reinvestment. These favorable increases were partially offset by a decline in investment advisory commission and fee income of $1.1 million for the year ended December 31, 2015, primarily related to the fourth quarter of 2014 divestiture of approximately $375 million in marginally profitable assets under the supervision of independent consultants.

Noninterest Expense
The operating costs of the Corporation are known as noninterest expense, and include, but are not limited to, salaries and benefits, commissions, occupancy, equipment, data processing, professional services, intangible expenses, acquisition-related costs, integration costs and restructuring charges and other expenses.

The following table presents noninterest expense for the periods indicated:

	For the Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Salaries and benefits	$61,518	$50,069	$42,245	$11,449	$7,824	22.9%	18.5%
Commissions	9,361	8,037	7,637	1,324	400	16.5	5.2
Net occupancy	9,638	8,430	7,023	1,208	1,407	14.3	20.0
Equipment	3,489	3,159	2,379	330	780	10.4	32.8
Data processing	6,981	4,660	3,791	2,321	869	49.8	22.9
Professional fees	4,547	3,839	3,164	708	675	18.4	21.3
Marketing and advertising	2,015	2,253	1,880	(238)	373	(10.6)	19.8
Deposit insurance premiums	1,713	1,730	1,561	(17)	169	(1.0)	10.8
Intangible expenses	5,528	2,567	2,167	2,961	400	N/M	18.5
Acquisition-related costs	10,257	1,047	1,270	9,210	(223)	N/M	(17.6)
Integration costs	5,667	1,490	8	4,177	1,482	N/M	N/M
Restructuring charges	1,731	1,642	—	89	1,642	5.4	N/M
Other expense	19,536	16,592	14,129	2,944	2,463	17.7	17.4
Total noninterest expense	$141,981	$105,515	$87,254	$36,466	$18,261	34.6%	20.9%
2016 versus 2015

Noninterest expense for the year ended December 31, 2016 was $142.0 million, an increase of $36.5 million or 34.6% compared to 2015. Acquisition and integration costs related to the Fox Chase acquisition and restructuring costs related to facility closures and staffing rationalization totaled $17.7 million for the year ended December 31, 2016. Acquisition, integration and restructuring costs related to the Fox Chase acquisition, the Valley Green acquisition and new financial center model were $4.2 million for the year ended December 31, 2015.

Salaries and benefit expense increased $11.4 million for the year ended December 31, 2016, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Included in salaries and benefit expense for the fourth quarter of 2016 is the cost of a pension settlement of $1.4 million as the Corporation offered lump sum payouts to former employees in its noncontributory retirement plan. This amount was recorded as a reclassification with the accumulated other comprehensive income component of equity and had no impact on the Corporation’s reported equity. This pension distribution was partially offset by the Corporation’s modification of its paid time off policy which resulted in a non-cash reduction in expense of $1.3 million during the fourth quarter of 2016. Commission expense increased $1.3 million for the year ended December 31, 2016, primarily due to commissions paid on increased mortgage banking activities, investment advisory fees and insurance revenues. Premises and equipment expenses increased $1.5 million for the year ended December 31, 2016, primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $2.3 million for the year ended December 31, 2016 due to increased investments in computer software as well as six months of Fox Chase processing expense. Intangible expenses increased $3.0 million for the year ended December 31, 2016 as the Corporation reached an agreement to settle its future obligation related to its acquisition of Girard Partners, Inc. during the fourth quarter of 2016.

2015 versus 2014

Noninterest expense for the year ended December 31, 2015 was $105.5 million, an increase of $18.3 million or 20.9% compared to 2014. Non-interest expense was impacted by the Valley Green acquisition which included integration and acquisition-related costs totaling $2.0 million for the year ended December 31, 2015 and $540 thousand in acquisition-related charges associated with Fox Chase. In addition, noninterest expense for the year ended December 31, 2015 included restructuring charges of $1.6 million recognized related to the consolidation of six financial centers under the new financial center model.

Salaries and benefit expense increased $7.8 million for the year ended December 31, 2015, primarily attributable to the Valley Green acquisition, additional staff hired to support revenue generation, increased pension plan expense and bonus accruals. The Sterner Insurance acquisition also impacted 2015 salaries and benefits expense. This increase was partially offset by higher deferred loan origination costs. Premises and equipment expenses increased $2.2 million for the year ended December 31, 2015, mainly due to the Valley Green acquisition.

Tax Provision
The provision for income taxes was $3.9 million, $9.8 million and $7.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, at effective rates of 16.6%, 26.4%, and 25.1%, respectively. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance partially offset by non-deductible merger expenses. The decrease in the effective tax rate from the prior year is mainly due a reduction in taxable income (primarily due to taxable acquisition-related, integration and restructuring expenses of $16.9 million).

Financial Condition
ASSETS
The following table presents assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cash and interest-earning deposits	$57,825	$60,799	$(2,974)	(4.9)%
Investment securities	468,518	370,760	97,758	26.4
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	24,869	8,880	15,989	N/M
Loans held for sale	5,890	4,680	1,210	25.9
Loans and leases held for investment	3,285,886	2,179,013	1,106,873	50.8
Reserve for loan and lease losses	(17,499)	(17,628)	129	0.7
Premises and equipment, net	63,638	42,156	21,482	51.0
Goodwill and other intangibles, net	189,210	125,277	63,933	51.0
Bank owned life insurance	99,948	71,560	28,388	39.7
Accrued interest receivable and other assets	52,243	33,954	18,289	53.9
Total assets	$4,230,528	$2,879,451	$1,351,077	46.9%

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

Total investments at December 31, 2016 increased $97.8 million from December 31, 2015. Securities acquired from Fox Chase Bank of $230.7 million and purchases of $85.5 million were partially offset by sales of $77.3 million, maturities and pay-downs of $84.9 million, calls of $47.0 million and decreases in the fair value of available-for-sale investment securities of $6.8 million. The decreases in fair value of available-for-sale investment securities were primarily due to the increase in long-term interest rates during the fourth quarter of 2016.

Table 3—Investment Securities
The following table shows the carrying amount of investment securities at the dates indicated. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2016	2015	2014
U.S. treasuries	$—	$4,887	$4,845
U.S. government corporations and agencies	32,266	102,156	121,844
State and political subdivisions	88,350	102,032	102,774
Residential mortgage-backed securities	203,641	13,354	13,643
Collateralized mortgage obligations	4,554	3,133	3,725
Corporate bonds	128,008	127,665	108,787
Money market mutual funds	10,784	16,726	11,675
Equity securities	915	807	1,337
Total investment securities	$468,518	$370,760	$368,630

Table 4—Investment Securities (Yields)
The following table shows the maturity distribution and weighted average yields of the investment securities at the dates indicated. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties; therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than stated maturity. Equity securities and money market mutual funds have no stated maturity and the current dividend yields may not be recognized in future periods. The weighted average yield is calculated by dividing income, which has not been tax equated on tax-exempt obligations, within each contractual maturity range by the outstanding amount of the related investment. Held-to-maturity and available-for-sale portfolios are combined.

	At December 31,
(Dollars in thousands)	2016 Amount	2016 Yield	2015 Amount	2015 Yield	2014 Amount	2014 Yield
1 Year or less	$36,044	1.08%	$31,657	1.65%	$18,710	2.45%
After 1 Year to 5 Years	77,649	1.54	163,064	1.39	214,664	1.33
After 5 Years to 10 Years	93,477	2.66	59,067	3.14	75,988	3.13
After 10 Years	249,649	2.33	99,439	3.69	46,256	3.77
No stated maturity	11,699	0.23	17,533	0.16	13,012	0.25
Total	$468,518	2.12%	$370,760	2.25%	$368,630	2.03%

Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost

The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $10.1 million and $2.2 million at December 31, 2016 and 2015, respectively. FHLB stock increased $7.9 million mainly due to purchase requirements related to the increase in FHLB borrowings from the Fox Chase acquisition. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of its investment in FHLB stock. Therefore, at December 31, 2016, the FHLB stock is recorded at cost.

At December 31, 2016 and 2015, the Bank held $14.6 million and $6.6 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. Federal Reserve Bank stock increased $8.0 million from December 31, 2015 due to the increase of capital with the acquisition of Fox Chase.

Loans and Leases

Gross loans and leases held for investment at December 31, 2016 increased $1.1 billion from December 31, 2015, including $776.2 million of loans acquired from Fox Chase. Organic loan growth, which excludes the loans acquired from Fox Chase at June 30, 2016, was 11.2% for the year ended December 31, 2016. Organic growth in loans was primarily in commercial business, commercial real estate and residential real estate loans. Loan growth in 2016 resulted from new and existing customer relationships and the Corporation's strategic move to expand its presence and hire a lending team in Lancaster County to seize opportunities as a result of market disruption caused by other bank acquisitions. Loan growth also resulted from opportunities brought by the Corporation's new lending personnel in its core market and through the acquisition of Fox Chase.

At December 31, 2016, there were no concentrations of loans or leases exceeding 10% of total loans and leases other than as disclosed in Table 5.

Table 5—Loan and Lease Portfolio

The following table presents the composition of the loan and lease portfolio at the dates indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$823,266	$504,515	$457,827	$422,816	$468,421
Real estate-commercial	1,374,949	885,892	628,478	600,353	530,122
Real estate-construction	174,844	96,541	79,887	90,493	91,250
Real estate-residential	747,715	536,893	312,032	281,828	264,432
Loans to individuals	30,373	29,732	29,941	40,000	43,780
Lease financings	134,739	125,440	118,460	105,994	83,857
Total loans and leases held for investment, net of deferred income	$3,285,886	$2,179,013	$1,626,625	$1,541,484	$1,481,862

Table 6—Loan and Lease Maturities and Sensitivity to Changes in Interest Rates

The following table presents the maturity and interest rate sensitivity of the loan and lease portfolio at December 31, 2016:

(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Five Years	Due After Five Years
Commercial, financial and agricultural	$823,266	$539,246	$164,358	$119,662
Real estate-commercial	1,374,949	385,099	744,143	245,707
Real estate-construction	174,844	117,491	32,947	24,406
Real estate-residential	747,715	262,561	225,221	259,933
Loans to individuals	30,373	17,556	8,047	4,770
Lease financings	134,739	49,249	85,055	435
Total gross loans and leases held for investment	$3,285,886	$1,371,202	$1,259,771	$654,913
Loans and leases with fixed predetermined interest rates	$1,573,453	$174,653	$935,748	$463,052
Loans and leases with variable or floating interest rates	1,712,433	1,196,549	324,023	191,861
Total gross loans and leases held for investment	$3,285,886	$1,371,202	$1,259,771	$654,913
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

Asset Quality
The Bank's strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans and leases. Performance of the loan and lease portfolio is monitored on a regular basis by Bank management and lending officers.
Loans and leases are deemed impaired when, based on current information and events, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the agreement or when a loan or lease is classified as a troubled debt restructuring. Factors considered by management in determining impairment include payment status, borrower cash flows, collateral value and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of net deferred fees is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal.

Loans or leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

At December 31, 2016, the recorded investment in loans held for investment that were considered to be impaired was $43.9 million. The related reserve for loan losses was $235 thousand. At December 31, 2015, the recorded investment in loans that were considered to be impaired was $48.9 million. The related reserve for loan losses was $322 thousand. Impaired loans include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The impaired loan balances consisted mainly of commercial real estate loans and business loans. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. For the years ended December 31, 2016, 2015, and 2014, additional interest income that would have been recognized under the original terms for impaired loans was $909 thousand, $1.3 million and $1.2 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.6 million and $1.9 million, respectively.

Other real estate owned was $5.0 million at December 31, 2016, compared to $1.3 million at December 31, 2015. The increase of $3.7 million was primarily due to other real estate owned acquired from Fox Chase of $2.8 million. In addition, the Bank transferred five commercial real estate properties, two residential properties and a parcel of land with a total fair value of $2.3 million to other real estate owned. In the fourth quarter of 2016, one commercial real estate property and five residential properties with a total carrying value of $693 thousand were sold.

Table 7—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for investment:
Commercial, financial and agricultural	$5,746	$6,915	$5,002	$4,253	$2,842
Real estate—commercial	5,651	4,314	4,413	8,091	14,340
Real estate—construction	—	—	5,931	9,159	13,588
Real estate—residential	5,983	2,514	1,611	1,402	976
Lease financings	536	440	380	330	386
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	17,916	14,183	17,337	23,235	32,132
Accruing troubled debt restructured loans and lease modifications not included in the above	3,252	5,245	5,469	7,943	13,457
Accruing loans and leases 90 days or more past due:
Commercial, financial and agricultural	—	—	—	12	—
Real estate—residential	652	—	31	23	54
Loans to individuals	142	173	365	319	347
Lease financings	193	206	55	59	40
Total accruing loans and leases, 90 days or more past due	987	379	451	413	441
Total non-performing loans and leases	22,155	19,807	23,257	31,591	46,030
Other real estate owned	4,969	1,276	955	1,650	1,607
Total nonperforming assets	$27,124	$21,083	$24,212	$33,241	$47,637
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.55%	0.65%	1.07%	1.51%	2.17%
Nonperforming loans and leases / loans and leases held for investment	0.67	0.91	1.43	2.05	3.11
Nonperforming assets / total assets	0.64	0.73	1.09	1.52	2.07
Allowance for loan and lease losses / loans and leases held for investment	0.53	0.81	1.27	1.59	1.67
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.73	0.94	1.27	1.59	1.67
Allowance for loan and lease losses / nonaccrual loans and leases	97.67	124.29	119.18	105.42	77.01
Allowance for loan and lease losses / nonperforming loans and leases	78.98	89.00	88.84	77.53	53.76
Allowance for loan and lease losses	$17,499	$17,628	$20,662	$24,494	$24,746
Acquired credit impaired loans	$7,352	$1,253	$—	$—	$—
Nonperforming loans and leases and acquired credit impaired loans / loans and leases held for investment	0.90	0.97	1.43	2.05	3.11
Nonperforming assets and acquired credit impaired loans / total assets	0.81	0.78	1.09	1.52	2.07
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,753	$93	$3,104	$1,583	$579

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$17,916	$14,183	$17,337	$23,235
Nonaccrual loans and leases with partial charge-offs	5,000	6,451	6,465	8,958
Life-to-date partial charge-offs on nonaccrual loans and leases	2,857	3,853	1,831	9,120
Charge-off rate of nonaccrual loans and leases with partial charge-offs	36.4%	37.4%	22.1%	50.4%
Specific reserves on impaired loans	$235	$322	$998	$2,963

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level representing management's best estimate of known risks and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Management evaluates the need to establish reserves against losses on loans and leases on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.

The reserve for loan and lease losses consists of a reserve for impaired loans and leases and a general valuation allowance on the remainder of the portfolio. Although management determines the amount of each element of the reserve separately, the entire reserve for loan and lease losses is available for losses on the portfolio.

Reserve Required for Impaired Loans and Leases

A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as a troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank establishes a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.

For loans that are not collateral dependent, the Bank establishes a specific reserve on impaired loans based on management's estimate of the discounted cash flows the Bank expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the strength of the customer's personal or business cash flows and personal guarantees; (2) the borrower's effort to cure the delinquency; (3) the availability of other sources of repayment; (4) the type and value of collateral, if applicable; and (5) the strength of our collateral position, if applicable.

General Reserve on the Remainder of the Loan Portfolio

The Bank establishes a general reserve for loans and leases that are not considered impaired to recognize the inherent losses associated with lending activities. This general reserve is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Bank's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $385 thousand and $338 thousand at December 31, 2016 and 2015, respectively.

Table 8—Summary of Loan and Lease Loss Experience

The following table presents average loans and leases and summarizes loan and lease loss experience for the periods indicated.

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Average amount of loans and leases outstanding	$2,699,973	$2,080,817	$1,580,835	$1,499,351	$1,465,448
Loan and lease loss reserve at beginning of period	$17,628	$20,662	$24,494	$24,746	$29,870
Charge-offs:
Commercial, financial and agricultural loans	4,827	4,793	2,834	3,213	9,974
Real estate loans	1,007	2,353	4,644	8,974	4,959
Loans to individuals	395	549	796	641	578
Lease financings	759	801	576	791	1,224
Total charge-offs	6,988	8,496	8,850	13,619	16,735
Recoveries:
Commercial, financial and agricultural loans	1,454	1,032	247	320	484
Real estate loans	260	238	618	1,130	401
Loans to individuals	133	176	265	174	130
Lease financings	191	214	281	515	561
Total recoveries	2,038	1,660	1,411	2,139	1,576
Net charge-offs	4,950	6,836	7,439	11,480	15,159
Provision to loan and lease loss reserve	4,646	3,623	3,607	11,228	10,035
Provision for acquired credit impaired loans	175	179	—	—	—
Loan and lease loss reserve at end of period	$17,499	$17,628	$20,662	$24,494	$24,746
Ratio of net charge-offs to average loans and leases	0.18%	0.33%	0.47%	0.77%	1.03%

The decrease in charge-offs during 2016 compared to 2015 was mainly due to improvements in asset quality. The primary decrease in charge-off activity was in commercial real estate loans. The decrease in charge-offs during 2015 compared to 2014 was mainly due to improvements in asset quality. Decreased charge-off activity for commercial real estate loans was partially offset by increased charge-off activity for commercial, financial and agricultural loans.

Table 9—Loan and Lease Loss Reserves

The following table summarizes the allocation of the allowance for loan and lease losses and the percentage of loans and leases in each major loan category to total loans and leases held for investment at the dates indicated.

	At December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Commercial, financial and agricultural loans	$7,037	25.1%	$6,418	23.2%	$6,920	28.1%	$9,789	27.4%	$11,594	31.5%
Real estate loans	9,272	69.9	8,910	69.6	10,830	62.8	11,126	63.1	9,126	59.8
Loans to individuals	364	0.9	346	1.4	360	1.8	694	2.6	679	3.0
Lease financings	788	4.1	1,042	5.8	985	7.3	1,285	6.9	1,326	5.7
Unallocated	38	N/A	912	N/A	1,567	N/A	1,600	N/A	2,021	N/A
Total	$17,499	100.0%	$17,628	100.0%	$20,662	100.0%	$24,494	100.0%	$24,746	100.0%

The allowance for loan and lease losses to nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications, was 97.67% at December 31, 2016, 124.29% at December 31, 2015 and 119.18% at December 31, 2014. At December 31, 2016, the specific allowance on impaired loans was $235 thousand, or 0.5% of the balance of impaired loans of $43.9 million. At December 31, 2015, the specific allowance on impaired loans was $322 thousand, or 0.7% of the balance of impaired loans of $48.9 million. At December 31, 2014, the specific allowance on impaired loans was $1.0 million, or 1.8% of the balance of impaired loans of $56.2 million.

The ratio of the reserve for loan and lease losses to total loans and leases was 0.53% at December 31, 2016 compared to 0.81% at December 31, 2015 and 1.27% at December 31, 2014. Excluding the loans acquired in the Fox Chase Bank and Valley Green Bank acquisitions which were recorded at fair value, the ratio of the reserve for loan and lease losses to total loans and leases was 0.73% at December 31, 2016 and 0.94% at December 31, 2015.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of these intangible assets for the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $3.6 million and $3.3 million, respectively. The Corporation also has goodwill with a net carrying value of $172.6 million at December 31, 2016 and $112.7 million at December 31, 2015, which is deemed to be an indefinite intangible asset and is not amortized. The increase in goodwill of $59.9 million was related to the Fox Chase Bank acquisition.

The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill and no material impairment of identifiable intangibles recorded during 2014 through 2016. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Bank Owned Life Insurance
The Bank purchases bank owned life insurance to protect itself against the loss of key employees due to death and to offset or finance the Corporation’s future costs and obligations to its employees under its benefit plans. Bank owned life insurance increased $28.4 million primarily to due $26.1 million of policies acquired from Fox Chase.
LIABILITIES
The following table presents liabilities at the dates indicated:

	At December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Deposits	$3,257,567	$2,394,360	$863,207	36.1%
Short-term borrowings	196,171	24,211	171,960	N/M
Long-term debt	127,522	—	127,522	—
Subordinated notes	94,087	49,377	44,710	90.5
Accrued interest payable and other liabilities	49,972	49,929	43	0.1
Total liabilities	$3,725,319	$2,517,877	$1,207,442	48.0%

Deposits
Total deposits increased $863.2 million from December 31, 2015, primarily due to $738.3 million of deposits acquired from Fox Chase. Organic deposit growth, which excludes the Fox Chase deposits at June 30, 2016, was 4.0% from December 31, 2015.

Table 10—Deposits

The following table summarizes the average amount of deposits for the periods indicated:

(Dollars in thousands)	For the Years Ended December 31,
	2016	2015	2014
Noninteresting-bearing deposits	$751,592	$517,566	$435,058
Interest-bearing checking deposits	386,176	369,611	314,784
Money market savings	414,121	368,392	295,209
Regular savings	714,809	582,647	535,346
Time deposits	512,557	461,968	264,591
Total average deposits	$2,779,255	$2,300,184	$1,844,988

The following table summarizes the maturities of time deposits with balances of $100 thousand or more. Brokered deposits in the amount of $107.9 million at December 31, 2016 are not included in total certificates of deposit of $100 thousand or more.

(Dollars in thousands)	At December 31, 2016
Due Three Months or Less	$110,835
Due Over Three Months to Six Months	71,080
Due Over Six Months to Twelve Months	48,548
Due Over Twelve Months	60,507
Total	$290,970
Borrowings
Total borrowings increased $344.2 million from December 31, 2015 mainly due to an increase in long-term borrowings of $127.5 million of which: $105.0 million principal amount was remaining from the Fox Chase acquisition; $45.0 million was due to the issuance by the Corporation of aggregate principal amount of fixed-to-floating rate subordinated notes on July 1, 2016; and an increase of $172.0 million of short-term borrowings.
Short-term borrowings at December 31, 2016 consisted of FHLB borrowings, federal funds purchased and customer repurchase agreements on an overnight basis totaling $196.2 million. Long-term debt at December 31, 2016 consisted of Federal Home Loan bank advances and commercial bank borrowings totaling $127.5 million and subordinated notes of $94.1 million. At December 31, 2016 and 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $148.5 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits.
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

Table 11—Borrowings

The following table summarizes the Corporation's borrowing activity at the dates indicated:

(Dollars in thousands)	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
2016
Short-term borrowings	$196,171	0.68%	$282,333	$103,238	0.72%
Long-term debt	127,522	0.93	127,826	60,965	0.90
Subordinated notes	94,087	5.27	94,087	71,851	5.39

2015
Short-term borrowings	$24,211	0.05%	$61,176	$35,932	0.10%
Long-term debt	—	—	—	—	—
Subordinated notes	49,377	5.36	49,377	37,431	5.40

2014
Short-term borrowings	$41,974	0.06%	$65,376	$41,215	0.08%
Long-term debt	—	—	—	—	—
Subordinated notes	—	—	—	—	—

SHAREHOLDERS' EQUITY
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At December 31,
	2016	2015	$ Change	% Change
Common stock	$144,559	$110,271	$34,288	31.1%
Additional paid-in capital	230,494	121,280	109,214	90.1
Retained earnings	194,516	193,446	1,070	0.6
Accumulated other comprehensive loss	(19,454)	(16,708)	(2,746)	(16.4)
Treasury stock	(44,906)	(46,715)	1,809	3.9
Total shareholders’ equity	$505,209	$361,574	$143,635	39.7%

The increase to shareholders' equity at December 31, 2016 of $143.6 million from December 31, 2015 was primarily related to the issuance of common stock of $34.3 million and additional paid-in capital of $109.9 million for the acquisition of Fox Chase Bank. Retained earnings at December 31, 2016, were impacted by net income of $19.5 million, partially offset by cash dividends declared of $18.4 million. Accumulated other comprehensive loss, net of tax, related to available-for-sale investment securities was $5.0 million and $592 thousand at December 31, 2016 and 2015, respectively. The increase of $4.4 million was primarily due to decreases in the fair value of available-for-sale securities related to the increase in long-term interest rates during the fourth quarter of 2016. Accumulated other comprehensive loss, net of tax benefits, related to pension and other post-retirement benefits was $14.3 million and $15.8 million at December 31, 2016 and 2015, respectively. During the fourth quarter of 2016, the Corporation offered lump sum payouts to former employees in its noncontributory retirement plan, which resulted in a pension settlement cost of $1.4 million. The amount represents a reclassification of accumulated other comprehensive income to pension expense (included in salaries and benefit expense in the statement of income) and had no impact on shareholders' equity. Treasury stock decreased primarily due to the issuance of restricted stock.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2016, the Corporation and the Bank was required to hold a capital conservation buffer greater than 0.625% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. During 2017, the Corporation and the Bank must hold a capital conservation buffer greater than 1.25% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions.
At December 31, 2016, the Corporation had a Tier 1 capital ratio of 9.42% and total risked-based capital ratio of 12.44%. At December 31, 2015, the Corporation had a Tier 1 capital ratio of 10.65% and total risked-based capital ratio of 13.35%. The Corporation continues to be in the “well-capitalized” category under regulatory standards. Details on the capital ratios can be found in Note 21 “Regulatory Matters,” included in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K along with a discussion on dividend and other restrictions.
Asset/Liability Management
The primary functions of Asset/Liability Management are to assure adequate earnings, capital and liquidity while maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers and corporate needs. Management's objective to address interest-rate risk is to understand the Corporation's susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.
The Corporation uses both interest-sensitivity gap analysis and simulation modeling to quantify exposure to interest rate risk. The Corporation uses the gap analysis to identify and monitor long-term rate exposure and uses a simulation model to measure the short-term rate exposures. The Corporation runs various earnings simulation scenarios to quantify the impact of declining or rising interest rates on net interest income over a one-year and two-year horizon. The simulation uses expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates company developed, market-based assumptions regarding growth, pricing, and optionality such as prepayment speeds. As interest rates increase, fixed-rate assets that banks hold will tend to decrease in value; conversely, as interest rates decline, fixed-rate assets that banks hold will tend to increase in value.
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

The Corporation focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial, financial and agricultural loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Southeastern Pennsylvania and New Jersey market areas at prudent loan-to-value ratios and are often supported by a guarantee of the borrowers. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that any credit concentrations by borrower or industry are closely monitored.

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

Liquidity
The Corporation, in its role as a financial intermediary, is exposed to certain liquidity risks. Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy demand for loans, deposit withdrawals, repayment of borrowings and brokered certificates of deposit at maturity, operating expenditures, and capital expansion. The Corporation manages liquidity risk by measuring and monitoring liquidity sources and estimated funding needs on a weekly basis. The Corporation has a contingency funding plan in place to address liquidity needs in the event of an institution-specific or a systemic financial crisis.

Sources of Funds
Core deposits continue to be the largest significant funding source for the Corporation. These deposits are primarily generated from a base of consumer, business and public customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.

The Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank, the Federal Reserve Bank of Philadelphia and, at times, brokered deposits, or other similar sources.

The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $1.2 billion. At December 31, 2016 and 2015, the amount of overnight borrowings with the FHLB were $91.3 million and $0 thousand, respectively. At December 31, 2016 and 2015, the amount of long-term borrowings with the FHLB were $96.2 million and $0 thousand, respectively. At December 31, 2016 and 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $148.5 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.

The Corporation, through the Bank, maintains federal fund lines with several correspondent banks totaling $302.0 million and $122.0 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Corporation had $80.0 million and $0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.

The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2016, the Corporation had no outstanding borrowings under this line.

The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2016 and 2015, the Corporation had no outstanding borrowings under this line.
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

Cash Requirements
The Corporation has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The following contractual obligations and commitments table presents, at December 31, 2016, significant fixed and determinable contractual obligations and commitments to third parties. The most significant contractual obligation, in both the under and over one year time period, is for the Bank to repay its certificates of deposit and short-term and long-term borrowings. The Bank anticipates meeting these obligations by continuing to provide convenient depository and cash management services through its financial center network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Bank will also use borrowings and brokered deposits to meet its obligations.

The table also shows the amounts and expected maturities of significant commitments at December 31, 2016. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Commitments to extend credit are the Bank’s most significant commitment in both the under and over one year time periods.

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

Table 12—Contractual Obligations and Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows, including interest payable, at December 31, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in the market interest rates. Future changes in the market interest rates could materially affect the contractual amounts to be paid.

	Payments Due by Period
(Dollars in thousands)	Total	Due in One Year or Less	Due after One Year to Three Years	Due after Three Years to Five Years	Due in Over Five Years
Short-term borrowings	$196,171	$196,171	$—	$—	$—
Long-term debt	129,965	67,825	41,824	20,316	—
Subordinated capital notes (a)	135,300	4,800	9,600	8,584	112,316
Time deposits (b)	634,772	413,580	180,438	25,885	14,869
Operating leases	59,093	3,115	6,288	6,244	43,446
Standby and commercial letters of credit	46,566	40,041	5,815	499	211
Commitments to extend credit (c)	980,647	276,209	133,641	59,233	511,564
Net asset/liability derivative loan commitments (d)	984	984	—	—	—
Other long-term obligations (e)	25,431	6,346	9,637	7,206	2,242
Total contractual obligations	$2,208,929	$1,009,071	$387,243	$127,967	$684,648

Notes: (a) Includes interest for fixed and variable rate components. As specified in the note agreements, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.

(b)	Includes interest on both fixed and variable rate obligations. The interest expense is based upon the fourth quarter average interest rate.

(c)	Includes both revolving and straight lines of credit. Revolving lines are reported in the “Due in One Year or Less” category.

(d)	Includes the fair value of these contractual arrangements at December 31, 2016.
(e) Represents obligations to the Corporation's third-party data processing provider and other vendors.

Interest Rate Sensitivity
Interest rate sensitivity is a function of the repricing characteristics of the Corporation's assets and liabilities. Minimizing the balance sheet's maturity and repricing risk is a continual focus in a changing interest rate environment. The Corporation uses a variety of techniques to assist in identifying the potential range of risk. A simulation model is utilized to prepare a maturity/repricing Gap analysis as well as an Earnings at Risk analysis under various interest rate scenarios.

The gap analysis identifies interest rate risk by identifying re-pricing gaps in the Corporation’s balance sheet. The model is based on expected cash flows and re-pricing characteristics for all financial instruments at a point in time and incorporates Corporation developed, market influenced assumptions regarding the impact of changing interest rates on these financial instruments. All assets and liabilities are modeled to reflect some level of behavioral optionality, such as prepayments on loans, early call features on investments or a decline in deposit balance. These assumptions are based upon historic behavior however are inherently uncertain and thus cannot precisely predict the impact of changes in interest rates. While actual results will differ from simulated results due to customer behavioral change and/or market and regulatory influences, the following models are important tools to guide management.

Table 13—Interest Rate Sensitivity Gap Analysis

The following table presents the Corporation’s gap analysis at December 31, 2016:

(Dollars in thousands)	Within Three Months	After Three Months to Twelve Months	After One Year to Five Years	Over Five Years	Non-Rate Sensitive	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$48,757	$48,757
Interest-earning deposits with other banks	9,068	—	—	—	—	9,068
Investment securities	108,397	63,730	208,975	87,416	—	468,518
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	—	—	—	—	24,869	24,869
Loans held for sale	5,890	—	—	—	—	5,890
Loans and leases, net of reserve for loan and lease losses	1,284,145	369,704	1,347,353	284,684	(17,499)	3,268,387
Other assets	—	—	—	—	405,039	405,039
Total assets	$1,407,500	$433,434	$1,556,328	$372,100	$461,166	$4,230,528
Liabilities and shareholders' equity:
Noninterest-bearing deposits	$180,879	$64,029	$200,183	$473,246	$—	$918,337
Interest-bearing demand deposits	883,850	1,183	4,926	20,004	—	909,963
Savings deposits	766,207	4,835	18,224	13,812	—	803,078
Time deposits	157,958	237,890	210,613	19,728	—	626,189
Borrowings	196,171	65,000	155,000	1,609	—	417,780
Other liabilities	—	—	—	—	49,972	49,972
Shareholders' equity	—	—	—	—	505,209	505,209
Total liabilities and shareholders' equity	$2,185,065	$372,937	$588,946	$528,399	$555,181	$4,230,528
Interest rate swaps	$20,615	$—	$—	$—	$—
Incremental gap	$(756,950)	$60,497	$967,382	$(156,299)	$(94,015)
Cumulative gap	$(756,950)	$(696,453)	$270,929	$114,630
Cumulative gap as a percentage of interest-earning assets	(20.08)%	(18.48)%	7.19%	3.04%

The table above indicates that the Corporation should anticipate a greater amount of liabilities repricing over assets in the near term. Over time, this will reverse as the magnitude of the asset pricing change exceeds the liability pricing change. This table does not take into account the magnitude of repricing due to rate prices changes.

Table 14—Net Interest Income - Summary of Interest Rate Simulation

Management also performs a simulation of net interest income to measure interest rate exposures. The following table demonstrates the anticipated impact of a parallel interest rate shift, or "shock," to the yield curve on the Corporation’s net interest income over the next twelve months. This simulation incorporates the same assumptions noted above and assumes a static balance sheet with no growth in interest-earning assets or interest-bearing liabilities over the next twelve months.

The changes to net interest income are shown in the below table at December 31, 2016. The results suggest the Corporation's year-end balance sheet is slightly asset sensitive as net interest income is projected to increase in a rising rate environment. The level of asset sensitivity increased slightly from prior year-end results. The changes to net interest income shown below are in compliance with the Corporation's policy guidelines.

	Estimated Change in Net Interest Income Over Next 12 Months
(Dollars in thousands)	Amount	Percent
Rate shock - Change in interest rates
+300 basis points	$9,172	7.03%
+200 basis points	6,231	4.77
+100 basis points	3,009	2.31
-100 basis points*	(4,700)	(3.60)
*Certain short-term interest rates are at or below 1.00%. Therefore, in a scenario where rates decline by 100bps, short-term interest rates will decline to zero, resulting in a non-parallel downward shift.

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

We have audited the accompanying consolidated balance sheets of Univest Corporation of Pennsylvania and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Philadelphia, Pennsylvania
March 3, 2017

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	At December 31,
(Dollars in thousands, except share data)	2016	2015

ASSETS
Cash and due from banks	$48,757	$32,356
Interest-earning deposits with other banks	9,068	28,443
Investment securities held-to-maturity (fair value $24,871 and $41,061 at December 31, 2016 and 2015, respectively)	24,881	40,990
Investment securities available-for-sale	443,637	329,770
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	24,869	8,880
Loans held for sale	5,890	4,680
Loans and leases held for investment	3,285,886	2,179,013
Less: Reserve for loan and lease losses	(17,499)	(17,628)
Net loans and leases held for investment	3,268,387	2,161,385
Premises and equipment, net	63,638	42,156
Goodwill	172,559	112,657
Other intangibles, net of accumulated amortization and fair value adjustments of $17,597 and $15,360 at December 31, 2016 and 2015, respectively	16,651	12,620
Bank owned life insurance	99,948	71,560
Accrued interest receivable and other assets	52,243	33,954
Total assets	$4,230,528	$2,879,451
LIABILITIES
Noninterest-bearing deposits	$918,337	$541,460
Interest-bearing deposits:
Demand deposits	909,963	790,800
Savings deposits	803,078	607,694
Time deposits	626,189	454,406
Total deposits	3,257,567	2,394,360
Short-term borrowings	196,171	24,211
Long-term debt	127,522	—
Subordinated notes	94,087	49,377
Accrued interest payable and other liabilities	49,972	49,929
Total liabilities	3,725,319	2,517,877
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at December 31, 2016 and 2015; 28,911,799 and 22,054,270 shares issued at December 31, 2016 and 2015, respectively; 26,589,353 and 19,530,930 shares outstanding at December 31, 2016 and 2015, respectively	144,559	110,271
Additional paid-in capital	230,494	121,280
Retained earnings	194,516	193,446
Accumulated other comprehensive loss, net of tax benefit	(19,454)	(16,708)
Treasury stock, at cost; 2,322,446 and 2,523,340 shares at December 31, 2016 and 2015, respectively	(44,906)	(46,715)
Total shareholders’ equity	505,209	361,574
Total liabilities and shareholders’ equity	$4,230,528	$2,879,451
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014

Interest income
Interest and fees on loans and leases:
Taxable	$110,119	$86,792	$62,521
Exempt from federal income taxes	7,545	6,452	5,684
Total interest and fees on loans and leases	117,664	93,244	68,205
Interest and dividends on investment securities:
Taxable	5,380	4,671	3,989
Exempt from federal income taxes	2,712	3,447	3,610
Interest on deposits with other banks	61	95	81
Interest and dividends on other earning assets	790	526	307
Total interest income	126,607	101,983	76,192
Interest expense
Interest on demand deposits	1,902	1,474	545
Interest on savings deposits	1,052	533	317
Interest on time deposits	4,261	4,000	3,102
Interest on short-term borrowings	748	35	32
Interest on long-term debt and subordinated notes	4,419	2,023	—
Total interest expense	12,382	8,065	3,996
Net interest income	114,225	93,918	72,196
Provision for loan and lease losses	4,821	3,802	3,607
Net interest income after provision for loan and lease losses	109,404	90,116	68,589
Noninterest income
Trust fee income	7,741	7,908	7,835
Service charges on deposit accounts	4,691	4,230	4,230
Investment advisory commission and fee income	11,357	10,773	11,904
Insurance commission and fee income	14,603	13,885	11,543
Other service fee income	7,903	7,379	7,189
Bank owned life insurance income	2,931	1,295	1,628
Net gain on sales of investment securities	518	1,265	635
Net gain on mortgage banking activities	6,027	4,838	2,182
Other income	192	852	1,198
Total noninterest income	55,963	52,425	48,344
Noninterest expense
Salaries and benefits	61,518	50,069	42,245
Commissions	9,361	8,037	7,637
Net occupancy	9,638	8,430	7,023
Equipment	3,489	3,159	2,379
Data processing	6,981	4,660	3,791
Professional fees	4,547	3,839	3,164
Marketing and advertising	2,015	2,253	1,880
Deposit insurance premiums	1,713	1,730	1,561
Intangible expenses	5,528	2,567	2,167
Acquisition-related costs	10,257	1,047	1,270
Integration costs	5,667	1,490	8
Restructuring charges	1,731	1,642	—
Other expense	19,536	16,592	14,129
Total noninterest expense	141,981	105,515	87,254
Income before income taxes	23,386	37,026	29,679
Income taxes	3,881	9,758	7,448
Net income	$19,505	$27,268	$22,231
Net income per share:
Basic	$0.85	$1.39	$1.37
Diluted	0.84	1.39	1.37
Dividends declared	0.80	0.80	0.80
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in thousands)	2016			2015			2014
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount

Income	$23,386	$3,881	$19,505	$37,026	$9,758	$27,268	$29,679	$7,448	$22,231
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale investment securities:
Net unrealized holding (losses) gains arising during the period	(6,245)	(2,186)	(4,059)	(2,283)	(799)	(1,484)	5,532	1,936	3,596
Less: reclassification adjustment for net gains on sales realized in net income (1)	(518)	(181)	(337)	(1,265)	(443)	(822)	(635)	(222)	(413)
Less: reclassification adjustment for other-than-temporary impairment on equity securities realized in net income (2)	—	—	—	5	2	3	—	—	—
Total net unrealized (losses) gains on available-for-sale investment securities	(6,763)	(2,367)	(4,396)	(3,543)	(1,240)	(2,303)	4,897	1,714	3,183
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding losses arising during the period	(86)	(30)	(56)	(574)	(201)	(373)	(307)	(107)	(200)
Less: reclassification adjustment for net losses realized in net income (3)	308	108	200	377	132	245	66	23	43
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	222	78	144	(197)	(69)	(128)	(241)	(84)	(157)
Defined benefit pension plans:
Net unrealized gains (losses) arising during the period	(155)	(54)	(101)	(797)	(279)	(518)	(11,968)	(4,189)	(7,779)
Less: amortization of net actuarial loss included in net periodic pension costs (4)	1,321	462	859	1,362	477	885	666	233	433
Less: accretion of prior service cost included in net periodic pension costs (4)	(283)	(99)	(184)	(280)	(98)	(182)	(288)	(101)	(187)
Less: reclassification adjustment for net losses realized in net income (5)	1,434	502	932	—	—	—	—	—	—
Total defined benefit pension plans	2,317	811	1,506	285	100	185	(11,590)	(4,057)	(7,533)
Other comprehensive loss	(4,224)	(1,478)	(2,746)	(3,455)	(1,209)	(2,246)	(6,934)	(2,427)	(4,507)
Total comprehensive income	$19,162	$2,403	$16,759	$33,571	$8,549	$25,022	$22,745	$5,021	$17,724
(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in other noninterest income on the consolidated statement of income (before tax amount).
(3) Included in interest expense on demand deposits on the consolidated statements of income (before tax amount).
(4) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 12 - Retirement Plans and Other Postretirement Benefits for additional details.
(5) Included in pension cost (before tax amount). See Note 12 - Retirement Plans and Other Postretirement Benefits for additional details.

See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2013	16,287,812	$91,332	$62,417	$172,602	$(9,955)	$(35,890)	$280,506

Net income	—	—	—	22,231	—	—	22,231
Other comprehensive loss, net of income tax benefit	—	—	—	—	(4,507)	—	(4,507)
Cash dividends declared ($0.80 per share)	—	—	—	(12,982)	—	—	(12,982)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	124,151	—	43	—	—	2,419	2,462
Exercise of stock options	17,334	—	(5)	—	—	315	310
Repurchase of cancelled restricted stock awards	(43,452)	—	735	—	—	(735)	—
Stock-based compensation	—	—	1,141	—	—	—	1,141
Net tax deficiency on stock-based compensation	—	—	(2)	—	—	—	(2)
Purchases of treasury stock	(238,542)	—	—	—	—	(4,605)	(4,605)
Restricted stock awards granted	74,304	—	(1,349)	—	—	1,349	—
Balance at December 31, 2014	16,221,607	$91,332	$62,980	$181,851	$(14,462)	$(37,147)	$284,554

Net income	—	—	—	27,268	—	—	27,268
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,246)	—	(2,246)
Cash dividends declared ($0.80 per share)	—	—	—	(15,673)	—	—	(15,673)
Stock issued under dividend reinvestment and employee stock purchase plans	123,391	—	52	—	—	2,382	2,434
Issuance of common stock, acquisition	3,787,866	18,939	57,727	—	—	—	76,666
Exercise of stock options	27,999	—	(54)	—	—	515	461
Repurchase of cancelled restricted stock awards	(19,934)	—	318	—	—	(318)	—
Stock-based compensation	—	—	1,421	—	—	—	1,421
Net tax benefit on stock-based compensation	—	—	31	—	—	—	31
Purchases of treasury stock	(675,754)	—	—	—	—	(13,342)	(13,342)
Restricted stock awards granted	65,755	—	(1,195)	—	—	1,195	—
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574

Net income	—	—	—	19,505	—	—	19,505
Other comprehensive loss, net of income tax benefit	—	—	—	—	(2,746)	—	(2,746)
Cash dividends declared ($0.80 per share)	—	—	—	(18,435)	—	—	(18,435)
Stock issued under dividend reinvestment and employee stock purchase plans	115,269	—	59	—	—	2,413	2,472
Issuance of common stock, acquisition	6,857,529	34,288	109,858	—	—	—	144,146
Exercise of stock options	261,050	—	59	—	—	4,909	4,968
Repurchase of cancelled restricted stock awards	(23,409)	—	418	—	—	(418)	—
Stock-based compensation	—	—	2,084	—	—	—	2,084
Purchases of treasury stock	(328,271)	—	—	—	—	(8,359)	(8,359)
Restricted stock awards granted	176,255	—	(3,264)	—	—	3,264	—
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
See accompanying notes to consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$19,505	$27,268	$22,231
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,821	3,802	3,607
Depreciation of premises and equipment	4,089	3,757	3,243
Net gain on sales of investment securities	(518)	(1,265)	(635)
Net gain on mortgage banking activities	(6,027)	(4,838)	(2,182)
Bank owned life insurance income	(2,931)	(1,295)	(1,628)
Net amortization on investment securities	1,853	1,284	1,690
Amortization, fair market value adjustments and capitalization of mortgage servicing rights	(521)	(368)	10
Net accretion of acquisition accounting fair value adjustments	(2,779)	(2,048)	—
Stock-based compensation	2,084	1,421	1,141
Intangible expenses	5,528	2,567	2,167
Other adjustments to reconcile net income to cash provided by operating activities	659	(133)	(822)
Deferred tax expense	942	3,816	4,162
Originations of loans held for sale	(258,202)	(209,464)	(131,461)
Proceeds from the sale of loans held for sale	262,948	212,613	132,278
Contributions to pension and other postretirement benefit plans	(2,261)	(2,271)	(254)
Decrease (increase) in accrued interest receivable and other assets	1,956	3,055	(3,237)
Increase (decrease) in accrued interest payable and other liabilities	2,160	1,442	(587)
Net cash provided by operating activities	33,306	39,343	29,723
Cash flows from investing activities:
Net cash paid due to acquisitions	(94,835)	(2,967)	(9,260)
Net capital expenditures	(12,644)	(5,890)	(5,595)
Proceeds from maturities and calls of securities held-to-maturity	21,000	13,000	11,000
Proceeds from maturities and calls of securities available-for-sale	110,927	79,482	58,744
Proceeds from sales of securities available-for-sale	77,290	77,308	32,967
Purchases of investment securities held-to-maturity	(5,071)	—	—
Purchases of investment securities available-for-sale	(80,476)	(162,722)	(65,215)
Proceeds from sale of loans transferred to held for sale	—	4,000	—
Proceeds from sale of portfolio loans	2,435	—	—
Proceeds from sale of credit card portfolio	—	—	8,940
Net increase in loans and leases	(337,961)	(181,037)	(100,981)
Net decrease (increase) in interest-earning deposits	35,004	(16,954)	30,070
Net (increase) decrease in other investments	(11,773)	(3,718)	2,144
Proceeds from sales of other real estate owned	885	14	891
Net decrease in federal funds sold	—	17,442	—
Purchases of bank owned life insurance	—	(8,000)	—
Proceeds from bank owned life insurance	662	—	—
Net cash used in investing activities	(294,557)	(190,042)	(36,295)
Cash flows from financing activities:
Net increase in deposits	125,425	147,572	16,843
Net increase (decrease) in short-term borrowings	123,207	(17,763)	4,217
Proceeds from issuance of long-term debt	20,000	—	—
Repayment of long-term debt	(15,000)	—	—
Proceeds from issuance of subordinated notes	44,515	49,267	—
Payment of contingent consideration on acquisitions	(2,552)	(2,631)	(310)
Purchases of treasury stock	(8,359)	(13,342)	(4,605)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit programs	2,472	2,434	2,462
Proceeds from exercise of stock options, including excess tax benefits	4,968	534	310
Cash dividends paid	(17,024)	(15,011)	(12,996)
Net cash provided by financing activities	277,652	151,060	5,921
Net decrease (increase) in cash and due from banks	16,401	361	(651)
Cash and due from banks at beginning of year	32,356	31,995	32,646
Cash and due from banks at end of period	$48,757	$32,356	$31,995

	For the Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,982	$8,099	$4,118
Cash paid for income taxes, net of refunds	8,053	2,142	5,899
Non cash transactions:
Transfer of loans to other real estate owned	$2,347	$320	$—
Transfer of loans to loans held for sale	—	4,000	8,926
Assets acquired through acquisitions	1,090,395	425,185	—
Liabilities assumed through acquisitions	911,316	389,795	—
Contingent consideration recorded as goodwill	—	1,525	6,105
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
At December 31, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines its segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. For more detailed discussion and financial information on the business segments, see Note 23 “Segment Reporting.”
The Bank serves Montgomery, Bucks, Chester, Philadelphia, Lancaster and Lehigh Counties of Pennsylvania and Cape May County in New Jersey through thirty-seven banking offices and provides banking and trust services to the residents and employees of fourteen retirement communities.
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
Interest-earning Deposits with Other Banks
Interest-earning deposits with other banks consist of deposit accounts with other financial institutions generally having maturities of three months or less. At times, such balances exceed the FDIC limits for insurance coverage.
Investment Securities
Securities are classified as investment securities held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and are carried at fair value. The Corporation did not have any trading account securities at December 31, 2016 or 2015. Securities not classified as held-to-maturity or trading are designated securities available-for-sale and carried at fair value with unrealized gains and losses, net of estimated income taxes, reflected in accumulated other comprehensive income, a separate component of shareholders' equity. Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including interest rates, changes in the maturity or mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other factors. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected life of the securities. Due to volatility in the financial markets, there is the risk that any future fair value could vary from that disclosed in the accompanying financial statements. Realized gains and losses on the sale of investment securities are recorded on the trade date, determined using the specific identification method and are included in the consolidated statements of income.

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. Unrealized losses on the Corporation’s investments in debt securities that are deemed in debt securities are temporary in nature are recognized in other comprehensive income, net of tax. Should it be determined that a security is impacted by deteriorating credit, the credit portion of the loss is recognized in earnings. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis.

The Corporation evaluates its equity securities for other-than-temporary impairment. Other-than-temporary impairment charges are recorded when the Corporation determines the fair value of certain equity securities will not recover the cost basis of the individual security within a reasonable period of time due to a decline in the financial stability of the underlying companies. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Corporation has the intent and ability to hold these securities until recovery of the Corporation’s cost basis occurs.
Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Certain Other Investments without Readily Determinable Fair Values
At December 31, 2016 and 2015, the Bank held $14.6 million and $6.6 million, respectively, in Federal Reserve Bank stock as required by the Federal Reserve Bank. The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $10.1 million and $2.2 million at December 31, 2016 and 2015, respectively. Additionally, the FHLB might require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. Because ownership is restricted, the fair values of these investments are not readily determinable. As such, these investments are recorded at cost and evaluated for other-than-temporary impairment. The Corporation determined there was no other-than-temporary impairment of its investments in these stocks at December 31, 2016 or 2015.

Loans Held for Sale
The Corporation originates mortgage loans for investment and for sale. At origination, a mortgage loan is identified as either for sale or for investment. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses are recognized by charges to non-interest income. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.
Loans and Leases
Loans and leases are stated at the principal amount less net deferred fees and unearned discount. Interest income on commercial loans, real estate loans excluding residential real estate loans, and consumer loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Interest on residential real estate loans is recorded based on the outstanding balance using the actual interest rate based upon a monthly interest calculation. Loan commitments are made to accommodate the financial needs of the customers. These commitments represent off-balance sheet items that are unfunded. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. Accrual of interest income on loans and leases ceases when collectability of interest and/or principal is questionable. If it is determined that the collection of interest previously accrued is uncertain, such accrual is reversed and charged to current earnings. Loans and leases are considered past due based upon failure to comply with contractual terms.

A loan or lease is typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan or lease is currently performing. When a loan or lease, including a loan or lease that is impaired, is classified as nonaccrual, the accrual of interest on such a loan or lease is discontinued. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed and the amortization of the net deferred fees is suspended. Interest payments received on nonaccrual loans and leases are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. Loans and leases are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A loan or lease is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement or when a loan or lease is classified as a troubled debt restructuring. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.
Acquired Loans
Acquired loan portfolios are initially recorded at the acquisition date fair value. The fair value is based on guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs are utilized to value the portfolio and include the use of present value techniques employing cash flow estimates and incorporate assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information is not available, the Corporation uses assumptions in an effort to determine reasonable fair value. Specifically, management utilizes three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used are: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis. There is no carryover related allowance for loan losses.
For loans acquired without evidence of credit quality deterioration, the fair value adjustments to reflect the fair value of the loans and the fair value adjustments to reflect the general credit risk of the loan portfolio are substantially recognized as interest income on a level yield amortization method based upon the expected life of the loan. Subsequent to the acquisition, the Corporation records a provision for loan loss for the acquired non-impaired loans only when additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis.
For loans acquired with evidence of credit quality deterioration , the Corporation prepares a specific credit fair value adjustment. Management reviews the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition are reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable discount amount is recognized over the life of the loans on a level yield basis as an adjustment to yield. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income. After the acquisition measurement period, the present value of any decreases in expected cash flows of purchased impaired loans will generally result in an impairment charge recorded as a provision for loan loss, resulting in an increase to the allowance.
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
Reserve for Loan and Lease Losses
The reserve for loan and lease losses is maintained at a level representing management's best estimate of known risks and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectability. Management evaluates the need to establish reserves against losses on loans on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.
The reserve for loan and lease losses is adjusted through provisions for loan and lease losses charged against or credited to income. Loans deemed to be uncollectible are charged against the reserve for loan and lease losses, and any subsequent recoveries are credited to the reserve.

Reserve Required for Impaired Loans and Leases
A loan or lease is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect future payments of principal or interest as contractually due. The Bank applies its normal loan review procedures in determining if a loan is impaired, which includes reviewing the collectability of delinquent and internally classified loans on a regular basis and at least quarterly. In determining the likelihood of collecting principal and interest, the Bank considers all available and relevant information, including the borrower's actual and projected cash flows, balance sheet strength, liquidity and overall financial position. Additionally, all loans classified as a troubled debt restructurings are considered impaired. When a loan is classified as impaired, an impairment analysis is performed within the quarter in which a loan is identified as impaired to determine if a valuation allowance is needed. The Bank re-examines each impaired loan on a quarterly basis to determine if any adjustment to the net carrying amount of a loan is required. The Bank recognizes charge-offs associated with impaired loans when all or a portion of a loan is considered to be uncollectible. In measuring impairment, the Bank determines whether or not the loan is collateral dependent. A loan is collateral dependent if repayment is expected to be provided solely by the underlying collateral, which includes repayment from the proceeds from the sale of the collateral, cash flows from the continued operation of the collateral, or both, and there are no other available and reliable repayment sources. To determine the initial amount of impairment for a collateral dependent loan, the Bank utilizes a recent appraisal, an agreement of sale or a letter of intent. If the fair value of the underlying collateral, less costs to sell, is less than the loan's carrying amount, the Bank establishes a provision to the reserve for loan and lease losses in the amount of the difference between fair value, less costs to sell, and the loan or lease's carrying amount. In subsequent periods, the Bank takes into consideration current facts and circumstances in analyzing whether the fair value of the collateral has increased or decreased significantly such that a change to the corresponding valuation allowance is required. If current facts and circumstances are insufficient to determine fair value, the Bank obtains a new appraisal.
For loans that are not collateral dependent, the Bank establishes a specific reserve on impaired loans based on management's estimate of the discounted cash flows the Bank expects to receive from the borrower. Factors considered in evaluating such cash flows include: (1) the strength of the customer's personal or business cash flows and personal guarantees; (2) the borrower's effort to cure the delinquency; (3) the availability of other sources of repayment; (4) the type and value of collateral, if applicable; and (5) the strength of our collateral position, if applicable.
General Reserve on the Remainder of the Portfolio
The Bank establishes a general reserve for loans and leases that are not considered impaired to recognize the inherent losses associated with lending activities. This general reserve is determined by segmenting the loan portfolio and assigning reserve factors to each category. The reserve factors are calculated using the Bank's historical losses and loss emergence periods, and are adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. In addition, the Bank's primary examiner, as a regular part of their examination process, may require the Bank to increase the level of reserves.
Premises and Equipment
Land is stated at cost, and premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method and charged to operating expenses over the estimated useful lives of the assets or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life for new buildings constructed on land owned is forty years, and for new buildings constructed on leased land, is the lesser of forty years or the lease term including anticipated renewable terms. The useful life of purchased existing buildings is the estimated remaining useful life at the time of the purchase. Land improvements are considered to have estimated useful lives of fifteen years or the lease term including anticipated renewable terms. Furniture, fixtures and equipment have estimated useful lives ranging from three to ten years. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.
Goodwill and Other Intangible Assets
The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized using the sum of the year’s digits over their estimated useful lives of up to fifteen years. Customer related intangibles are amortized over their estimated useful lives of five to twelve years. Covenants not to compete are amortized over their three to five-year contractual lives on a straight-line basis. The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. There can be no assurance that future impairment analyses will not result in a charge to earnings.

Mortgage servicing rights are recognized as separate assets when mortgage loans are sold and the servicing rights are retained. Capitalized mortgage servicing rights are reported in other intangible assets on the consolidated balance sheets and are amortized into noninterest income in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are evaluated for impairment, on a quarterly basis, based upon the fair value of the servicing rights as compared to amortized cost. The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the current interest rates of the portfolios serviced. Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the unamortized capitalized amount.
Bank Owned Life Insurance
The Corporation has invested in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation for certain employees. The Corporation is the owner and beneficiary of the policies, however certain policies include split-dollar endorsements. Under these endorsements, beneficiaries of the insured individuals are entitled to a portion of the proceeds from the policy upon death of the insured. The life insurance investment is carried at the net cash surrender value of the underlying policies. Changes in the net cash surrender value of these policies are reflected in noninterest income. Proceeds from and purchases of bank owned life insurance are reflected in the consolidated statements of cash flows under investing activities. The Corporation recognizes a liability for the future death benefit for certain endorsement split-dollar life insurance arrangements that provide an employee with a death benefit in a postretirement/termination period.
Other Real Estate Owned
Other real estate owned (OREO) represents properties acquired through customers’ loan defaults and is included in other assets. The real estate is originally stated at an amount equal to the fair value of the property, less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. The amount, if any, by which the carrying amount of the loan plus recorded accrued interest (the recorded loan amount) exceeds the fair value less cost to sell of the OREO, the loss is charged against the reserve for loan and lease losses at the time of foreclosure or repossession. If the fair value less cost to sell of the OREO asset when taken into possession is greater than the recorded loan amount, the excess is first applied as a recovery against any prior charge-offs of the loan and any remaining gain is recorded as other noninterest income. Subsequently, OREO will be reported at the lower of the original cost and the current the fair value less cost to sell. Subsequent write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. Overages and subsequent carrying costs are expensed as incurred.
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
Dividend Reinvestment and Employee Stock Purchase Plans
The Univest Dividend Reinvestment Plan allows for the issuance of 1,968,750 shares of common stock. During 2016 and 2015, 86,350 and 87,946 shares, respectively, were issued under the dividend reinvestment plan, with 377,885 shares available for future purchase at December 31, 2016.

The 1996 Employee Stock Purchase Plan allows for the issuance of 984,375 shares of common stock. Employees may elect to make contributions to the plan in an aggregate amount not less than 2% or more than 10% of such employee’s total compensation. These contributions are then used to purchase stock during an offering period determined by the Corporation’s Employee Stock Purchase Plan Committee. The purchase price of the stock is 90% of the closing sale price on the last trading day of each quarter. Compensation expense is recognized as the discount is greater than 5% of the fair value. During 2016 and 2015, 28,919 and 26,440 shares, respectively, were issued under the employee stock purchase plan, with 677,265 shares available for future purchase at December 31, 2016.
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
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years for public business entities, or January 1, 2018 for the Corporation. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Corporation does not anticipate the adoption of this ASU will have a material impact on the statement of cash flows.
In August 2016, the FASB issued an ASU to provide guidance for eight cash flow classification issues for certain cash receipts and cash payments with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years for public business entities that are SEC filers, or January 1, 2018 for the Corporation. The Corporation does not anticipate the adoption of this ASU will have a material impact on the financial statements.
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
In March 2016, the FASB issued an ASU to simplify and improve employee share-based payment accounting. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement. The additional paid-in capital pool is eliminated. Excess tax benefits and deficiencies are recognized in the period they are deducted on the income tax return. Excess tax benefits are recorded along with other income tax cash flows as an operating activity in the statement of cash flows. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are applied prospectively when this ASU is adopted. For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, entities record a cumulative-effect adjustment in retained earnings as of the beginning of the year of adoption. The Corporation does not record deferred tax benefits on incentive stock options when expense is accrued, therefore, the Corporation does not have a cumulative-effect adjustment upon adoption of this ASU. Changes to the treatment of forfeitures will not impact the Corporation as the historical assumption for forfeitures was immaterial and not taken into account during valuations; the Corporation has recorded forfeitures as they occurred which is consistent with the new guidance. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, or January 1, 2017 for the Corporation. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Corporation adopted this ASU effective January 1, 2016 on a prospective basis. Prior periods have not been adjusted. All excess tax benefits and tax deficiencies for 2016 were recognized as a net income tax benefit in the statement of income. The additional paid-in capital pool was eliminated. The net impact of this adoption was $301 thousand in net income tax benefits recorded in the statement of income for the year ended December 31, 2016. The adoption of this ASU did not have a material impact on the Corporation's financial statements.
In March 2016, the FASB issued an ASU to amend the guidance for hedge accounting to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements of public businesses issued for fiscal years and interim periods within those years beginning after December 15, 2016, or January 1, 2017 for the Corporation. The adoption of this ASU did not have any impact on the Corporation's financial statements.
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
Note 2. Restrictions on Cash and Due from Banks and Interest-earning Deposit Accounts
The Bank maintains reserve balances under Federal Reserve Bank requirements. The reserve requirement at December 31, 2016 and 2015 was $6.6 million and $4.2 million, respectively, and was satisfied by vault cash held at the Bank’s branches. The average balances at the Federal Reserve Bank of Philadelphia were $10.2 million and $36.5 million for the years ended December 31, 2016 and 2015, respectively.
The Corporation maintains interest-earning deposit accounts at other financial institutions and pledges certain deposits as collateral for credit derivatives and interest rate swap agreements. Deposits pledged at December 31, 2016 and 2015 were $50 thousand and $460 thousand, respectively. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.
Note 3. Acquisition
Fox Chase Bancorp

On July 1, 2016, the Corporation completed the merger of Fox Chase Bancorp into the Corporation and Fox Chase Bank into Univest Bank and Trust Co. Fox Chase Bank was a locally-managed institution with locations in Pennsylvania and New Jersey and headquartered in Hatboro, Pennsylvania. The Corporation's presence expanded in Bucks, Chester, Philadelphia and Montgomery counties in Pennsylvania and into Cape May county in New Jersey, complementing and expanding the Corporation's existing network of financial centers. The fair value of total assets acquired as a result of the merger totaled $1.1 billion, loans totaled $776.2 million and deposits totaled $738.3 million. In accordance with the terms of the Agreement and Plan of Merger, dated December 8, 2015, holders of shares of Fox Chase common stock received, in aggregate, $98.9 million in cash and 6,857,529 shares or approximately 26% of the post transaction outstanding shares of the Corporation's common stock. The transaction was valued at $242.2 million based on Corporation’s June 30, 2016 closing share price of $21.02 as quoted on NASDAQ. The results of the combined entity’s operations are included in the Corporation's Consolidated Financial Statements from the date of acquisition. Goodwill of $59.9 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the Fox Chase acquisition and represents the anticipated revenue growth and reduced expenses as a result of the acquisition.
The acquisition of Fox Chase is being accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date.

The following table summarized the consideration paid for Fox Chase and the fair value of assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands, except share data)

Purchase price consideration in common stock:
Fox Chase common shares outstanding	11,754,852
Fox Chase common shares settled for stock	7,047,096
Exchange ratio	0.9731
Univest shares issued	6,857,529
Univest closing stock price at June 30, 2016	$21.02
Purchase price assigned to Fox Chase common shares exchanged for Univest stock		$144,146
Fox Chase common shares settled for cash	4,707,756
Purchase price for shares exchanged for cash	$21.00
Purchase price assigned to Fox Chase common shares exchanged for cash		98,863
Purchase price assigned to cash in lieu of fractional shares		11
Purchase price assigned to Fox Chase options settled for cash		4,255
Purchase price consideration - ESOP and Equity Incentive Plan		(5,041)
Total purchase price		$242,234

Fair value of assets acquired:
Cash and due from banks	$3,253
Interest-earning deposits with other banks	15,629
Investment securities available-for-sale	230,682
Loans held for investment	776,214
Premises and equipment, net	13,146
Other real estate owned	2,510
Core deposit intangible *	5,268
Bank owned life insurance	26,119
Accrued interest receivable and other assets	20,827
Total identifiable assets		$1,093,648
Fair value of liabilities assumed:
Deposits - noninterest bearing	$35,285
Deposits - interest bearing	702,978
Short-term borrowings	48,500
Long-term debt	123,448
Accrued interest payable and other liabilities	1,105
Total liabilities		$911,316
Identifiable net assets		182,332
Goodwill resulting from merger *		$59,902
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
Cash and due from banks: The fair value of cash and due from banks is their stated value.
Investment securities available-for-sale: The estimated fair values of the investment securities available for sale, primarily comprised of U.S. government agency mortgage-backed securities and corporate bonds, were determined using Level 2 inputs in the fair value hierarchy. The fair values were determined using independent pricing services and market-participating brokers. The Corporation’s independent pricing service utilized evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing service’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $3.4 million was recorded and is being amortized over the estimated useful life of the investments (estimated average remaining life of 3.7 years) using the interest rate method.

Loans held for investment: The most significant fair value determination related to the valuation of acquired loans. The acquisition resulted in loans acquired with and without evidence of credit quality deterioration. There was no carryover related allowance for loan and lease losses.
The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis.
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
The expected lifetime losses were calculated using an average of historical losses of the Bank, Fox Chase Bank and peer banks. The Corporation also estimated an environmental factor to apply to each loan type. The environment factor represents potential discount which may arise due to general economic conditions. Fox Chase's loan portfolio without evidence of credit quality deterioration was recorded at a current fair value of $762.5 million. A fair value premium of $4.7 million was recognized to reflect the fair values of loans. A fair value discount of $8.5 million was recognized to reflect the general credit risk of the loan portfolio. The adjustment is being substantially recognized as interest income over approximately 10 years on a level yield amortization method based upon the expected life of the loans.
For loans acquired with evidence of credit quality deterioration the Corporation prepared a specific credit fair value adjustment. Management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable discount amount is being recognized over the life of the loans on a level yield basis as an adjustment to yield. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.
At the acquisition date, the Corporation recorded $13.7 million of acquired impaired loans. The aggregate expected cash flows less the acquisition date fair value results in an accretable discount amount of $283 thousand, which is being recognized over the life of the loans on a level yield basis as an adjustment to yield. Contractual cashflows not expected to be collected of $11.1 million resulted in an unaccretable fair value discount of $5.7 million.
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
Bank premises: The Corporation assumed ten owned properties. The fair value was determined taking into consideration the highest and best use of the properties from a market participant perspective. For those properties that the Corporation have held-for-sale, the fair value is reduced by the costs to sell. The fair value of bank premises were determined using Level 2 inputs in the fair value hierarchy. The fair value of the buildings of $4.4 million is being amortized over an estimated life of 30 years.
Other real estate owned: The Corporation assumed five other real estate owned properties. The fair value was determined taking into consideration the highest and best use of the properties from a market participant perspective, including management assumptions when comparative data is not available, and is reduced by the costs to sell. The fair value of other real estate owned was determined using Level 3 inputs in the fair value hierarchy.
Bank owned life insurance: The fair value was determined at the cash surrender value of the policies.

Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of the acquisition. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $5.3 million is being amortized using the sum of the years digits method over an estimated life of 10 years.
Deposits: The fair values of demand and saving deposits, with no stated maturities, approximated the carrying value as these accounts are payable on demand. The fair values of time deposits with fixed maturities were estimated by discounting the final maturity using current market interest rate for similar instruments. A fair value premium of $831 thousand was recorded and is recognized as a reduction to interest expense using a level yield amortization method over the life of the time deposit. The fair value of time deposits were determined using Level 2 inputs in the fair value hierarchy.
Federal funds: Federal funds are overnight funds. The fair value of federal funds was determined to be the carrying balance due to the using Level 2 inputs in the fair value hierarchy.
Long-term debt: Fair values of long-term debt were estimated using discounted cash flow analysis based on rates currently available to the Bank for advances with similar terms and remaining maturities. The fair value of long-term borrowings was determined using Level 2 inputs in the fair value hierarchy. A fair value premium of $3.4 million was recognized and is recognized as a reduction to interest expense using a level yield amortization method over the life of the debt.
Deferred tax assets and liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.
Direct costs related to the acquisition were expensed as incurred. For the year ended December 31, 2016, the Corporation incurred $15.9 million of Fox Chase integration and acquisition-related costs, which have been separately stated in the Corporation's consolidated statements of income.

Supplemental Pro Forma Financial Information (unaudited)
The following unaudited pro forma combined consolidated financial information for the years ended December 31, 2016 and 2015 combine the historical consolidated results of the Corporation and Fox Chase and give effect to the merger as if the merger occurred on January 1, 2016 and January 1, 2015, respectively. The pro forma information has been prepared to include the estimated adjustments necessary to record the assets and liabilities of Fox Chase at their respective fair values. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings.
The pro forma data is not necessarily indicative of the operating results that the Corporation would have achieved had it completed the merger as of the beginning of the period presented and should not be considered as representative of future operations.

	Pro Forma
	For the Years Ended December 31,
(Dollars in thousands, except share data)	2016	2015
Net interest income	$132,581	$130,452
Noninterest income	58,189	55,158
Noninterest expense*	168,170	132,600
Net income*	11,933	38,767
Earnings per share:*
Basic	0.45	1.46
Diluted	0.45	1.46
* Includes acquisition, integration and restructuring costs as summarized below.

	Pro Forma
	For the Years Ended December 31,
(Dollars in thousands, except share data)	2016	2015
Acquisition and integration costs	$(29,433)	(3,028)
Acquisition and integration costs, net of tax	(19,939)	(2,156)
Earnings per share:
Basic	(0.76)	(0.08)
Diluted	(0.76)	(0.08)

Restructuring charges	(1,731)	(1,642)
Restructuring charges, net of tax	(1,125)	(1,067)
Earnings per share:
Basic	(0.04)	(0.04)
Diluted	(0.04)	(0.04)

Note 4. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at December 31, 2016 and 2015, by contractual maturity within each type:

	At December 31, 2016				At December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
Residential mortgage-backed securities:
Over 10 years	$5,071	$—	$(3)	$5,068	$—	$—	$—	$—
	5,071	—	(3)	5,068	—	—	—	—
Corporate bonds:
Within 1 year	19,810	2	(9)	19,803	21,047	134	—	21,181
After 1 year to 5 years	—	—	—	—	19,943	1	(64)	19,880
	19,810	2	(9)	19,803	40,990	135	(64)	41,061
Total	$24,881	$2	$(12)	$24,871	$40,990	$135	$(64)	$41,061
Securities Available-for-Sale
U.S. treasuries:
After 1 year to 5 years	$—	$—	$—	$—	$4,978	$—	$(91)	$4,887
	—	—	—	—	4,978	—	(91)	4,887
U.S. government corporations and agencies:
Within 1 year	15,000	20	—	15,020	10,389	—	(29)	10,360
After 1 year to 5 years	17,265	—	(19)	17,246	92,148	26	(378)	91,796
	32,265	20	(19)	32,266	102,537	26	(407)	102,156
State and political subdivisions:
Within 1 year	964	—	(1)	963	—	—	—	—
After 1 year to 5 years	18,705	38	(75)	18,668	17,362	80	(29)	17,413
After 5 years to 10 years	55,541	829	(426)	55,944	47,969	1,188	(32)	49,125
Over 10 years	12,663	226	(114)	12,775	34,334	1,160	—	35,494
	87,873	1,093	(616)	88,350	99,665	2,428	(61)	102,032
Residential mortgage-backed securities:
After 1 year to 5 years	6,086	—	(66)	6,020	9,713	12	(13)	9,712
After 5 years to 10 years	23,479	—	(622)	22,857	60	—	—	60
Over 10 years	174,388	99	(4,794)	169,693	3,517	65	—	3,582
	203,953	99	(5,482)	198,570	13,290	77	(13)	13,354
Collateralized mortgage obligations:
Over 10 years	4,659	—	(105)	4,554	3,215	—	(82)	3,133
	4,659	—	(105)	4,554	3,215	—	(82)	3,133
Corporate bonds:
Within 1 year	250	—	—	250	250	—	—	250
After 1 year to 5 years	35,923	34	(241)	35,716	19,446	25	(158)	19,313
After 5 years to 10 years	15,193	—	(516)	14,677	10,148	—	(266)	9,882
Over 10 years	60,000	27	(2,472)	57,555	60,000	—	(2,770)	57,230
	111,366	61	(3,229)	108,198	89,844	25	(3,194)	86,675
Money market mutual funds:
No stated maturity	10,784	—	—	10,784	16,726	—	—	16,726
	10,784	—	—	10,784	16,726	—	—	16,726
Equity securities:
No stated maturity	411	504	—	915	426	381	—	807
	411	504	—	915	426	381	—	807
Total	$451,311	$1,777	$(9,451)	$443,637	$330,681	$2,937	$(3,848)	$329,770
Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due. Unrealized losses in investment securities at December 31, 2016 and 2015 do not represent other-than-temporary impairments.

Securities with a carrying value of $356.7 million and $210.1 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes as required by law. In addition, securities of $1.4 million were pledged to secure credit derivatives and interest rate swaps at December 31, 2016. See Note 17, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Securities available-for-sale:
Proceeds from sales	$77,290	$77,308	$32,967
Gross realized gains on sales	600	1,295	635
Gross realized losses on sales	82	30	—
Tax expense related to net realized gains on sales	181	443	222
The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the years ended December 31, 2016, 2015 and 2014. The Corporation realized other-than-temporary impairment charges to noninterest income of $0 thousand, $5 thousand, and $0 thousand on its equity portfolio during the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016 and 2015, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.
The following table shows the fair value of securities that were in an unrealized loss position at December 31, 2016 and 2015 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investments before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2016
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,068	$(3)	$—	$—	$5,068	$(3)
Corporate bonds	9,779	(9)	—	—	9,779	(9)
Total	$14,847	$(12)	$—	$—	$14,847	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,850	$(19)	$—	$—	$11,850	$(19)
State and political subdivisions	40,771	(610)	423	(6)	41,194	(616)
Residential mortgage-backed securities	192,782	(5,482)	—	—	192,782	(5,482)
Collateralized mortgage obligations	2,013	(26)	2,542	(79)	4,555	(105)
Corporate bonds	58,535	(1,333)	33,104	(1,896)	91,639	(3,229)
Total	$305,951	$(7,470)	$36,069	$(1,981)	$342,020	$(9,451)

At December 31, 2015
Securities Held-to-Maturity
Corporate bonds	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Total	$12,078	$(9)	$4,953	$(55)	$17,031	$(64)
Securities Available-for-Sale
U.S. treasuries	$—	$—	$4,887	$(91)	$4,887	$(91)
U.S. government corporations and agencies	72,157	(379)	4,972	(28)	77,129	(407)
State and political subdivisions	10,251	(49)	1,335	(12)	11,586	(61)
Residential mortgage-backed securities	4,751	(13)	—	—	4,751	(13)
Collateralized mortgage obligations	—	—	3,133	(82)	3,133	(82)
Corporate bonds	72,234	(2,941)	10,669	(253)	82,903	(3,194)
Total	$159,393	$(3,382)	$24,996	$(466)	$184,389	$(3,848)

Note 5. Loans and Leases
Summary of Major Loan and Lease Categories

	At December 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$663,221	$160,045	$823,266
Real estate-commercial	909,581	465,368	1,374,949
Real estate-construction	142,891	31,953	174,844
Real estate-residential secured for business purpose	151,931	142,137	294,068
Real estate-residential secured for personal purpose	210,377	80,431	290,808
Real estate-home equity secured for personal purpose	147,982	14,857	162,839
Loans to individuals	30,110	263	30,373
Lease financings	134,739	—	134,739
Total loans and leases held for investment, net of deferred income	$2,390,832	$895,054	$3,285,886

Unearned lease income, included in the above table	$(15,970)	$—	$(15,970)
Net deferred costs, included in the above table	4,503	—	4,503
Overdraft deposits included in the above table	84	—	84

	At December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$479,980	$24,535	$504,515
Real estate-commercial	759,342	126,550	885,892
Real estate-construction	91,904	4,637	96,541
Real estate-residential secured for business purpose	94,280	124,503	218,783
Real estate-residential secured for personal purpose	177,850	3,305	181,155
Real estate-home equity secured for personal purpose	125,361	11,594	136,955
Loans to individuals	29,406	326	29,732
Lease financings	125,440	—	125,440
Total loans and leases held for investment, net of deferred income	$1,883,563	$295,450	$2,179,013

Unearned lease income, included in the above table	$(13,829)	$—	$(13,829)
Net deferred costs, included in the above table	4,244	—	4,244
Overdraft deposits included in the above table	35	—	35
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at December 31, 2016 totaled $895.1 million, including $673.4 million of loans from the Fox Chase acquisition and $221.7 million from the Valley Green Bank acquisition. At December 31, 2016, loans acquired with deteriorated credit quality, or acquired credit impaired loans, were $6.4 million from the Fox Chase acquisition and $990 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30. See Note 3, "Acquisition" for additional information.
The outstanding principal balance and carrying amount for acquired credit impaired loans at December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	At December 31, 2016	At December 31, 2015
Outstanding principal balance	$8,993	$3,551
Carrying amount	7,352	1,253
Allowance for loan losses	—	8

The following table presents the changes in accretable yield on acquired credit impaired loans:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015
Beginning of period	$144	$—
Acquisition of credit impaired loans	283	305
Reclassification from nonaccretable discount	1,329	574
Accretable yield amortized to interest income	(1,672)	(717)
Disposals	(34)	(18)
End of period	$50	$144

The Corporation is a lessor of equipment under agreements expiring at various dates through the year 2024. At December 31, 2016 and 2015, the schedule of minimum lease payments receivable is as follows:

	At December 31,
(Dollars in thousands)	2016	2015
Within 1 year	$56,872	$54,093
After 1 year through 2 years	41,931	40,250
After 2 years through 3 years	28,340	25,940
After 3 years through 4 years	16,369	13,914
After 4 years through 5 years	6,753	4,853
Thereafter	444	219
Total future minimum lease payments receivable	150,709	139,269
Less: Unearned income	(15,970)	(13,829)
Total lease financing receivables, net of unearned income	$134,739	$125,440

Age Analysis of Past Due Loans and Leases

The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at December 31, 2016 and 2015:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At December 31, 2016
Commercial, financial and agricultural	$1,536	$256	$1,335	$3,127	$819,550	$589	$823,266	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,482	1,560	2,591	5,633	1,363,606	5,710	1,374,949	—
Construction	202	—	—	202	174,642	—	174,844	—
Real estate—residential and home equity:
Residential secured for business purpose	1,390	428	1,539	3,357	289,927	784	294,068	—
Residential secured for personal purpose	3,243	905	879	5,027	285,512	269	290,808	481
Home equity secured for personal purpose	717	142	521	1,380	161,459	—	162,839	171
Loans to individuals	324	95	142	561	29,812	—	30,373	142
Lease financings	1,731	1,418	729	3,878	130,861	—	134,739	193
Total	$10,625	$4,804	$7,736	$23,165	$3,255,369	$7,352	$3,285,886	$987

At December 31, 2015
Commercial, financial and agricultural	$864	$298	$4,279	$5,441	$498,757	$317	$504,515	$—
Real estate—commercial real estate and construction:
Commercial real estate	12,103	—	1,102	13,205	872,174	513	885,892	—
Construction	—	—	—	—	96,541	—	96,541	—
Real estate—residential and home equity:
Residential secured for business purpose	1,406	2,356	727	4,489	213,871	423	218,783	—
Residential secured for personal purpose	990	69	309	1,368	179,787	—	181,155	—
Home equity secured for personal purpose	777	52	174	1,003	135,952	—	136,955	—
Loans to individuals	198	97	173	468	29,264	—	29,732	173
Lease financings	1,294	652	646	2,592	122,848	—	125,440	206
Total	$17,632	$3,524	$7,410	$28,566	$2,149,194	$1,253	$2,179,013	$379

Non-Performing Loans and Leases

The following presents, by class of loans and leases, non-performing loans and leases at December 31, 2016 and 2015:

	At December 31,
	2016				2015
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,746	$967	$—	$6,713	$6,915	$1,602	$—	$8,517
Real estate—commercial real estate and construction:
Commercial real estate	5,651	1,519	—	7,170	4,314	2,449	—	6,763
Real estate—residential and home equity:
Residential secured for business purpose	4,898	766	—	5,664	1,863	763	—	2,626
Residential secured for personal purpose	560	—	481	1,041	376	421	—	797
Home equity secured for personal purpose	525	—	171	696	275	—	—	275
Loans to individuals	—	—	142	142	—	—	173	173
Lease financings	536	—	193	729	440	10	206	656
Total	$17,916	$3,252	$987	$22,155	$14,183	$5,245	$379	$19,807
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.8 million and $93 thousand at December 31, 2016 and December 31, 2015, respectively.

Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at December 31, 2016 and 2015.
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

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades

The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$272	$—	$13,714	$162	$14,148
3. Strong	14,980	2,045	—	—	17,025
4. Satisfactory	35,529	38,861	—	367	74,757
5. Acceptable	465,675	676,212	110,650	133,716	1,386,253
6. Pre-watch	113,499	128,646	18,213	12,025	272,383
7. Special Mention	8,820	22,439	314	1,199	32,772
8. Substandard	24,446	41,378	—	4,462	70,286
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$663,221	$909,581	$142,891	$151,931	$1,867,624

At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$968	$—	$5,417	$—	$6,385
3. Strong	17,328	10,877	—	—	28,205
4. Satisfactory	36,697	36,023	450	9	73,179
5. Acceptable	328,140	530,766	72,630	78,659	1,010,195
6. Pre-watch	61,098	119,117	13,262	7,161	200,638
7. Special Mention	6,074	20,286	—	2,347	28,707
8. Substandard	29,675	42,273	145	6,104	78,197
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$479,980	$759,342	$91,904	$94,280	$1,425,506
The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$583	$—	$—	$—	$583
3. Strong	—	—	—	—	—
4. Satisfactory	4,399	1,018	—	—	5,417
5. Acceptable	113,512	282,199	20,565	117,322	533,598
6. Pre-watch	31,697	163,623	11,388	14,405	221,113
7. Special Mention	73	7,705	—	6,245	14,023
8. Substandard	9,781	10,823	—	4,165	24,769
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$160,045	$465,368	$31,953	$142,137	$799,503
At December 31, 2015
Grade:
1. Cash secured/ 2. Fully secured	$1,411	$—	$—	$—	$1,411
3. Strong	—	—	—	—	—
4. Satisfactory	1,181	3,561	—	608	5,350
5. Acceptable	18,446	102,122	4,637	113,002	238,207
6. Pre-watch	2,273	10,365	—	8,153	20,791
7. Special Mention	417	8,853	—	367	9,637
8. Substandard	807	1,649	—	2,373	4,829
9. Doubtful	—	—	—	—	—
10. Loss	—	—	—	—	—
Total	$24,535	$126,550	$4,637	$124,503	$280,225

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
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At December 31, 2016
Performing	$210,208	$147,286	$29,968	$134,010	$521,472
Nonperforming	169	696	142	729	1,736
Total	$210,377	$147,982	$30,110	$134,739	$523,208

At December 31, 2015
Performing	$177,053	$125,086	$29,233	$124,784	$456,156
Nonperforming	797	275	173	656	1,901
Total	$177,850	$125,361	$29,406	$125,440	$458,057
The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At December 31, 2016
Performing	$79,559	$14,857	$263	$—	$94,679
Nonperforming	872	—	—	—	872
Total	$80,431	$14,857	$263	$—	$95,551

At December 31, 2015
Performing	$3,305	$11,594	$326	$—	$15,225
Nonperforming	—	—	—	—	—
Total	$3,305	$11,594	$326	$—	$15,225
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

Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
For the Year Ended December 31, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(4,827)	(307)	(522)	(178)	(395)	(759)	N/A	(6,988)
Recoveries	1,454	101	71	88	133	191	N/A	2,038
Provision (recovery of provision)	3,992	961	462	(489)	280	314	(874)	4,646
Provision (recovery of provision) for acquired credit impaired loans	—	178	—	(3)	—	—	—	175
Ending balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499

For the Year Ended December 31, 2015
Reserve for loan and lease losses:
Beginning balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
Charge-offs*	(4,793)	(1,895)	(179)	(279)	(549)	(801)	N/A	(8,496)
Recoveries	1,032	200	28	10	176	214	N/A	1,660
Provision (recovery of provision)	3,259	(684)	43	657	359	644	(655)	3,623
Provision for acquired credit impaired loans	—	8	108	63	—	—	—	179
Ending balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628

For the Year Ended December 31, 2014
Reserve for loan and lease losses:
Beginning balance	$9,789	$8,780	$1,062	$1,284	$694	$1,285	$1,600	$24,494
Charge-offs	(2,834)	(4,363)	(140)	(141)	(796)	(576)	N/A	(8,850)
Recoveries	247	524	60	34	265	281	N/A	1,411
(Recovery of provision) provision	(282)	4,002	(219)	(53)	197	(5)	(33)	3,607
Provision for acquired credit impaired loans	—	—	—	—	—	—	—	—
Ending balance	$6,920	$8,943	$763	$1,124	$360	$985	$1,567	$20,662
* Includes charge-offs of $1.3 million on two real estate construction loans for one borrower which were subsequently transferred to loans held for sale in the second quarter of 2015 and sold in the fourth quarter of 2015.
N/A – Not applicable

The following presents, by portfolio segment, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method at December 31, 2016 and 2015:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At December 31, 2016

Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$19	$25	$191	$—	$—	$—	N/A	$235
Ending balance: collectively evaluated for impairment	7,018	7,480	583	993	364	788	38	17,264
Total ending balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$11,077	$25,066	$6,687	$1,085	$—	$—		$43,915
Ending balance: collectively evaluated for impairment	652,144	1,027,406	145,244	357,274	30,110	134,739		2,346,917
Loans measured at fair value	—	2,138	—	—	—	—		2,138
Acquired non-credit impaired loans	159,456	489,473	141,353	95,019	263	—		885,564
Acquired credit impaired loans	589	5,710	784	269	—	—		7,352
Total ending balance	$823,266	$1,549,793	$294,068	$453,647	$30,373	$134,739		$3,285,886

At December 31, 2015
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$208	$—	$45	$69	$—	$—	N/A	$322
Ending balance: collectively evaluated for impairment	6,210	6,564	718	1,506	346	1,042	912	17,298
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	—	—	—	—	—	8
Total ending balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628

Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,881	$30,088	$4,892	$1,072	$—	$—		$48,933
Ending balance: collectively evaluated for impairment	467,099	821,158	89,388	302,139	29,406	125,440		1,834,630
Acquired non-credit impaired loans	24,218	130,674	124,080	14,899	326	—		294,197
Acquired credit impaired loans	317	513	423	—	—	—		1,253
Total ending balance	$504,515	$982,433	$218,783	$318,110	$29,732	$125,440		$2,179,013
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
Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at December 31, 2016 and 2015. The impaired loans exclude loans acquired with deteriorated credit quality.

	At December 31,
	2016			2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$10,911	$12,561		$10,337	$13,318
Real estate—commercial real estate	24,469	25,342		30,088	30,996
Real estate—residential secured for business purpose	5,704	6,253		4,597	4,717
Real estate—residential secured for personal purpose	560	594		545	554
Real estate—home equity secured for personal purpose	525	528		170	170
Total impaired loans with no related reserve recorded	$42,169	$45,278		$45,737	$49,755

Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$166	$166	$19	$2,544	$2,544	$208
Real estate—commercial real estate	597	597	25	—	—	—
Real estate—residential secured for business purpose	983	1,105	191	295	295	45
Real estate—residential secured for personal purpose	—	—	—	252	252	16
Real estate—home equity secured for personal purpose	—	—	—	105	105	53
Total impaired loans with a reserve recorded	$1,746	$1,868	$235	$3,196	$3,196	$322

Total impaired loans:
Commercial, financial and agricultural	$11,077	$12,727	$19	$12,881	$15,862	$208
Real estate—commercial real estate	25,066	25,939	25	30,088	30,996	—
Real estate—residential secured for business purpose	6,687	7,358	191	4,892	5,012	45
Real estate—residential secured for personal purpose	560	594	—	797	806	16
Real estate—home equity secured for personal purpose	525	528	—	275	275	53
Total impaired loans	$43,915	$47,146	$235	$48,933	$52,951	$322
Impaired loans includes nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans included other accruing impaired loans of $23.3 million and $30.0 million at December 31, 2016 and 2015, respectively. Specific reserves on other accruing impaired loans were $84 thousand and $186 thousand at December 31, 2016 and 2015, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	For the Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Loans held for sale	$—	$—	$—	$1,832	$—	$110	$—	$—	$—
Loans held for investment:
Commercial, financial and agricultural	13,126	258	381	15,383	423	481	15,334	540	258
Real estate—commercial real estate	26,698	1,106	272	23,692	996	330	26,662	1,143	323
Real estate—construction	—	—	—	3,164	—	162	10,412	103	463
Real estate—residential secured for business purpose	4,084	67	207	3,805	144	161	2,524	77	61
Real estate—residential secured for personal purpose	498	2	24	729	2	43	719	—	49
Real estate—home equity secured for personal purpose	440	—	25	184	—	11	106	—	10
Total	$44,846	$1,433	$909	$48,789	$1,565	$1,298	$55,761	$1,863	$1,164

*
Includes interest income recognized on a cash basis for nonaccrual loans of $8 thousand, $37 thousand and $23 thousand for the years ended December 31, 2016, 2015 and 2014, respectively and interest income recognized on the accrual method for accruing impaired loans of $1.4 million, $1.5 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Any income accrued on 1-to-4 family residential properties after the loan becomes 90 days past due, which is not placed on non-accrual, is held in a reserve for uncollected interest. The reserve for uncollected interest was $10 thousand and $0 thousand at December 31, 2016 and 2015, respectively.

The Bank maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded. The reserve for these off-balance sheet credits was $385 thousand and $381 thousand at December 31, 2016 and 2015, respectively.

Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured during the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016				2015
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,545	$1,545	$—	4	$1,140	$1,140	$—
Real estate—commercial real estate	—	—	—	—	1	405	405	—
Real estate—residential secured for business purpose	1	415	415	—	1	353	353	—
Total	2	$1,960	$1,960	$—	6	$1,898	$1,898	$—

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$122	$122	$22
Real estate—residential secured for business purpose	1	313	312	—	—	—	—	—
Real estate—residential secured for personal purpose	1	34	34	—	—	—	—	—
Real estate—home equity secured for personal purpose	1	152	152	—	—	—	—	—
Total	3	$499	$498	$—	1	$122	$122	$22
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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the years ended December 31, 2016 and 2015:

	Interest Only Term Extension		Temporary Payment Reduction		Maturity Date Extension		Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans	Amount
For the Year Ended December 31, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	—	$—	—	$—	1	$1,545	1	$1,545
Real estate—residential secured for business purpose	1	415	—	—	—	—	—	—	1	415
Total	1	$415	—	$—	—	$—	1	$1,545	2	$1,960

Nonaccrual Troubled Debt Restructured Loans:
Real estate—residential secured for business purpose	—	$—	—	$—	1	$312	—	$—	1	$312
Real estate—residential secured for personal purpose	—	—	—	—	1	34	—	—	1	34
Real estate—home equity secured for personal purpose	—	—	—	—	1	152	—	—	1	152
Total	—	$—	—	$—	3	$498	—	$—	3	$498

For the Year Ended December 31, 2015
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$143	1	$500	2	$497	4	$1,140
Real estate—commercial real estate	—	—	—	—	—	—	1	405	1	405
Real estate—residential secured for business purpose	—	—	1	353	—	—	—	—	1	353
Total	—	$—	2	$496	1	$500	3	$902	6	$1,898

Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$122	—	$—	—	$—	1	$122
Total	—	$—	1	$122	—	$—	—	$—	1	$122

The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	For the Years Ended December 31,
	2016		2015
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$143
Real estate—residential secured for personal purpose	1	34	—	—
Total	1	$34	1	$143

The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at December 31, 2016 and 2015:

(Dollars in thousands)	At December 31, 2016	At December 31, 2015
Real estate-residential secured for personal purpose	$—	$313
Real estate-home equity secured for personal purpose	180	60
Total	$180	$373

The Corporation held no foreclosed consumer residential real estate property at December 31, 2016 and 2015.

Note 6. Premises and Equipment
The following table reflects the components of premises and equipment:

	At December 31,
(Dollars in thousands)	2016	2015
Land and land improvements	$14,033	$11,527
Premises and improvements	55,862	40,850
Furniture and equipment	32,948	26,461
Total cost	102,843	78,838
Less: accumulated depreciation	(39,205)	(36,682)
Net book value	$63,638	$42,156
The following table summarizes rental expense charged to operations for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Rental expense	$3,791	$3,167	$2,732
Sublease rental income	(138)	(195)	(238)
Net rental expense	$3,653	$2,972	$2,494
Note 7. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete, core deposit and customer-related intangibles and mortgage servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $3.6 million and $3.3 million, respectively. In 2016, 2015 and 2014, impairment on customer-related intangibles was recognized in other noninterest expense in the amount of $0 thousand, $0 thousand and $31 thousand, respectively. The Corporation also has goodwill with a net carrying amount of $172.6 million at December 31, 2016, which is deemed to be an indefinite intangible asset and is not amortized. The Corporation recorded goodwill of $59.9 million and core deposit intangibles of $5.3 million related to the Fox Chase Bank acquisition on July 1, 2016.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2016 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation completed the most recent impairment test for goodwill during the fourth quarter of 2014.
The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2016. There was no goodwill impairment or material impairment of identifiable intangibles recorded during 2014 through 2016.
Changes in the carrying amount of the Corporation's goodwill by business segment for the years ended December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2014	$35,058	$15,434	$17,225	$67,717
Addition to goodwill from acquisitions	43,516	—	1,424	44,940
Balance at December 31, 2015	78,574	15,434	18,649	112,657
Addition to goodwill from acquisitions	59,902	—	—	59,902
Balance at December 31, 2016	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At December 31, 2016			At December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$205	$505	$—	$—	$—
Core deposit intangibles	6,788	1,004	5,784	1,520	276	1,244
Customer related intangibles	12,381	8,504	3,877	14,227	8,728	5,499
Mortgage servicing rights	14,369	7,884	6,485	12,233	6,356	5,877
Total amortized intangible assets	$34,248	$17,597	$16,651	$27,980	$15,360	$12,620
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for each of the five succeeding fiscal years and thereafter follows:

Year	(Dollars in thousands)	Amount
2017		$2,829
2018		2,114
2019		1,565
2020		1,200
2021		923
Thereafter		1,535
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheet. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $9.5 million and $8.0 million at December 31, 2016 and 2015, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at December 31, 2016 and 2015.
Changes in the mortgage servicing rights balance are summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Beginning of period	$5,877	$5,509	$5,519
Servicing rights capitalized	2,049	1,674	1,118
Acquired servicing rights	87	—	—
Amortization of servicing rights	(1,528)	(1,306)	(1,378)
Changes in valuation allowance	—	—	250
End of period	$6,485	$5,877	$5,509
Mortgage loans serviced for others	$965,729	$863,947	$796,835
Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Valuation allowance, beginning of period	$—	$—	$(250)
Additions	—	—	—
Reductions	—	—	250
Direct write-downs	—	—	—
Valuation allowance, end of period	$—	$—	$—

The estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years and thereafter is as follows:

Year	(Dollars in thousands)	Amount
2017		$941
2018		825
2019		716
2020		619
2021		533
Thereafter		2,851

Note 8. Accrued Interest Receivable and Other Assets
The following table provides the details of accrued interest receivable and other assets:

	At December 31,
(Dollars in thousands)	2016	2015
Other real estate owned	$4,969	$1,276
Accrued interest receivable	10,794	7,463
Accrued income and other receivables	7,751	2,725
Fair market value of derivative financial instruments	1,058	1,089
Other prepaid expenses	17,686	10,880
Net federal deferred tax assets	9,965	10,521
Other	20	—
Total accrued interest and other assets	$52,243	$33,954

Note 9. Time Deposits
The aggregate amount of time deposits in denominations of $100 thousand or more was $291.0 million at December 31, 2016 and $277.3 million at December 31, 2015. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently up to $250 thousand. The aggregate amount of time deposits in denominations over $250 thousand was $151.7 million at December 31, 2016 and $129.5 million at December 31, 2015.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

Year	(Dollars in thousands)	Amount
Due in 2017		$410,380
Due in 2018		114,308
Due in 2019		62,004
Due in 2020		12,854
Due in 2021		12,439
Thereafter		14,204
Total		$626,189

Note 10. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
(Dollars in thousands)
2016
Short-term borrowings:
FHLB borrowings	$91,300	0.74%	$206,000	$50,757	0.58%
Federal funds purchased	80,000	0.81	125,000	24,783	0.61
Customer repurchase agreements	24,871	0.05	30,011	26,173	0.05
Other short-term borrowings*	—	—	79,960	1,525	18.83

Long-term debt:
FHLB advances	$96,248	0.94%	$96,471	$45,179	0.89%
Security repurchase agreements	31,274	0.91	31,475	15,786	0.93

Subordinated notes	$94,087	5.27%	$94,087	$71,851	5.39%

2015
Short-term borrowings:
FHLB borrowings	$—	—%	$9,100	$1,335	0.34%
Federal funds purchased	—	—	39,150	3,877	0.38
Customer repurchase agreements	24,211	0.05	43,161	30,720	0.05

Subordinated notes	$49,377	5.36%	$49,377	$37,431	5.40%
*Other short-term borrowings during 2016 consisted of a short-term bridge loan with a correspondent bank and associated fees.
The Corporation, through the Bank, has short-term and long-term credit facilities with the FHLB with a maximum borrowing capacity of approximately $1.2 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At December 31, 2016 and 2015, the Bank had outstanding short-term letters of credit with the FHLB totaling $148.5 million and $170.2 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains federal fund credit lines with several correspondent banks totaling $302.0 million and $122.0 at December 31, 2016 and 2015, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation has a $10.0 million line of credit with a correspondent bank. At December 31, 2016, the Corporation had no outstanding borrowings under this line.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At December 31, 2016 and 2015, the Corporation had no outstanding borrowings from this line.

Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of December 31, 2016	Weighted Average Rate
2017	$66,149	0.83%
2018	10,099	0.69
2019	10,000	1.35
2020	10,000	1.47
2021	—	—
Thereafter	—	—
Total	$96,248	0.94%
FHLB borrowings totaling $51.1 million have a "Call Date"; if the borrowing is called, the Corporation has the option to either pay off the borrowing without penalty or the fixed rate borrowing resets to a variable three-month LIBOR based rate. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities may differ from actual maturities.
Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of December 31, 2016	Weighted Average Rate
2017	$—	—%
2018	10,404	0.76
2019	10,418	0.98
2020	10,452	0.99
2021	—	—
Thereafter	—	—
Total	$31,274	0.91%
Long-term debt under security repurchase agreements totaling $26.0 million are variable based on the one-month LIBOR rate plus a spread; one borrowing for $5.2 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
Subordinated Debt
On July 1, 2016, the Corporation completed the issuance of $45.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2016 Notes") due 2026 in a private placement transaction to institutional accredited investors. The net proceeds of the offering approximated $44.5 million. The 2016 Notes bear interest at an annual fixed rate of 5.00% from the date of issuance until June 30, 2021, or any early redemption date. From June 30, 2021 to the maturity date of June 30, 2026 (or any early redemption date), the 2016 Notes will bear interest at an annual rate equal to three-month LIBOR rate plus 3.90%. Beginning with the interest payment date of June 30, 2021, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2016 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2016 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2016 Notes, in whole but not in part, at any time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
On March 30, 2015, the Corporation completed the issuance of $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2015 Notes") due 2025 in a private placement transaction to institutional accredited investors. The net proceeds of the offering approximated $49 million, The 2015 Notes bear interest at an annual fixed rate of 5.10% from the date of issuance until March 30, 2020, or any early redemption date. From March 30, 2020 to the maturity date of March 30, 2025 (or any early redemption date), the 2015 Notes will bear interest at an annual rate equal to the three-month LIBOR rate plus 3.544%. Beginning with the interest payment date of March 30, 2020, the Corporation has the option on each interest payment date, subject to approval of the Federal Reserve Board, to redeem the 2015 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2015 Notes, plus accrued and unpaid interest to the date of the redemption. The Corporation may also redeem the 2015 Notes, in whole, at any time, or in part from time to time upon the occurrence of certain tax, regulatory capital and Investment Company Act of 1940 Act events, subject in each case to the approval of the Federal Reserve.
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
Note 11. Income Taxes
The provision for federal and state income taxes included in the accompanying consolidated statements of income consists of the following:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current:
Federal	$2,400	$5,113	$2,509
State	539	829	777
Deferred:
Federal	909	3,877	4,027
State	33	(61)	135
	$3,881	$9,758	$7,448
The provision for income taxes differs from the expected statutory provision as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Expected provision at statutory rate	35.0%	35.0%	35.0%
Difference resulting from:
Tax exempt interest income	(15.6)	(9.5)	(11.2)
Increase in value of bank owned life insurance assets	(4.2)	(1.2)	(1.9)
Stock-based compensation	(1.7)	0.5	0.6
Non-deductible merger-related expenses	1.2	0.4	0.8
State income taxes, net of federal benefits	(1.5)	0.9	2.6
Changes in valuation allowance	3.1	0.4	(0.6)
Other	0.3	(0.1)	(0.2)
	16.6%	26.4%	25.1%
During the year December 31, 2015, the Corporation recorded excess tax benefits resulting from the exercise of employee stock options and restricted stock of $73 thousand (includes a 2014 adjustment of $23 thousand) to additional paid-in capital. The Corporation adopted ASU 2016-9, Improvements to Employee Share-Based Payment Accounting, which was issued in March 2016. All excess tax benefits and tax deficiencies for 2016 were recognized as a net income tax benefit in the statement of income. The additional paid-in capital pool was eliminated. The net impact of this adoption was $301 thousand in net income tax benefits recorded in the statement of income for the year ended December 31, 2016.
Retained earnings include $6.0 million at December 31, 2016, 2015 and 2014, which was originally generated by Fox Chase Bank (acquired in 2016), for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of cumulative retained earnings or liquidates.
At December 31, 2016, the Corporation had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in noninterest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in noninterest expense in the year it is assessed and is treated as a deductible expense for tax purposes. At December 31, 2016, the Corporation’s tax years 2013 through 2015 remain subject to federal examination as well as examination by state taxing jurisdictions.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred state taxes are combined with federal deferred taxes (net of the impact of deferred state tax on the deferred federal tax) and are shown in the table below by major category of deferred income or expense. The Corporation has a charitable contributions carryover of $606 thousand, resulting in a deferred tax asset of $212 thousand which will expire after December 31, 2021, if not utilized. The Corporation has a state net operating loss carry-forward of $42.0 million which will begin to expire after December 31, 2018 if not utilized. A valuation allowance at December 31, 2016 and 2015 was attributable to deferred tax assets generated in certain state jurisdictions for which management believes it is more likely than not that such deferred tax assets will not be realized. Additionally, deferred tax assets of $42 thousand were reversed and recorded to additional paid-in capital during the year ended December 31, 2015, as a result of unrecognized restricted stock and non-qualified stock option expense. During 2016, net deferred tax liabilities of $1.2 million were added due to the Fox Chase acquisition.
The assets and liabilities giving rise to the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Loan and lease loss	$5,984	$6,012
Deferred compensation	2,541	2,483
Actuarial adjustments on retirement benefits*	7,714	8,525
State net operating losses	2,725	1,986
Other-than-temporary impairments on equity securities	331	317
Alternative minimum tax credits**	3,114	2,156
Net unrealized holding losses on securities available-for-sale and swaps*	2,762	472
Other deferred tax assets	2,676	3,209
Gross deferred tax assets	27,847	25,160
Valuation allowance	(2,341)	(1,609)
Total deferred tax assets, net of valuation allowance	25,506	23,551
Deferred tax liabilities:
Mortgage servicing rights	2,302	2,066
Retirement plans	6,265	6,307
Intangible assets	3,543	2,460
Depreciation	1,401	347
Other deferred tax liabilities	2,430	2,192
Total deferred tax liabilities	15,941	13,372
Net deferred tax assets	$9,565	$10,179
*Represents the amount of deferred taxes recorded in accumulated other comprehensive loss.
** The alternative minimum tax credits have an indefinite life.

Note 12. Retirement Plans and Other Postretirement Benefits
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
The Corporation sponsors a 401(k) deferred salary savings plan, which is a qualified defined contribution plan, and which covers all employees of the Corporation and its subsidiaries, and provides that the Corporation makes matching contributions as defined by the plan. Expense recorded by the Corporation for the 401(k) deferred salary savings plan for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.0 million, and $836 thousand, respectively.
The Corporation sponsors a Supplemental Non-Qualified Pension Plan (SNQPP) which was established in 1981 prior to the existence of a 401(k) deferred salary savings plan, employee stock purchase plan and long-term incentive plans and therefore is not offered to new participants; all current participants are now retired. Expense recorded by the Corporation for the SNQPP for the years ended December 31, 2016 and 2015 was $52 thousand and $285 thousand, respectively. The Corporation recognized income in 2014 of $44 thousand primarily due to an increase in the weighted average discount rate from 4.0% for 2013 to 4.9% for 2014.
Information with respect to the Retirement Plans and Other Postretirement Benefits follows:

	Retirement Plans		Other Postretirement Benefits
(Dollars in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$49,810	$51,390	$2,834	$2,896
Service cost	661	756	46	59
Interest cost	2,071	1,953	133	110
Actuarial loss (gain)	413	(1,915)	36	(141)
Benefits paid	(2,400)	(2,374)	(81)	(90)
Settlements	(3,166)	—	—	—
Benefit obligation at end of year	$47,389	$49,810	$2,968	$2,834

Change in plan assets:
Fair value of plan assets at beginning of year	$41,490	$41,437	$—	$—
Actual return on plan assets	3,314	246	—	—
Benefits paid	(2,400)	(2,374)	(81)	(90)
Settlements	(3,166)	—	—	—
Employer contribution and non-qualified benefit payments	2,180	2,181	81	90
Fair value of plan assets at end of year	$41,418	$41,490	$—	$—
Funded status	(5,971)	(8,320)	(2,968)	(2,834)
Unrecognized net actuarial loss	22,018	24,628	767	756
Unrecognized prior service costs	(746)	(1,029)	—	—
Net amount recognized	$15,301	$15,279	$(2,201)	$(2,078)
In the fourth quarter of 2016, the Corporation offered to vested participants in the pension plan, who were no longer employees, the option of a one-time lump-sum payment in lieu of any future benefits that would have been payable from the plan. As a result, lump-sum payments from the plan were $3.2 million and exceeded the service cost and interest cost for the year triggering a settlement. The settlement was measured as of December 31, 2016 because the majority of lump sum payments occurred during December 2016. The settlement cost was $1.4 million. The amount represents a reclassification of accumulated other comprehensive income to pension expense (included in salaries and benefit expense in the statement of income) and had no impact on shareholders' equity.
Information for the pension plan with an accumulated benefit obligation in excess of the fair value of plan assets is shown below.

	At December 31,
(Dollars in thousands)	2016	2015
Projected benefit obligation	$45,129	$47,543
Accumulated benefit obligation	42,178	44,125
Fair value of plan assets	41,418	41,490
Components of net periodic benefit cost (income) were as follows:

	Retirement Plans			Other Post Retirement Benefits
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$661	$756	$528	$46	$59	$75
Interest cost	2,071	1,953	1,900	133	110	128
Expected return on plan assets	(3,041)	(3,100)	(2,929)	—	—	—
Amortization of net actuarial loss	1,296	1,308	649	25	54	17
Accretion of prior service cost	(283)	(280)	(281)	—	—	(7)
Settlement cost	1,434	—	—	—	—	—
Net periodic benefit cost (income)	$2,138	$637	$(133)	$204	$223	$213

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
Expected amortization expense for 2017:
Amortization of net actuarial loss	$1,227	$208
Accretion of prior service cost	(283)	—
During 2017, the Corporation expects to contribute approximately $160 thousand to the Retirement Plans and approximately $121 thousand to Other Postretirement Benefits.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in thousands)	Retirement Plans	Other Postretirement Benefits
For the fiscal year ending:
2017	$2,687	$121
2018	2,743	123
2019	2,798	129
2020	2,818	133
2021	2,865	140
Years 2022-2026	14,542	783

Weighted-average assumptions used to determine benefit obligations at December 31, 2016 and 2015 were as follows:

	Retirement Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Assumed discount rate	4.0%	4.3%	4.0%	4.3%
Assumed salary increase rate	3.0	3.0	—	—
The benefit obligation for all plans at December 31, 2016 was based on the RP-2014 mortality table using the projection scale MP-2016 published by the Society of Actuaries.

Weighted-average assumptions used to determine net periodic costs for the years ended December 31, 2016 and 2015 were as follows. The discount rate was determined utilizing the Citigroup Pension Discount Curve. Historical investment returns is the basis used to determine the overall expected long-term rate of return on assets.

	Retirement Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Assumed discount rate	4.3%	3.9%	4.3%	3.9%
Assumed long-term rate of investment return	7.5	7.5	—	—
Assumed salary increase rate	3.0	3.0	—	—

The Corporation's pension plan asset allocation at December 31, 2016 and 2015, by asset category was as follows:

	Percentage of Plan Assets at December 31,
	2016	2015
Asset Category:
Equity securities	61%	59%
Debt securities	38	40
Other	1	1
Total	100%	100%
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

	Fair Value Measurements at December 31,
(Dollars in thousands)	2016	2015
Level 1:
Mutual funds	$26,292	$25,550
Short-term investments	549	622
Level 2:
U.S. government obligations	3,544	4,811
Corporate bonds	6,468	5,752
Level 3:
Certificates of deposit	4,565	4,755
Total fair value of plan assets	$41,418	$41,490
The following table provides a reconciliation of the beginning and ending balances for measurements in hierarchy Level 3 at December 31, 2016 and 2015:

(Dollars in thousands)	Balance at December 31, 2015	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2016
Certificates of deposit	$4,755	$—	$—	$675	$(865)	$4,565
Total Level 3 assets	$4,755	$—	$—	$675	$(865)	$4,565

(Dollars in thousands)	Balance at December 31, 2014	Total Unrealized (Losses) or Gains	Total Realized Gains or (Losses)	Purchases	Maturities/ Redemptions	Balance at December 31, 2015
Certificates of deposit	$4,035	$—	$—	$1,805	$(1,085)	$4,755
Total Level 3 assets	$4,035	$—	$—	$1,805	$(1,085)	$4,755

Note 13. Stock-Based Incentive Plan
The Corporation has a shareholder approved 2013 Long-Term Incentive Plan which replaced the expired 2003 Long-Term Incentive Plan. Under the 2013 Long-Term Incentive Plan, the Corporation may grant options and share awards to employees and non-employee directors up to 3,355,786 shares of common stock, which includes 857,191 shares as a result of the completion of the acquisition of Fox Chase on July 1, 2016 and 473,483 shares as a result of the completion of the acquisition of Valley Green Bank on January 1, 2015. The number of shares of common stock available for issuance under the plan is subject to adjustment, as described in the plan. This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the plan, in the number and option price of shares subject to outstanding options granted under the plan and in the number and price of shares subject to other awards, as described in the plan. The plan provides for the issuance of options to purchase common shares at prices not less than 100 percent of the fair market value on the date of option grant and have a contractual term of ten years; and for restricted stock awards valued at not less than 100 percent of the fair market value at the date of award grant. The options issued in 2016 become exercisable and vest at 33.3 percent per year for each of the following three years and remain exercisable for a period not exceeding ten years from the date of grant. For the majority of the restricted stock awards, the shares vest based upon the Corporation’s performance against selected peers with respect to certain financial measures over a three-year period. There were 2,747,871 share awards available for future grants at December 31, 2016 under the plan. At December 31, 2016, there were 504,908 options to purchase common stock and 285,158 unvested restricted stock awards outstanding under the plan.

The following table is a summary of the status of options under the Corporation’s long-term incentive plans:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at December 31, 2016
Outstanding at December 31, 2015	668,667	$18.88
Granted	160,312	19.73
Expired	—	—
Forfeited	(62,537)	18.93
Exercised	(261,534)	19.04
Outstanding at December 31, 2016	504,908	19.06	6.2	$5,979
Exercisable at December 31, 2016	195,968	19.24	3.2	2,285

The following is a summary of nonvested stock options at December 31, 2016 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2015	299,665	$5.91
Granted	160,312	6.23
Vested	(88,500)	5.47
Forfeited	(62,537)	6.16
Nonvested stock options at December 31, 2016	308,940	6.15
The total intrinsic value of options exercised during 2016, 2015, and 2014 was $2.1 million, $103 thousand, and $47 thousand, respectively. The Corporation has a stock-for-stock-option exchange (or cashless exercise) program in place, whereby optionees can exchange the value of the spread of in-the-money vested options for Corporation stock having an equivalent value. This broker-assisted exchange allows the optionees to exercise their vested options on a net basis without having to pay the exercise price or related expenses in cash. However, it will result in the optionees acquiring fewer shares than the number of options exercised.

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

	For the Years Ended December 31,
	2016				2015	2014
	Range			Weighted Average	Actual	Actual
Expected option life in years	7.6	-	8.2	7.9	8.0	8.2
Risk free interest rate	1.38%	-	1.89%	1.87%	1.64%	2.51%
Expected dividend yield	3.80%	-	4.19%	4.06%	4.32%	4.26%
Expected volatility	37.71%	-	46.22%	45.82%	49.38%	50.16%
Fair value of options	$5.40	-	$6.27	$6.23	$6.07	$6.53

The following is a summary of nonvested restricted stock awards at December 31, 2016 including changes during the year:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2015	183,584	$18.00
Granted	176,255	20.60
Vested	(51,272)	17.31
Forfeited	(23,409)	17.86
Nonvested share awards at December 31, 2016	285,158	19.74
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2016	2015	2014
Shares granted	176,255	65,755	74,304
Weighted average grant date fair value	$20.60	$18.62	$18.63
Intrinsic value of awards vested	$1,000	$749	$735
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at December 31, 2016 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$1,020	1.9
Restricted stock awards	3,155	1.7
	$4,175	1.8

The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Stock-based compensation expense:
Stock options	$577	$528	$463
Restricted stock awards	1,507	893	679
Employee stock purchase plan	67	53	46
Total	$2,151	$1,474	$1,188
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$836	$339	$244
There were no significant modifications or accelerations to options or restricted stock awards during the period 2014 through 2016.
The Corporation typically issues shares for stock option exercises and grants of restricted stock awards from its treasury stock.

Note 14. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(Dollars and shares in thousands)	2016	2015	2014
Numerator:
Net income	$19,505	$27,268	$22,231
Net income allocated to unvested restricted stock	(167)	(204)	(245)
Net income allocated to common shares	$19,338	$27,064	$21,986
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	22,871	19,491	16,056
Effect of dilutive securities—employee stock options	60	31	23
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	22,931	19,522	16,079
Basic earnings per share	$0.85	$1.39	$1.37
Diluted earnings per share	$0.84	$1.39	$1.37
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	355	558	559

Note 15. Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax benefit, for the periods presented:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(1,472)	$—	$(8,483)	$(9,955)
Net Change	3,183	(157)	(7,533)	(4,507)
Balance, December 31, 2014	1,711	(157)	(16,016)	(14,462)
Net Change	(2,303)	(128)	185	(2,246)
Balance, December 31, 2015	(592)	(285)	(15,831)	(16,708)
Net Change	(4,396)	144	1,506	(2,746)
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)

Note 16. Commitments and Contingencies
Lending Operations
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. The Bank offers commercial, mortgage, and consumer credit products to customers in the normal course of business, which are detailed in Note 5. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s market area. Financial instruments with off-balance sheet risk include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.
The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Collateral is obtained based on management’s credit assessment of the customer.

Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They are primarily issued to support commercial paper, medium and long-term notes and debentures, including industrial revenue obligations. The approximate term is usually one year but some can be up to five years. Historically, substantially all standby letters of credit expire unfunded. If funded, the majority of the letters of credit carry current market interest rates if converted to loans. Because letters of credit are generally un-assignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The carrying amount is recorded as unamortized deferred fees and the exposure is considered in the reserve for credit risk. At December 31, 2016, the maximum potential amount of future payments under letters of credit is $46.6 million. The current carrying amount of the contingent obligation is $208 thousand. This arrangement has credit risk essentially the same as that involved in extending loans to customers and is subject to the Bank’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.
The following schedule summarizes the Corporation’s off-balance sheet financial instruments at December 31, 2016:

(Dollars in thousands)	Contract/Notional Amount
Financial instruments representing credit risk:
Commitments to extend credit	$980,647
Performance letters of credit	26,570
Financial standby letters of credit	19,981
Other letters of credit	15
The Bank maintains a reserve in other liabilities for estimated losses associated with sold mortgages that may be repurchased. At December 31, 2016, the reserve for sold mortgages was $284 thousand.
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
Operating Leases
At December 31, 2016, the Corporation and its subsidiaries were obligated under non-cancelable leases for various premises. Portions of certain properties are subleased. A summary of the future minimum rental commitments under non-cancelable operating leases with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2017	$3,115
2018	3,235
2019	3,053
2020	3,102
2021	3,142
Thereafter	43,446
Total	$59,093

Service contracts
At December 31, 2016, the Corporation had contracts with third-party providers to manage the Corporation's network operations, data processing and other related services. The projected amount of the Corporation's future minimum payments due for contracts with original or remaining terms greater than one year is as follows:

(Dollars in thousands)
Year	Amount
2017	$6,346
2018	5,011
2019	4,626
2020	4,047
2021	3,159
Thereafter	2,242
Total	$25,431

Note 17. Derivative Instruments and Hedging Activities
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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR . The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At December 31, 2016, approximately $196 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016. At December 31, 2016, the notional amount of the interest rate swap was $18.6 million, with a negative fair value of $217 thousand.
The Corporation has an interest rate swap classified as a fair value hedge with a current notional amount of $1.4 million to hedge a 10-year fixed rate loan that is earning interest at 5.83%. The Corporation pays a fixed rate of 5.83% and receives a floating rate based on the one-month LIBOR plus 350 basis points. The swap matures in October 2021. The difference between changes in the fair values of the interest rate swap agreement and the hedged loan represents hedge ineffectiveness and is recorded in other noninterest income in the consolidated statements of operations.
The Corporation has an interest rate swap with a current notional amount of $622 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At December 31, 2016, the Corporation (primarily through the acquisition of Fox Chase) has nine variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $27.9 million, and remaining maturities ranging from two to 10 years. At December 31, 2016, the fair value of the swaps to the customers was a liability of $9 thousand and all swaps were in paying positions to the third-party financial institution.
At December 31, 2016, there were no material foreign currency swap transactions between the third-party institution and loan customers.
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
Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2016 and 2015. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2016
Interest rate swap - cash flow hedge	$18,566		$—	Other liabilities	$217
Interest rate swap - fair value hedge	1,427		—	Other liabilities	37
Total	$19,993		$—		$254
At December 31, 2015
Interest rate swap - cash flow hedge	$19,269		$—	Other liabilities	$438
Total	$19,269		$—		$438

The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at December 31, 2016 and 2015:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2016
Interest rate swap	$622		$—	Other liabilities	$65
Credit derivatives	27,919		—	Other liabilities	9
Interest rate locks with customers	36,541	Other assets	801		—
Forward loan sale commitments	42,366	Other assets	257		—
Total	$107,448		$1,058		$74
At December 31, 2015
Interest rate locks with customers	$34,450	Other assets	$1,089		$—
Forward loan sale commitments	39,545		—	Other liabilities	102
Total	$73,995		$1,089		$102

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2016	2015	2014
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$308	$377	$66
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	9	—	—
Net loss		$(299)	$(377)	$(66)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	For the Years Ended December 31,
(Dollars in thousands)		2016	2015	2014
Credit derivatives	Other noninterest income	$93	$—	$—
Interest rate locks with customers	Net gain (loss) on mortgage banking activities	(288)	301	467
Forward loan sale commitments	Net gain (loss) on mortgage banking activities	359	10	(137)
Total		$164	$311	$330

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at December 31, 2016 and 2015:

	Accumulated Other Comprehensive (Loss) Income	At December 31,
(Dollars in thousands)		2016	2015
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(141)	$(285)
Total		$(141)	$(285)
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

Level 3: Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include: financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the fair value calculation requires significant management judgment or estimation.
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

Certain corporate securities owned by the Corporation are classified as Level 3 as they are not traded in active markets.The fair value of each security is estimated by benchmarking similar transactions of structure, yield and credit which are owned by the Corporation and are actively traded in the market.
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at December 31, 2016.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $97 thousand at December 31, 2016.

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
For the Sterner Insurance Associates acquisition, the potential remaining cash payments that could result from the contingent consideration arrangement range from $0 to a maximum of $2.6 million based on the results for the twelve-month period June 30, 2017. Due to updates to the original assumptions utilized for determining the contingent consideration liability for the Sterner acquisition completed on July 1, 2014, the Corporation recorded a purchase accounting adjustment, in accordance with ASC Topic 805, in the first quarter of 2015 which resulted in an increase to the contingent consideration liability and an increase to goodwill of $1.5 million.
During the fourth quarter of 2016, the Corporation reached an agreement to settle its future obligations related to the Girard Partners acquisition. The total settlement amount of $5.3 million was paid during the first quarter of 2017; additional amortization of $2.1 million was recognized in noninterest expense in 2016. During 2015, the Corporation recorded a reduction to the contingent liability which resulted in a reduction of noninterest expense of $550 thousand. The adjustment reflected that projected revenue levels for earn-out payments in the second through fifth years post-acquisition were anticipated to be lower than originally projected.
The following table presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, classified using the fair value hierarchy:

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,266	$—	$32,266
State and political subdivisions	—	88,350	—	88,350
Residential mortgage-backed securities	—	198,570	—	198,570
Collateralized mortgage obligations	—	4,554	—	4,554
Corporate bonds	—	79,420	28,778	108,198
Money market mutual funds	10,784	—	—	10,784
Equity securities	915	—	—	915
Total available-for-sale securities	11,699	403,160	28,778	443,637
Loans*	—	—	2,138	2,138
Interest rate locks with customers*	—	801	—	801
Forward loan sale commitments*	—	257	—	257
Total assets	$11,699	$404,218	$30,916	$446,833
Liabilities:
Contingent consideration liability	$—	$—	$5,999	$5,999
Interest rate swaps*	—	319	—	319
Credit derivatives*	—	—	9	9
Total liabilities	$—	$319	$6,008	$6,327

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. treasuries	$4,887	$—	$—	$4,887
U.S. government corporations and agencies	—	102,156	—	102,156
State and political subdivisions	—	102,032	—	102,032
Residential mortgage-backed securities	—	13,354	—	13,354
Collateralized mortgage obligations	—	3,133	—	3,133
Corporate bonds	—	86,675	—	86,675
Money market mutual funds	16,726	—	—	16,726
Equity securities	807	—	—	807
Total available-for-sale securities	22,420	307,350	—	329,770
Interest rate locks with customers*	—	1,089	—	1,089
Total assets	$22,420	$308,439	$—	$330,859
Liabilities:
Contingent consideration liability	$—	$—	$5,577	$5,577
Interest rate swaps*	—	438	—	438
Forward loan sale commitments*	—	102	—	102
Total liabilities	$—	$540	$5,577	$6,117
*Such financial instruments are recorded at fair value as further described in Note 17 - Derivative Instruments.
The following table includes a rollfoward of loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for year ended December 31, 2016. These loans and credit derivatives were acquired from Fox Chase on July 1, 2016.

	For the Year Ended December 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Transfer into Level 3	Balance at December 31, 2016
Corporate bonds	$—	$—	$—	$—	$—	$—	$28,778	$28,778
Loans	—	2,313	—	(65)	—	(110)	—	2,138
Credit derivatives	—	(102)	—	—	—	93	—	(9)
Net total	$—	$2,211	$—	$(65)	$—	$(17)	$28,778	$30,907
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2016
Sterner Insurance Associates	$1,144	$—	$1,325	$512	$331
Girard Partners	4,241	—	967	2,394	5,668
John T. Fretz Insurance Agency	192	—	260	68	—
Total contingent consideration liability	$5,577	$—	$2,552	$2,974	$5,999

	For the Year Ended December 31, 2015
(Dollars in thousands)	Balance at December 31, 2014	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at December 31, 2015
Sterner Insurance Associates	$680	$1,525	$1,751	$690	$1,144
Girard Partners	5,503	—	620	(642)	4,241
John T. Fretz Insurance Agency	358	—	260	94	192
Total contingent consideration liability	$6,541	$1,525	$2,631	$142	$5,577
*Includes adjustments during the measurement period in accordance with ASC Topic 805.
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$43,680	$43,680
Other real estate owned	—	—	4,969	4,969
Total	$—	$—	$48,649	$48,649

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Impaired loans held for investment	$—	$—	$48,611	$48,611
Total	$—	$—	$48,611	$48,611

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at December 31, 2016 and 2015. The disclosed fair values are classified using the fair value hierarchy.

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,825	$—	$—	$57,825	$57,825
Held-to-maturity securities	—	24,871	—	24,871	24,881
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	24,869
Loans held for sale	—	5,943	—	5,943	5,890
Net loans and leases held for investment	—	—	3,193,886	3,193,886	3,222,569
Mortgage servicing rights	—	—	9,548	9,548	6,485
Total assets	$57,825	$30,814	$3,203,434	$3,292,073	$3,342,519
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,631,378	$—	$—	$2,631,378	$2,631,378
Time deposits	—	628,096	—	628,096	626,189
Total deposits	2,631,378	628,096	—	3,259,474	3,257,567
Short-term borrowings	—	195,572	—	195,572	196,171
Long-term debt	—	130,157	—	130,157	127,522
Subordinated notes	—	95,188	—	95,188	94,087
Total liabilities	$2,631,378	$1,049,013	$—	$3,680,391	$3,675,347
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,218)	$—	$(2,218)	$—

	At December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$60,799	$—	$—	$60,799	$60,799
Held-to-maturity securities	—	41,061	—	41,061	40,990
Federal Home Loan Bank, Federal Reserve Bank and other stock	N/A	N/A	N/A	N/A	8,880
Loans held for sale	—	4,708	—	4,708	4,680
Net loans and leases held for investment	—	—	2,099,082	2,099,082	2,112,774
Mortgage servicing rights	—	—	8,047	8,047	5,877
Other real estate owned	—	1,276	—	1,276	1,276
Total assets	$60,799	$47,045	$2,107,129	$2,214,973	$2,235,276
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$1,939,954	$—	$—	$1,939,954	$1,939,954
Time deposits	—	455,527	—	455,527	454,406
Total deposits	1,939,954	455,527	—	2,395,481	2,394,360
Short-term borrowings	—	22,302	—	22,302	24,211
Subordinated notes	—	50,375	—	50,375	49,377
Total liabilities	$1,939,954	$528,204	$—	$2,468,158	$2,467,948
Off-Balance-Sheet:
Commitments to extend credit	$—	$(1,788)	$—	$(1,788)	$—

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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at December 31, 2016 and 2015.
Loans and leases held for investment: The fair values for loans and leases held for investment are estimated using discounted cash flow analyses, using a discount rate based on current interest rates at which similar loans with similar terms would be made to borrowers and include components for credit risk, operating expense and embedded prepayment options. An overall valuation adjustment is made for specific credit risks in addition to general portfolio risk and is significant to the valuation. As permitted, the fair value of the loans and leases are not based on the exit price concept as discussed in the first paragraph of this note. Loans and leases are classified within Level 3 in the fair value hierarchy since credit risk is not an observable input.
Impaired loans held for investment: Impaired loans held for investment include those collateral-dependent loans for which the practical expedient was applied, resulting in a fair-value adjustment to the loan. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans less costs to sell and is classified at a Level 3 in the fair value hierarchy. The fair value of collateral is based on appraisals performed by qualified licensed appraisers hired by the Corporation. At December 31, 2016, impaired loans held for investment had a carrying amount of $43.9 million with a valuation allowance of $235 thousand. At December 31, 2015, impaired loans held for investment had a carrying amount of $48.9 million with a valuation allowance of $322 thousand.
Mortgage servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. At December 31, 2016 and December 31, 2015, mortgage servicing rights had a carrying amount of $6.5 million and $5.9 million, respectively, with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill during the fourth quarter of 2016 and determined it was more likely than not that the fair value of the Corporation, including each of the identified reporting units, was more than its carrying amount; therefore, the Corporation did not need to perform the two-step impairment test for the Corporation or the reporting units. The Corporation also completed an impairment test for other intangible assets during the fourth quarter of 2016. There was no impairment of goodwill or identifiable intangibles recorded.
Other real estate owned: The fair value of other real estate owned (OREO) is originally estimated based upon the appraised value less estimated costs to sell. The fair value less cost to sell becomes the "original cost" of the OREO asset. Subsequently, OREO is reported as the lower of the original cost and the current the fair value less cost to sell. Capital improvement expenses associated with the construction or repair of the property are capitalized as part of the cost of the OREO asset; however, the capitalized expenses may not increase the OREO asset's recorded value to an amount greater than the asset's fair value after improvements and less cost to sell. New appraisals are generally obtained on an annual basis. During 2016, four properties had write-downs totaling $469 thousand which was included in other noninterest income in the statement of income. Other real estate owned is classified within Level 3 of the valuation hierarchy due to the unique characteristics of the collateral for each loan.
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
Note 19. Restructuring Charges
During the first quarter of 2015, the Corporation finalized a new financial center model, which is smaller in size, combines enhanced technology with personal service and provides consultive services and solutions delivered by personal bankers. These efforts have led to the development of a comprehensive financial center optimization plan approved in April 2015 which includes opening new financial centers in growth markets while closing financial centers which operate in close proximity to other centers. As the Corporation announced in April 2015, six financial centers were closed in September 2015 that operated in close proximity to other centers. As a result, the Corporation recorded $1.6 million in restructuring charges during the second quarter of 2015 and related to the Banking business segment. The Corporation negotiated more favorable lease termination agreement on two of the properties during 2016 resulting in a reversal in the accrual of $152 thousand.
During the third and fourth quarters of 2016, the Corporation exited four financial centers, a lease for a new financial center and two administrative offices, and reduced staff due to rationalization; resulting in accruing a loss of $1.9 million related to the Banking business segment. As a result of the Fox Chase acquisition and in an effort to optimize market visibility, financial centers and administrative offices which operated in close proximity to other centers were analyzed and staffing was rationalized.
A roll-forward of the accrued restructuring expense is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2016	$—	$228	$834	$1,062
Restructuring charges	1,207	409	115	1,731
Payments	(306)	—	(868)	(1,174)
Accelerated depreciation	—	(409)	—	(409)
Accrued at December 31, 2016	$901	$228	$81	$1,210
Note 20. Share Repurchase Plan
On October 23, 2013, the Corporation’s Board of Directors approved a new stock repurchase plan for the repurchase of up to 800,000 shares of common stock, or approximately 5% of the shares outstanding. During the year ended December 31, 2014, the Corporation repurchased 110,997 shares at a cost of $2.0 million under the share repurchase program.
On May 27, 2015, the Corporation's Board of Directors approved an increase of 1,000,000 shares in the common shares available for repurchase under the Corporation's share repurchase program, or approximately 5% of the Corporation's common stock outstanding as of May 27, 2015. During the years ended December 31, 2016 and 2015, the Corporation repurchased 66,000 and 608,757 shares of common stock at a cost of $1.4 million and $12.0 million, respectively, under the share repurchase program. Shares available for future repurchases under the plan totaled 1,014,246 at December 31, 2016. Total shares outstanding at December 31, 2016 were 26,589,353. At December 31, 2016, the aggregate purchases recorded as treasury stock, at cost, on the Corporation's consolidated balance sheet was $44.9 million. The Corporation will repurchase shares of its common stock from time to time through open market purchases, tender offers, privately negotiated purchases or other means. The share repurchase program does not obligate the Corporation to acquire any particular amount of common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Note 21. Regulatory Matters
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Capital adequacy guidelines, and additionally for the Bank the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2016, the Corporation and the Bank were required to hold a capital conservation buffer greater than 0.625% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions. During 2017, the Corporation and the Bank must hold a capital conservation buffer greater than 1.25% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2016 and December 31, 2015 under BASEL III regulatory capital rules were as follows.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$462,198	12.44%	$297,284	8.00%	$371,604	10.00%
Bank	436,435	11.85	294,679	8.00	368,349	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	222,963	6.00	297,284	8.00
Bank	418,266	11.36	221,010	6.00	294,679	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	167,222	4.50	241,543	6.50
Bank	418,266	11.36	165,757	4.50	239,427	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,942	8.84	158,410	4.00	198,013	5.00
Bank	418,266	10.64	157,254	4.00	196,567	5.00
At December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$334,757	13.35%	$200,613	8.00%	$250,766	10.00%
Bank	300,527	12.09	198,816	8.00	248,521	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	150,460	6.00	200,613	8.00
Bank	282,245	11.36	149,112	6.00	198,816	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	267,098	10.65	112,845	4.50	162,998	6.50
Bank	282,245	11.36	111,834	4.50	161,538	6.50
Tier 1 Capital (to Average Assets):
Corporation	267,098	9.69	110,227	4.00	137,783	5.00
Bank	282,245	10.31	109,480	4.00	136,850	5.00

At December 31, 2016 and December 31, 2015, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2016, the Corporation and the Bank was required to hold a capital conservation buffer comprised of common equity Tier I capital above its minimum risk-based capital requirements in an amount greater than .625% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2016, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.
Dividends and Other Restrictions
The primary source of the Corporation’s dividends paid to its shareholders is from the earnings of the Bank paid to the Corporation in the form of dividends.
The approval of the Federal Reserve Board of Governors is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2017 without approval of the Federal Reserve Board of Governors of approximately $16.1 million plus an additional amount equal to the Bank’s net profits for 2017 up to the date of any such dividend declaration.
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
The following table provides a summary of activity for loans to Related Parties during the year ended December 31, 2016:

(Dollars in thousands)
Balance at January 1, 2016	$66,377
Additions	18,688
Amounts collected and other reductions	(27,679)
Balance at December 31, 2016	$57,386
During 2016, the Corporation paid $23 thousand to Penn Foundation Inc. for the Employee Assistance Program and $2 thousand to Dunlap & Associates PC for advisory services, in the normal course of business on substantially the same terms as available for others. Margaret Zook, a director of the Corporation, is on the Board of Directors of Penn Foundation Inc., and Todd Benning, a director of the Corporation, is a liaison partner with Dunlap & Associates PC.
The following table provides additional information regarding transactions with Related Parties:

(Dollars in thousands)	At December 31, 2016
Commitments to extend credit	$15,503
Standby and commercial letters of credits	1,000
Deposits received	15,960
Note 23. Segment Reporting
At December 31, 2016, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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
The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
For the Year Ended December 31, 2016
Interest income	$126,571	$5	$—	$31	$126,607
Interest expense	12,094	—	—	288	12,382
Net interest income	114,477	5	—	(257)	114,225
Provision for loan and lease losses	4,821	—	—	—	4,821
Noninterest income	21,296	19,318	15,150	199	55,963
Intangible expenses	1,038	3,132	1,464	—	5,634
Acquisition-related and integration costs and restructuring charges	16,096	—	—	1,559	17,655
Other noninterest expense	84,089	12,980	11,924	9,699	118,692
Intersegment (revenue) expense*	(1,766)	788	978	—	—
Income (expense) before income taxes	31,495	2,423	784	(11,316)	23,386
Income tax expense (benefit)	6,510	857	348	(3,834)	3,881
Net income (loss)	$24,985	$1,566	$436	$(7,482)	$19,505
Total assets	$4,137,873	$35,061	$24,472	$33,122	$4,230,528
Capital expenditures	$9,944	$29	$30	$1,660	$11,663

For the Year Ended December 31, 2015
Interest income	$101,950	$1	$—	$32	$101,983
Interest expense	8,065	—	—	—	8,065
Net interest income	93,885	1	—	32	93,918
Provision for loan and lease losses	3,802	—	—	—	3,802
Noninterest income	18,934	18,874	14,396	221	52,425
Intangible expenses	293	410	1,864	—	2,567
Acquisition-related and integration costs and restructuring charges	1,992	—	—	2,187	4,179
Other noninterest expense	76,099	12,276	10,849	(455)	98,769
Intersegment (revenue) expense*	(2,115)	867	1,248	—	—
Income before income taxes	32,748	5,322	435	(1,479)	37,026
Income taxes	7,693	2,054	164	(153)	9,758
Net income	$25,055	$3,268	$271	$(1,326)	$27,268
Total assets	$2,797,746	$33,950	$24,436	$23,319	$2,879,451
Capital expenditures	$5,003	$19	$58	$1,650	$6,730

For the Year Ended December 31, 2014
Interest income	$76,157	$1	$—	$34	$76,192
Interest expense	3,998	—	—	(2)	3,996
Net interest income	72,159	1	—	36	72,196
Provision for loan and lease losses	3,607	—	—	—	3,607
Noninterest income	15,863	19,918	12,038	525	48,344
Intangible expenses	19	1,138	1,010	—	2,167
Acquisition-related and integration costs	285	—	59	934	1,278
Other noninterest expense	65,008	11,752	9,139	(2,090)	83,809
Intersegment (revenue) expense*	(2,192)	965	1,227	—	—
Income before income taxes	21,295	6,064	603	1,717	29,679
Income taxes	4,043	2,269	256	880	7,448
Net income	$17,252	$3,795	$347	$837	$22,231
Capital expenditures	$5,607	$73	$116	$144	$5,940
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage utilized.

Note 24. Condensed Financial Information - Parent Company Only
Condensed financial statements of the Corporation, parent company only, follow:

(Dollars in thousands)	At December 31,
Balance Sheets	2016	2015
Assets:
Cash and due from banks	$1,980	$17,096
Investments in securities	914	807
Investments in subsidiaries, at equity in net assets:
Bank	587,532	392,304
Non-banks	—	—
Other assets	32,124	24,950
Total assets	$622,550	$435,157
Liabilities:
Dividends payable	$5,316	$3,905
Subordinated notes	94,087	49,377
Other liabilities	17,938	20,301
Total liabilities	117,341	73,583
Shareholders' equity:	505,209	361,574
Total liabilities and shareholders' equity	$622,550	$435,157

The Corporation’s condensed Balance Sheet at December 31, 2016 reflects the issuance of common stock valued at approximately $227 million related to the acquisition of Fox Chase Bank on July 1, 2016 and the push down to the Bank subsidiary. The Corporation’s condensed Balance Sheet at December 31, 2015 reflects the issuance of common stock valued at approximately $77 million related to the acquisition of Valley Green Bank on January 1, 2015 and the push down to the Bank subsidiary.

(Dollars in thousands)	For the Years Ended December 31,
Statements of Income	2016	2015	2014
Dividends from Bank	$94,042	$26,523	$12,482
Dividends from non-bank	—	—	—
Net gain on sales of securities	23	285	306
Other income	18,663	18,428	18,334
Total operating income	112,728	45,236	31,122
Operating expenses	30,001	21,833	16,924
Income before income tax (benefit) expense and equity in undistributed (loss) income of subsidiaries	82,727	23,403	14,198
Income tax (benefit) expense	(3,834)	(728)	880
Income before equity in undistributed (loss) income of subsidiaries	86,561	24,131	13,318
Equity in undistributed (loss) income of subsidiaries:
Bank	(67,056)	3,137	8,913
Non-banks	—	—	—
Net income	$19,505	$27,268	$22,231

(Dollars in thousands)	For the Years Ended December 31,
Statements of Cash Flows	2016	2015	2014
Cash flows from operating activities:
Net income	$19,505	$27,268	$22,231
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	67,056	(3,137)	(8,913)
Net gain on sales of securities	(23)	(285)	(306)
Bank owned life insurance income	(182)	(5)	(238)
Depreciation of premises and equipment	339	275	364
Stock based compensation	2,084	1,421	1,141
Contributions to pension and other postretirement benefit plans	(2,261)	(2,271)	(254)
Decrease (increase) in other assets	1,098	(4,268)	714
Increase (decrease) in other liabilities	213	2,027	(639)
Net cash provided by operating activities	87,829	21,025	14,100
Cash flow from investing activities:
Investments in subsidiaries	(40,000)	(30,000)	—
Proceeds from sales of securities	38	708	1,131
Outlays for business acquisitions	(87,683)	—	—
Other, net	(1,619)	(1,640)	(281)
Net cash (used in) provided by investing activities	(129,264)	(30,932)	850
Cash flows from financing activities:
Net decrease in short-term borrowings	(253)	—	—
Proceeds from issuance of subordinated notes	44,515	49,267	—
Purchases of treasury stock	(8,359)	(13,342)	(4,605)
Stock issued under dividend reinvestment and employee stock purchase plans and other employee benefit plans	2,472	2,434	2,462
Proceeds from exercise of stock options, including excess tax benefits	4,968	534	310
Cash dividends paid	(17,024)	(15,010)	(12,996)
Net cash provided by (used in) financing activities	26,319	23,883	(14,829)
Net (decrease) increase in cash and due from financial institutions	(15,116)	13,976	121
Cash and due from financial institutions at beginning of year	17,096	3,120	2,999
Cash and due from financial institutions at end of year	$1,980	$17,096	$3,120
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,956	$1,275	$2
Income tax, net of refunds received	6,675	1,770	5,300

Note 25. Quarterly Financial Data (Unaudited)
The unaudited results of operations for the quarters for the years ended December 31, 2016 and 2015 were as follows:

(Dollars and shares in thousands)
2016 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$38,056	$36,705	$26,112	$25,734
Interest expense	3,884	3,836	2,451	2,211
Net interest income	34,172	32,869	23,661	23,523
Provision for loan and lease losses	2,250	1,415	830	326
Net interest income after provision for loan and lease losses	31,922	31,454	22,831	23,197
Noninterest income	13,994	14,137	14,001	13,831
Noninterest expense	38,430	47,066	29,546	26,939
Income before income taxes	7,486	(1,475)	7,286	10,089
Income taxes	568	(1,533)	2,046	2,800
Net income	$6,918	$58	$5,240	$7,289

Per share data:
Weighed average shares outstanding - basic earnings per share	26,300	26,273	19,434	19,402
Weighed average shares outstanding - diluted earnings per share	26,436	26,340	19,469	19,433

Basic earnings per share	$0.27	$—	$0.27	$0.37
Diluted earnings per share	$0.27	$—	$0.27	$0.37
Dividends per share	$0.20	$0.20	$0.20	$0.20

2015 Quarterly Financial Data:	Fourth	Third	Second	First
Interest income	$25,747	$25,704	$25,622	$24,910
Interest expense	2,278	2,220	2,133	1,434
Net interest income	23,469	23,484	23,489	23,476
Provision for loan and lease losses	917	670	1,141	1,074
Net interest income after provision for loan and lease losses	22,552	22,814	22,348	22,402
Noninterest income	13,188	12,736	13,242	13,259
Noninterest expense	26,029	25,243	26,832	27,411
Income before income taxes	9,711	10,307	8,758	8,250
Income taxes	2,553	2,779	2,292	2,134
Net income	$7,158	$7,528	$6,466	$6,116

Per share data:
Weighed average shares outstanding - basic earnings per share	19,356	19,337	19,501	19,776
Weighed average shares outstanding - diluted earnings per share	19,395	19,368	19,530	19,800

Basic earnings per share	$0.37	$0.39	$0.33	$0.31
Diluted earnings per share	$0.37	$0.39	$0.33	$0.31
Dividends per share	$0.20	$0.20	$0.20	$0.20
The quarterly results for 2016 and 2015 were impacted by the acquisitions of Fox Chase Bancorp on July 1, 2016 and Valley Green Bank on January 1, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control over Financial Reporting
The management of the Univest Corporation of Pennsylvania (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of it's inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, using the criteria set forth in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2016 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, as stated in their reports, which are included herein.
The Corporation added internal controls over the acquisition of Valley Green Bank in 2015 and modified those controls in 2016 for the acquisition of Fox Chase Bancorp. There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Univest Corporation of Pennsylvania:
We have audited Univest Corporation of Pennsylvania’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three- year period ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania
March 3, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5), of Regulation S-K is incorporated herein by reference from the Corporation’s definitive proxy statement on Schedule 14A for the annual meeting of shareholders on April 18, 2017 (2017 Proxy), under the headings: “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board, the Board’s Committees and Their Functions,” “Audit Committee,” “Compensation Committee of the Board,” “Corporate Governance Disclosure,” "Compensation Committee Interlocks and Insider Participation," and "Nominating and Governance Committee of the Board.”
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

Information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Corporation’s 2017 Proxy under the headings: “The Board, the Board’s Committees and Their Functions,” “Executive Compensation,” “Director Compensation,” and "Compensation Committee Report."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference from the Corporation’s 2017 Proxy under the heading, “Beneficial Ownership of Directors and Officers” and Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the Corporation’s 2017 Proxy under the headings, “The Board, the Board’s Committees and Their Functions” and “Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from the Corporation’s 2017 Proxy under the headings: “Audit Committee” and “Independent Registered Public Accounting Firm Fees.”

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

(3.1)	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on April 22, 2015.
(3.2)	Amended By-Laws effective November 23, 2016 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on November 23, 2016.
(10.1)
Form of Change in Control Agreement, dated February 22, 2017, entered into between Univest Corporation of Pennsylvania and Roger S. Deacon, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on February 23, 2017.

(10.2)
Form of Change in Control Agreement, dated February 26, 2016, entered into between Univest Corporation of Pennsylvania and each of Jeffrey M. Schweitzer, Michael S. Keim, Duane J. Brobst, Eric W. Conner, Philip C. Jackson, and Kevin B. Norris, is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on March 2, 2016.

(21)	Subsidiaries of the Registrant.
(23.1)	Consent of independent registered public accounting firm, KPMG LLP.
(31.1)
Certification of Jeffrey M. Schweitzer, President and Chief Executive Officer of the Corporation, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification of Roger S. Deacon, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WILLIAM S. AICHELE William S. Aichele	Chairman and Director	March 3, 2017

/s/ JEFFREY M. SCHWEITZER Jeffrey M. Schweitzer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ ROGER H. BALLOU Roger H. Ballou	Director	March 3, 2017

/s/ TODD S. BENNING Todd S. Benning	Director	March 3, 2017

/s/ DOUGLAS C. CLEMENS Douglas C. Clemens	Director	March 3, 2017

/s/ R. LEE DELP R. Lee Delp	Director	March 3, 2017

/s/ WILLIAM G. MORRAL William G. Morral	Director	March 3, 2017

/s/ GLENN E. MOYER Glenn E. Moyer	Director	March 3, 2017

/s/ K. LEON MOYER K. Leon Moyer	Director	March 3, 2017

/s/ THOMAS M. PETRO Thomas M. Petro	Director	March 3, 2017

/s/ MARK A. SCHLOSSER Mark A. Schlosser	Director	March 3, 2017

/s/ P. GREGORY SHELLY P. Gregory Shelly	Director	March 3, 2017

/s/ MICHAEL L. TURNER Michael L. Turner	Director	March 3, 2017

/s/ CHARLES H. ZIMMERMAN III Charles H. Zimmerman III	Director	March 3, 2017

/s/ MARGARET K. ZOOK Margaret K. Zook	Director	March 3, 2017

