Form 10-Q
period 2017-03-31
UNIVEST CORP OF PENNSYLVANIA
filed 2017-05-03
CIK 102212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 0-7617

 UNIVEST CORPORATION OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1886144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 par value	26,661,431
(Title of Class)	(Number of shares outstanding at April 28, 2017)

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Dollars in thousands, except share data)	At March 31, 2017	At December 31, 2016
ASSETS
Cash and due from banks	$44,745	$48,757
Interest-earning deposits with other banks	13,055	9,068
Investment securities held-to-maturity (fair value $33,022 and $24,871 at March 31, 2017 and December 31, 2016, respectively)	33,027	24,881
Investment securities available-for-sale	431,612	443,637
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,322	24,869
Loans held for sale	1,110	5,890
Loans and leases held for investment	3,341,916	3,285,886
Less: Reserve for loan and lease losses	(19,528)	(17,499)
Net loans and leases held for investment	3,322,388	3,268,387
Premises and equipment, net	64,811	63,638
Goodwill	172,559	172,559
Other intangibles, net of accumulated amortization and fair value adjustments of $18,668 and $17,597 at March 31, 2017 and December 31, 2016, respectively	15,923	16,651
Bank owned life insurance	100,520	99,948
Accrued interest receivable and other assets	48,859	52,243
Total assets	$4,273,931	$4,230,528
LIABILITIES
Noninterest-bearing deposits	$947,495	$918,337
Interest-bearing deposits:
Demand deposits	1,034,363	909,963
Savings deposits	830,917	803,078
Time deposits	553,176	626,189
Total deposits	3,365,951	3,257,567
Short-term borrowings	79,366	196,171
Long-term debt	182,066	127,522
Subordinated notes	94,148	94,087
Accrued interest payable and other liabilities	40,520	49,972
Total liabilities	3,762,051	3,725,319
SHAREHOLDERS’ EQUITY
Common stock, $5 par value: 48,000,000 shares authorized at March 31, 2017 and December 31, 2016; 28,911,799 shares issued at March 31, 2017 and December 31, 2016; 26,645,520 and 26,589,353 shares outstanding at March 31, 2017 and December 31, 2016, respectively	144,559	144,559
Additional paid-in capital	230,391	230,494
Retained earnings	200,050	194,516
Accumulated other comprehensive loss, net of tax benefit	(18,992)	(19,454)
Treasury stock, at cost; 2,266,279 and 2,322,446 shares at March 31, 2017 and December 31, 2016, respectively	(44,128)	(44,906)
Total shareholders’ equity	511,880	505,209
Total liabilities and shareholders’ equity	$4,273,931	$4,230,528
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest income
Interest and fees on loans and leases:
Taxable	$33,700	$21,850
Exempt from federal income taxes	2,035	1,716
Total interest and fees on loans and leases	35,735	23,566
Interest and dividends on investment securities:
Taxable	1,688	1,274
Exempt from federal income taxes	599	734
Interest on deposits with other banks	17	28
Interest and dividends on other earning assets	357	132
Total interest income	38,396	25,734
Interest expense
Interest on deposits	2,191	1,533
Interest on short-term borrowings	262	3
Interest on long-term debt and subordinated notes	1,660	675
Total interest expense	4,113	2,211
Net interest income	34,283	23,523
Provision for loan and lease losses	2,445	326
Net interest income after provision for loan and lease losses	31,838	23,197
Noninterest income
Trust fee income	1,907	1,865
Service charges on deposit accounts	1,243	998
Investment advisory commission and fee income	3,181	2,671
Insurance commission and fee income	4,410	4,558
Other service fee income	1,987	1,831
Bank owned life insurance income	783	470
Net gain on sales of investment securities	15	44
Net gain on mortgage banking activities	1,113	1,218
Other income	331	176
Total noninterest income	14,970	13,831
Noninterest expense
Salaries and benefits	16,657	14,182
Commissions	2,050	1,895
Net occupancy	2,665	2,100
Equipment	993	776
Data processing	2,058	1,281
Professional fees	1,239	1,020
Marketing and advertising	379	538
Deposit insurance premiums	402	447
Intangible expenses	759	766
Acquisition-related costs	—	214
Integration costs	—	6
Other expense	4,828	3,714
Total noninterest expense	32,030	26,939
Income before income taxes	14,778	10,089
Income taxes	3,922	2,800
Net income	$10,856	$7,289
Net income per share:
Basic	$0.41	$0.37
Diluted	0.41	0.37
Dividends declared	0.20	0.20
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017			2016
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Income	$14,778	$3,922	$10,856	$10,089	$2,800	$7,289
Other comprehensive income:
Net unrealized gains on available-for-sale investment securities:
Net unrealized holding gains arising during the period	420	147	273	2,218	776	1,442
Less: reclassification adjustment for net gains on sales realized in net income (1)	(15)	(5)	(10)	(44)	(15)	(29)
Total net unrealized gains on available-for-sale investment securities	405	142	263	2,174	761	1,413
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	7	2	5	(626)	(219)	(407)
Less: reclassification adjustment for net losses realized in net income (2)	71	25	46	81	28	53
Total net unrealized gains (losses) on interest rate swaps used in cash flow hedges	78	27	51	(545)	(191)	(354)
Defined benefit pension plans:
Amortization of net actuarial loss included in net periodic pension costs (3)	299	105	194	329	115	214
Accretion of prior service cost included in net periodic pension costs (3)	(70)	(24)	(46)	(71)	(25)	(46)
Total defined benefit pension plans	229	81	148	258	90	168
Other comprehensive income	712	250	462	1,887	660	1,227
Total comprehensive income	$15,490	$4,172	$11,318	$11,976	$3,460	$8,516

(1) Included in net gain on sales of investment securities on the consolidated statements of income (before tax amount).
(2) Included in interest expense on deposits on the consolidated statements of income (before tax amount).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (before tax amount). See Note 6—Retirement Plans and Other Postretirement Benefits for additional details.

Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	26,589,353	$144,559	$230,494	$194,516	$(19,454)	$(44,906)	$505,209
Net income	—	—	—	10,856	—	—	10,856
Other comprehensive income, net of income tax	—	—	—	—	462	—	462
Cash dividends declared ($0.20 per share)	—	—	—	(5,322)	—	—	(5,322)
Stock issued under dividend reinvestment and employee stock purchase plans	20,944	—	16	—	—	601	617
Exercise of stock options	47,704	—	(62)	—	—	923	861
Repurchase of cancelled restricted stock awards	(13,125)	—	246	—	—	(246)	—
Stock-based compensation	—	—	831	—	—	—	831
Purchases of treasury stock	(57,804)	—	—	—	—	(1,634)	(1,634)
Restricted stock awards granted	58,448	—	(1,134)	—	—	1,134	—
Balance at March 31, 2017	26,645,520	$144,559	$230,391	$200,050	$(18,992)	$(44,128)	$511,880

(Dollars in thousands, except share and per share data)	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Three Months Ended March 31, 2016
Balance at December 31, 2015	19,530,930	$110,271	$121,280	$193,446	$(16,708)	$(46,715)	$361,574
Net income	—	—	—	7,289	—	—	7,289
Other comprehensive income, net of income tax	—	—	—	—	1,227	—	1,227
Cash dividends declared ($0.20 per share)	—	—	—	(3,908)	—	—	(3,908)
Stock issued under dividend reinvestment and employee stock purchase plans	30,121	—	8	—	—	609	617
Exercise of stock options	14,167	—	9	—	—	265	274
Repurchase of cancelled restricted stock awards	(14,250)	—	241	—	—	(241)	—
Stock-based compensation	—	—	451	—	—	—	451
Purchases of treasury stock	(26,750)	—	—	—	—	(521)	(521)
Restricted stock awards granted	58,580	—	(1,083)	—	—	1,083	—
Balance at March 31, 2016	19,592,798	$110,271	$120,906	$196,827	$(15,481)	$(45,520)	$367,003
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$10,856	$7,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,445	326
Depreciation of premises and equipment	1,192	946
Net amortization of investment securities premiums and discounts	515	320
Net gain on sales of investment securities	(15)	(44)
Net gain on mortgage banking activities	(1,113)	(1,218)
Bank owned life insurance income	(783)	(470)
Net accretion of acquisition accounting fair value adjustments	(764)	(100)
Stock-based compensation	831	451
Intangible expenses	759	766
Other adjustments to reconcile net income to cash provided by operating activities	(130)	5
Deferred tax expense	1,087	905
Originations of loans held for sale	(24,828)	(44,414)
Proceeds from the sale of loans held for sale	30,568	46,003
Contributions to pension and other postretirement benefit plans	(69)	(60)
Decrease (increase) in accrued interest receivable and other assets	851	(2,503)
Increase in accrued interest payable and other liabilities	(3,715)	(1,469)
Net cash provided by operating activities	17,687	6,733
Cash flows from investing activities:
Net capital expenditures	(2,299)	(2,177)
Proceeds from maturities and calls of securities held-to-maturity	10,026	4,000
Proceeds from maturities and calls of securities available-for-sale	18,782	18,693
Proceeds from sales of securities available-for-sale	1,762	53,181
Purchases of investment securities held-to-maturity	(18,209)	—
Purchases of investment securities available-for-sale	(9,009)	(32,573)
Net (increase) decrease in other investments	(453)	118
Net increase in loans and leases	(56,550)	(7,507)
Net (increase) decrease in interest-earning deposits	(3,987)	21,156
Proceeds from sales of other real estate owned	2,039	—
Proceeds from bank owned life insurance	211	—
Net cash (used in) provided by investing activities	(57,687)	54,891
Cash flows from financing activities:
Net increase (decrease) in deposits	108,543	(59,934)
Net (decrease) increase in short-term borrowings	(116,805)	1,640
Proceeds from issuance of long-term debt	55,000	—
Payment of contingent consideration on acquisitions	(5,284)	(900)
Purchases of treasury stock	(1,634)	(521)
Stock issued under dividend reinvestment and employee stock purchase plans	617	617
Proceeds from exercise of stock options	861	274
Cash dividends paid	(5,310)	(3,896)
Net cash provided by (used in) financing activities	35,988	(62,720)
Net decrease in cash and due from banks	(4,012)	(1,096)
Cash and due from banks at beginning of year	48,757	32,356
Cash and due from banks at end of period	$44,745	$31,260
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,729	$3,113
Cash paid for income taxes, net of refunds	157	685
Non cash transactions:
Transfer of loans to other real estate owned	$653	$1,797
Note: See accompanying notes to the unaudited consolidated financial statements.

UNIVEST CORPORATION OF PENNSYLVANIA AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Univest Corporation of Pennsylvania (the Corporation or Univest) and its wholly owned subsidiaries; the Corporation’s primary subsidiary is Univest Bank and Trust Co. (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations for interim financial information. The accompanying unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current-year presentation. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 4, 2016.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, valuation of goodwill and other intangible assets, servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation expense.
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require that an employer that sponsors defined benefit pension plans and other postretirement plans, present the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization, when applicable. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, or January 1, 2018 for the Corporation. This ASU should be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This ASU eliminates Step 2 of the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or for the Corporation's goodwill impairment test in 2020. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Corporation does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, or January 1, 2018 for the Corporation. The amendments in this ASU should be applied prospectively on or after the effective date. The Corporation does not anticipate the adoption of this ASU will have a material impact on the Corporation's financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities that are SEC filers, or January 1, 2020 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon adoption of CECL and that the increased allowance level will decrease regulatory capital and ratios.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" to revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The ASU is effective for the first interim period within annual periods beginning after December 15, 2018, or January 1, 2019, with early adoption permitted. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, the adoption of this ASU will impact the balance sheet for the recording of assets and liabilities for operating leases; any initial or continued impact of the recording of assets will have an impact on risk-based capital ratios under current regulatory guidance and possibly equity ratios.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will require equity investments to be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. The ASU will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. A valuation allowance on a deferred tax asset related to available-for-sale securities will need to be included. For financial liabilities that are measured at fair value, the ASU requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The amendments in this ASU are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017 or January 1, 2018 for the Corporation. At March 31, 2017, the Corporation's equity portfolio had a carrying value of $941 thousand which included an unrealized net gain of $532 thousand. This unrealized net gain, net of income taxes, amounted to $345 thousand and was recorded in accumulated other comprehensive income. Upon implementation using the prospective approach, the balance in accumulated other comprehensive income will be reclassed to retained earnings. The carrying value of the equity securities, upon implementation, will not change; however, any future increases or decreases in fair value will be recorded as an increase or decrease to the carrying value and recognized in non-interest income.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that would require an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” which instructs the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing" to provide clarification on these areas. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” providing some limited improvements and practical expedients. The original effective date of the guidance relating to revenue from contracts with customers was deferred by one year as a result of the issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, or January 1, 2018 for the Corporation. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated the impact will be only related to timing.

Note 2. Investment Securities
The following table shows the amortized cost and the estimated fair value of the held-to-maturity securities and available-for-sale securities at March 31, 2017 and December 31, 2016, by contractual maturity within each type:

	At March 31, 2017				At December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity
U.S. government corporations and agencies:
After 1 year to 5 years	$5,000	$—	$(8)	$4,992	$—	$—	$—	$—
	5,000	—	(8)	4,992	—	—	—	—
Residential mortgage-backed securities:
After 5 years to 10 years	4,959	2	—	4,961	—	—	—	—
Over 10 years	13,066	16	(9)	13,073	5,071	—	(3)	5,068
	18,025	18	(9)	18,034	5,071	—	(3)	5,068
Corporate bonds:
Within 1 year	10,002	—	(6)	9,996	19,810	2	(9)	19,803
	10,002	—	(6)	9,996	19,810	2	(9)	19,803
Total	$33,027	$18	$(23)	$33,022	$24,881	$2	$(12)	$24,871
Securities Available-for-Sale
U.S. government corporations and agencies:
Within 1 year	$15,000	$6	$—	$15,006	$15,000	$20	$—	$15,020
After 1 year to 5 years	17,220	2	(24)	17,198	17,265	—	(19)	17,246
	32,220	8	(24)	32,204	32,265	20	(19)	32,266
State and political subdivisions:
Within 1 year	2,105	—	—	2,105	964	—	(1)	963
After 1 year to 5 years	18,122	67	(24)	18,165	18,705	38	(75)	18,668
After 5 years to 10 years	54,737	955	(250)	55,442	55,541	829	(426)	55,944
Over 10 years	8,855	138	(79)	8,914	12,663	226	(114)	12,775
	83,819	1,160	(353)	84,626	87,873	1,093	(616)	88,350
Residential mortgage-backed securities:
After 1 year to 5 years	5,628	6	(46)	5,588	6,086	—	(66)	6,020
After 5 years to 10 years	31,927	1	(771)	31,157	23,479	—	(622)	22,857
Over 10 years	157,202	95	(3,663)	153,634	174,388	99	(4,794)	169,693
	194,757	102	(4,480)	190,379	203,953	99	(5,482)	198,570
Collateralized mortgage obligations:
Over 10 years	4,390	—	(89)	4,301	4,659	—	(105)	4,554
	4,390	—	(89)	4,301	4,659	—	(105)	4,554
Corporate bonds:
Within 1 year	7,032	—	(24)	7,008	250	—	—	250
After 1 year to 5 years	29,773	61	(154)	29,680	35,923	34	(241)	35,716
After 5 years to 10 years	15,187	—	(396)	14,791	15,193	—	(516)	14,677
Over 10 years	60,000	—	(3,612)	56,388	60,000	27	(2,472)	57,555
	111,992	61	(4,186)	107,867	111,366	61	(3,229)	108,198
Money market mutual funds:
No stated maturity	11,294	—	—	11,294	10,784	—	—	10,784
	11,294	—	—	11,294	10,784	—	—	10,784
Equity securities:
No stated maturity	409	533	(1)	941	411	504	—	915
	409	533	(1)	941	411	504	—	915
Total	$438,881	$1,864	$(9,133)	$431,612	$451,311	$1,777	$(9,451)	$443,637

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties and mortgage-backed securities typically prepay at a rate faster than contractually due. Unrealized losses in investment securities at March 31, 2017 and December 31, 2016 do not represent other-than-temporary impairments in management's judgment.
Securities with a carrying value of $355.3 million and $356.7 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and other contractual obligations. In addition, securities of $1.4 million were pledged to secure credit derivatives and interest rate swaps at March 31, 2017 and December 31, 2016. See Note 10, "Derivative Instruments and Hedging Activities" for additional information.
The following table presents information related to sales of securities available-for-sale during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Securities available-for-sale:
Proceeds from sales	$1,762	$53,181
Gross realized gains on sales	15	106
Gross realized losses on sales	—	62
Tax expense related to net realized gains on sales	5	15

Management evaluates debt securities, which are comprised of U.S. government, government sponsored agencies, municipalities, corporate bonds and other issuers, for other-than-temporary impairment by considering the current economic conditions, the length of time and the extent to which the fair value has been less than cost, market interest rates and the credit rating of each security. The Corporation does not have the intent to sell the debt securities and believes it is more likely than not, that it will not have to sell the securities before recovery of their cost basis. The Corporation did not recognize any other-than-temporary impairment charges on debt securities for the three months ended March 31, 2017 and 2016.
At March 31, 2017 and December 31, 2016, there were no investments in any single non-federal issuer representing more than 10% of shareholders’ equity.

The following table shows the fair value of securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016 by the length of time those securities were in a continuous loss position. For the investment securities in an unrealized loss position, the Corporation has concluded, based on its analysis, that the unrealized losses are primarily caused by the movement of interest rates and current market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. It is more likely than not that the Corporation will not be required to sell the investment before a recovery of carrying value.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2017
Securities Held-to-Maturity
U.S. government corporations and agencies	$4,992	$(8)	$—	$—	$4,992	$(8)
Residential mortgage-backed securities	5,000	(9)	—	—	5,000	(9)
Corporate bonds	4,995	(6)	—	—	4,995	(6)
Total	$14,987	$(23)	$—	$—	$14,987	$(23)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,837	$(24)	$—	$—	$11,837	$(24)
State and political subdivisions	22,082	(344)	1,706	(9)	23,788	(353)
Residential mortgage-backed securities	180,647	(4,480)	—	—	180,647	(4,480)
Collateralized mortgage obligations	1,885	(14)	2,416	(75)	4,301	(89)
Corporate bonds	66,728	(2,025)	32,839	(2,161)	99,567	(4,186)
Equity securities	3	(1)	—	—	3	(1)
Total	$283,182	$(6,888)	$36,961	$(2,245)	$320,143	$(9,133)
At December 31, 2016
Securities Held-to-Maturity
Residential mortgage-backed securities	$5,068	$(3)	$—	$—	$5,068	$(3)
Corporate bonds	9,779	(9)	—	—	9,779	(9)
Total	$14,847	$(12)	$—	$—	$14,847	$(12)
Securities Available-for-Sale
U.S. government corporations and agencies	$11,850	$(19)	$—	$—	$11,850	$(19)
State and political subdivisions	40,771	(610)	423	(6)	41,194	(616)
Residential mortgage-backed securities	192,782	(5,482)	—	—	192,782	(5,482)
Collateralized mortgage obligations	2,012	(26)	2,542	(79)	4,554	(105)
Corporate bonds	58,535	(1,333)	33,104	(1,896)	91,639	(3,229)
Total	$305,950	$(7,470)	$36,069	$(1,981)	$342,019	$(9,451)

Note 3. Loans and Leases
Summary of Major Loan and Lease Categories

	At March 31, 2017
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$750,342	$90,629	$840,971
Real estate-commercial	1,013,978	389,690	1,403,668
Real estate-construction	170,178	11,409	181,587
Real estate-residential secured for business purpose	180,830	111,402	292,232
Real estate-residential secured for personal purpose	220,543	74,889	295,432
Real estate-home equity secured for personal purpose	154,363	12,736	167,099
Loans to individuals	27,915	148	28,063
Lease financings	132,864	—	132,864
Total loans and leases held for investment, net of deferred income	$2,651,013	$690,903	$3,341,916
Unearned lease income, included in the above table	$(15,524)	$—	$(15,524)
Net deferred costs, included in the above table	4,418	—	4,418
Overdraft deposits included in the above table	73	—	73

	At December 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Commercial, financial and agricultural	$663,221	$160,045	$823,266
Real estate-commercial	909,581	465,368	1,374,949
Real estate-construction	142,891	31,953	174,844
Real estate-residential secured for business purpose	151,931	142,137	294,068
Real estate-residential secured for personal purpose	210,377	80,431	290,808
Real estate-home equity secured for personal purpose	147,982	14,857	162,839
Loans to individuals	30,110	263	30,373
Lease financings	134,739	—	134,739
Total loans and leases held for investment, net of deferred income	$2,390,832	$895,054	$3,285,886
Unearned lease income, included in the above table	$(15,970)	$—	$(15,970)
Net deferred costs, included in the above table	4,503	—	4,503
Overdraft deposits included in the above table	84	—	84
Overdraft deposits are re-classified as loans and are included in the total loans and leases on the balance sheet.
The carrying amount of acquired loans at March 31, 2017 totaled $690.9 million, including $535.7 million of loans from the Fox Chase acquisition and $155.2 million from the Valley Green Bank acquisition. At March 31, 2017, loans acquired with deteriorated credit quality, or acquired credit impaired loans, were $5.8 million from the Fox Chase acquisition and $788 thousand from the Valley Green Bank acquisition. Acquired credit impaired loans are accounted for in accordance with Accounting Standards Codification (ASC) Topic 310-30.
The outstanding principal balance and carrying amount for acquired credit impaired loans at March 31, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Outstanding principal balance	$8,007	$8,993
Carrying amount	6,616	7,352
Allowance for loan losses	—	—

The following table presents the changes in accretable yield on acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Beginning of period	$50	$144
Reclassification from nonaccretable discount	107	46
Accretable discount amortized to interest income	(116)	(74)
Disposals	(4)	—
End of period	$37	$116

Age Analysis of Past Due Loans and Leases
The following presents, by class of loans and leases, an aging of past due loans and leases, loans and leases which are current and the recorded investment in loans and leases 90 days or more past due which are accruing interest at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Acquired Credit Impaired	Total Loans and Leases Held for Investment	Recorded Investment 90 Days or more Past Due and Accruing Interest
At March 31, 2017
Commercial, financial and agricultural	$1,466	$—	$1,548	$3,014	$837,397	$560	$840,971	$—
Real estate—commercial real estate and construction:
Commercial real estate	4,606	47	1,466	6,119	1,392,288	5,261	1,403,668	—
Construction	—	365	—	365	181,222	—	181,587	—
Real estate—residential and home equity:
Residential secured for business purpose	1,700	1,227	1,328	4,255	287,395	582	292,232	—
Residential secured for personal purpose	2,125	—	767	2,892	292,327	213	295,432	508
Home equity secured for personal purpose	471	343	459	1,273	165,826	—	167,099	109
Loans to individuals	266	38	142	446	27,617	—	28,063	142
Lease financings	5,948	822	5,721	12,491	120,373	—	132,864	160
Total	$16,582	$2,842	$11,431	$30,855	$3,304,445	$6,616	$3,341,916	$919
At December 31, 2016
Commercial, financial and agricultural	$1,536	$256	$1,335	$3,127	$819,550	$589	$823,266	$—
Real estate—commercial real estate and construction:
Commercial real estate	1,482	1,560	2,591	5,633	1,363,606	5,710	1,374,949	—
Construction	202	—	—	202	174,642	—	174,844	—
Real estate—residential and home equity:
Residential secured for business purpose	1,390	428	1,539	3,357	289,927	784	294,068	—
Residential secured for personal purpose	3,243	905	879	5,027	285,512	269	290,808	481
Home equity secured for personal purpose	717	142	521	1,380	161,459	—	162,839	171
Loans to individuals	324	95	142	561	29,812	—	30,373	142
Lease financings	1,731	1,418	729	3,878	130,861	—	134,739	193
Total	$10,625	$4,804	$7,736	$23,165	$3,255,369	$7,352	$3,285,886	$987

Non-Performing Loans and Leases
The following presents, by class of loans and leases, non-performing loans and leases at March 31, 2017 and December 31, 2016:

	At March 31, 2017				At December 31, 2016
(Dollars in thousands)	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases	Nonaccrual Loans and Leases*	Accruing Troubled Debt Restructured Loans and Lease Modifications	Loans and Leases 90 Days or more Past Due and Accruing Interest	Total Non- Performing Loans and Leases
Commercial, financial and agricultural	$5,305	$954	$—	$6,259	$5,746	$967	$—	$6,713
Real estate—commercial real estate and construction:
Commercial real estate	4,133	1,506	—	5,639	5,651	1,519	—	7,170
Real estate—residential and home equity:
Residential secured for business purpose	3,845	316	—	4,161	4,898	766	—	5,664
Residential secured for personal purpose	514	42	508	1,064	560	—	481	1,041
Home equity secured for personal purpose	498	—	109	607	525	—	171	696
Loans to individuals	—	—	142	142	—	—	142	142
Lease financings	5,561	—	160	5,721	536	—	193	729
Total	$19,856	$2,818	$919	$23,593	$17,916	$3,252	$987	$22,155
 * Includes nonaccrual troubled debt restructured loans and lease modifications of $1.7 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively.

The increase in nonaccrual lease financings represents software leases totaling $5.0 million under a vendor referral program. These leases are personally guaranteed by high net worth individuals. During the first quarter of 2017, the lessees stopped making payments due to disputes with the vendor, and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. Univest Capital, Inc. has not been served with the complaint, and the plaintiff has been directed to file an amended complaint on or before May 5, 2017. As of the filing date, the outcome of the matter is neither probable nor estimable.
Credit Quality Indicators
The following tables present by class, the recorded investment in loans and leases held for investment by credit quality indicator at March 31, 2017 and December 31, 2016.
The Corporation employs a ten (10) grade risk rating system related to the credit quality of commercial loans and residential real estate loans secured for a business purpose of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1.	Cash Secured—No credit risk

2.	Fully Secured—Negligible credit risk

3.	Strong—Minimal credit risk

4.	Satisfactory—Nominal credit risk

5.	Acceptable—Moderate credit risk

6.	Pre-Watch—Marginal, but stable credit risk

7.	Special Mention—Potential weakness

8.	Substandard—Well-defined weakness

9.	Doubtful—Collection in-full improbable

10.	Loss—Considered uncollectible

Commercial Credit Exposure Credit Risk by Internally Assigned Grades
The following table presents classifications for originated loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$1,579	$—	$16,754	$—	$18,333
3. Strong	11,641	2,001	—	—	13,642
4. Satisfactory	16,479	39,513	—	361	56,353
5. Acceptable	552,555	767,428	116,973	156,111	1,593,067
6. Pre-watch	135,055	145,103	35,726	15,955	331,839
7. Special Mention	6,454	22,757	360	2,172	31,743
8. Substandard	26,579	37,176	365	6,231	70,351
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$750,342	$1,013,978	$170,178	$180,830	$2,115,328
At December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$272	$—	$13,714	$162	$14,148
3. Strong	14,980	2,045	—	—	17,025
4. Satisfactory	35,529	38,861	—	367	74,757
5. Acceptable	465,675	676,212	110,650	133,716	1,386,253
6. Pre-watch	113,499	128,646	18,213	12,025	272,383
7. Special Mention	8,820	22,439	314	1,199	32,772
8. Substandard	24,446	41,378	—	4,462	70,286
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$663,221	$909,581	$142,891	$151,931	$1,867,624

The following table presents classifications for acquired loans:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial	Real Estate— Construction	Real Estate— Residential Secured for Business Purpose	Total
At March 31, 2017
Grade:
1. Cash secured/ 2. Fully secured	$—	$—	$—	$—	$—
3. Strong	—	—	—	—	—
4. Satisfactory	4,385	825	—	—	5,210
5. Acceptable	66,009	242,512	3,616	90,179	402,316
6. Pre-watch	13,129	128,832	7,793	15,701	165,455
7. Special Mention	1,774	6,715	—	2,229	10,718
8. Substandard	5,332	10,806	—	3,293	19,431
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$90,629	$389,690	$11,409	$111,402	$603,130
December 31, 2016
Grade:
1. Cash secured/ 2. Fully secured	$583	$—	$—	$—	$583
3. Strong	—	—	—	—	—
4. Satisfactory	4,399	1,018	—	—	5,417
5. Acceptable	113,512	282,199	20,565	117,322	533,598
6. Pre-watch	31,697	163,623	11,388	14,405	221,113
7. Special Mention	73	7,705	—	6,245	14,023
8. Substandard	9,781	10,823	—	4,165	24,769
9. Doubtful	—	—	—	—	—
10.Loss	—	—	—	—	—
Total	$160,045	$465,368	$31,953	$142,137	$799,503
Credit Exposure—Real Estate—Residential Secured for Personal Purpose, Real Estate—Home Equity Secured for Personal Purpose, Loans to individuals, Lease Financing Credit Risk Profile by Payment Activity
The Corporation monitors the credit risk profile by payment activity for the following classifications of loans and leases: residential real estate loans secured for a personal purpose, home equity loans secured for a personal purpose, loans to individuals and lease financings. Nonperforming loans and leases are loans and leases past due 90 days or more, loans and leases on nonaccrual of interest and troubled debt restructured loans and lease modifications. Performing loans and leases are reviewed only if the loan becomes 60 days or more past due. Nonperforming loans and leases are reviewed monthly. Performing loans and leases have a nominal to moderate risk of loss.
The following table presents classifications for originated loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2017
Performing	$220,036	$153,756	$27,773	$127,143	$528,708
Nonperforming	507	607	142	5,721	6,977
Total	$220,543	$154,363	$27,915	$132,864	$535,685
At December 31, 2016
Performing	$210,208	$147,286	$29,968	$134,010	$521,472
Nonperforming	169	696	142	729	1,736
Total	$210,377	$147,982	$30,110	$134,739	$523,208

The following table presents classifications for acquired loans:

(Dollars in thousands)	Real Estate— Residential Secured for Personal Purpose	Real Estate— Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financing	Total
At March 31, 2017
Performing	$74,332	$12,736	$148	$—	$87,216
Nonperforming	557	—	—	—	557
Total	$74,889	$12,736	$148	$—	$87,773
At December 31, 2016
Performing	$79,559	$14,857	$263	$—	$94,679
Nonperforming	872	—	—	—	872
Total	$80,431	$14,857	$263	$—	$95,551
Reserve for Loan and Lease Losses and Recorded Investment in Loans and Leases
The following presents, by portfolio segment, a summary of the activity in the reserve for loan and lease losses, the balance in the reserve for loan and lease losses disaggregated on the basis of impairment method and the recorded investment in loans and leases disaggregated on the basis of impairment method for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
Three Months Ended March 31, 2017
Reserve for loan and lease losses:
Beginning balance	$7,037	$7,505	$774	$993	$364	$788	$38	$17,499
Charge-offs	(178)	—	(42)	(94)	(126)	(257)	N/A	(697)
Recoveries	187	3	10	17	35	29	N/A	281
Provision (recovery of provision)	844	116	603	82	62	769	(34)	2,442
Provision for acquired credit impaired loans	—	—	—	3	—	—	—	3
Ending balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
Three Months Ended March 31, 2016
Reserve for loan and lease losses:
Beginning balance	$6,418	$6,572	$763	$1,575	$346	$1,042	$912	$17,628
Charge-offs	(1,481)	(26)	(238)	(46)	(76)	(205)	N/A	(2,072)
Recoveries	450	7	19	17	33	44	N/A	570
Provision (recovery of provision)	243	(82)	203	(233)	53	41	102	327
Recovery of provision for acquired credit impaired loans	—	—	—	(1)	—	—	—	(1)
Ending balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
N/A – Not applicable

(Dollars in thousands)	Commercial, Financial and Agricultural	Real Estate— Commercial and Construction	Real Estate— Residential Secured for Business Purpose	Real Estate— Residential and Home Equity Secured for Personal Purpose	Loans to Individuals	Lease Financings	Unallocated	Total
At March 31, 2017
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$8	$26	$364	$1	$—	$580	N/A	$979
Ending balance: collectively evaluated for impairment	7,882	7,598	981	1,000	335	749	4	18,549
Total ending balance	$7,890	$7,624	$1,345	$1,001	$335	$1,329	$4	$19,528
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$9,524	$21,658	$5,178	$1,054	$—	$5,021		$42,435
Ending balance: collectively evaluated for impairment	740,818	1,160,406	175,652	373,852	27,915	127,843		2,606,486
Loans measured at fair value	—	2,092	—	—	—	—		2,092
Acquired non-credit impaired loans	90,069	395,838	110,820	87,412	148	—		684,287
Acquired credit impaired loans	560	5,261	582	213	—	—		6,616
Total ending balance	$840,971	$1,585,255	$292,232	$462,531	$28,063	$132,864		$3,341,916
At March 31, 2016
Reserve for loan and lease losses:
Ending balance: individually evaluated for impairment	$151	$140	$20	$30	$—	$—	N/A	$341
Ending balance: collectively evaluated for impairment	5,479	6,323	727	1,282	356	922	1,014	16,103
Ending balance: acquired credit impaired loans evaluated for impairment	—	8	—	—	—	—	—	8
Total ending balance	$5,630	$6,471	$747	$1,312	$356	$922	$1,014	$16,452
Loans and leases held for investment:
Ending balance: individually evaluated for impairment	$12,977	$29,375	$3,618	$504	$—	$—		$46,474
Ending balance: collectively evaluated for impairment	473,135	821,684	99,973	314,885	28,140	125,814		1,863,631
Acquired non-credit impaired loans	21,207	122,415	113,923	14,058	281	—		271,884
Acquired credit impaired loans	—	517	750	—	—	—		1,267
Total ending balance	$507,319	$973,991	$218,264	$329,447	$28,421	$125,814		$2,183,256
N/A – Not applicable
The Corporation records a provision for loan loss for the acquired non-impaired loans only when additional deterioration of the portfolio is identified over the projections utilized in the initial fair value analysis. After the acquisition measurement period, the present value of any decreases in expected cash flows of acquired credit impaired loans will generally result in an impairment charge recorded as a provision for loan loss, resulting in an increase to the allowance.

Impaired Loans
The following presents, by class of loans, the recorded investment and unpaid principal balance of impaired loans, the amounts of the impaired loans for which there is not a reserve for credit losses and the amounts for which there is a reserve for credit losses at March 31, 2017 and December 31, 2016. The impaired loans exclude acquired credit impaired loans.

	At March 31, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Impaired loans with no related reserve recorded:
Commercial, financial and agricultural	$9,437	$10,960		$10,911	$12,561
Real estate—commercial real estate	21,062	21,906		24,469	25,342
Real estate—residential secured for business purpose	3,937	4,338		5,704	6,253
Real estate—residential secured for personal purpose	556	596		560	594
Real estate—home equity secured for personal purpose	441	445		525	528
Total impaired loans with no related reserve recorded	$35,433	$38,245		$42,169	$45,278
Impaired loans with a reserve recorded:
Commercial, financial and agricultural	$87	$211	$8	$166	$166	$19
Real estate—commercial real estate	596	596	26	597	597	25
Real estate—residential secured for business purpose	1,241	1,519	364	983	1,105	191
Real estate—home equity secured for personal purpose	57	57	1	—	—	—
Total impaired loans with a reserve recorded	$1,981	$2,383	$399	$1,746	$1,868	$235

	At March 31, 2017			At December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve	Recorded Investment	Unpaid Principal Balance	Related Reserve
Total impaired loans:
Commercial, financial and agricultural	$9,524	$11,171	$8	$11,077	$12,727	$19
Real estate—commercial real estate	21,658	22,502	26	25,066	25,939	25
Real estate—residential secured for business purpose	5,178	5,857	364	6,687	7,358	191
Real estate—residential secured for personal purpose	556	596	—	560	594	—
Real estate—home equity secured for personal purpose	498	502	1	525	528	—
Total impaired loans	$37,414	$40,628	$399	$43,915	$47,146	$235
Impaired loans include nonaccrual loans, accruing troubled debt restructured loans and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. These loans are individually measured to determine the amount of potential impairment. The loans are reviewed for impairment based on the fair value of the collateral for collateral dependent loans and for certain loans based on discounted cash flows using the loans’ initial effective interest rates. Impaired loans include other accruing impaired loans of $20.3 million and $23.3 million at March 31, 2017 and December 31, 2016, respectively. Specific reserves on other accruing impaired loans were $650 thousand and $84 thousand at March 31, 2017 and December 31, 2016, respectively.

The following presents by class of loans, the average recorded investment in impaired loans and an analysis of interest on impaired loans. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Therefore, interest income on accruing impaired loans is recognized using the accrual method.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms	Average Recorded Investment	Interest Income Recognized*	Additional Interest Income That Would Have Been Recognized Under Original Terms
Commercial, financial and agricultural	$11,418	$43	$85	$13,569	$68	$95
Real estate—commercial real estate	23,949	233	73	29,212	305	70
Real estate—residential secured for business purpose	4,268	16	44	4,273	27	47
Real estate—residential secured for personal purpose	552	—	8	568	2	4
Real estate—home equity secured for personal purpose	525	—	5	177	—	2
Total	$40,712	$292	$215	$47,799	$402	$218

*
Includes interest income recognized on a cash basis for nonaccrual loans of $1 thousand and $7 thousand for the three months ended March 31, 2017 and 2016, respectively and interest income recognized on the accrual method for accruing impaired loans of $291 thousand and $395 thousand for the three months ended March 31, 2017 and 2016, respectively.

Impaired Leases
The Corporation had impaired leases of $5.0 million with related reserves of $580 thousand at March 31, 2017. The Corporation had no impaired leases at December 31, 2016. See discussion in Non-Performing Loans and Leases.
Troubled Debt Restructured Loans
The following presents, by class of loans, information regarding accruing and nonaccrual loans that were restructured:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve	Number of Loans	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Related Reserve
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	$—	$—	1	$1,545	$1,545	$—
Total	—	$—	$—	$—	1	$1,545	$1,545	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	$—	$—	—	$—	$—	$—

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

The following presents, by class of loans, information regarding the types of concessions granted on accruing and nonaccrual loans that were restructured during the three months ended March 31, 2017 and 2016.

	Amortization Period Extension		Total Concessions Granted
(Dollars in thousands)	No. of Loans	Amount	No. of Loans	Amount
Three Months Ended March 31, 2017
Accruing Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—
Three Months Ended March 31, 2016
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	1	$1,545	1	$1,545
Total	1	$1,545	1	$1,545
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—
The following presents, by class of loans, information regarding accruing and nonaccrual troubled debt restructured loans, for which there were payment defaults within twelve months of the restructuring date:

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Accruing Troubled Debt Restructured Loans:
Commercial, financial and agricultural	—	$—	1	$50
Total	—	$—	1	$50
Nonaccrual Troubled Debt Restructured Loans:
Total	—	$—	—	$—
The following presents, by class of loans, information regarding consumer mortgages collateralized by residential real estate property that are in the process of foreclosure at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Real estate-home equity secured for personal purpose	$180	$180
Total	$180	$180

The Corporation held no foreclosed consumer residential real estate property at March 31, 2017 and December 31, 2016.

Note 4. Goodwill and Other Intangible Assets
The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The Corporation also has goodwill which is deemed to be an indefinite intangible asset and is not amortized.
Changes in the carrying amount of the Corporation's goodwill by business segment for the three months ended March 31, 2017 were as follows:

(Dollars in thousands)	Banking	Wealth Management	Insurance	Consolidated
Balance at December 31, 2016	$138,476	$15,434	$18,649	$172,559
Addition to goodwill from acquisitions	—	—	—	—
Balance at March 31, 2017	$138,476	$15,434	$18,649	$172,559

The following table reflects the components of intangible assets at the dates indicated:

	At March 31, 2017			At December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Fair Value Adjustments	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$710	$307	$403	$710	$205	$505
Core deposit intangibles	6,788	1,299	5,489	6,788	1,004	5,784
Customer related intangibles	12,381	8,852	3,529	12,381	8,504	3,877
Servicing rights	14,712	8,210	6,502	14,369	7,884	6,485
Total amortized intangible assets	$34,591	$18,668	$15,923	$34,248	$17,597	$16,651
The estimated aggregate amortization expense for covenants not to compete and core deposit and customer related intangibles for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$2,085
2018		2,114
2019		1,565
2020		1,200
2021		923
Thereafter		1,534
The Corporation has originated mortgage servicing rights which are included in other intangible assets on the consolidated balance sheets. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on a basis similar to the interest method and an accelerated amortization method for loan payoffs. Mortgage servicing rights are subject to impairment testing on a quarterly basis. The aggregate fair value of these rights was $9.8 million and $9.5 million at March 31, 2017 and December 31, 2016, respectively. The fair value of mortgage servicing rights was determined using a discount rate of 10.0% at March 31, 2017, and December 31, 2016. The Corporation also records servicing rights on small business administration (SBA) loans. The value of these servicing rights was $15 thousand at March 31, 2017.
Changes in the servicing rights balance are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Beginning of period	$6,485	$5,877
Servicing rights capitalized	343	311
Amortization of servicing rights	(326)	(349)
Changes in valuation allowance	—	—
End of period	$6,502	$5,839
Residential mortgage and SBA loans serviced for others	$972,617	$872,958
There was no activity in the valuation allowance for the three months ended March 31, 2017 and March 31, 2016.
The estimated amortization expense of servicing rights for the remainder of 2017 and the succeeding fiscal years is as follows:

Year	(Dollars in thousands)	Amount
Remainder of 2017		$931
2018		818
2019		711
2020		616
2021		533
Thereafter		2,893

Note 5. Borrowings
The following is a summary of borrowings by type. Short-term borrowings consist of overnight borrowings and term borrowings with an original maturity of one year or less. The long-term debt balances and weighted average interest rates include purchase accounting fair value adjustments, net of related amortization from the Fox Chase acquisition.

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Balance at End of Period	Weighted Average Interest Rate at End of Period	Balance at End of Period	Weighted Average Interest Rate at End of Period
Short-term borrowings:
FHLB borrowings	$9,715	0.99%	$91,300	0.74%
Federal funds purchased	45,000	1.05	80,000	0.81
Customer repurchase agreements	24,651	0.05	24,871	0.05

Long-term debt:
FHLB advances	$150,912	1.28%	$96,248	0.94%
Security repurchase agreements	31,154	1.02	31,274	0.91

Subordinated notes	$94,148	5.36%	$94,087	5.36%
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.3 billion. Advances from the FHLB are collateralized by a blanket floating lien on all first mortgage loans of the Bank, FHLB capital stock owned by the Bank and any funds on deposit with the FHLB. At March 31, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $178.8 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of the Bank’s qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund credit lines with several correspondent banks totaling $327.0 million and $302.0 million at March 31, 2017 and December 31, 2016, respectively. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2017 and December 31, 2016, the Corporation had no outstanding borrowings from this line.
The Corporation has a $10.0 million line of credit with a correspondent bank. At March 31, 2017, the Corporation had no outstanding borrowings under this line.
Long-term advances with the FHLB of Pittsburgh mature as follows:

(Dollars in thousands)	As of March 31, 2017	Weighted Average Rate
Remainder of 2017	$65,829	0.83%
2018	10,083	0.69
2019	10,000	1.35
2020	40,000	1.70
2021	25,000	1.97
Thereafter	—	—
Total	$150,912	1.28%
FHLB borrowings totaling $50.8 million that mature in 2017 have a "Call Date"; if the borrowing is called, the Corporation has the option to either pay off the borrowing without penalty or the fixed rate borrowing resets to a variable three-month LIBOR based rate. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities may differ from actual maturities.

Long-term debt under security repurchase agreements with large commercial banks mature as follows:

(Dollars in thousands)	As of March 31, 2017	Weighted Average Rate
Remainder of 2017	$—	—%
2018	10,351	0.83
2019	10,380	1.11
2020	10,423	1.12
2021	—	—
Thereafter	—	—
Total	$31,154	1.02%
Long-term debt under security repurchase agreements totaling $26.0 million are variable based on the one-month LIBOR rate plus a spread; one borrowing for $5.2 million has a fixed interest rate and may be called by the lender based on the underlying agreement.
On April 25, 2017, Kroll Bond Rating Agency ("KBRA") reaffirmed its credit rating for the Corporation and the Bank with a stable outlook. Specifically, KBRA reaffirmed the Corporation's senior unsecured debt rating of BBB+, subordinated debt rating of BBB and short-term rating of K2. With regard to the Bank, KBRA reaffirmed the Bank's deposit rating of A-, short-term debt rating of K2 and short-term deposit rating of K2 while also assigning the Bank a senior unsecured debt rating of A-. Additionally, on April 25, 2017, KBRA initiated the Bank's subordinated debt rating of BBB+.
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
Components of net periodic benefit cost (income) were as follows:

	Three Months Ended March 31,
	2017	2016	2017	2016
(Dollars in thousands)	Retirement Plans		Other Post Retirement Benefits
Service cost	$151	$171	$12	$12
Interest cost	465	518	29	33
Expected return on plan assets	(753)	(754)	—	—
Amortization of net actuarial loss	288	323	11	6
Accretion of prior service cost	(70)	(71)	—	—
Net periodic benefit cost	$81	$187	$52	$51

The Corporation previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to make contributions of $160 thousand to its non-qualified retirement plans and $121 thousand to its other postretirement benefit plans in 2017. During the three months ended March 31, 2017, the Corporation contributed $40 thousand to its non-qualified retirement plans and $29 thousand to its other postretirement plans. During the three months ended March 31, 2017, $672 thousand was paid to participants from the retirement plans and $29 thousand was paid to participants from the other postretirement plans.

Note 7. Stock-Based Incentive Plan

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
The following is a summary of the Corporation's stock option activity and related information for the three months ended March 31, 2017:

(Dollars in thousands, except per share data)	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value at March 31, 2017
Outstanding at December 31, 2016	504,908	$19.06
Granted	191,297	28.15
Expired	(65,500)	22.98
Forfeited	—	—
Exercised	(47,704)	18.04
Outstanding at March 31, 2017	583,001	21.66	7.9	$2,898
Exercisable at March 31, 2017	210,691	17.96	6.0	1,672

The following is a summary of nonvested stock options at March 31, 2017 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options at December 31, 2016	308,940	$6.15
Granted	191,297	6.72
Vested	(127,927)	6.08
Forfeited	—	—
Nonvested stock options at March 31, 2017	372,310	6.46

The following aggregated assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	Actual	Range			Weighted Average
Expected option life in years	6.9	7.9	-	8.2	7.9
Risk free interest rate	2.30%	1.81%	-	1.89%	1.89%
Expected dividend yield	2.84%	4.07%	-	4.19%	4.07%
Expected volatility	29.75%	46.13%	-	46.22%	46.13%
Fair value of options	$6.72	$5.98	-	$6.27	$6.26

The following is a summary of nonvested restricted stock awards at March 31, 2017 including changes during the three months then ended:

(Dollars in thousands, except per share data)	Nonvested Share Awards	Weighted Average Grant Date Fair Value
Nonvested share awards at December 31, 2016	285,158	$19.74
Granted	58,448	28.15
Vested	(47,164)	18.32
Forfeited	(13,125)	18.78
Nonvested share awards at March 31, 2017	283,317	21.76
The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period. Certain information regarding restricted stock is summarized below for the periods indicated:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Shares granted	58,448	58,580
Weighted average grant date fair value	$28.15	$19.68
Intrinsic value of awards vested	$1,333	$971
The total unrecognized compensation expense and the weighted average period over which unrecognized compensation expense is expected to be recognized related to nonvested stock options and nonvested restricted stock awards at March 31, 2017 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Stock options	$2,082	2.4
Restricted stock awards	4,189	1.9
	$6,271	2.1
The following table presents information related to the Corporation’s compensation expense related to stock incentive plans recognized for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Stock-based compensation expense:
Stock options	$221	$151
Restricted stock awards	610	300
Employee stock purchase plan	15	16
Total	$846	$467
Tax benefit on nonqualified stock option expense, restricted stock awards and disqualifying dispositions of incentive stock options	$507	$151
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2017	2016
Numerator:
Net income	$10,856	$7,289
Net income allocated to unvested restricted stock	(113)	(59)
Net income allocated to common shares	$10,743	$7,230
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	26,345	19,402
Effect of dilutive securities—employee stock options	103	31
Denominator for diluted earnings per share—adjusted weighted-average shares outstanding	26,448	19,433
Basic earnings per share	$0.41	$0.37
Diluted earnings per share	$0.41	$0.37
Average anti-dilutive options and awards excluded from computation of diluted earnings per share	242	588

Note 9. Accumulated Other Comprehensive (Loss) Income
The following table shows the components of accumulated other comprehensive (loss) income, net of taxes, for the periods presented:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available-for-Sale Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(4,988)	$(141)	$(14,325)	$(19,454)
Net Change	263	51	148	462
Balance, March 31, 2017	$(4,725)	$(90)	$(14,177)	$(18,992)
Balance, December 31, 2015	$(592)	$(285)	$(15,831)	$(16,708)
Net Change	1,413	(354)	168	1,227
Balance, March 31, 2016	$821	$(639)	$(15,663)	$(15,481)

Note 10. Derivative Instruments and Hedging Activities
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
On October 24, 2014, the Corporation entered into an amortizing interest rate swap classified as a cash flow hedge with a notional amount of $20.0 million to hedge a portion of the debt financing of a pool of 10-year maturity fixed rate loans with balances totaling $29.1 million, at time of the hedge, that were originated in 2013. A brokered money market demand account with a balance exceeding the amortizing interest rate swap balance is being used for the cash flow hedge. Under the terms of the swap agreement, the Corporation pays a fixed rate of 2.10% and receives a floating rate based on the one-month LIBOR. The swap matures in November 2022. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and on a recurring basis to determine that the derivative has been and is expected to continue to be highly effective in offsetting changes in cash flows of the hedged item. The Corporation expects that there will be no ineffectiveness over the life of the interest rate swap. At March 31, 2017, approximately $151 thousand in net deferred losses, net of tax, recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2017. At March 31, 2017, the notional amount of the interest rate swap was $18.4 million, with a negative fair value of $138 thousand.
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
The Corporation has an interest rate swap with a current notional amount of $598 thousand, for a 15-year fixed rate loan that is earning interest at 7.43%. The Corporation pays a fixed rate of 7.43% and receives a floating rate based on the one-month LIBOR plus 224 basis points. The swap matures in April 2022. The interest rate swap is carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging." The loan is carried at fair value under the fair value option as permitted by FASB ASC 825 "Financial Instruments."
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
At March 31, 2017, the Corporation has twelve variable-rate to fixed-rate interest rate swap transactions between the third-party financial institution and customers with a current notional amount of $47.5 million, and remaining maturities ranging from two to 10 years. At March 31, 2017, the fair value of the swaps to the customers was a liability of $57 thousand and all swaps were in paying positions to the third-party financial institution.
At March 31, 2017, there were no material foreign currency swap transactions between the third-party institution and loan customers.
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

Derivatives Tables
The following table presents the notional amounts and fair values of derivatives designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2017 and December 31, 2016. The Corporation pledges cash or securities to cover the negative fair value of derivative instruments. Cash collateral associated with derivative instruments are not added to or netted against the fair value amounts.

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2017
Interest rate swap - cash flow hedge	$18,386		$—	Other liabilities	$138
Interest rate swap - fair value hedge	1,417		—	Other liabilities	29
Total	$19,803		$—		$167
At December 31, 2016
Interest rate swap - cash flow hedge	$18,566		$—	Other liabilities	$217
Interest rate swap - fair value hedge	1,427		—	Other liabilities	37
Total	$19,993		$—		$254
The following table presents the notional amounts and fair values of derivatives not designated as hedging instruments recorded on the consolidated balance sheets at March 31, 2017 and December 31, 2016:

		Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2017
Interest rate swap	$598		$—	Other liabilities	$57
Credit derivatives	47,501		—	Other liabilities	57
Interest rate locks with customers	35,255	Other assets	1,208		—
Forward loan sale commitments	36,390	Other assets	3		—
Total	$119,744		$1,211		$114
At December 31, 2016
Interest rate swap	$622		$—	Other liabilities	$65
Credit derivatives	27,919		—	Other liabilities	9
Interest rate locks with customers	36,541	Other assets	801		—
Forward loan sale commitments	42,366	Other assets	257		—
Total	$107,448		$1,058		$74

The following table presents amounts included in the consolidated statements of income for derivatives designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2017	2016
Interest rate swap—cash flow hedge—net interest payments	Interest expense	$71	$81
Interest rate swap—fair value hedge—ineffectiveness	Other noninterest income	3	—
Net loss		$(68)	$(81)

The following table presents amounts included in the consolidated statements of income for derivatives not designated as hedging instruments for the periods indicated:

	Statement of Income Classification	Three Months Ended March 31,
(Dollars in thousands)		2017	2016
Credit derivatives	Other noninterest income	$71	$—
Interest rate locks with customers	Net gain on mortgage banking activities	407	632
Forward loan sale commitments	Net loss on mortgage banking activities	(254)	(141)
Total		$224	$491

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as hedging instruments at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Accumulated Other Comprehensive (Loss) Income	At March 31, 2017	At December 31, 2016
Interest rate swap—cash flow hedge	Fair value, net of taxes	$(90)	$(141)
Total		$(90)	$(141)

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
Certain corporate securities owned by the Corporation are classified as Level 3 as they are not traded in active markets. The fair value of each security is estimated by benchmarking similar transactions of structure, yield and credit which are owned by the Corporation and are actively traded in the market.
On a quarterly basis, the Corporation reviews changes, as submitted by the pricing service, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. If, upon the Corporation’s review or in comparing with another service, a material difference between pricing evaluations were to exist, the Corporation may submit an inquiry to the current pricing service regarding the data used to determine the valuation of a particular security. If the Corporation determines there is market information that would support a different valuation than from the current pricing service’s evaluation, the Corporation may utilize and change the security's valuation. There were no material differences in valuations noted at March 31, 2017.
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
Two commercial loans, associated with interest rate swaps are classified in Level 3 of the valuation hierarchy since lending credit risk is not an observable input for these loans. The unrealized gain on the two loans was $85 thousand at March 31, 2017.

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
For the Sterner Insurance Associates acquisition, the potential remaining cash payment that could result from the contingent consideration arrangement ranges from $0 to a maximum of $2.6 million based on the results for the twelve-month period ending June 30 2017.

The following table presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, classified using the fair value hierarchy:

	At March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,204	$—	$32,204
State and political subdivisions	—	84,626	—	84,626
Residential mortgage-backed securities	—	190,379	—	190,379
Collateralized mortgage obligations	—	4,301	—	4,301
Corporate bonds	—	79,673	28,194	107,867
Money market mutual funds	11,294	—	—	11,294
Equity securities	941	—	—	941
Total available-for-sale securities	12,235	391,183	28,194	431,612
Loans*	—	—	2,092	2,092
Interest rate locks with customers*	—	1,208	—	1,208
Forward loan sale commitments*	—	3	—	3
Total assets	$12,235	$392,394	$30,286	$434,915
Liabilities:
Contingent consideration liability	$—	$—	$729	$729
Interest rate swaps*	—	224	—	224
Credit derivatives*	—	—	57	57
Total liabilities	$—	$224	$786	$1,010

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Available-for-sale securities:
U.S. government corporations and agencies	$—	$32,266	$—	$32,266
State and political subdivisions	—	88,350	—	88,350
Residential mortgage-backed securities	—	198,570	—	198,570
Collateralized mortgage obligations	—	4,554	—	4,554
Corporate bonds	—	79,420	28,778	108,198
Money market mutual funds	10,784	—	—	10,784
Equity securities	915	—	—	915
Total available-for-sale securities	11,699	403,160	28,778	443,637
Loans*	—	—	2,138	2,138
Interest rate locks with customers*	—	801	—	801
Forward loan sale commitments*	—	257	—	257
Total assets	$11,699	$404,218	$30,916	$446,833
Liabilities:
Contingent consideration liability	$—	$—	$5,999	$5,999
Interest rate swaps*	—	319	—	319
Credit derivatives*	—	—	9	9
Total liabilities	$—	$319	$6,008	$6,327
* Such financial instruments are recorded at fair value as further described in Note 10 - Derivative Instruments.

The following table includes a rollfoward of corporate bonds, loans and credit derivatives for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Purchases/additions	Sales	Payments received	Premium amortization, net	(Decrease) increase in value	Balance at March 31, 2017
Corporate bonds	$28,778	$—	$—	$—	$—	$(584)	$28,194
Loans	2,138	—	—	(33)	—	(13)	2,092
Credit derivatives	(9)	(120)	—	—	—	72	(57)
Net total	$30,907	$(120)	$—	$(33)	$—	$(525)	$30,229
The following table presents the change in the balance of the contingent consideration liability related to acquisitions for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Balance at December 31, 2016	Contingent Consideration from New Acquisition	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2017
Sterner Insurance Associates	$331	$—	$—	$—	$331
Girard Partners	5,668	—	5,284	14	398
Total contingent consideration liability	$5,999	$—	$5,284	$14	$729

	Three Months Ended March 31, 2016
(Dollars in thousands)	Balance at December 31, 2015	Contingent Consideration from New Acquisition*	Payment of Contingent Consideration	Adjustment of Contingent Consideration	Balance at March 31, 2016
Sterner Insurance Associates	$1,144	$—	$—	$154	$1,298
Girard Partners	4,241	$—	$900	$119	3,460
John T. Fretz Insurance Agency	192	—	—	7	199
Total contingent consideration liability	$5,577	$—	$900	$280	$4,957
*Includes adjustments during the measurement period in accordance with ASC Topic 805.
The Corporation may be required to periodically measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table represents assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

	At March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$37,015	$37,015
Impaired leases held for investment	—	—	4,441	4,441
Other real estate owned	—	—	3,712	3,712
Total	$—	$—	$45,168	$45,168

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Impaired loans held for investment	$—	$—	$43,680	$43,680
Other real estate owned	—	—	4,969	4,969
Total	$—	$—	$48,649	$48,649

The following table presents assets and liabilities and off-balance sheet items not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed at March 31, 2017 and December 31, 2016. The disclosed fair values are classified using the fair value hierarchy.

	At March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,800	$—	$—	$57,800	$57,800
Held-to-maturity securities	—	33,022	—	33,022	33,027
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	25,322
Loans held for sale	—	1,121	—	1,121	1,110
Net loans and leases held for investment	—	—	3,271,524	3,271,524	3,278,840
Servicing rights	—	—	9,799	9,799	6,502
Total assets	$57,800	$34,143	$3,281,323	$3,373,266	$3,402,601
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,812,775	$—	$—	$2,812,775	$2,812,775
Time deposits	—	555,841	—	555,841	553,176
Total deposits	2,812,775	555,841	—	3,368,616	3,365,951
Short-term borrowings	—	79,366	—	79,366	79,366
Long-term debt	—	183,962	—	183,962	182,066
Subordinated notes	—	95,000	—	95,000	94,148
Total liabilities	$2,812,775	$914,169	$—	$3,726,944	$3,721,531
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,279)	$—	$(2,279)	$—

	At December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets:
Cash and short-term interest-earning assets	$57,825	$—	$—	$57,825	$57,825
Held-to-maturity securities	—	24,871	—	24,871	24,881
Federal Home Loan Bank, Federal Reserve Bank and other stock	NA	NA	NA	NA	24,869
Loans held for sale	—	5,943	—	5,943	5,890
Net loans and leases held for investment	—	—	3,193,886	3,193,886	3,222,569
Servicing rights	—	—	9,548	9,548	6,485
Total assets	$57,825	$30,814	$3,203,434	$3,292,073	$3,342,519
Liabilities:
Deposits:
Demand and savings deposits, non-maturity	$2,631,378	$—	$—	$2,631,378	$2,631,378
Time deposits	—	628,096	—	628,096	626,189
Total deposits	2,631,378	628,096	—	3,259,474	3,257,567
Short-term borrowings	—	195,572	—	195,572	196,171
Long-term debt	—	130,157	—	130,157	127,522
Subordinated notes	—	95,188	—	95,188	94,087
Total liabilities	$2,631,378	$1,049,013	$—	$3,680,391	$3,675,347
Off-Balance-Sheet:
Commitments to extend credit	$—	$(2,218)	$—	$(2,218)	$—

The following valuation methods and assumptions were used by the Corporation in estimating the fair value for financial instruments measured at fair value on a non-recurring basis and financial instruments not measured at fair value on a recurring or non-recurring basis in the Corporation’s consolidated balance sheets but for which the fair value is required to be disclosed:
Cash and short-term interest-earning assets: The carrying amounts reported in the balance sheet for cash and due from banks, interest-earning deposits with other banks, federal funds sold and other short-term investments is their stated value. Cash and short-term interest-earning assets are classified within Level 1 in the fair value hierarchy.
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
Loans held for sale: The fair value of the Corporation’s mortgage loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including interest rates, bids or indications provided by market participants on specific loans that are actively marketed for sale. These loans are primarily residential mortgage loans and are generally classified in Level 2 due to the observable pricing data. Loans held for sale are carried at the lower of cost or estimated fair value. There were no valuation adjustments for loans held for sale at March 31, 2017 and December 31, 2016.
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
Impaired loans and leases held for investment: For impaired loans and leases, the Corporation uses a variety of techniques to measure fair value, such as using the current appraised value of the collateral, agreements of sale, discounting the contractual cash flows, and analyzing market data that the Corporation may adjust due to specific characteristics of the loan/lease or collateral. At March 31, 2017, impaired loans held for investment had a carrying amount of $37.4 million with a valuation allowance of $399 thousand. At December 31, 2016, impaired loans held for investment had a carrying amount of $43.9 million with a valuation allowance of $235 thousand. The Corporation had impaired leases of $5.0 million with related reserves of $580 thousand at March 31, 2017. The Corporation had no impaired leases at December 31, 2016.
Servicing rights: The Corporation estimates the fair value of mortgage servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. Mortgage servicing rights are classified within Level 3 in the fair value hierarchy based upon management's assessment of the inputs. The Corporation reviews the mortgage servicing rights portfolio on a quarterly basis for impairment and the mortgage servicing rights are carried at the lower of amortized cost or estimated fair value. The Corporation also records servicing rights on small business administration (SBA) loans. At March 31, 2017 and December 31, 2016, servicing rights had a carrying amount of $6.5 million with no valuation allowance.
Goodwill and other identifiable assets: Certain non-financial assets subject to measurement at fair value on a non-recurring basis include goodwill and other identifiable intangible assets. During the three months ended March 31, 2017, there were no triggering events that required valuation of goodwill and other identifiable intangible assets.
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
Note 12. Segment Reporting
At March 31, 2017, the Corporation has three reportable business segments: Banking, Wealth Management and Insurance. The Corporation determines the segments based primarily upon product and service offerings, through the types of income generated and the regulatory environment. This is strategically how the Corporation operates and has positioned itself in the marketplace. Accordingly, significant operating decisions are based upon analysis of each of these segments. The parent holding company and intercompany eliminations are included in the "Other" segment.
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

The accounting policies, used in the disclosure of the business segments, are the same as those described in Note 1, “Summary of Significant Accounting Policies".
The following table provides total assets by reportable business segment as of the dates indicated.

(Dollars in thousands)	At March 31, 2017	At December 31, 2016	At March 31, 2016
Banking	$4,187,607	$4,137,873	$2,746,433
Wealth Management	31,178	35,061	30,134
Insurance	24,412	24,472	24,715
Other	30,734	33,122	23,495
Consolidated assets	$4,273,931	$4,230,528	$2,824,777

The following tables provide reportable segment-specific information and reconciliations to consolidated financial information for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$38,392	$1	$—	$3	$38,396
Interest expense	4,113	—	—	—	4,113
Net interest income	34,279	1	—	3	34,283
Provision for loan and lease losses	2,445	—	—	—	2,445
Noninterest income	5,162	5,138	4,547	123	14,970
Intangible expenses	396	170	193	—	759
Other noninterest expense	23,744	3,471	3,069	987	31,271
Intersegment (revenue) expense*	(567)	237	330	—	—
Income (expense) before income taxes	13,423	1,261	955	(861)	14,778
Income tax expense (benefit)	3,641	500	404	(623)	3,922
Net income (loss)	$9,782	$761	$551	$(238)	$10,856
Capital expenditures	$4,320	$11	$7	$50	$4,388

	Three Months Ended
	March 31, 2016
(Dollars in thousands)	Banking	Wealth Management	Insurance	Other	Consolidated
Interest income	$25,725	$2	$—	$7	$25,734
Interest expense	2,211	—	—	—	2,211
Net interest income	23,514	2	—	7	23,523
Provision for loan and lease losses	326	—	—	—	326
Noninterest income	4,548	4,572	4,720	(9)	13,831
Intangible expenses	63	303	400	—	766
Acquisition-related and integration costs	10	—	—	210	220
Other noninterest expense	18,736	3,058	3,119	1,040	25,953
Intersegment (revenue) expense*	(511)	219	292	—	—
Income (expense) before income taxes	9,438	994	909	(1,252)	10,089
Income tax expense (benefit)	2,357	383	377	(317)	2,800
Net income (loss)	$7,081	$611	$532	$(935)	$7,289
Capital expenditures	$1,839	$15	$10	$314	$2,178
*Includes an allocation of general and administrative expenses from both the parent holding company and the Bank. Generally speaking, these expenses are allocated based upon number of employees and square footage utilized.

Note 13. Restructuring Charges
During 2015 and 2016, the Corporation exited five financial centers, a lease for a new financial center and two administrative offices, and reduced staff due to rationalization; resulting in accrued expenses totaling $3.4 million, primarily related to the Banking business segment.
A roll-forward of the remaining accrued restructuring expense for the three months ended March 31, 2017 is as follows:

(Dollars in thousands)	Severance expenses	Write-downs and retirements of fixed assets	Lease cancellations	Total
Accrued at January 1, 2017	$901	$228	$81	$1,210
Payments	(445)	—	(25)	(470)
Accrued at March 31, 2017	$456	$228	$56	$740

Note 14. Contingencies
The Corporation is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Corporation, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.
As discussed in Note 3, during the first quarter of 2017, certain lessees stopped making payments and Univest Capital, Inc., a subsidiary of the Corporation, filed legal complaints to pursue collection of all amounts owed. A complaint was subsequently filed against Univest Capital, Inc. and certain other defendants on March 28, 2017 by one of the lessees in federal court in Texas seeking, among other things, class action certification and a declaration that the contracts and related guarantees are null and void. Univest Capital, Inc. has not been served with the complaint, and the plaintiff has been directed to file an amended complaint on or before May 5, 2017. As of the filing date, the outcome of the matter is neither probable nor estimable.

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
Critical Accounting Policies
Management, in order to prepare the Corporation’s financial statements in conformity with U.S. generally accepted accounting principles, is required to make estimates and assumptions that affect the amounts reported in the Corporation’s financial statements. There are uncertainties inherent in making these estimates and assumptions. Certain critical accounting policies, discussed below, could materially affect the results of operations and financial position of the Corporation should changes in circumstances require a change in related estimates or assumptions. The Corporation has identified the fair value measurement of investment securities available-for-sale and assessment for impairment of certain investment securities, reserve for loan and lease losses, purchase accounting, valuation of goodwill and other intangible assets, servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation as areas with critical accounting policies. For more information on these critical accounting policies, please refer to the Corporation’s 2016 Annual Report on Form 10-K.

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
Executive Overview
The Corporation’s consolidated net income, earnings per share and return on average assets and average equity were as follows:

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2017	2016	Amount	Percent
Net income	$10,856	$7,289	$3,567	48.9%
Net income per share:
Basic	$0.41	$0.37	$0.04	10.8
Diluted	0.41	0.37	0.04	10.8
Return on average assets	1.04%	1.03%	1 BP	1.0
Return on average equity	8.65	8.05	60 BP	7.5

The Corporation reported net income of $10.9 million or $0.41 diluted earnings per share for the three months ended March 31, 2017, compared to net income of $7.3 million or $0.37 diluted earnings per share for the three months ended March 31, 2016. The financial results for the three months ended March 31, 2016 included $220 thousand of acquisition and integration costs related to the Fox Chase Bancorp (Fox Chase) acquisition, or $0.01 of diluted earnings per share, net of tax.

Results of Operations
On July 1, 2016, the Corporation acquired Fox Chase. The comparative results of operations for the three months ended March 31, 2017 include the impact of this acquisition.

Net Interest Income
Net interest income is the difference between interest earned on loans and leases, investments and other interest-earning assets and interest paid on deposits and other interest-bearing liabilities. Net interest income is the principal source of the Corporation’s revenue. Table 1 presents a summary of the Corporation’s average balances, the tax-equivalent yields earned on average assets, and the cost of average liabilities, and shareholders’ equity on a tax-equivalent basis for the three months ended March 31, 2017 and 2016. The tax-equivalent net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread represents the weighted average tax-equivalent yield on interest-earning assets less the weighted average cost of interest-bearing liabilities. The effect of net interest free funding sources represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity. Table 2 analyzes the changes in the tax-equivalent net interest income for the periods broken down by their rate and volume components.
Table 1, Table 2, and the interest income and net interest income analysis contain tax-equivalent financial information and measures determined by methods other than in accordance with U.S. GAAP. The management of the Corporation uses this non-GAAP financial information and measures in its analysis of the Corporation's performance. This financial information and measures should not be considered a substitute for GAAP basis financial information or measures nor should they be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of the non-GAAP financial information and measures provide useful information that is essential to a proper understanding of the financial results of the Corporation.
Three months ended March 31, 2017 versus 2016
Net interest income on a tax-equivalent basis for the three months ended March 31, 2017 was $35.7 million, an increase of $10.9 million or 43.8% compared to the same period in 2016. The net interest margin on a tax-equivalent basis for the first quarter of 2017 was 3.80%, compared to 3.91% for the first quarter of 2016.The increase in net interest income and decrease in net interest margin (tax-equivalent) was mainly due to the impact of the Fox Chase acquisition, which occurred on July 1, 2016. The favorable impact of acquisition accounting adjustments was eight basis points ($764 thousand) for the three months ended March 31, 2017 compared to two basis points ($100 thousand) for the same period in the prior year. The incremental subordinated debt issuance in July 2016 increased funding costs by six basis points for the three months ended March 31, 2017 compared to the same period in the prior year.

Table 1—Average Balances and Interest Rates—Tax-Equivalent Basis

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Assets:
Interest-earning deposits with other banks	$8,592	$16	0.76%	$19,619	$28	0.57%
U.S. government obligations	34,038	106	1.25	82,488	250	1.22
Obligations of states and political subdivisions	85,854	922	4.36	101,061	1,129	4.49
Other debt and equity securities	350,408	1,582	1.83	158,669	1,024	2.60
Federal funds sold and other earning assets	25,909	358	5.60	14,821	132	3.58
Total interest-earning deposits, investments, federal funds sold and other earning assets	504,801	2,984	2.40	376,658	2,563	2.74
Commercial, financial and agricultural loans	721,050	7,841	4.41	411,999	4,014	3.92
Real estate—commercial and construction loans	1,460,029	15,740	4.37	887,118	9,919	4.50
Real estate—residential loans	738,211	8,236	4.52	541,976	5,976	4.43
Loans to individuals	29,575	400	5.49	29,478	399	5.44
Municipal loans and leases	279,379	3,120	4.53	231,498	2,625	4.56
Lease financings	78,633	1,483	7.65	75,022	1,542	8.27
Gross loans and leases	3,306,877	36,820	4.52	2,177,091	24,475	4.52
Total interest-earning assets	3,811,678	39,804	4.24	2,553,749	27,038	4.26
Cash and due from banks	41,942			31,665
Reserve for loan and lease losses	(18,200)			(17,771)
Premises and equipment, net	64,507			42,873
Other assets	330,501			224,041
Total assets	$4,230,428			$2,834,557
Liabilities:
Interest-bearing checking deposits	$426,373	105	0.10	$402,160	84	0.08
Money market savings	531,658	563	0.43	361,788	340	0.38
Regular savings	807,802	349	0.18	626,894	174	0.11
Time deposits	591,813	1,174	0.80	418,547	935	0.90
Total time and interest-bearing deposits	2,357,646	2,191	0.38	1,809,389	1,533	0.34
Short-term borrowings	150,155	262	0.71	27,388	3	0.04
Long-term debt	148,031	399	1.09	—	—	—
Subordinated notes (1)	94,116	1,261	5.43	49,394	675	5.50
Total borrowings	392,302	1,922	1.99	76,782	678	3.55
Total interest-bearing liabilities	2,749,948	4,113	0.61	1,886,171	2,211	0.47
Noninterest-bearing deposits	932,639			542,427
Accrued expenses and other liabilities	38,786			41,867
Total liabilities	3,721,373			2,470,465
Shareholders’ Equity:
Common stock	144,559			110,271
Additional paid-in capital	230,104			120,824
Retained earnings and other equity	134,392			132,997
Total shareholders’ equity	509,055			364,092
Total liabilities and shareholders’ equity	$4,230,428			$2,834,557
Net interest income		$35,691			$24,827
Net interest spread			3.63			3.79
Effect of net interest-free funding sources			0.17			0.12
Net interest margin			3.80%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.61%			135.39%

(1) The interest rate on gross subordinated notes is calculated on a 30/360 day basis with a weighted average note rate of 5.05% and 5.10% for the three months ended March 31, 2017 and 2016, respectively. The balance is net of debt issuance costs which are amortized to interest expense.

Notes:     For rate calculation purposes, average loan and lease categories include deferred fees and costs, purchase accounting adjustments, and unearned discount.
Nonaccrual loans and leases have been included in the average loan and lease balances.
Loans held for sale have been included in the average loan balances.
Tax-equivalent amounts for the three months ended March 31, 2017 and 2016 have been calculated using the
Corporation’s federal applicable rate of 35%.

Table 2—Analysis of Changes in Net Interest Income
The rate-volume variance analysis set forth in the table below compares changes in tax-equivalent net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated proportionately.

	Three Months Ended
	March 31, 2017 Versus 2016
(Dollars in thousands)	Volume Change	Rate Change	Total
Interest income:
Interest-earning deposits with other banks	$(19)	$7	$(12)
U.S. government obligations	(152)	8	(144)
Obligations of states and political subdivisions	(173)	(34)	(207)
Other debt and equity securities	935	(377)	558
Federal funds sold and other earning assets	129	97	226
Interest on deposits, investments, federal funds sold and other earning assets	720	(299)	421
Commercial, financial and agricultural loans	3,276	551	3,827
Real estate—commercial and construction loans	6,119	(298)	5,821
Real estate—residential loans	2,139	121	2,260
Loans to individuals	—	1	1
Municipal loans and leases	513	(18)	495
Lease financings	67	(126)	(59)
Interest and fees on loans and leases	12,114	231	12,345
Total interest income	12,834	(68)	12,766
Interest expense:
Interest-bearing checking deposits	4	17	21
Money market savings	174	49	223
Regular savings	54	121	175
Time deposits	352	(113)	239
Interest on time and interest-bearing deposits	584	74	658
Short-term borrowings	54	205	259
Long-term debt	399	—	399
Subordinated notes	595	(9)	586
Interest on borrowings	1,048	196	1,244
Total interest expense	1,632	270	1,902
Net interest income	$11,202	$(338)	$10,864

Interest Income
Three months ended March 31, 2017 versus 2016
Interest income on a tax-equivalent basis for the three months ended March 31, 2017 was $39.8 million, an increase of $12.8 million from the same period in 2016. The increase was mainly due to the impact of the Fox Chase acquisition and organic loan growth in commercial real estate, commercial business and residential real estate loans. The favorable impact of acquisition accounting fair value adjustments on interest-earnings assets was two basis points ($149 thousand) for the three months ended March 31, 2017 compared to a favorable impact of one basis point ($35 thousand) for the same period in the prior year.
Interest Expense
Three months ended March 31, 2017 versus 2016
Interest expense for the three months ended March 31, 2017 was $4.1 million, an increase of $1.9 million from the same period in 2016. The increase was mainly due to the impact of the Fox Chase acquisition and increased borrowings. The favorable impact of acquisition accounting fair value adjustments on interest-bearing liabilities was nine basis points ($615 thousand) for the three months ended March 31, 2017 compared to a favorable impact of one basis point ($65 thousand) for the same period in the prior year.
Provision for Loan and Lease Losses
The provision for loan and lease losses for the three months ended March 31, 2017 was $2.4 million compared to $326 thousand for the same period in 2016. The increase in the provision for loan losses was primarily due to an increase in loans covered by the allowance for loan and lease losses during the three months ended March 31, 2017 and a $580 thousand reserve for impaired leases.
Noninterest Income
The following table presents noninterest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	Amount	Percent
Trust fee income	$1,907	$1,865	$42	2.3%
Service charges on deposit accounts	1,243	998	245	24.5
Investment advisory commission and fee income	3,181	2,671	510	19.1
Insurance commission and fee income	4,410	4,558	(148)	(3.2)
Other service fee income	1,987	1,831	156	8.5
Bank owned life insurance income	783	470	313	66.6
Net gain on sales of investment securities	15	44	(29)	(65.9)
Net gain on mortgage banking activities	1,113	1,218	(105)	(8.6)
Other income	331	176	155	88.1
Total noninterest income	$14,970	$13,831	$1,139	8.2%

Three months ended March 31, 2017 versus 2016
Noninterest income for the three months ended March 31, 2017 was $15.0 million, an increase of $1.1 million or 8.2% from the same period in the prior year. Service charges on deposits increased $245 thousand or 24.5% for the three months mostly due to fees on deposit accounts acquired from Fox Chase. Investment advisory commission and fee income increased $510 thousand or 19.1% from the three months ended March 31, 2016 primarily due to a combination of both increased new customer relationships and favorable market performance during the second half of 2016 and the first quarter of 2017. Other service fee income increased $156 thousand or 8.5% for the three months primarily due to interchange fee income related to Fox Chase customers. Bank owned life insurance (BOLI) income increased $313 thousand or 66.6% for the three months primarily due to policies acquired from Fox Chase and increased income of $105 thousand on non-qualified annuities. Other income increased $155 thousand for the three months mainly due to net gains on sales of other real estate owned of $114 thousand. These increases were partially offset by modest decreases in insurance and mortgage banking income. Insurance commission and fee income decreased $148 thousand for the three months ended March 31, 2017, primarily due to a decrease in contingent commission income of $340 thousand, which was $1.0 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. The net gain on mortgage banking decreased $105 thousand for the three months ended March 31, 2017 primarily due to a decrease in mortgage volume.
Noninterest Expense
The following table presents noninterest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	Amount	Percent
Salaries and benefits	$16,657	$14,182	$2,475	17.5%
Commissions	2,050	1,895	155	8.2
Net occupancy	2,665	2,100	565	26.9
Equipment	993	776	217	28.0
Data processing	2,058	1,281	777	60.7
Professional fees	1,239	1,020	219	21.5
Marketing and advertising	379	538	(159)	(29.6)
Deposit insurance premiums	402	447	(45)	(10.1)
Intangible expenses	759	766	(7)	(0.9)
Acquisition-related costs	—	214	(214)	N/M
Integration costs	—	6	(6)	N/M
Other expense	4,828	3,714	1,114	30.0
Total noninterest expense	$32,030	$26,939	$5,091	18.9%

Three months ended March 31, 2017 versus 2016
Noninterest expense for the three months ended March 31, 2017 was $32.0 million, an increase of $5.1 million or 18.9% from the same period in the prior year. Salaries and benefit expense increased $2.5 million for the three months, primarily attributable to higher staffing levels resulting from the Fox Chase acquisition, additional staff hired to support revenue generation across all business lines and the expansion into Lancaster County. Occupancy and equipment expenses increased $782 thousand for the three months, primarily due to higher premises expense related to Fox Chase locations and expansion into Philadelphia, Lancaster County and the Lehigh Valley. Data processing expense increased $777 thousand for the three months due to increased investments in computer software and our outsourced data processing solution as well as the addition of Fox Chase processing expense. Other expense increased $1.1 million for the three months primarily due to inclusion of Fox Chase related expenses and an increase of $416 thousand related to bank shares tax as a result of a statutory rate increase in 2017 and the Corporation's growth primarily due to the Fox Chase acquisition.

Tax Provision
The provision for income taxes for the three months ended March 31, 2017 and 2016 was $3.9 million and $2.8 million, at effective rates of 26.5% and 27.8%, respectively. During the three months ended March 31, 2017, the Corporation recognized a $288 thousand discrete tax benefit related to the vesting of restricted stock and exercise of stock options, which provided a tax deduction greater than previously recorded. This change was in accordance with ASU No. 2016-09, which was implemented by the Corporation in the fourth quarter of 2016 and requires the tax impact of such equity-based compensation activities to be recorded as an adjustment to the income tax provision in the period incurred, rather than an adjustment to equity. Excluding this tax benefit, the effective income tax rate for the three months ended March 31, 2017 was 28.5% which reflects the Corporation's level of tax-exempt income relative to the overall level of taxable income. The effective tax rates reflect the benefits of tax-exempt income from investments in municipal securities, loans and bank-owned life insurance income.

Financial Condition
Assets
The following table presents assets at the dates indicated:

	At March 31, 2017	At December 31, 2016	Change
(Dollars in thousands)			Amount	Percent
Cash and interest-earning deposits	$57,800	$57,825	$(25)	N/M
Investment securities	464,639	468,518	(3,879)	(0.8)
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost	25,322	24,869	453	1.8
Loans held for sale	1,110	5,890	(4,780)	(81.2)
Loans and leases held for investment	3,341,916	3,285,886	56,030	1.7
Reserve for loan and lease losses	(19,528)	(17,499)	(2,029)	(11.6)
Premises and equipment, net	64,811	63,638	1,173	1.8
Goodwill and other intangibles, net	188,482	189,210	(728)	(0.4)
Bank owned life insurance	100,520	99,948	572	0.6
Accrued interest receivable and other assets	48,859	52,243	(3,384)	(6.5)
Total assets	$4,273,931	$4,230,528	$43,403	1.0%
Investment Securities
Total investments at March 31, 2017 decreased $3.9 million from December 31, 2016. Maturities and pay-downs of $24.7 million, calls of $4.1 million and sales of $1.8 million were partially offset by purchases of $27.2 million and increases in the fair value of available-for-sale investment securities of $405 thousand. Long-term interest rates were slightly lower during the first quarter of 2017, resulting in increased fair value of available-for-sale investment securities.
Federal Home Loan Bank, Federal Reserve Bank and other stock, at cost
The Bank is a member of the FHLB, and as such, is required to hold FHLB stock as a condition of membership as determined by the FHLB. The Bank is required to hold additional stock in the FHLB in relation to the level of outstanding borrowings. The Bank held FHLB stock of $10.6 million and $10.1 million at March 31, 2017 and December 31, 2016, respectively. FHLB stock increased $454 thousand mainly due to purchase requirements related to the increase in FHLB borrowings. Additionally, the FHLB may require its members to increase their capital stock investments. Changes in the credit ratings of the U.S. government and federal agencies, including the FHLB, could increase the borrowing costs of the FHLB and possibly have a negative impact on the FHLB operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. The Corporation determined there was no other-than-temporary impairment of the investment in FHLB stock. Therefore, at March 31, 2017, the FHLB stock is recorded at cost.
The Bank held $14.6 million in Federal Reserve Bank stock as required by the Federal Reserve Bank at March 31, 2017 and December 31, 2016.

Loans and Leases
Gross loans and leases held for investment grew $56.0 million or 1.7% from December 31, 2016. The growth in loans was primarily in commercial real estate, commercial business and residential real estate loans.
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
At March 31, 2017, the recorded investment in loans and leases held for investment that were considered to be impaired was $42.4 million. The related reserve for loan and lease losses was $979 thousand. At December 31, 2016, the recorded investment in loans and leases that were considered to be impaired was $43.9 million. The related reserve for loan and lease losses was $235 thousand. The impaired loan and lease balances consisted mainly of commercial real estate loans and business loans. Impaired loans and leases include nonaccrual loans and leases, accruing troubled debt restructured loans and lease modifications and other accruing impaired loans for which it is probable that not all principal and interest payments due will be collectible in accordance with the contractual terms. The amount of the specific reserve needed for these credits could change in future periods subject to changes in facts and judgments related to these credits. Specific reserves have been established based on current facts and management’s judgments about the ultimate outcome of these credits. Interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 was $292 thousand and $402 thousand, respectively. For the three months ended March 31, 2017 and 2016, additional interest income that would have been recognized under the original terms for impaired loans was $215 thousand and $218 thousand, respectively.
Other real estate owned was $3.7 million at March 31, 2017, compared to $5.0 million at December 31, 2016. During the first quarter of 2017, two commercial real estate properties with a total carrying value of $874 thousand were sold for a gain of $14 thousand, three units of a condominium complex with a carrying value of $1.0 million were sold for a gain of $100 thousand and one commercial real estate property with a total fair value of $653 thousand was transferred to other real estate owned.
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

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures that currently are unfunded in categories with historical loss experience. The reserve for these off-balance sheet credits was $393 thousand and $385 thousand at March 31, 2017 and December 31, 2016, respectively.

Table 3—Nonaccrual and Past Due Loans and Leases; Troubled Debt Restructured Loans and Lease Modifications; Other Real Estate Owned; and Related Ratios

The following table details information pertaining to the Corporation’s non-performing assets at the dates indicated. Non-performing loans and assets exclude acquired credit impaired loans for Fox Chase and Valley Green.

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*:
Loans held for investment:
Commercial, financial and agricultural	$5,305	$5,746
Real estate—commercial	4,133	5,651
Real estate—residential	4,857	5,983
Lease financings	5,561	536
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications*	19,856	17,916
Accruing troubled debt restructured loans and lease modifications not included in the above	2,818	3,252
Accruing loans and leases 90 days or more past due:
Real estate—residential	617	652
Loans to individuals	142	142
Lease financings	160	193
Total accruing loans and leases, 90 days or more past due	919	987
Total non-performing loans and leases	23,593	22,155
Other real estate owned	3,712	4,969
Total nonperforming assets	$27,305	$27,124
Nonaccrual loans and leases (including nonaccrual troubled debt restructured loans and lease modifications) / loans and leases held for investment	0.59%	0.55%
Nonperforming loans and leases / loans and leases held for investment	0.71	0.67
Nonperforming assets / total assets	0.64	0.64
Allowance for loan and lease losses / loans and leases held for investment	0.58	0.53
Allowance for loan and lease losses / loans and leases held for investment (excluding acquired loans at period-end)	0.74	0.73
Allowance for loan and lease losses / nonaccrual loans and leases held for investment	98.35	97.67
Allowance for loan and lease losses / nonperforming loans and leases held for investment	82.77	78.98
Allowance for loan and lease losses	$19,528	$17,499
Acquired credit impaired loans	6,616	7,352
Nonperforming loans and leases and acquired credit impaired loans/loans and leases held for investment	0.90%	0.90%
Nonperforming assets and acquired credit impaired loans/ total assets	0.79	0.81
* Nonaccrual troubled debt restructured loans and lease modifications included in nonaccrual loans and leases in the above table	$1,674	$1,753

The following table provides additional information on the Corporation’s nonaccrual loans held for investment:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Total nonaccrual loans and leases, including nonaccrual troubled debt restructured loans and lease modifications	$19,856	$17,916
Nonaccrual loans and leases with partial charge-offs	4,895	5,000
Life-to-date partial charge-offs on nonaccrual loans and leases	2,851	2,857
Charge-off rate of nonaccrual loans and leases with partial charge-offs	36.8%	36.4%
Specific reserves on impaired loans	$399	$235
Goodwill and Other Intangible Assets
Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with acquisitions. The Corporation has covenants not to compete, core deposit and customer-related intangibles and servicing rights, which are not deemed to have an indefinite life and therefore will continue to be amortized over their useful life using the present value of projected cash flows. The amortization of intangible assets was $1.1 million and $834 thousand for the three months ended March 31, 2017 and 2016, respectively. See Note 4 to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets" for a summary of intangible assets at March 31, 2017 and December 31, 2016. The Corporation also has goodwill with a net carrying value of $172.6 million at March 31, 2017 and December 31, 2016, which is deemed to be an indefinite intangible asset and is not amortized.
The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other identifiable intangible assets on an annual basis or more often if events and circumstances indicate there may be impairment. There was no impairment of goodwill or identifiable intangibles during the three months ended March 31, 2017 and 2016. Since the last annual impairment analysis during 2016, there have been no circumstances to indicate impairment. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Liabilities
The following table presents liabilities at the dates indicated:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016	Change
			Amount	Percent
Deposits	$3,365,951	$3,257,567	$108,384	3.3%
Short-term borrowings	79,366	196,171	(116,805)	(59.5)
Long-term debt	182,066	127,522	54,544	42.8
Subordinated notes	94,148	94,087	61	0.1
Accrued interest payable and other liabilities	40,520	49,972	(9,452)	(18.9)
Total liabilities	$3,762,051	$3,725,319	$36,732	1.0%

Deposits
Total deposits grew $108.4 million or 3.3% from December 31, 2016, primarily due to increases in public funds and commercial customer deposits.
Borrowings
Total borrowings decreased $62.2 million from December 31, 2016, primarily due to a decrease in short-term borrowings of $116.8 million partially offset by an increase in long-term Federal Home Loan Bank borrowings of $54.6 million.

Shareholders’ Equity
The following table presents total shareholders’ equity at the dates indicated:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016	Change
			Amount	Percent
Common stock	$144,559	$144,559	$—	—%
Additional paid-in capital	230,391	230,494	(103)	N/M
Retained earnings	200,050	194,516	5,534	2.8
Accumulated other comprehensive loss	(18,992)	(19,454)	462	2.4
Treasury stock	(44,128)	(44,906)	778	1.7
Total shareholders’ equity	$511,880	$505,209	$6,671	1.3%

The increase in shareholder's equity at March 31, 2017 of $6.7 million from December 31, 2016 was primarily related to a $5.5 million increase to retained earnings. Retained earnings at March 31, 2017 were impacted by the three months of net income of $10.9 million partially offset by cash dividends declared of $5.3 million. Accumulated other comprehensive loss decreased by $462 thousand mainly attributable to increases in the fair value of available-for-sale investment securities. Treasury stock decreased by $778 thousand primarily due to the issuance of restricted stock.

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
The Corporation adopted the new Basel III regulatory capital rules during the first quarter of 2015 under the transition rules, primarily relating to regulatory deductions and adjustments impacting common equity tier 1 capital and tier 1 capital, to be phased in over a three-year period beginning January 1, 2015. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. During 2017, the Corporation and the Bank must hold a capital conservation buffer greater than 1.250% above its minimum risk-based capital requirements in order to avoid limitations on capital distributions.

Table 4—Regulatory Capital
The Corporation's and Bank's actual and required capital ratios as of March 31, 2017 and December 31, 2016 under BASEL III regulatory capital rules were as follows.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$469,296	12.44%	$301,688	8.00%	$377,111	10.00%
Bank	440,359	11.77	299,276	8.00	374,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	354,940	9.41	226,266	6.00	301,688	8.00
Bank	420,151	11.23	224,457	6.00	299,276	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	354,940	9.41	169,700	4.50	245,122	6.50
Bank	420,151	11.23	168,343	4.50	243,161	6.50
Tier 1 Capital (to Average Assets):
Corporation	354,940	8.75	162,180	4.00	202,725	5.00
Bank	420,151	10.44	160,985	4.00	201,232	5.00
At December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$462,198	12.44%	$297,284	8.00%	$371,604	10.00%
Bank	436,435	11.85	294,679	8.00	368,349	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	222,963	6.00	297,284	8.00
Bank	418,266	11.36	221,010	6.00	294,679	8.00
Tier 1 Common Capital (to Risk-Weighted Assets):
Corporation	349,942	9.42	167,222	4.50	241,543	6.50
Bank	418,266	11.36	165,757	4.50	239,427	6.50
Tier 1 Capital (to Average Assets):
Corporation	349,942	8.84	158,410	4.00	198,013	5.00
Bank	418,266	10.64	157,254	4.00	196,567	5.00
At March 31, 2017 and December 31, 2016, management believes that the Corporation and the Bank continued to meet all capital adequacy requirements to which they are subject. The Corporation, like other bank holding companies, currently is required to maintain Tier 1 Capital and Total Capital equal to at least 6.0% and 8.0%, respectively, of total risk-weighted assets (including various off-balance-sheet items). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. During 2017, the Corporation and the Bank must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 1.250% of total risk-weighted assets in order to avoid limitations on capital distributions. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, Tier 1 and Total Capital ratios must be at least 8.0% and 10.0% on a risk-adjusted basis, respectively. At March 31, 2017, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Corporation will continue to analyze the impact of the new rules as it grows and as the capital conservation buffer requirements are phased in.

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
Sources of Funds
Core deposits continue to be the largest significant funding sources for the Corporation. These deposits are primarily generated from a base of consumer, business and public customers located in our primary service areas. The Corporation faces increased competition for these deposits from a large array of financial market participants, including banks, credit unions, savings institutions, mutual funds, security dealers and others.
The Corporation also utilizes a mix of short-term and long-term wholesale funding providers. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the Federal Home Loan Bank, the Federal Reserve Bank of Philadelphia and, at times, brokered deposits and other similar sources.
The Corporation, through the Bank, has a credit facility with the FHLB with a maximum borrowing capacity of approximately $1.3 billion. At March 31, 2017 and December 31, 2016, the carrying amount of overnight borrowings with the FHLB was $9.7 million and $91.3 million, respectively. At March 31, 2017 and December 31, 2016, the carrying amount of long-term borrowings with the FHLB was $150.9 million and $96.2 million, respectively. At March 31, 2017 and December 31, 2016, the Bank had outstanding short-term letters of credit with the FHLB totaling $178.8 million and $148.5 million, respectively, which were utilized to collateralize public funds deposits. The maximum borrowing capacity with the FHLB changes as a function of qualifying collateral assets as well as the FHLB’s internal credit rating of the Bank.
The Corporation, through the Bank, maintains uncommitted federal fund lines with several correspondent banks totaling $327.0 million and $302.0 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Corporation had $45.0 million and $80.0 million, respectively, outstanding federal funds purchased with these correspondent banks. Future availability under these lines is subject to the prerogatives of the granting banks and may be withdrawn at will.
The Corporation, through the Bank, has an available line of credit at the Federal Reserve Bank of Philadelphia, the amount of which is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2017 and December 31, 2016, the Corporation had no outstanding borrowings under this line.
The Corporation has a $10.0 million line of credit with a correspondent bank. At March 31, 2017, the Corporation had no outstanding borrowings under this line.

On April 25, 2017, Kroll Bond Rating Agency ("KBRA") reaffirmed its credit rating for the Corporation and the Bank with a stable outlook. Specifically, KBRA reaffirmed the Corporation's senior unsecured debt rating of BBB+, subordinated debt rating of BBB and short-term rating of K2. With regard to the Bank, KBRA reaffirmed the Bank's deposit rating of A-, short-term debt rating of K2 and short-term deposit rating of K2 while also assigning the Bank a senior unsecured debt rating of A-. Additionally, on April 25, 2017, KBRA initiated the Bank's subordinated debt rating of BBB+.
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
No material changes in the Corporation’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Corporation's Annual Report on Form 10-K for the period ended December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Corporation, it is the Corporation's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

As discussed in Notes 3 and 14 to the financial statements included in Part I, Item I of this Form 10-Q, a complaint has been filed in federal court in Texas against Univest Capital, Inc.

Item 1A.	Risk Factors
There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on repurchases by the Corporation of its common stock under the Corporation's Board approved program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2017	—	$—	—	1,080,246
February 1 – 28, 2017	—	—	—	1,080,246
March 1 – 31, 2017	—	—	—	1,080,246
Total	—	$—	—

1.	Transactions are reported as of trade dates.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

a.	Exhibits

	Exhibit 3.1	Amended and Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on April 22, 2015.

	Exhibit 3.2	Amended By-Laws effective November 23, 2016 are incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on November 23, 2016.

Exhibit 10.1
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

Univest Corporation of Pennsylvania
(Registrant)

Date: May 3, 2017	/s/ Jeffrey M. Schweitzer
Jeffrey M. Schweitzer President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	/s/ Roger S. Deacon
Roger S. Deacon Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)